Form 10-Q
period 2011-09-30
FIRST HORIZON NATIONAL CORP
filed 2011-11-08
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ]  Yes    [x]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2011
Common Stock, $.625 par value	263,619,040

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands except restricted and share amounts) (Unaudited)	2011	2010	2010
Assets:
Cash and due from banks (Restricted - $4.7 million on September 30, 2011; $0 on September 30, 2010; and $3.1 million on December 31, 2010)	$339,895	$331,743	$344,384
Federal funds sold and securities purchased under agreements to resell	719,400	602,407	424,390
Total cash and cash equivalents (Restricted - $4.7 million on September 30, 2011; $0 on September 30, 2010; and $3.1 million on December 31, 2010)	1,059,295	934,150	768,774
Interest-bearing cash	358,537	266,469	517,739
Trading securities	1,227,197	1,214,595	769,750
Loans held for sale	386,147	414,259	375,289
Securities available for sale (Note 3)	3,327,846	2,611,460	3,031,930
Loans, net of unearned income (Restricted - $.7 billion on September 30, 2011; $.8 billion on September 30, 2010; and $.8 billion on December 31, 2010) (Note 4)	16,241,402	17,059,489	16,782,572
Less: Allowance for loan losses (Restricted - $32.4 million on September 30, 2011; $47.8 million on September 30, 2010; and $47.5 million on December 31, 2010) (Note 4)	449,645	719,899	664,799
Total net loans (Restricted - $.6 billion on September 30, 2011; $.7 billion on September 30, 2010; and $.7 billion on December 31, 2010)	15,791,757	16,339,590	16,117,773
Mortgage servicing rights (Note 5)	150,803	191,943	207,319
Goodwill (Note 6)	133,659	162,180	162,180
Other intangible assets, net (Note 6)	27,243	34,263	32,881
Capital markets receivables	521,198	564,879	146,091
Premises and equipment, net	326,667	311,947	322,319
Real estate acquired by foreclosure	91,492	139,359	125,401
Other assets (Restricted - $13.6 million on September 30, 2011; $19.1 million on September 30, 2010; and $19.7 million on December 31, 2010)	2,169,628	2,199,087	2,121,506
Total assets (Restricted - $.7 billion on September 30, 2011; $.8 billion on September 30, 2010; and $.7 billion on December 31, 2010)	$25,571,469	$25,384,181	$24,698,952
Liabilities and equity:
Deposits:
Savings	$6,467,377	$5,436,451	$6,036,895
Time deposits	1,210,661	1,473,622	1,390,995
Other interest-bearing deposits (a)	3,096,621	3,088,224	2,842,306
Certificates of deposit $100,000 and more	511,221	584,516	561,750
Interest-bearing	11,285,880	10,582,813	10,831,946
Noninterest-bearing (Restricted - $0 on September 30, 2011; $1.1 million on September 30, 2010; and $1.2 million on December 31, 2010)	4,412,375	4,393,107	4,376,285
Total deposits (Restricted - $0 on September 30, 2011; $1.1 million on September 30, 2010; and $1.2 million on December 31, 2010) (a)	15,698,255	14,975,920	15,208,231
Federal funds purchased and securities sold under agreements to repurchase	2,101,953	2,439,542	2,114,908
Trading liabilities	471,120	414,666	361,920
Other short-term borrowings and commercial paper	621,998	193,361	180,735
Term borrowings (Restricted - $.7 billion on September 30, 2011; $.8 billion on September 30, 2010; and $.8 billion on December 31, 2010)	2,509,804	2,805,731	3,228,070
Capital markets payables	509,164	379,526	65,506
Other liabilities (Restricted - $.1 million on September 30, 2011; $.1 million on September 30, 2010; and $.1 million on December 31, 2010)	915,945	868,547	861,577
Total liabilities (Restricted - $.7 billion on September 30, 2011; $.8 billion on September 30, 2010; and $.8 billion on December 31, 2010)	22,828,239	22,077,293	22,020,947
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - no par value (shares authorized - 5,000,000; no shares issued on September 30, 2011 or December 31, 2010; shares issued - series CPP 866,540 on September 30, 2010) (Note 12)	-	810,974	-
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 263,619,040 on September 30, 2011; 237,060,935 on September 30, 2010; and 263,366,429 on December 31, 2010) (b)	164,762	145,526	164,604
Capital surplus	1,641,878	1,344,307	1,630,210
Capital surplus common stock warrant - CPP (Note 12)	-	83,860	83,860
Undivided profits	724,977	737,014	631,712
Accumulated other comprehensive loss, net	(83,552)	(109,958)	(127,546)
Total First Horizon National Corporation Shareholders’ Equity	2,448,065	3,011,723	2,382,840
Noncontrolling interest (Note 12)	295,165	295,165	295,165
Total equity	2,743,230	3,306,888	2,678,005
Total liabilities and equity	$25,571,469	$25,384,181	$24,698,952

See accompanying notes to consolidated condensed financial statements.

(a)	Balances as of September 30, 2011, include $174.4 million of deposits that will be transferred in fourth quarter 2011 in connection with a divestiture. See Note 2 - Acquisitions and Divestitures.
(b)	Outstanding shares have been restated to reflect stock dividends distributed through January 1, 2011.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands except per share data) (Unaudited)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$162,340	$176,392	$486,771	$523,207
Interest on investment securities	30,007	26,838	90,449	87,085
Interest on loans held for sale	5,126	4,747	12,050	15,280
Interest on trading securities	10,765	14,349	32,834	35,513
Interest on other earning assets	122	839	618	1,941
Total interest income	208,360	223,165	622,722	663,026
Interest expense:
Interest on deposits:
Savings	6,773	7,975	21,042	23,488
Time deposits	7,096	9,354	22,911	29,842
Other interest-bearing deposits	1,650	1,959	4,841	7,131
Certificates of deposit $100,000 and more	2,328	3,324	7,650	10,112
Interest on trading liabilities	3,703	4,127	11,595	14,585
Interest on short-term borrowings	1,389	1,827	4,397	5,495
Interest on term borrowings	9,081	8,456	28,331	23,771
Total interest expense	32,020	37,022	100,767	114,424
Net interest income	176,340	186,143	521,955	548,602
Provision for loan losses	32,000	50,000	34,000	225,000
Net interest income after provision for loan losses	144,340	136,143	487,955	323,602
Noninterest income:
Capital markets	99,557	114,014	267,535	329,461
Mortgage banking	12,751	53,122	72,578	151,307
Deposit transactions and cash management	35,701	34,523	102,706	108,300
Trust services and investment management	6,086	6,171	19,130	19,344
Brokerage management fees and commissions	5,648	6,425	18,665	18,763
Insurance commissions	739	705	2,192	3,052
Equity securities gains/(losses), net	35,162	(2,928)	35,189	(4,759)
Debt securities gains, net	-	-	772	-
All other income and commissions (Note 7)	25,243	30,673	86,049	102,092
Total noninterest income	220,887	242,705	604,816	727,560
Adjusted gross income after provision for loan losses	365,227	378,848	1,092,771	1,051,162
Noninterest expense:
Employee compensation, incentives, and benefits	153,540	170,786	461,212	507,598
Repurchase and foreclosure provision	52,791	48,712	114,557	145,607
Legal and professional fees	18,132	14,069	56,935	45,770
Contract employment	14,352	7,330	29,382	20,653
Occupancy	13,523	14,213	41,445	43,969
Operations services	11,978	14,749	39,746	44,316
Equipment rentals, depreciation, and maintenance	8,795	7,127	25,166	20,566
Computer software	8,689	7,569	25,149	21,951
FDIC premium expense	5,904	10,123	22,798	27,812
Foreclosed real estate	4,691	5,159	17,283	20,766
Communications and courier	4,428	5,029	14,716	16,998
Amortization of intangible assets	1,004	1,037	3,016	3,112
Miscellaneous loan costs	959	1,913	3,310	10,571
All other expense (Note 7)	23,922	33,674	126,245	83,826
Total noninterest expense	322,708	341,490	980,960	1,013,515
Income before income taxes	42,519	37,358	111,811	37,647
Provision/(benefit) for income taxes	8,367	3,290	16,362	(14,546)
Income from continuing operations	34,152	34,068	95,449	52,193
Income/(loss) from discontinued operations, net of tax	4,828	(358)	9,369	(7,897)
Net income	$38,980	$33,710	$104,818	$44,296
Net income attributable to noncontrolling interest	2,875	2,875	8,563	8,563
Net income attributable to controlling interest	$36,105	$30,835	$96,255	$35,733
Preferred stock dividends	-	14,960	-	44,816
Net income/(loss) available to common shareholders	$36,105	$15,875	$96,255	$(9,083)
Basic earnings/(loss) per share from continuing operations (Note 8)	$0.12	$0.07	$0.33	$(0.01)
Diluted earnings/(loss) per share from continuing operations (Note 8)	$0.12	$0.07	$0.33	$(0.01)
Basic earnings/(loss) per share available to common shareholders (Note 8)	$0.14	$0.07	$0.37	$(0.04)
Diluted earnings/(loss) per share available to common shareholders (Note 8)	$0.14	$0.07	$0.37	$(0.04)
Weighted average common shares (Note 8)	261,284	234,638	261,250	234,555
Diluted average common shares (Note 8)	262,803	238,867	263,697	234,555

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2011			2010
(Dollars in thousands except per share data) (Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,382,840	$295,165	$2,678,005	$3,007,303	$295,165	$3,302,468
Adjustment to reflect adoption of amendments to ASC 810	-	-	-	(10,562)	-	(10,562)
Net income	96,255	8,563	104,818	35,733	8,563	44,296
Other comprehensive income:
Unrealized fair value adjustments, net of tax:
Securities available for sale	33,992	-	33,992	(3,089)	-	(3,089)
Recognized pension and other employee benefit plans net periodic benefit costs	10,001	-	10,001	7,339	-	7,339
Comprehensive income	140,248	8,563	148,811	39,983	8,563	48,546
Preferred stock - (CPP) accretion	-	-	-	12,289	-	12,289
Preferred stock - (CPP) dividends	-	-	-	(44,784)	-	(44,784)
Common stock repurchased	(920)	-	(920)	(1,340)	-	(1,340)
Cash dividends declared ($.01/share)	(7,770)	-	(7,770)	-	-	-
Common stock issued related to stock-based compensation arrangements	-	-	-	177	-	177
Stock-based compensation expense	9,514	-	9,514	10,287	-	10,287
Dividends paid to noncontrolling interest of subsidiary preferred stock	-	(8,563)	(8,563)	-	(8,563)	(8,563)
Repurchase of common stock warrant –CPP	(79,700)	-	(79,700)	-	-	-
Other changes in equity	3,853	-	3,853	(1,630)	-	(1,630)
Balance, September 30	$2,448,065	$295,165	$2,743,230	$3,011,723	$295,165	$3,306,888
See	accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS	First Horizon National Corporation
	Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2011	2010
Operating Activities
Net income	$104,818	$44,296
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	34,000	225,000
Provision for deferred income tax	21,953	93,657
Depreciation and amortization of premises and equipment	26,042	22,703
Amortization of intangible assets	3,380	4,144
Net other amortization and accretion	36,736	33,400
Decrease in derivatives, net	8,695	12,980
Market value adjustment on mortgage servicing rights	38,157	57,885
Repurchase and foreclosure provision	114,557	145,607
Fair value adjustment to foreclosed real estate	14,001	13,938
Goodwill impairment	10,100	3,348
Loss accruals from litigation and regulatory matters	40,585	2,397
Gains on divestitures (a)	(10,177)	-
Stock-based compensation expense	9,514	10,287
Excess tax provision from stock-based compensation arrangements	928	17
Equity securities (gains)/losses, net	(35,189)	4,759
Debt securities gains, net	(772)	-
Gains on extinguishment of debt	(5,761)	(17,060)
Net losses on disposal of fixed assets	10	2,443
Net (increase)/decrease in:
Trading securities	(463,652)	(527,043)
Loans held for sale	(10,858)	38,242
Capital markets receivables	(375,107)	(230,475)
Interest receivable	(6,717)	4,125
Mortgage servicing rights - bulk sales	-	24,558
Other assets	2,453	100,386
Net increase/(decrease) in:
Capital markets payables	443,658	86,551
Interest payable	6,693	(2,317)
Other liabilities	(153,287)	(140,434)
Trading liabilities	109,200	121,279
Total adjustments	(140,858)	90,377
Net cash provided/(used) by operating activities	(36,040)	134,673
Investing Activities
Available for sale securities:
Sales	493,591	36,469
Maturities	558,462	784,807
Purchases	(1,261,130)	(745,792)
Premises and equipment:
Purchases	(30,669)	(23,269)
Net decrease in:
Loans	306,204	811,207
Interests retained from securitizations classified as trading securities	6,205	7,573
Interest-bearing cash	159,202	272,831
Cash receipts related to divestitures	24,594	-
Net cash provided by investing activities	256,459	1,143,826
Financing Activities
Common stock:
Exercise of stock options	-	93
Cash dividends paid	(5,333)	-
Repurchase of shares	(920)	(1,340)
Repurchase of common stock warrant - CPP	(79,700)	-
Excess tax provision from stock-based compensation arrangements	(928)	(17)
Cash dividends paid - preferred stock - CPP	-	(32,495)
Cash dividends paid - preferred stock - noncontrolling interest	(8,500)	(8,500)
Term borrowings:
Payments/maturities	(661,047)	(238,342)
Net cash paid for extinguishment of debt	(100,000)	(87,840)
Increases in restricted term borrowings	8,198	-
Net increase/(decrease) in:
Deposits	490,024	108,705
Short-term borrowings	428,308	(1,003,208)
Net cash provided/(used) by financing activities	70,102	(1,262,944)
Net increase in cash and cash equivalents	290,521	15,555
Cash and cash equivalents at beginning of period	768,774	918,595
Cash and cash equivalents at end of period	$1,059,295	$934,150
Supplemental Disclosures
Total interest paid	$93,605	$116,220
Total income taxes paid	15,535	738
Transfer from loans to other real estate owned	50,063	151,118

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	After-tax gains on divestiture are $9.9 million for 2011. See Note 2 - Acquisitions and Divestitures for further details related to divestitures.

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

Accounting Changes. Effective July 1, 2011, FHN adopted the provisions of FASB Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides that a situation in which a market rate is not readily available is an indicator of a troubled debt restructuring, but not a determinative factor, and that an assessment should consider all modified terms of the restructuring when making a final determination regarding a troubled debt restructuring designation. ASU 2011-02 also provides that a modification that results in a temporary or permanent increase to the contractual interest rate cannot be presumed to be a rate that is at or above market. ASU 2011-02 explicitly precludes creditors from using the borrower’s effective rate test in FASB Accounting Standards Codification 470-60, “Debt—Troubled Debt Restructurings by Debtors” (“ASC 470-60”) in its evaluation of whether a modification was executed at a market rate. Under the provisions of ASU 2011-02, a borrower that is not currently in default may still be considered to be experiencing financial difficulty when default is probable in the foreseeable future. ASU 2011-02 provides factors that an entity should consider when determining whether a delay in the amount of payments is significant, as insignificant delays in cash flows would not be considered a concession to a borrower under its provisions. Retrospective application to the beginning of the annual period of adoption is required for identification and disclosure purposes, with prospective application for impairment purposes. Disclosure of the total amount of loans and the associated reserves related to those loans that are considered impaired under ASC 310, “Receivables”, as a result of the clarification in guidance is required upon initial application. FHN had previously modified its troubled debt restructuring review process and was already in compliance with the provisions of ASU 2011-02. Therefore, the provisions of ASU 2011-02 had no material effect on FHN’s statement of condition, results of operations, cash flows, or required disclosures.

Effective July 1, 2011, FHN adopted the remaining provisions of FASB Accounting Standards Update 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), related to the enhanced disclosure requirements for modifications of financing receivables. FHN previously adopted the provisions of ASU 2010-20 for certain disclosures about activity that occurs during a reporting period effective January 1, 2011. Additionally, effective December 31, 2010, FHN adopted the provisions of ASU 2010-20 related to disclosures as of the end of a reporting period, and the amendments to the rollforward of the allowance for credit losses. ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. Comparative disclosures are required only for periods ending subsequent to initial adoption. Upon adoption of the provisions of ASU 2010-20 on September 30, 2011, January 1, 2011, and December 31, 2010, respectively, FHN revised its disclosures accordingly.

Effective January 1, 2011, FHN adopted the provisions of FASB Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), related to the requirement to provide the activity of purchases, sales, issuances, and settlements related to recurring Level 3 measurements on a gross basis in the Level 3 reconciliation. Effective January 1, 2010, FHN adopted all other provisions of ASU 2010-06. ASU 2010-06 updates FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to require disclosure of significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy, as well as disclosure of an entity’s policy for determining when transfers between all levels of the hierarchy are recognized. The updated provisions of ASC 820 also require that fair value measurement disclosures be provided by each “class” of assets and liabilities, and that disclosures providing a description of the valuation techniques and inputs used to measure fair value be included for both recurring and nonrecurring fair value measurements classified as either Level 2 or Level 3. Under ASC 820, as amended, separate disclosure is required in the Level 3

Note 1 – Financial Information (continued)

reconciliation of total gains and losses recognized in other comprehensive income. Comparative disclosures are required only for periods ending subsequent to initial adoption. Upon adoption of the amendments to ASC 820 on January 1, 2011 and January 1, 2010, respectively, FHN revised its disclosures accordingly.

Accounting Changes Issued but Not Currently Effective. In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides that an entity may first perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, when determining whether it is necessary to perform the current two-step goodwill impairment test discussed in FASB Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”). Thus, if an entity concludes from its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step test. ASU 2011-08 provides examples of events and circumstances that should be considered in an evaluation of whether it is more likely than not that the fair value of an entity’s reporting unit is less than its carrying amount. The new qualitative indicators replace the guidance currently provided in ASC 350 which is used to determine whether an interim goodwill impairment test is required, and is applicable for assessing whether to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the provisions of ASU 2011-08, entities will be allowed, on the basis of their discretion, to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, and will be able to resume performing the qualitative assessment in any subsequent period. ASU 2011-08 removes the current alternative in ASC 350 which allows for the carryforward of the detailed calculation of the fair value of a reporting unit from one year to the next if certain conditions are met. The provisions of ASU 2011-08 are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the provisions of ASU 2011-08 will have no effect on FHN’s statement of condition, results of operations, or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that net income and other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also provides that regardless of the method used to present comprehensive income, presentation is required on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-05 does not change the current option for entities to present components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. The provisions of ASU 2011-05 are effective for periods beginning after December 15, 2011, with retrospective application to all periods presented in the financial statements required. Early adoption of the provisions in ASU 2011-05 is permitted, and no transition disclosures are required upon adoption. FHN is currently assessing the effects of adopting the provisions of ASU 2011-05.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides that the highest-and-best use and valuation-premise concepts included in ASC 820 are only relevant when measuring the fair value of nonfinancial assets, thereby prohibiting the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. However, under ASU 2011-04 an exception is permitted which allows an entity to measure the fair value of financial instruments that are managed on the basis of the entity’s net exposure to a particular market risk, or to the credit risk of a particular counterparty, on a net basis when certain criteria are met. Such criteria include that there is evidence that the entity manages its financial instruments in that way, the entity applies such accounting policy election consistently from period to period, and the entity is required or has elected to measure those financial assets and financial liabilities at fair value in the statement of financial position at the end of each reporting period. Additionally, to qualify for the exception to the valuation premise, the market risks that are being offset must be substantially the same. ASU 2011-04 also extends ASC 820’s prohibition on the use of blockage factors in fair value measurements to all three levels of the fair value hierarchy except for fair value measurements of Level 2 and 3 measurements when market participants would incorporate the premium or discount into the measurement at the level of the unit of account specified in other guidance. ASU 2011-04 also provides that an entity should measure the fair value of its own equity instruments from the perspective of a market participant that holds the instruments as assets. Under ASC 820, as amended, expanded disclosures are required including disclosure of quantitative information about significant unobservable inputs used in Level 3 fair value measurements, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. Additional disclosures required under ASU 2011-04 include disclosure of fair value by level for each class of assets and liabilities not recorded at fair value but for which fair value is disclosed, and disclosure of any transfers between Level 1 and

Note 1 – Financial Information (continued)

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

Note 2 – Acquisitions and Divestitures

During third quarter 2011, FHN sold First Horizon Msaver, Inc. (“Msaver”), the former subsidiary of First Tennessee Bank, which provided administrative services for health savings accounts. FHN recognized after-tax gains of $5.7 million related to the sale of Msaver. In first quarter 2011, FHN contracted to sell First Horizon Insurance, Inc. (“FHI”), the former subsidiary of First Tennessee Bank, a property and casualty insurance agency that serves customers in over 40 states and Highland Capital Management Corporation (“Highland”), the former subsidiary of First Horizon National Corporation which provides trust and asset management services. The FHI and Highland divestitures closed in second quarter 2011. In connection with the agreement to sell FHI, FHN incurred a pre-tax goodwill impairment of $10.1 million which was more than offset by $11.1 million of tax benefits recognized in first quarter. Upon closing of the FHI and Highland sales in second quarter 2011, FHN recognized $4.2 million after-tax gains on the sales. The financial results of these businesses, the goodwill impairment, the gains on sales, and associated tax effects are reflected in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.

In first quarter 2010, FHN exited its institutional research business, FTN Equity Capital Markets (“FTN ECM”), and incurred a pre-tax goodwill impairment of $3.3 million (approximately $2.0 million after taxes). FHN exited this business through an immediate cessation of operations on February 1, 2010. Additional charges, primarily representing severance and contract terminations, of $6.1 million are included within the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income in first quarter 2010 and relate to the effects of closing FTN ECM. These charges are included with the amounts described in Note 17 – Restructuring, Repositioning, and Efficiency. FHN had initially reached an agreement for the sale of this business which resulted in a pre-tax goodwill impairment of $14.3 million (approximately $9 million after taxes) in 2009; however, the contracted sale failed to close and was terminated in early 2010. The financial results of this business, including the goodwill impairments, are reflected in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.

In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 - Investment Securities

The following tables summarize FHN’s available for sale (“AFS”) securities on September 30, 2011 and 2010:

	On September 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$ 40,054	$ 135	$ -	$ 40,189
Government agency issued mortgage-backed securities (“MBS”)	1,433,636	81,324	-	1,514,960
Government agency issued collateralized mortgage obligations (“CMO”)	1,462,668	47,507	-	1,510,175
Other U.S. government agencies	17,033	898	-	17,931
States and municipalities	19,365	-	-	19,365
Equity (a)	224,698	-	-	224,698
Other	511	17	-	528
Total securities available for sale (b)	$3,197,965	$ 129,881	$ -	$ 3,327,846
(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.1 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $3.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. As of September 30, 2011, FHN had pledged $1.1 billion of the $3.0 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.

	On September 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$68,252	$333	$ -	$68,585
Government agency issued MBS	945,290	54,758	(13)	1,000,035
Government agency issued CMO	1,124,596	37,040	-	1,161,636
Other U.S. government agencies	95,891	8,691	-	104,582
States and municipalities	41,660	-	-	41,660
Equity (a)	234,056	355	-	234,411
Other	511	40	-	551
Total securities available for sale (b)	$2,510,256	$101,217	$ (13)	$2,611,460
(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments. Additionally, $9.4 million is restricted pursuant to reinsurance contract agreements.
(b)	Includes $2.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. As of September 30, 2010, FHN had pledged $1.1 billion of the $2.3 billion pledged available for sale securities as collateral for securities sold under repurchase agreements.

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

Note 3 - Investment Securities (continued)

The amortized cost and fair value by contractual maturity for the available for sale securities portfolio on September 30, 2011 are provided below:

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within 1 year	$51,313	$51,754
After 1 year; within 5 years	7,274	7,866
After 5 years; within 10 years	1,295	1,295
After 10 years	16,570	16,570
Subtotal	76,452	77,485
Government agency issued MBS and CMO	2,896,304	3,025,135
Equity and other securities	225,209	225,226
Total	$3,197,965	$3,327,846

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on realized gross gains and realized gross losses from the sale of investment securities for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Gross gains on sales of securities (a)	$35,162	$35	$44,585	$231
Gross (losses) on sales of securities	-	-	(8,623)	(1)
Net gain/(loss) on sales of securities (b)	$35,162	$35	$35,962	$230
Venture capital investments (c)	-	(2,963)	-	(4,801)
Net other than temporary impairment (“OTTI”) recorded (d)	-	-	-	(188)
Total securities gain/(loss), net	$35,162	$(2,928)	$35,962	$(4,759)
(a)	Three and nine months ended September 30, 2011, include gain of $35.1 million related to the sale of Visa Class B shares.
(b)	Proceeds from sales for the three months ended September 30, 2011, were $35.2 million. Proceeds were not material in third quarter 2010. Proceeds were $.5 billion and $36.5 million for the nine months ended September 30, 2011 and 2010, respectively.
(c)	Generally includes write-offs and/or fair value adjustments related to venture capital investments.
(d)	OTTI recognized for the nine months ended September 30, 2010 is related to marketable equity securities.

There were no unrealized losses within the available for sale portfolio on September 30, 2011. The following table provides information on investments within the available for sale portfolio that have unrealized losses on September 30, 2010:

	On September 30, 2010
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$50,012	$ (13)	$ -	$ -	$50,012		$(13)
Total temporarily impaired securities	$50,012	$ (13)	$ -	$ -	$50,012		$(13)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio on September 30, 2011, September 30, 2010, and December 31, 2010:

	September 30		December 31
(Dollars in thousands)	2011	2010	2010
Commercial:
Commercial, financial, and industrial	$7,705,749	$7,336,986	$7,338,155
Commercial real estate
Income CRE	1,286,683	1,518,942	1,406,646
Residential CRE	141,657	323,725	263,878
Retail:
Consumer real estate	5,305,005	5,787,698	5,617,619
Permanent mortgage	838,020	969,244	1,086,859
Credit card & other	298,544	326,365	311,924
Restricted real estate loans (a)	665,744	796,529	757,491
Loans, net of unearned income	$16,241,402	$17,059,489	$16,782,572
Allowance for loan losses	449,645	719,899	664,799
Total net loans	$15,791,757	$16,339,590	$16,117,773
(a)	Balances as of September 30, 2011 and 2010, and December 31, 2010, include $623.3 million, $735.8 million, and $701.8 million of consumer real estate loans and $42.4 million, $60.7 million, and $55.7 million of permanent mortgage loans, respectively.

FHN has a concentration of loans secured by residential real estate (43 percent of total loans), the majority of which is in the consumer real estate portfolio (33 percent of total loans). Additionally, on September 30, 2011, FHN had bank-related and trust preferred loans (“TRUPs”) (i.e., loans to bank and insurance-related businesses) totaling $0.7 billion (9 percent of the C&I portfolio, or 4 percent of total loans). Due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers, these loans have experienced stress throughout the economic downturn.

Components of the Loan Portfolio. For purposes of the disclosures required pursuant to the adoption of amendments to ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit impaired), risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, and the TRUPs portfolio. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within commercial real estate include income CRE and residential CRE. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the combined credit card and other portfolios. Retail classes include HELOC and real estate (“R/E”) installment loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other. Restricted real estate loans include HELOCs that were previously securitized on balance sheet as well as HELOC and some permanent mortgages that were consolidated on January, 1, 2010 in conjunction with the adoption of amendments to ASC 810.

In third quarter 2011, FHN executed bulk sales of certain consumer and commercial loans, a significant majority of which were nonperforming. The largest transaction was a sale of permanent mortgages with an unpaid principal balance of approximately $188 million, or $126 million after consideration of partial charge-offs and LOCOM adjustments previously taken on the loans. FHN recognized a loss on sale of $29.8 million which is recognized within the loan loss provision and $40.2 million of net charge-offs associated with this sale. FHN also sold nonperforming commercial loans with unpaid principal balance of approximately $32 million and $23 million after consideration of amounts already charged-off. FHN recognized a loss which is reflected in the loan loss provision of $6.0 million and $7.3 million of net charge-offs related to this commercial loan bulk sale.

Allowance for Loan Losses. The allowance for loan losses (“ALLL”) includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with the ASC Topic related to Contingencies (ASC 450-20-50). The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow

Note 4 – Loans (continued)

economic recovery, weak housing market, elevated unemployment levels, and both positive and negative portfolio segment-specific trends are examples of additional factors considered by management in determining the allowance for loan losses. Also included are reserves, determined in accordance with the Receivables Topic (ASC 310-10-45), for loans determined by management to be individually impaired.

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

FHN may utilize availability of guarantors/sponsors to support lending decisions during the credit underwriting process and when determining the assignment of internal loan grades. Where guarantor contributions are determined to be a source of repayment, an assessment of the guarantee is made. This guarantee assessment would include but not be limited to factors such as type and nature of the guarantee, consideration for the guarantee, key provisions of the guarantee agreement, and ability of the guarantor to be a viable secondary source of repayment.

Reliance on the guarantee as a viable secondary source of repayment is a function of an analysis proving capability to pay, factoring in, among other things, liquidity and direct/indirect debt cash flows. Therefore, a proper evaluation of each guarantor is critical. FHN establishes a guarantor’s ability (financial wherewithal) to support a credit based on an analysis of recent information on the guarantor’s financial condition. This would generally include income and asset information from sources such as recent tax returns, credit reports, and personal financial statements. In analyzing this information FHN seeks to assess a combination of liquidity, global cash flow, cash burn rate, and contingent liabilities to demonstrate the guarantor’s capacity to sustain support for the credit and fulfill the obligation. FHN also considers the volume and amount of guarantees provided for all global indebtedness and the likelihood of realization. Guarantor financial information is periodically updated throughout the life of the loan. FHN presumes a guarantor’s willingness to perform until financial support becomes necessary or if there is any current or prior indication or future expectation that the guarantor may not willingly and voluntarily perform under the terms of the guarantee.

In FHN’s risk grading approach, it is deemed that financial support becomes necessary generally at a point when the loan would otherwise be graded substandard, reflecting a well-defined weakness. At that point, provided willingness and capacity to support are appropriately demonstrated, a strong, legally enforceable guarantee can mitigate the risk of default or loss, justify a less severe rating, and consequently reduce the level of allowance or charge-off that might otherwise be deemed appropriate. FHN establishes guarantor willingness to support the credit through documented evidence of previous and ongoing support of the credit. Previous performance under a guarantor’s obligation to pay is not considered if the performance was involuntary.

Note 4 – Loans (continued)

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

Individually Impaired. Generally, classified nonaccrual commercial loans over $1 million are deemed to be impaired and are assessed for impairment measurement in accordance with ASC 310-10. Also, all commercial and retail consumer loans classified as troubled debt restructurings (“TDRs”) are deemed to be impaired and are assessed for impairment measurement in accordance with ASC 310-10. For all commercial portfolio segments, commercial TDRs and other individually impaired commercial loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell (net realizable value). For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses until such time as a loss is expected and recognized; however, for impaired collateral-dependent loans, FHN will charge off the full difference between the book value and the best estimate of net realizable value.

For all segments of consumer TDRs with the exception of the permanent mortgage segment, the associated allowance is determined by estimating the expected cash flows using the modified interest rate (if an interest rate concession), incorporating payoff and net charge-off rates specific to the TDRs within the portfolio segment being assessed, and discounted using the pre-modification interest rate. The discounted cash flows are then compared to the outstanding principal balance in order to determine required reserves. Previously, the reserve for consumer real estate TDRs utilized total portfolio loss and attrition rates rather than TDR specific data. Beginning in third quarter 2011, FHN removed TDRs entirely from the roll rate model previously discussed which resulted in an increase in required TDR reserves for this portfolio segment. Currently, for the permanent mortgage segment, the base roll-rate models are run both with and without the TDRs to determine incremental reserves needed for restructured mortgage loans. Additionally, a qualitative factor representing the incremental inherent loss in such TDRs is applied to estimate the total required reserves for permanent mortgage TDRs.

Note 4 – Loans (continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ending September 30, 2011 and 2010:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other (a)	Total
Balance as of July 1, 2010	$277,035	$198,347	$205,752	$77,313	$22,822	$781,269
Charge-offs	(25,974)	(15,276)	(62,822)	(14,602)	(7,127)	(125,801)
Recoveries	2,401	3,021	5,482	479	3,048	14,431
Provision	6,320	(3,655)	46,488	1,673	(826)	50,000
Balance as of September 30, 2010 (b) (c)	259,782	182,437	194,900	64,863	17,917	719,899

Balance as of January 1, 2010	$276,648	$205,724	$215,087	$123,897	$75,558	$896,914
Adjustment due to amendments of ASC 810	-	-	16,106	8,472	-	24,578
Charge-offs	(80,912)	(104,584)	(177,223)	(61,505)	(41,520)	(465,744)
Recoveries	9,612	8,814	13,475	1,255	5,995	39,151
Provision	54,434	72,483	127,455	(7,256)	(22,116)	225,000
Balance as of September 30, 2010 (b) (c)	259,782	182,437	194,900	64,863	17,917	719,899
Allowance - individually evaluated for impairment	52,661	22,171	16,395	9,756	245	101,228
Allowance - collectively evaluated for impairment	207,121	160,266	178,505	55,107	17,672	618,671
Loans, net of unearned as of September 30, 2010:
Individually evaluated for impairment	208,699	262,854	57,714	72,322	530	602,119
Collectively evaluated for impairment	7,128,287	1,579,813	6,465,799	957,636	325,835	16,457,370
Total loans, net of unearned (b) (c)	$7,336,986	$1,842,667	$6,523,513	$1,029,958	$326,365	$17,059,489

Balance as of July 1, 2011	$206,278	$99,467	$162,655	$46,602	$9,089	$524,091
Charge-offs	(17,348)	(10,702)	(39,122)	(48,556)	(4,927)	(120,655)
Recoveries	4,716	2,673	4,052	1,728	1,040	14,209
Provision	(11,356)	(26,287)	34,485	31,888	3,270	32,000
Balance as of September 30, 2011 (b) (c)	182,290	65,151	162,070	31,662	8,472	449,645
Balance as of January 1, 2011	$239,469	$155,085	$192,350	$65,009	$12,886	$664,799
Charge-offs	(41,822)	(34,792)	(130,886)	(69,340)	(14,511)	(291,351)
Recoveries	13,175	8,118	12,488	5,262	3,154	42,197
Provision	(28,532)	(63,260)	88,118	30,731	6,943	34,000
Balance as of September 30, 2011 (b) (c)	182,290	65,151	162,070	31,662	8,472	449,645
Allowance - individually evaluated for impairment	46,500	7,998	40,509	5,692	842	101,541
Allowance - collectively evaluated for impairment	135,790	57,153	121,561	25,970	7,630	348,104
Loans, net of unearned as of September 30, 2011:
Individually evaluated for impairment	210,644	130,543	112,124	47,910	1,138	502,359
Collectively evaluated for impairment	7,495,105	1,297,797	5,816,186	832,549	297,406	15,739,043
Total loans, net of unearned (b) (c)	$7,705,749	$1,428,340	$5,928,310	$880,459	$298,544	$16,241,402

(a)	Includes OTC.
(b)	Q3 2011 and Q3 2010 include $26.9 million and $41.9 million of reserves, respectively, and $623.3 million and $735.8 million of balances in restricted consumer real estate loans, respectively.
(c)	Q3 2011 and Q3 2010 include $5.5 million and $5.9 million of reserves, respectively, and $42.4 million and $60.7 million of balances in restricted permanent mortgage loans, respectively.

Impaired Loans.

The average balance of impaired loans was $552.0 million and $562.3 million for the three and nine months ended September 30, 2011, and $1.6 million and $4.7 million of interest income was recognized during the respective periods related to such impaired loans. The average balance of impaired loans was $587.6 million and $583.1 million for the three and nine months ended September 30, 2010, and $.7 million and $2.0 million of interest income was recognized during the respective periods related to such impaired loans. The following tables provide loan classes with the period-end and quarterly average amount of recorded investment in impaired loans for which there is a related allowance for loan loss, the period-end and quarterly average amount of recorded investment in impaired loans where there is no related allowance for loan loss, the total unpaid principal balance of the impaired loans, and amount of interest income recognized on the impaired loans. Recorded investment is defined as the amount of the investment in a loan, which is not net of a valuation allowance but which does reflect any direct write-down of the investment.

Note 4 – Loans (continued)

	September 30, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans with no related allowance recorded:
Commercial:
General C&I	$87,957	$115,157	$ -	$92,078	$328	$66,208	$817
TRUPs	56,442	60,700	-	54,592	-	40,924	-
Income CRE	77,245	145,934	-	87,090	150	92,566	681
Residential CRE	28,843	74,738	-	35,881	82	44,122	426
Total	$250,487	$396,529	$ -	$269,641	$560	$243,820	$1,924

Impaired loans with related allowance recorded:
Commercial:
General C&I	$38,979	$43,870	$20,280	$42,834	$35	$77,627	$175
TRUPs	27,266	30,000	26,220	27,266	-	27,266	-
Income CRE	2,722	2,732	348	7,426	15	18,631	26
Residential CRE	21,733	21,733	7,650	22,064	-	31,023	-
Total	$90,700	$98,335	$54,498	$99,590	$50	$154,547	$201

Retail:
HELOC	$44,624	$44,624	$21,732	$40,620	$224	$34,999	$545
R/E Installment loans	67,500	67,500	18,777	61,000	291	55,660	635
Permanent mortgage	47,910	47,910	5,692	79,945	476	72,338	1,390
Credit card & other	1,138	1,138	842	1,162	12	951	36
Total	$161,172	$161,172	$47,043	$182,727	$1,003	$163,948	$2,606
Total commercial	$341,187	$494,864	$54,498	$369,231	$610	$398,367	$2,125
Total retail	$161,172	$161,172	$47,043	$182,727	$1,003	$163,948	$2,606
Total impaired loans	$502,359	$656,036	$101,541	$551,958	$1,613	$562,315	$4,731

Note 4 – Loans (continued)

	September 30, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans with no related allowance recorded:
Commercial:
General C&I	$72,704	$92,902	$-
TRUPs	30,617	34,200	-
Income CRE	89,985	161,078	-
Residential CRE	87,944	165,009	-
Total	$281,250	$453,189	$-

Impaired loans with related allowance recorded:
Commercial:
General C&I	$78,113	$83,021	$30,382
TRUPs	27,266	30,000	22,279
Income CRE	51,794	61,792	12,781
Residential CRE	33,130	36,169	9,390
Total	$190,303	$210,982	$74,832

Retail:
HELOC	$22,330	$22,330	$6,343
R/E Installment loans	35,384	35,384	10,052
Permanent mortgage	72,322	72,322	9,756
OTC, credit card, & other	530	530	245
Total	$130,566	$130,566	$26,396
Total commercial	$471,553	$664,171	$74,832
Total retail	$130,566	$130,566	$26,396
Total impaired loans	$602,119	$794,737	$101,228

Asset Quality Indicators. As previously discussed, FHN employs a dual-grade commercial risk grading methodology to assign an estimate for PD and the LGD for each commercial loan. FHN utilizes these grades to measure, monitor, and assess credit risk within the commercial loan portfolio. The methodology utilizes multiple scorecards that have been developed using a combination of objective and subjective factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. Each PD grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default probability, and probabilities increase as grades progress down the scale. PD 1 through PD 12 are “pass” grades. Prior to second quarter 2011, all loans with an assigned PD grade of “12” which is the lowest pass grade were included on the Watch list. In second quarter 2011, FHN implemented an enhanced process for determining which loans warrant additional oversight and monitoring. The identification of Watch List loans is now determined by the appropriate relationship team and is generally driven by specific events that may impact borrowers, rather than being driven solely by the assigned PD grade. This process enhancement did not have a material impact on the allowance for loan and lease losses. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Pass loan grades are required to be re-assessed annually or whenever there has been a material change in the financial condition of the borrower or structure of the relationship. All commercial loans over $1 million graded 13 or worse and certain commercial loans over $500,000 that are graded 13 or worse are re-assessed on a quarterly basis. LGD grades are assigned based on a scale of 1-12 and represent FHN’s expected recovery based on collateral type in the event a loan defaults.

Note 4 – Loans (continued)

The following table provides the balances of commercial loan portfolio classes, disaggregated by PD grade as of September 30, 2011:

	September 30, 2011
(Dollars in millions)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total
PD Grade:
1	$164	$ -	$ -	$ -	$ -	$164
2	149	-	-	3	-	152
3	183	-	-	17	-	200
4	182	-	-	7	-	189
5	334	-	-	30	-	364
6	884	277	-	79	3	1,243
7	856	344	-	140	2	1,342
8	1,097	314	-	185	4	1,600
9	576	92	-	116	4	788
10	404	39	-	124	1	568
11	480	-	-	125	2	607
12	128	-	-	16	5	149
13	340	-	334	113	8	795
14,15,16	313	-	4	252	63	632
Total loans collectively evaluated for impairment	6,090	1,066	338	1,207	92	8,793
Total loans individually evaluated for impairment	127	-	84	80	50	341
Total commercial loans	$6,217	$1,066	$422	$1,287	$142	$9,134
(a)	Presented net of $35.3 million a lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”. Portfolio reserve estimate considers recent financial performance of individual borrowers and other factors.

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

The following tables reflect period-end balances and various asset quality indicators by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of September 30, 2011. Beginning with the first quarter 2011 Form 10-Q filing, the permanent mortgage asset quality indicators have been updated to allow a consistent presentation of the retail real estate loan portfolios.

Note 4 – Loans (continued)

HELOC (Dollars in millions)		Origination Characteristics
Origination Vintage	Period End Balance (a)	Avg orig CLTV	Avg orig FICO	% Broker	% TN	% 1st Lien	Avg Refreshed FICO
pre-2003	$194	75.5%	723	15.1%	40.5%	22.5%	719
2003	286	76.1%	734	23.8%	26.1%	16.2%	727
2004	612	79.7%	728	31.7%	17.6%	19.4%	720
2005	760	79.6%	734	15.9%	16.6%	12.0%	722
2006	569	76.9%	741	6.7%	23.2%	14.0%	726
2007	581	77.5%	746	13.4%	29.1%	14.9%	732
2008	300	74.0%	755	8.8%	69.9%	37.0%	750
2009	186	71.7%	755	0.0%	86.3%	45.5%	755
2010	182	73.2%	755	0.0%	94.8%	45.1%	757
2011	117	71.9%	757	0.0%	93.5%	49.3%	757
Total	$3,787	77.0%	740	14.7%	35.4%	21.1%	730
(a)	Includes $623.3 million of restricted loan balances.

R/E Installment Loans (Dollars in millions)		Origination Characteristics
Origination Vintage	Period End Balance	Avg orig CLTV	Avg orig FICO	% Broker	% TN	% 1st Lien	Avg Refreshed FICO
pre-2003	$62	77.6%	691	17.9%	62.1%	66.8%	688
2003	177	72.5%	723	3.2%	44.1%	77.6%	731
2004	105	73.9%	712	7.6%	50.5%	71.7%	710
2005	288	83.2%	721	26.4%	20.8%	27.8%	716
2006	314	79.0%	721	4.7%	24.0%	24.3%	707
2007	441	82.2%	730	16.4%	23.9%	24.7%	715
2008	166	77.2%	736	6.0%	77.1%	78.3%	730
2009	109	71.5%	751	0.0%	89.9%	82.5%	754
2010	207	85.4%	748	0.0%	88.7%	97.4%	752
2011	272	82.7%	756	0.0%	90.1%	98.0%	754
Total	$2,141	80.0%	732	9.2%	49.8%	56.4%	726

Permanent Mortgage (Dollars in millions)		Origination Characteristics
Origination Vintage	Period End Balance (a)	Avg orig CLTV	Avg orig FICO	% Broker	% TN	% 1st Lien	Avg Refreshed FICO
pre-2004	$152	67.4%	726	47.1%	10.1%	100.0%	733
2004	10	84.0%	711	21.9%	16.7%	100.0%	688
2005	52	79.4%	736	39.1%	2.8%	98.9%	729
2006	98	76.4%	730	39.3%	2.0%	96.6%	696
2007	274	74.9%	728	56.5%	1.1%	96.1%	693
2008	294	79.2%	731	57.0%	0.6%	99.9%	687
Total	$880	77.0%	729	51.7%	2.6%	98.0%	700
(a)	Includes $42.4 million of restricted loan balances and first lien mortgages recognized through the exercise of cleanup calls for certain proprietary first lien securitization trusts.

Note 4 – Loans (continued)

The following table reflects accruing delinquency amounts for the credit card and other portfolio classes.

	September 30, 2011
(Dollars in millions)	Credit Card	Other
Accruing delinquent balances:
30-89 days past due	$1.8	$0.6
90+ days past due	1.4	0.1
Total	$3.2	$0.7

Non-accrual and Past Due Loans. For all portfolio segments and classes, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive principal and interest payments, but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where it continues to receive payments. When a loan is placed on nonaccrual status, accrued interest is reversed through interest income. FHN’s policy is that interest payments received on impaired and nonaccrual loans are recognized as a payment of principal. Once all principal has been received, additional payments are recognized as interest income on a cash basis.

The following table reflects accruing and non-accruing loans by class on September 30, 2011:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I) :
General C&I	$6,068,266	$28,618	$4,181	$6,101,065	$52,141	$12,844	$51,323	$116,308	$6,217,373
Loans to mortgage companies	1,065,823	174	-	1,065,997	-	-	491	491	1,066,488
TRUPS (a)	338,180	-	-	338,180	-	-	83,708	83,708	421,888
Total commercial (C&I)	7,472,269	28,792	4,181	7,505,242	52,141	12,844	135,522	200,507	7,705,749

Commercial real estate:
Income CRE	1,187,094	18,634	256	1,205,984	18,409	8,093	54,197	80,699	1,286,683
Residential CRE	85,823	869	-	86,692	34,874	1,237	18,854	54,965	141,657
Total commercial real estate	1,272,917	19,503	256	1,292,676	53,283	9,330	73,051	135,664	1,428,340

Consumer real estate:
HELOC (b)	3,692,346	46,053	22,574	3,760,973	17,098	1,143	7,835	26,076	3,787,049
R/E installment loans	2,086,734	26,275	9,126	2,122,135	13,505	2,919	2,702	19,126	2,141,261
Total consumer real estate	5,779,080	72,328	31,700	5,883,108	30,603	4,062	10,537	45,202	5,928,310

Permanent mortgage (b)	808,293	31,724	13,205	853,222	8,214	448	18,575	27,237	880,459

Credit card & other
Credit card	198,569	1,816	1,377	201,762	-	-	-	-	201,762
Other (c)	91,064	602	71	91,737	5	-	5,040	5,045	96,782
Total credit card & other	289,633	2,418	1,448	293,499	5	-	5,040	5,045	298,544
Total loans, net of unearned	$15,622,192	$154,765	$50,790	$15,827,747	$144,246	$26,684	$242,725	$413,655	$16,241,402
(a)	Includes LOCOM valuation allowance $35.3 million.
(b)	Includes restricted loans.
(c)	Includes OTC and non real estate installment loans.

Note 4 – Loans (continued)

The following table reflects accruing and non-accruing loans by class on September 30, 2010:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I) :
General C&I	$5,591,429	$34,956	$2,486	$5,628,871	$117,246	$14,322	$53,740	$185,308	$5,814,179
Loans to mortgage companies	1,091,160	-	-	1,091,160	-	-	1,925	1,925	1,093,085
TRUPS (a)	359,339	-	12,500	371,839	-	-	57,883	57,883	429,722
Total commercial (C&I)	7,041,928	34,956	14,986	7,091,870	117,246	14,322	113,548	245,116	7,336,986

Commercial real estate:
Income CRE	1,334,071	30,639	311	1,365,021	26,433	13,330	114,158	153,921	1,518,942
Residential CRE	170,332	2,754	268	173,354	31,715	708	117,948	150,371	323,725
Total commercial real estate	1,504,403	33,393	579	1,538,375	58,148	14,038	232,106	304,292	1,842,667
Consumer real estate:
HELOC (b)	4,102,179	59,883	33,707	4,195,769	6,503	1,289	7,045	14,837	4,210,606
R/E installment loans	2,246,631	38,349	13,979	2,298,959	10,943	577	2,428	13,948	2,312,907
Total consumer real estate	6,348,810	98,232	47,686	6,494,728	17,446	1,866	9,473	28,785	6,523,513
Permanent mortgage (b)	849,345	30,872	23,143	903,360	16,529	3,334	106,735	126,598	1,029,958

Credit card & other
Credit card	187,464	1,982	1,772	191,218	-	-	-	-	191,218
Other (c)	102,326	2,217	229	104,772	-	-	30,375	30,375	135,147
Total credit card & other	289,790	4,199	2,001	295,990	-	-	30,375	30,375	326,365
Total loans, net of unearned	$16,034,276	$201,652	$88,395	$16,324,323	$209,369	$33,560	$492,237	$735,166	$17,059,489
(a)	Includes LOCOM valuation allowance $35.6 million.
(b)	Includes restricted loans.
(c)	Includes OTC. All nonaccruing balances reflect OTC.

Troubled Debt Restructurings. As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. FHN considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan.

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without a modification of its debt. Generally, a concession is granted when FHN is no longer expected to collect all amounts due at the original contractual rate subsequent to modification. Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, or principal forgiveness. When evaluating whether a concession has been granted, FHN also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate FHN for the restructured terms. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management judgment is required when determining whether a modification is classified as a TDR.

Although each occurrence is unique to the borrower and is evaluated separately, for all classes within the commercial portfolio segment TDRs are typically modified through forbearance agreements (generally 3 to 6 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. Government-sponsored programs such as Home Affordable Modification Programs (“HAMP”). Within the HELOC, R/E installment loans, and permanent mortgage classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Contractual maturities may be extended up to 40 years on permanent mortgages and up to 20 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment,

Note 4 – Loans (continued)

TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program customers are granted a rate reduction to 0% and term extensions for up to 5 years to pay off the remaining balance. On September 30, 2011 and 2010, FHN had loans classified as TDRs of $259.6 million and $253.7 million, respectively. Additionally, FHN had restructured $72.2 million and $46.3 million of loans held for sale as of September 30, 2011 and 2010, respectively. For restructured loans in the portfolio, FHN had loan loss reserves of $50.0 million, or 19 percent of the recorded investment amount, as of September 30, 2011. On September 30, 2011 and 2010, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table reflects TDRs occurring during the three and nine months ending September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	4	$1,563	$1,549	14	$13,374	$13,356
Loans to Mortgage Companies	-	-	-	-	-	-
TRUPS	-	-	-	-	-	-
Total commercial (C&I)	4	1,563	1,549	14	13,374	13,356

Commercial real estate:
Income CRE	2	3,759	3,748	9	10,290	10,210
Residential CRE	2	732	739	5	2,435	2,510
Total commercial real estate	4	4,491	4,487	14	12,725	12,720

Consumer real estate:
HELOC	59	9,072	9,030	168	20,918	20,817
R/E installment loans	63	15,258	15,391	146	20,650	20,856
Total consumer real estate	122	24,330	24,421	314	41,568	41,673

Permanent mortgage	-	-	-	85	54,403	57,291

Credit card & other:
Credit card	24	105	102	72	312	301
Other	-	-	-	-	-	-
Total credit card & other	24	105	102	72	312	301
Total troubled debt restructurings	154	$30,489	$30,559	499	$122,382	$125,341

Note 4 – Loans (continued)

The following table reflects TDRs within the previous 12 months for which there was a payment default during the three and nine months ending September 30, 2011. For purposes of this disclosure, FHN defines payment default as generally 30 plus days past due.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	19	$13,978	40	$30,348
Loans to Mortgage Companies	-	-	-	-
TRUPS	-	-	-	-
Total commercial (C&I)	19	13,978	40	30,348

Commercial real estate:
Income CRE	7	12,134	23	24,427
Residential CRE	3	766	15	18,290
Total commercial real estate	10	12,900	38	42,717

Consumer real estate:
HELOC	7	1,088	32	5,081
R/E installment loans	5	566	23	2,033
Total consumer real estate	12	1,654	55	7,114

Permanent mortgage	4	2,970	36	37,448

Credit card & other:
Credit card	1	72	35	3,766
Other	-	-	-	-
Total credit card & other	1	72	35	3,766
Total troubled debt restructurings	46	$31,574	204	$121,393

Financing receivables modified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default.

The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer TDR on nonaccrual status if it is 30 or more days delinquent upon modification. For commercial loans, nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by FHN upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. For consumer loans, FHN’s evaluation supporting the decision to return a modified loan to accrual status includes consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status, which is generally a minimum of six months. FHN may also consider a borrower’s sustained historical repayment performance for a reasonable time prior to the restructuring in assessing whether the borrower can meet the restructured terms, as it may indicate that the borrower is capable of servicing the level of debt under the modified terms. Otherwise, FHN will continue to classify restructured loans as nonaccrual. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over FHN’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of modification.

Note 5 - Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 16 – Fair Value, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology and Note 15 – Derivatives for a discussion of how FHN hedges the fair value of MSR. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $24.9 billion of mortgage loans on September 30, 2011, for which a servicing right has been capitalized.

In first quarter 2010, FHN adopted the amendments to ASC 810 which resulted in the consolidation of loans FHN previously sold through proprietary securitizations but retained MSR and significant subordinated interests subsequent to the transfer. In conjunction with the consolidation of these loans, FHN derecognized the associated servicing assets which are reflected in the rollforward below. Following is a summary of changes in capitalized MSR for the nine months ended September 30, 2011 and 2010:

	First	Second
(Dollars in thousands)	Liens	Liens	HELOC	Total
Fair value on January 1, 2010	$296,115	$1,174	$5,322	$302,611
Adjustment due to adoption of amendments to ASC 810	(197)	(928)	(1,168)	(2,293)
Reductions due to loan payments	(24,783)	(24)	(1,125)	(25,932)
Reductions due to sale	(24,558)	-	-	(24,558)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(57,981)	-	-	(57,981)
Other changes in fair value	(199)	28	267	96
Fair value on September 30, 2010	$188,397	$250	$3,296	$191,943
Fair value on January 1, 2011	$203,812	$262	$3,245	$207,319
Reductions due to loan payments	(17,972)	(31)	(161)	(18,164)
Reductions due to exercise of cleanup calls	(195)	-	-	(195)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(38,230)	-	-	(38,230)
Other changes in fair value	16	10	47	73
Fair value on September 30, 2011	$147,431	$241	$3,131	$150,803

Servicing, late, and other ancillary fees recognized within mortgage banking income were $16.7 million and $21.4 million for the three months ended September 30, 2011 and 2010, respectively, and $56.8 million and $75.0 million for the nine months ended September 30, 2011 and 2010, respectively. Servicing, late, and other ancillary fees recognized within other income and commissions were $.6 million and $.9 million for the three months ended September 30, 2011 and 2010, respectively, and $1.8 million and $3.1 million for the nine months ended September 30, 2011 and 2010, respectively.

FHN services a portfolio of mortgage loans related to transfers by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $2.8 million and $4.1 million at September 30, 2011 and 2010, respectively. The aggregate principal balance serviced by FHN for these transactions was $.5 billion and $.7 billion at September 30, 2011 and 2010, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. On September 30, 2011 and 2010, FHN had $15.8 million and $21.8 million, respectively, of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within Other short-term borrowings and commercial paper in the Consolidated Condensed Statements of Condition.

Note 6 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2009	$165,528	$38,256
Amortization expense (b)	-	(4,144)
Impairment (c)(d)	(3,348)	-
Additions	-	151
September 30, 2010	$162,180	$34,263
December 31, 2010	$162,180	$32,881
Amortization expense (b)	-	(3,372)
Impairment (c)(d)	(10,100)	-
Divestitures	(18,421)	(2,266)
September 30, 2011	$133,659	$27,243

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.
(b)	Amortization expense of $.3 million related to First Horizon Insurance and $.1 million related to First Horizon Msaver, Inc. is included in Income/(loss) from discontinued operations, net of tax on the Consolidated Condensed Statements of Income.
(c)	See Note 17 - Restructuring, Repositioning, and Efficiency for further details related to goodwill impairments.
(d)	See Note 2 - Acquisitions and Divestitures for further details regarding goodwill related to divestitures.

The gross carrying amount of other intangible assets subject to amortization is $105.3 million on September 30, 2011, net of $78.0 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $1.0 million for the remainder of 2011, and $3.8 million, $3.6 million, $3.5 million, $3.3 million, and $3.1 million for the twelve-month periods of 2012, 2013, 2014, 2015, and 2016, respectively.

The agreement to sell FHI resulted in a pre-tax goodwill impairment of $10.1 million in first quarter 2011. In second quarter 2011, the remaining $16.4 million of goodwill was removed in conjunction with the divestiture. In third quarter 2011, FHN sold Msaver resulting in a $2.0 million reduction of goodwill. In first quarter 2010, FHN exited its institutional research business, FTN Equity Capital Markets (“FTN ECM”), and incurred a pre-tax goodwill impairment of $3.3 million. The recognition of intangible asset impairment losses will have no effect on FHN’s debt covenants.

Note 6 – Intangible Assets (continued)

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through September 30, 2011. Gross goodwill and accumulated impairments and divestiture-related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Consistent with historical practices, FHN moved FHI’s historical goodwill activity to the non-strategic segment in first quarter 2011 and moved Msaver’s historical goodwill activity to the non-strategic segment in third quarter 2011.

(Dollars in thousands)	Non-Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(100,675)	-	-	(100,675)
Accumulated divestiture related write-offs	(67,451)	-	-	(67,451)
December 31, 2009	$31,869	$36,238	$97,421	$165,528
Additions	-	-	-	-
Impairments	(3,348)	-	-	(3,348)
Divestitures	-	-	-	-
Net change in goodwill during 2010	(3,348)	-	-	(3,348)
Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(104,023)	-	-	(104,023)
Accumulated divestiture related write-offs	(67,451)	-	-	(67,451)
September 30, 2010	$28,521	$36,238	$97,421	$162,180

Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(104,023)	-	-	(104,023)
Accumulated divestiture related write-offs	(67,451)	-	-	(67,451)
December 31, 2010	$28,521	$36,238	$97,421	$162,180
Additions	-	-	-	-
Impairments	(10,100)	-	-	(10,100)
Divestitures	(18,421)	-	-	(18,421)
Net change in goodwill during 2011	(28,521)	-	-	(28,521)
Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	-	-	(114,123)
Accumulated divestiture related write-offs	(85,872)	-	-	(85,872)
September 30, 2011	-	$36,238	$97,421	$133,659

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 7 - Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented on the Consolidated Condensed Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
All other income and commissions:
Bankcard income	$5,258	$4,965	$15,129	$14,785
Bank owned life insurance	5,116	5,913	14,851	18,166
ATM interchange fees	3,709	3,532	11,035	10,421
Other service charges	2,969	2,829	8,641	7,524
Electronic banking fees	1,609	1,870	4,679	5,483
Letter of credit fees	1,407	1,544	5,052	4,985
Gains on extinguishment of debt	-	-	5,761	17,060
Deferred compensation	(2,093)	1,121	(893)	1,359
Other	7,268	8,899	21,794	22,309
Total	$25,243	$30,673	$86,049	$102,092
All other expense:
Low income housing expense	$4,712	$5,513	$14,382	$16,343
Advertising and public relations	4,571	6,508	11,919	17,153
Other insurance and taxes	3,352	2,985	10,326	9,715
Travel and entertainment	2,075	2,454	5,982	7,370
Customer relations	1,185	1,535	3,607	5,274
Bank examination costs	1,138	1,147	3,373	3,431
Supplies	1,092	1,120	2,847	3,311
Employee training and dues	1,009	1,116	3,598	3,515
Loan insurance expense (a)	744	903	2,231	(1,289)
Federal services fees	338	520	1,093	2,139
Losses from litigation and regulatory matters (b)	-	1,128	40,585	2,397
Other (c)	3,706	8,745	26,302	14,467
Total	$23,922	$33,674	$126,245	$83,826

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Nine months ended September 30, 2010 includes the cancellation of an HLTV insurance contract and return of $3.8 million of premiums.
(b)	Nine months ended September 30, 2011 includes a $36.7 million loss accrual related to a litigation settlement. See Note 9 - Contingencies and Other Disclosures.
(c)	Nine months ended September 30, 2011 includes $9.0 million charge to terminate technology services contract.

Note 8 - Earnings per Share

The following tables show a reconciliation of the numerators used in calculating basic and diluted earnings/(loss) per share attributable to common shareholders:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Income from continuing operations	$34,152	$34,068	$95,449	$52,193
Income/(loss) from discontinued operations, net of tax	4,828	(358)	9,369	(7,897)
Net income	38,980	33,710	104,818	44,296
Net income attributable to noncontrolling interest	2,875	2,875	8,563	8,563
Net income attributable to controlling interest	36,105	30,835	96,255	35,733
Preferred stock dividends	-	14,960	-	44,816
Net income/(loss) available to common shareholders	$36,105	$15,875	$96,255	$(9,083)

Income from continuing operations	$34,152	$34,068	$95,449	$52,193
Net income attributable to noncontrolling interest	2,875	2,875	8,563	8,563
Preferred stock dividends	-	14,960	-	44,816
Net income/(loss) from continuing operations available to common shareholders	$31,277	$16,233	$86,886	$(1,186)

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2011	2010	2011	2010
Weighted average common shares outstanding - basic (a)	261,284	234,638	261,250	234,555
Effect of dilutive securities (a)	1,519	4,229	2,447	-
Weighted average common shares outstanding - diluted (a)	262,803	238,867	263,697	234,555
(a)	All share data has been restated to reflect stock dividends distributed through January 1, 2011.

The following table provides a reconciliation of earnings/(loss) per common and diluted shares:

	Three Months Ended September 30		Nine Months Ended September 30
Earnings/(loss) per common share:	2011	2010	2011	2010
Earnings/(loss) per share from continuing operations available to common shareholders	$0.12	$0.07	$0.33	$(0.01)
Earnings/(loss) per share from discontinued operations, net of tax	0.02	-	0.04	(0.03)
Net earnings/(loss) per share available to common shareholders	$0.14	$0.07	$0.37	$(0.04)

Diluted earnings/(loss) per common share:
Diluted earnings/(loss) per share from continuing operations available to common shareholders	$0.12	$0.07	$0.33	$(0.01)
Diluted earnings/(loss) per share from discontinued operations, net of tax	0.02	-	0.04	(0.03)
Net diluted earnings/(loss) per share available to common shareholders	$0.14	$0.07	$0.37	$(0.04)

For the three and nine months ended September 30, 2011, the dilutive effect for all potential common shares was 1.5 million and 2.4 million, respectively. For the three months ended September 30, 2010, the dilutive effect for all potential common shares was 4.2 million. For the nine months ended September 30, 2010, all potential common shares were antidilutive due to the net loss attributable to common shareholders for that period. Stock options of 10.7 million and 11.7 million with a weighted average exercise price of $24.34 and $26.61 per share for the three months ended September 30, 2011 and 2010, respectively, were excluded from diluted shares because including such shares would have been antidilutive. Stock options of 10.1 million and 12.5 million with a weighted average exercise price of $25.91 and $26.65 per share for the nine months ended September 30, 2011 and 2010, respectively, were excluded from diluted shares. Other equity awards of 1.1 million and .3 million for the three months ended September 30, 2011 and 2010, respectively, were excluded from diluted shares, while other equity awards of .3 million and 3.4 million for the nine months ended September 30, 2011 and 2010, respectfully, were excluded from diluted shares because including such shares would have been antidilutive. Additionally, 14.8 million potential common shares related to the capital purchase program (“CPP”) common stock warrant were excluded from the computation of diluted loss per common share for the nine months ended September 30, 2010, because such shares would have been antidilutive. The CPP common stock warrant was repurchased in first quarter 2011. The warrant resulted in .9 million dilutive shares for the nine-month period ended September 30, 2011. There was no impact on diluted shares from the warrant for the three months ended September 30, 2011.

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

Set forth below are discussions of certain pending matters which fall into four categories: (1) matters as to which material loss is probable; (2) matters as to which material loss is not probable but as to which there is a more than slight chance of a material loss outcome; (3) matters as to which material loss is not probable but which could be viewed as material primarily for non-financial reasons; and (4) matters as to which material gain is not probable but as to which there is a more than slight chance of a material gain outcome. As mentioned above, most pending or threatened litigation matters fall into none of these categories.

Matters as to which Material Loss is Probable. At September 30, 2011, based on the foregoing, there were no pending or threatened litigation matters as to which FHN had determined that material loss was probable or had established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported previously as having been settled or otherwise resolved.

Matters as to which Material Loss is Not Probable but as to which there is a More than Slight Chance of a Material Loss Outcome. Set out below are discussions of certain pending or threatened litigation matters. Except as mentioned specifically for a particular matter, as to these matters FHN has determined, under applicable financial accounting guidance, that although material loss is not probable there is more than a slight chance of a material loss outcome for FHN in excess of currently established loss liabilities. FHN cannot determine probable loss or estimate a range of reasonably possible losses in excess of established liabilities, if any, at this time that may result from these matters because of the uncertainty of the potential outcomes of the legal proceedings associated with these matters and also due to significant uncertainties regarding: amounts claimed in cases as to which claims are noted as unspecified; potential remedies that might be available or awarded; the value of assets FHN may be required to repurchase for those cases involving asset repurchase demands; and the incomplete status of the discovery process for those cases where discovery is not substantially complete. In all such matters that involve claims in active litigation, and in those matters not in litigation where possible allegations can be anticipated, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously. For the foregoing reasons, in each potential loss contingency matter mentioned below except as otherwise noted, there is a more than slight chance that: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. FHN expects to reassess the liability for these matters each quarter as they progress.

•

Manufacturers & Traders Trust Company (“M&T”) has filed an arbitration claim against FTBNA. The claim arises out of FTBNA’s sale of certain branch assets to M&T in 2007. The original demand for arbitration claims that FTBNA violated its obligations to repurchase home equity lines of credit (“HELOCs”) that it sold to M&T as part of the asset sale agreement. M&T alleges that the loans either are not in conformity with FTBNA’s representations about them or are insured and sold due to mutual mistake or both. At this time, as a result of rulings to date, the claim has become a demand that FTBNA repurchase certain HELOCs having an original principal balance of $45.5 million. At September 30, 2011, the HELOCs at issue included loans with an unpaid principal balance of $24.5 million and also included charged-off loans of $10.0 million.

•

FHN or its subsidiaries are defendants in several pending litigation matters involving FHN’s prior mortgage securitization activities. These are discussed below in this Note under the caption “Loans Sold Without Recourse – Proprietary Mortgage Securitizations.”

•

FTN and FTBNA, along with a former executive officer and two former employees, have received written “Wells” notices from the Staff of the United States Securities and Exchange Commission (the “SEC”) stating that the Staff intends to recommend that the SEC bring enforcement actions for allegedly aiding and abetting a former FTN customer, Sentinel Management Group, Inc. (“Sentinel”), in violations of the federal securities laws. The subject of the Wells notices is a 2006 year-end securities repurchase transaction entered into by FTN with Sentinel. A Wells notice by the SEC Staff is neither a formal allegation of wrongdoing nor a determination by the SEC that there has been wrongdoing. FHN is actively engaged in working within the Wells process to resolve this matter. As result of

Note 9 – Contingencies and Other Disclosures (continued)

discussions with the Staff, FHN established a liability in the first quarter 2011 in an amount that is not material to the financial statements. Based on the current status of discussions, FHN continues to believe that resolution of this matter with the SEC is probable and that the loss outcome amount is reasonably estimable and not material. A tentative settlement that has resulted from discussions with the Staff is subject to SEC review and approval. If FHN is unable to resolve this matter and enforcement action is brought, FHN believes there are meritorious defenses and intends to advance those defenses vigorously.

Matters as to which Material Loss is Not Probable but which could be viewed as Material Primarily for Non-Financial Reasons. The following are pending litigation matters as to which directors or senior executives of FHN are named as defendants in connection with the performance of their duties on behalf of FHN.

•

A shareholder, Cranston Reid, has filed a putative derivative lawsuit in the U.S. District Court for the Western District of Tennessee, Western Division (Case No. 2:10cv02413-STA-cgc) against various former and current officers and directors of FHN. FHN is named as a nominal defendant, though no relief is sought against it. The complaint alleges the following causes of action: breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The claimed breach of fiduciary duty and other causes of action stem from a number of alleged events, including: certain litigation matters, both pending and previously disposed, unrelated to this plaintiff; certain matters that allegedly could become litigation matters, unrelated to this plaintiff; a matter that previously had been investigated and concluded, unrelated to this plaintiff; and an alleged general use of allegedly unlawful and high-risk banking practices. In March 2011 the court dismissed all claims. The plaintiff has appealed the dismissal. FHN continues to believe the defendants have meritorious defenses to this complaint – including that the complaint fails to state any legally cognizable claim – and intends to advance those defenses vigorously on appeal.

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

Matters as to which Material Gain is Not Probable but as to which there is a More than Slight Chance of a Material Gain Outcome. Set out below is discussion of a certain pending litigation matter as a result of which previously recognized expense may be recouped in whole or in part. As to this matter FHN has determined, under applicable financial accounting guidance, that although material gain is not probable there is more than a slight chance of a material gain outcome for FHN. FHN cannot determine a probable outcome that may result from this matter because of the uncertainty of the potential outcomes of the legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; and the incomplete status of the discovery process.

•

The Chapter 11 Liquidation Trustee (the “Trustee”) of Sentinel Management Group, Inc. (“Sentinel”) filed complaints against two subsidiaries, First Tennessee Bank National Association (“FTBNA”) and FTN Financial Securities Corp. (“FTN”), and two former FTN employees. The Trustee’s claims related to Sentinel’s purchases of Preferred Term Securities Limited (“PreTSL”) products and other securities from FTN and/or the FTN Financial Capital Markets division of FTBNA from March 2005 to August 2007. In July 2011, the parties reached an agreement to settle the dispute, subject to court approval. Under the terms of the settlement the Trustee is to receive a total of $38.5 million dollars. After considering the terms of the settlement, First Horizon recognized a pre-tax expense of $36.7 million during second quarter 2011 related to the settlement. First Horizon believes that certain insurance policies provide coverage for these losses and related litigation costs, subject to policy limits and applicable deductibles. The insurers have denied coverage. First Horizon has brought suit against the insurers to enforce the policies under Tennessee law. The case is in U.S. District Court for the Western District of Tennessee styled as First Horizon National Corporation, et al. v. Certain Underwriters at Lloyd’s Syndicate Nos. 2987, et al., No. 2:11-cv-02608. As a result of the uncertainties arising from this dispute, insurance coverage was not taken into consideration in determining the amount of the expense recognized for the Sentinel settlement.

Note 9 – Contingencies and Other Disclosures (continued)

Debit Transaction Sequencing Matter. In September, 2011 FTBNA became a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The plaintiff seeks actual damages of at least $5 million, unspecified restitution of fees charged, and unspecified punitive damages, among other things. As of September 30, 2011, and at the time this report is filed, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to the uncertainties related to this recent matter; no liability has been established for this matter. Although this suit is in an early stage, FHN intends to defend itself vigorously.

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

FHN’s Visa shares are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the later of the third anniversary of the IPO or the final resolution of the covered litigation. The final conversion ratio, which was estimated to approximate 49 percent as of September 30, 2011, will fluctuate based on the ultimate settlement of the Visa litigation matters for which FHN has a proportionate contingent obligation. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.

In conjunction with the sale of 440,000 of its Visa class B shares in December 2010, FHN and the purchaser entered into a derivative transaction whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa class B shares into Visa class A shares is adjusted. FHN determined that the initial fair value of the derivative was equal to a pro rata portion of the previously accrued contingent liability for Visa litigation matters attributable to the Visa class B shares sold in 2010. This amount was determined to be a liability of $1.0 million as of December 31, 2010.

In March 2011, Visa deposited an additional $400 million into the escrow account. Accordingly, FHN reduced its contingent liability by $3.3 million to $1.4 million through a credit to noninterest expense in first quarter 2011. The associated decline in the conversion ratio resulted in FHN making a payment to the counterparty of $.7 million in second quarter 2011. As of September 30, 2011, the derivative liability was $1.2 million.

In September 2011, FHN sold 895,000 of its Visa Class B shares. In conjunction with this sale, FHN and the purchaser entered into a derivative transaction whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN determined that the initial fair value of this derivative, and value as of September 30, 2011, was a liability of $2.5 million. FHN now holds approximately 1.1 million Visa Class B shares.

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

Servicing. FHN services a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $25 billion as of September 30, 2011. A substantial portion of the first lien portfolio is serviced through a subservicer. The first lien portfolio is held primarily by Fannie Mae (“FNMA”) and private security holders, with less significant portions held by Ginnie Mae (“GNMA”) and Freddie Mac (“FHLMC”). In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool. In the event payments are ultimately made by FHN

Note 9 – Contingencies and Other Disclosures (continued)

to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) the liquidation proceeds of the property securing the loan, in the case of private securitizations and (2) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans. As of September 30, 2011 and 2010, FHN has recognized servicing and P&I advances of $317.1 million and $239.9 million, respectively. Servicing and P&I advances are included in Other assets on the Consolidated Condensed Statements of Condition.

FHN is also subject to losses in its loan servicing portfolio due to loan foreclosures. Foreclosure exposure arises from certain government agency agreements which limit the agency’s repayment guarantees on foreclosed loans, resulting in losses to the servicer. Foreclosure exposure also includes real estate costs, marketing costs, and costs to maintain properties, especially during protracted resale periods in geographic areas of the country negatively impacted by declining home values.

FHN is also subject to losses due to unreimbursed servicing expenditures made in connection with the administration of current loss mitigation and loan modification programs. Additionally, FHN is required to repurchase GNMA loans prior to modification in connection with its modification program.

Other Disclosures – Home Loans Originated and Sold. Prior to 2009, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to government sponsored enterprises (“GSEs”). Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), were sold to investors predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-GSE purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole loan sales to private purchasers and, to a lesser extent, through proprietary securitizations. Regarding these past loan sale activities, FHN has exposure to potential loss primarily through two avenues. First, investors/purchasers of these mortgage loans may request that FHN repurchase loans or make the investor whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties differ based on deal structure and counterparty. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient.

From 2005 through 2008, FHN originated and sold $69.5 billion of such loans without recourse to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $47.0 billion of mortgage loans without recourse in proprietary transactions. Of the amount originally securitized, $36.7 billion relates to securitization trusts that are still active as approximately 30 securitization trusts have become inactive due to clean-up calls exercised by FHN. The exercise of clean-up calls results in termination of the Pooling and Servicing Agreements and reacquisition of the related mortgage loans remaining unpaid.

Loans Sold With Full or Limited Recourse. FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, Federal Housing Administration (“FHA”) insurance, or The Veteran’s Administration (“VA”) guaranty. On September 30, 2011 and 2010, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $44.9 million and $60.7 million, respectively.

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

Loans Sold Without Recourse – GSE Whole Loan Sales. Substantially all of the conforming mortgage loans were sold to GSEs such as Government National Mortgage Association (“GNMA” or “Ginnie Mae”) for federally insured loans and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) for conventional loans. Each GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities, and the risk of credit loss with regard to the principal amount of the loans sold was generally transferred to the GSEs upon sale.

Note 9 – Contingencies and Other Disclosures (continued)

Generally these loans were sold without recourse. However, if it is determined that the loans sold were in breach of representations or warranties required by the GSE and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the UPB or make the purchaser whole for the economic loss incurred by the purchaser of such loan. Such representations and warranties required by the GSEs typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan.

At the time of sale, FHN retained servicing rights for a majority of these mortgage loans sold. However, FHN has since sold (through the 2008 divestiture and various bulk sales) servicing rights on a significant amount of the loans that were sold to GSEs. As of September 30, 2011, FHN services only $9.1 billion of loans sold to GSEs (primarily Fannie Mae and Freddie Mac). A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to GSEs. Since the divestiture of the national mortgage banking business in third quarter 2008 through September 30, 2011, GSEs (primarily Fannie Mae and Freddie Mac) have accounted for the vast majority of repurchase/make-whole claims received.

Loans Sold Without Recourse – Proprietary Mortgage Securitizations. FHN originated and sold certain non-agency, nonconforming mortgage loans, Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through over 140 proprietary securitization trusts. Over 110 of these proprietary securitization trusts were active as of September 30, 2011. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts or other vehicles. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. Unlike servicing on loans sold to GSEs, FHN still services substantially all of the remaining loans sold through proprietary securitizations. As of September 30, 2011, the remaining UPB balance in active proprietary securitizations was $12.7 billion consisting of $7.5 billion Alt-A mortgage loans and $5.2 billion Jumbo mortgage loans. Representations and warranties were made to the trustee for the benefit of investors. As such, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of September 30, 2011, the repurchase request pipeline contained no repurchase requests related to first lien proprietary mortgage securitizations based on representations and warranties.

Unlike loans sold to GSEs, contractual representations and warranties for proprietary mortgage securitizations do not include specific representations regarding the absence of third party fraud or negligence in the underwriting or origination of the mortgage loans. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate repurchase of a mortgage loan if FHN breached certain representations and warranties made at the time the securitization closed and such breach materially and adversely affects the interests of the investors in such mortgage loan. However, the securitization documents do not require the trustee to make an investigation into the facts or matters stated in any request or notice unless requested in writing to do so by the holders of certificates evidencing not less than 25 percent of the voting rights allocated to each class of certificates. The certificate holders may also be required to indemnify the trustee for its costs related to investigations made in connection with repurchase actions. FHN has no knowledge of any investor requests to the trustee to investigate mortgage loans for possible breach of representations and warranties. GSEs were among the purchasers of certificates in securitizations. As such, they are entitled to the benefits of the same representations and warranties as other investors. However, the GSEs, acting through their conservator under federal law, are permitted to undertake, independently of other investors, reviews of FHN’s mortgage loan origination and servicing files. Such reviews are commenced using a subpoena process. If, because of such reviews, the GSEs determine there has been a breach of a representation or warranty that has had a material and adverse affect on the interests of the investors in any mortgage loan, the GSEs may seek to enforce a repurchase obligation against FHN.

Also unlike loans sold to GSEs through nonrecourse whole loan sales, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, investors could pursue (and in certain cases mentioned below, are pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. Claims for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes, and the statutory remedies typically could include rescission of the investment or monetary damages measured in relation to the original investment made. Any such statutory claim would be subject to applicable limitation periods and other statutory defenses. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this

Note 9 – Contingencies and Other Disclosures (continued)

sort are likely to be resolved in a litigation context in most cases, unlike most of the GSE repurchase requests. The analysis of loss content and establishment of appropriate reserves in those cases would follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case and an estimation of the probability of ultimate loss, if any. FHN expects most litigation claims to take much longer to resolve than repurchase requests typically have taken.

None of FHN’s proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. Monoline insurance is a form of credit enhancement provided to a securitization by a third party insurer. Subject to the terms and conditions of the policy, the insurer guarantees payments of accrued interest and principal due to the investors. In certain limited situations, insurance was provided for a specific senior retail class of holders within individual securitizations. The aggregate insured certificates totaled $128.4 million of original certificate balance. FHN’s exercise of cleanup calls contained some of these insured certificates; therefore, the original certificate balance of insured certificates related to active securitization trusts was $103.4 million as of September 30, 2011. The trustee statement dated September 26, 2011 reported to FHN that the remaining outstanding certificate balance for these classes was $98.0 million. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level classes.

FHN, among others, has been subpoenaed by the federal regulator of credit unions, the National Credit Union Administration (“NCUA”), related to investments by two federal credit unions in three first lien securitizations and one HELOC securitization in the years 2005 and 2006. FHN’s subpoenas, which were received in October 2009, relate to ongoing reviews which may result in claims against FHN. The original and current (as of the September 26, 2011 trust statements) combined first lien certificate balances of the related pools in which the two credit unions invested were $321.6 million and $159.1 million, respectively. The original and current (as of the September 26, 2011 trust statements) combined HELOC certificate balances of the related pools in which the two credit unions invested were $299.8 million and $123.7 million, respectively. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline. As of September 30, 2011, and at the time this report is filed, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to the uncertainty related to these matters; no liability has been established.

At the time this report is filed, FHN is one of multiple defendants in four lawsuits brought by investors which claim that the offering documents under which certificates were sold to them were materially deficient. The plaintiffs and venues of these suits are: (1) the FHFA, as conservator for Fannie Mae and Freddie Mac, in U.S. District Court for the Southern District of New York (Case No. 11-cv-6193 (PGG)); (2) Charles Schwab Corp. in the Superior Court of San Francisco, California (Case No. 10-501610); (3) Federal Home Loan Bank of Chicago in the Circuit Court of Cook County, Illinois (Case No. 10 CH 45033); and (4) Western & Southern Life Insurance Co, among others in the Court of Common Pleas, Hamilton County, Ohio (Case No. A1105352). Two of those suits were brought in the second half of 2010, and the other two were brought in the third quarter of 2011. A fifth investor, Federal Home Loan Bank of Indianapolis, filed a suit against FHN and others in 2010 but withdrew the suit as to FHN in July 2011. The plaintiffs in the pending suits claim to have purchased a total of $1.1 billion of certificates in twelve separate securitizations related to FHN and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought. Details concerning the original purchase amounts of the investments at issue are set forth below. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in many cases the securitization provided for sub-classifications within the Senior or Junior groups.

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
2005 (a)	$643,751	$ -	$60,000	$-
2006 (a)	230,020	-	84,659	9,793
2007	5,050	-	50,000	7,084
Total	$878,821	$ -	$194,659	$16,877
(a)	Senior Alt-A mortgage loans for 2005 and 2006 represent amounts which are the subject of the FHFA litigation.

The original purchase amounts reported in this table do not reflect the cumulative amounts of principal and interest distributions received by investors over the past four to six years. Such receipts generally would diminish any recovery a plaintiff might obtain.

Note 9 – Contingencies and Other Disclosures (continued)

Information on the performance of the securitizations is available in monthly reports published by the trustee for the securitization trusts. Based on these reports, the ending certificate balance of the investments which are the subject of the four lawsuits was $528.8 million as of the September 26, 2011 trust statements. Within that total, the ending certificate balance of the investments which are the subject of the FHFA lawsuit was $377.5 million. Ending certificate balances are reported inclusive of principal and interest amounts distributed and, if any, allocated losses. Any such losses could be part of any recovery from FHN. Losses are often reported based on all of the certificates within a pool or group, which limits FHN’s ability to ascertain losses at the level of an investor’s specific certificate.

Although these suits are in early stages, FHN intends to defend itself vigorously. These lawsuit matters have been analyzed and treated as litigation matters under applicable accounting standards. As of September 30, 2011, and at the time this report was filed, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to the early stages of these proceedings, lack of a precise statement of damages, and lack of precedent claims. Similar claims may be pursued by other investors.

At September 30, 2011, FHN had not recognized a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in securitizations at closing, nor for exposure for investment rescission or damages arising from other claims by investors that the offering documents under which the loans were securitized were materially deficient.

Other Proprietary Securitizations. FHN also originated and sold home equity lines and second lien loans through seven proprietary securitization trusts, six of which related to HELOC loans. Each trust issued notes backed by these loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. FHN services all of the loans backing the notes in these proprietary securitizations pursuant to the terms of the sale and servicing agreements. The Trustee statements dated September 26, 2011, reported that the cumulative original and current outstanding note balances of the six HELOC securitizations were $2.5 billion and $.6 billion, respectively. The original and current outstanding balance of the closed-end second lien securitization was $236.3 million and $25.0 million, respectively.

These seven securitization trusts have been consolidated by FHN in accordance with Generally Accepted Accounting Principles. Consequently, these loans and the associated credit risk are reflected in FHN’s consolidated financial statements. As of September 30, 2011, the loans and associated ALLL are reflected as “restricted” on the Consolidated Condensed Statements of Condition.

The asset-backed notes issued in the six HELOC securitizations were “wrapped” by monoline insurers. FHN understands that some monoline insurers have commenced lawsuits against other originators of asset-backed securities seeking to cancel policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice from a monoline insurer of any such lawsuit. The monoline insurers also have certain contractual rights to pursue repurchase and indemnification. In response to unreimbursed insurance draws resulting from insufficient remittances to investors, the monoline insurer of two of FHN’s HELOC securitizations exercised its rights to review the performance of these HELOC securitizations and, with respect to charged off loans, to review loan origination and servicing files, underwriting guidelines, and payment histories. During third quarter 2011, the insurer began requesting repurchases of specific loans based on the review. Also, the monoline insurer and FHN have entered into an agreement to negotiate the transfer of servicing of some or all of the HELOC loans to a servicer that specializes in collections and recoveries. Because the underlying loans and their associated loss content are recorded on FHN’s balance sheet, FHN reviews the portfolio each quarter for inherent loss and has established reserves for loss content. For that reason, FHN does not include these requests in the repurchase pipeline reported for first lien mortgages, and FHN believes that any ultimate cash payouts related to these loans are unlikely to have any material impact upon FHN’s financial results as such payouts would be reflected as reductions to the existing balance of restricted term borrowings. Additionally, advances made by monoline insurers for the benefit of security holders have been recognized within restricted term borrowings in the Consolidated Condensed Statements of Condition (as the insurers have a higher priority to cash flows from the securitization trusts than FHN).

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

Note 9 – Contingencies and Other Disclosures (continued)

FHN has also sold first lien mortgages without recourse through whole loan sales to non-GSE purchasers. As of September 30, 2011, 2 percent of repurchase/make-whole claims relate to private whole loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Private Mortgage Insurance. PMI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. PMI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved PMI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs. For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been cancelled for all loan sales and securitizations. In determining the adequacy of the repurchase reserve, FHN considered $271.9 million in UPB of loans sold where PMI coverage was cancelled for all loan sales and securitizations in third quarter 2011 compared to $208.9 million in second quarter 2011 and $87.2 million in third quarter 2010. To date, a majority of PMI cancellation notices have involved loans sold to GSEs. At September 30, 2011, all estimated loss content arising from PMI cancellation matters related to loans sold to GSEs.

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

Repurchase and Foreclosure Liability. Based on its experience to date, FHN has evaluated its loan repurchase exposure as mentioned above and has accrued for losses of $171.4 million and $177.6 million as of September 30, 2011 and 2010, respectively. A vast majority of this liability relates to obligations associated with the sale of first lien mortgages to GSEs through the legacy mortgage banking business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the repurchase and foreclosure liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income.

Other Disclosures – Foreclosure Practices. The focus on judicial foreclosure practices of financial institutions nationwide has expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities, which could impact FHN through increased operational and legal costs. FHN owns and services residential mortgage loans. By the end of 2010, FHN had reviewed its processes relating to foreclosure on loans it owns and services and no material issues were identified. FHN has continued to review and revise, as appropriate, its foreclosure processes in coordination with loss mitigation practices and to continue to monitor these processes with the goal of conforming them to changing servicing requirements. FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the still-owned portion of FHN’s mortgage servicing portfolio was outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in August 2011. In 2011, FHN entered into a replacement agreement (the “2011 subservicing agreement”) with a new subservicer (the “2011 subservicer”).

By the end of first quarter 2011, federal banking regulators had completed examinations of foreclosure and loss mitigation practices of large, federally regulated mortgage servicers, including FHN’s 2008 subservicer. Regulators have entered into consent decrees with several of the institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer is subject to a consent decree and has advised FHN that it has implemented or is in the process of implementing the new standards. In accordance with the terms of the consent decree, the 2008 subservicer has commenced an independent third party assessment of its foreclosure processes and will participate in a regulator-prescribed foreclosure claims review process commencing in fourth quarter 2011. As a result of the above examinations, in June 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, and testing and file reviews. FHN has reviewed the Supervisory Guidance and is utilizing a third party to assist in its self-assessment of its foreclosure management process relating to all its mortgage servicing, including that conducted by the 2011 subservicer. The assessment is scheduled for completion by fourth quarter 2011. Also in connection with the 2008 subservicer’s third party assessment

Note 9 – Contingencies and Other Disclosures (continued)

process, FHN and its 2011 subservicer will cooperate with the 2008 subservicer to identify and correct any servicing deficiencies in foreclosure or loss mitigation that might impact FHN’s subserviced loans.

Under FHN’s 2008 subservicing agreement, the 2008 subservicer had the contractual right to follow FHN’s prior servicing practice as they existed 180 days prior to August 2008 until subservicer becomes aware that such practices do not comply with applicable servicing requirements, subject to subservicer’s obligation to follow accepted servicing practices, applicable law, and new requirements, including evolving interpretations of such practices, law and requirements. FHN cannot predict the amount of additional operating costs related to foreclosure delays, including required process changes, increased default services, extended periods of servicing advances and the recoverability of such advances, legal expenses, or other costs that may be incurred as a result of the internal reviews or external actions. In the event of a dispute between FHN and 2008 subservicer over any liabilities for subservicer’s servicing and management of foreclosure processes, FHN cannot predict the costs that maybe incurred. Accordingly, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to uncertainty related to these matters. No liability has been established.

Other Disclosures — Reinsurance Arrangements. A wholly-owned subsidiary of FHN entered into agreements with several providers of private mortgage insurance whereby the subsidiary agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the PMI premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors varied for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involved the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performed an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor had been penetrated. Management obtained the assistance of a third-party actuarial firm in developing its estimation of loss content. This process included consideration of factors such as delinquency trends, default rates, and housing prices which were used to estimate both the frequency and severity of losses. No new reinsurance arrangements were initiated after 2008. As of September 30, 2011, FHN had settled all of its reinsurance obligations with primary insurers through termination of the related reinsurance agreement and transfer of the associated trust assets.

Note 10 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN did not make any contributions to the qualified pension plan in 2010 or the first three quarters of 2011. Future decisions will be based upon pension funding requirements under the Pension Protection Act, the maximum deductible under the Internal Revenue Code, and the actual performance of plan assets. At this time, FHN does not expect to make a contribution to the qualified pension plan in 2011.

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. These other non-qualified pension plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Contributions to non-qualified plans were $4.5 million for 2010, and FHN anticipates making a $5.3 million contribution in 2011.

Savings plan. Effective January 1, 2008, a special Employee Non-voluntary Elective Contribution (“ENEC”) program was added under the FHN savings plan and is provided only to employees who are not eligible for the pension plan. With the ENEC program, FHN will generally make contributions to eligible employees’ savings plan accounts based upon company performance. Contribution amounts will be a percentage of each employee’s base salary (as defined in the savings plan) earned the prior year. FHN contributed $1.2 million for the plan in 2010 related to the 2009 plan year, and FHN contributed $1.3 million for the plan in 2011 related to the 2010 plan year.

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

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$2,917	$3,863	$119	$114
Interest cost	8,323	7,908	556	518
Expected return on plan assets	(11,717)	(11,892)	(296)	(295)
Amortization of unrecognized:
Transition obligation	-	-	246	247
Prior service cost/(credit)	104	181	(2)	(2)
Actuarial (gain)/loss	5,861	3,535	(273)	(355)
Net periodic benefit cost	$5,488	$3,595	$350	$227

Note 10 – Pension, Savings, and Other Employee Benefits (continued)

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$11,519	$11,419	$407	$386
Interest cost	24,617	23,581	1,660	1,708
Expected return on plan assets	(35,164)	(35,651)	(892)	(871)
Amortization of unrecognized:
Transition obligation	-	-	740	740
Prior service cost/(credit)	313	314	(7)	(6)
Actuarial (gain)/loss	15,914	11,078	(793)	(786)
Net periodic benefit cost	$17,199	$10,741	$1,115	$1,171

Note 11 – Business Segment Information

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses among segments which could change historical segment results. In third quarter 2011, FHN sold First Horizon Msaver, Inc (“Msaver”), the former subsidiary of First Tennessee Bank, which provided administrative services for health savings accounts. In first quarter 2011, FHN agreed to sell First Horizon Insurance, Inc. (“FHI”), the former subsidiary of First Tennessee Bank, which provided property and casualty insurance to customers in over 40 states, and Highland Capital Management Corporation (“Highland”), the former subsidiary of First Horizon National Corporation, which provided asset management services. The results of operations for these divested businesses have been included in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Consistent with historical practice, these businesses were moved to the non-strategic segment with other exited businesses and discontinued products. For comparability, previously reported items have been revised to reflect these changes. The divestiture of Msavers closed in third quarter 2011, and the divestitures of FHI and Highland closed in second quarter 2011.

FHN has four business segments: regional banking, capital markets, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, cash management, and first lien mortgage originations within the Tennessee footprint. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of gains on the extinguishment of debt, unallocated corporate expenses, expense on subordinated debt issuances and preferred stock, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and various charges related to restructuring, repositioning, and efficiency. The non-strategic segment consists of the wind-down national consumer and construction lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Consolidated
Net interest income	$176,340	$186,143	$521,955	$548,602
Provision for loan losses	32,000	50,000	34,000	225,000
Noninterest income	220,887	242,705	604,816	727,560
Noninterest expense	322,708	341,490	980,960	1,013,515
Income before income taxes	42,519	37,358	111,811	37,647
Provision/(benefit) for income taxes	8,367	3,290	16,362	(14,546)
Income from continuing operations	34,152	34,068	95,449	52,193
Income/(loss) from discontinued operations, net of tax	4,828	(358)	9,369	(7,897)
Net income	$38,980	$33,710	$104,818	$44,296
Average assets	$24,778,116	$25,757,640	$24,622,862	$25,639,935

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 – Business Segment Information (continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Regional Banking
Net interest income	$140,603	$142,220	$411,523	$412,708
Provision for loan losses	(22,698)	10,298	(48,850)	90,294
Noninterest income	67,952	71,970	201,805	215,206
Noninterest expense	137,300	152,173	428,454	455,895
Income before income taxes	93,953	51,719	233,724	81,725
Provision for income taxes	34,739	18,822	85,955	29,380
Net income	$59,214	$32,897	$147,769	$52,345
Average assets	$11,432,091	$11,462,479	$11,188,037	$11,326,546

Capital Markets
Net interest income	$5,555	$8,584	$16,695	$15,772
Noninterest income	99,505	114,055	267,510	329,615
Noninterest expense	77,163	79,434	254,099	241,376
Income before income taxes	27,897	43,205	30,106	104,011
Provision for income taxes	10,659	16,214	11,361	38,980
Net income	$17,238	$26,991	$18,745	$65,031
Average assets	$2,343,696	$2,347,810	$2,215,467	$2,103,658

Corporate
Net interest income/(expense)	$(463)	$(2,845)	$(288)	$3,825
Noninterest income	38,058	7,943	59,936	37,775
Noninterest expense	19,013	19,413	75,973	51,735
Income/(loss) before income taxes	18,582	(14,315)	(16,325)	(10,135)
Provision/(benefit) for income taxes	666	(15,449)	(28,711)	(30,925)
Net income	$17,916	$1,134	$12,386	$20,790
Average assets	$5,123,288	$4,980,852	$5,106,530	$4,826,606

Non-Strategic
Net interest income	$30,645	$38,184	$94,025	$116,297
Provision for loan losses	54,698	39,702	82,850	134,706
Noninterest income	15,372	48,737	75,565	144,964
Noninterest expense	89,232	90,470	222,434	264,509
Loss before income taxes	(97,913)	(43,251)	(135,694)	(137,954)
Benefit for income taxes	(37,697)	(16,297)	(52,243)	(51,981)
Loss from continuing operations	(60,216)	(26,954)	(83,451)	(85,973)
Income/(loss) from discontinued operations, net of tax	4,828	(358)	9,369	(7,897)
Net loss	$(55,388)	$(27,312)	$(74,082)	$(93,870)
Average assets	$5,879,041	$6,966,499	$6,112,828	$7,383,125

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

First Horizon Preferred Funding, LLC and First Horizon Preferred Funding II, LLC have each issued $1.0 million of Class B Preferred Shares. On September 30, 2011 and 2010, the amount of Class B Preferred Shares that are perpetual in nature that was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition was $.3 million for both periods. The remaining balance has been eliminated in consolidation.

On March 23, 2005, FTBNA issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (“Class A Preferred Stock”) with a liquidation preference of $1,000 per share. These securities qualify as Tier 1 capital. On September 30, 2011 and 2010, $294.8 million of Class A Preferred Stock was recognized as Noncontrolling interest on the Consolidated Condensed Statements of Condition for both periods.

Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of Other comprehensive income/(loss) included in the Consolidated Condensed Statements of Equity and Income/(loss) from discontinued operations, net of tax included in the Consolidated Condensed Statements of Income, have been attributed solely to FHN as the controlling interest holder. The component of Income from continuing operations attributable to FHN as the controlling interest holder for the three months ended September 30, 2011 and 2010 is $31.3 million and $31.2 million, respectively, and $86.9 million and $43.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 13 - Loan Sales and Securitizations

Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. Since that time FHN has focused the originations of mortgages within its regional banking footprint. FHN no longer retains financial interests in loans it transfers to third parties. During third quarter 2011, FHN transferred $53.3 million of single-family residential mortgage loans in whole loan sales resulting in $1.1 million of net pre-tax gains. Additionally during third quarter 2011, FHN transferred $187.7 million in unpaid principal balance ($126 million after consideration of partial charge-offs and associated LOCOM) of nonperforming permanent mortgages in a bulk sale resulting in $29.8 million of net pre-tax losses in Provision for loan losses on the Consolidated Condensed Statements of Income. During third quarter 2010, FHN transferred $191.6 million of single-family residential mortgage loans in whole loan sales resulting in $4.0 million of net pre-tax gains. During the nine months ended September 30, 2011, FHN transferred $245.9 million of single-family residential mortgage loans in whole loan sales resulting in $4.7 million of net pre-tax gains. During the nine months ended September 30, 2010, FHN transferred $545.4 million of single-family residential mortgage loans in whole loan sales resulting in $11.1 million of net pre-tax gains.

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

In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. In third quarter 2011 and 2010, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest. In third quarter 2011 and 2010, FHN received annual servicing fees approximating .50 percent of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 – Mortgage Servicing Rights.

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

The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2011 and 2010, are as follows:

	September 30, 2011			September 30, 2010
(Dollars in thousands except for annual cost to service)	First Liens	Second Liens	HELOC	First Liens	Second Liens	HELOC
Fair value of retained interests	$147,431	$241	$3,131	$188,397	$250	$3,296
Weighted average life (in years)	3.7	2.9	2.7	3.7	2.5	2.4
Annual prepayment rate	23.0%	26.0%	28.8%	23.2%	30.0%	32.1%
Impact on fair value of 10% adverse change	$(8,262)	$(16)	$(216)	$(11,238)	$(22)	$(262)
Impact on fair value of 20% adverse change	(15,744)	(30)	(415)	(21,442)	(43)	(500)

Annual discount rate on servicing cash flows	11.7%	14.0%	18.0%	11.6%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(3,898)	$(7)	$(96)	$(4,924)	$(7)	$(96)
Impact on fair value of 20% adverse change	(7,573)	(13)	(186)	(9,563)	(13)	(185)

Annual cost to service (per loan)	$122	$50	$50	$117	$50	$50
Impact on fair value of 10% adverse change	(3,401)	(5)	(50)	(4,773)	(5)	(53)
Impact on fair value of 20% adverse change	(6,782)	(11)	(100)	(9,521)	(11)	(106)

Annual earnings on escrow	1.4%	-	-	1.6%	-	-
Impact on fair value of 10% adverse change	$(1,195)	-	-	$(1,706)	-	-
Impact on fair value of 20% adverse change	(2,390)	-	-	(3,412)	-	-

Note 13 - Loan Sales and Securitizations (continued)

The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2011 and 2010, are as follows:

(Dollars in thousands except for annual cost to service)	Excess Interest IO	Certificated PO
September 30, 2011
Fair value of retained interests	$18,963	$8,585
Weighted average life (in years)	3.7	3.9
Annual prepayment rate	21.0%	30.3%
Impact on fair value of 10% adverse change	$ (917)	$ (266)
Impact on fair value of 20% adverse change	(1,763)	(534)

Annual discount rate on residual cash flows	13.2%	22.2%
Impact on fair value of 10% adverse change	$ (697)	$ (394)
Impact on fair value of 20% adverse change	(1,340)	(815)

September 30, 2010
Fair value of retained interests	$25,902	$10,721
Weighted average life (in years)	3.6	4.7

Annual prepayment rate	21.4%	27.1%
Impact on fair value of 10% adverse change	$(1,349)	$(342)
Impact on fair value of 20% adverse change	(2,595)	(665)

Annual discount rate on residual cash flows	13.2%	18.4%
Impact on fair value of 10% adverse change	$(979)	$(423)
Impact on fair value of 20% adverse change	(1,881)	(844)

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

For the three and nine months ended September 30, 2011 and 2010, cash flows received and paid related to consumer loan sales and securitizations were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Proceeds from initial sales and securitizations (a)	$143,620	$195,612	$339,736	$556,510
Servicing fees retained (b)	17,304	22,253	58,639	78,143
Purchases of GNMA guaranteed mortgages	7,162	16,810	45,073	53,416
Purchases of previously transferred financial assets (c) (d)	60,760	54,679	202,396	242,083
Other cash flows received on retained interests	2,117	2,590	6,205	7,573

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes $89.2 million of proceeds related to bulk sales of nonperforming permanent mortgages.
(b)	Includes servicing fees on MSR associated with loan sales and purchased MSR.
(c)	Includes repurchases of both delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also includes buy outs from GSEs in order to facilitate foreclosures.
(d)	Nine months ended September 30, 2011 includes $32.7 million related to clean-up calls exercised by FHN in second quarter.

Note 13 - Loan Sales and Securitizations (continued)

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and nine months ended September 30, 2011, are as follows:

(Dollars in thousands)	Total Principal Amount of Loans	Principal Amount of Delinquent Loans (a)	Net Credit Losses (b)
	On September 30, 2011		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Type of loan:
Real estate residential	$19,007,433	$784,806	$159,488	$415,486

Total loans managed or transferred (c)	$19,007,433	$784,806	$159,488	$415,486

Loans sold	(11,887,315)
Loans held for sale	(311,348)

Loans held in portfolio	$6,808,770

(a)	Loans 90 days or more past due include $39.6 million of GNMA guaranteed mortgages.
(b)	Principal amount of loans securitized and sold includes $8.7 billion of loans securitized through GNMA, FNMA, or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights. See Note 9 - Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs and private investors.
(c)	Amount represents real estate residential loans transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. For loans transferred to GSEs, includes all loans with retained interests.

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and nine months ended September 30, 2010, are as follows:

(Dollars in thousands)	Total Principal Amount of Loans	Principal Amount of Delinquent Loans (a)	Net Credit Losses (b)
	On September 30, 2010		Three months ended September 30, 2010	Nine months ended September 30, 2010
Type of loan:
Real estate residential	$22,634,349	$1,025,506	$137,760	$432,367

Total loans managed or transferred (c)	$22,634,349	$1,025,506	$137,760	$432,367

Loans sold	(14,711,540)
Loans held for sale	(369,339)

Loans held in portfolio	$7,553,470

(a)	Loans 90 days or more past due include $38.4 million of GNMA guaranteed mortgages.
(b)	Principal amount of loans securitized and sold includes $10.8 billion of loans securitized through GNMA, FNMA, or FHLMC. FHN retains interests other than servicing rights on a portion of these securitized loans. No delinquency or net credit loss data is included for the loans securitized through FNMA or FHMLC because these agencies retain credit risk. The remainder of loans securitized and sold were securitized through proprietary trusts, where FHN retained interests other than servicing rights. See Note 9 - Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs and private investors.
(c)	Amount represents real estate residential loans transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. For loans transferred to GSEs, includes all loans with retained interests.

Note 13 - Loan Sales and Securitizations (continued)

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

In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust did not qualify as a sale under ASC 860. Therefore, FTBNA has accounted for the funds received through the securitization as a secured borrowing. On September 30, 2011, FTBNA had $112.5 million of loans, net of unearned income, $1.7 million of trading securities, and $51.9 million of term borrowings on the Consolidated Condensed Statements of Condition related to this transaction. On September 30, 2010, FTBNA had $112.5 million of loans, net of unearned income, $1.7 million of trading securities, and $51.0 million of term borrowings on the Consolidated Condensed Statements of Condition related to this transaction. See Note 14 – Variable Interest Entities for additional information.

Note 14 - Variable Interest Entities

ASC 810 defines a Variable Interest Entity (“VIE”) as an entity where the equity investors, as a group, lack either (1) the power through voting rights, or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (2) the obligation to absorb the expected losses of the entity, (3) the right to receive the expected residual returns of the entity, or (4) when the equity investors, as a group, do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual ownership, or other interest, that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, FHN is deemed to be the primary beneficiary and required to consolidate a VIE if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant.

Consolidated Variable Interest Entities. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking and consumer lending operations. Except as discussed below for certain trusts and except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, other than the trusts disclosed below, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIE as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. In situations where the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN potentially absorbing losses or receiving benefits that are significant to the trusts, FHN is considered the primary beneficiary, as it is also assumed to have the power as servicer to most significantly impact the activities of such VIE. Consolidation of the trusts results in the recognition of the trusts’ proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of the trusts’ securities.

Included in the consolidated proprietary residential mortgage securitizations are three home equity line of credit (“HELOC”) securitization trusts that have entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities and FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into securitization trusts and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. Each of these securitization trusts is currently consolidated by FHN due to its status as the Master Servicer for the securitization and the retention of a significant residual interest. Consistent with the consolidated nature of these trusts, amounts funded from monoline insurance policies are considered as additional restricted debt in FHN’s consolidated condensed statement of position.

The monoline insurers in each of these securitizations also hold a contingent right to remove FHN as Master Servicer in the event that draws on the related insurance policies remain unreimbursed for a specified period of time. In two of the HELOC securitizations, this threshold has been reached and FHN is in discussions with the applicable insurers regarding its status as Master Servicer for those securitization trusts. Should FHN be removed as Master Servicer for these securitization trusts, FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precludes sale accounting for the related securitization transaction. Thus, even if FHN was removed as Master Servicer, the related transactions would be accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s consolidated financial statements, and the related financial effects would be minimal.

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

Note 14 - Variable Interest Entities (continued)

The following table summarizes VIE consolidated by FHN as of September 30, 2011 and 2010:

	September 30, 2011
	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$4,719	N/A
Loans, net of unearned income	665,744	N/A
Less: Allowance for loan losses	32,369	N/A
Total net loans	633,375	N/A
Other assets	$13,645	$60,113
Total assets	$651,739	$60,113
Term borrowings	$653,120	N/A
Other liabilities	66	$49,911
Total liabilities	$653,186	$49,911

	September 30, 2010
	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value
Assets:
Loans, net of unearned income	$796,529	N/A
Less: Allowance for loan losses	47,840	N/A
Total net loans	748,689	N/A
Other assets	$19,078	$60,340
Total assets	$767,767	$60,340
Noninterest-bearing deposits	$1,058	N/A
Term borrowings	796,120	N/A
Other liabilities	96	$54,439
Total liabilities	$797,274	$54,439

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

FHN has previously issued junior subordinated debt totaling $309.3 million to First Tennessee Capital I (“Capital I”) and First Tennessee Capital II (“Capital II”). In first quarter 2011, FHN redeemed all $103.1 million of the subordinated debentures issued to Capital I leaving balances of Capital II outstanding as of September 30, 2011. Capital I (as of September 30, 2010 only) and Capital II are considered VIE because FHN’s capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. FHN cannot be the trusts’ primary beneficiary because FHN’s capital contributions to the trusts are not considered variable interests as they are not “at risk”. Consequently, Capital I and Capital II are not consolidated by FHN.

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

FHN serves as manager over certain discretionary trusts for which it makes investment decisions on behalf of the trusts’ beneficiaries in return for a reasonable management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the entities’ economic performance. The management fees FHN receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met. Therefore, the VIE are not consolidated by FHN because it is not the trusts’ primary beneficiary. FHN has no contractual requirements to provide financial support to the trusts.

Note 14 - Variable Interest Entities (continued)

The following table summarizes VIE that are not consolidated by FHN as of September 30, 2011 and 2010:

	September 30, 2011
(Dollars in thousands) Type	Maximum Loss Exposure	Liability Recognized	Classification
Low income housing partnerships (a) (b)	$76,607	$ -	Other assets
Small issuer trust preferred holdings (c)	457,156	-	Loans, net of unearned income
On-balance sheet trust preferred securitization	62,253	51,908	(d)
Proprietary trust preferred issuances (e)	N/A	206,186	Term borrowings
Proprietary & agency residential mortgage securitizations	476,329	-	(f)
Holdings of agency mortgage-backed securities (c)	3,588,871	-	(g)
Short positions in agency mortgage-backed securities (e)	N/A	1,617	Trading liabilities
Commercial loan troubled debt restructurings (h) (i)	98,977	-	Loans, net of unearned income
Managed discretionary trusts (e)	N/A	N/A	N/A
(a)	Maximum loss exposure represents $75.1 million of current investments and $1.5 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized because investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)	$112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $51.9 million classified as Term borrowings.
(e)	No exposure to loss due to the nature of FHN’s involvement.
(f)	Includes $80.9 million and $50.6 million classified as MSR and $12.2 million and $15.5 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $317.1 million are classified as Other assets.
(g)	Includes $563.7 million classified as Trading securities and $3.0 billion classified as Securities available for sale.
(h)	Maximum loss exposure represents $98.4 million of current receivables and $.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 - Variable Interest Entities (continued)

	September 30, 2010
(Dollars in thousands) Type	Maximum Loss Exposure	Liability Recognized	Classification
Low income housing partnerships (a) (b)	$94,702	$ -	Other assets
Small issuer trust preferred holdings (c)	465,350	-	Loans, net of unearned income
On-balance sheet trust preferred securitization	63,186	50,988	(d)
Proprietary trust preferred issuances (e)	N/A	309,000	Term borrowings
Proprietary & agency residential mortgage securitizations	330,053	-	(f)
Holdings of agency mortgage-backed securities (c)	2,773,925	-	(g)
Short positions in agency mortgage-backed securities (e)	N/A	11,357	Trading liabilities
Commercial loan troubled debt restructurings (h) (i)	127,699	-	Loans, net of unearned income
Managed discretionary trusts (e)	N/A	N/A	N/A
(a)	Maximum loss exposure represents $93.4 million of current investments and $1.3 million of contractual funding commitments. Only the current investment amount is included in Other Assets.
(b)	A liability is not recognized because investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)	$112.5 million was classified as Loans, net of unearned income, and $1.7 million was classified as Trading securities which are offset by $51.0 million classified as Term borrowings.
(e)	No exposure to loss due to the nature of FHN’s involvement.
(f)	Includes $99.2 million and $67.0 million classified as Mortgage servicing rights and $16.1 million and $20.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $239.9 million are classified as Other assets and is offset by aggregate custodial balances of $112.9 million classified as Noninterest-bearing deposits.
(g)	Includes $612.3 million classified as Trading securities and $2.2 billion classified as Securities available for sale.
(h)	Maximum loss exposure represents $123.1 million of current receivables and $4.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

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

On September 30, 2011 and 2010, respectively, FHN had $197.2 million and $212.6 million of cash receivables and $130.0 million of cash payables for both periods related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds, with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions which require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $149.3 million of assets and $40.2 million of liabilities on September 30, 2011, and $33.9 million of liabilities on September 30, 2010. As of September 30, 2011, FHN had received collateral of $126.8 million and had received no collateral as of September 30, 2010. As of September 30, 2011 and 2010, FHN posted collateral of $44.2 million and $34.0 million, respectively, in the normal course of business related to these contracts.

Note 15 – Derivatives (continued)

Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $152.0 million of assets and $197.6 million of liabilities on September 30, 2011 and was $146.7 million of assets and $208.1 million of liabilities on September 30, 2010. As of September 30, 2011 and 2010, FHN had received collateral of $126.8 million and $130.0 million and posted collateral of $195.7 million and $209.8 million, respectively, in the normal course of business related to these agreements.

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

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three and nine months ended September 30, 2011:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$3,145,000	$28,553	$6,286	$22,586	$28,934
Interest Rate Swaps and Swaptions (a) (b)	$2,543,000	$9,619	$29,381	$7,881	$30,105
Hedged Items:
Mortgage Servicing Rights (b) (c)	N/A	$147,240	N/A	$(22,452)	$(25,776)
Other Retained Interests (b) (d)	N/A	$27,754	N/A	$(983)	$1,658
(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other liabilities section of the Consolidated Condensed Statements of Condition.
(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.
(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.
(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.

Note 15 – Derivatives (continued)

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three and nine months ended September 30, 2010:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$5,999,000	$5,572	$4,631	$17,236	$57,856
Interest Rate Swaps and Swaptions (a) (b)	$2,669,000	$11,177	$5,416	$10,460	$66,881
Hedged Items:
Mortgage Servicing Rights (b) (c)	N/A	$187,969	N/A	$3,880	$(41,177)
Other Retained Interests (b) (d)	N/A	$36,829	N/A	$248	$3,269
(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other Liabilities section of the Consolidated Condensed Statements of Condition.
(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.
(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.
(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including options, caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Other assets and Other liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $92.6 million and $106.9 million for the three months ended September 30, 2011 and 2010, respectively, and $247.0 million and $304.0 million for the nine months ended September 30, 2011 and 2010, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments. Trading revenues are included in Capital markets noninterest income.

The following table summarizes FHN’s derivatives associated with capital markets trading activities as of September 30, 2011 and 2010:

	September 30, 2011
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,438,750	$120,529	$1,521
Offsetting Upstream Interest Rate Contracts	1,438,750	1,521	120,529
Forwards and Futures Purchased	4,732,862	4,009	5,292
Forwards and Futures Sold	5,079,886	4,869	6,799

	September 30, 2010
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,684,689	$106,042	$5,342
Offsetting Upstream Interest Rate Contracts	1,684,689	5,342	106,043
Forwards and Futures Purchased	3,762,902	2,191	2,407
Forwards and Futures Sold	4,296,069	2,140	4,987

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $904 million on both September 30, 2011 and 2010. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $109.1 million and $129.7 million in Other assets on September 30, 2011 and 2010, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet impact of this swap was $26.4 million in Other assets on September 30, 2011. There was no ineffectiveness related to this hedge. Interest paid or received for this swap was recognized as an adjustment of the interest expense of the liability whose risk is being managed.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $200 million on both September 30, 2011 and 2010. This swap replaced the swap that was terminated in second quarter 2010 (see below) and re-hedged the subordinated debt with a new interest rate swap using the long-haul method of effectiveness assessment. The balance sheet impact of these swaps was $2.2 million in Other assets as of September 30, 2011. There was no balance sheet impact of these swaps as of September 30, 2010. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In second quarter 2010, FHN’s counterparty called the swap associated with the $200 million of subordinated debt. Accordingly, hedge accounting was discontinued on the date of the settlement and the cumulative basis adjustments to the associated subordinated debt are being prospectively amortized as an adjustment to interest expense over its remaining term.

Note 15 – Derivatives (continued)

The following table summarizes FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2011 and 2010:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,048,686	$77,297	$514		$11,532		$4,636
Offsetting Upstream Interest Rate Contracts (a)	$1,048,686	$514	$79,797		$(11,923)		$(4,929)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$137,786	N/A		$36,748		$40,110
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$ (36,748	) (d)	$(40,110	) (d)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,167,907	$97,040	$368		$8,386		$31,730
Offsetting Upstream Interest Rate Contracts (a)	$1,167,907	$368	$101,837		$(8,584)		$(33,028)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,104,000	$129,664	N/A		$13,249		$52,678
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,104,000	(c)	$ (13,249	) (d)	$(52,678	) (d)
(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of long term debt being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $196.3 million and $211.6 million as of September 30, 2011 and 2010, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five-year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $11.1 million and $20.2 million in Other liabilities on the Consolidated Condensed Statements of Condition as of September 30, 2011 and 2010, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Gain/(loss) is included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 15 – Derivatives (continued)

The following tables summarize FHN’s derivative activities associated with these loans for the three and nine months ended September 30, 2011 and 2010:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$196,250	N/A		$11,129	$2,116		$6,068
Hedged Items:
Trust Preferred Loans (a)	N/A	$196,250	(b)	N/A	$(2,100	) (c)	$(6,043	) (c)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$211,583	N/A		$20,161	$(164)		$(940)
Hedged Items:
Trust Preferred Loans (a)	N/A	$211,583	(b)	N/A	$178	(c)	$960	(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sale of a portion of its Visa Class B shares in December 2010, FHN and the purchaser entered into a derivative transaction whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of December 31, 2010, the conversion ratio of Visa Class B shares to Visa Class A shares was approximately 51 percent. FHN determined that the initial fair value of the derivative was equal to a pro rata portion of the previously accrued contingent liability for Visa litigation matters attributable to the 440,000 Visa Class B shares sold. This amount was determined to be a liability of $1.0 million as of December 31, 2010. In March 2011, Visa deposited an additional $400 million into the litigation escrow account. As a result, the conversion ratio was adjusted to 49 percent and FHN made a cash payment to the counterparty of $.7 million in second quarter 2011. On September 30, 2011, the derivative liability was $1.2 million.

In September 2011, FHN sold 895,000 of its Visa Class B shares. In conjunction with this sale, FHN and the purchaser entered into a derivative transaction whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2011, the conversion ratio of Visa Class B shares to Visa Class A shares was approximately 49 percent. FHN determined that the initial fair value of this derivative, and value as of September 30, 2011, was a liability of $2.5 million.

Starting in second quarter 2011, FHN uses cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with $1.0 million of non-U.S dollar denominated loans. For the third quarter 2011, the balance sheet impact and the gain/losses associated with these derivatives were not material.

Note 16 - Fair Value of Assets & Liabilities

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

Note 16 - Fair Value of Assets & Liabilities (continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	September 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - capital markets:
U.S. treasuries	$-	$102,054	$-	$102,054
Government agency issued MBS	-	374,691	-	374,691
Government agency issued CMO	-	189,044	-	189,044
Other U.S. government agencies	-	193,021	-	193,021
States and municipalities	-	28,229	-	28,229
Corporate and other debt	-	312,399	5	312,404
Total trading securities - capital markets	-	1,199,438	5	1,199,443

Trading securities - mortgage banking
Principal only	-	8,585	-	8,585
Interest only	-	-	19,168	19,168
Total trading securities - mortgage banking	-	8,585	19,168	27,753

Loans held for sale	-	10,468	206,852	217,320

Securities available for sale:
U.S. treasuries	-	40,189	-	40,189
Government agency issued MBS	-	1,514,960	-	1,514,960
Government agency issued CMO	-	1,510,175	-	1,510,175
Other U.S. government agencies	-	11,565	6,366	17,931
States and municipalities	-	17,865	1,500	19,365
Corporate and other debt	528	-	-	528
Venture capital	-	-	13,179	13,179
Equity, mutual funds, and other	13,260	-	-	13,260
Total securities available for sale	13,788	3,094,754	21,045	3,129,587

Mortgage servicing rights	-	-	150,803	150,803

Other assets:
Deferred compensation assets	24,414	-	-	24,414
Derivatives, forwards and futures	37,431	-	-	37,431
Derivatives, interest rate contracts	-	347,266	-	347,266
Derivatives, other	-	62	-	62
Total other assets	61,845	347,328	-	409,173
Total assets	$75,633	$4,660,573	$397,873	$5,134,079

Trading liabilities - capital markets:
U.S. treasuries	$-	$281,174	$-	$281,174
Government agency issued MBS	-	13	-	13
Government agency issued CMO		1,604	-	1,604
Other U.S. government agencies	-	1,649	-	1,649
States and municipalities	-	1,379	-	1,379
Corporate and other debt	-	185,301	-	185,301
Total trading liabilities - capital markets	-	471,120	-	471,120

Other short-term borrowings and commercial paper	-	-	15,814	15,814

Other liabilities:
Derivatives, forwards and futures	18,377	-	-	18,377
Derivatives, interest rate contracts	-	242,871	-	242,871
Derivatives, other	-	-	3,656	3,656
Total other liabilities	18,377	242,871	3,656	264,904
Total liabilities	$18,377	$713,991	$19,470	$751,838

Note 16 - Fair Value of Assets & Liabilities (continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	September 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - capital markets:
U.S. treasuries	$ -	$43,969	$ -	$43,969
Government agency issued MBS	-	397,287	-	$397,287
Government agency issued CMO	-	214,966	-	$214,966
Other U.S. government agencies	-	124,736	-	$124,736
States and municipalities	-	28,430	-	$28,430
Corporate and other debt	-	366,864	34	$366,898
Equity, mutual funds, and other	-	1,479	-	$1,479
Total trading securities - capital markets	-	1,177,731	34	1,177,765

Trading securities - mortgage banking
Principal only	-	10,721	-	10,721
Interest only	-	-	26,108	26,108
Total trading securities - mortgage banking	-	10,721	26,108	36,829

Loans held for sale	-	63,929	215,713	279,642

Securities available for sale:
U.S. treasuries	-	68,585	-	68,585
Government agency issued MBS	-	1,000,035	-	1,000,035
Government agency issued CMO	-	1,161,636	-	1,161,636
Other U.S. government agencies	-	16,687	87,895	104,582
States and municipalities	-	40,160	1,500	41,660
Corporate and other debt	552	-	-	552
Venture capital	-	-	13,179	13,179
Equity, mutual funds, and other	13,638	9,360	-	22,998
Total securities available for sale	14,190	2,296,463	102,574	2,413,227

Mortgage servicing rights	-	-	191,943	191,943

Other assets:
Deferred compensation assets	25,362	-	-	25,362
Derivatives, forwards and futures	9,903	-	-	9,903
Derivatives, interest rate contracts	-	349,633	-	349,633
Total other assets	35,265	349,633	-	384,898
Total assets	$49,455	$3,898,477	$536,372	$4,484,304

Trading liabilities - capital markets:
U.S. treasuries	$ -	$231,249	$ -	$231,249
Government agency issued MBS	-	5,542	-	5,542
Government agency issued CMO	-	5,815		5,815
Other U.S. government agencies	-	1,736	-	1,736
Corporate and other debt	-	170,324	-	170,324
Total trading liabilities - capital markets	-	414,666	-	414,666

Other short-term borrowings and commercial paper	-	-	21,812	21,812

Other liabilities:
Derivatives, forwards and futures	12,025	-	-	12,025
Derivatives, interest rate contracts	-	239,167	-	239,167
Total other liabilities	12,025	239,167	-	251,192
Total liabilities	$12,025	$653,833	$21,812	$687,670

Note 16 - Fair Value of Assets & Liabilities (continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2011 and 2010, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2011
					Securities available for sale
(Dollars in thousands)	Trading securities (a)		Loans held for sale		Investment portfolio (b)	Venture Capital		Mortgage servicing rights, net		Net derivative liabilities		Other short-term borrowings and commercial paper
Balance on July 1, 2011	$22,853		$215,870		$8,181	$13,179		$186,958		$(1,270)		$23,645
Total net gains/(losses) included in:
Net income/(loss)	(750)		(3,195)		-	-		(30,800)		-		(7,831)
Other comprehensive income	-		-		87	-		-		-		-
Purchases	-		3,408		-	-		-		-		-
Issuances	-		-		-	-		-		(2,500)		-
Sales	-		-		-	-		-		-		-
Settlements	(2,930)		(8,586)		(402)	-		(5,355)		114		-
Net transfers in/(out) level 3	-		(645	) (f)	-	-		-		-		-
Balance September 30, 2011	$19,173		$206,852		$7,866	$13,179		$150,803		$(3,656)		$15,814

Net unrealized gains/(losses) included in net income	$ (1,116	) (c)	$ (3,195	) (c)	$ -	$-	(d)	$ (30,330	) (c)	$-	(e)	$ (7,831	) (c)

	Three Months Ended September 30, 2010
					Securities available for sale
(Dollars in thousands)	Trading securities (a)		Loans held for sale		Investment portfolio (b)	Venture Capital		Mortgage servicing rights, net		Other short-term borrowings and commercial paper
Balance on July 1, 2010	$28,898		$209,748		$90,995	$16,141		$201,746		$25,886
Total net gains/(losses) included in:
Net income/(loss)	1,110		4,524		-	(2,962)		(529)		(4,074)
Other comprehensive income	-		-		3,073	-		-		-
Purchases, sales, issuances, and settlements, net	(3,866)		1,441		(4,673)	-		(9,274)		-
Balance September 30, 2010	$26,142		$215,713		$89,395	$13,179		$191,943		$21,812

Net unrealized gains/(losses) included in net income	$248	(c)	$4,524	(c)	$ -	$ (2,962	) (d)	$ (299	) (c)	$(4,074	) (c)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.
(b)	Primarily represents other U.S. government agencies. States and municipalities are not significant.
(c)	Primarily included in Mortgage banking income on the Consolidated Condensed Statements of Income.
(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities AFS that are included in securities gains/(losses) in noninterest income.
(e)	Included in Other expense.
(f)	Transfers out of recurring level 3 balances reflect movements out of loans held for sale and into real estate acquired by foreclosure (level 3 nonrecurring).

Note 16 - Fair Value of Assets & Liabilities (continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2011 and 2010, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2011
					Securities available for sale
(Dollars in thousands)	Trading securities (a)		Loans held for sale		Investment portfolio (b)	Venture Capital		Mortgage servicing rights, net		Net derivative liabilities		Other short-term borrowings and commercial paper
Balance on January 1, 2011	$26,478		$207,632		$39,391	$13,179		$207,319		$(1,000)		$27,309
Total net gains/(losses) included in:
Net income/(loss)	2,183		1,928		-	-		(38,159)		(1,132)		(11,495)
Other comprehensive income	-		-		(1,601)	-		-		-		-
Purchases	-		42,528		-	-		-		-		-
Issuances	-		-		-	-		-		(2,500)		-
Sales	(132)		-		(29,217)	-		-		-		-
Settlements	(9,356)		(42,509)		(707)	-		(18,357)		976		-
Net transfers in/(out) level 3	-		(2,727	) (f)	-	-		-		-		-
Balance September 30, 2011	$19,173		$206,852		$7,866	$13,179		$150,803		$(3,656)		$15,814

Net unrealized gains/(losses) included in net income	$94	4 (c)	$1,92	8 (c)	$-	$-	(d)	$ (37,378	) (c)	$ (1,132	) (e)	$ (11,495	) (c)

	Nine Months Ended September 30, 2010
					Securities available for sale
(Dollars in thousands)	Trading securities (a)		Loans held for sale		Investment portfolio (b)	Venture Capital		Mortgage servicing rights, net		Other short-term borrowings and commercial paper
Balance on January 1, 2010	$56,132		$206,227		$99,173	$15,743		$302,611		$39,662
Adjustment due to adoption of amendments to ASC 810	(4,776)		-		-	-		(2,293)		-
Total net gains/(losses) included in:
Net income/(loss)	4,272		6,166		-	(2,962)		(57,885)		(17,850)
Other comprehensive income	-		-		3,024	-		-		-
Purchases, sales, issuances, and settlements, net	(29,486)		3,320		(12,802)	398		(50,490)		-
Balance on September 30, 2010	$26,142		$215,713		$89,395	$13,179		$191,943		$21,812

Net unrealized gains/(losses) included in net income	$2,934	(c)	$ 6,166	(c)	$ -	$ (2,962	) (d)	$ (55,066	) (c)	$ (17,850	) (c)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily represents certificated interest only strips and excess interest mortgage banking trading securities. Capital markets Level 3 trading securities are not significant.
(b)	Primarily represents other U.S. government agencies. States and municipalities are not significant.
(c)	Primarily included in Mortgage banking income on the Consolidated Condensed Statements of Income.
(d)	Represents recognized gains and losses attributable to venture capital investments classified within securities AFS that are included in securities gains/(losses) in noninterest income.
(e)	Included in Other expense.
(f)	Transfers out of recurring level 3 balances reflect movements out of loans held for sale and into real estate acquired by foreclosure (level 3 nonrecurring).

Note 16 - Fair Value of Assets & Liabilities (continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2011 and 2010, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

	Carrying value at September 30, 2011				Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held for sale - SBAs	$-	$46,592	$-	$46,592	$-	$(2)
Loans held for sale - first mortgages	-	-	13,160	13,160	(3,889)	(8,506)
Loans, net of unearned income (a)	-	-	135,667	135,667	(20,130)	(37,890)
Real estate acquired by foreclosure (b)	-	-	80,055	80,055	(4,350)	(14,001)
Other assets (c)	-	-	75,129	75,129	(3,434)	(7,790)
					$(31,803)	$(68,189)

	Carrying value at September 30, 2010				Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held for sale - SBAs	$-	$12,000	$-	$12,000	$12	$60
Loans held for sale - first mortgages	-	-	17,887	17,887	(1,032)	(4,560)
Loans, net of unearned income (a)	-	-	222,577	222,577	(27,535)	(127,983)
Real estate acquired by foreclosure (b)	-	-	139,359	139,359	(4,562)	(13,938)
Other assets (c)	-	-	93,446	93,446	(2,687)	(7,905)
					$(35,804)	$(154,326)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents low income housing investments.

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

In second quarter 2011, FHN exercised a clean up call on a first lien mortgage proprietary securitization trust. In accordance with accounting requirements, FHN initially recognized the associated loans at fair value. Fair value was primarily determined through reference to observable inputs, including current market prices for similar loans. Since these loans were from the 2003 vintage, adjustments were made for the higher yields and lower credit risk associated with the loans in comparison to more currently originated loans being sold. This resulted in recognition of an immaterial premium for the called loans.

Note 16 - Fair Value of Assets & Liabilities (continued)

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

In second quarter 2010, capital markets acquired a pool of conforming mortgage loans having a fair value carrying amount of $621.6 million with the intent to transfer the loans to a counterparty during third quarter of 2010. As part of this transaction, capital markets entered into forward delivery contracts to economically hedge the value of the loans. FHN elected to recognize the loans at fair value and classified them as trading loans within trading securities in the Consolidated Condensed Statements of Condition as of June 30, 2010. For the loans acquired in second quarter 2010, delivery of the loans and the related settlement of the forward delivery contracts occurred in third quarter 2010.

FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. The associated proceeds are recognized within Other short-term borrowings and commercial paper in the Consolidated Condensed Statements of Condition as of September 30, 2011 and 2010. Since the servicing assets are recognized at fair value and changes in the fair value of the related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.

The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	September 30, 2011
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale reported at fair value:
Total loans	$217,320	$294,411	$(77,091)
Nonaccrual loans	40,178	84,216	(44,038)
Loans 90 days or more past due and still accruing	12,205	27,260	(15,055)

	September 30, 2010
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held for sale reported at fair value:
Total loans	$279,642	$337,525	$(57,883)
Nonaccrual loans	28,195	55,486	(27,291)
Loans 90 days or more past due and still accruing	17,007	40,264	(23,257)

Note 16 - Fair Value of Assets & Liabilities (continued)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Changes in fair value included in net income:
Capital markets noninterest income
Trading loans	$-	$-	$-	$11,752
Mortgage banking noninterest income
Loans held for sale	(3,195)	4,524	1,928	6,166
Other short-term borrowings and commercial paper	(7,831)	(4,074)	(11,495)	(17,850)

For the three months ended September 30, 2011 and 2010, the amounts for loans held for sale include losses of $1.6 million and $3.5 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. For the nine months ended September 30, 2011 and 2010, the amounts for loans held for sale include losses of $6.9 million and $6.2 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on mortgage loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held for sale.

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

Note 16 - Fair Value of Assets & Liabilities (continued)

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

Note 16 - Fair Value of Assets & Liabilities (continued)

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

Mortgage servicing rights. FHN recognizes all classes of MSR at fair value. Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there are limited market data to refer to in determining the fair value of MSR. As such, FHN primarily relies on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience.

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

Note 16 - Fair Value of Assets & Liabilities (continued)

In conjunction with the sale of a portion of its Visa Class B shares in December 2010 and September 2011, FHN and the purchaser entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The fair value of these derivatives has been determined using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures.

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

Note 16 - Fair Value of Assets & Liabilities (continued)

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held for sale, and term borrowings as of September 30, 2011 and 2010, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of September 30, 2011 and 2010.

	September 30, 2011		September 30, 2010
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Assets:
Loans, net of unearned income and allowance for loan losses	$15,791,757	$15,083,851	$16,339,590	$15,570,548
Short-term financial assets	1,077,937	1,077,937	868,876	868,876
Trading securities	1,227,197	1,227,197	1,214,595	1,214,595
Loans held for sale	386,147	386,147	414,259	414,259
Securities available for sale	3,327,846	3,327,846	2,611,460	2,611,460
Derivative assets	384,759	384,759	359,535	359,535
Other assets	99,543	99,543	118,808	118,808
Nonearning assets	952,045	952,045	985,308	985,308
Liabilities:
Deposits:
Defined maturity	$1,721,882	$1,770,342	$2,058,138	$2,126,749
Undefined maturity	13,976,373	13,976,373	12,917,782	12,917,782
Total deposits	15,698,255	15,746,715	14,975,920	15,044,531
Trading liabilities	471,120	471,120	414,666	414,666
Short-term financial liabilities	2,723,951	2,723,951	2,632,903	2,632,903
Term borrowings	2,509,806	2,222,021	2,805,732	2,486,425
Derivative liabilities	264,904	264,904	251,192	251,192
Other noninterest-bearing liabilities	554,302	554,302	422,395	422,395

	Contractual Amount	Fair Value	Contractual Amount	Fair Value
Unfunded Commitments:
Loan commitments	$7,417,606	$1,419	$7,737,043	$1,134
Standby and other commitments	373,335	6,370	503,926	5,891

Note 17 – Restructuring, Repositioning, and Efficiency

Beginning in 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity. Such reviews continue throughout the organization. As a result of such reviews, FHN has exited or sold non-strategic businesses, eliminated layers of management, and consolidated functional areas.

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. Net costs recognized by FHN in the nine months ended September 30, 2011, related to restructuring, repositioning, and efficiency activities were $22.8 million. Of this amount, $14.8 million represented exit costs that were accounted for in accordance with the Exit or Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). Significant expenses recognized year to date 2011 resulted from the following actions:

•

Severance and other employee costs of $12.9 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives, and benefits within noninterest expense.

•	Goodwill impairment of $10.1 million related to the contracted sale of FHI which is reflected in Income/(loss) from discontinued operations.
•	Gain on divestiture of $9.4 million relating to the sale of Msaver which is reflected in Income/(loss) from discontinued operations, net of tax.
•	Loss of $9.0 million related to the cancellation of a technology services contract which is reflected in All other expense.
•	Gain on divestiture of $1.2 million relating to the reversal of a mortgage subservicing guarantee liability which is reflected in All other income and commissions.

Net costs recognized by FHN in the nine months ended September 30, 2010, related to restructuring, repositioning, and efficiency activities were $11.8 million. Of this amount, $7.1 million represented exit costs that were accounted for in accordance with ASC 420. Significant expenses recognized through September 30, 2010, resulted from the following actions:

•

Severance and other employee costs of $3.3 million primarily related to the exit of the institutional equity research business, which is included in Income/(loss) from discontinued operations, net of tax, and the 2009 sale of Louisville remittance processing operations.

•

Goodwill impairment of $3.3 million and lease abandonment expense of $2.4 million primarily related to the closure of the institutional equity research business which is classified within Income/(loss) from discontinued operations, net of tax.

•	Loss of $1.0 million related to asset impairments which is reflected in All other expense.

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

Note 17 – Restructuring, Repositioning, and Efficiency (continued)

Activity in the restructuring and repositioning liability for the three and nine months ended September 30, 2011 and 2010, is presented in the following table, along with other restructuring and repositioning expenses recognized. Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment.

	Three Months Ended September 30				Nine Months Ended September 30
	2011		2010		2011		2010
(Dollars in thousands)	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability
Beginning balance	$ -	$15,362	$ -	$11,837	$ -	$9,108	$ -	$15,903
Severance and other employee related costs	2,619	2,619	778	778	12,855	12,855	3,318	3,318
Facility consolidation costs	1,031	1,031	39	39	1,870	1,870	2,350	2,350
Other exit costs, professional fees, and other	-	-	1	1	84	84	1,462	1,462
Total accrued	3,650	19,012	818	12,655	14,809	23,917	7,130	23,033
Payments related to:
Severance and other employee related costs		5,515		403		8,945		6,106
Facility consolidation costs		620		1,819		1,896		3,215
Other exit costs, professional fees, and other		-		11		87		1,388
Accrual reversals		1,485		-		1,597		1,902
Restructuring and repositioning reserve balance		$11,392		$10,422		$11,392		$10,422
Other restructuring and repositioning expense:
Expense on servicing sales	-		-		-		1,532
(Gains)/losses on divestitures	(10,642)		-		(11,395)		-
Impairment of premises and equipment	74		325		258		1,031
Impairment of intangible assets	-		-		10,100		3,348
Impairment of other assets	-		-		-		267
Other	-		-		9,040		(1,466)
Other (gains)/losses from restructuring and repositioning initiatives	(10,568)		325		8,003		4,712
Net impact from restructuring and repositioning initiatives	$(6,918)		$1,143		$22,812		$11,842

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through September 30, 2011, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Total Expense
Severance and other employee related costs	$74,037
Facility consolidation costs	40,611
Other exit costs, professional fees, and other	19,030
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	21,175
Net loss on divestitures	1,113
Impairment of premises and equipment	22,155
Impairment of intangible assets	48,231
Impairment of other assets	40,492
Other	7,574
Total restructuring and repositioning charges incurred to date as of September 30, 2011	$282,090

Note 18 – Other Events

On October 17, 2011, FHN announced a $100 million share purchase authority that will expire on August 31, 2012. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. The new authority is separate from the outstanding authority tied to compensation plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of September 30, 2011, was one of the 30 largest publicly traded banking organizations in the United States in terms of asset size.

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

In third quarter 2011, FHN sold First Horizon Msaver, Inc (“Msaver”), the former subsidiary of First Tennessee Bank, which provided administrative services for health savings accounts. In first quarter 2011, FHN agreed to sell First Horizon Insurance, Inc. (“FHI”), the former subsidiary of First Tennessee Bank, which provided property and casualty insurance to customers in over 40 states, and Highland Capital Management Corporation (“Highland”), the former subsidiary of First Horizon National Corporation, which provided asset management services. The results of operations for these divested businesses have been included in the Income/ (loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented. Consistent with historical practice, these businesses were moved to the non-strategic segment with other exited businesses and discontinued products. For comparability, previously reported items have been revised to reflect these changes. The divestiture of Msaver closed in third quarter 2011, and the divestitures of FHI and Highland closed in second quarter 2011.

FHN is composed of the following operating segments:

•

Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers in Tennessee and surrounding markets. Additionally, regional banking provides investments, financial planning, trust services and asset management, credit cards, cash management, check clearing services, correspondent banking services, and mortgage originations within the regional banking footprint.

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

•

Non-strategic includes exited businesses (including Msaver, FHI and Highland) and loan portfolios, other discontinued products and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three and nine-month periods ended September 30, 2011, compared to the three and nine-month periods ended September 30, 2010. To assist the reader in obtaining a better understanding of FHN and its performance, the following discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2010 financial statements, notes, and MD&A is provided in the 2010 Annual Report.

Non-GAAP Measures

Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (GAAP) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratios presented in this filing are net interest margin adjusted for fully taxable equivalent (“FTE”) and the tier 1 common capital ratio. These measures are reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio has become an important measure of the capital strength of banks as demonstrated by the inclusion in the stress tests administered by the United States Treasury Department (“UST”) under the Capital Assistance Program. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 capital is a regulatory term and is generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is a regulatory term which includes total assets adjusted for credit risk and is used to determine regulatory capital ratios. Refer to Table 21 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technology; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), UST, the Bureau of Consumer Financial Protection (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; regulatory and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ, possibly materially, because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2011, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY – (Comparison of third quarter 2011 to third quarter 2010)

For third quarter 2011, FHN reported net income available to common shareholders of $36.1 million, or $.14 diluted earnings per share compared to $15.9 million, or $.07 diluted earnings per share in third quarter 2010. Net income available to common shareholders in 2010 included the impact of $15.0 million of dividends associated with preferred stock issued to the UST under the Troubled Asset Relief Program (“TARP”) which was repurchased in fourth quarter 2010.

Improved results in 2011 were driven by a decline in the provision for loan losses and a reduction of noninterest expense which more than offset a decline in revenue. The $18.0 million decline in loan loss provisioning resulted from aggregate improvement in the risk profile of the loan portfolio as overall relatively stronger economic conditions from a year ago helped strengthen consumer borrowers and commercial borrowers have adjusted to the current operating environment. In 2011, provision expense includes approximately $36 million of net losses attributable to sales of loans, a majority of which were nonperforming. Total revenue was $397.2 million in 2011 compared to $428.8 million in 2010. The decline in revenue was driven by a $40.4 million decrease in mortgage banking income and a $14.5 million reduction in capital markets income, partially offset by an increase of $38.1 million in security gains. The lower mortgage banking income is primarily attributable to a decline in positive net hedging results and negative fair value adjustments to the mortgage warehouse. The decline in capital markets income reflects normalizing market conditions for fixed income sales activities. The increase in security gains is primarily associated with the sale of Visa Class B shares which resulted in a $35.1 million gain in 2011. Net interest income declined $9.8 million to $176.3 million in 2011 primarily due to the decline in balances of the loan portfolio which was mitigated by lower deposit costs.

Noninterest expense decreased 6 percent to $322.7 million in 2011 compared to $341.5 million in 2010. The primary driver of this change was a reduction in personnel expenses of $17.2 million from 2010 reflecting headcount reductions, a decline in variable compensation expense associated with lower fixed income sales activities, and lower deferred compensation expenses. These decreases were substantially offset by a $7.0 million increase in contract employment, a $4.1 million increase in legal and professional fees and a $4.1 million increase in the provision for repurchase and foreclosure losses. The increase in contract employment is primarily related to higher base subservicing fees and one-time costs associated with the transition to a new subservicer in 2011. Legal and professional fees increased from a year ago due to elevated costs associated with litigation. The increase in the provision for repurchase and foreclosure losses reflects elevated inherent loss content compared to a year ago as FHN experienced negative trends in the composition of new inflows in third quarter 2011. Numerous other expense categories declined as a result of FHN’s focus on cost reduction and the continued wind-down of non-strategic businesses.

In third quarter 2011, FHN recognized an after-tax gain of $5.7 million associated with the divestiture of Msaver. This gain, along with the operating results of Msaver, is reflected in Income/ (loss) from discontinued operations, net of tax on the Consolidated Condensed Statements of Income for all periods presented.

Return on average common equity and return on average assets for third quarter 2011 were 5.90 percent and .62 percent, respectively, compared to 2.86 percent and ..52 percent in 2010. Tier 1 capital ratio was 14.44 percent as of September 30, 2011, compared to 17.34 percent on September 30, 2010. On September 30, 2011 and 2010, total period-end assets were $25.6 billion and $25.4 billion, respectively. Shareholders’ equity was $2.7 billion on September 30, 2011, compared to $3.3 billion on September 30, 2010.

BUSINESS LINE REVIEW – (Comparison of third quarter 2011 to third quarter 2010)

Regional Banking

The regional banking segment had pre-tax income of $94.0 million in 2011 compared to $51.7 million in 2010. The improvement in pre-tax results was largely due to a $33.0 million decline in loan loss provisioning. Total revenue decreased $5.6 million to $208.6 million in 2011 from $214.2 million in 2010 which was more than offset by a $14.9 million reduction in noninterest expense in 2011.

Net interest income was slightly lower in 2011 at $140.6 million compared to $142.2 million in 2010 partially due to a $161.8 million decline in average earning assets. FHN’s focus on improving commercial loan pricing minimized the decline in net interest income due to a decrease of loans to mortgage companies and a decrease in contribution from allocated equity. The net interest margin in regional banking improved to 5.17 percent during 2011 from 5.13 percent in 2010. The regional bank’s margin expanded 4 basis points as a result of improved commercial and consumer loan pricing which was somewhat offset by allocated equity and the negative impact from deposit contribution as a result of the historically low interest environment.

The regional bank recognized a provision credit of $22.7 million in 2011 compared to provision expense of $10.3 million in 2010. In 2011, overall improvement in the economic environment and stabilizing property values contributed to aggregate improvement in the Income Commercial Real Estate (“CRE”) and Commercial, Financial, and Industrial (“C&I”) loan portfolios resulting in upward loan grade migration. Third quarter 2011 provision includes approximately $6 million of losses related to commercial nonperforming loan sales.

Noninterest income declined 6 percent, or $4.0 million, to $68.0 million driven by lower mortgage banking income in 2011 and a $2.7 million gain on sale of student loans in 2010. Mortgage origination income decreased from 2010 due to lower demand for mortgage refinances from a year ago. These decreases were partially offset by an increase in deposit transactions and cash management fees of $1.3 million to $35.5 million in 2011 as FHN continues to adapt deposit fee structure due to the regulatory environment.

Noninterest expense decreased to $137.3 million in 2011 from $152.2 million in 2010 as nearly all categories of noninterest expense declined. The majority of the expense reductions related to personnel costs which declined $6.9 million to $54.7 million in 2011 primarily due to headcount. Expenses related to advertising and marketing declined $2.0 million in 2011 primarily due to FHN’s focus on cost reductions throughout the organization. Costs associated with mortgage loan origination declined $1.5 million consistent with the decline in mortgage refinance activity. Expenses related to foreclosed assets increased to $1.5 million in 2011 from a gain of $.8 million as 2011 included negative fair value adjustments.

Capital Markets

The pre-tax income in the capital markets segment was $27.9 million in 2011, down 35 percent from 2010 primarily due to a decline in fixed income sales revenue. Revenue from fixed income sales decreased to $92.6 million in 2011 from $106.9 million in 2010 with average daily revenue declining to $1.4 million in 2011 from $1.7 million in 2010, reflecting more favorable market conditions in 2010. Revenue from other products, including fee income from activities such as loan sales, portfolio advisory and derivative sales decreased from $7.1 million in 2010 to $6.9 million in 2011. Noninterest expense decreased to $77.2 million in 2011 from $79.4 million in 2010 due to the reduction of variable compensation costs associated with the decrease in fixed income sales revenue but was somewhat mitigated by a $3.0 million increase in legal costs associated with litigation matters.

Corporate

The corporate segment’s pre-tax income was $18.6 million in 2011 compared to a pre-tax loss of $14.3 million in 2010. Net interest expense was $.5 million in 2011 compared to $2.8 million in 2010. The decline in net interest expense is primarily due to an increase in earnings assets including the available-for-sale securities portfolio and loans as cleanup calls exercised by FHN resulted in the addition of mortgage loans.

Noninterest income (including securities gains) was $38.1 million in 2011 compared to $7.9 million in 2010. The increase in noninterest income was primarily driven by the recognition of $35.1 million of security gains associated with the sale of Visa Class B shares in 2011. Deferred compensation income decreased $3.2 million from prior year to a loss of $2.1 million due to a loss in market value in 2011 and is mirrored by a decline in deferred compensation expense which is reflected in personnel expenses.

Noninterest expense was relatively flat at $19.0 million in 2011. Personnel expenses decreased despite a $1.4 million increase in charges for restructuring, repositioning, and efficiency initiatives. The decline is largely due to a decrease in deferred compensation expense.

Non-Strategic

The pre-tax loss for the non-strategic segment was $97.9 million in 2011 compared to $43.3 million in 2010. The non-strategic segment also includes the gain on sale and operating results of Msaver in discontinued operations due to the sale in 2011. See the discussion of Discontinued Operations for additional detail.

Net interest income declined $7.5 million to $30.6 million in 2011 primarily because of a decline in the size of the non-strategic loan portfolios due to the continued wind-down. Provision expense increased to $54.7 million in 2011 from $39.7 million in 2010. Provision expense in 2011 includes $29.8 million attributable to the sale of $188 million in unpaid principal balance (“UPB”) of nonperforming permanent mortgages.

Mortgage banking income, which is comprised of servicing income related to legacy mortgage banking operations and fair value adjustments to the mortgage warehouse, decreased to $11.6 million in 2011 from $49.1 million in 2010. The mortgage warehouse includes loans remaining from the legacy mortgage banking business and loans repurchased pursuant to claims from investors (primarily GSEs).

Servicing income, which includes fees for servicing mortgage loans, changes in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of mortgage servicing rights (“MSR”), is the largest component of mortgage banking income. Servicing fees were $16.7 million in 2011, a $4.6 million decline from 2010. The decline in servicing fees is consistent with the continued reduction in the size of the servicing portfolio as the average UPB declined approximately 20 percent due to continued runoff. Positive net hedging results decreased to $7.0 million in 2011 from $31.8 million in 2010 reflecting tightened spreads between mortgage and swap rates in 2011 and continued runoff of the underlying servicing portfolio. The negative impact attributable to runoff was $5.3 million in 2011 compared to $8.8 million in 2010, which was primarily the result of a smaller servicing portfolio in 2011 driven by natural runoff and lower volumes of refinance activity.

Origination income was a loss of $6.9 million in 2011 compared to income of $4.4 million in 2010. This decline is attributable to negative fair value adjustments to the remaining mortgage warehouse primarily driven by elevated credit deterioration experienced in 2011 as a result of an increase in nonperforming loans.

Noninterest expense declined slightly to $89.2 million in 2011 from $90.5 million in 2010. Generally, with the exception of expenses associated with the repurchase provision and contract employment, nearly all expenses declined from 2010 as the legacy businesses continue to steadily wind-down. Expenses related to contract employment increased $7.1 million from 2010 to $11.2 million in 2011 primarily driven by higher base subservicing fees and transaction costs associated with the transition to a new subservicer in third quarter 2011. The provision for repurchase and foreclosure losses increased $4.1 million to $52.8 million in 2011. See the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A for further discussion regarding FHN’s repurchase obligations.

INCOME STATEMENT REVIEW – (Comparison of third quarter 2011 to third quarter 2010)

Total consolidated revenue decreased 7 percent to $397.2 million in 2011 from $428.8 million in 2010 primarily due to a decline in mortgage banking and capital markets income, partially offset by an increase in securities gains.

NET INTEREST INCOME

Net interest income declined to $176.3 million in 2011 from $186.1 million in 2010 as average earning assets declined 5 percent to $22.0 billion and average interest-bearing liabilities declined 3 percent to $16.6 billion in 2011. The decline in net interest income is primarily attributable to a decrease in the size of the loan portfolio since third quarter 2010 largely due to continued runoff of the non-strategic portfolios. A shift in deposit mix partially mitigated the decline in net interest income.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. Table 1 details annualized yields and rates and the computation of the net interest margin for FHN. The consolidated net interest margin remained consistent at 3.23 percent in both 2011 and 2010. The net interest spread increased 2 basis points to 3.03 percent in 2011 from 3.01 percent in 2010 and the impact of free funding decreased to 20 basis points from 22 basis points. The net interest margin was flat as improved pricing of commercial loans more than offset the negative impact on the margin from a decline in deposit contribution and the issuance of senior debt in fourth quarter 2010.

Table 1 - Net Interest Margin

	Three Months Ended September 30
	2011	2010
Consolidated yields and rates:
Loans, net of unearned income	4.08%	4.15%
Loans held for sale	5.34	3.95
Investment securities	3.67	4.21
Capital markets securities inventory	3.24	4.03
Mortgage banking trading securities	9.31	9.90
Other earning assets	0.05	0.20

Yields on earning assets	3.80	3.87

Interest-bearing core deposits	0.58	0.74
Certificates of deposit $100,000 and more	1.82	2.14
Federal funds purchased and securities sold under agreements to repurchase	0.22	0.24
Capital markets trading liabilities	2.34	3.15
Other short-term borrowings and commercial paper	0.32	0.61
Term borrowings	1.46	1.16

Rates paid on interest-bearing liabilities	0.77	0.86

Net interest spread	3.03	3.01
Effect of interest-free sources	0.20	0.22

Net interest margin (a)	3.23%	3.23%

(a)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation - Table 21.

FHN’s net interest margin is likely to decline slightly over the next few quarters as FHN expects interest rates to remain at historically low levels which will result in continued pressure on reinvestment yields in the securities portfolio.

NONINTEREST INCOME

Noninterest income was 56 percent of total revenue in 2011 compared to 57 percent in 2010 as total noninterest income decreased by $21.8 million, or 9 percent, to $220.9 million in 2011. The decrease primarily resulted from a decline in mortgage banking and capital markets income, partially offset by an increase in securities gains.

Capital Markets Noninterest Income

Capital markets noninterest income decreased to $99.6 million in 2011 from $114.0 million in 2010. Revenue from fixed income sales decreased from $106.9 million in 2010 to $92.6 million in 2011 as fixed income production levels reflected normalizing market conditions in 2011. Revenue from other products declined to $6.9 million in 2011 from $7.1 million in 2010.

Table 2 - Capital Markets Noninterest Income

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2011	2010		2011	2010
Noninterest income:
Fixed income	$92,624	$106,908	(13.4)%	$246,982	$304,027	(18.8)%
Other product revenue	6,933	7,106	(2.4)%	20,553	25,434	(19.2)%

Total capital markets noninterest income	$99,557	$114,014	(12.7)%	$267,535	$329,461	(18.8)%

Mortgage Banking Noninterest Income

Mortgage banking income decreased to $12.8 million in 2011 from $53.1 million in 2010. Mortgage banking income is comprised of servicing income related to legacy mortgage banking operations, fees from mortgage origination activity in the regional banking footprint, and fair value adjustments to the mortgage warehouse.

Servicing income, which includes fees for servicing mortgage loans, changes in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. Servicing fees were $16.7 million in 2011, a $4.6 million decline from 2010. The decline in servicing fees is consistent with the continued reduction in the size of the mortgage servicing portfolio as the average UPB declined approximately 20 percent from

2010. Positive net hedging results decreased to $7.0 million in 2011 from $31.8 million in 2010 reflecting more narrow spreads between mortgage and swap rates in 2011 and continued runoff of the underlying servicing portfolio. The negative impact attributable to runoff was $5.3 million in 2011 compared to $8.8 million in 2010, which was primarily the result of a smaller servicing portfolio in 2011 driven by natural runoff and lower volumes of refinance activity.

Origination income, which is comprised of fair value adjustments to the remaining mortgage warehouse and revenue from origination activities in and around Tennessee, was a loss of $5.7 million in 2011 compared to income of $8.4 million in 2010. The decline is primarily attributable to negative valuation adjustments to the remaining mortgage warehouse, which is primarily driven by higher credit deterioration experienced in 2011 as a result of an increase in nonperforming loans.

Securities Gains increased $38.1 million from 2010 to $35.2 million in third quarter 2011, primarily due to a $35.1 million gain associated with the sale of Visa Class B Shares in 2011.

Deposit Fee Income

Deposit transactions and cash management fee income increased 3 percent to $35.7 million in 2011 from $34.5 million in 2010. All deposit transaction and cash management fee income categories were relatively flat compared to 2010 as FHN continues to adapt the deposit fee structure in response to the current regulatory environment.

Other Noninterest Income

All other income and commissions declined $5.4 million from 2010 to $25.2 million in 2011. This decrease was largely driven by a decrease of $3.2 million in deferred compensation income driven by market conditions. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which are included in personnel expense. All other income categories were relatively flat compared to 2010.

Table 3 - Other Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Other income:
Bankcard income	$5,258	$4,965	$15,129	$14,785
Bank owned life insurance	5,116	5,913	14,851	18,166
ATM interchange fees	3,709	3,532	11,035	10,421
Other service charges	2,969	2,829	8,641	7,524
Electronic banking fees	1,609	1,870	4,679	5,483
Letter of credit fees	1,407	1,544	5,052	4,985
Gains on extinguishment of debt	—	—	5,761	17,060
Deferred compensation	(2,093)	1,121	(893)	1,359
Other	7,268	8,899	21,794	22,309

Total	$25,243	$30,673	$86,049	$102,092

Certain previously reported amounts have been reclassified to agree with current presentation.

NONINTEREST EXPENSE

Total noninterest expense in 2011 decreased 6 percent to $322.7 million in 2011 from $341.5 million in 2010.

Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, decreased $17.2 million from 2010 to $153.5 million in 2011. The decline in personnel expense is primarily the result of headcount reductions, a decline in variable compensation expense associated with lower fixed income sales revenue, and lower deferred compensation expenses. The decline in personnel expense was partially offset by a $1.4 million increase in severance-related costs associated with restructuring, repositioning, and efficiency initiatives.

FDIC insurance was $5.9 million, down $4.2 million from 2010 due to the FDIC’s change in premium expense calculation in second quarter 2011. Other declines in expenses are attributable to continued focus on efficiency and cost reductions as well as the continued wind-down of non-strategic businesses.

The impact of expense reductions described above was diminished by increases in other areas. Contract employment costs increased $7.0 million largely due to transition costs and elevated base subservicing costs in connection with the transition of servicing to a new mortgage servicer during 2011. The repurchase and foreclosure provision increased $4.1 million from 2010 to $52.8 million in 2011 reflecting negative trends in claims inflows, resolutions, and loss severities. See the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 9 – Contingencies and Other Disclosures for additional details. Legal and professional fees increased to $18.1 million in 2011 compared to $14.1 million in 2010 primarily driven by costs related to litigation matters. Additionally, expenses associated with investments in technology increased in 2011 including: computer software expense and equipment rentals, depreciation, and maintenance.

All other expense decreased to $23.9 million in 2011 compared to $33.7 million in 2010. The decrease in all other expense is primarily driven by a reduction in substantially all categories due to FHN’s continued focus on cost reductions throughout the organization and a decline in provision associated with unfunded commitments.

The following table provides detail regarding FHN’s other expense.

Table 4 - Other Expense

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Other expense:
Low income housing expense	$4,712	$5,513	$14,382	$16,343
Advertising and public relations	4,571	6,508	11,919	17,153
Other insurance and taxes	3,352	2,985	10,326	9,715
Travel and entertainment	2,075	2,454	5,982	7,370
Customer relations	1,185	1,535	3,607	5,274
Bank examination costs	1,138	1,147	3,373	3,431
Supplies	1,092	1,120	2,847	3,311
Employee training and dues	1,009	1,116	3,598	3,515
Loan insurance expense (a)	744	903	2,231	(1,289)
Federal services fees	338	520	1,093	2,139
Losses from litigation and regulatory matters (b)	—	1,128	40,585	2,397
Other (c)	3,706	8,745	26,302	14,467

Total	$23,922	$33,674	$126,245	$83,826

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Nine months ended September 30, 2010 includes the cancellation of an HLTV insurance contract and return of $3.8 million of premiums.
(b)	Nine months ended September 30, 2011 includes a $36.7 million loss accrual related to a litigation settlement.
(c)	Nine months ended September 30, 2011 includes $9.0 million charge to terminate technology services contract.

INCOME TAXES

The effective tax rate for 2011 cannot be compared to the tax rate in 2010 given the low level of pre-tax income in both periods. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. In 2011, there were several items which positively affected the effective tax rate. Tax credits reduced tax expense by $5.9 million and non-taxable gains resulting from the increase in the cash surrender value of life insurance reduced tax expense by $1.4 million.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2011, FHN’s net DTA was approximately $149 million compared with $294 million as of September 30, 2010. The decline in the DTA from 2010 is primarily due to the reclassification of a portion of the DTA to current receivables due to expected deductions.

In order to support the recognition of the DTA, FHN’s management must conclude that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the remaining net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at September 30, 2011, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. A significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Additionally, FHN has sufficient carryback position, reversing DTL, and potential tax planning strategies to fully realize the DTA. Also, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty-year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the approximate $149 million net DTA is more likely than not.

DISCONTINUED OPERATIONS

During third quarter 2011, FHN sold Msaver and the results of operations and the gain on sale, net of tax, for this business has been classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented. In 2011, Income from discontinued operations was $4.8 million, which includes a $5.7 million after-tax gain on the divestiture. In 2010, FHN recognized a $.4 million loss from discontinued operations which includes operating results for Msaver, FHI, and Highland.

STATEMENT OF CONDITION REVIEW - (Comparison of Third quarter 2011 to Third quarter 2010)

Total period-end assets were $25.6 billion at September 30, 2011, compared to $25.4 billion at September 30, 2010. Average assets decreased to $24.8 billion in 2011 from $25.8 billion in 2010. These changes in average balances reflect the reduction in size of the loan portfolio and other earning assets, partially offset by an increase in investment securities.

EARNING ASSETS

Earning assets consist of loans, loans held for sale (“HFS”), investment securities, and other earning assets. Earning assets averaged $22.0 billion and $23.0 billion in third quarter 2011 and 2010, respectively. A more detailed discussion of the major line items follows.

Loans

Average loans declined 6 percent in 2011 from 2010 primarily as a result of the continued wind-down of the non-strategic portfolios combined with weak loan demand from strong relationship-oriented borrowers. The decline in loans within the non-strategic segment accounted for nearly the entire decline in average loans from last year. These declines were somewhat mitigated by a $.2 billion increase in average C&I loans.

Table 5 - Average Loans

	Three Months Ended September 30
(Dollars in millions)	2011	Percent of Total	Percent Change	2010	Percent of Total
Commercial:
Commercial, financial, and industrial	$7,181.1	45%	2.3%	$7,017.4	41%
Commercial real estate:
Income CRE	1,308.1	8	(16.7)%	1,570.9	9
Residential CRE	169.0	1	(53.2)%	361.2	2

Total commercial	8,658.2	54	(3.3)%	8,949.5	52

Retail:
Consumer real estate	5,346.9	34	(9.0)%	5,872.7	35
Permanent mortgage	985.4	6	(.1)%	986.4	6
Credit card, OTC, and other	292.8	2	(13.6)%	339.0	2
Restricted real estate loans (a)	681.5	4	(16.7)%	818.2	5

Total retail	7,306.6	46	(8.9)%	8,016.3	48

Total loans, net of unearned	$15,964.8	100%	(5.9)%	$16,965.8	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	2011 includes $637.4 million of Consumer Real Estate loans and $44.1 million of Permanent Mortgage loans.

C&I loans comprised 83 percent of total commercial loans in 2011 compared to 78 percent in 2010. The increase in average C&I loans is primarily driven by growth in health care lending, municipalities and asset based lending. Commercial real estate loans declined $.5 billion in 2011 to $1.5 billion during 2011 as the commercial real estate market remains soft and the non-strategic components continue to wind-down.

Total retail loans declined 9 percent, or $.7 billion, to $7.3 billion in 2011. The Consumer Real Estate Portfolio (home equity lines and installment loans) contributed $.5 billion, or 7 percent, of the decline in retail loans primarily within the non-strategic segment reflecting the continued wind-down. There was a 2 percent growth in period end consumer real estate loans within the regional bank. The Permanent Mortgage portfolio declined slightly to $985.4 million in 2011 as runoff since third quarter 2010 was offset by loans added to this portfolio due to the exercise of clean-up calls on securitization trusts in second quarter 2011 and fourth quarter 2010. Loans consolidated due to the adoption of amendments to ASC 810, combined with restricted home equity lines that were included in the Consumer Real Estate Portfolio prior to 2010, are reflected within Restricted Real Estate Loans. These loans declined $136.7 million since 2010 and are expected to continue to gradually decline with natural runoff.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Investment securities averaged $3.3 billion in 2011 compared to $2.6 billion in 2010 and represented 15 percent of earning assets in 2011 compared to 11 percent in 2010. Average investment securities increased reflecting the purchase of approximately $2.5 billion of debt investment securities since 2010 which more than offset maturities. The decision to purchase AFS securities was largely driven by excess liquidity combined with continued low loan demand. See Note 3 – Investment Securities for further discussion regarding the AFS securities portfolio.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (including repurchased loans), student, small business, and home equity loans. The average balance of loans HFS decreased $97.2 million since 2010 and averaged $384.1 million in 2011. The decline from 2010 reflects the third quarter 2010 sale of approximately $120 million of student loans. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business, loans originated within the regional banking footprint awaiting transfer to the secondary market, and mortgage loans repurchased pursuant to requests from investors (primarily GSEs), averaged $308.2 million, and comprised over 80 percent of loans HFS.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.3 billion in 2011 compared to $3.0 billion in 2010. The decrease is primarily attributable to a $.7 billion decline in Federal Reserve Bank deposits as excess cash balances were used to purchase securities for the AFS portfolio.

Core Deposits

In 2011, average core deposits increased 3 percent, or $.4 billion, to $15.2 billion. The increase in core deposits reflects growth due to the historically low interest rate environment as deposit holders were unable to obtain higher rates on other comparable investment products and an increase in insured network deposits. Some of this growth was diminished as certain business deposits declined concurrent with the conclusion of the FDIC’s Transaction Account Guarantee (“TAG”) program. In fourth quarter 2011, FHN will transfer certain deposits associated with the sale of Msaver. As of third quarter 2011, the period end balance of these deposits was $174.4 million which were included in Non-interest-bearing on the Consolidated Condensed Statements of Condition.

Short-Term Funds

Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings and commercial paper) averaged $3.5 billion during 2011, a decline of 9 percent from $3.9 billion in 2010. FHN’s contracting balance sheet and core deposit growth reduced reliance on higher-cost purchased short-term funds. Average FFP, which currently is entirely composed of funds from correspondent banks, and securities sold under repurchase agreements decreased to $1.5 billion in 2011 from $1.8 billion in 2010. The average balance of securities sold under agreements to repurchase declined $.2 billion to $.5 billion in 2011 given the low rates currently paid on these products combined with the ability to receive FDIC insurance coverage on business checking accounts. Other borrowings increased to $.3 billion in 2011 from $.2 billion in 2010 as FHN increased borrowings from the Federal Home Loan Bank (“FHLB”). On average, short-term purchased funds accounted for 17 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2011 compared to 18 percent in 2010.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Average term borrowings decreased 15 percent, or $.4 billion, and averaged $2.5 billion in 2011. The decline in average term-borrowings relates to maturities of the remaining long-term bank notes and the redemption of FHN’s subordinated debentures (related to TRUPs which paid 8.07 percent) in first quarter 2011. These declines were partially offset by the increase resulting from the fourth quarter issuance of $500 million of senior debt. Borrowings secured by restricted real estate loans declined $147.0 million which was generally consistent with the runoff of the associated retail real estate loans.

FINANCIAL SUMMARY - (Comparison of first nine months of 2011 to first nine months of 2010)

FHN reported net income available to common shareholders of $96.3 million or $.37 per diluted share for the nine months ended September 30, 2011. The net loss available to common shareholders was $9.1 million or $.04 loss per diluted share for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, return on average common equity was 5.37 percent and return on average assets was .57 percent. Return on average common equity was negative 1.75 percent and return on average assets was .37 percent for the nine months ended September 30, 2010. The net loss available to common shareholders in 2010 reflects the impact of $44.8 million of dividends related to the CPP preferred which was repaid in fourth quarter 2010.

The improvement in results during 2011 is driven by a significant decline in the provision for loan losses, improvement in expenses, and no preferred stock dividends in 2011 which more than offset lower revenue.

For the first nine months of 2011, total revenue was $1.1 billion; a decrease of 12 percent from $1.3 billion in 2010. Net interest income declined $26.6 million to $522.0 million in 2011 as average earning assets declined $1.1 billion, or 5 percent, from 2010. The provision expense for loan losses decreased by $191.0 million to $34.0 million in 2011, reflecting the continued wind-down of the non-strategic construction portfolios, and stabilization of commercial and consumer portfolios due to economic improvement from a year ago and commercial borrowers adjusting to the current operating environment. Provision expense in 2011 includes approximately $36 million of losses associated with loan sales.

Noninterest income in 2011 decreased to $604.8 million from $727.6 million in 2010, primarily due to a decline in mortgage banking and capital market income which was partially offset by increased securities gains. Mortgage banking income was $72.6 million and $151.3 million for the nine months ended September 30, 2011 and 2010, respectively. Servicing fees decreased to $56.8 million in 2011 from $75.0 million in 2010 consistent with the decline in the servicing portfolio. Positive net hedge results declined $51.9 million to $34.9 million during 2011 as the interest rate environment contributed to favorable hedge results in both periods. The decline from last year was impacted by more narrow spreads between mortgage and swap rates in 2011 and continued runoff of the underlying servicing portfolio. The negative impact attributable to runoff was $18.0 million in 2011 compared to $24.8 million in 2010, which was primarily the result of a smaller servicing portfolio in 2011 driven by natural runoff and lower volume of refinance activity

Origination income decreased slightly to a loss of $1.4 million in 2011 from income of $13.0 million in 2010. Within the regional banking footprint, income from mortgage loan originations declined to $4.7 million from $11.1 million in 2010 primarily due to a higher volume of refinance activity in 2010. Unhedged fair value adjustments of the remaining mortgage warehouse were negative $6.6 million in 2011 compared to positive adjustments of $1.6 million in 2010. The decline in the mortgage warehouse valuation is primarily due to higher credit deterioration experienced in 2011 relative to 2010.

Capital markets noninterest income decreased by 19 percent to $267.5 million in 2011 from $329.6 million a year ago. This decrease in capital markets noninterest income reflects more favorable market conditions for fixed income sales in 2010.

Deposit transactions and cash management fee income was $102.7 million in 2011 compared to $108.3 million in 2010. This decline is primarily due to the negative impact of Regulation E on deposit fee income subsequent to the effective date in third quarter 2010. Net securities gains were $36.0 million in 2011 compared to net securities losses of $4.8 million in 2010. Securities gains in 2011 were driven by the sale of Visa Class B shares during third quarter 2011 and the securities losses in 2010 were primarily driven by negative fair value adjustments related to venture capital investments.

All other noninterest income and commissions was $86.0 million in 2011 compared with $102.1 million in 2010. Gains related to the extinguishment of debt were $5.8 million in 2011 compared to $17.1 million in 2010 and represent a majority of the decline in other income from a year ago. Income from bank-owned life insurance (“BOLI”) declined $3.3 million to $14.9 million in 2011 as BOLI income varies with the timing of receipt of policy benefits. Deferred compensation income declined $2.3 million primarily due to market conditions in 2011. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is reflected in personnel expense.

Total noninterest expense decreased $32.6 million in 2011 from $1.0 billion in 2010, primarily due to a decline in personnel costs and repurchase and foreclosure provision which was partially offset by an increase in losses from litigation and regulatory matters, legal and professional fees and contract employment charges in 2011. In the first nine months of 2011, personnel expense was $461.2 million compared to $507.6 million in 2010. The decrease in personnel costs was primarily the result of the decline in capital markets’ fixed income sales in 2011, headcount reductions since last year, and continued wind-down of non-strategic businesses. These declines were partially offset by an $11.1 million increase in severance costs included associated with restructuring and repositioning initiatives from continuing operations.

For the nine months ended September 30, 2011, the repurchase and foreclosure provision declined to $114.6 million in 2011 from $145.6 million in 2010 due to aggregate improvement in trends relative to 2010. FDIC premium expense declined $5.0 million to $22.8 million in 2011 primarily due to changes in the premium calculation methodology by the FDIC required in second quarter 2011. Expenses related to foreclosed assets were down $3.5 million in 2011 primarily due to smaller negative fair value adjustments to foreclosed assets and a decline in property preservation costs. Miscellaneous loan costs, operations services, occupancy, and communications and courier all declined consistent with the continued wind-down of non-strategic businesses and focus on cost reductions throughout FHN.

Legal and professional fees increased $11.2 million to $56.9 million in 2011 as result of litigation matters and fees associated with consulting projects within the organization. Contract employment costs increased in 2011 by $8.7 million due to transaction costs and higher base subservicing costs associated with the change in subservicer in third quarter 2011. Technology-related projects resulted in an increase in equipment rentals, depreciation, and maintenance costs, and computer software expense.

All other expense increased $42.4 million to $126.2 million in 2011 primarily because of a $36.7 million loss accrual related to the settlement of a litigation matter and $9.1 million of restructuring and repositioning charges recognized in 2011 within other expense. FHN reversed $3.3 million of the Visa contingent liability for legal matters in 2011 compared to $5.0 million in 2010. High loan-to-value insurance expense increased $3.5 million in 2011 as the prior year included a settlement which resulted in the cancellation of an HLTV insurance contract and return of $3.8 million of premiums. Generally, all other expenses declined as a result of FHN’s focus on efficiency and costs reductions and continued wind-down of non-strategic businesses.

Income taxes for the nine months ended September 30, 2011 and 2010 were primarily affected by the level of permanent tax credits in relation to pre-tax income. The tax rate for 2011 cannot be compared to that of 2010 due to the low levels of pre-tax income.

Discontinued Operations

The favorable impact on results from discontinued operations was $9.4 million in 2011 and is primarily composed of gains from the divestitures of Msaver, FHI and Highland. Discontinued operations in 2011 also includes a $10.1 million goodwill impairment associated with FHI which was more than offset by $11.1 million of associated tax benefits. During 2010, the loss from discontinued operations was $7.9 million which was driven by a $3.3 million goodwill impairment, severance and contract termination costs, and asset write-offs associated with closing FHN’s institutional equity business.

BUSINESS LINE REVIEW - (Comparison of first nine months of 2011 to first nine months of 2010)

Regional Banking

The regional banking segment had pre-tax income of $233.7 million for the nine months ended September 30, 2011, compared to pre-tax income of $81.7 million in 2010. The improvement in pre-tax income was driven by a significant decline in the provision for loan losses. Total revenue in 2011 was $613.3 million, a $14.6 million decrease from $627.9 million in 2010. Net interest income was relatively flat at $411.5 million despite a $259.4 million decline in average earnings assets from a year ago as NII was favorably impacted by improved commercial loan pricing. Regional banking recognized a provision credit of $48.9 million in 2011 compared to provision expense of $90.3 million in 2010. The decrease in provision was primarily driven by improved performance of the loan portfolios which was largely driven by relatively stronger economic conditions from a year ago and commercial borrowers adapting to the operating environment.

Noninterest income decreased $13.4 million to $201.8 million in the first nine months of 2011. Total service charges on deposits declined $5.4 million primarily driven by lower NSF fee income due to the implementation of changes to Regulation E, which became effective in third quarter 2010. Mortgage banking origination income declined 58 percent to $4.7 million due to higher mortgage refinance volume in early 2010. The decline was also driven by a $2.7 million gain recognized in 2010 related to the sale of student loans. Total noninterest expense decreased to $428.5 million in 2011 from $455.9 million in 2010. Generally, nearly all categories of expenses declined from 2010 because of FHN’s focus on cost reductions and improving efficiency. Additionally, costs associated with FHN’s mortgage origination income declined commensurate with lower refinance volumes from last year.

Capital Markets

Pre-tax income in the capital markets segment decreased to $30.1 million in 2011 from $104.0 million in 2010, due to a decline in fixed income sales revenue and an increase in noninterest expense. Total revenue during 2011 decreased to $284.2 million from $345.4 million in 2010 as fixed income sales revenue was $247.0 million in 2011 compared to $304.0 million in 2010 reflecting more favorable market conditions in 2010. Other product revenue decreased to $20.5 million from $25.6 million in 2010. Noninterest expense was $254.1 million, an increase of $12.7 million from $241.4 million in 2010. The increase is primarily due to a $36.7 million loss accrual associated with a litigation settlement recognized in 2011. Legal and professional fees also increased in 2011 primarily due to legal fees associated with the litigation matter. Personnel costs declined $34.8 million to $158.3 million in 2011 primarily driven by the decrease in fixed income sales revenues resulting in lower variable compensation costs in 2011 relative to 2010.

Corporate

The pre-tax loss for the corporate segment was $16.3 million during 2011 compared to $10.1 million in 2010. Total revenue in 2011 was $59.6 million compared to $41.6 million in 2010. Net interest expense was $.3 million in 2011 compared to net interest income of $3.8 million in 2010. The decrease in net interest income is primarily due to the rise in interest expense associated with the issuance of $500 million of senior debt in fourth quarter 2010.

Noninterest income declined $13.9 million to $24.0 million in 2011. The decline was due to $17.1 million of gains recognized on the extinguishment of debt in 2010 compared to $5.8 million in 2011. BOLI income declined $3.3 million in 2011 which is attributable to higher benefits received during 2010 and deferred compensation income declined $2.3 million due to loss in market value during 2011. The decline in noninterest income from 2010 was mitigated by the recognition of $3.4 million of interest associated with a tax a refund in 2011.

Income from securities gains was $35.9 million compared to a loss of $.2 million in 2010 due to the sale of Visa class B shares during third quarter 2011. Prior year included an other-than-temporary impairment of a marketable equity security.

Noninterest expense increased to $76.0 million in the first nine months of 2011 from $51.7 million in 2010. Restructuring and repositioning activities contributed to a majority of the increase as FHN recognized $11.9 million of severance-related costs associated with business realignment and efficiency initiatives and incurred a $9.0 million charge to cancel a technology services-related contract. Additionally, legal and professional fees increased $6.4 million to $25.7 million in 2011 due to litigation matters and also consulting projects throughout the organization in 2011. Expenses in 2011 include a $3.3 million reversal of a portion of the contingent liability previously established for certain Visa legal matters compared to $5.0 million in 2010.

Non-strategic

The pre-tax loss for the nine months ended September 30, 2011, for the non-strategic segment was $135.7 million compared to $138.0 million during 2010 as the decline in revenue was more than offset by decreases in the loan loss provision and noninterest expense. The provision for loan losses decreased to $82.9 million in 2011 from $134.7 million in 2010 reflecting the wind-down of the higher-risk non-strategic construction portfolios and stabilization of the consumer loan portfolios. Total revenue in 2011 was $169.6 million compared to $261.3 million in 2010 with net interest income declining to $94.0 million in 2011 from $116.3 million in 2010. The decline in net interest income is primarily due to the wind-down of the non-strategic loan portfolios.

Noninterest income (including securities gains/losses) decreased to $75.6 million in 2011 from $145.0 million in 2010 primarily because of a $72.2 million decline in mortgage banking income. The decline in mortgage banking income is primarily due to a decrease in servicing income, as positive net hedging results were less favorable in 2011 given more narrow spreads between mortgage and swap rates in 2011 and continued runoff of the underlying servicing portfolio. Additionally, servicing fees declined $18.2 million consistent with the reduction in size of the mortgage servicing portfolio which was driven by both natural runoff and a bulk sale of permanent mortgages executed in second quarter 2010. In 2011, FHN recognized $6.6 million of negative fair value adjustments reflecting increased credit deterioration of warehouse loans compared to positive adjustments in 2010. These declines were somewhat mitigated as the value of MSR was more adversely affected by runoff in 2010 than compared with 2011.

Noninterest expense was $222.4 million in 2011 compared to $264.5 million in 2010. Noninterest expense declined due to a $31.1 million decrease in the repurchase and foreclosure provision reflecting improving trends in the active pipeline, new claims, and resolutions through September 30, 2011 compared to the same period in 2010. Contract employment costs increased $8.3 million to $20.6 million in 2011 as FHN recognized transaction costs and elevated base subservicing fees in connection with the transfer to a new loan subservicer in third quarter 2011. Generally, most other expense categories continued to decline given the continued wind-down of these non-strategic businesses.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

FHN continues to refine its business mix in order to focus on higher-return core businesses and explore opportunities to reduce operating costs. In second and third quarter 2011, the sales of Msaver, FHI and Highland, along with market realignment in the regional bank in order to flatten management structure and gain efficiencies, were the result of these ongoing reviews. Refer to Note 17 – Restructuring, Repositioning, and Efficiency for detailed discussions related to FHN’s restructuring and repositioning activities.

The net impact from restructuring, repositioning, and efficiency activities was positive $6.9 million in third quarter 2011 compared to net charges of $1.1 million in 2010. For the nine months ended September 30, 2011 and 2010, the net charges were $22.8 million and $11.8 million, respectively. Significant amounts recognized during 2011 were primarily associated with the sale of Msaver which resulted in a $9.4 million pre-tax gain in third quarter and the sale of FHI which resulted in a $.8 million pre-tax gain on sale in second quarter 2011 and $10.1 million goodwill impairment in first quarter 2011. In third quarter 2011, FHN had a $1.2 million gain related to the reversal of a mortgage subservicing guarantee liability. Severance-related costs were $12.9 million for the nine months ended September 30, 2011 and primarily relate to efficiency initiatives throughout the organization. Additionally, in second quarter 2011, FHN recognized a $9.0 million charge related to the termination of a technology services contract and plans are underway to transfer these services to existing FHN facilities.

A majority of the restructuring charges recognized in 2010 are reflected in discontinued operations, net of tax and relate to the exit of the institutional equity research business. Significant expenses recognized for the nine months ended September 30, 2010 resulted from severance and employee costs related to the institutional equity research business and the 2009 sale of Louisville remittance processing operations, goodwill impairment of $3.3 million, and lease abandonment expense of $2.4 million related to the closure of the institutional equity research business.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and nine months ended September 30, 2011 and 2010 are presented in the following table based on the income statement line item affected.

Table 6 - Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Noninterest income:
Mortgage banking	$—	$—	$—	$(1,532)
All other income and commissions	1,200	—	1,200	(19)

Total noninterest income/(loss)	1,200	—	1,200	(1,551)

Noninterest expense:
Employee compensation, incentives, and benefits	2,128	778	11,892	798
Occupancy	1,031	39	1,885	926
Legal and professional fees	—	—	—	119
All other expense	74	326	9,113	(1,167)

Total noninterest expense	3,233	1,143	22,890	676

Loss before income taxes	(2,033)	(1,143)	(21,690)	(2,227)
Income/(loss) from discontinued operations	8,951	—	(1,122)	(9,615)

Net impact from restructuring, repositioning, and efficiency initiatives	$6,918	$(1,143)	$(22,812)	$(11,842)

CAPITAL

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of September 30, 2011, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions as shown in Table 7 – Regulatory Capital and Ratios. For the remainder of 2011, capital ratios are expected to remain strong and significantly above current well-capitalized standards despite a difficult operating environment.

Average equity was $2.7 billion in 2011 compared to $3.3 billion in 2010. The decline in average equity is primarily driven by the fourth quarter 2010 repayment of the preferred-CPP which resulted in a $.8 billion decline in average equity. A portion of this decline was offset by an increase in capital surplus due to the issuance of common shares in fourth quarter 2010 which raised $263.1 million in net proceeds.

The following table provides a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to tier 1 and total regulatory capital and certain selected capital ratios:

Table 7 - Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2011	September 30, 2010	December 31, 2010
Shareholder’s equity	$2,448,065	$3,011,724	$2,382,840
Regulatory adjustments:
Goodwill and other intangibles	(140,204)	(177,820)	(175,453)
Net unrealized (gains)/losses on AFS securities	(79,358)	(61,836)	(45,366)
Minimum pension liability	162,910	171,794	172,912
Noncontrolling interest - FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	300,000	200,000
Disallowed servicing assets	(10,634)	(12,092)	(16,801)
Other	(482)	(471)	(477)

Tier 1 capital	$2,875,113	$3,526,115	$2,812,471
Tier 2 capital	751,227	940,784	937,115

Total regulatory capital	$3,626,340	$4,466,899	$3,749,586

	September 30, 2011		September 30, 2010		December 31, 2010
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	14.44%	$2,875,113	17.34%	$3,526,115	13.99%	$2,812,471
First Tennessee Bank National Association (a)	16.77	3,303,822	17.01	3,424,071	15.76	3,137,624
Total
First Horizon National Corporation	18.21	3,626,340	21.97	4,466,899	18.65	3,749,586
First Tennessee Bank National Association (a)	20.47	4,032,387	21.48	4,322,143	20.26	4,032,289
Tier 1 Common (b)
First Horizon National Corporation	11.95	2,380,297	10.43	2,120,325	11.53	2,317,655

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 16.02 percent and 18.86 percent, respectively, at September 30, 2011.
(b)	Refer to the Non-GAAP to GAAP Reconciliation - Table 21.

Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. The following table provides information related to securities repurchased by FHN during third quarter 2011:

Table 8 - Issuer Purchases of Equity Securities

(Volume in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
2011
July 1 to July 31	2	$9.42	2	34,356
August 1 to August 31	2	8.00	2	34,354
September 1 to September 30	—	N/A	—	34,354

Total	4	$8.80	4

N/A - Not applicable

Compensation Plan Programs:

•

A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment announced on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On September 30, 2011, the maximum number of shares that may yet be purchased under the program was 34.4 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority over the next twelve months. See also Note 18 - Other Events for discussion related to FHN’s share repurchase plan announced on October 17, 2011.

ASSET QUALITY (Trend Analysis of Third quarter 2011 Compared to Third quarter 2010)

Loan Portfolio Composition

FHN groups its loans into portfolios based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of Commercial, Financial, and Industrial (“C&I”) and Commercial Real Estate loans. Retail loans are composed of Consumer Real Estate; Permanent Mortgage; Credit Card and Other; and Restricted Real Estate Loans. Key asset quality metrics for each of these portfolios can be found in Table 10 – Asset Quality by Portfolio.

Starting in 2007, FHN’s underwriting and credit policies and guidelines evolved through a series of enhancements through which FHN has responded to dramatic changes in economic and real estate conditions in the U.S. As economic and real estate conditions develop, further enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Such modifications to credit underwriting guidelines were outlined in FHN’s 2010 Annual Report in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 31 and continuing through page 42. There were no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s loan product offerings in third quarter 2011.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

FHN’s commercial loan approval process grants lending authority based upon job description, experience, and performance. The lending authority is delegated to the business line (Market Managers, Departmental Managers, Regional Presidents, Relationship Managers (“RM”), and Portfolio Managers (“PM”)) and to Credit Risk Managers. While individual limits vary, the predominant amount of approval authority is vested with the Credit Risk Manager function. Portfolio concentration limits for the various portfolios are established by executive management and approved by the Executive and Risk Committee of the Board.

C&I

The C&I portfolio was $7.7 billion on September 30, 2011. This portfolio is comprised of loans used for general business purposes, diversified by industry type, and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The following table provides the composition of the C&I portfolio by industry as of September 30, 2011. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 9 - C&I Loan Portfolio by Industry

(Dollars in thousands)	September 30, 2011	Percent
Industry:
Finance & insurance	$1,573,568	20%
Loans to mortgage companies	1,066,488	14%
Wholesale trade	666,768	9%
Healthcare	602,394	8%
Manufacturing	589,540	8%
Retail trade	468,561	6%
Real estate rental & leasing (a)	421,823	5%
Accommodation & food services	239,243	3%
Other (Transportation, Education, Arts, Entertainment, etc) (b)	2,077,364	27%

Total C&I loan portfolio	$7,705,749	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category comprise less than 3 percent.

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

FHN’s commercial lending process incorporates an RM and a PM for most commercial credits. The PM is responsible for assessing the credit quality of the borrower beginning with the initial underwriting and continuing through the servicing period while the RM is primarily responsible for communications with the customer and maintaining the relationship. Other specialists and the assigned RM/PM are organized into units called Deal Teams. Deal Teams are constructed with specific job attributes that facilitate FHN’s ability to identify, mitigate, document, and manage ongoing risk. Portfolio managers and credit analysts provide enhanced analytical support during loan origination and servicing, including monitoring of the financial condition of the borrower and tracking compliance with loan agreements. Loan closing officers and the construction loan management unit specialize in loan documentation and the management of the construction lending process. For smaller commercial credits, generally less than $3 million, FHN utilizes a centralized underwriting unit in order to more efficiently and consistently originate and grade small business loans.

Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Refer to Table 9 for detail of the C&I loan portfolio by industry. The largest component is the finance and insurance (includes trust preferred and bank-related loans) subsegment which represents 20 percent of the C&I portfolio. The trust preferred and bank-related component of C&I is discussed below. As of September 30, 2011, balances of loans to mortgage companies were 14 percent of the C&I portfolio. The size of this portfolios class generally fluctuates with mortgage rates. This portfolio includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates resulting in increased borrower refinance volumes.

Trust Preferred & Bank-Related Loans

The finance and insurance subsection of this portfolio, which includes bank-related and trust preferred loans (“TRUPs”) (i.e., loans to bank and insurance-related businesses), has experienced stress due to the higher credit losses encountered throughout the financial services industry, limited availability of market liquidity, and the impact from economic conditions on these borrowers. On September 30, 2011, approximately 9 percent of the C&I portfolio, or 4 percent of total loans, was composed of bank-related loans and TRUPs.

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

Underwriting of other loans to financial institutions generally includes onsite due diligence, review of the customer’s policies and strategies, assessment of management, assessment of the relevant markets, a comprehensive assessment of the loan portfolio, and a review of the ALLL. Additionally, the underwriting analysis includes a focus on the customer’s capital ratios, profitability, loan loss coverage ratios, and regulatory status.

As of September 30, 2011, the UPB of trust preferred loans totaled $457 million ($301 million of bank TRUPs and $156 million of insurance TRUPs) with the UPB of other bank-related loans totaling approximately $195 million. Inclusive of a remaining valuation allowance on TRUPs of $35.3 million, total reserves (ALLL plus the valuation allowance) for TRUPs and other bank-related loans were approximately $107 million or 16 percent of outstanding UPB.

C&I Asset Quality Trends

In third quarter 2011, performance of the C&I portfolio continued to improve as there was an increase in the amount of credit upgrades in 2011 relative to 2010 and commercial borrowers continue to adapt to the current operating environment. Additionally, the ALLL declined $77.5 million to $182.3 million on September 30, 2011. The allowance as a percentage of period-end loans declined to 2.37 percent by the end of third quarter 2011 from 3.54 percent in third quarter 2010. Annualized net charge-offs as a percentage of average loans declined to .70 percent from 1.33 percent reflecting the aggregate improvement in this portfolio. Nonperforming C&I loans, which peaked in third quarter 2010, decreased $44.6 million to $200.5 million on September 30, 2011, and the nonperforming loan (“NPL”) ratio decreased to 2.60 percent in 2011 from 3.34 percent in 2010.

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

Income CRE

The Income CRE portfolio was $1.3 billion on September 30, 2011. Subcategories of Income CRE consist of retail (23 percent), apartments (19 percent), office (17 percent), industrial (13 percent), hospitality (9 percent), land/land development (9 percent), and other (10 percent).

Income CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed annually and changed as necessary based on market conditions. Income CRE loan policies and guidelines are approved by management risk committees that consist of business line managers and credit administration professionals to ensure that the resulting guidance addresses the associated risks and establishes reasonable underwriting criteria that appropriately mitigate risk. Loans are underwritten based upon project type, size, location, sponsorship, and other market-specific data. Generally, minimum requirements for equity, debt service coverage ratios (“DSCRs”), and level of pre-leasing activity are established based on perceived risk in each subcategory. Loan-to-value (value is defined as the lower of cost or market) limits are set at or below regulatory prescribed ceilings and generally range between 50 and 80 percent depending on underlying product set. Term and amortization requirements are set based on prudent standards for interim real estate lending. Equity requirements are established based on the quantity, quality, and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to an existing FHN borrower or a roster of tenants. Typically, a borrower must have at least 10 percent of cost invested in a project before FHN will fund loan dollars. All income properties are required to achieve a DSCR greater than or equal to 120 percent at inception or stabilization of the project based on loan amortization and a minimum underwriting (interest) rate refreshed quarterly. Some product types require a higher DSCR ranging from 125 percent to 150 percent of the debt service requirement. Variability depends on credit versus non-credit tenancy, lease structure, property type, and quality. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties. A global cash flow analysis is performed at the borrower and guarantor level. The majority of the portfolio is on a floating rate basis tied to appropriate spreads over LIBOR.

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

Income CRE Asset Quality Trends

Performance of Income CRE loans improved in 2011 as property values stabilized and sponsors and guarantors provided additional financial support to borrowers as needed. Allowance as a percentage of loans decreased to 3.67 percent in 2011 from 9.46 percent in 2010. Outstanding balances declined 15 percent from 2010 and the level of allowance declined $96.4 million from 2010. Net charge-offs were $4.6 million in 2011 compared to $7.7 million in 2010 which is driven by improvement in the performance of this portfolio. The level of nonperforming loans decreased nearly 50 percent to $80.7 million as of September 30, 2011, but remained elevated at 6.27 percent of total Income CRE loans. The decline in nonperforming loans is primarily attributable to the non-strategic portion of the portfolio as it continues to wind-down.

Residential CRE

The Residential CRE portfolio was $.1 billion on September 30, 2011. Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected transactions with new “strategic” bank clients. FHN considers a “strategic” Residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle and maintains high cash reserves.

FHN continues to wind-down the non-strategic portion of this portfolio and is not actively lending this loan-type within the regional banking footprint which directly impacted the amount of net charge-offs and nonperforming loans and the level of the allowance. Balances of Residential CRE loans declined 56 percent from a year ago. Net charge-offs declined $1.2 million to $3.4 million in 2011. The ALLL declined $20.9 million to $18.0 million and nonperforming loans decreased $95.4 million to $55.0 million as of September 30, 2011 from September 30, 2010. The ALLL to loans ratio and the nonperforming loans ratio remained elevated at 12.67 percent and 38.80 percent, respectively. These metrics will remain skewed until the portfolio entirely winds down or FHN begins originating this product and balances increase.

RETAIL LOAN PORTFOLIOS

Consumer Real Estate

The Consumer Real Estate portfolio was $5.3 billion on September 30, 2011, and is primarily composed of home equity lines and installment loans. The Consumer Real Estate portfolio is geographically diverse with strong borrower Fair Isaac Corporation (“FICO”) scores. Including restricted balances, the largest geographic concentrations of balances as of September 30, 2011, are in Tennessee (40 percent) and California (14 percent) with no other state representing greater than 4 percent of the portfolio. At origination, the weighted average FICO score of this portfolio was 737; refreshed FICO scores averaged 728 as of September 30, 2011. Deterioration has been most acute in areas with significant home price depreciation and is affected by economic conditions – primarily unemployment. Approximately two-thirds of this portfolio was originated through national channels that have been discontinued.

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

Home equity line of credit (“HELOC”) interest rates are variable but only adjust in connection with movements to which the index rate is tied. Such loans can have elevated risks of default – particularly in a rising interest rate environment potentially stressing borrower capacity to repay the loan at the higher interest rate. FHN’s current underwriting practice requires HELOC borrowers to qualify based on a fully indexed, fully amortized payment methodology. If the first mortgage loan is a non-traditional mortgage, the DTI calculation is based on a fully amortizing first mortgage payment. Prior to 2008, FHN’s underwriting guidelines required borrowers to qualify at an interest rate that was 200 basis points above the note rate. This mitigated risk to FHN in the event of a sharp rise in interest rates over a relatively short time horizon. FHN does not penalize borrowers (reset the rate) based on delinquency or any other factor during the life of the loan. FHN’s HELOC products typically have a 5 or 10 year draw period with repayment periods ranging between 10 and 20 years.

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

Low or Reduced Documentation Origination

From time to time, FHN may originate consumer loans with low or reduced documentation. FHN generally defines low or reduced documentation loans, sometimes called “stated-income” or “stated” loans, as any loan originated with anything less than pay stubs, personal financial statements, and tax returns from potential borrowers.

Currently, stated-income or low or reduced documentation loans are limited to existing customers of FHN who have deposit accounts with recurring consistent direct deposits from an employer, other borrowings, or other business relationships with FHN, and such loans are currently only available for qualified non-purchase transactions. This exception, however, has certain restrictions. For example, self-employed customers are not eligible, deposits made directly by the borrower are not considered, direct deposits must indicate the employer’s name depositing the funds, and recurring deposits must be consistent per period and may not vary by more than 10 percent. If these and other conditions are not met, full income documentation is required. A verbal verification of employment is required in either situation.

As of September 30, 2011, $1.6 billion, or 26 percent, of the consumer real estate portfolio consisted of home equity lines and installment loans originated using stated-income compared to $1.9 billion as of September 30, 2010. These stated-income loans were 10 percent and 11 percent of the total loan portfolio as of September 30, 2011 and 2010, respectively. As of September 30, 2011, nearly three-fourths of the stated-income home equity loans in the portfolio were originated through legacy businesses that have been exited and these loan balances should continue to decline. Stated-income loans accounted for 33 percent of the net charge-offs for this portfolio during 2011 compared with 39 percent in 2010. Net charge-offs of stated-income home equity lines and installment loans were $12.7 million in 2011 compared with $23.1 million in 2010. As of September 30, 2011, and 2010, 2.6 percent and less than 1 percent of the stated-income loans were nonperforming and approximately 2.5 percent and 2 percent were more than 30 days delinquent, respectively.

Consumer Real Estate Asset Quality Trends

Performance of the Consumer Real Estate portfolio improved in 2011 when compared with 2010. The ALLL declined $17.8 million to $135.2 million as of September 30, 2011. The allowance as a percentage of loans decreased 9 basis points to 2.55 percent of this portfolio. Delinquency rates and the net charge-offs ratio improved in 2011 when compared with 2010. Loans delinquent 30 or more days and still accruing were 1.57 percent in 2011 compared to 2.03 percent of loans in 2010 primarily due to enhanced collections practices and loss mitigation activities. The annualized net charge-offs ratio decreased 105 basis points to 2.04 percent of average loans. The improvement in performance is attributable to the strong borrower characteristics previously discussed as well as stabilization in the economy from a year ago as performance of this portfolio is highly correlated with the economic conditions and unemployment. Nonperforming loans and the nonperforming ratio increased from a year ago due to increased loan modification activity.

Permanent Mortgage

The Permanent Mortgage portfolio was $.8 billion on September 30, 2011. This portfolio is primarily composed of jumbo mortgages and One-Time Close (“OTC”) completed construction loans, although inflows from OTC modifications have now concluded. The portfolio is somewhat geographically diverse; however, including restricted balances, 24 percent of loan balances are in California. Overall, performance has been affected by economic conditions, primarily depressed retail real estate values and elevated unemployment.

In third quarter 2011, FHN executed a bulk sale including primarily nonperforming permanent mortgages. The sale was approximately $188 million in UPB ($126 million after consideration for partial charge-offs and associated lower of cost or market (“LOCOM”) valuation allowance) and resulted in a loss on sale of $29.8 million (included in the provision for loan losses) and $40.2 million of net charge-offs. Additionally, in late 2010 and in second quarter 2011, FHN exercised clean-up calls of prior proprietary securitizations resulting in the addition of first lien jumbo mortgage loans to this portfolio, substantially all of which were performing upon exercise. The exercise of clean-up calls, nonperforming loan sales, and natural runoff resulted in a net decline in portfolio balances of $131.2 million. In third quarter 2011, NPLs, delinquencies, and the allowance for loan losses declined. The decline in NPLs was primarily attributable to the loan sale. Net charge-offs increased $32.8 million to $46.8 million as charge-offs in 2011 were elevated as a result of the loan sale.

Credit Card and Other (Including OTC)

The Credit Card and Other portfolios were $.3 billion on September 30, 2011 and include credit card receivables, automobile loans, and to a lesser extent, OTC construction loans, and other consumer related credits. As of September 30, 2011, only $5.0 million of OTC loans remained in the portfolio with 100 percent classified as nonperforming. In 2011, FHN charged-off $3.9 million compared with $4.1 million in 2010 and the allowance declined $9.4 million to $8.5 million. Loans 30 days or more delinquent also improved from 1.90 percent in 2010 to 1.29 percent in 2011.

Restricted Real Estate Loans

The Restricted Real Estate Loan portfolio includes HELOCs that were previously securitized on balance sheet as well as HELOCs and some first and second lien mortgages that were consolidated on January 1, 2010 in conjunction with the adoption of amendments to ASC 810. The adoption of these amendments resulted in the consolidation of additional variable interest entities and this loan category was created to include all loans, primarily HELOCs, that had previously been securitized but for which FHN retains servicing and other significant interests. As of September 30, 2011, this portfolio totaled $.7 billion and included $623.3 million of HELOCs and $42.4 million of first and second lien mortgage loans. Although these loans share basic characteristics as the Consumer Real Estate portfolio, generally, these loans have not performed at the same level.

Payment-Option Adjustable Rate Mortgage (“ARM”) Loans and Sub-prime Lending

Historically, FHN originated through its legacy mortgage banking business first lien adjustable rate mortgage loans with borrower payment options and first lien and home equity loans that were considered sub-prime. Such loans were originated with the intent to sell with servicing released. While a substantial portion of these loans were sold, a small amount remained unsold and the loans were subsequently moved from loans HFS to the loan portfolio. As of September 30, 2011, the remaining balances of payment-option ARMs and sub-prime loans in the portfolio were immaterial. Because only a small portion remains in the held-to-maturity portfolio, the impact on the ALLL and on other loan portfolio asset quality metrics is immaterial.

Loan Portfolio Concentrations

FHN has a concentration of loans secured by residential real estate (43 percent of total loans), the majority of which is in the consumer real estate portfolio (33 percent of total loans).

On September 30, 2011, FHN did not have any concentrations of C&I loans in any single industry that were 10 percent or more of total loans.

The following table provides additional asset quality data by loan portfolio:

Table 10 - Asset Quality by Portfolio

	September 30
	2011	2010
Key Portfolio Details
C&I
Period-end loans ($ millions)	$7,706	$7,337

30+ Delinq. % (a)	0.43%	0.68%
NPL %	2.60	3.34
Charge-offs % (qtr. annualized)	0.70	1.33

Allowance / Loans %	2.37%	3.54%
Allowance / Charge-offs	3.61x	2.76x

Income CRE
Period-end loans ($ millions)	$1,287	$1,519

30+ Delinq. % (a)	1.47%	2.04%
NPL %	6.27	10.13
Charge-offs % (qtr. annualized)	1.40	1.94

Allowance / Loans %	3.67%	9.46%
Allowance / Charge-offs	2.56x	4.68x

Residential CRE
Period-end loans ($ millions)	$142	$324

30+ Delinq. % (a)	0.61%	0.93%
NPL %	38.80	46.45
Charge-offs % (qtr. annualized)	8.01	5.03

Allowance / Loans %	12.67%	11.99%
Allowance / Charge-offs	1.31x	2.12x

Consumer Real Estate
Period-end loans ($ millions)	$5,305	$5,788

30+ Delinq. % (a)	1.57%	2.03%
NPL %	0.80	0.46
Charge-offs % (qtr. annualized)	2.04	3.09

Allowance / Loans %	2.55%	2.64%
Allowance / Charge-offs	1.23x	0.84x

Permanent Mortgage
Period-end loans ($ millions)	$838	$969

30+ Delinq. % (a)	5.21%	5.43%
NPL %	2.87	12.76
Charge-offs % (qtr. annualized)	18.83	5.60

Allowance / Loans %	3.12%	6.08%
Allowance / Charge-offs	0.14x	1.06x

Credit Card and Other (b)
Period-end loans ($ millions)	$299	$326

30+ Delinq. % (a)	1.29%	1.90%
NPL %	1.69	9.31
Charge-offs % (qtr. annualized)	5.27	4.77

Allowance / Loans %	2.84%	5.49%
Allowance / Charge-offs	0.55x	1.10x

Restricted Real Estate Loans
Period-end loans ($ millions) (c)	$666	$797

30+ Delinq. % (a)	3.29%	3.73%
NPL %	0.87	0.67
Charge-offs % (qtr. annualized)	4.46	5.75

Allowance / Loans %	4.86%	6.01%
Allowance / Charge-offs	1.06x	1.01x

Loans are expressed net of unearned income. All data is based on internal loan classification.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	September 30, 2011 select OTC balances: PE loans: $5.0 million; NPL: 100%; Allowance: $1.0 million; Net Charge-offs: $1.0 million.
(c)	September 30, 2011 includes $623.3 million of consumer real estate loans and $42.4 million of permanent mortgage loans.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 38 percent to $449.6 million on September 30, 2011 from $719.9 million on September 30, 2010. While there was aggregate improvement in borrowers’ financial conditions in 2011, some of the decline in the ALLL is also attributable to a smaller loan portfolio. The overall balance decrease observed when comparing the year-over-year periods has been mostly impacted by the significant reduction of loan portfolios from exited businesses (especially non-strategic construction lending). This portfolio shrinkage has had a direct impact on the composition of the loan portfolio from one balance sheet date to the next and thus has had an impact on the levels of estimated probable incurred losses within the portfolio as of the end of the reporting periods. As loans with higher levels of probable incurred loss content have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves.

The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 2.77 percent on September 30, 2011 from 4.22 percent on September 30, 2010. The allowance attributable to individually impaired loans was relatively flat at $101.5 million on September 30, 2011. The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 36 percent to $32.0 million in 2011 from $50.0 million in 2010. In 2011, the provision includes losses on loan sales of approximately $36 million with $29.8 million attributable to a sale of mostly nonperforming permanent mortgages within the non-strategic segment and the remainder attributable to commercial nonperforming loan sales in both the regional bank and non-strategic segments.

Overall asset quality trends are expected to be favorable for the remainder of 2011 and into 2012 assuming the economic trends remain stable or improve. The C&I portfolio is expected to continue to show positive trends as there has been recent aggregate improvement in the risk profile of commercial borrowers which has resulted in upward grade migration beginning in late 2010 and continuing through third quarter 2011; however, some volatility is possible in the short term. The Income CRE portfolio remains under stress; however, FHN has observed signs of improvement as property values stabilize and guarantors have been willing to support credits. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to wind-down and performance could fluctuate with economic conditions as consumer delinquency and loss rates are highly correlated with unemployment trends.

Consolidated Net Charge-offs

Net charge-offs were $106.4 million in 2011 compared with $111.4 million in 2010. The ALLL was 1.06 times annualized net charge-offs for 2011 compared with 1.62 times annualized net charge-offs for 2010. The annualized net charge-offs to average loans ratio increased from 2.60 percent in 2010 to 2.65 percent in 2011 due to a 4 percent decline in net charge-offs and a 6 percent decrease in average loans compared to 2010. All portfolios except permanent mortgage recognized a decline in net charge offs with decreases in 2011 primarily attributable to improved performance and continued reduction of the non-strategic portfolios. In 2011, FHN recognized $47.6 million of charge-offs associated with loan sales, a majority of which were nonperforming permanent mortgages.

The decline in net charge-offs was driven by the commercial and consumer real estate portfolios. Commercial net charge-offs were $20.7 million in 2011, inclusive of approximately $7 million associated with loan sales, compared to $35.8 million in 2010. There was improved performance in both C&I and Income CRE portfolios from a year ago, primarily within the regional bank. Net charge-offs of consumer real estate loans declined $18.2 million to $27.5 million in 2011 with nearly all of this decline attributable to the non-strategic segment. Excluding $40.2 million of charge-offs associated with the sale of permanent mortgages in 2011, consumer net charge-offs were $45.6 million in 2011 compared to $75.5 million in 2010.

The following table provides consolidated asset quality information for the three months ended September 30, 2011 and 2010:

Table 11 - Asset Quality Information

	Three months ended September 30
(Dollars in thousands)	2011	2010
Allowance for loan losses:
Beginning balance on June 30	$524,091	$781,269
Provision for loan losses	32,000	50,000
Charge-offs	(120,655)	(125,801)
Recoveries	14,209	14,431

Ending balance on September 30 (Restricted - $32.4 million on September 30, 2011 and $47.8 million on September 30, 2010)	$449,645	$719,899
Reserve for remaining unfunded commitments	9,220	13,838

Total allowance for loan losses and reserve for unfunded commitments	$458,865	$733,737

	As of September 30
Nonperforming Assets by Segment	2011	2010
Regional Banking:
Nonperforming loans	$243,366	$358,176
Foreclosed real estate	24,943	38,771

Total Regional Banking	268,309	396,947

Non-Strategic:
Nonperforming loans (a)	259,151	437,595
Foreclosed real estate	55,111	84,700

Total Non-Strategic	314,262	522,295

Corporate:
Nonperforming loans	NM	N/A

Total Corporate	NM	N/A

Total nonperforming assets	$582,571	$919,242

Loans and commitments:
Total period-end loans, net of unearned income (Restricted - $.7 billion on September 30, 2011 and $.8 billion on September 30, 2010)	$16,241,402	$17,059,489
Less: Insured retail residential and construction loans (b)	(112,459)	(198,324)

Loans excluding insured loans	$16,128,943	$16,861,165
Foreclosed real estate from government insured mortgages	11,438	15,888
Potential problem assets (c)	793,446	1,237,607
Loans 30 to 89 days past due	154,765	201,652
Loans 30 to 89 days past due - guaranteed portion (d)	101	318
Loans 90 days past due	50,790	88,395
Loans 90 days past due - guaranteed portion (d)	163	622
Loans held for sale 30 to 89 days past due	13,304	13,286
Loans held for sale 30 to 89 days past due - guaranteed portion (d)	11,363	9,007
Loans held for sale 90 days past due	51,631	58,723
Loans held for sale 90 days past due - guaranteed portion (d)	39,409	37,774
Remaining unfunded commitments (millions)	7,418	8,071
Average loans, net of unearned (Restricted - $.7 billion on September 30, 2011 and $.8 billion on September 30, 2010)	15,964,687	16,965,847

Allowance and net charge-off ratios(e):
Allowance to total loans	2.77%	4.22%
Allowance to nonperforming loans in the loan portfolio	1.09x	0.98x
Allowance to loans excluding insured loans	2.79%	4.27%
Allowance to annualized net charge-offs	1.06x	1.62x
Nonperforming assets to loans and foreclosed real estate (f)	3.02%	5.00%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	2.55%	4.31%
Total annualized net charge-offs to average loans (g)	2.65%	2.60%

NM - Not meaningful

N/A - Not applicable

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes $88.9 million and $60.6 million of loans held for sale in 2011 and 2010 respectively.
(b)	Whole-loan insurance is obtained on certain retail residential and construction loans. Insuring these loans absorbs credit risk and results in lower allowance for loan losses.
(c)	Includes 90 days past due loans.
(d)	Guaranteed loans include FHA, VA, student, and GNMA loans repurchased through the GNMA repurchase program.
(e)	Loans net of unearned income. Net charge-off ratios are calculated based on average loans.
(f)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(g)	Net charge-off ratio is annualized net charge offs divided by quarterly average loans, net of unearned income.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive principal and interest payments, but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where it continues to receive payments. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”). Impaired loans are those loans for which it is probable that all amounts due, according to the contractual terms of the loan agreement, will not be collected and for which recognition of interest income has been discontinued. Other nonaccrual loans are residential and other retail loans on which recognition of interest income has been discontinued. Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.

Nonperforming assets decreased to $.6 billion on September 30, 2011 from $.9 billion on September 30, 2010. The nonperforming assets ratio (nonperforming assets to period-end loans and foreclosed real estate) decreased to 3.02 percent in 2011 from 5.00 percent in 2010 due to a 37 percent decline in nonperforming assets (the numerator). Nonperforming loans in the loan portfolio were $.4 billion on September 30, 2011 compared to $.7 billion on September 30, 2010. The $.3 billion decline from 2010 primarily resulted from the decrease in NPLs within the non-strategic Permanent Mortgage and Residential CRE portfolios.

C&I nonperforming loans decreased to $200.5 million in 2011 from $245.1 million in 2010 within the regional bank but the decrease was mitigated by a $25.8 million increase in nonperforming TRUPs. Commercial real estate NPLs declined $168.6 million to $135.7 million in 2011 with more than half attributable to the non-strategic portfolios. Nonperforming permanent mortgages decreased $99.6 million from 2010 to $24.0 million which was primarily due to the bulk sale in third quarter 2011. Consumer real estate nonperforming loans increased $16.3 million to $42.6 million primarily due to a rise in troubled debt restructurings (“TDRs”) since third quarter 2010 as FHN continues to work with troubled borrowers by modifying the terms of home equity and installment loans. Nonperforming loans classified as HFS increased $28.3 million to $88.9 million on September 30, 2011, which was primarily driven by elevated repurchases of loans, a significant portion of which are delinquent, and modifications classified as TDRs. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.

The ratio of ALLL to NPLs in the loan portfolio increased to 1.09 times in 2011 compared to .98 times in 2010. Because of FHN’s methodology of charging down individually impaired collateral dependent commercial loans, this ratio becomes skewed as these loans are included in nonperforming loans but reserves for these loans are typically not carried in the ALLL as impairment is charged off. The individually impaired collateral dependent commercial loans that do not carry reserves were $135.7 million on September 30, 2011, compared with $222.6 million on September 30, 2010. Consequently, NPLs in the loan portfolio for which reserves are actually carried were $278.0 million as of September 30, 2011. Charged-down individually impaired collateral dependent commercial loans represented 33 percent of nonperforming loans in the loan portfolio as of September 30, 2011.

The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $80.1 million as of September 30, 2011 from $123.5 million as of September 30, 2010. Table 12 below provides an activity rollforward of foreclosed real estate balances for the periods ended September 30, 2011 and 2010. Inflows of assets into foreclosure status and the amount disposed declined in 2011 when compared with 2010. The decline in inflow is primarily due to FHN’s continued efforts to prevent foreclosures by restructuring loans and working with borrowers and also due to an overall slowdown in foreclosure proceedings nationwide given additional scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 12 - Rollforward of Foreclosed Real Estate

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Beginning balance (a)	$78,792	$109,272	$110,536	$113,709
Valuation adjustments	(4,349)	(4,562)	(14,000)	(13,939)
New foreclosed property	16,945	50,567	50,063	151,118
Capitalized expenses	547	738	2,090	3,262
Disposals:
Single transactions	(10,187)	(31,104)	(62,246)	(127,210)
Bulk sales	(1,693)	(1,453)	(5,958)	(3,482)
Auctions	—	—	(430)	—

Ending balance (a)	$80,055	$123,458	$80,055	$123,458

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes foreclosed real estate related to government insured mortgages.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio 90 days or more past due decreased to $50.8 million on September 30, 2011 from $97.4 million on September 30, 2010, primarily led by reductions in consumer real estate loans, C&I loans, and permanent mortgages. Loans 30 to 89 days past due decreased $46.9 million to $154.8 million on September 30, 2011, with the decrease driven by consumer real estate and income CRE portfolios.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more but excludes nonperforming assets, decreased to $793.4 million on September 30, 2011, from $1.2 billion on September 30, 2010 due to aggregate improvement in FHN’s loan portfolio. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Troubled Debt Restructuring and Loan Modifications

As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. FHN considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan. See Note 4 – Loans for further discussion regarding TDRs.

Commercial Loan Modifications

As part of FHN’s credit risk management governance processes, the Loan Rehab and Recovery Department (“LRRD”) is responsible for managing most commercial and commercial real estate relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are being considered for impairment, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. The range of commercial workout strategies utilized by LRRD to mitigate the likelihood of loan losses is commensurate with the amount of commercial credit quality deterioration. While every circumstance is different, LRRD will frequently use forbearance agreements (generally 3-6 months) as an element of commercial loan workouts, which could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements.

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

On September 30, 2011 and 2010, FHN had $259.6 million and $253.7 million, respectively, of portfolio loans that have been restructured in accordance with regulatory guidelines. Additionally, FHN had restructured $72.2 million of loans HFS as of September 30, 2011, compared to $46.3 million as of September 30, 2010. For restructured loans in the portfolio, FHN had loan loss reserves of $50.0 million, or 19 percent, as of September 30, 2011. The rise in TDRs from third quarter 2010 resulted from increased loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN.

Table 13 - Troubled Debt Restructurings

	New TDRs Three Months Ended September 30, 2011		New TDRs Three Months Ended September 30, 2010
(Dollars in thousands)	Number	Amount	Number	Amount
Retail:
Permanent mortgage	—	$—	28	$16,323
Home equity	122	24,341	124	14,997
Credit card and other	24	100	15	71

Total retail	146	24,441	167	31,391
Commercial loans	8	5,918	100	91,006

Total new troubled debt restructurings	154	$30,359	267	$122,397

	As of September 30, 2011		As of September 30, 2010
(Dollars in thousands)	Number	Amount	Number	Amount
Retail:
Permanent mortgage:
Current	55	$37,193	56	$34,734
Accruing Delinquent	6	2,560	7	2,914
Nonaccrual	19	8,157	76	37,935

Total permanent mortgage	80	47,910	139	75,583

Home equity:
Current	657	80,168	375	39,510
Accruing Delinquent	21	1,955	12	2,022
Nonaccrual	221	30,001	112	12,922

Total home equity	899	112,124	499	54,454

Credit card and other:
Current	378	1,063	110	483
Accruing Delinquent	25	75	11	47
Nonaccrual	—	—	—	—

Total Credit card and other	403	1,138	121	530

Total retail	1,382	161,172	759	130,567

Commercial loans:
Current	45	45,208	71	56,284
Accruing Delinquent	10	3,749	2	475
Nonaccrual	52	49,452	41	66,334

Total commercial loans	107	98,409	114	123,093

Total troubled debt restructurings (a)	1,489	$259,581	873	$253,660

(a)	Total TDRs (including $72.2 million and $46.3 million related to loans HFS) were $331.8 million and $300.0 million on September 30, 2011 and September 30, 2010, respectively.

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

1.	Specific Risk Committees: The Board has delegated authority to the Chief Executive Officer (“CEO”) to manage Business Strategy and Reputation Risk, and the general business affairs of the Company under the Board’s oversight. The CEO utilizes the executive management team and the Executive Risk Management Committee to carry out these duties and to analyze existing and emerging strategic and reputation risks and determines the appropriate course of action. The Executive Risk Management Committee is comprised of the CEO and certain officers designated by the CEO. The Executive Risk Management Committee is supported by a set of specific risk committees focused on unique risk types (e.g. liquidity, credit, operational, etc). These risk committees provide a mechanism that assembles the necessary expertise and perspectives of the management team to discuss emerging risk issues, monitor the Company’s risk-taking activities, and evaluate specific transactions and exposures. These committees also monitor the direction and trend of risks relative to business strategies and market conditions and direct management to respond to risk issues.

2.	The Risk Management Organization: The Company’s risk management organization, led by the Chief Risk Officer and Chief Credit Officer, provides objective oversight of risk-taking activities. The risk management organization translates FHN’s overall risk tolerance into approved limits and formal policies and is supported by corporate staff functions, including the Corporate Secretary, Legal, Finance, Human Resources, and Technology. Risk management also works with business units and functional experts to establish appropriate operating standards and monitor business practices in relation to those standards. Additionally, risk management proactively works with business units and senior management to focus management on key risks in the Company and emerging trends that may change FHN’s risk profile. The Chief Risk Officer has overall responsibility and accountability for enterprise risk management and aggregate risk reporting.

3.	Business Unit Risk Management: The Company’s business units are responsible for identifying, acknowledging, quantifying, mitigating, and managing all risks arising within their respective units. They determine and execute their business strategies, which puts them closest to the changing nature of risks and they are best able to take the needed actions to manage and mitigate those risks. The business units are supported by the risk management organization that helps identify and consider risks when making business decisions. Management processes, structure, and policies are designed to help ensure compliance with laws and regulations as well as provide organizational clarity for authority, decision-making, and accountability. The risk governance structure supports and promotes the escalation of material items to executive management and the Board.

4.	Independent Assurance Functions: Internal Audit, Credit Risk Assurance, and Model Validation provide an independent and objective assessment of the design and execution of the Company’s internal control system, including management systems, risk governance, and policies and procedures. These groups’ activities are designed to provide reasonable assurance that risks are appropriately identified and communicated; resources are safeguarded; significant financial, managerial, and operating information is complete, accurate, and reliable; and employee actions are in compliance with the Company’s policies and applicable laws and regulations. Internal Audit and Model Validation report to the Audit Committee of the Board while Credit Risk Assurance reports to the Executive & Risk Committee of the Board.

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

Other than the impact related to the immediate change in market value of the balance sheet, such as MSR, these simulation models and related hedging strategies exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 15 – Derivatives for additional discussion of these instruments.

LIQUIDITY MANAGEMENT

ALCO focuses on liquidity management: the funding of assets with liabilities of the appropriate duration, while mitigating the risk of unexpected cash needs. A key objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability, and availability of funding; and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including core deposits, the securities available for sale portfolio, the Federal Reserve Banks, access to Federal Reserve Bank programs, the Federal Home Loan Bank (“FHLB”), access to the overnight and term Federal Funds markets, loan sales, syndications, and dealer and commercial customer repurchase agreements.

Over the past four years, FHN has significantly reduced its reliance on unsecured wholesale borrowings. Currently the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long historical and reciprocal banking services between FHN and these correspondent banks. The remainder of FHN’s wholesale short-term borrowings are repurchase agreement transactions accounted for as secured borrowings with the bank’s business customers or Capital Markets’ broker dealer counterparties.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing accounts and unlimited for non-interest bearing accounts. Total loans, excluding loans HFS and restricted real estate loans, to core deposits ratio improved to 103 percent in third quarter 2011 from 113 percent in third quarter 2010. This ratio has improved due to a contraction of the loan portfolio combined with growth in core deposits.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In fourth quarter 2010, FHN completed the issuance of $500 million of non-callable fixed rate senior notes due in 2015. In 2005, FTBNA established a bank note program which provided liquidity of $5.0 billion. It is not expected that FTBNA will utilize this borrowing facility with its current amount of excess liquidity. FTBNA has not issued any bank notes under the program in the past three years and has suspended it in order to save certain costs. As of September 30, 2011, FHN had no outstanding balances related to the bank note program. If FTBNA were to reactivate the program, certain program terms might have to be renegotiated with the note agents to reflect current market practices. FHN had issued $300 million of capital securities representing guaranteed preferred beneficial interests in $309 million of FHN’s junior subordinated debentures through two Delaware business trusts, wholly owned by FHN, which were eligible for inclusion in tier 1 capital. In January 2011, FHN redeemed $103 million of the subordinated debentures issued to Capital I trust. FHN maintains $.7 billion of borrowings which are secured by retail residential real estate loans. A portion of these borrowings relate to trusts that were consolidated in January 1, 2010 in conjunction with the adoption of amendments to ASC 810. See Note 14 – Variable Interest Entities for additional information.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In fourth quarter 2010, FHN completed a common equity offering which generated $263.1 million in net proceeds. After the closing of that equity offering and the notes offering mentioned above, FHN redeemed all $866.5 million of the CPP preferred shares issued in 2008 under the U.S. Treasury’s Capital Purchase Program. As of September 30, 2011, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion and are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition. See Note 12 – Preferred Stock and Other Capital for additional information.

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

Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $348.8 million as of September 30, 2011 compared to negative $265.4 million at September 30, 2010. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, without prior regulatory approval. FTBNA applied for and received approval to pay a dividend to the parent company in the amount of $300 million in the fourth quarter 2010. The parent company utilized liquidity provided by this dividend, funds from the debt and equity offerings, and excess liquidity to redeem the CPP preferred shares, the related Warrant to purchase common stock, and the $103 million of subordinated debentures. FTBNA requested and received approval from the OCC to declare and pay a common dividend to the parent company in the amount of $100 million in October 2011. FTBNA has requested approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in January 2012.

Payment of a dividend to common shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.01 per share on October 1, 2011, and the Board approved a $.01 per share cash dividend payable on January 1, 2012, to shareholders of record on December 16, 2011.

Cash Flows

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2011 and 2010. The level of cash and cash equivalents increased $290.5 million during the first nine months of 2011 from $768.8 million on December 31, 2010. Net cash used by operating activities was more than offset by cash provided by investing and financing activities in 2011. In 2010, the level of cash and cash equivalents increased $15.6 million to $934.2 million.

Cash provided by investing activities was $256.5 million in 2011, a decrease from $1.1 billion during 2010. Cash provided by investing activities was primarily driven by a reduction in the size of the loan portfolio totaling $306.2 million and a $159.2 million decline in interest-bearing cash in 2011. Activity related to the available for sale securities portfolio resulted in $209.1 million net decline in cash as purchases more than offset sales and maturities during the first nine months of 2011.

Net cash provided by financing activities was $70.1 million in 2011 compared to net cash used of $1.3 billion in 2010. In 2011, the increase in cash from financing activities was primarily driven by an increase in deposits of $490.0 million and an increase in funds from short-term borrowings of $428.3 million, primarily borrowings from the FHLB. The increase in cash from financing activities was partially offset by a reduction of term borrowings of $661.0 million primarily related to matured bank notes and redeemed FHN subordinated debentures (TRUPs at 8.07 percent) in 2011. In 2010, net cash used by financing activities was also affected by reductions in short-term and term borrowings which were partially mitigated by an increase in deposits.

Net cash used by operating activities was $36.0 million in 2011 compared to net cash provided by operating activities of $134.7 million in 2010. In 2011, significant adjustments of net income to arrive at cash used by operating activities included the repurchase and foreclosure provision and changes in operating assets and liabilities. Cash used by operating activities was primarily driven by capital markets’ activities as increases in trading securities and capital markets’ receivables totaling $.8 billion more than offset a $.6 billion increase in capital markets payables and trading liabilities. Positive cash flows from operating activities during 2010 were primarily due to the level of cash-related net income items combined with changes in operating assets and liabilities. In 2010, net cash provided by operating activities was negatively affected by capital markets activities with an increase in trading securities and capital markets receivables more than offsetting an increase in operating liabilities and noncash-related income items.

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

For non-recourse loan sales, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made to the purchasers at closing, and also exposure for investment rescission or damages arising from claims that offering documents were materially deficient in the case of loans transferred through proprietary securitizations. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. See Note 9 – Contingencies and Other Disclosures, which is incorporated herein by reference, for detail regarding these transactions and implications on FHN’s potential repurchase obligations and avenues of investment rescission or monetary damages for investors related to loans sold through proprietary securitizations.

Since the end of 2008, FHN has experienced significantly elevated levels of claims to either repurchase loans from the purchaser or remit payment to the purchaser to make them “whole” for economic losses incurred primarily because of loan delinquencies. Such claims are pursued because purchasers allege that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private investors from whole loans sales, a significant majority of claims relate to non-recourse whole loans sales to GSEs. FHN also has the potential for financial exposure from loans transferred through proprietary securitizations. See Note 9 – Contingencies and Other Disclosures for other actions taken by investors of proprietary securitizations and also for a discussion outlining differences between representations and warranties made by FHN for GSE loan sales versus proprietary securitizations.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of first lien mortgage loans to GSEs. GSE loans originated in 2005 through 2008 account for 94 percent of all repurchase requests/make-whole claims received between the third quarter 2008 divestiture of certain mortgage banking operations and third quarter 2011. Since the 2008 divestiture, FHN has continued the contraction of legacy mortgage banking activities which has resulted in multiple bulk sales of mortgage servicing rights. Consequently, as of September 30, 2011, FHN services only $9.1 billion of the loans that were originated and sold to GSEs thereby eliminating FHN’s visibility into the current performance of a significant amount of the loans sold to GSEs. In addition, from 2000 through 2007, FHN securitized $47.0 billion of first lien mortgage loans without recourse. This represents the entire period of FHN’s first lien mortgage securitization activities. Of the amount originally securitized, $12.7 billion of current UPB relates to securitization trusts that are still active as approximately 30 securitization trusts have become inactive due to clean-up calls exercised by FHN. The exercise of cleanup calls resulted in termination of the Pooling and Servicing Agreements and reacquisition of the related mortgage loans. As of September 30, 2011, FHN still services substantially all of the remaining loans transferred through proprietary securitizations.

The following table summarizes the loan composition of the private securitizations of FHN from 2000 through 2007:

Table 14 - Composition of Off-Balance Sheet Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for All Securitizations (a)	Original UPB for Active Securitizations (a)	UPB as of September 30, 2011
Loan type:
Jumbo (b)	$27,062,825	$16,786,355	$5,173,349
Alt-A	19,946,023	19,946,023	7,483,397

Total proprietary securitizations	$47,008,848	$36,732,378	$12,656,746

Proprietary securitizations were originated during vintage years 2000 through 2007. Does not include amounts related to consolidated securitization trusts.

(a)	Original principal balances obtained from trustee statements.
(b)	UPB as of September 30, 2011 adjusted for clean-up calls exercised by FHN.

The remaining jumbo mortgage loans originated and sold by FHN had weighted average FICO scores of approximately 733 and weighted average CLTV ratios of approximately 77 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher CLTV or DTI ratios, reduced documentation, or other factors. As of September 30, 2011, 10.16 percent of the jumbo mortgage loans were 90 days or more delinquent and 19.49 percent of the Alt-A loans were 90 days or more delinquent.

At September 30, 2011, the repurchase request pipeline contained no repurchase requests related to the first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At September 30, 2011, FHN had not reserved for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in securitizations at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.

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

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or PMI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On September 30, 2011, the active pipeline was $417.9 million with over 90 percent of all unresolved repurchase and make-whole claims relating to loans sold to GSEs. The volume of new claims, slow responses from GSEs and PMI companies, and an iterative resolution process contribute to the elevated active pipeline.

Generally, the amount of a loan subject to a repurchase/make-whole claim or with open PMI issues remains in the active pipeline throughout the appeals process with a GSE or PMI company until parties agree on the ultimate outcome. FHN reviews each claim and PMI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, repurchase loan or remit make-whole payment, or reflect cancellation of PMI). Contractual agreements with Fannie Mae and Freddie Mac state a response should be completed within 30 days of receiving a repurchase request. Working arrangements with both agencies include regular communications to review the current pipeline as well as address any concerns requiring immediate attention. Given the accumulation of GSE repurchase requests at FHN and backlog at the GSEs, FHN has been able to take additional time as needed to complete repurchase request reviews. At this point, FHN has not suffered any penalties from responses occurring after the 30-day contractual period. The Federal Housing Finance Agency (“FHFA”), the conservator of the GSEs, has become increasingly involved in the GSE’s repurchase activities which could lead to a change in historical practices for requesting and resolving repurchase obligations as the GSEs continue to attempt to recover additional losses.

The following table provides a rollforward of the active repurchase request pipeline, including related unresolved PMI cancellation notices for the three and nine months ended September 30, 2011 and September 30, 2010:

Table 15 - Rollforward of the Active Pipeline

	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0
	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - July 1, 2011	1,776	$324,847	94	$3,932	22	$1,320	1,892	$330,099
Additions	676	152,782	1	38	4	828	681	153,648
Decreases	(682)	(147,605)	(90)	(3,713)	(24)	(1,694)	(796)	(153,012)
Adjustments (a)	6	1,667	—	—	—	—	6	1,667

Ending balance - September 30, 2011	1,776	$331,691	5	$257	2	$454	1,783	$332,402

Legacy mortgage banking PMI cancellation notices:
Beginning balance - July 1, 2011	541	$120,732	—	—	—	—	541	$120,732
Additions	214	46,280	—	—	—	—	214	46,280
Decreases	(379)	(82,601)	—	—	—	—	(379)	(82,601)
Adjustments (a)	23	1,116	—	—	—	—	23	1,116

Ending balance - September 30, 2011	399	$85,527	—	—	—	—	399	$85,527

Total ending active pipeline - September 30, 2011 (b) (c)	2,175	$417,218	5	$257	2	$454	2,182	$417,929

	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0
	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - January 1, 2011	1,718	$377,735	357	$18,025	12	$1,022	2,087	$396,782
Additions	2,227	448,146	26	1,738	24	1,972	2,277	451,856
Decreases	(2,194)	(496,436)	(379)	(19,564)	(24)	(1,694)	(2,597)	(517,694)
Adjustments (a)	25	2,246	1	58	(10)	(846)	16	1,458

Ending balance - September 30, 2011	1,776	$331,691	5	$257	2	$454	1,783	$332,402

Legacy mortgage PMI cancellation notices:
Beginning balance - January 1, 2011	596	$137,373	—	—	—	—	596	$137,373
Additions	689	151,217	—	—	—	—	689	151,217
Decreases	(844)	(190,792)	—	—	—	—	(844)	(190,792)
Adjustments (a)	(42)	(12,271)	—	—	—	—	(42)	(12,271)

Ending balance - September 30, 2011	399	$85,527	—	—	—	—	399	$85,527

Total ending active pipeline - September 30, 2011 (b) (c)	2,175	$417,218	5	$257	2	$454	2,182	$417,929

	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0
	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - July 1, 2010	1,268	$269,004	88	$5,489	7	$821	1,363	$275,314
Additions	838	174,625	24	1,329	—	—	862	175,954
Decreases	(536)	(114,041)	(93)	(5,742)	(2)	(230)	(631)	(120,013)
Adjustments (a)	75	12,824	3	306	—	1	78	13,131

Ending balance - September 30, 2010	1,645	$342,412	22	$1,382	5	$592	1,672	$344,386

Legacy mortgage banking PMI cancellation notices:
Beginning balance - July 1, 2010	629	$135,758	—	—	—	—	629	$135,758
Additions	150	33,218	—	—	—	—	150	33,218
Decreases	(115)	(26,554)	—	—	—	—	(115)	(26,554)
Adjustments (a)	(108)	(17,837)	—	—	—	—	(108)	(17,837)

Ending balance - September 30, 2010	556	$124,585	—	—	—	—	556	$124,585

Total ending active pipeline - September 30, 2010 (b) (c)	2,201	$466,997	22	$1,382	5	$592	2,228	$468,971

	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0
	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - January 1, 2010	702	$149,829	39	$2,335	1	$354	742	$152,518
Additions	1,846	392,528	131	7,678	14	773	1,991	400,979
Decreases	(978)	(212,769)	(151)	(8,937)	(10)	(536)	(1,139)	(222,242)
Adjustments (a)	75	12,824	3	306	—	1	78	13,131

Ending balance - September 30, 2010	1,645	$342,412	22	$1,382	5	$592	1,672	$344,386

Legacy mortgage PMI cancellation notices:
Beginning balance - January 1, 2010	452	$103,170	—	—	—	—	452	$103,170
Additions	518	112,338	—	—	—	—	518	112,338
Decreases	(306)	(73,086)	—	—	—	—	(306)	(73,086)
Adjustments (a)	(108)	(17,837)	—	—	—	—	(108)	(17,837)

Ending balance - September 30, 2010	556	$124,585	—	—	—	—	556	$124,585

Total ending active pipeline - September 30, 2010 (b) (c)	2,201	$466,997	22	$1,382	5	$592	2,228	$468,971

(a)	Generally, adjustments reflect reclassifications between repurchase requests and PMI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests related to HELOCs sold in connection with branch sales.
(c)	In addition to the total ending active pipeline, FHN also considers loans sold where PMI coverage was cancelled for all loan sales and securitizations when determining the adequacy of the repurchase reserve. This additional considered amount was $271.9 million and $87.2 million at September 30, 2011 and 2010, respectively.

The following graph depicts inflows into the active pipeline by claimant type for each quarter during 2010 and 2011:

As of September 30, 2011, GSEs account for 98 percent of all actual repurchase/make-whole requests in the pipeline and 88 percent of the total active pipeline, inclusive of PMI cancellation notices and all other claims. For loans in the active pipeline for which FHN has received notification of PMI cancellation, 63 percent relate to loans sold to GSE’s. Consistent with originations, a majority of GSE claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims.

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

The following table provides information regarding resolutions (outflows) of the active pipeline during the three and nine month periods ended September 30, 2011 and 2010:

Table 17 - Active Pipeline Resolutions and Other Outflows

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	428	$89,907	389	$71,155
Rescissions or denials	394	67,252	227	47,211
Other, PMI, information requests	353	78,454	130	28,201

Total resolutions	1,175	$235,613	746	$146,567

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	1,062	$227,657	700	$134,557
Rescissions or denials	1,485	265,204	364	72,775
Other, PMI, information requests	894	215,625	381	87,996

Total resolutions	3,441	$708,486	1,445	$295,328

Total resolutions disclosed in Table 17 – Active Pipeline Resolutions and Other Outflows include both favorable and unfavorable resolutions and are reflected as “decreases” in the Rollforward of the Active Pipeline in Table 15. The UPB of actual repurchases, make-whole, settlement resolutions, which was $89.9 million during third quarter 2011, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When estimating the accrued liability using loss factors based on actual historical experience, FHN has applied cumulative average loss severities ranging between 50 and 60 percent of the UPB of the repurchased loan or make-whole claim. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 18 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $67.3 million in third quarter 2011, represent the amount of repurchase requests and make-whole claims where FHN was able to resolve without incurring losses. While cumulative average rescission rates have ranged between 45 and 55 percent since the 2008 divestiture, the repurchase and make-whole rescission rate in the first six months of 2011 was nearly 60 percent as more recent repurchase requests were successfully appealed primarily due to the nature of these claims; however, in third quarter 2011 the rate declined to 43 percent. The decline in third quarter 2011 was due to the composition of the resolutions as there was a higher level of loans resolved that lost PMI coverage during the quarter. Other, PMI, information requests, which were $78.5 million during third quarter 2011, includes providing information to claimant, issues related to PMI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with PMI companies, including situations where PMI was ultimately cancelled. While FHN has assessed the loans with PMI issues for loss content in estimating the repurchase liability, FHN will not realize loss (a decrease of the repurchase and foreclosure liability) unless a repurchase/make-whole claim is submitted and such request is unfavorably resolved.

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

In order to incorporate more current events, FHN then overlays management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests related to breach of representations and warranties, the active pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considers trends in the amounts and composition of new inflows into the pipeline. FHN has observed loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and cumulative average rescission rates between 45 percent and 55 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels.

For purposes of estimating loss content, FHN also considers reviewed PMI cancellation notices where coverage has been cancelled. When assessing loss content related to loans where PMI has been cancelled, FHN first reviews the amount of unresolved PMI cancellations that are in the active pipeline and adjusts for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applies loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved PMI pipeline for loans that were sold to GSEs. For GSE PMI cancellation notices, the methodology for determining the accrued liability contemplates a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN has been less successful in favorably resolving mortgage insurance cancellation notifications with PMI companies. Loss severity rates applied to GSE PMI cancellation notifications are consistent with those applied to actual GSE claims. For GSE PMI cancellation notifications where coverage has been ultimately cancelled and are no longer included in the active pipeline, FHN applies a 100 percent repurchase rate in anticipation that such loans ultimately will result in repurchase/make-whole requests from the GSEs since PMI coverage for certain loans is a GSE requirement. In determining adequacy of the repurchase reserve, FHN considered $271.9 million in UPB of loans sold where PMI coverage was cancelled for all loan sales and securitizations compared to $87.2 million in 2010.

Repurchase and Foreclosure Liability

When determining the adequacy of the repurchase and foreclosure liability, FHN also considers that a majority of these sales ceased in third quarter 2008 when FHN sold its national mortgage origination business. FHN compares the estimated probable incurred losses within the pipeline and the estimated losses resulting from the baseline model with current reserve levels. Changes in the estimated required liability levels are recorded as necessary. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels but are included in FHN’s aggregate repurchase liability in Table 18. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform.

The following table provides a rollforward of the repurchase liability by loan product type for the three and nine months ended September 30, 2011 and 2010:

Table 18 - Reserves for Repurchase and Foreclosure Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
First Liens
Beginning balance	$167,245	$155,934	$176,283	$104,464
Provision for repurchase and foreclosure losses	52,791	46,396	119,073	138,269
Net realized losses	(52,791)	(35,936)	(128,111)	(76,339)

Ending balance	$167,245	$166,394	$167,245	$166,394

Second Liens
Beginning balance	$2,055	$6,066	$6,571	$1,268
Provision for repurchase and foreclosure losses	—	2,540	(4,516)	7,338

Ending balance	$2,055	$8,606	$2,055	$8,606

HELOC
Beginning balance	$2,589	$2,603	$2,589	$2,781
Net realized losses	(510)	(14)	(510)	(192)

Ending balance	$2,079	$2,589	$2,079	$2,589

Total Reserves for Repurchase and Foreclosure Losses
Beginning balance	$171,889	$164,603	$185,443	$108,513
Provision for repurchase and foreclosure losses	52,791	48,936	114,557	145,607
Net realized losses	(53,301)	(35,950)	(128,621)	(76,531)

Ending balance	$171,379	$177,589	$171,379	$177,589

Certain previously reported amounts have been reclassified to agree with current presentation.

The liability for repurchase and foreclosure losses was $171.4 million as of September 30, 2011, compared to $177.6 million as of September 30, 2010. The decrease in the liability since third quarter 2010 is primarily the result of a decline in the active pipeline and relatively stabilizing inflows from a year ago. In third quarter 2011, FHN recognized expense of $52.8 million to increase the repurchase and foreclosure liability compared with $48.9 million in 2010. Generally, since the divestiture of the legacy mortgage banking business in 2008, the amount of inflow into the active pipeline increased each quarter until the end of 2010, then began trending downward in first and second quarter 2011, but increasing in third quarter 2011. However, pipeline inflows and the ending active pipeline declined from the end of 2010 with a greater amount of resolutions than new claims in 2011. In the third quarter of 2011 and 2010, success rates on putbacks and the loss severity rates applied to the pipeline inflow was generally consistent in both periods.

Net realized losses for the repurchase of first lien loans or make-whole payments increased to $53.3 million during 2011 compared with $36.0 million during 2010. The first lien net realized losses in Table 18 reflect net losses on $89.9 million of repurchase, make-whole, and settlement resolutions reflected in Table 17 – Active Pipeline Resolutions and Other Outflows. In 2011, the net realized losses incurred were 59 percent of the UPB of repurchase/make-whole requests resolved through the third quarter. In 2010, first lien net realized losses were $36.0 million representing a 51 percent actual loss severity.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased in third quarter 2011 was $14.1 million compared with $31.3 million during 2010. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet. Refer to the discussion of repurchase and foreclosure reserves under Critical Accounting Policies and also Note 9 – Contingencies and Other Disclosures for additional information regarding FHN’s repurchase obligations.

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

Other reasons FHN’s experience could deviate from industry peers or otherwise include: (1) FHN has limited insight into industry peers’ estimation methodologies; (2) other companies may have better access to the current status of the loans they sold due to their retention of servicing for those loans; and (3) the current environment, where purchasers of loans are under significant pressure to reduce losses, has no recent historical precedent and therefore is inherently unpredictable. With the sale of national mortgage banking operations and the strategic decision to focus on core banking businesses, FHN executed numerous bulk sales of its servicing portfolio (primarily GSE loans) to various buyers. Prior to the sale, the UPB of the loans in the servicing portfolio was approximately $98 billion compared with approximately $24 billion as of September 30, 2011. While FHN continues to service substantially all of the loans sold through proprietary securitizations, only $9.1 billion of the loans that were sold to GSEs continue to be serviced by FHN. For loans originated and sold but no longer serviced, FHN does not have visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity that may reduce repurchase exposure or impact reserve estimation.

Reinsurance Obligations

A wholly-owned subsidiary of FHN entered into agreements with several providers of private mortgage insurance whereby the subsidiary agreed to accept insurance risk for specified loss corridors for pools of loans originated in each contract year in exchange for a portion of the PMI premiums paid by borrowers (i.e., reinsurance arrangements). The loss corridors varied for each primary insurer for each contract year. The estimation of FHN’s exposure to losses under these arrangements involved the determination of FHN’s maximum loss exposure by applying the low and high ends of the loss corridor range to a fixed amount that is specified in each contract. FHN then performed an estimation of total loss content within each insured pool of loans to determine the degree to which its loss corridor had been penetrated. Management obtained the assistance of a third-party actuarial firm in developing its estimation of loss content. This process included consideration of factors such as delinquency trends, default rates, and housing prices which were used to estimate both the frequency and severity of losses. No new reinsurance arrangements were initiated after 2008. As of September 30, 2011, FHN had settled all of its reinsurance obligations with primary insurers through termination of the related reinsurance agreement and transfer of the associated trust assets.

The following table provides a rollforward of the reinsurance reserve for the periods ended September 30, 2011 and 2010:

Table 19 - Reserves for Reinsurance Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Beginning balance	$—	$13,134	$11,187	$29,321
Expense recognized	—	(507)	—	(1,296)
Payments to primary insurers	—	(2,785)	(2,757)	(4,594)
Reduction of liability from settlements	—	—	(8,430)	(13,589)
Other	—	1,649	—	1,649

Ending balance	$—	$11,491	$—	$11,491

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Continued uncertainties remain surrounding the national economy, the housing market, the regulatory environment, and the European financial situation and will continue to present challenges for FHN. Although the national economy has exhibited signs of improvement, economic conditions are still stressed and could regress which may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers resulting in continued pressure on net interest income. Additionally, despite the significant reduction of legacy national lending operations, the ongoing economic stress and uncertainty in the housing market could continue to affect borrower defaults resulting in elevated repurchase losses for loans sold subject to repurchase requests from GSEs or could impact losses recognized by investors in proprietary securitizations which could result in repurchase losses or litigation. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies within MD&A, and Note 9 – Contingencies and other Disclosures for additional discussion regarding FHN’s repurchase obligations. The economic and political uncertainty in Europe could impact FHN indirectly through hedging or other counterparties, FHN’s customers with European businesses and/or assets denominated in the Euro, interest rates, inflation/deflation rates, and the regulatory environment should there be a political response to major financial disruptions, all of which could have a financial impact on FHN.

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

The Durbin Amendment to the Reform Law empowers the Federal Reserve Board (“FRB”) to set prices for debit interchange services that banks provide. In second quarter 2011, the FRB finalized the debit card interchange rule capping base fees at 21 cents per transaction with an additional 5 basis points available to cover fraud losses. Based on this final ruling, it is estimated that FHN’s annual revenue from interchange fees could by reduced by approximately $15 million to $20 million. A substantial portion of the lost revenue should be mitigated by increasing transactional and product fees, modification of deposit products, and reducing fee waivers.

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

Foreclosure Practices

The focus on judicial foreclosure practices of financial institutions nationwide has expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities, which could impact FHN through increased operational and legal costs. FHN owns and services residential mortgage loans. By the end of 2010, FHN had reviewed its processes relating to foreclosure on loans it owns and services and no material issues were identified. FHN has continued to review and revise, as appropriate, its foreclosure processes in coordination with loss mitigation practices and to continue to monitor these processes with the goal of conforming them to changing servicing requirements.

FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the still-owned portion of FHN’s mortgage servicing portfolio was outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in August 2011. In 2011, FHN entered into a replacement agreement (the “2011 subservicing agreement”) with a new subservicer (the “2011 subservicer”). Regarding the subserviced loan portfolio, under the terms of the 2008 subservicing agreement, the 2008 Subservicer was required to service the loans covered in accordance with: applicable law, including regulatory requirements; applicable servicing requirements as set forth in sale, securitization, agency guide, insurer, investor agreements; the mortgage loan documents; and accepted servicing practices of a prudent mortgage lending servicer including evolving interpretations of applicable servicing requirements including new requirements as defined in the subservicing agreement. The 2008 subservicing agreement also contained a provision allowing the 2008 subservicer to follow FHN’s practices as they existed for the 180 days prior to August 2008 if they are followed in all material respects utilizing personnel of equivalent experience and existing systems and processes unless and until the 2008 subservicer becomes aware that the servicing practices do not comply with applicable servicing requirements. The 2008 subservicer would be required to indemnify FHN for breach of the terms of the 2008 subservicing agreement or for continuing a practice with knowledge that it violated accepted servicing requirements. In the event of a dispute between FHN and the 2008 subservicer over any liabilities for subservicer’s servicing and management of foreclosure processes, FHN cannot predict the costs that maybe incurred. Accordingly, FHN is unable to determine a probable loss or estimate a range of reasonably possible loss due to uncertainty related to these matters. No liability has been established.

By the end of first quarter 2011, federal banking regulators had completed examinations of foreclosure and loss mitigation practices of large, federally regulated mortgage servicers, including FHN’s 2008 subservicer, and have entered into consent decrees with several of the institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer is subject to a consent decree and has advised FHN that it has implemented or is in the process of implementing the new standards, including a single point of contact for a borrower during the loss mitigation practice. In accordance with the terms of the consent decree, the 2008 subservicer has commenced an independent third party assessment of its foreclosure processes and will participate in a regulator-prescribed foreclosure claims review process commencing in fourth quarter 2011. As a result of the above examinations, in June 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, and testing and file reviews. FHN has reviewed the Supervisory Guidance and is utilizing a third party to assist in its self-assessment of its foreclosure management process relating to all its mortgage servicing, including that conducted by the 2011 subservicer. The assessment is scheduled for completion by fourth quarter 2011. Also in connection with the 2008 subservicer’s third party assessment process, FHN and its 2011 subservicer will cooperate with the 2008 subservicer to identify and correct any servicing deficiencies in foreclosure or loss mitigation that might impact FHN’s subserviced loans.

In addition, the attorneys general of all 50 states concluded a joint investigation of foreclosure practices across the industry and proposed sweeping changes in servicing practices related to foreclosures and substantial penalties. The media have reported that the attorneys general, the Justice Department, the Department of HUD, the Federal Trade Commission and the Treasury Department continue to attempt to reach a settlement with several large mortgage servicers, however, the reported withdrawal of two or more state attorneys general from the negotiations may hinder a final settlement. FHN is not a party to those discussions and FHN’s 2008 subservicer has advised it has not been involved in those discussions.

FHN entered into the 2011 subservicing agreement effective August 31, 2011. Under the terms of the 2011 subservicing agreement the 2011 Subservicer must comply with foreclosure and servicing standards as defined by federal law and regulatory guidance, applicable state laws, investor requirements and accepted servicing practices, as well as evolving legal, regulatory, investor and where applicable judicial requirements relating to foreclosure and loss mitigation. FHN will continue to work with the 2011 subservicer to ensure compliance.

Also, as it relates to foreclosure practices, there have been both favorable and unfavorable rulings by courts in various states involving the requirements for proof of ownership and the sufficiency of recordation of securitized mortgage loans. The ultimate impact of these decisions on the procedures and documentation required to foreclose securitized mortgage loans is not yet fully developed but could be unfavorable. FHN continues to work with its 2008 and 2011 subservicers and foreclosure counsel with the goal of ensuring that appropriate proof of ownership and documentation is presented at the time of each foreclosure proceeding.

FHN anticipates continued changes in foreclosure and loss mitigation practices in response to the industry-wide servicing standards introduced by the OCC and other federal regulators in the consent decrees, the Federal Reserve Board’s proposal on servicing practices, regulations and mortgage servicing standards issued by the Consumer Finance Protection Bureau, and applicable state laws modifying foreclosure and loss mitigation requirements. FHN cannot predict the costs of implementing the new servicing requirements. It also remains unclear what actions will be taken by individual states through attorneys general or other third parties including borrowers, related to foreclosure and loss mitigation practices in the industry or specific actions by FHN or by its 2008 subservicer. FHN cannot predict the amount of operating costs, costs for foreclosure delays (including costs connected with servicing advances), legal expenses, or other costs (including title company indemnification) that may be incurred as a result of the internal reviews or external actions. Accordingly, FHN is unable to determine a probable loss or estimate a range of possible loss due to uncertainty related to these matters. No liability has been established.

Subserviced Loan Modification Programs

The significant increase in the volume of delinquencies and defaults in residential mortgage loans coupled with the complexities of various loan modification programs has resulted in increased subservicing costs, expanded regulatory supervision, and increased exposure to borrower and investor complaints and litigation.

Since 2008, residential mortgage loan servicers have implemented numerous loan modification and foreclosure relief programs according to evolving investor requirements, applicable laws and accepted servicing practices. Over 130,000 residential mortgage loans were subserviced for FHN as of September 30, 2011. This loan population consists primarily of GSE loans and loans in proprietary securitizations, which account for approximately 90 percent of the subserviced population as of September 30, 2011. Loss mitigation programs are available to eligible borrowers with GSE and securitization loans. The programs implemented by the GSEs are based largely on the HAMP and other programs developed by federal agencies. The loans in proprietary securitizations are subject to proprietary modification guidelines developed by FHN in compliance with the terms of the securitization agreements. To conform to evolving industry practices and their effect on the specific requirements of securitized loans, FHN amended its 2008 subservicing agreement in June 2009, to incorporate the terms and requirements of FHN’s proprietary modification program.

Mortgage Subservicing Agreements

FHN maintains a sizeable mortgage servicing portfolio from legacy mortgage operations which has been subserviced by the purchaser of the national mortgage business since 2008. The 2008 subservicing agreement expired in August 2011, and was replaced with the 2011 subservicing agreement as discussed above. FHN currently expects that under the 2011 subservicing agreement, FHN’s direct subservicing fees will increase by approximately $3 million to $4 million per quarter, which should be offset in part by improved loss mitigation results and reduced losses overall.

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

MORTGAGE SERVICING RIGHTS AND OTHER RETAINED INTERESTS

When FHN sold mortgage loans in the secondary market to investors, it generally retained the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. An amount was capitalized as MSR on the Consolidated Condensed Statements of Condition at current fair value. In certain cases, FHN also retained excess interests which represent rights to receive earnings from serviced assets that exceed contractually specified servicing fees and are legally separable from the base servicing rights. Excess interests are included in Trading securities on the Consolidated Condensed Statements of Condition at current fair value.

MSR and Excess Interest Estimated Fair Value

FHN has elected fair value accounting for all classes of mortgage servicing rights. The fair value of MSR and excess interest typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in part on (1) the magnitude of changes in market interest rates and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates of loans sold with servicing or other interests retained.

See Note 16 – Fair Value, the “Determination of Fair Value” section for a description of FHN’s valuation methodology for MSR and excess interests. FHN relies primarily on a discounted cash flow model to estimate the fair value of MSR and excess interests. Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSR requires FHN to make several critical assumptions based upon current market data. The primary critical assumptions used by FHN to estimate the fair value of excess interests are prepayment speeds and discount rates.

Prepayment Speeds: Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized MSR and excess interests. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, FHN utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates, and other factors. For purposes of model valuation, estimates are made for each product type within the MSR and excess interest portfolio on a monthly basis.

Table 20 - Prepayment Assumptions

	Three Months Ended September 30
	2011	2010
Prepayment speeds
Actual	16.4%	22.0%
Estimated*	22.5	26.2

*	Estimated prepayment speeds represent average monthly prepayment speed estimates for each of the periods presented.

Discount Rate: Represents the rate at which expected cash flows are discounted to arrive at the net present value of servicing income. Discount rates will change with market conditions (i.e., supply vs. demand) and be reflective of the yields expected to be earned by market participants investing in MSR or excess interests.

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

FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. On September 30, 2011 and 2010, FHN determined that the MSR and excess interests valuations and assumptions were reasonable based on the price discovery process.

The MSR Hedging Committee reviews the overall assessment of the estimated fair value of MSR and excess interests monthly and is responsible for approving the critical assumptions used by management to determine the estimated fair value of FHN’s retained interests. In addition, this committee reviews the source of significant changes to the carrying values each quarter and is responsible for current hedges and approving hedging strategies.

Hedging the Fair Value of MSR and Excess Interests

FHN enters into financial agreements to hedge a substantial portion of its retained interests in order to minimize the effects of loss in value of MSR and excess interests associated with increased prepayment activity that generally results from declining interest rates. See Note 14 – Derivatives for information related to FHN’s hedging of retained interests. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. Successful economic hedging will help minimize earnings volatility that may result from carrying MSR and excess interests at fair value. FHN does not specifically hedge the change in fair value of MSR or excess interests attributed to other risks, including unanticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), discount rates, cost to service, and other factors. To the extent that these other factors result in changes to the fair values, FHN experiences volatility in current earnings due to the fact that these risks are not currently hedged.

REPURCHASE AND FORECLOSURE LIABILITY

Prior to 2009, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. From 2005 through 2008, FHN originated and sold $69.5 billion of such loans to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $47.0 billion of such loans without recourse in proprietary transactions. Of the amount originally securitized, $12.7 billion of current UPB relates to securitization trusts that are still active.

Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to GSEs. Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans) were sold to investors predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-GSE purchasers. In addition, through its legacy mortgage business FHN originated with the intent to sell and sold HELOC and second lien mortgages through whole loan sales to private purchasers. For loans sold or securitized without recourse, FHN has obligations to either repurchase the loan for its outstanding principal balance or make the purchaser whole for the economic losses of the loan if it is determined that the loan sold was in violation of representations or warranties made by FHN upon closing of the sales. Contractual representations and warranties vary significantly depending upon the transaction and purchaser-type (agency versus private) of the loans transferred. Typical whole loan sales include relatively broad representations and warranties, while proprietary securitizations include more limited representations and warranties. Refer to the Repurchase and Related Obligations from Loans Originated for Sale within MD&A for a discussion of representation and warranties for loans sold or securitized.

In addition, FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, FHA insurance, or VA guaranty. Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the Federal Housing Administration (“FHA”) and Veterans Administration (“VA”). FHN may absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Additionally, loss related to repurchase obligations for loans sold with full or limited recourse represent a small amount of the FHN’s accrued liability for repurchase obligations.

Repurchase Accrual Methodology

The methodology used to estimate the repurchase and foreclosure liability is a function of the representations and warranties in the sales agreements, and considers a variety of factors including, but not limited to: actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that FHN will receive a repurchase request or PMI cancellation notice, and estimated probability that FHN will be required to repurchase a loan. The estimate is based upon currently available information and includes significant judgment by management, uncertainties, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of FHN’s liability. In many cases, FHN no longer services loans that may be subject to repurchase requests by GSEs.

Currently, FHN services only $9.1 billion of the loans sold to GSEs and therefore has no visibility into the current status (i.e., current UPB, delinquency, refinance activity, etc.) of the loans that were sold that FHN no longer services. This presents uncertainty in estimating future repurchase claims from GSEs as FHN does not have knowledge of the current performing status of loans sold potentially subject to contractual representation and warranty claims. Uncertainty also exists in estimating repurchase obligations due to incomplete knowledge regarding the status of investors’ reviews. The liability may vary significantly each period as the methodology used continues to be refined based on the level and type of repurchase requests, defects identified, change in request patterns/trends from GSEs, and other relevant facts and circumstances.

Repurchase and Foreclosure Liability

FHN has evaluated its exposure under all of these obligations, including a smaller amount related to equity-lending junior lien loan sales, and accordingly, has reserved for losses of $169.3 million and $177.6 million as of September 30, 2011 and 2010, respectively. Liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition while expense is included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. At September 30, 2011, FHN had not accrued for exposure for repurchase of loans related to proprietary securitizations arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that offering documents under which the loans were securitized were materially deficient. See Note 9 – Contingencies and Other Disclosures and the Repurchase and Related Obligations from Loans Originated for Sale section in this MD&A for additional information regarding FHN’s repurchase and make-whole obligations.

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

FHN performs impairment analysis when these disposal actions indicate that an impairment of goodwill may exist. In third quarter 2011, FHN performed an interim goodwill impairment assessment given the impact of current market conditions on FHN’s stock price. This interim assessment concluded that the fair value of the reporting units continues to remain significantly above the carrying values. FHN will perform the required annual assessment as described below in fourth quarter 2011.

Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. As such, FHN engages an independent valuation expert to assist in the computation of the fair value estimates of each reporting unit as part of its annual assessment. The 2010 assessment for the regional banking reporting unit utilized three separate methodologies: a discounted cash flow model, a comparison to similar public company’s trading values and a comparison to recent acquisition values. A weighted average calculation was performed to determine the estimated fair value of the regional banking reporting unit. A discounted cash flow methodology was utilized in determining the fair value of the capital markets reporting unit. The valuations as of October 1, 2010 indicated no goodwill impairment in any of the reporting units. As of the measurement date, the fair value of regional banking and capital markets exceeded their carrying values by 38 percent and 201 percent, respectively.

Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using appropriate valuation methodologies and inputs, including utilization of market observable data and internal cash flow models. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the regional banking and capital markets business segments. As of September 30, 2011, the corporate and non-strategic segments had no associated goodwill. In first quarter 2011, the non-strategic segment recognized goodwill impairment of $10.1 million related to the contracted sale of FHI. FHN allocated a portion of the goodwill from the applicable reporting unit to the asset group held for sale in determining the carrying value of the disposal group. In determining the amount of impairment, FHN compared the carrying value of the disposal group to the estimated value of the contracted sale price, which primarily included observable inputs in the form of financial asset values but which also included certain non-observable inputs related to the estimated values of post-closing events and contingencies. Impairment of goodwill was recognized for the excess of the carrying amount over the fair value of the disposal group. Reporting units have been defined as the same level as the operating business segments.

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

Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. The balance sheet method is used to determine deferred taxes. Under this method, the net DTA or DTL is based on the tax consequences of differences between the book and tax bases of assets and liabilities, which are determined by applying enacted statutory rates applicable to future years to these temporary differences. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, deferred tax assets are subject to a “more likely than not” test. If the “more likely than not” test is not met a valuation allowance must be established against the deferred tax asset. On September 30, 2011, FHN’s net DTA was approximately $149 million. FHN evaluates the likelihood of realization of the net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at September 30, 2011, is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, FHN forecasts substantially more taxable income in the carryforward period, exclusive of potential tax planning strategies, even under conservative assumptions. Additionally, FHN has sufficient carryback positions, reversing DTL, and potential tax planning strategies to fully realize its DTA. FHN believes that it will realize the net DTA within a significantly shorter period of time than the twenty year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the recognized approximate $149 million net DTA is more likely than not.

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

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides that an entity may first perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, when determining whether it is necessary to perform the current two-step goodwill impairment test discussed in FASB Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”). Thus, if an entity concludes from its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step test. ASU 2011-08 provides examples of events and circumstances that should be considered in an evaluation of whether it is more likely than not that the fair value of an entity’s reporting unit is less than its carrying amount. The new qualitative indicators replace the guidance currently provided in ASC 350 which is used to determine whether an interim goodwill impairment test is required, and is applicable for assessing whether to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the provisions of ASU 2011-08, entities will be allowed, on the basis of their discretion, to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, and will be able to resume performing the qualitative assessment in any subsequent period. ASU 2011-08 removes the current alternative in ASC 350 which allows for the carryforward of the detailed calculation of the fair value of a reporting unit from one year to the next if certain conditions are met. The provisions of ASU 2011-08 are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the provisions of ASU 2011-08 will have no effect on FHN’s statement of condition, results of operations, or cash flows.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that net income and other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also provides that regardless of the method used to present comprehensive income, presentation is required on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-05 does not change the current option for entities to present components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. The provisions of ASU 2011-05 are effective for periods beginning after December 15, 2011, with retrospective application to all periods presented in the financial statements required. Early adoption of the provisions in ASU 2011-05 is permitted, and no transition disclosures are required upon adoption. FHN is currently assessing the effects of adopting the provisions of ASU 2011-05.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides that the highest-and-best use and valuation-premise concepts included in ASC 820 are only relevant when measuring the fair value of nonfinancial assets, thereby prohibiting the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. However, under ASU 2011-04 an exception is permitted which allows an entity to measure the fair value of financial instruments that are managed on the basis of the entity’s net exposure to a particular market risk, or to the credit risk of a particular counterparty, on a net basis when certain criteria are met. Such criteria include that there is evidence that the entity manages its financial instruments in that way, the entity applies such accounting policy election consistently from period to period, and the entity is required or has elected to measure those financial assets and financial liabilities at fair value in the statement of financial position at the end of each reporting period. Additionally, to qualify for the exception to the valuation premise, the market risks that are being offset must be substantially the same. ASU 2011-04 also extends ASC 820’s prohibition on the use of blockage factors in fair value measurements to all three levels of the fair value hierarchy except for fair value measurements of Level 2 and 3 measurements when market participants would incorporate the premium or discount into the measurement at the level of the unit of account specified in other guidance. ASU 2011-04 also provides that an entity should measure the fair value of its own equity instruments from the perspective of a market participant that holds the instruments as assets. Under ASC 820, as amended, expanded disclosures are required including disclosure of quantitative information about significant unobservable inputs used in Level 3 fair value measurements, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. Additional disclosures required under ASU 2011-04 include disclosure of fair value by level for each class of assets and liabilities not recorded at fair value but for which fair value is disclosed, and disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers. The provisions of ASU 2011-04 are effective for periods beginning after December 15, 2011, with disclosure of the change, if any, in valuation technique and related inputs resulting from application of the amendments to ASC 820 required upon adoption, along with quantification of the total effect of the change, if practicable. FHN is currently assessing the effects of adopting the provisions of ASU 2011-04.

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

NON-GAAP Information

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 21 - Non-GAAP to GAAP Reconciliation

	Three Months Ended September 30
(Dollars in thousands)	2011	2010
Net interest income adjusted for impact of FTE (Non-GAAP):
Regional Banking:
Net interest income (GAAP)	$140,603	$142,220
Fully taxable equivalent (“FTE”) adjustment	1,434	666

Net interest income adjusted for impact of FTE (Non-GAAP)	$142,037	$142,886

Capital Markets:
Net interest income (GAAP)	$5,555	$8,584
Fully taxable equivalent (“FTE”) adjustment	81	66

Net interest income adjusted for impact of FTE (Non-GAAP)	$5,636	$8,650

Corporate:
Net interest income (GAAP)	$(463)	$(2,845)
Fully taxable equivalent (“FTE”) adjustment	40	59

Net interest income adjusted for impact of FTE (Non-GAAP)	$(423)	$(2,786)

Non-Strategic:
Net interest income (GAAP)	$30,645	$38,184
Fully taxable equivalent (“FTE”) adjustment	—	—

Net interest income adjusted for impact of FTE (Non-GAAP)	$30,645	$38,184

Total Consolidated:
Net interest income (GAAP)	$176,340	$186,143
Fully taxable equivalent (“FTE”) adjustment	1,555	791

Net interest income adjusted for impact of FTE (Non-GAAP)	$177,895	$186,934

	September 30		December 31
(Dollars in thousands)	2011	2010	2010
Tier 1 common (Non-GAAP):
Tier 1 capital (a)	$2,875,113	$3,526,115	$2,812,471
Less: Preferred stock capital surplus - CPP	—	810,974	—
Less: Noncontrolling interest - FTBNA preferred stock (b) (c)	294,816	294,816	294,816
Less: Trust preferred (d)	200,000	300,000	200,000

Tier 1 common (Non-GAAP)	$2,380,297	$2,120,325	$2,317,655

(a)	Defined by and calculated in conformity with bank regulations.
(b)	Represents FTBNA preferred stock included in noncontrolling interest.
(c)	Included in total equity on the Consolidated Condensed Statements of Condition.
(d)	Included in term borrowings on the Consolidated Condensed Statements of Condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 104 of this report and the subsections entitled “Market Risk Management” appearing on page 105 and “Interest Rate Risk Management” appearing on page 107 of this report,
(b)	Note 15 to the Consolidated Condensed Financial Statements appearing on pages 53-58 of this report,
(c)	Management’s Discussion and Analysis of Results of Operations and Financial Condition appearing in FHN’s 2010 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 53 of that Report and the subsections entitled “Market Risk Management” appearing on page 54 and “Risk Management – Interest Rate Risk Management” appearing on pages 56-58 of that Report, and
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

The “Contingencies” section of Note 9 to the Consolidated Condensed Financial Statements beginning on page 29 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors

The following discussion supplements and updates Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

Risks Associated with Monetary Events

In the third quarter of 2011 the Federal Reserve announced a new quantitative easing monetary initiative known in the U.S. press as operation twist. Under operation twist the Federal Reserve will purchase longer-term U.S. Treasury debt rather than the short-term debt purchased in two recent quantitative easing initiatives known as QE1 and QE2. One effect of operation twist, unlike QE1 and QE2, may be a flattening of the yield curve. The risks associated with flattening the yield curve are discussed under the caption “Interest Rate and Yield Curve Risks” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010. Those risks include, among others, a possible reduction in our net interest margin. If loan balances remain constant, a reduction in net interest margin would result in a reduction in our net interest income, which is a major component of our revenues.

During 2011 the economic and political situation in Europe has become uncertain due in part to monetary and financial stresses. Although we have little direct exposure to Euro-denominated assets or to European debt, in the future major adverse events in Europe could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (i) sovereign debt default (default by one or more European governments in their borrowings), (ii) European bank and/or corporate debt default, (iii) market and other liquidity disruptions, and, if stresses become especially severe, (iv) the collapse of the European Union as a coherent economic group and/or the collapse of its currency, the Euro. Such events could impact us because the U.S. financial system is linked in many ways to the European financial system. The methods by which such events could adversely affect us are highly varied, but broadly include the following: impacts upon our hedging and other counterparties, especially those which have European business relationships or hold Euro assets; impacts upon our customers, especially those which have European business relationships or hold Euro assets; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation/deflation rates; and impacts upon us from our regulatory environment, which can change substantially and unpredictably from possible political response to major financial disruptions.

Volcker Rule Proposal

In October 2011 the following key rulemaking action was proposed under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“DF Act”). This proposal is not expected to become final in 2011, and the final rule may differ significantly from its proposed form.

—

The Board of Governors of the Federal Reserve System, among other agencies, has issued a proposal to implement the DF Act’s so-called Volcker provisions. The proposal would prohibit financial services companies from engaging in proprietary trading activities and from investing in and sponsoring hedge funds and private equity funds. Key definitions under the proposal are broad so that the proposal would regulate a wide range of activities. The proposal is far reaching and likely to impact the business operations of many U.S. financial companies. The proposal was released only recently; at this time we are assessing the scope and probability of potential impacts upon us.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table, including the explanatory notes, is incorporated herein by reference to Table 8 and the explanatory notes included in Item 2 of Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 91.

Items 3 and 5

As of the end of the third quarter 2011, the answers to Items 3 and 5 were either inapplicable or negative, and therefore these items are omitted.

Item 4	[Reserved]

Item 6	Exhibits

(a)	Exhibits.

Exhibit No.	Description
3.2	Bylaws of First Horizon National Corporation, as amended and restated October 17, 2011, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed October 20, 2011.

4*	Instruments defining the rights of security holders, including indentures.

10.1**	Rate Applicable to Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

10.2**	Form of Amendment No. 3 to the Pension Restoration Plan

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 56-58 and pages 194-196 in the Corporation’s 2010 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 19, 2011, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)***	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)***	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101****	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2011 and 2010, and December 31, 2010; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2011 and 2010; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010; (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase

101.DEF****	XBRL Taxonomy Extension Definition Linkbase

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.

***	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.

****	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to this Report shall be deemed “furnished” and not “filed.”

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

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: November 7, 2011	By:	/s/ William C. Losch III

Name:	William C. Losch III
Title:	Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws of First Horizon National Corporation, as amended and restated October 17, 2011, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed October 20, 2011.

4*	Instruments defining the rights of security holders, including indentures.

10.1**	Rate Applicable to Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

10.2**	Form of Amendment No. 3 to the Pension Restoration Plan

13	The “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 56-58 and pages 194-196 in the Corporation’s 2010 Annual Report to shareholders furnished to shareholders in connection with the Annual Meeting of Shareholders on April 19, 2011, and incorporated herein by reference. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)***	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)***	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101****	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2011 and 2010, and December 31, 2010; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2011 and 2010; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010; (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB****	XBRL Taxonomy Extension Label Linkbase

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase

101.DEF****	XBRL Taxonomy Extension Definition Linkbase

*	The Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

**	This is a management contract or compensatory plan required to be filed as an exhibit.

***	Furnished pursuant to 18 U.S.C. Section 1350; not filed as part of this Report or as a separate disclosure document.

****	In accordance with Regulation S-T, the interactive data file information in Exhibit No. 101 to this Report shall be deemed “furnished” and not “filed.”

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