Form 10-K
period 2011-12-31
FIRST HORIZON NATIONAL CORP
filed 2012-02-28
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

At June 30, 2011, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $2.5 billion.

At January 31, 2012, the registrant had 256,394,438 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2011 Annual Report to shareholders – Parts I, II, and IV

Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 17, 2012 – Part III

PART I

Note on Page Number References
In this report, references to specific pages in the Corporation’s 2011 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2011 Annual Report to shareholders.

ITEM 1
BUSINESS

General Overview.

          First Horizon National Corporation (the “Corporation,” “FHN,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and are a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2011, the Corporation had total consolidated assets of $24.8 billion and ranked 1st in terms of total assets among Tennessee-headquartered bank holding companies.

          We provide diversified financial services primarily through our principal subsidiary, First Tennessee Bank National Association (the “Bank” or “FTBNA”), and its subsidiaries. Financial results of operations are reported through segments based on financial accounting and reporting principles rather than the legal structure of the Bank and other subsidiaries. In first quarter 2010, we revised our operating segments to better align with our strategic direction, representing a renewed focus on our regional banking franchise and capital markets business. At year-end 2011 FHN has four business segments: regional banking, capital markets, corporate, and non-strategic.

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

          The nonstrategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

          The approximate percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) and consolidated expenses ascribed to each of our segments for the past three years is set forth below. During that period the Regional Banking segment’s share of total revenues has grown while its share of total expenses has remained relatively flat. Correspondingly, during that period the share of revenues provided by Non-Strategic and, to a lesser extent, Capital Markets has fallen while their share of expenses remained relatively flat.

REVENUE AND EXPENSE MIX ASSOCIATED WITH BUSINESS SEGMENTS

	Revenues			Expenses

	2011	2010	2009	2011	2010	2009

Regional Banking	56%	51%	43%	44%	45%	42%
Capital Markets	25%	27%	32%	25%	24%	25%
Corporate	5%	4%	4%	8%	5%	6%
Non-Strategic	14%	18%	21%	23%	26%	27%

          Financial and other additional information concerning our segments – including information concerning assets, revenues, and financial results – appears in the response to Item 7 of Part II hereof and Note 21 to the Consolidated Financial Statements contained in our 2011 Annual Report to Shareholders. During 2011 approximately 53% of our consolidated revenues were provided by fee and other noninterest income and approximately 47% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

          The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2011 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $1.5 billion and contributed the majority of our consolidated revenue from continuing operations. At December 31, 2011, the Bank had $24.6 billion in total assets, $16.4 billion in total deposits, and $16.0 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2011.

          At December 31, 2011, the Corporation’s subsidiaries had over 200 business locations in 17 U.S. states, Hong Kong, and Tokyo, excluding off-premises ATMs. Almost all of those locations were bank financial centers and FTN Financial offices.

          At December 31, 2011, the Bank had 183 branch locations in four states: 172 branches in the major metropolitan areas of Tennessee discussed in the “Competition” section beginning on page 16 of this report; 2 branches in northwestern Georgia; 7 branches in northwestern Mississippi; and 2 branches in North Carolina.

          FTN Financial products and services, at December 31, 2011, were offered through 18 offices in total, including 16 offices in 14 states plus an office in each of Hong Kong and Tokyo.

          At December 31, 2011, we provided the following services through our subsidiaries:

•	general banking services for consumers, businesses, financial institutions, and governments

•

through FTN Financial – fixed income sales and trading; underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; loan sales; advisory services; and derivative sales

•	discount brokerage and full-service brokerage

•	correspondent banking

•	transaction processing – nationwide check clearing services and remittance processing

•	trust, fiduciary, and agency services

•	credit card products

•	equipment finance

•	investment and financial advisory services

•	mutual fund sales as agent

•	retail insurance sales as agent

•	mortgage banking services

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

          Starting in 2007 the economic environment began to worsen significantly, especially in terms of residential real estate transactions and values. That environment became a recession in 2008 and 2009 which in many respects continues to impact the U.S. economy today. In 2007 we began to change our strategy substantially. During this time we focused on enhancing our credit management processes, improving our efficiency, redirecting resources to support and build our regional banking and capital markets businesses, and eliminating through sale or closure those business units which no longer fit our strategy, and those efforts are continuing today. By the end of 2008 most of our national businesses had been sold or closed, including our mortgage businesses outside of Tennessee, our national lending businesses, and all of our national bank branches. We raised significant amounts of equity capital twice in 2008, once by selling common stock in the public markets and later by selling preferred stock and a common stock warrant to the U.S. Treasury. In 2008 and 2009 our loan loss expense climbed to very high levels. In 2010 we raised additional common equity capital as well as senior debt capital while retiring the U.S. Treasury’s preferred stock. During the years 2008-2011 we have retired debt, grown deposits, and become less leveraged.

          These actions have changed our company in substantial ways. At the end of 2011 we are a smaller company in terms of assets and liabilities than we were in 2006, with a different business mix and strategic focus. We still hold a substantial amount of legacy national assets, mostly in the form of retail and commercial loans, and our efficiency and other re-focus efforts are continuing. The following table provides selected data concerning our revenues, assets, liabilities, and shareholders’ equity for the past six years.

SELECTED CONSOLIDATED REVENUE, ASSET, LIABILITY, AND EQUITY DATA*
(Dollars in millions; financial condition data shown as of December 31)

	2011	2010	2009	2008	2007	2006

Net interest income	$700.8	$730.8	$776.5	$895.1	$940.6	$996.9
Provision for loan losses	44.0	270.0	880.0	1,080.0	272.8	83.1
Noninterest income	786.0	932.7	1,234.4	1,438.3	783.9	1,056.3
Total assets	24,789.4	24,699.0	26,068.7	31,022.0	37,015.5	37,918.3
Total deposits	16,213.0	15,208.2	14,867.2	14,241.8	17,032.3	20,213.2
Total term borrowings	2,481.7	3,228.1	2,891.1	4,767.7	6,828.4	5,836.4
Total liabilities	22,104.7	22,020.9	22,766.2	27,447.3	34,584.6	35,160.6
Preferred Stock Series CPP	—	—	798.7	782.7	—	—
Total Shareholders’ Equity	2,684.6	2,678.0	3,302.5	3,574.6	2,430.9	2,757.7

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

          All of the Corporation’s operating subsidiaries at December 31, 2011 are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described below. Martin and Company, Inc., First Tennessee Advisory Services, Inc., and First Tennessee Brokerage, Inc. are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc., and FTN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Tennessee Insurance Services, Inc., First Horizon Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a captive insurance company. FTN Financial Securities Corp., First Horizon Insurance Services, Inc., First Tennessee Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. FTN Financial Asia, Ltd. is a subsidiary based in Hong Kong. FTN Financial Asia, Ltd. is registered to carry on a Type 1 regulated activity (Dealing in Securities) with the Securities and Futures Commission in Hong Kong, and its Tokyo, Japan office is registered with the Kanto Local Finance Bureau as a Type-I Financial Instruments Business pursuant to the Financial Instruments and Exchange Law of Japan. First Horizon Insurance Agency, Inc. is inactive.

          Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2011.

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

          At December 31, 2011, the Corporation and its subsidiaries had 4,809 employees, or 4,728 full-time-equivalent employees, not including contract labor for certain services.

          For additional information on the business of the Corporation, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections contained in pages 3 through 79 of the Corporation’s 2011 Annual Report to Shareholders, which sections are incorporated herein by reference.

          The Corporation’s current internet address is www.fhnc.com. In the Investor Relations section of its internet website, under the Financial Information – SEC Filings pull-down tab, the Corporation makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after the Corporation files such material with, or furnishes such material to, the Securities and Exchange Commission. Additional information regarding materials available on the Corporation’s website is provided in Item 10 of this report beginning on page 45.

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

          In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching Legislation.” The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2011, the Corporation estimates that it held approximately 13% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also “Interstate Banking and Branching Legislation” below.

          The Bank is a national banking association subject to regulation, examination and supervision by the Comptroller as its primary federal regulator. The Bank is insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the “FDIC”) and is subject to regulation in certain respects by the Consumer Financial Protection Bureau (the “Bureau”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.

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

          At December 31, 2011 and at January 1, 2012, under dividend restrictions imposed under applicable federal laws as outlined above, the Bank could not legally declare cash dividends on the Bank’s common or preferred stock without obtaining regulatory approval. The application of those restrictions to the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 51 of the Corporation’s 2011 Annual Report to Shareholders, which section is incorporated herein by reference. As mentioned in that section, the Bank has requested OCC approval to declare dividends on the Bank’s outstanding preferred stock payable in April 2012.

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

          Capital Adequacy

          The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less any amounts of goodwill, other intangible assets, and other items that are required to be deducted (“Tier 1 Capital”). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2011, the Corporation’s consolidated Total Capital and Tier 1 Capital ratios were 17.99% and 14.23%, respectively.

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

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation’s Leverage Ratio at December 31, 2011 was 11.41%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

          The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2011. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

          During 2009, the U.S. Department of the Treasury, the Federal Reserve Board, the FDIC, and the OCC initiated a capital assessment program. Under the program, the capital needs of selected major U.S. banking institutions were evaluated for resilience under economic stress. That program, coupled with the Dodd-Frank legislation discussed below, have led to a proposal in late 2011 by the Federal Reserve Board of specific standards intended to strengthen the financial position of the largest U.S. financial institutions (having assets over $50 billion) along with those other institutions deemed systemically important. The standards deal with seven areas: risk-based capital and leverage; liquidity; single-counterparty credit limits; risk management; annual stress tests (with public disclosure of the results); debt to equity ratio limits; and early remediation requirements. Of those seven areas, the Federal Reserve Board indicated that two, the new risk management and stress testing regulations, would apply to institutions (such as the Corporation) with $10 billion of assets. The OCC recently proposed its own stress testing rules for national banks with $10 billion of assets, such as the Bank. Also, it is at least possible that other of these large-institution regulations, over time, will be applied in various ways to mid-sized and smaller institutions by the regulatory agencies. In other words, these standards could evolve to apply in some form to all or nearly all U.S. banks and holding companies, with different versions applying to different institutions based on size or other key factors. When adopted, these standards will revise and supplement the bright-line numerical tests mentioned above in this section.

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

          In September 2006 the U.S. regulators published a revised Notice of Proposed Rulemaking (NPR) for Basel II. The Final Rule on Advanced Capital Adequacy Framework – Basel II took effect in the U.S. in 2008. The Final Rule currently applies only to certain core banks with total assets of $250 billion or more, but allows non-core banks to opt-in. Under the Final Rules the Bank is considered to be a non-core bank. For those non-core banks that do not opt in, an NPR was issued in December 2006, known as Basel IA, which proposed certain revisions to the Basel I capital rules. In July 2008 the agencies issued a supplemental NPR. At year-end 2011, the 2006 and 2008 NPRs remain unimplemented. If implemented, the net effect of these NPRs would allow non-core banks the option of adopting the Standardized Approach of the Basel II Framework or remaining under the Basel I framework.

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

          The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“DF Act”) requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital. It is not known to what extent the U.S. regulators will incorporate elements of Basel III into the reformed U.S. regulatory system, but it is expected that the U.S. reforms will include an increase in capital requirements and a narrowing of what qualifies as appropriate capital.

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

          At December 31, 2011, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. As noted under the caption “Capital Adequacy” beginning on page 8 of this report, it is expected that significant changes to those requirements will be implemented in the future.

          Interstate Banking and Branching Legislation

          After the enactment of the DF Act, federal law allows a national bank to establish and operate a de novo branch in states other than the bank's home state if the law of the bank's home state would permit establishment of the branch if the bank were chartered in that state, subject to standard regulatory review and approval requirements. Federal law also allows a national bank to acquire an existing branch in a state in which the bank is not headquartered and does not maintain a branch if the OCC approves the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the bank were chartered by that state.

          Additionally, the DF Act created a number of regulatory requirements for interstate merger and acquisition activity, including the following: the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; and regulators must assess the transaction for incremental systemic risk.

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

          No new financial activity may be commenced under the GLB Act unless the national bank and all of its depository institution affiliates have at least “satisfactory” CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the GLB Act contains a number of other provisions that may affect the Bank’s operations, including functional regulation of the Bank’s securities operations by the SEC and the Bank’s insurance operations by the states and limitations on the use and disclosure to third parties of customer information. At December 31, 2011, the Corporation is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Other General Information” beginning on page 4 of this report.

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

          Provisions or topics of the DF Act and the regulatory regimes which will arise under it that the Corporation anticipates will be key to the Corporation and the Bank are:

•

The DF Act requires capital, leverage, and other financial strength requirements to be re-examined by regulators and made counter-cyclical. Current proposals in response to this are discussed in the “Capital Adequacy” section beginning on page 8 of this report. It is likely that this effort will result in new capital, leverage, risk management, and other standards for the Corporation and the Bank. Among other things, those new standards could result in restrictions on the payment of cash dividends and on the repurchase of shares, and could require us to hold more capital in relatively unproductive investments to support a given level of productive business assets.

•

The DF Act excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion will be to remove $200 million of currently outstanding long-term securities from the Corporation’s Tier 1 capital after a phase-in period has passed.

•	The Financial Stability Oversight Council (“Council”) was created which oversees financial industry regulators and regulation in certain areas, especially relating to the areas of risk and stability.
•

The DF Act established the Consumer Financial Protection Bureau (“Bureau”). The Bureau has expansive regulatory authority over consumer products and practices in the financial services industry, including the authority to define deceptive practices and centralize consumer complaints.

•

Regulations under the DF Act’s so-called Durbin Amendment went into effect in the fourth quarter of 2011. They severely cap the interchange fees which banks charge merchants for debit card transactions, and are expected to reduce the Bank’s fee income by approximately $4-5 million per quarter. The Bank has adjusted certain fee structures and taken other steps designed to mitigate the effects of this lost income, as have many other banks; that adjustment process will continue in 2012.

•	The DF Act created a new registration regime for municipal securities advisors, along with new fiduciary duties.
•	The DF Act authorized the regulatory imposition of fiduciary duties on retail securities brokers and restrictions on such brokers from including arbitration clauses in customer agreements.
•

The DF Act imposed new duties on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types and to make certain periodic reports which will be public.

•

The DF Act, in the so-called Volcker Amendment, substantially restricted so-called proprietary trading and investments in hedge funds or private equity funds. Regulations implementing Volcker proposed in 2011 have generated a degree of controversy within the industry and politically. Adoption could force companies, including the Bank, to cease certain activities and to divest certain businesses or assets. Nevertheless, final rules could be adopted in 2012.

•	Under the DF Act deposit insurance costs are likely to increase. This is discussed further under the caption “FDIC Insurance Assessments; DIFA” beginning on page 14 of this report.
•	The DF Act authorized the establishment of a new regulatory framework for the derivatives markets.

The list above is not exhaustive. It reflects the Corporation’s current assessment of the DF Act provisions that are reasonably possible to have a substantial impact in the future. It is possible that at least some other areas unexpectedly will become significant to the Corporation or the Bank as the regulatory processes unfold.

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

          During 2008 and 2009, losses from bank failures significantly diminished the DIF. Late in 2008 the FDIC announced a multi-year restoration plan for the DIF which included an increase in deposit insurance premium rates of 7 basis points across all rate categories, effective for the first quarter of 2009. In June 2009 the FDIC imposed an emergency 20-basis-point special assessment. In November 2009 the FDIC required banks to pre-pay three years of premiums in 2009. Early in 2010 the FDIC announced an initiative to link deposit insurance premium rates to the risks associated with a bank’s employee compensation structures. In July 2010 the DF Act was passed, requiring the FDIC to further reform funding for the DIF and mandating several changes, most notably that insurance premiums be based on an institution’s consolidated assets net of tangible capital rather than on its insured deposit base. The FDIC adopted a new assessment system beginning in April 2011 which created a new rate grid structure. In the grid, base rates will range from 5 to 35 basis points annually, and fully adjusted rates will range from 2.5 to 45 basis points annually. Key factors in the grid include: the institution’s risk category (I to IV); whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment.

          The Deposit Insurance Funds Act of 1996 (“DIFA”) provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the DIF to pay for the cost of Financing Corporation (“FICO”) bonds. All banks are assessed to pay the interest due on FICO bonds. The FICO assessment cost to the Corporation on an annual basis is immaterial.

          Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by a federal bank regulatory agency.

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

          Compensation and Risk Management

          In 2010 the Federal Reserve, OCC, and other agencies issued guidance to regulated banks and holding companies intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. In response the Corporation has adopted an enhanced risk management process for assessing risk in incentive compensation plans. Among other things, the Corporation has moved several key incentive programs away from a revenues approach in favor of a net profit approach, and has adopted mandatory deferral features for other key programs.

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

          Our traditional regional banking business primarily competes in the major market areas associated with Tennessee: western Tennessee around Memphis; middle Tennessee around Nashville; and eastern Tennessee around Knoxville, Chattanooga, and the tri-cities area of Johnson City, Bristol, and Kingsport along with communities in Virginia and North Carolina. Our regional banking business serves both retail and commercial customers. Key competitors in those markets include Regions Bank, SunTrust Bank, Wells Fargo Bank N.A., Bank of America N.A., and Pinnacle National Bank, among many others including many community banks.

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

          In the past three years certain financial companies or their affiliates that traditionally were not banks have converted to bank status and have been able to compete more directly with the Bank for deposits and other traditional banking services and products. Those companies include investment banks, brokerage firms, insurance company affiliates, and the financing company associated with an automobile manufacturer. For additional information on the competitive position of the Corporation and the Bank, refer to the “General” subsection above of this Item 1. Also, refer to the subsections entitled “Supervision and Regulation” and “Effect of Governmental Policies,” both of which are relevant to an analysis of the Corporation’s competitors. Due to the intense competition in the financial services industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds.

          Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections, including the subsection entitled “Liquidity Management,” contained in pages 3 through 79 (including pages 51 through 54) of the Corporation’s 2011 Annual Report to Shareholders, which sections are incorporated herein by reference.

Non-U.S. Operations.

          Our non-U.S. operations are not material.

Statistical Information Required by Guide 3.

          The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections set forth at pages 3 through 79 of the Corporation’s 2011 Annual Report to Shareholders. Certain information not contained in the 2011 Annual Report to Shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
ON DECEMBER 31
(Unaudited)

Investment Portfolio (Dollars in thousands)	2011	2010	2009

Government agency issued mortgage-backed securities & collateralized mortgage obligations	$2,768,171	$2,638,698	$2,189,507
U.S. Treasuries	40,121	87,444	48,129
Other U.S. Government agencies*	15,951	53,226	118,145
States and municipalities	18,070	26,015	44,400
Other	223,959	226,547	294,287

Total	$3,066,272	$3,031,930	$2,694,468

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government.

Loan Portfolio
(Dollars in thousands)	2011	2010	2009	2008	2007

Commercial:
Commercial, financial and industrial	$8,014,927	$7,338,155	$7,149,784	$7,819,455	$7,120,118
Commercial real estate:
Income CRE	1,257,497	1,406,646	1,774,123	1,988,017	1,976,690
Residential CRE	120,913	263,878	639,826	1,288,435	2,091,676

Total Commercial	9,393,337	9,008,679	9,563,733	11,095,907	11,188,484

Retail:
Consumer real estate	5,291,364	5,617,619	6,931,435	7,749,368	8,047,492
Permanent mortgage	787,597	1,086,859	1,085,668	1,126,784	510,420
One-time close residential construction	2,358	19,276	229,487	980,798	2,008,289
Credit card and other	281,693	292,649	313,561	325,333	348,831
Restricted real estate loans*	640,778	757,491	N/A	N/A	N/A

Total	$16,397,127	$16,782,573	$18,123,884	$21,278,190	$22,103,516

* Prior to 1Q10, amount was included in Commercial Real Estate.

Short-Term Borrowings
(Dollars in thousands)	2011	2010	2009

Federal funds purchased and securities sold under agreements to repurchase	$1,887,052	$2,114,908	$2,874,353
Trading liabilities	347,285	361,920	293,387
Other short-term borrowings	172,550	180,735	761,758

Total	$2,406,887	$2,657,563	$3,929,498

Maturities of Certificates of Deposit $100,000 and more on December 31, 2011

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total

Certificates of deposit $100,000 and more	$144,056	$91,292	$225,726	$147,444	$608,518

Contractual Maturities of Commercial Loans on December 31, 2011

(Dollars in thousands)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total

Commercial, financial and industrial	$3,635,928	$3,213,897	$1,165,102	$8,014,927
Commercial real estate	527,233	$708,057	143,120	$1,378,410

Total	$4,163,161	$3,921,954	$1,308,222	$9,393,337

For maturities over one year:
Interest rates - floating		$2,894,282	$612,712	$3,506,994
Interest rates - fixed		1,027,672	695,510	1,723,182

Total		$3,921,954	$1,308,222	$5,230,176

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

TABLE OF ITEM 1A TOPICS

TOPIC	PAGE	TOPIC	PAGE

Forward-Looking Statements	19	Regulatory, Legislative, and Legal Risks	28
Competition Risks	20	Risks of Expense Control	32
Risk From Economic Downturns and Changes	20	Geographic Risks	33
Risks Associated with Monetary Events	21	Non-U.S. Operations Risks	33
Growth and Disposition Risks	21	Insurance	33
Risks Related to Exited Businesses	23	Financing, Funding, and Liquidity Risks	34
Legacy Mortgage Business Risks	23	Interest Rate and Yield Curve Risks	36
Reputation Risks	26	Securities Inventories and Market Risks	36
Credit Risks	26	Hedge Risks	37
Operational Risks	27	Accounting Risks	37
Service Risks	28	Risks of Holding our Common Stock	38

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

          Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general, and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for First Horizon to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of our hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means; demand for our product offerings; new products and services in the industries in which we operate; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), Federal Deposit Insurance Corporation (FDIC), the Consumer Financial Protection Bureau (Bureau), the Financial Stability Oversight Council (Council), and other regulators; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

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

          We compete for financial capital. See “Financing, Funding, and Liquidity Risks” beginning on page 34 of this report for additional information concerning those risks.

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

          Since 2007, our operating results have been adversely affected by such a weakness in the economy, especially in real estate markets and commercial lending. In 2011 we continued to experience overall credit quality improvement, but with volatility from quarter to quarter in some portfolios and (by historical norms) loss reserves that continued to be elevated. Although we expect those overall and specific trends to continue into 2012, that expectation depends upon a continued mild economic recovery, among other things, which may not occur. If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations in particular decline, that could result in, among other things, a deterioration in credit quality with corresponding adverse effects on our loan portfolio and loan loss provision.

Risks Associated with Domestic and Foreign Monetary Events

          In recent years the U.S. Federal Reserve has implemented a series of domestic monetary initiatives in response to economic conditions. Several of these have emphasized so-called quantitative easing strategies and were known by names such as QE1, QE2, and Operation Twist. More recently the Federal Reserve provided dollars to the European central bank through currency swap arrangements. Other significant monetary strategies, including a QE3, could be implemented in the future. Such strategies can, and often are intended to, domestically affect the money supply, inflation and interest rates, and the shape of the yield curve. Risks associated with interest rates and the yield curve are discussed in this Item under the caption “Interest Rate and Yield Curve Risks” beginning on page 36 of this report. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

          During 2011 and continuing into 2012 the economic and political situation in Europe has become uncertain due in part to monetary and financial stresses. Although we have little direct exposure to Euro-denominated assets or to European debt, in the future major adverse events in Europe could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (i) sovereign debt default (default by one or more European governments in their borrowings), (ii) European bank and/or corporate debt default, (iii) market and other liquidity disruptions, and, if stresses become especially severe, (iv) the collapse of the European Union as a coherent economic group and/or the collapse of its currency, the Euro. Such events could impact us because the U.S. financial system is linked in many ways to the European financial system, particularly through the larger U.S. institutions and the Federal Reserve. Also, European and American markets are substantially linked so that, for example, a liquidity freeze-up in Europe could quickly impact liquidity for us in U.S. markets. The methods by which such events could adversely affect us are highly varied, but broadly include the following: an increase in our cost of borrowed funds or, in a worst case, the unavailability of borrowed funds through conventional markets; impacts upon our hedging and other counterparties, especially those which have European business relationships or hold Euro assets; impacts upon our customers, especially those which have European business relationships or hold Euro assets; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation/deflation rates; and impacts upon us from our regulatory environment, which can change substantially and unpredictably from possible political response to major financial disruptions.

Growth and Disposition Risks

          Every organization faces risks associated with growth. Our growth from 2003 to 2007 resulted primarily from a combination of: our expansion strategy in banking based on our mortgage operations; acquisition of customers from competitors that have merged with each other; and targeted non-bank business acquisitions. In 2007 and 2008 we modified our strategy in response to substantial and rapid changes in business conditions. As a result, in 2008 we sold our national mortgage platforms, closed our national specialty lending operations, and renewed our emphasis on financial services in our traditional Tennessee-based markets. Since 2008, and continuing in 2011, we have continued to sell or close units which have not performed or which do not complement our strategy.

          Although our current strategy is expected to evolve as business conditions continue to change, at present our strategy’s primary components are to invest capital and other resources in our retail/commercial banking business and in our capital markets business. In any case growth is expected to be coordinated with a focus on stronger and more stable returns on capital. Our growth in the past has been primarily organic rather than through substantial acquisitions, and in recent years we have expanded organically into contiguous markets with characteristics similar to our traditional ones. In the future, we may also rely on acquisitions if appropriate opportunities, within or outside of our current markets, present themselves. We believe that the successful execution of our strategy depends upon a number of key elements, including:

•	our ability to attract and retain banking customers in our regional banking market areas;
•

in our capital markets business, our ability to maintain or strengthen our existing customer relationships while at the same time identifying and successfully executing upon opportunities to provide new or existing products and services to new or existing customers in the US and overseas;

•

our ability to develop and retain profitable customer relationships while expanding or enhancing our existing information processing, technology, and other operational infrastructures effectively and efficiently;

•	our ability to manage the liquidity and capital requirements associated with organic growth; and
•	our ability to manage any operational, cultural, liquidity, or capital risks associated with growth through purchases.

We have in place strategies designed to achieve those elements that are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.

          To the extent we engage in bank or non-bank business acquisitions, we face various risks associated with that practice, including:

•	our ability to identify, analyze, and correctly assess the execution, contingency, and other risks in the acquisition and to price the transaction appropriately;
•	our ability to integrate the acquired company into our operations quickly and cost-effectively;
•	our ability to integrate the franchise value of the acquired company with our own; and,
•	our ability to retain core customers and key employees of the acquired company.

          At times a company must consider exiting businesses or units that no longer fit into management’s plans for the future. We have made several exit moves in recent years and could make others again as we continue to adapt to a changing business and regulatory environment. Key risks associated with exiting a business include:

•	our ability to price a sale transaction appropriately and otherwise negotiate acceptable terms;
•	our ability to identify and implement key customer, technology systems, and other transition actions to avoid or minimize negative effects on retained businesses;
•	our ability to assess and manage any loss of synergies that the exited business had with our retained businesses; and
•	our ability to manage capital, liquidity, and other challenges that may arise in the event of an exit that results in significant cash expenditures or a financial loss.

Risks Related to Exited Businesses

          In 2008 we sold or closed our national mortgage and national specialty lending businesses. However, we retain as assets many of the loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. We also retain a substantial portion of the mortgage servicing rights that we previously serviced, we continue to maintain hedge positions that we obtain to manage certain risks related to those retained servicing rights, and we retain the risk of liability to parties with whom we made contracts in the course of operating those businesses. These legacy assets and positions continue to impose risks on us. Key risks include:

•

We have experienced elevated losses related to claims that we did not comply with contractual or other legal requirements when we sold or securitized mortgage loans. Losses at elevated levels may continue for some time to come. Additional information concerning this risk appears in “Legacy Mortgage Business Risks” beginning on page 23 of this report.

•

We could be subject to claims that foreclosures and other servicing-related actions taken by us, or on our behalf, were done improperly. Additional information concerning this risk appears in “Legacy Mortgage Business Risks” beginning on page 23 of this report.

•

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

Other trends adverse to us may emerge from these legacy assets and positions as counterparties are stressed by economic conditions, both domestic and global, and of course some of these impacts apply to continuing businesses. Over time those losses and risks related to legacy items should diminish since those exited businesses will not generate new loans and new contracts, but it is not possible to predict when that may occur.

Legacy Mortgage Business Risks

          Repurchase and Similar Exposures

          Like many other financial institutions that originated and sold significant amounts of mortgage loans, we have experienced elevated exposure to repurchase obligations from entities which purchased mortgages and mortgage-backed securities from us. Prior to August 2008, we originated loans through our legacy mortgage business, primarily first lien home loans, with the intention of selling them. A substantial majority of such loans were sold to government-sponsored enterprises (“GSEs”) and other purchasers without recourse as to credit defaults by the borrowers. Two primary types of these non-recourse sales occurred: so-called whole loan sales to GSEs and others; and sales through securitizations. Whole loan sales were primarily to GSEs but also to other purchasers; in those cases we contracted with the buyers directly. The securities issued in the securitizations were backed by the loans sold and were sold to many types of investors including GSEs and federal home loan banks; in those cases we have contractual relationships with the trustees holding the loans, and we provided investors with information at the time of sale in the form of offering documents. In some cases the whole loans sold by us were securitized by the purchaser; we contracted with our purchaser but have no relationship with the securitization trustee or the investors. In some cases the loans or securities were insured, as mentioned below, and in those cases we contracted with the insurers. As described below, we retain risk of loss in connection with each of those past relationships, and that risk varies greatly with the type of relationship.

          From 2005 through 2008, we originated and sold $69.5 billion original principal amount of first lien mortgage loans to GSEs in whole-loan sales. Although additional GSE whole-loan sales occurred in earlier years, a substantial majority of GSE repurchase requests (discussed below) have come from the 2005-8 period. In addition, from 2000 through 2007, we securitized $47.0 billion original principal amount of first lien mortgage loans. During that period we also securitized $2.5 billion original principal amount of HELOC and second-lien loans without recourse in proprietary transactions (“HELOC securitizations”).

          Whole-loan purchasers have increased their efforts to seek to require loan sellers to repurchase those loans or to reimburse purchasers for losses related to those loans when losses are incurred due to actual or alleged failure to strictly conform to the purchase contract representations or warranties. A substantial majority of our whole loan sales were to GSEs. The representations and warranties generally are broader for whole loans sold to the GSEs than they are for the loans sold in proprietary securitizations. GSE representations and warranties claims typically include claims that loans had missing or insufficient file documentation or that loans were obtained through fraud by borrowers or other third parties such as appraisers. As a result, we face pressure from GSE and other whole-loan purchasers to repurchase those loans or to make the purchaser whole, and we face expenses to administer and defend against such claims.

          For loans sold in proprietary securitizations we have exposure for investment rescission or damages arising from legal claims that the offering documents under which the loans were securitized were materially deficient. At year-end 2011 we were a defendant in a total of four such lawsuits, but others might be brought in the future. There is also potential repurchase exposure and rescission risk associated with the proprietary securitizations under the contracts with trustees through which the securitizations were created. The repurchase process is more difficult for securitization investors than it is for GSEs in whole loan sales, and at year-end no such requests had been received with respect to first-lien mortgage securitizations. At December 31, 2011, based on applicable accounting guidance associated with litigation, we had no reserve for potential losses associated with private first-lien mortgage securitizations.

          The HELOC securitizations are credit enhanced, or “wrapped,” by a monoline insurance company. Contractual representations and warranties were made to the monoline insurers, and we have received repurchase requests from a monoline insurer based on those contractual provisions. A monoline insurer for some of these securitizations has become insolvent, and we are unable to estimate what, if any, loss exposure that insolvency may create for us. Because of interests we retained, the loans held in our HELOC securitizations generally are recognized on our balance sheet as restricted assets. Loss content for those loans is evaluated and recognized on our financial statements quarterly within the Allowance for Loan Losses. As a result, if we were to repurchase securitized HELOC loans the event likely would have little immediate impact on our income statement. At December 31, 2011, based on the information available and applicable accounting guidance, we had no reserve for potential losses associated with private HELOC securitizations other than the reserve within the Allowance for Loan Losses.

          A significant portion of the loans we sold to GSEs, and some of the loans in proprietary securitizations, were required to have private mortgage insurance (“MI”). We have received MI cancellation notices from the insurers which wrote these policies based on claims of fraud or misrepresentations relating to the insured loans. To date a majority of MI cancellations have involved loans sold to GSEs. Although unresolved MI cancellation notices are not formal repurchase requests, we include these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs. One MI insurer involved with loans we sold reportedly has become insolvent. We do not expect its failure to create new exposure for us, but it will increase the amount of our loss associated with any related repurchases.

          Our reserve for repurchase losses is assessed quarterly. Although not all loans repurchased are in arrears or default, as a practical matter many have been. As a result, loss recognition for repurchased loans as a group has been much higher than for consumer loans typically held in our portfolio. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations of that sort necessarily are estimates and there remains a risk that the reserves will not be adequate.

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

          While the vast majority of claims made to date relate to whole-loan sales to GSEs, claims have been made with respect to other purchasers and investors. The number of repurchase requests, MI cancellation notices, or lawsuits may increase materially over time. An increase in the volume of such claims beyond what we are currently experiencing, or an increase in the loss rate we experience upon resolution of these claims, could adversely affect our financial condition and results of operations. Also, starting in 2012 we will be required to periodically report on repurchase demands and related activities.

          Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 54, “Repurchase and Foreclosure Liability” beginning on page 60, and “Repurchase and Foreclosure Liability” beginning on page 69 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          Mortgage Foreclosure Risks

          State and federal officials and regulators have announced and commenced inquiries and investigations into the procedures followed by mortgage servicing companies and banks in completing affidavits relating to foreclosures and into the authority of the servicer to foreclose if assignments of legal interests in the mortgage loans have not been properly recorded. The attorneys general of all 50 states concluded a joint investigation of foreclosure practices across the industry and proposed significant changes in servicing practices related to foreclosures and substantial penalties. On February 9, 2012, the Justice Department announced that the federal government and attorneys general of 49 states (the state of Oklahoma reached a separate agreement) had reached a $25 billion settlement agreement with five of the largest servicers to address mortgage loan servicing and foreclosure abuses. We are not a party to this settlement and our subservicer has advised us that it has not been involved in recent discussions. Press reports indicate that other subservicers may be approached to participate in the settlement. Further, President Obama has recently established a mortgage fraud task force to investigate mortgage related issues with its primary focus on mortgage-backed securities and press reports indicate that civil investigative demands have been issued to a number of servicers. Additional state or federal inquiries or investigations may be commenced. We cannot predict the ultimate outcome of these inquiries and investigations or the impact that they could have on our financial condition, results of operations, or business.

          The Office of the Comptroller of the Currency (“OCC”) has issued supervisory guidance regarding consumer foreclosure practices applicable to national banks, including our Bank. The guidance draws upon industry regulators’ recent experience with 14 large mortgage servicing companies. The guidance requires our Bank to conduct a self-assessment of its past and present foreclosure practices and submit a report to the OCC regarding its outcome. The guidance also requires our Bank to monitor its first-lien mortgage servicer and servicing vendors, to follow certain governance practices, and to take corrective action regarding any deficiencies or weaknesses uncovered in the assessment. Corrective action includes remediation for customers who have experienced financial harm as a result of such deficiencies. The ultimate financial impact to our Bank of this assessment and remediation process is unknown.

          We are aware that some local and state government agencies have begun to assert claims against mortgage owners, trustees, and servicers related generally to maintenance of foreclosed and other properties, including in some cases properties which we own or with which we are otherwise involved. The number and scope of such claims may increase significantly as more foreclosures are completed across the U.S. in circumstances where, for market or other reasons, the property is not sold immediately to an unrelated third party.

          Additional information concerning foreclosure-related risks and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth under the captions “Repurchase and Foreclosure Liability” beginning on page 60, “Foreclosure Practices” beginning on page 65, and “Repurchase and Foreclosure Liability” beginning on page 69 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

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

Credit Risks

          We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary over time. Since 2007 our credit charge-offs, especially related to lending, increased to historically high levels. Although in the past two years our credit charge-offs have retreated somewhat resulting in a substantial reduction in provision expense in 2011, at year-end 2011 credit reserves remain elevated by historical norms.

          Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of loan customers and other counterparties and the value of any collateral, including real estate. We manage lending credit risk by attempting to diversify our loan portfolio, by managing its granularity, and by recording and managing an allowance for loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We also record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item under the caption “Accounting Risks” beginning on page 37 of this report, these guidelines and rules could change and cause provision expense or charge-offs to increase, or to be recognized on an accelerated basis, for reasons related or unrelated to the underlying performance of our portfolio. Moreover, the SEC could take accounting positions applicable to our holding company that may be inconsistent with those taken by the OCC or other regulators for the Bank. We manage other counterparty credit risk in a variety of ways, some of which are discussed in other parts of this Item 1A and all of which have as a primary goal the avoidance having too much risk concentrated with any one counterparty.

          A significant challenge for us is to keep the credit and other models and approaches we use to originate and manage loans updated to take into account changes in the competitive environment, in real estate prices and other collateral values, and in the economy, among other things, based on our experience originating loans and servicing loan portfolios. In recent years we have changed our models and approaches based on changes in circumstances, and we will continue to do so as conditions change. At times those changes have had significant impacts upon our reported financial results and condition. In addition, we use those models and approaches to manage our loan portfolios and lending businesses. To the extent our models and approaches are not consistent with underlying real-world conditions, our management decisions could be misguided or otherwise adversely affected with substantial adverse consequences to us. Additional information concerning credit risks and our management of them is set forth under the captions “Credit Risk Management” beginning on page 48 and “Allowance for Loan Losses” beginning on page 67 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

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

          One of the foregoing risks that has become particularly important to financial institutions involves electronic systems security. A serious electronic security breach can cause significant damage and at the same time be difficult to detect even after it occurs. Among other things, that damage can occur due to outright theft of funds, fraud or identity theft perpetrated on customers, or adverse publicity associated with the breach and its potential effects. Perpetrators potentially can be employees, customers, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. Because of the potentially very serious consequences associated with these risks, our electronic systems and their upgrades address internal and external security concerns to a higher degree than might be true of many companies in other industries, and our systems have to comply with applicable banking and other regulations pertaining to bank safety and customer protection. Although many of our defenses are systemic and highly technical, others are much older and more basic. In particular, periodically we train all our employees to recognize red flags associated with fraud, theft, and other electronic crimes, and we “train” our customers as well through regular and episodic security-oriented communications. We expect our systems and the regulatory requirements to continue to evolve as technology and criminal techniques also continue to evolve.

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

          For example, in 2008 we sold our national mortgage origination and servicing platforms. We retained significant servicing right assets, however, and we continue to originate mortgage products in our regional banking markets in and around Tennessee. Of practical necessity, we have outsourced our servicing functions, and we have outsourced many key roles in the Tennessee-based mortgage origination process to a third party. In 2011 we transferred our servicing relationship from the 2008 purchaser of our platform to a new vendor. The complexity and significant cost of that change illustrate the risks and costs associated with any change in those vendors which provide detailed and substantial services to us. Managing the operational, compliance, reputational, liability, and other risks associated with this level of outsourcing in those business areas is an ongoing challenge for us.

          Failure to build and maintain the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable laws or regulatory standards. Operational risk is specifically managed through internal monitoring, measurement, and assessment by line management and oversight of processes by top management, and by maintaining systems to adhere to regulatory guidance. Additional information concerning operational risks and our management of them appears under the caption “Operational Risk Management” beginning on page 48 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

Service Risks

          We engage in a wide range of activities in which we provide services to customers. These activities create risk of claims against us that the services were provided in a manner that harmed the customer or a third party, or were contrary to applicable laws or rules. These activities include fiduciary, custodial, depositary, funds management, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes.

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

          We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” in Item 1 of this report, beginning on page 5, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting our ability to share or receive customer information and increasing our costs.

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

          Regulatory and Other Pressures Related to Operating Results

          The Bank is required to maintain certain regulatory capital levels and ratios, as discussed under the caption “Capital Adequacy” beginning on page 8 of this report. If the Bank’s financial losses from recent years past were to resume, or if the regulatory requirements were to increase, then at some point the Bank’s ability to meet those requirements could be adversely affected. Those effects would be made worse if the regulatory requirements become more stringent, as is expected.

          Pressure to maintain appropriate capital levels and address business needs in a weak economy may lead to actions that could be dilutive or otherwise adverse to our shareholders, at least in the short term. Such actions that have occurred in the past three years include the elimination of our common cash dividend (which was reinstated at one cent per share in January 2011), two sales of our common stock and the issuance of a common stock warrant, and a contraction of our balance sheet (involving sales or other dispositions of assets or businesses) at times when market values were depressed. Further such actions could occur.

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

•

Final regulations under the DF Act’s so-called Durbin Amendment were issued in 2011. Effective October 1, they severely capped the interchange fees which banks are able to charge merchants for debit card transactions. The cap represents a substantial reduction compared to the rates that prevailed in the market previously.

•

A new regulatory agency has been created: the Consumer Financial Protection Bureau, or “Bureau.” The Bureau has substantial authority over our consumer finance products and services, and therefore is likely to have a substantial impact on our retail financial services businesses. Although presently unknown, the Bureau’s rules could conflict with, and possibly override, our Bank’s primary regulator in consumer matters. Since the Bureau’s mission is not focused upon the safety and soundness of our Bank, conflicts of that sort could be significantly adverse to us. The Bureau’s rule-making authority is extensive, including such things as setting terms and conditions on consumer products and services and defining deceptive practices. The Bureau’s rules could substantially reduce revenues, increase costs and risks, and otherwise make our consumer products and services less profitable or unprofitable. In early 2012 the Bureau began issuing proposed rules; however, the manner in which the Bureau’s chief was appointed has called the legal status of those rules into question so that there remains substantial uncertainty regarding how the Bureau ultimately will impact us.

•	The DF Act’s new municipal advisor registration regime could adversely affect our capital markets and other activities with municipal customers.

•

The Board of Governors of the Federal Reserve System, among other agencies, in 2011 issued a proposal to implement the DF Act’s so-called Volcker provisions. The proposal would prohibit financial services companies from engaging in proprietary trading activities and from investing in and sponsoring hedge funds and private equity funds. Key definitions under the proposal are broad so that the proposal would regulate a wide range of activities. The proposal is far reaching and likely to impact the business operations of many if not most U.S. financial companies. Although at this time the impacts upon us remain highly uncertain, it is possible that the rule, when final, will require us to divest assets or curtail or close business operations. Such actions could have material adverse financial consequences as a result of immediate impacts such as losses realized on sale or closure, and ongoing impacts such as diminished sources of revenues and earnings.

•

The DF Act is likely to substantially increase our deposit insurance costs. The assessment rate is expected to increase, at least temporarily, and the base upon which the assessment is made has been expanded from insured deposits to include all consolidated assets less tangible capital.

•

The DF Act’s new requirements on mortgage lenders and securitizers could adversely impact our ability to conduct mortgage lending activities, and similarly could impact mortgage-lending banks which are customers of ours.

•

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

•

The DF Act requires the financial regulators to adopt new capital and liquidity standards for institutions having more than $50 billion of assets, which would not include us. The OCC, among other agencies, has proposed stress-testing guidance that would be applicable to us. These changes are expected to be final in 2012. Although the guidance is not intended to implement capital and liquidity requirement changes under the DF Act, it is likely to be coordinated with that effort. Increases in capital and liquidity requirements could increase dilution of common shareholders by requiring stock to be issued and remain outstanding, and could constrain revenues by restricting the amount of capital which can be loaned to customers or put to other highly productive uses.

•

In 2011 the Securities and Exchange Commission (“SEC”) adopted final rules implementing a whistleblower bounty provision of the DF Act. Although it is unknown how this rule will impact us in the future, eventually it is likely to increase our costs of dealing with certain types of employment disputes and it could weaken the effectiveness of our compliance and ethics “hotline” and other internal reporting processes.

•	New regulations under the DF Act governing derivatives could adversely affect certain activities of our capital markets business.

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

          Recent Legislation: Healthcare

          In 2010 a sweeping healthcare reform law was enacted. Many of the most significant provisions of this legislation depend upon substantial, and as yet unknown, regulations and other rules, and the application of many provisions are to be phased in over several years, with significant provisions taking effect in 2013. Also, the legal validity of the law has been challenged in federal court and the U.S. Supreme Court is expected to decide those questions in the summer of 2012. Accordingly, the overall impact of the law upon us will not be known for some time. However, assuming the law is upheld, at this time it appears likely that the new law will increase our costs and there is a significant risk that the increases over time will be substantial.

          Federal and State Regulatory Jurisdiction

          For many years the OCC took the position that it was the exclusive regulator of various aspects of national banks or their operating subsidiaries. This position allowed national banks to operate under one set of rules in many important respects. In the past three years that position has been impacted by two events. In its 2009 decision known as Cuomo v. Clearing House Association L.L.C., the U.S. Supreme Court determined that the OCC does not have the exclusive ability to enforce certain state and local laws applicable to certain business activities of national banks which are not pre-empted by federal law. Cuomo holds that the National Bank Act allows states to enforce non-pre-empted laws through judicial proceedings against national banks. In 2010 the DF Act codified the Cuomo holding and created the Consumer Financial Protection Bureau, which has certain regulatory powers over national banks in consumer matters. In 2011, acting under the DF Act, the OCC conformed its pre-emption rule to Cuomo and the requirements of the DF Act regarding visitorial powers and pre-emption standards.

          In general, a weakening of federal pre-emption tends to increase our compliance and operational costs and risks, and can increase them substantially. Most states and some communities have in place various laws pertaining to lending and other business activities conducted by banks, some of which may not be pre-empted by federal law. Dealing with potential state and local enforcement activity relating to non-pre-empted laws would, at a minimum, increase the compliance costs for national banks that have multi-state operations or a multi-state customer base.

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

          Since 2008 the risks of certain types of litigation have increased. For us, the most notable of those types are (i) lender liability claims, (ii) claims involving other types of distressed counterparties, including investors in mortgage securities sold prior to 2008, (iii) claims based on declines in our stock price, and (iv) a new type of lender tort claim. The risk from the first two types has increased primarily because borrowers and other contractual counterparties have experienced financial stress, in many cases resulting in an attempt to obtain funds or relief from a solvent party (us). We expect that this heightened risk level will not abate until after economic conditions, including residential real estate values, substantially improve. The elevated risk associated with type (iii) largely is a result of our volatile stock price performance, and eventually should fall back to ordinary levels if volatility in our stock price moderates.

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

          A portion of our retail loan portfolio involves mortgage default insurance. If a default insurer were to experience a significant credit downgrade or were to become insolvent, that could adversely affect the carrying value of loans insured by that company, which could result in an immediate increase in our loan loss provision or write-down of the carrying value of those loans on our balance sheet and, in either case, a corresponding impact on our financial results. In recent years events of this sort have happened. If many default insurers were to experience downgrades or insolvency at the same time, the risk of a financial impact would be amplified and the disruption to the default insurance industry could curtail our ability to originate new loans that need such insurance, which could result in a loss of business for us.

          In addition, we own certain bank-owned life insurance policies as assets on our books. Some of those policies are “general account” and others are “separate account.” The general account policies are subject to the risk that the carrier might experience a significant downgrade or become insolvent. The separate account policies are less susceptible to carrier risk, but do carry the risk of value fluctuations in securities which underlie those policies. Both risks are managed through periodic reviews of the carriers and the underlying security values. However, particularly for the general account policies, our ability to liquidate a policy in anticipation of an adverse carrier event is significantly limited by applicable insurance contracts and regulations as well as by a substantial tax penalty which could be levied upon early policy termination.

Financing, Funding, and Liquidity Risks

          Management of liquidity and related risks is a key function for our business. Additional information concerning liquidity risk management is set forth under the caption “Liquidity Management” beginning on page 51 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2011 were met principally by deposits and by financing from other financial institutions. Historically we also depended upon financing from private institutional investors by means of the capital markets. In 2008 and 2009 we were not able to utilize the private markets economically, but late in 2010 we issued and sold $500 million of senior notes in an underwritten offering which remain outstanding at year-end 2011. The recent past illustrates, however, the risk that capital markets may become unavailable for reasons beyond our control. Deposits traditionally have provided our most affordable funds, and in 2010 and 2011 our deposits trended upward despite the low-interest-rate environment. However, deposit trends can shift with economic conditions; if the economy improves, deposit levels in our Bank might fall as depositors become more comfortable with risk and seek higher returns in other vehicles.

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

          Events affecting interest rates, markets, and other factors may adversely affect the demand for our services in our capital markets business. As a result, disruptions in those areas may adversely impact our earnings in that business unit as well. For instance, market disruptions in 2007 significantly reduced the demand for certain of our capital markets products and services.

          Rating agencies assign credit ratings to issuers and their debt. In that role, agencies directly affect the availability and cost of our funding. The Corporation and the Bank currently receive ratings from several rating entities for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. At December 31, 2011, all three rating agencies rated the unsecured senior debt of the Corporation and the Bank as investment grade, although we were at or near the lowest levels of that grade. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

          In addition to the direct liquidity risks noted above, reductions in our credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. Additional information concerning those matters is provided under the caption “Derivative Instruments” within Note 25 to our financial statements, beginning on page 176 of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 15 of Part IV of this report.

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

          The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“DF Act”) requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort will include the regulation of capital. It is not known to what extent the U.S. regulators will incorporate elements of Basel III into the reformed U.S. regulatory system, but for 2012 it is expected that the U.S. reforms will include an increase in capital requirements and a narrowing of what qualifies as appropriate capital. Although such reforms are likely to impact the very largest institutions more substantially, we could be impacted as well.

          One likely effect of a significant tightening of our capital requirements would be to increase our cost of capital, among other things. Any permanent significant increase in our cost of capital could have significant adverse impacts on the profitability of many of our products, the types of products we could offer profitably, our overall profitability, and our overall growth opportunities, among other things. Although most financial institutions would be affected, these business impacts could be felt unevenly, depending upon the business and product mix of each institution. Other potential effects could include less ability to pay cash dividends and repurchase our common shares, higher dilution of common shareholders, and a higher risk that we might fall below regulatory capital thresholds in an adverse economic cycle.

Interest Rate and Yield Curve Risks

          A significant portion of our business involves borrowing and lending money. Accordingly, changes in interest rates directly impact our revenues and expenses, and potentially could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. Additional information concerning those risks and our management of them appears under the caption “Interest Rate Risk Management” beginning on page 49 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report, and under the caption “Interest Rate Risk Management” within Note 25 to our financial statements, beginning on page 179 of our 2011 Annual Report to Shareholders, which is part of the material from the Report that has been incorporated by reference into Item 15 of Part IV of this report.

          Our mortgage servicing rights (MSR) portfolio is affected by changes in interest rates. Although we sold our mortgage servicing platform in 2008, at present we still retain substantial MSR assets. The value of MSR assets declines when the underlying loans are refinanced, otherwise paid early, or charged off. Generally, when interest rates increase, the value of MSR generally increases, and when rates decline the value of MSR tends to decline. However, those general tendencies do not result in concrete outcomes in all circumstances; for example, a decrease in interest rates does not always result in a predictable increase in refinancings because other factors may blunt loan demand or curtail credit availability. Additional information concerning those risks and our management of them appears under the caption “Mortgage Servicing Rights and Other Retained Interests” beginning on page 67 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

          We face the risks associated with movements in the yield curve. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are nearly equal to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is positively sloped. However, the yield curve can be relatively flat or inverted for short or even protracted periods. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our capital markets business. A prolonged inversion of the yield curve historically is so uncommon that it is difficult to predict all the effects that such a market condition is reasonably likely to create.

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

Securities Inventories and Market Risks

          Our capital markets business buys and sells various types of securities for its institutional customers. In the course of that business we hold inventory positions and are exposed to certain risks of market fluctuations. In addition, we are exposed to credit risk and interest rate risk associated with debt securities. We manage the risks of holding inventories of securities through certain policies and procedures, including hedging activities related to certain interest rate risks. Additional information concerning those risks and our management of them appears under the caption “Market Risk Management” beginning on page 47 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report, and in the “Credit Risks” discussion beginning on page 26 of this report.

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

Hedge Risks

          In the normal course of our businesses, including (among others) banking, capital markets, and legacy mortgage servicing, we attempt to create partial or full economic hedges of various, though not all, financial risks. Our hedging activities are discussed in more detail in various places under the following captions of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report: “Risk Management,” beginning on page 46; and, “Critical Accounting Policies,” beginning on page 66. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

Accounting Risks

          Uncertainties in Estimates

          The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Three of our most critical estimates are: the level of the allowance for credit losses; the level of repurchase, make-whole, and foreclosure reserves; and the valuation of mortgage servicing rights. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our goodwill or other assets, or we may recognize a significant decline in the fair value of our mortgage servicing rights, or we may make some other adjustment that will differ materially from the estimates that we make today. For additional information concerning the sensitivity of these estimates, refer to “Critical Accounting Policies” beginning on page 66 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report to Shareholders.

          Changes to Rules and Practices

          In addition, accounting rules and practices change over time. Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings. Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry. For example, in late 2011 U.S. and international accounting standards boards reached an accord which would substantially change how we recognize loss associated with loans. The new standards, which are not in final form and may not become effective for several years, are intended to accelerate recognition of loan loss. Final adoption of these new standards could adversely affect our provision for loan loss expense, at least initially, and could make certain loan products less attractive.

Risks of Holding our Common Stock

          Holding Company Dividends

          Historically the Corporation has depended upon common dividends from the Bank for cash to fund common dividends paid to the Corporation’s shareholders. However, because Bank dividends to the Corporation exceeded the Bank's net income over the two year period of 2010-2011, regulatory constraints may prevent the Bank from declaring and paying dividends to the Corporation in 2012 without regulatory approval. Also, we are required to provide financial support to the Bank. Additional information concerning those regulatory restrictions on the Bank is discussed in more detail under the heading “Liquidity Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 51 of our 2011 Annual Report to Shareholders, which section is incorporated herein by reference.

          Furthermore, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. As mentioned above, at present the capital requirements applicable to us are expected to change and it is not clear what those changes will entail.

          In 2008 the Corporation discontinued paying a quarterly cash dividend to its common stockholders and began distributing a dividend payable in shares of common stock. In 2010 the Corporation returned to profitability, but preferred stock dividends to the Treasury in connection with the TARP program significantly exceeded those earnings. In January 2011 the Corporation, having exited the TARP program, resumed a cash dividend at the rate of one cent per share, substantially lower than the rate prior to 2008. For the reasons mentioned above, our dividend rate may remain muted until our earnings are stronger and it becomes clearer how the capital requirements applicable to us will change.

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

          Not applicable.

ITEM 2
PROPERTIES

          The Corporation has no properties that it considers materially important to its financial statements.

ITEM 3
LEGAL PROCEEDINGS

          The “Contingencies” section from Note 18 to the Consolidated Financial Statements appearing on pages 132-141 of the Corporation’s 2011 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4
[Reserved]

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

          The following is a list of executive officers of the Corporation, along with certain supplemental information, all presented as of January 31, 2012. The executive officers generally are appointed at the April meeting of the Corporation’s Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age	Current (Year First Elected to Office) and Recent Offices and Positions

John M. Daniel Age: 57	Executive Vice President – Chief Human Resources Officer of the Corporation and the Bank (2006)
From January 2001 to September 2006, Mr. Daniel was Executive Vice President in charge of Human Resources for Regions Financial Corporation.

Jeff L. Fleming Age: 50

Executive Vice President – Chief Accounting Officer of the Corporation and the Bank (2012); principal accounting officer

Mr. Fleming became Chief Accounting Officer on January 1, 2012. He first joined the Corporation in the Accounting Division in 1984. From 2010 to 2011 he was Executive Vice President – Corporate Controller, from 2008 to 2010 he was Senior Vice President – Corporate Controller and from 2004 to 2008 he was Senior Vice President – Director of Corporate Accounting of the Corporation and the Bank.

Gregory D. Jardine Age: 56	Executive Vice President – Chief Credit Officer of the Corporation and the Bank (2010)

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

D. Bryan Jordan Age: 50	President and Chief Executive Officer (2008) and Chairman of the Board (2012) of the Corporation and the Bank; principal executive officer

Mr. Jordan was elected Chairman of the Board on January 1, 2012. From May 2007 until September 2008 Mr. Jordan was Executive Vice President and Chief Financial Officer of the Corporation and the Bank. From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until April 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and, from November 2006, a Senior Executive Vice President of Regions.

Michael E. Kisber Age: 52	President – FTN Financial of the Corporation and the Bank (2011)

Mr. Kisber became President of the Bank’s FTN Financial division on January 1, 2011. He joined FTN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President. In 2008 he became Director of Fixed Income for FTN.

William C. Losch III Age: 41	Executive Vice President – Chief Financial Officer of the Corporation and the Bank (2009); principal financial officer

From 1998 to 2009, Mr. Losch was with Wachovia Corporation. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to 2009.

Christine B. Munson Age: 58	Executive Vice President – Corporate Banking of the Corporation and the Bank (2011)

Ms. Munson became an executive officer of the Corporation in July 2011. She first joined the Bank in 1981. From 1999 to 2011 Ms. Munson was Executive Vice President Corporate and Middle Market Banking of the Bank, and prior to 1999 she was a senior vice president of commercial lending of the Bank.

David T. Popwell Age: 51	Executive Vice President – Regional Banking and Banking Chief Operating Officer of the Corporation and the Bank (2011)

Mr. Popwell became an executive officer of the Corporation in July 2011. From 2008 to 2011 Mr. Popwell was the Banking Chief Operating Officer of the Bank, and from 2007 to 2008 Mr. Popwell was the Market Manager for the Bank’s Mid-South Market. From 2004 to 2007 Mr. Popwell was the president of SunTrust Bank – Memphis, and prior to that was an executive vice president of National Commerce Financial Corp.

Charles T. Tuggle, Jr. Age: 63	Executive Vice President – General Counsel of the Corporation and the Bank (2008)

From 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FTN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FTN Financial. From 1998 to 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.

Yousef A. Valine Age: 52	Executive Vice President – Chief Risk Officer (2010) of the Corporation and the Bank

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

PART II

Note on Page Number References
In this report, references to specific pages in the Corporation’s 2011 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2011 Annual Report to shareholders.

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market for the Corporation’s Common Stock:

          The Corporation’s common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2011, there were 6,845 shareholders of record of the Corporation’s common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)

the Summary of Quarterly Financial Information Table (Table 32)(page 73), the Selected Financial and Operating Data Table (page 2), and the “Liquidity Management” subsection (beginning on page 51) of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Corporation’s 2011 Annual Report to Shareholders,

	(ii)	Note 18 to the Consolidated Financial Statements beginning on page 132 of the 2011 Annual Report to Shareholders, and
	(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 6 and 7, respectively, of Item 1 of Part I of this report on Form 10-K.

(b)	Sale of Unregistered Equity Securities:

Not applicable.

(c)	Issuer Repurchases:

          Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and regulatory restrictions. Pursuant to Board authority, the Corporation may repurchase shares from time to time for general purposes and for its stock option and other compensation plans, subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. The Corporation will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Additional information concerning repurchase activity during the final three months of 2011 is presented in Table 12, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section appearing on pages 27-28 of the Corporation’s 2011 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6
SELECTED FINANCIAL DATA

          The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of the Corporation’s 2011 Annual Report to shareholders.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

          The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the Glossary and Acronyms sections, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-79 and 186-189 of the Corporation’s 2011 Annual Report to Shareholders.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this Item is incorporated herein by reference to the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements, and to the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations

section, both of which appear, respectively, on pages 179-181 and on pages 49-51 of the Corporation’s 2011 Annual Report to Shareholders.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, the Reports of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the notes thereto, and Table 32, Summary of Quarterly Financial Information, appearing, respectively, on pages 80-185 and on page 73 of the Corporation’s 2011 Annual Report to Shareholders.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A
CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by the annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this report.

          Management’s Report on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 80-81 of the Corporation’s 2011 Annual Report to Shareholders and are incorporated herein by this reference.

          Changes in Internal Control over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B
OTHER INFORMATION

          Not applicable.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this Item as it relates to directors and nominees for director of the Corporation, the Audit Committee of the Corporation’s Board of Directors, members of the Audit Committee, and audit committee financial experts is incorporated herein by reference to the “Corporate Governance and Board Matters” section and the “Vote Item No. 1—Election of Directors” section of the Corporation’s 2012 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to the information provided under the heading “Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2012 Proxy Statement.

          In 2011 there were no material amendments to the procedures, described in the Corporation’s 2012 Proxy Statement, by which security holders may recommend nominees to the Corporation’s Board of Directors.

          The Corporation’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of the Corporation and its subsidiaries. A copy of the Code has been filed or incorporated by reference as Exhibit 14 to this report and is posted on the Corporation’s current internet website (at www.fhnc.com; click on “Investor Relations” and then “Corporate Governance.”) A paper copy of the Code is available without charge upon written request addressed to the Corporate Secretary of the Corporation at its main office, 165 Madison Avenue, Memphis, Tennessee 38103. The Corporation intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on the Corporation’s internet website, the address for which is listed above.

ITEM 11
EXECUTIVE COMPENSATION

          The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s 2012 Proxy Statement.

          The Corporation has provided the information required by Item 407(e)(5) of Regulation S-K in its 2012 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

          The information required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated herein by reference to the “Equity Compensation Plan Information” section of the Corporation’s 2012 Proxy Statement, immediately following Vote Item No. 3.

Beneficial Ownership of Corporation Stock

          The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of the Corporation’s 2012 Proxy Statement.

Change in Control Arrangements

          The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this Item is incorporated herein by reference to the “Independence and Categorical Standards” and the “Transactions with Related Persons” sections of the 2012 Proxy Statement, which sections are incorporated herein by reference. The Corporation’s independent directors and nominees are identified in the second paragraph of the “Independence and Categorical Standards” section of the 2012 Proxy Statement.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The Audit Committee of the Board of Directors has a policy providing for pre-approval of all audit and non-audit services to be performed by our registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the SEC. Services either may be approved in advance by the Audit Committee specifically on a case-by-case basis (“specific pre-approval”) or may be approved in advance (“advance pre-approval”). Advance pre-approval requires the Committee to identify in advance the specific types of service that may be provided and the fee limits applicable to such types of service, which limits may be expressed as a limit by type of service or by category of services. Unless the type of service to be provided by the Corporation’s registered public accounting firm has received advance pre-approval under the policy and the fee for such service is within the limit pre-approved, the service will require specific pre-approval by the Committee. The terms of and fee for the annual audit engagement must receive the specific pre-approval of the Committee. “Audit,” “Audit-related,” “Tax,” and “All Other” services, as those terms are defined in the policy, have the advance pre-approval of the Committee, but only to the extent those services have been specified by the Committee and only in amounts that do not exceed the fee limits specified by the Committee. Such advance pre-approval is to be for a term of 12 months following the date of pre-approval unless the Committee specifically provides for a different term. Unless the Committee specifically determines otherwise, the aggregate amount of the fees pre-approved for All Other services for the fiscal year must not exceed seventy-five percent (75%) of the aggregate amount of the fees pre-approved for the fiscal year for Audit services, Audit-related services, and those types of Tax services that represent tax compliance or tax return preparation. The policy delegates the authority to pre-approve services to be provided by the Corporation’s registered public accounting firm, other than the annual audit engagement and any changes thereto, to the chair of the Committee. The chair may not, however, make a determination that causes the 75% limit described above to be exceeded. Any service pre-approved by the chair will be reported to the Committee at its next regularly scheduled meeting.

          Information regarding fees billed to the Corporation by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the “Vote Item No. 5” section of the 2012 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Note on Page Number References

In this report, references to specific pages in the Corporation’s 2011 Annual Report to shareholders, or to specific pages of its consolidated financial statements or the notes thereto, relate to page numbers appearing in Exhibit 13 to this report. The Exhibit 13 page numbers do not necessarily correspond to page numbers appearing in the printed 2011 Annual Report to shareholders.

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements and related Reports:

Page 83*	1.	Consolidated Statements of Condition as of December 31, 2011 and 2010.

Page 84*	2.	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

Pages 85-86*	3.	Consolidated Statements of Equity for the years ended December 31, 2011, 2010, and 2009.

Page 87*	4.	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Pages 88-185*	5.	Notes to Consolidated Financial Statements

Pages 80*	6.	Report of Management on Internal Control over Financial Reporting

Pages 81-82*	7.	Reports of Independent Registered Public Accounting Firm

*

The consolidated financial statements of the Corporation, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of the Corporation’s 2011 Annual Report to Shareholders.

Financial Statement Schedules: Not applicable.

Exhibits:

Exhibits marked * represent a management contract or compensatory plan or arrangement required to be identified as such and filed as an exhibit.

Exhibits marked ** are "furnished" pursuant to 18 U.S.C. Section 1350 and are not “filed” as part of this Report or as a separate disclosure document.

Exhibits marked *** represent those that, in accordance with Regulation S-T, contain or consist of interactive data file information which shall be deemed “furnished” and not “filed.”

Exhibits marked + are filed herewith.

The phrase “2011 named executive officers” refers to those executive officers whose 2011 compensation is described in detail in the Corporation’s 2012 Proxy Statement.

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

3.3

Bylaws of First Horizon National Corporation, as amended and restated January 18, 2012 (amendment is not effective until annual meeting scheduled for April 17, 2012), incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated January 18, 2012.

4.1

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2011 Annual Report to Shareholders. At December 31, 2011, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

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

*10.1(a3)

Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

*Performance-Based Stock Incentive Award Documents

*10.4(a)	Form of Performance Stock Units Notice of Grant [2009], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.4(b)

Form of Performance Stock Units Grant Notice [2010], incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

*10.4(c)	Form of Performance Stock Units Grant Notice [2011], incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

*10.5(h)

Form of Management Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(k) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(i)	Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.5(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

*10.5(j)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(k)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.5(l)

Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

*10.5(m)

Form of Retention Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.5(n)	Form of Executive Restricted Stock Notice of Grant [2009], incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.5(o)

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

*10.5(r)	Form of Executive Stock Option Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.5(s)

Form of Executive Retention Restricted Stock Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

*10.7(d2)	Form of Amendment to Pension Restoration Plan, incorporated herein by reference to Exhibit 10.7(d2) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

*10.7(d3)	Form of Amendment No. 3 to Pension Restoration Plan, incorporated herein by reference to Exhibit 10. 2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

*10.7(e)	Conformed copy of Retirement Agreement with Charles G. Burkett, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 27, 2011.

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

*10.8(f)+	Description of Certain Benefits Available to Executive Officers.

*10.8(g)+	Description of 2012 Salaries for 2011 Named Executive Officers.

*10.8(h)	Salary Stock Unit Program, incorporated herein by reference to Exhibit 8(h)to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

*10.8(i)	Memorandum concerning consulting arrangement with Charles G. Burkett, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated December 21, 2011.

Other Material Contract Exhibits

[reserved]

Other Exhibits

13+

Pages 2 through 190 of the First Horizon National Corporation 2011 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

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

101+

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Condition at December 31, 2011 and 2010 (Unaudited); (ii) Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009 (Unaudited); (iii) Consolidated Statements

of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009 (Unaudited); (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009 (Unaudited); (v) Notes to the Consolidated Financial Statements (Unaudited).***

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

FIRST HORIZON NATIONAL CORPORATION

Date: February 27, 2012	By:	/s/ William C. Losch III

William C. Losch III, Executive Vice
President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

D. Bryan Jordan *	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)	February 27, 2012

D. Bryan Jordan

William C. Losch III*	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2012

William C. Losch III

Jeff L. Fleming*	Executive Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2012

Jeff L. Fleming

Robert B. Carter*	Director	February 27, 2012

Robert B. Carter

John C. Compton*	Director	February 27, 2012

John C. Compton

Mark A. Emkes*	Director	February 27, 2012

Mark A. Emkes

Vicky B. Gregg*	Director	February 27, 2012

Vicky B. Gregg

James A. Haslam, III*	Director	February 27, 2012

James A. Haslam, III

R. Brad Martin*	Director	February 27, 2012

R. Brad Martin

Scott M. Niswonger*	Director	February 27, 2012

Scott M. Niswonger

Vicki R. Palmer *	Director	February 27, 2012

Vicki R. Palmer

Colin V. Reed*	Director	February 27, 2012

Colin V. Reed

Michael D. Rose*	Director	February 27, 2012

Michael D. Rose

William B. Sansom*	Director	February 27, 2012

William B. Sansom

Luke Yancy III*	Director	February 27, 2012

Luke Yancy III

*By:	/s/ Clyde A. Billings, Jr.	February 27, 2012

Clyde A. Billings, Jr.
As Attorney-in-Fact

EXHIBIT INDEX

Exhibits marked * represent a management contract or compensatory plan or arrangement required to be identified as such and filed as an exhibit.

Exhibits marked ** are “furnished” pursuant to 18 U.S.C. Section 1350 and are not “filed” as part of this Report or as a separate disclosure document.

Exhibits marked *** represent those that, in accordance with Regulation S-T, contain or consist of interactive data file information which shall be deemed “furnished” and not “filed.”

Exhibits marked + are filed herewith.

The phrase “2011 named executive officers” refers to those executive officers whose 2011 compensation is described in detail in the Corporation’s 2012 Proxy Statement.

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

3.3

Bylaws of First Horizon National Corporation, as amended and restated January 18, 2012 (amendment is not effective until annual meeting scheduled for April 17, 2012) , incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated January 18, 2012.

4.1

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2011 Annual Report to Shareholders. At December 31, 2011, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

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

*10.1(a3)

Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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

*Performance-Based Stock Incentive Award Documents

*10.4(a)	Form of Performance Stock Units Notice of Grant [2009], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.4(b)

Form of Performance Stock Units Grant Notice [2010], incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

*10.4(c)	Form of Performance Stock Units Grant Notice [2011], incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

*10.5(h)

Form of Management Restricted Stock Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(k) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.5(i)	Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.5(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

*10.5(j)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.5(k)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.5(l)

Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

*10.5(m)

Form of Retention Restricted Stock award grant notice under 2003 Equity Compensation Plan [2008], incorporated herein by reference to Exhibit 10.5(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

*10.5(n)	Form of Executive Restricted Stock Notice of Grant [2009], incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.5(o)

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

*10.5(r)	Form of Executive Stock Option Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.5(s)

Form of Executive Retention Restricted Stock Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

*10.7(d2)	Form of Amendment to Pension Restoration Plan, incorporated herein by reference to Exhibit 10.7(d2) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

*10.7(d3)	Form of Amendment No. 3 to Pension Restoration Plan, incorporated herein by reference to Exhibit 10. 2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

*10.7(e)	Conformed copy of Retirement Agreement with Charles G. Burkett, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 27, 2011.

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

*10.8(f)+	Description of Certain Benefits Available to Executive Officers.

*10.8(g)+	Description of 2012 Salaries for 2011 Named Executive Officers.

*10.8(h)	Salary Stock Unit Program, incorporated herein by reference to Exhibit 8(h)to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

*10.8(i)	Memorandum concerning consulting arrangement with Charles G. Burkett, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated December 21, 2011.

Other Material Contract Exhibits

[reserved]

Other Exhibits

13+

Pages 2 through 190 of the First Horizon National Corporation 2011 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

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

101+

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Statements of Condition at December 31, 2011 and 2010 (Unaudited); (ii) Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009 (Unaudited); (iii) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009 (Unaudited); (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009 (Unaudited); (v) Notes to the Consolidated Financial Statements (Unaudited).***

101.INS+	XBRL Instance Document***

101.SCH+	XBRL Taxonomy Extension Schema***

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase***

101.LAB+	XBRL Taxonomy Extension Label Linkbase***

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase***

101.DEF+	XBRL Taxonomy Extension Definition Linkbase***