Form 10-Q
period 2012-03-31
FIRST HORIZON NATIONAL CORP
filed 2012-05-08
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-15185

First Horizon National Corporation

(Exact name of registrant as specified in its charter)

Tennessee	62-0803242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

165 Madison Avenue	38103
Memphis, Tennessee	(Zip Code)
(Address of principal executive offices)

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2012
Common Stock, $.625 par value	252,666,860

FIRST HORIZON NATIONAL CORPORATION

INDEX

Part I. Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	74
Item 3. Quantitative and Qualitative Disclosures about Market Risk	117
Item 4. Controls and Procedures	117

Part II. Other Information
Item 1. Legal Proceedings	118
Item 1A. Risk Factors	118
Item 2. Unregistered Sales of Equity Securities and use of Proceeds	118
Item 3. Defaults upon Senior Securities	118
Item 4. Mine Safety Disclosures	118
Item 5. Other Information	118
Item 6. Exhibits	119

Signatures	121

Exhibit Index
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands, except restricted and share amounts)(Unaudited)	2012	2011	2011
Assets:
Cash and due from banks (Restricted - $1.7 million on March 31, 2012; $4.9 million on March 31, 2011; and $4.9 million on December 31, 2011)	$349,604	$337,002	$384,667
Federal funds sold and securities purchased under agreements to resell	614,705	527,563	443,588

Total cash and cash equivalents (Restricted - $1.7 million on March 31, 2012; $4.9 million on March 31, 2011; and $4.9 million on December 31, 2011)	964,309	864,565	828,255

Interest-bearing cash	761,098	308,636	452,856
Trading securities	1,238,041	924,854	988,217
Loans held-for-sale	431,905	370,487	413,897
Securities available-for-sale (Note 3)	3,296,603	3,085,478	3,066,272
Loans, net of unearned income (Restricted - $.2 billion on March 31, 2012; $.7 billion on March 31, 2011; and $.6 billion on December 31, 2011) (Note 4)	15,971,330	15,972,372	16,397,127
Less: Allowance for loan losses (Restricted - $10.4 million on March 31, 2012; $39.8 million on March 31, 2011; and $31.8 million on December 31, 2011) (Note 4)	346,016	589,128	384,351

Total net loans (Restricted - $.1 billion on March 31, 2012; $.7 billion on March 31, 2011; and $.6 billion on December 31, 2011)	15,625,314	15,383,244	16,012,776

Mortgage servicing rights (Note 5)	142,956	207,748	144,069
Goodwill (Note 6)	134,242	152,080	133,659
Other intangible assets, net (Note 6)	25,638	31,545	26,243
Capital markets receivables	522,001	595,594	164,987
Premises and equipment, net	314,903	320,871	321,253
Real estate acquired by foreclosure	78,947	110,127	85,244
Other assets (Restricted - $4.5 million on March 31, 2012; $16.7 million on March 31, 2011; and $13.4 million on December 31, 2011)	2,143,012	2,083,115	2,151,656

Total assets (Restricted - $.2 billion on March 31, 2012; $.7 billion on March 31, 2011; and $.6 billion on December 31, 2011)	$25,678,969	$24,438,344	$24,789,384

Liabilities and equity:
Deposits:
Savings	$6,615,289	$6,296,533	$6,624,405
Time deposits	1,142,249	1,336,666	1,173,375
Other interest-bearing deposits	3,500,445	2,679,437	3,193,697
Certificates of deposit $100,000 and more	707,590	557,918	608,518

Interest-bearing	11,965,573	10,870,554	11,599,995
Noninterest-bearing (Restricted - $1.1 million on March 31, 2011; and $ - on March 31, 2012 and December 31, 2011)	4,969,597	4,480,413	4,613,014

Total deposits (Restricted - $1.1 million on March 31, 2011; and $ - on March 31, 2012 and December 31, 2011)	16,935,170	15,350,967	16,213,009

Federal funds purchased and securities sold under agreements to repurchase	1,801,234	2,125,793	1,887,052
Trading liabilities	567,571	384,250	347,285
Other short-term borrowings	181,570	237,583	172,550
Term borrowings (Restricted - $.2 billion on March 31, 2012; $.7 billion on March 31, 2011; and $.6 billion on December 31, 2011)	2,340,706	2,514,754	2,481,660
Capital markets payables	361,018	413,334	164,708
Other liabilities (Restricted - $ - on March 31, 2012; $.1 million on March 31, 2011; and $.1 million on December 31, 2011)	817,527	771,606	838,483

Total liabilities (Restricted - $.2 billion on March 31, 2012; $.7 billion on March 31, 2011; and $.6 billion on December 31, 2011)	$23,004,796	21,798,287	22,104,747

Equity:
First Horizon National Corporation Shareholders’ Equity:
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 252,666,860 on March 31, 2012; 263,335,004 on March 31, 2011; and 257,468,092 on December 31, 2011)	157,917	164,584	160,918
Capital surplus	1,560,343	1,636,623	1,601,346
Undivided profits	785,361	674,064	757,364
Accumulated other comprehensive loss, net	(124,613)	(130,379)	(130,156)

Total First Horizon National Corporation Shareholders’ Equity	2,379,008	2,344,892	2,389,472

Noncontrolling interest	295,165	295,165	295,165

Total equity	2,674,173	2,640,057	2,684,637

Total liabilities and equity	$25,678,969	$24,438,344	$24,789,384

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands except per share data)(Unaudited)	2012	2011
Interest income:
Interest and fees on loans	$161,577	$163,503
Interest on investment securities	26,306	29,192
Interest on loans held for sale	3,738	3,657
Interest on trading securities	9,436	10,844
Interest on other earning assets	446	409

Total interest income	201,503	207,605

Interest expense:
Interest on deposits:
Savings	5,619	7,250
Time deposits	5,916	8,032
Other interest-bearing deposits	1,518	1,552
Certificates of deposit $100,000 and more	2,306	2,710
Interest on trading liabilities	2,515	3,791
Interest on short-term borrowings	1,365	1,541
Interest on term borrowings	10,335	9,974

Total interest expense	29,574	34,850

Net interest income	171,929	172,755
Provision for loan losses	8,000	1,000

Net interest income after provision for loan losses	163,929	171,755

Noninterest income:
Capital markets	106,743	90,057
Mortgage banking	23,341	27,726
Deposit transactions and cash management	28,741	32,279
Trust services and investment management	5,808	6,360
Brokerage management fees and commissions	8,496	8,155
Insurance commissions	568	689
Debt securities gains/(losses), net	328	771
Equity securities gains/(losses), net	—	27
Gain on divestiture	200	—
All other income and commissions (Note 7)	28,216	30,271

Total noninterest income	202,441	196,335

Adjusted gross income after provision for loan losses	366,370	368,090

Noninterest expense:
Employee compensation, incentives, and benefits	175,458	156,512
Repurchase and foreclosure provision	49,256	37,203
Legal and professional fees	6,067	18,352
Contract employment and outsourcing	11,115	6,888
Occupancy	12,119	14,861
Operations services	9,127	13,861
Equipment rentals, depreciation, and maintenance	7,616	7,890
Computer software	9,465	8,085
FDIC premium expense	6,336	8,055
Foreclosed real estate	4,170	6,789
Communications and courier	4,499	5,219
Amortization of intangible assets	973	1,006
Miscellaneous loan costs	1,327	1,492
All other expense (Note 7)	24,466	27,583

Total noninterest expense	321,994	313,796

Income/(loss)before income taxes	44,376	54,294
Provision/(benefit) for income taxes	10,570	12,162

Income/(loss) from continuing operations	33,806	42,132
Income/(loss) from discontinued operations, net of tax (a)	(435)	871

Net income/(loss)	$33,371	$43,003

Net income/(loss) attributable to noncontrolling interest	2,844	2,844
Net income/(loss) available to common shareholders	$30,527	$40,159

Basic earnings/(loss) per share from continuing operations (Note 8)	$0.12	$0.15

Diluted earnings/(loss) per share from continuing operations (Note 8)	$0.12	$0.15

Basic earnings/(loss) per share available to common shareholders (Note 8)	$0.12	$0.15

Diluted earnings/(loss) per share available to common shareholders (Note 8)	$0.12	$0.15

Weighted average common shares (Note 8)	253,527	261,174

Diluted average common shares (Note 8)	255,369	265,556

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of Income/(loss) from discontinued operations, net of tax have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2012	2011
Net income	$33,371	$43,003
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available for sale	7	(6,028)
Recognized pension and other employee benefit plans net periodic benefit costs	5,536	3,195

Other comprehensive income/(loss)	5,543	(2,833)

Comprehensive income/(loss)	38,914	40,170

Comprehensive income attributable to noncontrolling interest	2,844	2,844

Comprehensive income attributable to controlling interest	$36,070	$37,326

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2012			2011
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,389,472	$295,165	$2,684,637	$2,382,840	$295,165	$2,678,005
Net income/(loss)	30,527	2,844	33,371	40,159	2,844	43,003
Other comprehensive income/(loss) (a)	5,543	—	5,543	(2,833)	—	(2,833)

Comprehensive income/(loss)	36,070	2,844	38,914	37,326	2,844	40,170

Common stock warrant repurchased – CPP	—	—	—	(79,700)	—	(79,700)
Common stock repurchased (b)	(46,624)	—	(46,624)	(471)	—	(471)
Cash dividends declared ($.01/share)	(2,530)	—	(2,530)	(2,607)	—	(2,607)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	—	160	—	160
Stock-based compensation expense	3,858	—	3,858	2,544	—	2,544
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,844)	(2,844)	—	(2,844)	(2,844)
Tax benefit reversals - stock-based compensation plans	(1,238)	—	(1,238)	—	—	—
Other changes in equity	—	—	—	4,800	—	4,800

Balance, March 31	$2,379,008	$295,165	$2,674,173	$2,344,892	$295,165	$2,640,057

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	First quarter 2012 includes $44.5 million repurchased under the share repurchase program launched in fourth quarter 2011.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Operating Activities
Net income/(loss)	$33,371	$43,003
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	8,000	1,000
Provision/(benefit) for deferred income tax	8,431	—
Depreciation and amortization of premises and equipment	8,717	8,548
Amortization of intangible assets	973	1,336
Net other amortization and accretion	19,596	13,052
Net (increase)/decrease in derivatives	(3,374)	7,318
Market value adjustment on mortgage servicing rights	(4,471)	(7,647)
Repurchase and foreclosure provision	49,256	37,203
Fair value adjustment to foreclosed real estate	5,225	5,039
Goodwill impairment	—	10,100
Loss accruals from litigation and regulatory matters	153	2,325
Stock-based compensation expense	3,858	2,544
Tax benefit reversals stock-based compensation plans	1,238	—
Equity securities (gains)/losses, net	—	(27)
Debt securities gains, net	(328)	(771)
Gains on extinguishment of debt	—	(5,761)
Net losses on disposal of fixed assets	68	228
Net (increase)/decrease in:
Trading securities	(251,488)	(157,332)
Loans held-for-sale	(18,008)	4,802
Capital markets receivables	(357,014)	(449,503)
Interest receivable	(7,844)	(7,976)
Other assets	(21,650)	5,078
Net increase/(decrease) in:
Capital markets payables	196,310	347,828
Interest payable	15,711	10,034
Other liabilities	(69,302)	(117,551)
Trading liabilities	220,286	22,330

Total adjustments	(195,657)	(267,803)

Net cash provided/(used) by operating activities	(162,286)	(224,800)

Investing Activities
Available-for-sale securities:
Sales	39,097	458,314
Maturities	202,993	239,827
Purchases	(474,673)	(762,182)
Premises and equipment:
Purchases	(2,435)	(7,162)
Net (increase)/decrease in:
Loans	378,681	741,245
Interests retained from securitizations classified as trading securities	1,664	2,229
Interest-bearing cash	(308,242)	209,103

Net cash provided/(used) by investing activities	(162,915)	881,374

Financing Activities
Common stock:
Cash dividends paid	(2,575)	—
Repurchase of shares (a)	(46,624)	(471)
Repurchase of common stock warrant - CPP	—	(79,700)
Tax benefit reversals stock-based compensation plans	(1,238)	—
Cash dividends paid - preferred stock - noncontrolling interest	(2,844)	(2,813)
Term borrowings:
Payments/maturities	(131,686)	(593,479)
Increases in restricted term borrowings	859	5,211
Net cash paid for extinguishment of debt	—	(100,000)
Net increase/(decrease) in:
Deposits	722,161	142,736
Short-term borrowings	(76,798)	67,733

Net cash provided/(used) by financing activities	461,255	(560,783)

Net increase/(decrease) in cash and cash equivalents	136,054	95,791

Cash and cash equivalents at beginning of period	828,255	768,774

Cash and cash equivalents at end of period	$964,309	$864,565

Supplemental Disclosures
Total interest paid	$13,708	$24,658
Total taxes paid	27,927	9,744
Total taxes refunded	617	52
Transfer from loans to other real estate owned	10,207	16,105

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	First quarter 2012 includes $44.5 million repurchased under the share repurchase program launched in fourth quarter 2011.

Notes to Consolidated Condensed Financial Statements

Note 1 - Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this filing. The operating results for the interim 2012 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2011 Annual Report to shareholders.

Summary of Accounting Changes. Effective January 1, 2012, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides that an entity may first perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, when determining whether it is necessary to perform the current two-step goodwill impairment test discussed in FASB Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”). Thus, if an entity concludes from its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step test. ASU 2011-08 provides examples of events and circumstances that should be considered in an evaluation of whether it is more likely than not that the fair value of an entity’s reporting unit is less than its carrying amount. The new qualitative indicators replace the guidance previously provided in ASC 350 which is used to determine whether an interim goodwill impairment test is required, and is applicable for assessing whether to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the provisions of ASU 2011-08, entities will be allowed, on the basis of their discretion, to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, and will be able to resume performing the qualitative assessment in any subsequent period. ASU 2011-08 removes the current alternative in ASC 350 which allows for the carryforward of the detailed calculation of the fair value of a reporting unit from one year to the next if certain conditions are met. The provisions of ASU 2011-08 are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the provisions of ASU 2011-08 had no effect on FHN’s statement of condition, results of operations, or cash flows.

Effective January 1, 2012, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that net income and other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also provides that regardless of the method used to present comprehensive income, presentation is required on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-05 does not change the current option for entities to present components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. The provisions of ASU 2011-05 are effective for periods beginning after December 15, 2011, with retrospective application to all periods presented in the financial statements required. No transition disclosures are required upon adoption. For interim reporting periods, filers are only required to present total comprehensive income in a single continuous statement or in two consecutive statements. On December 23, 2011, the FASB issued ASU 2011-12, which indefinitely defers the provisions of ASU 2011-05 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). Upon adoption of the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012, FHN revised its financial statements and disclosures accordingly.

Effective January 1, 2012, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides that the highest-and-best use and valuation-premise concepts included in ASC 820 are only relevant when measuring the fair value of nonfinancial assets, thereby prohibiting the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. However, under ASU 2011-04 an exception is permitted which allows an entity to measure the fair value of financial instruments that are managed on the basis of the entity’s net exposure to a particular market risk, or to the credit risk of a particular counterparty, on a net basis when certain criteria are met. Such criteria include that there is evidence that the entity manages its financial instruments in that way, the entity applies such accounting policy election consistently from period to period, and the entity is required or has elected to measure those financial assets and financial liabilities at fair value in the statement of financial position at the end of each reporting period. Additionally, to qualify for the exception to the valuation premise, market risks that are being offset must be substantially the same. ASU 2011-04 also extends ASC 820’s prohibition on the use of blockage factors in fair value measurements to all three levels of the fair value hierarchy except for fair value measurements of Level 2 and 3 measurements when market participants would incorporate the premium or

Note 1 - Summary of Significant Accounting Policies (continued)

discount into the measurement at the level of the unit of account specified in other guidance. ASU 2011-04 also provides that an entity should measure the fair value of its own equity instruments from the perspective of a market participant that holds the instruments as assets. Under ASC 820, as amended, expanded disclosures are required including disclosure of quantitative information about significant unobservable inputs used in Level 3 fair value measurements, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of recurring Level 3 measurements. Additional disclosures required under ASU 2011-04 include disclosure of fair value by level for each class of assets and liabilities not recorded at fair value but for which fair value is disclosed, and disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for those transfers. The provisions of ASU 2011-04 are effective for periods beginning after December 15, 2011, with disclosure of the change, if any, in valuation technique and related inputs resulting from application of the amendments to ASC 820 required upon adoption, along with quantification of the total effect of the change, if practicable. Upon adoption of the provisions of ASU 2011-04, FHN revised its disclosures accordingly. Adoption of ASU 2011-04 had no effect on FHN’s statement of condition, results of operations, or cash flows.

Effective January 1, 2012, the FASB issued Accounting Standards Update 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”). For entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity, ASU 2011-03 removes from the assessment of effective control under ASC 860, “Transfers and Servicing”, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, as well as the collateral maintenance implementation guidance related to that criterion. Under ASC 860-10, as amended, the remaining criteria related to whether effective control over transferred financial assets has been maintained would still need to be evaluated, including whether the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, the agreement is to repurchase or redeem them before maturity at a fixed or determinable price, and whether the agreement is entered into contemporaneously with, or in contemplation of, the transfer. The provisions of ASU 2011-03 are effective for periods beginning after December 15, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Since FHN accounts for all of its repurchase agreements as secured borrowings, adopting the provisions of ASU 2011-03 did not have an effect on FHN’s statement of condition, results of operations, or cash flows.

Accounting Changes Issued but Not Currently Effective. In December 2011, the FASB issued Accounting Standards Update 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. ASU 2011-11 requires entities to disclose both gross and net information about both instruments/transactions eligible for offset in the balance sheet and instruments/transactions subject to an agreement similar to a master netting arrangement. The scope of ASU 2011-11 includes derivatives, sale and repurchase agreements/reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The provisions of ASU 2011-11 are effective for periods beginning after January 1, 2013, with retrospective application to all periods presented in the financial statements required. FHN is currently assessing the effects of adopting the provisions of ASU 2011-11.

Note 2 – Acquisitions and Divestitures

In 2011, FHN sold First Horizon Insurance, Inc. (“FHI”), the former subsidiary of First Tennessee Bank, a property and casualty insurance agency that served customers in over 40 states, Highland Capital Management Corporation (“Highland”), the former subsidiary of First Horizon National Corporation which provided asset management services, and First Horizon Msaver, Inc. (“Msaver”), the former subsidiary of First Tennessee Bank which provided administrative services for health savings accounts. FHN recognized $4.2 million combined after-tax gains on the sales of FHI and Highland and a $5.7 million after-tax gain related to the sale of Msaver. Additionally, in connection with the agreement to sell FHI, FHN incurred a pre-tax goodwill impairment of $10.1 million which was more than offset by $11.1 million of tax benefits recognized in first quarter 2011 related to the sale. The sales of FHI and Highland closed in second quarter 2011 and the sale of Msaver closed in third quarter 2011. The financial results of these businesses, the goodwill impairment, the gains on sales, and associated tax effects are reflected in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.

In addition to the divestitures mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 - Investment Securities

The following tables summarize FHN’s available for sale (“AFS”) securities on March 31, 2012 and 2011:

	On March 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$40,011	$26	$—	$40,037
Government agency issued mortgage-backed securities (“MBS”)	1,352,827	74,936	(734)	1,427,029
Government agency issued collateralized mortgage obligations (“CMO”)	1,537,732	35,104	—	1,572,836
Other U.S. government agencies	14,121	426	—	14,547
States and municipalities	18,070	—	—	18,070
Equity (a)	223,551	6	—	223,557
Other	510	17	—	527

Total securities available for sale (b)	$3,186,822	$110,515	$(734)	$3,296,603

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.1 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. Of this amount, $.4 billion was pledged as collateral for securities sold under repurchase agreements.

	On March 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$60,126	$196	$—	$60,322
Government agency issued MBS	1,500,461	45,114	(3,346)	1,542,229
Government agency issued CMO	1,187,262	22,360	(870)	1,208,752
Other U.S. government agencies	20,218	907	—	21,125
States and municipalities	26,015	—	—	26,015
Equity (a)	226,502	—	(10)	226,492
Other	511	32	—	543

Total securities available for sale (b)	$3,021,095	$68,609	$(4,226)	$3,085,478

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. Of this amount, $.9 billion was pledged as collateral for securities sold under repurchase agreements.

National banks chartered by the federal government are, by law, members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank (“FRB”). Given this requirement, FRB stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed.

Note 3 - Investment Securities (continued)

The amortized cost and fair value by contractual maturity for the available for sale securities portfolio on March 31, 2012 are provided below:

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within 1 year	$49,366	$49,489
After 1 year; within 5 years	6,265	6,594
After 5 years; within 10 years	—	—
After 10 years	16,570	16,570

Subtotal	72,201	72,653

Government agency issued MBS and CMO	2,890,560	2,999,866
Equity and other securities	224,061	224,084

Total	$3,186,822	$3,296,603

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross realized gains and gross realized losses from investment securities for the three months ended March 31:

(Dollars in thousands)	2012	2011
Gross gains on sales of securities	$328	$9,421
Gross (losses) on sales of securities	—	(8,623)

Net gain/(loss) on sales of securities (a)	$328	$798

Venture capital investments (b)	—	—
Net other than temporary impairment (“OTTI”) recorded	—	—

Total securities gain/(loss), net	$328	$798

(a)	Proceeds from sales for the three months ended March 31, 2012, and 2011 were $39.1 million, and $458.3 million, respectively.
(b)	Generally includes write-offs and/or unrealized fair value adjustments related to venture capital investments.

The following table provides information on investments within the available for sale portfolio that had unrealized losses on March 31, 2012 and 2011:

	On March 31, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$101,397	$(734)	—	—	$101,397	$(734)

Total temporarily impaired securities	$101,397	$(734)	$—	$—	$101,397	$(734)

	On March 31, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$572,326	$(3,346)	$—	$—	$572,326	$(3,346)
Government agency issued CMO	153,271	(870)	—	—	153,271	(870)
Equity	33	(10)	—	—	33	(10)

Total temporarily impaired securities	$725,630	$(4,226)	$—	$—	$725,630	$(4,226)

Note 3 - Investment Securities (continued)

FHN has reviewed investment securities that were in unrealized loss positions in accordance with its accounting policy for OTTI and does not consider them other-than-temporarily impaired. For debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. The decline in value is primarily attributable to interest rates and not credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost.

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of March 31, 2012, March 31, 2011 and December 31, 2011:

	March 31		December 31
(Dollars in thousands)	2012	2011	2011
Commercial:
Commercial, financial, and industrial	$7,705,153	$6,808,163	$8,014,927
Commercial real estate
Income CRE	1,247,089	1,397,741	1,257,497
Residential CRE	99,837	221,113	120,913
Retail:
Consumer real estate	5,391,801	5,487,370	5,291,364
Permanent mortgage	750,723	1,037,611	787,597
Credit card & other	271,730	298,057	284,051
Restricted real estate loans and secured borrowings(a)	504,997	722,317	640,778

Loans, net of unearned income	$15,971,330	$15,972,372	$16,397,127
Allowance for loan losses	346,016	589,128	384,351

Total net loans	$15,625,314	$15,383,244	$16,012,776

(a)	Balances as of March 31, 2012 and 2011, and December 31, 2011, include $467.0 million, $672.4 million, and $600.2 million of consumer real estate loans and $38.0 million, $49.9 million, and $40.6 million of permanent mortgage loans, respectively.

Components of the Loan Portfolio

For purposes of this disclosure, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit impaired), risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, and the trust preferred loans (“TRUPs”)(i.e., loans to bank and insurance-related businesses) portfolio. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within commercial real estate include income CRE and residential CRE. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include home equity lines of credit (“HELOC”) and real estate (“R/E”) installment loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other. Restricted real estate loans and secured borrowings include residential real estate loans in both consolidated and nonconsolidated variable interest entities. Restricted real estate loans relate to consolidated securitization trusts and are discussed in Note 13 – Variable Interest Entities. Other real estate loans secure borrowings related to nonconsolidated VIEs and remain on FHN’s balance sheet as the securitizations do not qualify for sale treatment.

Concentrations

FHN has a concentration of loans secured by residential real estate (42 percent of total loans), the majority of which is in the consumer real estate portfolio (34 percent of total loans). Additionally, on March 31, 2012, FHN had a sizeable portfolio of bank-related loans, including TRUPs totaling $.6 billion (8 percent of the C&I portfolio, or 4 percent of total loans). While the stronger borrowers in this portfolio class have stabilized, the weaker financial institutions remain under stress due to limited availability of market liquidity and capital, and the impact from economic conditions on these borrowers.

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with the ASC Topic related to Contingencies (“ASC 450-20-50”). The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow economic recovery, weak housing market, elevated unemployment levels, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the allowance for loan losses. Also included are reserves, determined in accordance with the Receivables Topic (“ASC 310-10-45”), for loans determined by management to be individually impaired.

Note 4 – Loans (continued)

Commercial

For commercial loans, reserves are established using historical net loss factors by grade level, loan product, and business segment. An assessment of the quality of individual commercial loans is made utilizing credit grades assigned internally based on a dual grading system which estimates both the probability of default (“PD”) and loss severity in the event of default. PD grades range from 1-16 while estimated loss severities, or loss given default (“LGD”) grades, range from 1-12. This credit grading system is intended to identify and measure the credit quality of the loan portfolio by analyzing the migration of loans between grading categories. It is also integral to the estimation methodology utilized in determining the allowance for loan losses since an allowance is established for pools of commercial loans based on the credit grade assigned. The appropriate relationship team performs the process of categorizing commercial loans into the appropriate credit grades, initially as a component of the approval of the loan, and subsequently throughout the life of the loan as part of the servicing regimen. The proper loan grade for larger exposures is confirmed by a senior credit officer in the approval process. To determine the most appropriate credit grade for each loan, the credit risk grading system employs scorecards for particular categories of loans that consist of a number of objective and subjective measures that are weighted in a manner that produces a rank ordering of risk within pass-graded credits. Loan grading discipline is regularly reviewed by Credit Risk Assurance to determine if the process continues to result in accurate loan grading across the portfolio.

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

Individually Impaired

Generally, classified nonaccrual commercial loans over $1 million and all commercial and consumer loans classified as troubled debt restructurings (“TDRs”) are deemed to be impaired and are individually assessed for impairment measurement in accordance with ASC 310-10. For all commercial portfolio segments, commercial TDRs and other individually impaired commercial loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell (net realizable value). For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses until such time as a loss is expected and recognized; however, for impaired collateral-dependent loans, FHN will charge off the full difference between the book value and the best estimate of net realizable value. In first quarter 2012, the allowance for TDRs in all consumer portfolio segments was

Note 4 – Loans (continued)

determined by estimating the expected future cash flows using the modified interest rate (if an interest rate concession), incorporating payoff and net charge-off rates specific to the TDRs within the portfolio segment being assessed, and discounted using the pre-modification interest rate. The discounted cash flows are then compared to the outstanding principal balance in order to determine required reserves.

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ending March 31, 2012 and 2011:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of January 1, 2011	$239,469	$155,085	$192,350	$65,009	$12,886	$664,799
Charge-offs	(12,059)	(14,286)	(47,238)	(9,417)	(4,352)	(87,352)
Recoveries	1,956	3,315	3,782	550	1,078	10,681
Provision	(8,766)	(20,634)	30,500	(502)	402	1,000

Balance as of March 31, 2011 (a) (b)	220,600	123,480	179,394	55,640	10,014	589,128

Allowance - individually evaluated for impairment	56,962	11,255	20,968	14,248	449	103,882
Allowance - collectively evaluated for impairment	163,638	112,225	158,426	41,392	9,565	485,246

Loans, net of unearned as of March 31, 2011:
Individually evaluated for impairment	214,167	221,400	78,571	103,890	1,314	619,342
Collectively evaluated for impairment	6,593,996	1,397,454	6,081,203	983,634	296,743	15,353,030

Total loans, net of unearned (a) (b)	6,808,163	1,618,854	6,159,774	1,087,524	298,057	15,972,372

Balance as of January 1, 2012	130,413	55,586	165,077	26,194	7,081	384,351
Charge-offs	(6,074)	(9,619)	(34,133)	(4,638)	(2,619)	(57,083)
Recoveries	4,514	496	4,139	523	1,076	10,748
Provision	(9,275)	(414)	6,564	10,493	632	8,000

Balance as of March 31, 2012 (a) (b)	119,578	46,049	141,647	32,572	6,170	346,016

Allowance - individually evaluated for impairment	29,148	7,975	32,384	16,639	241	86,387
Allowance - collectively evaluated for impairment	90,430	38,074	109,263	15,933	5,929	259,629

Loans, net of unearned as of March 31, 2012:
Individually evaluated for impairment	157,126	110,123	117,556	102,033	1,028	487,866
Collectively evaluated for impairment	7,548,027	1,236,803	5,741,265	686,667	270,702	15,483,464

Total loans, net of unearned (a) (b)	$7,705,153	$1,346,926	$5,858,821	$788,700	$271,730	$15,971,330

(a)	Balances as of March 31, 2012 and 2011 include $20.1 million and $36.5 million of reserves, respectively, and $467.0 million and $672.4 million of balances in restricted consumer real estate loans and secured borrowings, respectively.
(b)	Balances as of March 31, 2012 and 2011 include $5.4 million and $3.3 million of reserves, respectively, and $38.0 million and $49.9 million of balances in restricted permanent mortgage loans and secured borrowings, respectively.

Impaired Loans

The average balance of impaired loans was $483.8 million and $621.1 million for three months ended March 31, 2012 and 2011, respectively. Interest income of approximately $2 million and $1 million was recognized during the three months ended March 31, 2012 and 2011, respectively, related to such impaired loans.

The following tables provide information by class related to individually impaired loans. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment.

Note 4 – Loans (continued)

	March, 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$63,595	$80,563	$—	$69,288	$203
TRUPs	47,000	47,000	—	47,000	—
Income CRE	64,190	111,789	—	65,921	77
Residential CRE	24,210	41,518	—	24,250	72

Total	$198,995	$280,870	$—	$206,459	$352

Impaired loans with related allowance recorded:
Commercial:
General C&I	$12,831	$12,993	$5,322	$13,637	$34
TRUPs	33,700	33,700	23,825	33,700	—
Income CRE	2,208	2,208	446	2,215	15
Residential CRE	19,515	19,515	7,530	20,334	—

Total	$68,254	$68,416	$37,123	$69,886	$49

Retail:
HELOC	$52,411	$52,411	$14,165	$51,165	$373
R/E installment loans	65,145	65,145	18,135	67,676	265
Permanent mortgage	102,033	102,033	16,722	87,548	656
Credit card & other	1,028	1,028	241	1,073	11

Total	$220,617	$220,617	$49,263	$207,462	$1,305

Total commercial	$267,249	$349,286	$37,123	$276,345	$401

Total retail	$220,617	$220,617	$49,263	$207,462	$1,305

Total impaired loans	$487,866	$569,903	$86,386	$483,807	$1,706

	March 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$90,225	$112,750	$—	$66,045	$257
TRUPs	38,000	38,000	—	33,000	—
Income CRE	123,269	200,128	—	115,578	139
Residential CRE	64,222	116,748	—	61,812	75

Total	$315,716	$467,626	$—	$276,435	$471

Impaired loans with related allowance recorded:
Commercial:
General C&I	$55,942	$62,871	$29,696	$84,741	$60
TRUPs	30,000	30,000	27,266	30,000	—
Income CRE	11,603	11,603	3,378	23,072	—
Residential CRE	22,306	22,306	7,877	31,310	—

Total	$119,851	$126,780	$68,217	$169,123	$60

Retail:
HELOC	$30,398	$30,398	$10,073	$27,886	$140
R/E installment loans	48,173	48,173	10,895	46,286	162
Permanent mortgage	103,890	103,890	14,248	100,328	480
Credit card & other	1,314	1,314	449	1,039	12

Total	$183,775	$183,775	$35,665	$175,539	$794

Total commercial	$435,567	$594,406	$68,217	$445,558	$531

Total retail	$183,775	$183,775	$35,665	$175,539	$794

Total impaired loans	$619,342	$778,181	$103,882	$621,097	$1,325

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 4 – Loans (continued)

Asset Quality Indicators

As previously discussed, FHN employs a dual grade commercial risk grading methodology to assign an estimate for PD and the LGD for each commercial loan, factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. Each PD grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default probability, and probabilities increase as grades progress down the scale. PD 1 through PD 12 are “pass” grades. Prior to second quarter 2011, all loans with an assigned PD grade of “12” which is the lowest pass grade were included on the Watch List. In second quarter 2011, FHN implemented an enhanced process for determining which loans warrant additional oversight and monitoring. The identification of Watch List loans is now determined by the appropriate relationship team and is generally driven by specific events that may impact borrowers, rather than being driven solely by the assigned PD grade. This process enhancement did not have a material impact on the allowance for loan losses. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Pass loan grades are required to be reassessed no less frequently than annually or whenever there has been a material change in the financial condition of the borrower or risk characteristics of the relationship. All commercial loans over $1 million and certain commercial loans over $500,000 that are graded 13 or worse are reassessed on a quarterly basis. LGD grades are assigned based on a scale of 1-12 and represent FHN’s expected recovery based on collateral type in the event a loan defaults.

The following tables provide the balances of commercial loan portfolio classes, disaggregated by PD grade as of March 31, 2012 and 2011:

	March 31, 2012
(Dollars in millions)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$185	$—	$—	$—	$—	$185	2%	$—
2	189	—	—	3	—	192	2	—
3	163	—	—	21	—	184	2	—
4	216	—	—	6	—	222	2	—
5	384	—	—	31	—	415	5	1
6	883	123	—	97	4	1,107	12	4
7	886	434	—	214	6	1,540	17	9
8	979	367	—	151	—	1,497	16	13
9	609	128	—	158	3	898	10	12
10	491	19	—	94	2	606	7	9
11	464	—	—	125	1	590	7	12
12	153	—	—	16	3	172	2	4
13	226	—	334	67	8	635	7	12
14,15,16	311	—	4	198	29	542	6	53

Total loans collectively evaluated for impairment	6,139	1,071	338	1,181	56	8,785	97	129
Total loans individually evaluated for impairment	82	—	75	66	44	267	3	37

Total commercial loans	$6,221	$1,071	$413	$1,247	$100	$9,052	100%	$166

	March 31, 2011
(Dollars in millions)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$89	$—	$—	$—	$—	$89	1%	$—
2	97	—	—	3	—	100	1	—
3	151	—	—	15	—	166	2	—
4	194	—	—	7	—	201	2	1
5	300	—	—	26	—	326	4	1
6	686	44	—	54	1	785	9	7
7	841	108	—	107	3	1,059	13	10
8	1,073	157	—	174	4	1,408	17	18
9	539	74	—	132	6	751	9	19
10	411	—	—	108	3	522	6	12
11	476	—	—	129	1	606	7	21
12	213	—	—	27	7	247	3	9
13	358	—	288	143	9	798	10	44
14,15,16	414	1	80	338	100	933	11	134

Total loans collectively evaluated for impairment	5,842	384	368	1,263	134	7,991	95	276
Total loans individually evaluated for impairment	152	—	62	135	87	436	5	68

Total commercial loans	$5,994	$384	$430	$1,398	$221	$8,427	100%	$344

(a)	Balances as of March 31, 2012 and 2011 presented net of $34.2 million and $35.6 million respectively lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is "13". Portfolio reserve estimate considers recent financial performance of individual borrowers and other factors.

Note 4 – Loans (continued)

The retail portfolio is comprised primarily of smaller-balance loans which are very similar in nature in that most are standard products and are backed by residential real estate. Because of the similarities of retail loan-types, FHN is able to utilize the Fair Isaac Corporation (“FICO”) score, among other attributes, to assess the quality of consumer borrowers. FICO scores are refreshed on a quarterly basis in an attempt to reflect the recent risk profile of the borrowers. Accruing delinquency amounts are also indicators of other retail portfolio asset quality.

The following tables reflect period-end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of March 31, 2012 and 2011.

HELOC (Dollars in millions)	March 31, 2012			March 31, 2011
Origination Vintage	Period End Balance (a)	Avg orig FICO	Avg Refreshed FICO	Period End Balance (a)	Avg orig FICO	Avg Refreshed FICO
pre-2003	$168	722	715	$218	724	720
2003	259	733	724	308	733	726
2004	566	728	718	662	728	721
2005	705	734	720	822	734	720
2006	524	741	724	610	742	727
2007	542	746	731	614	746	732
2008	286	755	749	314	755	751
2009	170	754	751	199	755	758
2010	168	755	755	199	757	757
2011	159	760	757	30	752	752
2012	35	762	758	—	—	—

Total	$3,582	740	729	$3,976	740	730

(a)	Balances as of March 31, 2012 and 2011 include $467.0 million and $672.4 million of restricted loan and secured borrowing balances.

R/E Installment Loans (Dollars in millions)	March 31, 2012			March 31, 2011
Origination Vintage	Period End Balance	Avg orig FICO	Avg Refreshed FICO	Period End Balance	Avg orig FICO	Avg Refreshed FICO
pre-2003	$51	689	685	$75	694	687
2003	147	722	730	206	724	732
2004	91	709	707	120	713	710
2005	254	720	713	322	722	713
2006	278	720	704	353	722	706
2007	389	729	712	489	731	715
2008	144	733	724	195	738	729
2009	85	750	748	125	753	752
2010	187	746	756	215	748	748
2011	462	761	758	84	755	754
2012	188	765	767	—	—	—

Total	$2,276	737	729	$2,184	730	722

Permanent Mortgage (Dollars in millions)	March 31, 2012			March 31, 2011
Origination Vintage	Period End Balance (a)	Avg orig FICO	Avg Refreshed FICO	Period End Balance (a)	Avg orig FICO	Avg Refreshed FICO
pre-2004	$153	725	733	$146	724	736
2004	10	722	696	13	717	701
2005	54	739	718	64	737	719
2006	75	737	708	130	726	685
2007	390	734	700	395	726	678
2008	107	744	712	340	728	678

Total	$789	734	711	$1,088	727	693

(a)	Balances as of March 31, 2012 and 2011 include $38.0 million and $49.9 million of restricted loan and secured borrowing balances.

Note 4 – Loans (continued)

The following table reflects accruing delinquency amounts for the credit card and other portfolio classes.

	Credit Card		Other
(Dollars in millions)	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Accruing delinquent balances:
30-89 days past due	$1.4	$1.7	$0.5	$0.9
90+ days past due	1.4	1.4	0.1	—

Total	$2.8	$3.1	$0.6	$0.9

Nonaccrual and Past Due Loans

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

The following table reflects accruing and non-accruing loans by class on March 31, 2012:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non-Accruing	Total Loans
Commercial (C&I) :
General C&I	$6,112,259	$29,520	$540	$6,142,319	$35,470	$13,202	$30,608	$79,280	$6,221,599
Loans to mortgage companies	1,070,581	—	—	1,070,581	—	—	—	—	1,070,581
TRUPs (a)	338,180	—	—	338,180	—	—	74,793	74,793	412,973

Total commercial (C&I)	7,521,020	29,520	540	7,551,080	35,470	13,202	105,401	154,073	7,705,153

Commercial real estate:
Income CRE	1,168,182	9,160	—	1,177,342	23,289	2,701	43,757	69,747	1,247,089
Residential CRE	55,081	1,057	—	56,138	22,958	2,713	18,028	43,699	99,837

Total commercial real estate	1,223,263	10,217	—	1,233,480	46,247	5,414	61,785	113,446	1,346,926

Consumer real estate:
HELOC (b)	3,482,488	34,419	23,398	3,540,305	26,822	6,426	8,901	42,149	3,582,454
R/E installment loans	2,226,170	21,185	9,834	2,257,189	11,097	1,561	6,520	19,178	2,276,367

Total consumer real estate	5,708,658	55,604	33,232	5,797,494	37,919	7,987	15,421	61,327	5,858,821

Permanent mortgage (b)	735,156	8,454	8,900	752,510	14,401	987	20,802	36,190	788,700

Credit card & other
Credit card	179,744	1,368	1,456	182,568	—	—	—	—	182,568
Other	86,425	533	65	87,023	4	—	2,135	2,139	89,162

Total credit card & other	266,169	1,901	1,521	269,591	4	—	2,135	2,139	271,730

Total loans, net of unearned	$15,454,266	$105,696	$44,193	$15,604,155	$134,041	$27,590	$205,544	$367,175	$15,971,330

(a)	Includes LOCOM valuation allowance $34.2 million.
(b)	Includes restricted real estate loans and secured borrowings.

Note 4 – Loans (continued)

The following table reflects accruing and non-accruing loans by class on March 31, 2011:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I) :
General C&I	$5,813,511	$29,641	$1,478	$5,844,630	$85,803	$5,867	$58,623	$150,293	$5,994,923
Loans to mortgage companies	382,891	—	—	382,891	—	—	821	821	383,712
TRUPs (a)	367,291	—	—	367,291	—	—	62,237	62,237	429,528

Total commercial (C&I)	6,563,693	29,641	1,478	6,594,812	85,803	5,867	121,681	213,351	6,808,163

Commercial real estate:
Income CRE	1,241,297	15,648	60	1,257,005	35,308	5,892	99,536	140,736	1,397,741
Residential CRE	116,582	11,235	—	127,817	31,032	9,727	52,537	93,296	221,113

Total commercial real estate	1,357,879	26,883	60	1,384,822	66,340	15,619	152,073	234,032	1,618,854

Consumer real estate:
HELOC (b)	3,883,059	44,569	28,294	3,955,922	11,179	1,087	7,441	19,707	3,975,629
R/E installment loans	2,122,291	26,809	14,667	2,163,767	17,361	1,699	1,318	20,378	2,184,145

Total consumer real estate	6,005,350	71,378	42,961	6,119,689	28,540	2,786	8,759	40,085	6,159,774

Permanent mortgage (b)	894,682	30,734	27,692	953,108	29,650	4,295	100,471	134,416	1,087,524

Credit card & other
Credit card	185,265	1,658	1,443	188,366	—	—	—	—	188,366
Other	93,528	870	29	94,427	7	—	15,257	15,264	109,691

Total credit card & other	278,793	2,528	1,472	282,793	7	—	15,257	15,264	298,057

Total loans, net of unearned	$15,100,397	$161,164	$73,663	$15,335,224	$210,340	$28,567	$398,241	$637,148	$15,972,372

(a)	Includes LOCOM valuation allowance of $35.6 million.
(b)	Includes restricted real estate loans and secured borrowings.

Troubled Debt Restructurings

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

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficultly if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of loan structures, business/industry risk and borrower/guarantor structures. Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, or principal forgiveness. When evaluating whether a concession has been granted, FHN also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate FHN for the restructured terms. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR.

Although each occurrence is unique to the borrower and is evaluated separately, for all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 3 to 6 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as Home Affordable Modification Programs (“HAMP”). Within the HELOC, R/E installment loans, and permanent mortgage classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Contractual maturities may be extended up to 40 years on permanent mortgages and up to 20 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

Note 4 – Loans (continued)

On March 31, 2012 and 2011, FHN had $303.3 million and $285.1 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $49.9 million and $42.0 million, or 16 percent and 15 percent of TDR balances, as of March 31, 2012 and 2011, respectively. Additionally, FHN had restructured $126.3 million and $62.6 million of loans held for sale as of March 31, 2012 and 2011, respectively. The rise in TDRs from 2011 resulted from increased loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN.

The following table reflects modifications of portfolio loans occurring during the quarter ending March 31, 2012, that have been classified as TDRs:

	March 31, 2012
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	4	$583	$576
Loans to Mortgage Companies	—	—	—
TRUPs	—	—	—

Total commercial (C&I)	4	583	576

Commercial real estate:
Income CRE	3	7,961	7,829
Residential CRE	1	50	50

Total commercial real estate	4	8,011	7,879

Consumer real estate:
HELOC	34	4,081	4,073
R/E installment loans	59	7,543	7,611

Total consumer real estate	93	11,624	11,684

Permanent mortgage	38	29,893	30,064
Credit card & other:
Credit card	22	91	87
Other	—	—	—

Total credit card & other	22	91	87

Total troubled debt restructurings	161	$50,202	$50,290

Note 4 – Loans (continued)

The following table reflects receivables that became classified as TDRs within the previous 12 months for which there was a payment default during the quarter ending March 31, 2012. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN defines payment default as generally 30 plus days past due.

	March 31, 2012
(Dollars in thousands)	Number	Recorded Investment
Commercial (C&I):
General C&I	7	$3,990
Loans to Mortgage Companies	—	—
TRUPs	—	—

Total commercial (C&I)	7	3,990

Commercial real estate:
Income CRE	5	2,358
Residential CRE	1	50

Total commercial real estate	6	2,408

Consumer real estate:
HELOC	10	1,210
R/E installment loans	18	1,706

Total consumer real estate	28	2,916

Permanent mortgage	—	—

Credit card & other:
Credit card	11	36
Other	—	—

Total credit card & other	11	36

Total troubled debt restructurings	52	$9,350

The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer loan on nonaccrual status if it is 30 or more days delinquent upon modification into a TDR. For commercial loans, nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by FHN upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. For consumer loans, FHN’s evaluation supporting the decision to return a modified loan to accrual status includes consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status, which is generally a minimum of six months. FHN may also consider a borrower’s sustained historical repayment performance for a reasonable time prior to the restructuring in assessing whether the borrower can meet the restructured terms, as it may indicate that the borrower is capable of servicing the level of debt under the modified terms. Otherwise, FHN will continue to classify restructured loans as nonaccrual. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over FHN’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of modification.

Note 5 - Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 15 – Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology and Note 14 – Derivatives for a discussion of how FHN hedges the fair value of MSR. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $22 billion and $27 billion of mortgage loans on March 31, 2012 and 2011, respectively, for which a servicing right has been capitalized.

Following is a summary of changes in capitalized MSR as of March 31, 2012 and 2011:

(Dollars in thousands)	First Liens	Second Liens	HELOC	Total
Fair value on January 1, 2011	203,812	262	3,245	207,319
Reductions due to loan payments	(7,163)	(13)	(42)	(7,218)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	7,592	—	—	7,592
Other changes in fair value	16	10	29	55

Fair value on March 31, 2011	$204,257	$259	$3,232	$207,748

Fair value on January 1, 2012	$140,724	$231	$3,114	$144,069
Reductions due to loan payments	(5,499)	(9)	(76)	(5,584)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	4,459	—	—	4,459
Other changes in fair value	(8)	—	20	12

Fair value on March 31, 2012	$139,676	$222	$3,058	$142,956

Servicing, late, and other ancillary fees recognized within mortgage banking income were $17.2 million and $20.8 million for the three months ended March 31, 2012 and 2011, respectively. FHN services a portfolio of mortgage loans related to transfers by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $2.3 million and $4.2 million at March 31, 2012 and 2011, respectively. The aggregate principal balance serviced by FHN for these transactions was $.4 billion and $.6 billion at March 31, 2012 and 2011, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. For the three months ended March 31, 2012 and 2011, FHN had $15.1 million and $28.0 million, respectively, of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within Other short-term borrowings in the Consolidated Condensed Statements of Condition.

Note 6 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2010	$162,180	$32,881
Amortization expense (b)	—	(1,336)
Impairment (c) (d)	(10,100)	—

March 31, 2011	$152,080	$31,545

December 31, 2011	$133,659	$26,243
Amortization expense	—	(973)
Additions	583	368

March 31, 2012	$134,242	$25,638

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.
(b)	Amortization expense of $.3 million related to FHI and Msaver is included in Income/(loss) from discontinued operations, net of tax on the Consolidated Condensed Statements of Income.
(c)	See Note 16 - Restructuring, Repositioning, and Efficiency for further details related to goodwill impairments.
(d)	See Note 2 - Acquisitions and Divestitures for further details regarding goodwill related to divestitures.

The gross carrying amount of other intangible assets subject to amortization is $105.7 million on March 31, 2012, net of $80.0 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $2.9 million for the remainder of 2012, and $3.7 million, $3.5 million, $3.4 million, $3.2 million, and $3.0 million for the twelve-month periods of 2013, 2014, 2015, 2016 and 2017, respectively.

The agreement to sell FHI resulted in a pre-tax goodwill impairment of $10.1 million in first quarter 2011. In second quarter 2011, the remaining $16.4 million of goodwill was removed in conjunction with the divestiture. The sale of Msaver during third quarter 2011 resulted in the removal of $2.0 million of goodwill. During 2011, FHN also recognized $2.2 million and $.1 million of other intangible asset write-offs related to the FHI and Msaver divestitures, respectively.

Note 6 – Intangible Assets (continued)

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through March 31, 2012. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non-Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(104,023)	—	—	(104,023)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

December 31, 2010	$28,521	$36,238	$97,421	$162,180

Additions	—	—	—	—
Impairments	(10,100)	—	—	(10,100)
Divestitures	—	—	—	—

Net change in goodwill during 2011	(10,100)	—	—	(10,100)

Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

March 31, 2011	$18,421	$36,238	$97,421	$152,080

Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2011	$—	$36,238	$97,421	$133,659

Additions	—	—	583	583
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2012	—	—	$583	$583

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

March 31, 2012	$—	$36,238	$98,004	$134,242

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 7 - Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
All other income and commissions:
Bankcard income	$5,615	$4,720
Bank-owned life insurance	4,772	4,815
Other service charges	3,293	2,853
Deferred compensation (a)	3,119	979
ATM interchange fees	2,556	3,535
Electronic banking fees	1,706	1,534
Letter of credit fees	1,334	1,776
Gains on extinguishment of debt	—	5,761
Other	5,821	4,298

Total	$28,216	$30,271

All other expense:
Low income housing expense	$4,608	$4,697
Advertising and public relations	4,250	3,790
Other insurance and taxes	3,199	3,467
Travel and entertainment	1,864	1,770
Employee training and dues	1,092	1,247
Supplies	1,033	963
Customer relations	855	1,270
Bank examinations costs	799	1,118
Loan insurance expense	589	781
Federal service fees	321	464
Losses from litigation and regulatory matters	153	2,325
Other	5,703	5,691

Total	$24,466	$27,583

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 - Earnings per Share

The following tables provide a reconciliation of the numerators used in calculating earnings/(loss) per share attributable to common shareholders:

	Three Months Ended
	March 31	March 31
(Dollars in thousands)	2012	2011
Income/(loss) from continuing operations	$33,806	$42,132
Income/(loss) from discontinued operations, net of tax	(435)	871

Net income/(loss)	33,371	43,003
Net income attributable to noncontrolling interest	2,844	2,844

Net income/(loss) available to common shareholders	30,527	40,159

Income/(loss) from continuing operations	33,806	42,132
Net income attributable to noncontrolling interest	2,844	2,844

Net income/(loss) from continuing operations available to common shareholders	$30,962	$39,288

The component of Income from continuing operations attributable to FHN as the controlling interest holder of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA was $31.0 million and $39.3 million during the three months ended March 31, 2012 and 2011, respectively.

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended
	March 31	March 31
(Shares in thousands)	2012	2011
Weighted average common shares outstanding - basic	253,527	261,174
Effect of dilutive securities	1,842	4,382

Weighted average common shares outstanding - diluted	255,369	265,556

The following tables provide a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended
	March 31	March 31
Earnings/(loss) per common share:	2012	2011
Income/(loss) per share from continuing operations available to common shareholders	$0.12	$0.15
Income/(loss) per share from discontinued operations, net of tax	—	—

Net income/(loss) per share available to common shareholders	$0.12	$0.15

Diluted earnings/(loss) per common share:
Diluted income/(loss) per share from continuing operations available to common shareholders	$0.12	$0.15
Diluted income/(loss) per share from discontinued operations, net of tax	—	—

Diluted income/(loss) per share available to common shareholders	$0.12	$0.15

For the three months ended March 31, 2012, the dilutive effect for all potential common shares was 1.8 million compared to 4.4 million in 2011. 9.9 million and 10.5 million stock options, with weighted average exercise prices of $23.96 and $26.70 per share for the three months ended March 31, 2012 and 2011, respectively, were excluded from diluted shares because including such shares would be antidilutive. All other equity award grants, which include restricted stock and units, were dilutive for the period ended March 31, 2012. Other equity awards of .1 million for the three months ended March 31, 2011, were excluded from diluted shares because including such shares would have been antidilutive. The CPP common stock warrant, which was dilutive in first quarter 2011, was repurchased in 2011 and is not included in diluted shares in 2012.

Note 9 - Contingencies and Other Disclosures

Contingencies

General

Contingent liabilities arise in the ordinary course of business, including those related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquires from federal, state, and local regulators and from other government authorities concerning various matters relating to FHN’s current or former lines of business; certain matters of that sort are pending at this time, and FHN is cooperating with the authorities involved. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions are possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes loss contingency liabilities for litigation matters when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. A liability generally is not established when a loss contingency either is not probable or its amount is not reasonably estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance generally requires a liability to be established at the low end of the range.

In addition, disclosure of litigation matters is provided when there is more than a slight chance of a material loss outcome for FHN in excess of currently established loss liabilities. Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to such pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.

Litigation – Gain Contingency

The Chapter 11 Liquidation Trustee (the “Trustee”) of Sentinel Management Group, Inc. (“Sentinel”) filed complaints against two subsidiaries, First Tennessee Bank National Association (“FTBNA”) and FTN Financial Securities Corp. (“FTN”), and two former FTN employees. The Trustee’s claims related to Sentinel’s purchases of Preferred Term Securities Limited (“PreTSL”) products and other securities from FTN and/or the FTN Financial Capital Markets division of FTBNA from March 2005 to August 2007. In July 2011, the parties reached an agreement to settle the dispute. Under the terms of the settlement the Trustee received a total of $38.5 million dollars. After considering the terms of the settlement, FHN recognized a pre-tax expense of $36.7 million during second quarter 2011 related to the settlement. FHN believes that certain insurance policies provide coverage for these losses and related litigation costs, subject to policy limits and applicable deductibles. The insurers have denied coverage. FHN has brought suit against the insurers to enforce the policies under Tennessee law. The case is in U.S. District Court for the Western District of Tennessee styled as First Horizon National Corporation, et al. v. Certain Underwriters at Lloyd’s Syndicate Nos. 2987, et al., No. 2:11-cv-02608. In connection with this matter the previously recognized expense may be recouped in whole or in part. As to this matter FHN has determined, under applicable financial accounting guidance, that although material gain is not probable there is more than a slight chance of a material gain outcome for FHN. FHN cannot determine a probable outcome that may result from this matter because of the uncertainty of the potential outcomes of the legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; and the incomplete status of the discovery process.

Litigation – Loss Contingencies

Set forth below are discussions of certain pending or threatened litigation matters. Material loss contingency matters related to litigation generally fall into one of the following categories: (i) FHN has determined material loss to be probable or has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported previously as having been substantially settled or otherwise substantially resolved; or (ii) FHN has determined that although material loss is not probable or determinable there is more than a slight chance of a material loss outcome for FHN in excess of currently established loss liabilities. At March 31, 2012, all of the matters discussed below fall into the second category. In all such matters that involve claims in active litigation, and in those matters not in litigation where possible allegations can be anticipated, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously. For the foregoing reasons, in each potential loss contingency matter mentioned below except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. FHN expects to reassess the liability for these matters each quarter as they progress.

Branch Sale Arbitration

Manufacturers & Traders Trust Company (“M&T”) has filed an arbitration claim against FTBNA. The claim arises out of FTBNA’s sale of certain branch assets to M&T in 2007. The original demand for arbitration claims that FTBNA violated its obligations to repurchase home equity lines of credit (“HELOCs”) that it sold to M&T as part of the asset sale agreement. M&T alleges that the loans either are not in

Note 9 – Contingencies and Other Disclosures (continued)

conformity with FTBNA’s representations about them or are insured and sold due to mutual mistake or both. At this time, as a result of rulings to date, the claim has become a demand that FTBNA repurchase certain HELOCs having an original principal balance of $45.5 million. At March 31, 2012, the HELOCs at issue included loans with an unpaid principal balance of $24.6 million and also included charged-off loans of $11.7 million. These HELOCs are not included in the mortgage repurchase pipeline discussed below as potential repurchase obligations, but instead are evaluated separately based on specific facts and circumstances related to this loan sale. FHN estimates that for this matter reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $16 million. For this matter, FHN’s ability to estimate reasonably possible loss is subject to significant uncertainties regarding: the potential remedies that might be available or awarded; the identity and value of assets FHN may be required to repurchase; and the unpredictable nature of the arbitration process. FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

Mortgage Securitization Litigation

Prior to September 2008 FHN originated and sold home loan products through various channels and conducted its servicing business under the First Horizon Home Loans and First Tennessee Mortgage Servicing brands. Those sales channels included the securitization of loans into pools held by trustees and the sale of the resulting securities, sometimes called “certificates,” to investors. These activities are discussed in more detail below under the heading “Legacy Home Loan Sales and Servicing.”

At the time this report is filed, FHN is one of multiple defendants in four lawsuits brought by investors which claim that the offering documents under which certificates were sold to them were materially deficient. The plaintiffs and venues of these suits are: (1) the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, in U.S. District Court for the Southern District of New York (Case No. 11-cv-6193 (PGG)); (2) Charles Schwab Corp. in the Superior Court of San Francisco, California (Case No. 10-501610); (3) Federal Home Loan Bank (“FHLB”) of Chicago in the Circuit Court of Cook County, Illinois (Case No. 10 CH 45033); and (4) Western & Southern Life Insurance Co, among others in the Court of Common Pleas, Hamilton County, Ohio (Case No. A1105352). Two of those suits were brought in the second half of 2010, and the other two were brought in the third quarter of 2011. The plaintiffs in the pending suits claim to have purchased a total of $1.1 billion of certificates in twelve separate securitizations related to FHN and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought. If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation reserve previously established) and the fair value of the certificates at that time.

In some of these suits, underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from an underwriter in one other suit as to which an investor claims to have purchased a senior certificate for $100.1 million in one FHN securitization. The plaintiff and venue of this suit is: FHLB of San Francisco in the Superior Court, San Francisco County, California (Case No. CGC-10-497840). At March 31, 2012 FHN has not been named a defendant in this additional suit.

Details concerning the original purchase amounts of the investments at issue in these five suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in most cases the securitization provided for sub-classifications within the Senior or Junior groups.

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
2005 (a)	$743,868	$—	$60,000	$—
2006 (a)	230,020	—	84,659	9,793
2007	5,050	—	50,000	7,084

Total	$978,938	$—	$194,659	$16,877

(a)	The amounts shown in the table which are the subject of the FHFA litigations include all of the Senior Atl-A loans from 2006 and $643,751 of the Senior Alt-A from 2005.

The original purchase amounts reported in this table do not reflect the cumulative amounts of principal and interest distributions received by investors over the past five to seven years. Such receipts generally would diminish any recovery a plaintiff might obtain.

Information on the performance of the securitizations is available in monthly reports published by the trustee for the securitization trusts. Based on these reports, the ending certificate balance of the investments which are the subject of the five lawsuits was $535.6 million as of

Note 9 – Contingencies and Other Disclosures (continued)

the March 26, 2012 trust statements. Within that total, the ending certificate balance of the investments which are the subject of the FHFA lawsuit was $364.4 million, with approximately 80 percent performing. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative losses. Cumulative losses on the FHFA investments which are the subject of the lawsuit as reported on the March 26, 2012 trust statements represent approximately 5 percent of the original principal amount underlying the certificates purchased. Recognized cumulative losses do not take into account outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; those advances may increase cumulative losses. Any such losses could be part of any recovery from FHN. Losses are often reported based on all of the certificates within a pool or group, which limits FHN’s ability to ascertain losses at the level of an investor’s specific certificate.

Although these suits are in early stages, FHN intends to defend itself vigorously. For these matters, FHN’s ability to estimate reasonably possible loss is subject to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the identity and value of assets FHN may be required to repurchase for those claims seeking asset repurchase; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims.

As discussed under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or others. At March 31, 2012, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in securitizations at closing.

Debit Transaction Sequencing Matter

In September 2011, FTBNA became a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The plaintiff seeks actual damages of at least $5 million, unspecified restitution of fees charged, and unspecified punitive damages, among other things. FHN is unable to estimate a range of reasonably possible loss due to significant uncertainties regarding: whether a class will be certified and, if so, the definition of the class; claims as to which no dollar amount is specified; the potential remedies that might be available or awarded; the outcome of potentially dispositive early-stage motions such as motions to dismiss; and the lack of discovery. FHN is aware that claims which appear to be somewhat similar have been brought against other financial institutions. Although this suit is in a very early stage making an assessment of it impossible, FHN intends to defend itself vigorously.

VA Loan Guarantee Matter

In October 2011, FTBNA was served as a defendant in a qui tam action brought privately on behalf of the federal government against thirteen mortgage lenders. The case is styled as United States ex rel Bibby and Donnelly v. Wells Fargo Bank N.A. et al, before the U.S. District Court for the N.D. of Georgia, Case No. 1:06-CV-0547-MHS. The plaintiffs allege that defendants improperly disclosed and improperly charged certain fees related to certain VA guaranteed interest rate reduction refinancing loans. They assert that the alleged acts violated the regulations governing loans of that type as well as the federal False Claims Act. The plaintiffs seek unspecified restitution of loan guarantee benefits improperly claimed and unspecified treble damages, among other things. FHN estimates that for this matter reasonably possible loss in future periods in excess of currently established liabilities could range up to approximately $70 million. For this matter, FHN’s ability to estimate a range of reasonably possible loss is subject to significant uncertainties regarding: the specific loans involved; the dollar amounts claimed; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the availability of certain remedies; the impact of pre-litigation mitigating actions by defendants; possible intervention by the federal government; and the lack of discovery. Two defendants to this action recently have settled with the plaintiffs. Although this suit is in an early stage, FHN intends to defend itself vigorously.

Legal Settlement Process – Mortgage Repurchase Pipeline

For several years FHN has received claims from government sponsored enterprises (“GSEs”), mortgage insurers, and others that FHN breached certain representations and warranties made in connection with whole-loan sales prior to September 2008. Generally such claims demand that FHN repurchase the loans or otherwise make the purchaser whole. FHN analyzes these claims using a pipeline and reserve approach. Generally FHN reviews each claim in the pipeline and either offers to satisfy the claim or rejects the claim by asking the claimant to rescind it. FHN has established a material loss liability for probable incurred losses related to repurchase obligations for breaches of representations and warranties. As of March 31, 2012 none of these matters had been become active litigation. These matters are discussed under “Legacy Home Loan Sales and Servicing.”

Note 9 – Contingencies and Other Disclosures (continued)

Other Litigation Matters

A shareholder, Cranston Reid, filed a putative derivative lawsuit in the U.S. District Court for the Western District of Tennessee, Western Division (Case No. 2:10cv02413-STA-cgc) against various former and current officers and directors of FHN. FHN is named as a nominal defendant, though no relief is sought against it. The complaint alleges the following causes of action: breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The claimed breach of fiduciary duty and other causes of action stem from a number of alleged events, including: certain litigation matters, both pending and previously disposed, unrelated to this plaintiff; certain matters that allegedly could become litigation matters, unrelated to this plaintiff; a matter that previously had been investigated and concluded, unrelated to this plaintiff; and an alleged general use of allegedly unlawful and high-risk banking practices. In March 2011 the court dismissed all claims. The plaintiff has appealed the dismissal. FHN continues to believe the defendants have meritorious defenses to this complaint – including that the complaint fails to state any legally cognizable claim – and intends to advance those defenses vigorously on appeal. Based on the circumstances of this matter, FHN believes it is not reasonably possible for this matter to result in a material financial loss for FHN.

Legacy Home Loan Sales and Servicing

Overview

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to GSEs such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” or “FHLMC”), or the Government National Mortgage Association (“Ginnie Mae” or “GNMA”). Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), were sold to investors, or certificate-holders, predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-GSE purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole loan sales to private purchasers and, to a lesser extent, through proprietary securitizations.

Regarding these past loan sale activities, FHN has exposure to potential loss primarily through two avenues. First, purchasers of these mortgage loans may request that FHN repurchase loans or make the purchaser whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties differ based on deal structure and counterparty. For whole-loan sales, a claimant generally would be the purchaser. For securitizations, a repurchase claimant generally would be a trustee. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. In addition, overlaying these avenues: some of the loans that were sold or securitized were insured and the insurance carrier may seek repurchase or make-whole remedies by claiming that FHN violated certain contractual representations and warranties made in connection with the insurance contract; and, some of the loans sold to non-GSE whole-loan purchasers were included in securitizations of the purchasers, and the purchasers may seek indemnification for losses and expenses caused by such a violation by FHN. In some cases FHN retains the servicing of the loans sold or securitized and so has substantial visibility into the status of the loans; in many cases FHN does not retain servicing and has very limited or no such visibility.

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans without recourse to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $47.0 billion of mortgage loans without recourse in proprietary transactions. Of the amount originally securitized, $36.7 billion relates to securitization trusts that are still active; approximately 30 securitization trusts have been terminated due to clean-up calls exercised by FHN. A clean-up call is allowed when the unpaid principal balance falls to a low level. The exercise of a clean-up call results in termination of the pooling and servicing agreement and reacquisition by FHN of the related outstanding mortgage loans.

On August 31, 2008 FHN sold its national mortgage and servicing platforms along with a portion of its servicing assets and obligations. This is sometimes referred to as the “2008 sale,” the “2008 divestiture,” the “platform sale,” or other similar words. FHN contracted with the purchaser to have its remaining servicing obligations sub-serviced by the purchaser through August 2011.

Loans Sold With Full or Limited Recourse

Although not a substantial part of FHN’s former business, FHN sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market

Note 9 – Contingencies and Other Disclosures (continued)

which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, the Federal Housing Administration (“FHA”) insurance, or the Veteran’s Administration (“VA”) guaranty. On March 31, 2012 and 2011, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $42.3 million and $55.7 million, respectively.

Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the FHA and VA. FHN may absorb losses due to uncollected interest and foreclosure costs but has limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure.

FHN also has potential loss exposure from claims that FHN violated FHA or VA requirements related to the origination of the loans and guarantee claims filed related to the loans. FHN is one of several defendants in a civil lawsuit, mentioned above, claiming that such violations occurred with respect to certain VA-guaranteed refinancing loans. In addition, FHN is cooperating with the U.S. Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development in a civil investigation regarding compliance with requirements relating to certain FHA-guaranteed loans.

Unless otherwise noted, the remaining discussion under this section, “Legacy Home Loan Sales and Servicing,” excludes information concerning full or limited recourse loan sales.

GSE Whole Loan Sales

Substantially all of the conforming mortgage loans originated by FHN were sold to GSEs such as Ginnie Mae for federally insured loans and Fannie Mae and Freddie Mac for conventional loans. Each GSE has specific guidelines and criteria for sellers and servicers of loans backing their respective securities, and the risk of credit loss with regard to the principal amount of the loans sold was generally transferred to the GSEs upon sale.

Generally these loans were sold without recourse for credit loss. However, if it is determined that the loans sold were in breach of representations or warranties required by the GSE and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the UPB or make the purchaser whole for the economic loss incurred by the purchaser of such loan. Such representations and warranties required by the GSEs typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan.

At the time of sale, FHN retained servicing rights for a majority of these mortgage loans sold. However, FHN has since sold (through the 2008 divestiture and bulk sales) servicing rights on a significant amount of the loans that were sold to GSEs. As of March 31, 2012, the original and current UPB of loans sold to GSEs from 2005 and 2008 that FHN continues to service was $6.3 billion and $5.7 billion, respectively. A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to GSEs. Since the divestiture of the national mortgage banking business in third quarter 2008 through March 31, 2012, GSEs (primarily Fannie Mae and Freddie Mac) have accounted for the vast majority of repurchase/make-whole claims received.

First Horizon Proprietary Mortgage Securitizations

FHN originated and sold certain non-agency, nonconforming mortgage loans, Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through over 140 proprietary securitization trusts under the “First Horizon” name. Over 110 of these FH proprietary securitization trusts were active as of March 31, 2012. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts or other vehicles. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. Unlike servicing on loans sold to GSEs, FHN still services substantially all of the remaining loans sold through FH proprietary securitizations. As of March 31, 2012, the remaining UPB in active FH proprietary securitizations was $11.6 billion consisting of $7.0 billion Alt-A mortgage loans and $4.6 billion Jumbo mortgage loans. Representations and warranties were made to the trustee for the benefit of investors. As such, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of March 31, 2012, the repurchase request pipeline contained no repurchase requests related to FH first lien proprietary mortgage securitizations based on representations and warranties.

Unlike loans sold to GSEs, contractual representations and warranties for FH proprietary first lien mortgage securitizations do not include specific representations regarding the absence of third party fraud or negligence in the underwriting or origination of the mortgage loans. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate repurchase of a mortgage loan if FHN breached certain representations and warranties made at the time the securitization closed and such breach materially

Note 9 – Contingencies and Other Disclosures (continued)

and adversely affects the interests of the investors in such mortgage loan. The securitization documents do not require the trustee to make an investigation into the facts or matters stated in any investor request or notice unless requested in writing to do so by the holders of certificates evidencing not less than 25 percent of the voting rights allocated to each class of certificates. The certificate holders may also be required to indemnify the trustee for its costs related to investigations made in connection with repurchase actions. FHN has no knowledge of any investor requests to the trustee of an FH proprietary mortgage securitization to investigate mortgage loans for possible breach of representations and warranties. GSEs were among the purchasers of certificates in FH securitizations. As such, they are entitled to the benefits of the same representations and warranties as other investors. However, the GSEs, acting through their conservator under federal law, are permitted to undertake, independently of other investors, reviews of FHN’s mortgage loan origination and servicing files. Such reviews are commenced using a subpoena process. If, because of such reviews, the GSEs determine there has been a breach of a representation or warranty that has had a material and adverse affect on the interests of the investors in any mortgage loan, the GSEs may seek enforcement of a repurchase obligation against FHN. Certain other government entities have asserted a similar right of review not generally available to other investors. As discussed in more detail below, FHN has received several such subpoenas.

In addition, an FH securitization trustee generally may initiate a loan review, without prior official action by investors, for the purpose of determining compliance with applicable representations and warranties. If non-compliance is discovered, the trustee may seek repurchase or other relief.

Also unlike loans sold to GSEs through nonrecourse whole loan sales, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, investors could pursue (and in certain cases mentioned below, are pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. Claims for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes, and the statutory remedies typically could include rescission of the investment or monetary damages measured in relation to the original investment made. Any such statutory claim would be subject to applicable limitation periods and other statutory defenses. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort are likely to be resolved in a litigation context in most cases, unlike most of the GSE repurchase requests. The analysis of loss content and establishment of appropriate liabilities in those cases would follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case, a determination whether material loss is probable, and (if so) an estimation of the amount of ultimate loss, if any can be estimated. FHN expects most litigation claims to take much longer to resolve than repurchase requests typically have taken.

Monoline insurance is a form of credit enhancement provided to a securitization by a third party insurer. Subject to the terms and conditions of the policy, the insurer guarantees payments of accrued interest and principal due to the investors. None of the FH proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. In certain limited situations, insurance was provided for a specific senior retail class of holders within individual securitizations. The aggregate insured certificates totaled $128.4 million of original certificate balance. FHN’s exercise of cleanup calls contained some of these insured certificates; therefore, the original certificate balance of insured certificates related to active securitization trusts was $103.4 million as of March 31, 2012. The trustee statement dated March 26, 2012 reported to FHN that the remaining outstanding certificate balance for these classes was $97.4 million. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level classes.

Four agencies acting on behalf of several purchasers of FH and other securitizations have subpoenaed information from FHN and others. In 2009 FHN was subpoenaed by the federal regulator of credit unions, the National Credit Union Administration (“NCUA”), related to securitization investments by two federal credit unions. There has been little communication with FHN associated with this matter recently. FHN has been subpoenaed by the FHFA acting as conservator for Fannie Mae and Freddie Mac related to securitization investments by those institutions. In addition, the FHLB of San Francisco has subpoenaed FHN for purposes of a loan origination review related to certain of its securitization investments. Collectively, the NCUA, FHFA and FHLB of San Francisco subpoenas seek information concerning thirteen FH first lien securitizations and one FH HELOC securitization during the years 2005 and 2006. In addition, the FDIC acting on behalf of certain failed banks has also subpoenaed FHN related to FH securitization investments by those institutions. The FDIC and FHLB San Francisco subpoenas also concern loans sold by FHN to non-GSE purchasers on a whole-loan basis which were included by

Note 9 – Contingencies and Other Disclosures (continued)

those purchasers in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. FHN therefore is unable to identify the loans under review or the dollar amounts involved in the FDIC and FHLB San Francisco subpoenas. The FHFA subpoena overlaps substantially with the ongoing litigation matter mentioned above under “Litigation – Loss Contingencies” but does cover an additional securitization.

These subpoenas relate to ongoing reviews which ultimately could result in claims against FHN. The original and current (as of the March 26, 2012 trust statements) combined first lien certificate balances of the related FH securitizations in which the two credit unions invested, were $321.6 million and $151.1 million, respectively. The original and current (as of the March 26, 2012 trust statements) HELOC certificate balances of the related FH securitization in which the credit unions invested was $299.8 million and $113.8 million. The original and current certificate balances of the FH securitizations in which the FHLB SF invested are $601.1 million and $206.2 million respectively. There are limitations as to FHN’s knowledge of the amount of investments made that are subject to the FDIC subpoena. As mentioned above, FHN does not know which pools or what portions of those pools the institutions represented by the FDIC purchased. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline.

Other First Horizon Proprietary Securitizations

FHN also originated and sold home equity lines and second lien loans through seven FH proprietary securitization trusts, six of which related to HELOC loans. As of March 31, 2012, only three of the HELOC securitizations remain active as a result of cleanup calls exercised by FHN in first quarter 2012. Each trust issued notes backed by these loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. The Trustee statements dated March 26, 2012, reported that the cumulative original and current outstanding note balances of the three active HELOC securitizations were $1.0 billion and $.4 billion, respectively. The original and current outstanding balance of the closed-end second lien securitization was $236.3 million and $22.5 million, respectively.

The loans in the remaining active FH securitization trusts are included on FHN’s balance sheet in accordance with Generally Accepted Accounting Principles either as consolidated variable interest entities (“VIE’s”) or because the securitization did not qualify for sale treatment. These loans and the associated credit risk are reflected in FHN’s consolidated financial statements. As of March 31, 2012, the loans related to the consolidated VIEs and the associated ALLL are reflected as “restricted” on the Consolidated Condensed Statements of Condition.

The asset-backed notes issued in the FH HELOC securitizations were “wrapped” by monoline insurers. FHN understands that some monoline insurers have commenced lawsuits against other originators of asset-backed securities seeking to cancel policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice from a monoline insurer of any such lawsuit. The monoline insurers also have certain contractual rights to pursue repurchase and indemnification. In response to unreimbursed insurance draws resulting from insufficient remittances to investors, the monoline insurer of two of FHN’s HELOC securitizations exercised its rights to review the performance of these HELOC securitizations and, with respect to charged off loans, to review loan origination and servicing files, underwriting guidelines, and payment histories. During third and fourth quarters of 2011, the insurer began requesting indemnification and repurchase of specific loans, based on the review. As a result of an agreement FHN transferred servicing of some of the HELOC loans to a servicer that specializes in collections and recoveries. During the first quarter of 2012, a second monoline insurer of a third HELOC securitzation provided notice to FHN of its intent to conduct a loan file review in response to unreimbursed insurance draws. Because the underlying loans and their associated loss content are recorded on FHN’s balance sheet, FHN reviews the portfolio each quarter for inherent loss and has established reserves for loss content. For that reason, FHN does not include these requests in the repurchase pipeline reported for first lien mortgages, and FHN believes that any ultimate cash payouts related to these loans are unlikely to have any material impact upon FHN’s financial results as such payouts would be reflected as reductions to the existing balance of restricted or secured term borrowings. Additionally, advances made by monoline insurers for the benefit of security holders have been recognized within restricted or secured term borrowings in the Consolidated Condensed Statements of Condition (as the insurers have a higher priority to cash flows from the securitization trusts than FHN).

Other Whole Loan Sales

FHN has sold first lien mortgages without recourse through whole loan sales to non-GSE purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to GSE purchasers. As of March 31, 2012, the amount of repurchase/make-whole claims related to private whole loan sales was negligible. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Many of these loans were included by the purchasers in non-FH securitizations. FHN’s contractual representations and warranties to these loan purchasers included indemnity covenants for losses and expenses applicable to the securitization caused by FHN’s breach. FHN has received indemnification requests from UBS Securities LLC and Citigroup (CGMI, CGMRC and CMLTI). In addition, a trustee for one of these securitizations has commenced a legal proceeding against FHN for repurchase of loans. The trustee is basing its claim, in part, on an assignment of contractual rights FHN gave to FHN’s loan purchaser. These indemnification requests and repurchase proceedings are not included in the repurchase pipeline.

Note 9 – Contingencies and Other Disclosures (continued)

Private Mortgage Insurance

Private mortgage insurance (“MI”) was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs. For purposes of estimating loss content, FHN also considers reviewed MI cancellation notices where coverage has been cancelled for all loan sales and securitizations. In determining the adequacy of the repurchase reserve, FHN considered $367.1 million in UPB of loans sold where MI coverage was cancelled for all loan sales and securitizations as of March 31, 2012 compared to $156.5 million as of March 31, 2011. To date, a significant majority of MI cancellation notices have involved loans sold to GSEs. At March 31, 2012, all estimated loss content arising from MI cancellation matters related to loans sold to GSEs.

Established Repurchase Liability

Based on its experience to date, FHN has evaluated its loan repurchase exposure as mentioned above and has accrued for losses of $163.3 million and $185.6 million as of March 31, 2012 and 2011, respectively. A vast majority of this liability relates to obligations associated with the sale of first lien mortgages to GSEs through the legacy mortgage banking business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income.

Servicing and Foreclosure Practices

FHN services a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $22 billion as of March 31, 2012. A substantial portion of the first lien portfolio is serviced through a subservicer. The first lien portfolio is held primarily by private security holders and GSEs, with less significant portions held by other private investors. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) the liquidation proceeds of the property securing the loan, in the case of private securitizations and (2) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans. As of March 31, 2012 and 2011, FHN has recognized servicing and P&I advances of $330.9 million and $286.0 million, respectively. Servicing and P&I advances are included in Other assets on the Consolidated Condensed Statements of Condition.

FHN is subject to losses in its loan servicing portfolio due to loan foreclosures. Foreclosure exposure arises from certain government agency agreements which limit the agency’s repayment guarantees on foreclosed loans, resulting in losses to the servicer. Foreclosure exposure also includes real estate costs, marketing costs, and costs to maintain properties, especially during protracted resale periods in geographic areas of the country negatively impacted by declining home values.

In recent years governmental officials and agencies have scrutinized industry foreclosure practices, particularly in judicial foreclosure states. The initial focus on judicial foreclosure practices of financial institutions nationwide has expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities, which could impact FHN through increased operational and legal costs. FHN has continued to review and revise, as appropriate, its foreclosure processes in coordination with loss mitigation practices and to continue to monitor these processes with the goal of conforming them to evolving servicing requirements.

FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the still-owned portion of FHN’s mortgage servicing portfolio was outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in August 2011. In 2011, FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”).

In 2011 regulators entered into consent decrees with several of the institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer is subject to a consent decree and has advised FHN that it has implemented or is in the process of implementing the new standards. In accordance with

Note 9 – Contingencies and Other Disclosures (continued)

the terms of the consent decree, the 2008 subservicer had commenced an independent third party assessment of its foreclosure processes and is participating in a regulator-prescribed foreclosure claims review process. As a result of the above examinations, in June 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, and testing and file review. FHN has reviewed the Supervisory Guidance and utilized a third party consultant to assist in its self-assessment of its foreclosure management process relating to all its mortgage servicing, including that conducted by the 2011 subservicer. The assessment of FHN and the 2011 subservicer was completed in the fourth quarter of 2011; FHN is reviewing the results and implementing additional oversight and review processes. Also in connection with the 2008 subservicer’s third party assessment process, FHN and its 2011 subservicer will cooperate with the 2008 subservicer to identify and correct any servicing deficiencies in foreclosure or loss mitigation that might impact FHN’s subserviced loans including claims identified in the consent decree claim review process.

Under FHN’s 2008 subservicing agreement, the 2008 subservicer had the contractual right to follow FHN’s prior servicing practices as they existed 180 days prior to August 2008 until the 2008 subservicer became aware that such practices did not comply with applicable servicing requirements, subject to subservicer’s obligation to follow accepted servicing practices, applicable law, and new requirements, including evolving interpretations of such practices, law and requirements. FHN cannot predict the amount of additional operating costs related to foreclosure delays, including required process changes, increased default services, extended periods of servicing advances and the recoverability of such advances, legal expenses, or other costs that may be incurred as a result of the internal reviews or external actions. In the event of a dispute such as that described below between FHN and 2008 subservicer over any liabilities for subservicer’s servicing and management of foreclosure or loss mitigation processes, FHN cannot predict the costs that may be incurred.

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts in connection with FHN’s transfer of subservicing to its 2011 subservicer in the amount of $5.8 million. The 2008 subservicer also is seeking reimbursement for expenditures the 2008 subservicer has or anticipates it will incur under the consent decree and Supervisory Guidance relating to foreclosure review (collectively, “foreclosure review”), alleging that FHN has either an implied agreement to participate in and share in such cost or was obligated to do so under the subservicing agreement. The foreclosure review expenditures for which the 2008 subservicer presently seeks reimbursement are approximately $7.4 million. The 2008 subservicer has indicated that additional reimbursement requests will be made as the foreclosure review continues. FHN disputes that it has any responsibility or liability for either demand under the 2008 subservicing agreement or otherwise. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously.

Other Disclosures - Visa Matters

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

FHN’s Visa shares are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the final resolution of the covered litigation. As a result of Visa’s escrow funding in December 2011, the conversion ratio was reduced to 43 percent in February 2012, effective as of December 29, 2011. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.

In conjunction with the prior sales of Visa class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa class B shares into Visa class A shares is adjusted. FHN determined that the initial fair value of the derivatives from the sales was equal to a pro rata portion of the previously accrued contingent liability for Visa litigation matters attributable to the Visa class B shares sold. In March 2011, Visa deposited an additional $400 million into the escrow account. Accordingly, FHN reduced its contingent liability by $3.3 million to $1.4 million through a credit to noninterest expense in first quarter 2011. This escrow funding also resulted in a cash payment to the derivative counterparty of $.7 million in second quarter 2011.

As of March 31, 2012, the derivative liabilities were $2.9 million.

Note 9 – Contingencies and Other Disclosures (continued)

FHN now holds approximately 1.1 million Visa Class B shares.

Other Disclosures – Indemnification Agreements and Guarantees

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

Note 10 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN did not make any contributions to the qualified pension plan in 2011. Future decisions will be based upon pension funding requirements under the Pension Protection Act, the maximum deductible under the Internal Revenue Code, and the actual performance of plan assets. Management has assessed the need for future fund contributions, and does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2012.

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. These other non-qualified pension plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Contributions to non-qualified plans were $3.8 million for 2011 and FHN anticipates making a $9.0 million contribution in 2012.

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

Savings plan. The Employee Non-voluntary Elective Contribution (“ENEC”) program was added under the FHN savings plan and is provided only to employees who are not eligible for the pension plan. With the ENEC program, FHN will generally make contributions to eligible employees’ savings plan accounts based upon company performance. Contribution amounts will be a percentage of each employee’s base salary (as defined in the savings plan) earned the prior year. FHN contributed $1.3 million for the plan in 2011 related to the 2010 plan year, and FHN contributed $1.5 million for the plan in 2012 related to the 2011 plan year. All contributions made to eligible employees’ savings plan accounts in relation to the ENEC program are invested in company stock.

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

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$4,351	$4,301	$124	$144
Interest cost	8,295	8,147	556	552
Expected return on plan assets	(9,947)	(11,724)	(230)	(297)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	184	246
Prior service cost/(credit)	100	104	(2)	(2)
Actuarial (gain)/loss	8,824	5,027	(153)	(260)

Net periodic benefit cost	$11,623	$5,855	$479	$383

Note 11 – Business Segment Information

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses among segments which could change historical segment results. In 2011, FHN sold First Horizon Insurance, Inc. (“FHI”), the former subsidiary of First Tennessee Bank which provided property and casualty insurance to customers in over 40 states, Highland Capital Management Corporation (“Highland”), the former subsidiary of First Horizon National Corporation which provided asset management services, and First Horizon Msaver, Inc. (“Msaver), the former subsidiary of First Tennessee Bank which provided administrative services for health savings accounts. The results of operations for these divested businesses have been included in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.

FHN has four business segments: regional banking, capital markets, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, cash management, and first lien mortgage originations within the Tennessee footprint. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of gains on the extinguishment of debt, unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, low income housing investment activities, and various charges related to restructuring, repositioning, and efficiency. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

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

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Consolidated
Net interest income	$171,929	$172,755
Provision for loan losses	8,000	1,000
Noninterest income	202,441	196,335
Noninterest expense	321,994	313,796

Income/(loss) before income taxes	44,376	54,294
Provision/(benefit) for income taxes	10,570	12,162

Income/(loss) from continuing operations	33,806	42,132
Income/(loss) from discontinued operations, net of tax	(435)	871

Net income/(loss)	$33,371	$43,003

Average assets	$25,200,373	$24,570,170

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 – Business Segment Information (continued)

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Regional Banking
Net interest income	$146,554	$134,771
Provision/(provision credit) for loan losses	(7,426)	(12,404)
Noninterest income	59,901	66,319
Noninterest expense	139,359	147,794

Income/(loss) before income taxes	74,522	65,700
Provision/(benefit) for income taxes	27,199	24,051

Net income/(loss)	$47,323	$41,649

Average assets	$12,182,128	$11,032,101

Capital Markets
Net interest income	$5,684	$5,503
Noninterest income	106,775	90,080
Noninterest expense	80,302	73,563

Income/(loss) before income taxes	32,157	22,020
Provision/(benefit) for income taxes	12,240	8,406

Net income/(loss)	$19,917	$13,614

Average assets	$2,350,821	$2,061,282

Corporate
Net interest income/(expense)	$(4,727)	$(332)
Noninterest income	9,266	12,708
Noninterest expense	22,521	20,665

Income/(loss) before income taxes	(17,982)	(8,289)
Provision/(benefit) for income taxes	(11,805)	(10,617)

Net income/(loss)	$(6,177)	$2,328

Average assets	$5,429,068	$5,109,272

Non-Strategic
Net interest income	$24,418	$32,813
Provision for loan losses	15,426	13,404
Noninterest income	26,499	27,228
Noninterest expense	79,812	71,774

Income/(loss) before income taxes	(44,321)	(25,137)
Provision/(benefit) for income taxes	(17,064)	(9,678)

Income/(loss) from continuing operations	(27,257)	(15,459)
Income/(loss) from discontinued operations, net of tax	(435)	871

Net income/(loss)	$(27,692)	$(14,588)

Average assets	$5,238,356	$6,367,515

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 - Loan Sales and Securitizations

Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. Since that time FHN has focused the originations of mortgages within its regional banking footprint. FHN no longer retains financial interests in loans it transfers to third parties. During first quarter 2012, FHN transferred $53.4 million of single-family residential mortgage loans in whole loan sales resulting in $.9 million of net pre-tax gains. During first quarter 2011, FHN transferred $138.2 million of single-family residential mortgage loans in whole loan sales resulting in $2.6 million of net pre-tax gains.

Retained Interests

Interests retained from prior loan sales, including GSE securitizations, typically included MSR, excess interest, and principal-only strips. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches. MSR were initially valued at fair value and the remaining retained interests were initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative fair values at the time of sale or securitization.

In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. During first quarter 2012 and 2011, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest. In first quarter 2012 and 2011, FHN received annual servicing fees approximating .50 percent of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 – Mortgage Servicing Rights. There were no additions to MSR in 2012 or 2011.

The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2012 and 2011 are as follows:

	March 31, 2012			March 31, 2011
(Dollars in thousands except for annual cost to service)	First Liens	Second Liens	HELOC	First Liens	Second Liens	HELOC
Fair value of retained interests	$139,676	$222	$3,058	$204,257	$259	$3,232
Weighted average life (in years)	4.0	2.9	2.8	4.5	2.4	2.5
Annual prepayment rate	20.8%	26.0%	27.5%	19.3%	33.0%	30.3%
Impact on fair value of 10% adverse change	$(7,218)	$(14)	$(190)	$(9,445)	$(15)	$(238)
Impact on fair value of 20% adverse change	(13,794)	(27)	(365)	(18,122)	(28)	(456)
Annual discount rate on servicing cash flows	11.8%	14.0%	18.0%	11.6%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(3,939)	$(6)	$(95)	$(5,934)	$(5)	$(97)
Impact on fair value of 20% adverse change	(7,638)	(12)	(184)	(11,484)	(10)	(188)
Annual cost to service (per loan) (a)	$116	$50	$50	$120	$50	$50
Impact on fair value of 10% adverse change	(3,303)	(5)	(49)	(4,909)	(5)	(52)
Impact on fair value of 20% adverse change	(6,585)	(10)	(98)	(9,790)	(10)	(104)
Annual earnings on escrow	1.4%	—	—	1.4%	—	—
Impact on fair value of 10% adverse change	$(1,127)	—	—	$(2,283)	—	—
Impact on fair value of 20% adverse change	(2,255)	—	—	(4,567)	—	—

(a)	Amounts represent market participant based assumptions.

Note 12 - Loan Sales and Securitizations (continued)

The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2012 and 2011, are as follows:

	March 31, 2012		March 31, 2011
(Dollars in thousands)	Excess Interest IO	Certificated PO	Excess Interest IO	Certificated PO
Fair value of retained interests	$17,124	$7,229	$25,131	$8,791
Weighted average life (in years)	4.0	3.2	4.8	5.1
Annual prepayment rate	18.6%	24.7%	16.0%	23.0%
Impact on fair value of 10% adverse change	$(758)	$(315)	$(1,038)	$(328)
Impact on fair value of 20% adverse change	(1,462)	(661)	(2,011)	(643)
Annual discount rate on residual cash flows	13.4%	19.1%	13.0%	20.6%
Impact on fair value of 10% adverse change	$(675)	$(245)	$(1,063)	$(491)
Impact on fair value of 20% adverse change	(1,294)	(470)	(2,033)	(987)

These sensitivities are hypothetical and should not be considered predictive of future performance. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions cannot necessarily be extrapolated because the relationship between the change in assumption and the change in fair value may not be linear. Also, the effect on the fair value of the retained interest caused by a particular assumption variation is calculated independently from all other assumption changes. In reality, changes in one factor may result in changes in another, which might magnify or mitigate the sensitivities. Furthermore, the estimated fair values, as disclosed, should not be considered indicative of future earnings on these assets.

Prepayment rates and credit spreads (part of the discount rate) are significant unobservable inputs used in the fair value measurement of FHN’s MSR and excess interest IO. Cost to service and earnings on escrow are additional unobservable inputs included in the valuation of MSR. Increases in prepayment rates, credit spreads and costs to service in isolation would result in significantly lower fair value measurements for the associated assets. Conversely, decreases in prepayment rates, credit spreads and costs to service in isolation would result in significantly higher fair value measurements for the associated assets. An increase/(decrease) in earnings on escrow in isolation would be accompanied by an increase /(decrease) in the value of the related MSR. Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayment rates as customers are expected to refinance existing mortgages under more favorable interest rate terms. Generally, changes in discount rates directionally mirror the changes in market interest rates.

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

FHN also engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions in first quarter 2012 and 2011 were reasonable based on the price discovery process.

Note 12 - Loan Sales and Securitizations (continued)

For the three months ended March 31, 2012 and 2011, cash flows received and paid related to loan sales and securitizations were as follows:

(Dollars in thousands)	March 31, 2012	March 31, 2011
Proceeds from initial sales	$54,296	$139,202
Servicing fees retained (a)	17,732	21,492
Purchases of GNMA guaranteed mortgages	35,031	22,207
Purchases of previously transferred financial assets (b)	66,799	53,192
Other cash flows received on retained interests	1,664	2,229

(a)	Includes servicing fees on MSR associated with loan sales and purchased MSR.
(b)	Includes repurchases of both delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also includes buyouts from GSEs in order to facilitate foreclosures.

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during first quarter 2012 and 2011 are as follows:

(Dollars in thousands)	Principal Amount of Residential Real Estate Loans (a) (b) (c)		Net Credit Losses (c)
	On March 31		Three Months Ended March 31
	2012	2011	2012	2011
Total loans managed or transferred	$17,396,233	$20,437,618	$116,486	$128,349

(a)	Amounts represent real estate residential loans in FHN’s portfolio, held-for-sale, and loans that have been transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. Also includes $7.5 billion and $9.4 billion of loans transferred to GSEs with any type of retained interest on March 31, 2012 and 2011, respectively.
(b)	On March 31, 2012 and 2011, includes $.8 billion and $.9 billion, respectively, where the principal amount is 90 days or more past due or nonaccrual. Included in these amounts are $40.0 million and $37.9 million of GNMA guaranteed mortgages on March 31, 2012 and 2011, respectively.
(c)	No delinquency or net credit loss data is provided for the loans transferred to FNMA or FHLMC because these agencies retain credit risk. See Note 9 - Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSE’s or private investors.

Note 13 – Variable Interest Entities

ASC 810 defines a VIE as an entity where the equity investors, as a group, lack either (1) the power through voting rights, or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (2) the obligation to absorb the expected losses of the entity, (3) the right to receive the expected residual returns of the entity, or (4) when the equity investors, as a group, do not have sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual ownership, or other interest, that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, a primary beneficiary is required to consolidate a VIE when it has a variable interest in a VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant.

Consolidated Variable Interest Entities

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

In March 2012, FHN completed cleanup calls on three previously consolidated on-balance sheet consumer loan securitizations and the associated trusts were extinguished. One additional cleanup call will be completed in second quarter 2012.

Included in the March 31, 2012 balance of consolidated proprietary residential mortgage securitizations is one HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. This securitization trust is currently consolidated by FHN due to its status as the Master Servicer for the securitization and the retention of a significant residual interest. Consistent with the consolidated nature of this trust, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

In first quarter 2012, FHN agreed with the monoline insurers for two of FHN’s proprietary consumer loan securitizations to relinquish its status as Master Servicer. Accordingly, these trusts were de-consolidated prospectively from the time of the agreement.

FHN has established certain rabbi trusts related to deferred compensation plans offered to its employees. FHN contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to FHN’s creditors only in the event that FHN becomes insolvent. These trusts are considered VIEs as there is no equity at risk in the trusts because FHN provided the equity interest to its employees in exchange for services rendered. FHN is considered the primary beneficiary of the rabbi trusts as it has the power to direct the activities that most significantly impact the economic performance of the rabbi trusts through its ability to direct the underlying investments made by the trusts. Additionally, FHN could potentially receive benefits or absorb losses that are significant to the trusts due to its right to receive any asset values in excess of liability payoffs and its obligation to fund any liabilities to employees that are in excess of a rabbi trust’s assets.

Note 13 – Variable Interest Entities (continued)

The following table summarizes VIEs consolidated by FHN as of March 31, 2012:

	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$1,671	N/A
Loans, net of unearned income	154,533	N/A
Less: Allowance for loan losses	10,388	N/A

Total net loans	144,145	N/A

Other assets	4,477	61,632

Total assets	$150,293	$61,632

Liabilities:
Term borrowings	$150,328	N/A
Other liabilities	48	52,712

Total liabilities	$150,376	$52,712

The following table summarizes VIEs consolidated by FHN as of March 31, 2011:

	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$4,890	N/A
Loans, net of unearned income	722,317	N/A
Less: Allowance for loan losses	39,839	N/A

Total net loans	682,478	N/A

Other assets	16,729	62,069

Total assets	$704,097	$62,069

Liabilities:
Noninterest-bearing deposits	$1,137	N/A
Term borrowings	718,091	N/A
Other liabilities	103	55,486

Total liabilities	$719,331	$55,486

Nonconsolidated Variable Interest Entities

Low Income Housing Partnerships. First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs because FTHC, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries because managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and the general partners are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.

New Market Tax Credit LLCs. First Tennessee New Markets Corporation (“FTNMC”), a wholly-owned subsidiary of FTB, makes equity investments through wholly-owned subsidiaries as a limited member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include serving or providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of FTNMC’s investment in an NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs because FTNMC, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTNMC could absorb losses that are significant to the NMTC LLCs as it has a risk of loss for its initial capital contributions, the managing members are considered the primary beneficiaries because managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond FTNMC’s initial capital contributions.

Small Issuer Trust Preferred Holdings. FTBNA holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (“trust preferreds”) for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of

Note 13 – Variable Interest Entities (continued)

FTBNA. These trusts meet the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. Based on the nature of the trusts’ activities and the size of FTBNA’s holdings, FTBNA could potentially receive benefits or absorb losses that are significant to the trusts regardless of whether a majority of a trust’s securities are held by FTBNA. However, since FTBNA is solely a holder of the trusts’ securities, it has no rights which would give it the power to direct the activities that most significantly impact the trusts’ economic performance and thus it cannot be considered the primary beneficiary of the trusts. FTBNA has no contractual requirements to provide financial support to the trusts.

On-Balance Sheet Trust Preferred Securitization. In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. FTBNA could potentially receive benefits or absorb losses that are significant to the trust based on the size and priority of the interests it retained in the securities issued by the trust. However, since FTBNA did not retain servicing or other decision making rights, FTBNA is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, FTBNA has accounted for the funds received through the securitization as a term borrowing in its Consolidated Condensed Statements of Condition. FTBNA has no contractual requirement to provide financial support to the trust.

Proprietary Trust Preferred Issuances. FHN has previously issued junior subordinated debt totaling $309.3 million to First Tennessee Capital I (“Capital I”) and First Tennessee Capital II (“Capital II”). In first quarter 2011, FHN redeemed all $103.1 million of the subordinated debentures issued to Capital I leaving balances of Capital II outstanding as of March 31, 2011 and 2012. Capital II is considered a VIE because FHN’s capital contributions to this trust are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trust have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. FHN cannot be the trust’s primary beneficiary because FHN’s capital contributions to the trust are not considered variable interests as they are not “at risk”. Consequently, Capital II is not consolidated by FHN.

Proprietary & Agency Residential Mortgage Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. While FHN is assumed to have the power as servicer to most significantly impact the activities of such VIEs, in situations where FHN does not have the ability to participate in significant portions of a securitization trust’s cash flows, it is not considered the primary beneficiary of the trust. Therefore, these trusts are not consolidated by FHN.

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

On-Balance Sheet Consumer Loan Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance.

Note 13 – Variable Interest Entities (continued)

The non-consolidated proprietary residential mortgage securitizations as of March 31, 2012 consist of two HELOC securitization trusts that have entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into securitization trusts and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. These securitization trusts are not consolidated by FHN because it is not the Master Servicer for the securitizations. FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precludes sale accounting for the related securitization transactions. Thus, even though FHN is not the Master Servicer, the related transactions are accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s consolidated condensed financial statements.

Holdings & Short Positions in Agency Mortgage-Backed Securities. FHN holds securities issued by various agency securitization trusts. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. FHN could potentially receive benefits or absorb losses that are significant to the trusts based on the nature of the trusts’ activities and the size of FHN’s holdings. However, FHN is solely a holder of the trusts’ securities and does not have the power to direct the activities that most significantly impact the trusts’ economic performance, and is not considered the primary beneficiary of the trusts. FHN has no contractual requirements to provide financial support to the trusts.

Commercial Loan Troubled Debt Restructurings. For certain troubled commercial loans, FTBNA restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. Following a troubled debt restructuring, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered and economic events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As FTBNA does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, FTBNA is exposed to potentially significant benefits and losses of the borrowing entity. FTBNA has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.

Managed Discretionary Trusts. FHN serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts’ beneficiaries in return for a reasonable management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the entities’ economic performance. The management fees FHN receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met. Therefore, the VIEs are not consolidated by FHN because it is not the trusts’ primary beneficiary. FHN has no contractual requirements to provide financial support to the trusts.

Note 13 – Variable Interest Entities (continued)

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2012:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$66,524	$—	Other assets
New market tax credit LLCs (b) (c)	20,726	—	Other assets
Small issuer trust preferred holdings (d)	447,156	—	Loans, net of unearned income
On-Balance sheet trust preferred securitization	61,723	52,451	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary & agency residential mortgage securitizations	480,107	—	(g)
On-Balance sheet consumer loan securitizations	11,646	338,817	(h)
Holdings of agency mortgage-backed securities (d)	3,626,034	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	—	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	83,746	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $66.1 million of current investments and $.5 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized because investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $15.3 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $52.5 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $81.1 million and $43.5 million classified as MSR and $11.2 million and $13.4 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $330.9 million are classified as Other assets.
(h)	Includes $350.5 million classified as Loans, net of unearned income which are offset by $338.8 million classified as Term borrowings.
(i)	Includes $626.2 million classified as Trading securities and $3.0 billion classified as Securities available for sale.
(j)	Maximum loss exposure represents $82.7 million of current receivables and $1.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 13 – Variable Interest Entities (continued)

The following table summarizes VIEs that are not consolidated by FHN as of March 31, 2011:

	March 31, 2011
(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$84,231	$—	Other assets
Small issuer trust preferred holdings (c)	465,157	—	Loans, net of unearned income
On-Balance sheet trust preferred securitization	62,684	51,477	(d)
Proprietary trust preferred issuances (e)	N/A	206,186	Term borrowings
Proprietary & agency residential mortgage securitizations	404,562	—	(f)
Holdings of agency mortgage-backed securities (c)	3,226,263	—	(g)
Short positions in agency mortgage-backed securities (e)	N/A	12,789	Trading liabilities
Commercial loan troubled debt restructurings (h) (i)	104,069	—	Loans, net of unearned income
Managed discretionary trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $83.3 million of current investments and $.9 million of contractual funding commitments. Only the current investment amount is included in Other Assets.
(b)	A liability is not recognized because investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $51.5 million classified as Term borrowings.
(e)	No exposure to loss due to the nature of FHN’s involvement.
(f)	Includes $100.3 million and $75.6 million classified as Mortgage servicing rights and $13.4 million and $20.7 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $286.0 million are classified as Other assets and is offset by aggregate custodial balances of $91.5 million classified as Noninterest-bearing deposits.
(g)	Includes $475.3 million classified as Trading securities and $2.8 billion classified as Securities available for sale.
(h)	Maximum loss exposure represents $101.3 million of current receivables and $2.8 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

See Note 9 – Contingencies and Other Disclosures for information regarding FHN’s repurchase exposure for claims that FHN breached its standard representations and warranties made in connection with the sale of loans to proprietary and agency residential mortgage securitization trusts.

Note 14 – Derivatives

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

Derivative Instruments. FHN enters into various derivative contracts both in a dealer capacity, to facilitate customer transactions, and also as a risk management tool. Where contracts have been created for customers, FHN enters into transactions with dealers to offset its risk exposure. Derivatives are also used as a risk management tool to hedge FHN’s exposure to changes in interest rates or other defined market risks. FHN has elected to present its derivative assets and liabilities gross within Other assets and Other liabilities, respectively. Amounts of collateral posted or received have not been netted with the related derivatives.

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

On March 31, 2012 and 2011, respectively, FHN had $184.8 million and $134.6 million of cash receivables and $158.3 million and $126.8 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds, with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions which require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $242.2 million of assets and $37.5 million of liabilities on March 31, 2012, and $158.7 million of assets and $32.5 million of liabilities on March 31, 2011. As of March 31, 2012 and 2011, FHN had received collateral of $278.6 million and $203.6 million and posted collateral of $40.8 million and $30.9 million, respectively, in the normal course of business related to these contracts.

Note 14 – Derivatives (continued)

Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $243.9 million of assets and $172.9 million of liabilities on March 31, 2012, and $161.7 million of assets and $136.8 million of liabilities on March 31, 2011. As of March 31, 2012 and 2011, FHN had received collateral of $278.6 million and $203.6 million and posted collateral of $175.3 million and $134.2 million, respectively, in the normal course of business related to these agreements.

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

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three months ended March 31, 2012:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended March 31, 2012
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$2,361,000	$25,200	$1,155	$(1,311)
Interest Rate Swaps and Swaptions (a) (b)	$2,420,000	$9,713	$30,443	$4,384
Hedged Items:
Mortgage Servicing Rights (b) (c)	N/A	$139,672	N/A	$5,031
Other Retained Interests (b) (d)	N/A	$24,610	N/A	$960

(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other liabilities section of the Consolidated Condensed Statements of Condition.
(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.
(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.
(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.

Note 14 – Derivatives (continued)

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three months ended March 31, 2011:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended March 31, 2011
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a) (b)	$4,868,000	$4,852	$11,650	$(4,044)
Interest Rate Swaps and Swaptions (a) (b)	$3,848,000	$25,578	$13,570	$7,339
Hedged Items:
Mortgage Servicing Rights (b) (c)	N/A	$203,936	N/A	$7,133
Other Retained Interests (b) (d)	N/A	$34,127	N/A	$2,044

(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other liabilities section of the Consolidated Condensed Statements of Condition.
(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.
(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.
(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Other assets and Other liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $98.6 million and $83.2 million for the three months ended March 31, 2012 and 2011, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

The following table summarizes FHN’s derivatives associated with capital markets trading activities as of March 31, 2012 and 2011:

	March 31, 2012
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,502,356	$113,429	$2,749
Offsetting Upstream Interest Rate Contracts	1,502,356	2,749	113,429
Forwards and Futures Purchased	4,222,885	2,737	4,716
Forwards and Futures Sold	4,557,546	4,454	4,667

	March 31, 2011
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,579,996	$55,979	$4,968
Offsetting Upstream Interest Rate Contracts	1,579,996	4,968	55,979
Option Contracts Purchased	8,000	14	—
Forwards and Futures Purchased	3,862,658	7,117	1,912
Forwards and Futures Sold	4,251,527	2,247	9,689

Note 14 – Derivatives (continued)

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $904.0 million on both March 31, 2012 and 2011. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $92.6 million and $94.2 million in Other assets on March 31, 2012 and 2011, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet impact of this swap was $25.4 million in Other assets as of March 31, 2012 and $.4 million in Other liabilities as of March 31, 2011. There was no ineffectiveness related to this hedge. Interest paid or received for this swap was recognized as an adjustment of the interest expense of the liability whose risk is being managed.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $200 million on both March 31, 2012 and 2011. The balance sheet impact of these swaps was $1.2 million and $15.5 million in Other liabilities on March 31, 2012 and 2011, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In April 2012, the counterparty called the swap associated with the $200 million of subordinated debt. FHN discontinued hedge accounting and the cumulative basis adjustments to the associated subordinated debt will be prospectively amortized as an adjustment to interest expense over its remaining term. FHN entered into a new interest rate swap to hedge the interest rate risk associated with this debt. The swap qualifies for hedge accounting using the long-haul method.

The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2012 and 2011:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended March 31, 2012
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,000,992	$63,749	$362		$(5,789)
Offsetting Upstream Interest Rate Contracts (a)	$1,000,992	$362	$65,449		$6,189
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$117,944	$1,236		$(10,231)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$10,231 (d)

Note 14 – Derivatives (continued)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended March 31, 2011
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,041,339	$60,827	$963		$(10,890)
Offsetting Upstream Interest Rate Contracts (a)	$1,041,339	$963	$63,727		$11,590
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$94,205	$15,897		$(19,427)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$19,427 (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $196.3 million and $201.6 million as of March 31, 2012 and 2011, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five-year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $7.0 million and $14.1 million in Other liabilities on the Consolidated Condensed Statements of Condition as of March 31, 2012 and 2011, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

The following tables summarize FHN’s derivative activities associated with these loans for the three months ended March 31, 2012 and 2011:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended March 31, 2012
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$196,250	N/A		$7,017	$1,792
Hedged Items:
Trust Preferred Loans (a)	N/A	$196,250	(b)	N/A	$(1,790	)(c)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended March 31, 2011
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$201,583	N/A		$14,102	$3,096
Hedged Items:
Trust Preferred Loans (a)	N/A	$201,583	(b)	N/A	$(3,101	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio of Visa Class B shares to Visa Class A shares was adjusted to 43 percent in February 2012 effective as of December 29, 2011. As of March 31, 2012, the derivative liabilities associated with the sales of Visa Class B shares was $2.9 million. See Visa Matters section of Note 9 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

Note 14 – Derivatives (continued)

In 2011, FHN began using cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with $.7 million of non-U.S dollar denominated loans. As of March 31, 2012, the balance sheet impact and the gains/losses associated with these derivatives were not material.

Note 15 – Fair Value of Assets & Liabilities

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

Note 15 – Fair Value of Assets & Liabilities (continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - capital markets:
U.S. treasuries	$—	$106,317	$—	$106,317
Government agency issued MBS	—	435,924	—	435,924
Government agency issued CMO	—	190,244	—	190,244
Other U.S. government agencies	—	183,718	—	183,718
States and municipalities	—	33,481	—	33,481
Corporate and other debt	—	263,298	5	263,303
Equity, mutual funds, and other	—	444	—	444

Total trading securities - capital markets	—	1,213,426	5	1,213,431

Trading securities - mortgage banking
Principal only	—	7,229	—	7,229
Interest only	—	—	17,381	17,381

Total trading securities - mortgage banking	—	7,229	17,381	24,610

Loans held-for-sale	—	8,555	214,603	223,158
Securities available for sale:
U.S. treasuries	—	40,037	—	40,037
Government agency issued MBS	—	1,427,029	—	1,427,029
Government agency issued CMO	—	1,572,836	—	1,572,836
Other U.S. government agencies	—	9,453	5,094	14,547
States and municipalities	—	16,570	1,500	18,070
Corporate and other debt	527	—	—	527
Venture capital	—	—	12,179	12,179
Equity, mutual funds, and other	13,267	—	—	13,267

Total securities available-for-sale	13,794	3,065,925	18,773	3,098,492

Mortgage servicing rights	—	—	142,956	142,956
Other assets:
Deferred compensation assets	24,102	—	—	24,102
Derivatives, forwards and futures	32,391	—	—	32,391
Derivatives, interest rate contracts	—	307,946	—	307,946

Total other assets	56,493	307,946	—	364,439

Total assets	$70,287	$4,603,081	$393,718	$5,067,086

Trading liabilities - capital markets:
U.S. treasuries	$—	$445,381	$—	$445,381
Other U.S. government agencies	—	1,822	—	1,822
States and municipalities	—	181	—	181
Corporate and other debt	—	120,088	—	120,088
Other	—	99	—	99

Total trading liabilities - capital markets	—	567,571	—	567,571

Other short-term borrowings	—	—	15,073	15,073
Other liabilities:
Derivatives, forwards and futures	10,538	—	—	10,538
Derivatives, interest rate contracts	—	220,686	—	220,686
Derivatives, other	—	4	2,960	2,964

Total other liabilities	10,538	220,690	2,960	234,188

Total liabilities	$10,538	$788,261	$18,033	$816,832

Note 15 – Fair Value of Assets & Liabilities (continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - capital markets:
U.S. treasuries	$—	$78,759	$—	$78,759
Government agency issued MBS	—	405,895	—	405,895
Government agency issued CMO	—	69,387	—	69,387
Other U.S. government agencies	—	22,350	—	22,350
States and municipalities	—	17,599	—	17,599
Corporate and other debt	—	296,552	34	296,586
Equity, mutual funds, and other	—	151	—	151

Total trading securities - capital markets	—	890,693	34	890,727

Trading securities - mortgage banking
Principal only	—	8,791	—	8,791
Interest only	—	—	25,336	25,336

Total trading securities - mortgage banking	—	8,791	25,336	34,127

Loans held-for-sale	—	12,824	209,863	222,687
Securities available for sale:
U.S. treasuries	—	60,322	—	60,322
Government agency issued MBS	—	1,542,229	—	1,542,229
Government agency issued CMO	—	1,208,752	—	1,208,752
Other U.S. government agencies	—	14,197	6,928	21,125
States and municipalities	—	24,515	1,500	26,015
Corporate and other debt	543	—	—	543
Venture capital	—	—	13,179	13,179
Equity, mutual funds, and other	13,249	1,698	—	14,947

Total securities available-for-sale	13,792	2,851,713	21,607	2,887,112

Mortgage servicing rights	—	—	207,748	207,748
Other assets:
Deferred compensation assets	25,281	—	—	25,281
Derivatives, forwards and futures	14,216	—	—	14,216
Derivatives, interest rate contracts	—	242,534	—	242,534

Total other assets	39,497	242,534	—	282,031

Total assets	$53,289	$4,006,555	$464,588	$4,524,432

Trading liabilities - capital markets:
U.S. treasuries	$—	$245,541	$—	$245,541
Government agency issued MBS	—	335	—	335
Government agency issued CMO	—	12,454	—	12,454
Other U.S. government agencies	—	995	—	995
States and municipalities	—	842	—	842
Corporate and other debt	—	124,083	—	124,083

Total trading liabilities - capital markets	—	384,250	—	384,250

Other short-term borrowings	—	—	27,991	27,991
Other liabilities:
Derivatives, forwards and futures	23,251	—	—	23,251
Derivatives, interest rate contracts	—	169,206	—	169,206
Derivatives, other	—	—	2,100	2,100

Total other liabilities	23,251	169,206	2,100	194,557

Total liabilities	$23,251	$553,456	$30,091	$606,798

Note 15 – Fair Value of Assets & Liabilities (continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2012
					Securities available-for-sale			Mortgage servicing rights, net
(Dollars in thousands)	Trading securities		Loans held for sale		Investment portfolio	Venture Capital				Net derivative liabilities		Other short-term borrowings
Balance on January 1, 2012	$18,059		$210,487		$7,262	$12,179		$144,069		$(11,820)		$(14,833)
Total net gains/(losses) included in:
Net income	1,878		872		—	—		4,471		(742)		(240)
Other comprehensive income	—		—		(166)	—		—		—		—
Purchases	—		11,442		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	—		—		—		—
Settlements	(2,551)		(8,344)		(502)	—		(5,584)		9,602		—
Net transfers into/(out of) Level 3	—		146	(c)	—	—		—		—		—

Balance on March 31, 2012	$17,386		$214,603		$6,594	$12,179		$142,956		$(2,960)		$(15,073)

Net unrealized gains/(losses) included in net income	$1,406	(a)	$872	(a)	$—	$—	(b)	$5,213	(a)	$(742	) (d)	$(240	) (a)

	Three Months Ended March 31, 2011
					Securities available-for-sale			Mortgage servicing rights, net
(Dollars in thousands)	Trading securities		Loans held for sale		Investment portfolio	Venture Capital				Net derivative liabilities		Other short-term borrowings
Balance on January 1, 2011	$26,478		$207,632		$39,391	$13,179		$207,319		$(1,000)		$(27,309)
Total net gains/(losses) included in:
Net income	2,200		(4,125)		—	—		7,647		(1,100)		(682)
Other comprehensive income	—		—		(1,746)	—		—		—		—
Purchases	—		16,041		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		(29,217)	—		—		—		—
Settlements	(3,308)		(9,350)		—	—		(7,218)		—		—
Net transfers into/(out of) Level 3	—		(335	) (c)	—	—		—		—		—

Balance on March 31, 2011	$25,370		$209,863		$8,428	$13,179		$207,748		$(2,100)		$(27,991)

Net unrealized gains/(losses) included in net income	$1,774	(a)	$(4,125	) (a)	$—	$—	(b)	$7,763	(a)	$(1,100	) (d)	$(682	) (a)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available for sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring level 3 balances reflect movements out of loans held for sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 15 – Fair Value of Assets & Liabilities (continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at March 31, 2012, and 2011, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

	Carrying value at March 31, 2012				Three Months Ended March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale - SBAs	$—	$73,255	$—	$73,255	$4
Loans held-for-sale - first mortgages	—	—	11,206	11,206	768
Loans, net of unearned income (a)	—	—	120,938	120,938	(11,387)
Real estate acquired by foreclosure (b)	—	—	59,132	59,132	(5,225)
Other assets (c)	—	—	86,794	86,794	(1,986)

					$(17,826)

	Carrying value at March 31, 2011				Three Months Ended March 31, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale - SBAs	$—	$32,367	$—	$32,367	$—
Loans held-for-sale - first mortgages	—	—	13,459	13,459	(1,161)
Loans, net of unearned income (a)	—	—	211,045	211,045	(12,502)
Real estate acquired by foreclosure (b)	—	—	94,416	94,416	(5,039)
Other assets (c)	—	—	83,320	83,320	(2,546)

					$(21,248)

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents low income housing investments. 2012 also includes new market tax credit investments.

In first quarter 2011, FHN recognized goodwill impairment of $10.1 million related to the contracted sale of FHI. In accordance with accounting requirements, FHN allocated a portion of the goodwill from the applicable reporting unit to the asset group held-for-sale in determining the carrying value of the disposal group. In determining the amount of impairment, FHN compared the carrying value of the disposal group to the estimated value of the contracted sale price, which primarily included observable inputs in the form of financial asset values but which also included certain non-observable inputs related to the estimated values of post-closing events and contingencies. Thus, this measurement was considered a Level 3 valuation. Impairment of goodwill was recognized for the excess of the carrying amount over the fair value of the disposal group.

Note 15 – Fair Value of Assets & Liabilities (continued)

Level 3 Measurements

The following table provides information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of March 31, 2012:

(Dollars in Thousands)
Level 3 Class	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Values Utilized
Interest only trading securities	$17,381	Discounted cash flow	(a)	(a)
Loans held-for-sale - mortgages	225,809	Discounted cash flow	Prepayment speeds	6% -10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	12,179	Recent purchase offers	Adjustment for preferences in equity tranches	0% - 10% discount
		Recent capitalization transactions	Adjustment for preferences in equity tranches	0% - 10% discount
Mortgage servicing rights	142,956	Discounted cash flow	(a)	(a)
Other short-term borrowings	15,073	Discounted cash flow	(b)	(b)
Derivative liabilities, other	2,960	Discounted cash flow	Visa covered litigation resolution amount	$4.3 million - $5.1 million
			Probability of resolution scenarios	10%-30%
			Time until resolution	3 - 12 months
Loans, net of unearned income (c)	120,938	Appraisals from comparable properties	Adjustment for value changes since appraisal	5% - 15% of appraisal
		Other collateral valuations	Borrowing base certificates	20% -50% of gross value
			Financial Statements/Auction Values	0% -25% of reported value
Real estate acquired by foreclosure (d)	59,132	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	86,794	Discounted cash flow	Adjustments to current sales yields for specific properties	0% -15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for Interest-only trading securities and MSR are discussed in Note 12.
(b)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(c)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(d)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(e)	Represents low income housing investments and new market tax credit investments.

Loans held for sale. Prepayment rates, credit spreads and delinquency penalty adjustments are significant unobservable inputs used in the fair value measurement of FHN’s Loans held for sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. All observable and unobservable inputs are re-assessed monthly. Fair value measurements are reviewed at least monthly by FHN’s Asset Liability Committee.

Venture capital investments. The unobservable inputs used in the estimation of fair value for Venture capital investments are adjustments to recent purchase offers and adjustments to recently observed capitalization transactions. For both inputs, the adjustments are made to reflect the nature of equity tranches held by FHN in relation to the overall valuation as well as for changes in economic events occurring since the time of the offer or transaction. Given the status of FHN’s priority in the equity tranches of its venture capital investments, adjustments are made to decrease the estimated fair value of the investments in relation to the observed offer or transaction. The valuation of venture capital investments is reviewed at least quarterly by FHN’s Equity Investment Review Committee. Changes in valuation are discussed with respect to the appropriateness of the adjustments in relation to the associated triggering events.

Derivative liabilities. The determination of fair value for FHN’s derivative liabilities associated with its prior sales of Visa Class B shares include estimation of both the resolution amount for Visa’s Covered Litigation matters as well as the length of time until the resolution occurs. Significant increases (decreases) in either of these inputs in isolation would result in significantly higher (lower) fair value measurements for the derivative liabilities. Additionally, FHN performs a probability weighted multiple resolution scenario to calculate the estimated fair value of these derivative liabilities. Assignment of higher (lower) probabilities to the larger potential resolution scenarios would result in an increase (decrease) in the estimated fair value of the derivative liabilities. The valuation inputs and process are discussed with senior and executive management when significant events affecting the estimate of fair value occur. Inputs are compared to information obtained from the public issuances and filings of Visa, Inc. as well as public information released by other participants in the applicable litigation matters.

Loans, net of unearned income and Real estate acquired by foreclosure. Collateral-dependent loans and Real estate acquired by foreclosure are primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Multiple appraisal firms are utilized to ensure that estimated values are consistent between firms. This process occurs within FHN’s Credit Risk Management function and the Credit Risk Management Committee reviews valuation and loss information for reasonableness. Back testing is performed

Note 15 – Fair Value of Assets & Liabilities (continued)

during the year through comparison to ultimate disposition values and is reviewed quarterly within the Credit Risk Management function. Other collateral (receivables, inventory, equipment, etc.) is valued through borrowing base certificates, financial statements and/or auction valuations. These valuations are discounted based on the quality of reporting, knowledge of the marketability/collectability of the collateral and historical disposition rates.

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

Repurchased loans are recognized within loans held-for-sale at fair value at the time of repurchase, which includes consideration of the credit status of the loans and the estimated liquidation value. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. Due to the credit-distressed nature of the vast majority of repurchased loans and the related loss severities experienced upon repurchase, FHN believes that the fair value election provides a more timely recognition of changes in value for these loans that occur subsequent to repurchase. Absent the fair value election, these loans would be subject to valuation at the LOCOM value, which would prevent subsequent values from exceeding the initial fair value, determined at the time of repurchase but would require recognition of subsequent declines in value. Thus, the fair value election provides for a more timely recognition of any potential future recoveries in asset values while not affecting the requirement to recognize subsequent declines in value.

Prior to 2010, FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. The associated proceeds are recognized within other short-term borrowings in the Consolidated Condensed Statements of Condition as of March 31, 2012 and 2011. Since the servicing assets are recognized at fair value and changes in the fair value of the related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.

The following table reflects the differences between the fair value carrying amount of mortgages held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	March 31, 2012
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$223,158	$310,837	$(87,679)
Nonaccrual loans	44,313	96,820	(52,507)
Loans 90 days or more past due and still accruing	8,702	19,062	(10,360)

	March 31, 2011
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$222,687	$292,056	$(69,369)
Nonaccrual loans	42,995	82,616	(39,621)
Loans 90 days or more past due and still accruing	12,232	24,226	(11,994)

Note 15 – Fair Value of Assets & Liabilities (continued)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$872	$(4,125)
Other short-term borrowings	(240)	(682)

For the three month period ended March 31, 2012, and 2011, the amounts for loans held-for-sale include losses of $1.1 million, and $2.5 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on mortgage loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Short-term financial assets. Federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with other financial institutions and the Federal Reserve are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

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

Trading securities also include retained interests in prior securitizations that qualify as financial assets, which primarily include excess interest (structured as interest-only strips), and principal-only strips. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates and principal-only strips are principal cash flow tranches. All financial assets retained from a securitization are recognized on the Consolidated Condensed Statements of Condition in trading securities at fair value with realized and unrealized gains and losses included in current earnings as a component of noninterest income on the Consolidated Condensed Statements of Income.

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

Securities available-for-sale. Securities available-for-sale includes the investment portfolio accounted for as available-for-sale under ASC 320-10-25, federal bank stock holdings, short-term investments in mutual funds, and venture capital investments. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations. Certain government agency debt obligations with limited trading activity are valued using a discounted cash flow model that incorporates a combination of observable and unobservable inputs. Primary observable inputs include contractual cash flows and the treasury curve. Significant unobservable inputs include estimated trading spreads and estimated prepayment speeds.

Note 15 – Fair Value of Assets & Liabilities (continued)

Stock held in the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Condensed Statements of Condition which is considered to approximate fair value. Short-term investments in mutual funds are measured at the funds’ reported closing net asset values. Venture capital investments are typically measured using significant internally generated inputs including adjustments to recent capitalization transactions, recent purchase offers, and discounted cash flows analysis.

Loans held-for-sale. FHN determines the fair value of certain loans within the mortgage warehouse using a discounted cash flow model using observable inputs, including current mortgage rates for similar products, with adjustments for differences in loan characteristics reflected in the model’s discount rates. For all other loans held in the warehouse, the fair value of loans whose principal market is the securitization market is based on recent security trade prices for similar products with a similar delivery date, with necessary pricing adjustments to convert the security price to a loan price. Loans whose principal market is the whole loan market are priced based on recent observable whole loan trade prices or published third party bid prices for similar product, with necessary pricing adjustments to reflect differences in loan characteristics. Typical adjustments to security prices for whole loan prices include adding the value of MSR to the security price or to the whole loan price if FHN’s mortgage loan is servicing retained, adjusting for interest in excess of (or less than) the required coupon or note rate, adjustments to reflect differences in the characteristics of the loans being valued as compared to the collateral of the security or the loan characteristics in the benchmark whole loan trade, adding interest carry, reflecting the recourse obligation that will remain after sale, and adjusting for changes in market liquidity or interest rates if the benchmark security or loan price is not current. Additionally, loans that are delinquent or otherwise significantly aged are discounted to reflect the less marketable nature of these loans.

Loans held-for-sale also includes loans made by the Small Business Administration (“SBA”). The fair value of SBA loans is determined using an expected cash flow model that utilizes observable inputs such as the spread between LIBOR and prime rates, consensus prepayment speeds, and the treasury curve. The fair value of other non-mortgage loans held-for-sale is approximated by their carrying values based on current transaction values.

Loans, net of unearned income. Loans, net of unearned income are recognized at the amount of funds advanced, less charge-offs and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, loan category, pricing features, and remaining maturity.

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

Note 15 – Fair Value of Assets & Liabilities (continued)

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

Valuations of other derivatives (primarily interest rate related swaps, swaptions, caps, and collars) are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, option volatility, and option skew. In measuring the fair value of these derivative assets and liabilities, FHN has elected to consider credit risk based on the net exposure to individual counter parties. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as customer loan grades and debt ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value.

In conjunction with the sale of a portion of its Visa Class B shares in September 2011 and December 2010, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The fair value of these derivative have been determined using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Since this estimation process required application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures.

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

Other assets. For disclosure purposes, other assets consist of investments in low income housing partnerships, new market tax credit LLCs and deferred compensation assets that are considered financial assets. Investments in low income housing partnerships and new market tax credit LLCs are written down to estimated fair value quarterly based on the estimated value of the associated tax credits. Deferred compensation assets are recognized at fair value, which is based on quoted prices in active markets.

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

Short-term financial liabilities. The fair value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization. Other short-term borrowings include a liability associated with transfers of mortgage servicing rights that did not qualify for sale accounting. This liability is accounted for at elected fair value, which is measured consistent with the related MSR, as previously described.

Note 15 – Fair Value of Assets & Liabilities (continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of March 31, 2012 and 2011, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of March 31, 2012 and 2011. As of March 31, 2012, the table includes disclosure of fair value by level for each class of asset and liability not recorded at fair value.

Note 15 – Fair Value of Assets & Liabilities (continued)

	March 31, 2012
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$7,585,576	—	—	$7,366,581	$7,366,581
Commercial real estate
Income CRE	1,214,129	—	—	1,136,404	1,136,404
Residential CRE	86,747	—	—	77,419	77,419
Retail:
Consumer real estate (c)	5,717,175			5,253,260	5,253,260
Permanent mortgage (c)	756,127	—	—	655,696	655,696
Credit card & other	265,560	—	—	265,779	265,779

Total loans, net of unearned income and allowance for loan losses	15,625,314	—	—	14,755,139	14,755,139

Short-term financial assets
Total interest-bearing cash	761,098	761,098	—	—	761,098
Total federal funds sold & securities purchased under agreements to resell	614,705	—	614,705	—	614,705

Total short-term financial assets	1,375,803	761,098	614,705	—	1,375,803

Trading securities (a)	1,238,041	—	1,220,655	17,386	1,238,041
Loans held-for-sale (a)	431,905	—	81,810	350,095	431,905
Securities available-for-sale (a)(b)	3,296,603	13,794	3,065,925	216,884	3,296,603
Derivative assets (a)	340,337	32,391	307,946	—	340,337

Other assets
Low income housing and new market tax credit investments	86,794	—	—	86,794	86,794
Deferred compensation assets	24,102	24,102	—	—	24,102

Total other assets	110,896	24,102	—	86,794	110,896

Nonearning assets
Cash & due from banks	349,604	349,604	—	—	349,604
Capital markets receivables	522,001	—	522,001	—	522,001
Accrued interest receivable	86,630	—	86,630	—	86,630

Total nonearning assets	958,235	349,604	608,631	—	958,235

Total assets	$23,377,134	$1,180,989	$5,899,672	$15,426,298	$22,506,959

Liabilities:
Deposits:
Defined maturity	$1,849,839	$—	$1,885,016	$—	$1,885,016
Undefined maturity	15,085,331	—	15,085,331	—	15,085,331

Total deposits	16,935,170	—	16,970,347	—	16,970,347

Trading liabilities (a)	567,571	—	567,571	—	567,571

Short-term financial liabilities
Total federal funds purchased & securities sold under agreements to repurchase	1,801,234	—	1,801,234	—	1,801,234
Total other borrowings	181,570	—	166,497	15,073	181,570

Total short-term financial liabilities	1,982,804	—	1,967,731	15,073	1,982,804

Term borrowings
Real estate investment trust-preferred	45,710	—	—	39,950	39,950
Term borrowings - new market tax credit investment	15,301	—	—	15,837	15,837
Borrowings secured by residential real estate	489,145	—	391,316	—	391,316
Other long term borrowings	1,790,550	—	1,680,528	—	1,680,528

Total term borrowings	2,340,706	—	2,071,844	55,787	2,127,631

Derivative liabilities (a)	234,188	10,538	220,690	2,960	234,188

Other noninterest-bearing liabilities
Capital markets payables	361,018	—	361,018	—	361,018
Accrued interest payable	46,211	—	46,211	—	46,211

Total other noninterest-bearing liabilities	407,229	—	407,229	—	407,229

Total liabilities	$22,467,668	$10,538	$22,205,412	$73,820	$22,289,770

(a)	Classes are detailed in the recurring and nonrecurring measuring tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.1 million.
(c)	Includes restricted real estate loans and secured borrowings.

	Contractual Amount	Fair Value
Unfunded Commitments:
Loan commitments	$7,716,583	$1,555
Standby and other commitments	375,733	5,467

Note 15 – Fair Value of Assets & Liabilities (continued)

	March 31, 2011
(Dollars in thousands)	Book Value	Fair Value
Assets:
Loans, net of unearned income and allowance for loan losses	$15,383,244	$14,426,299
Short-term financial assets	836,199	836,199
Trading securities	924,855	924,855
Loans held-for-sale	370,487	370,487
Securities available-for-sale	3,085,478	3,085,478
Derivative assets	256,750	256,750
Other assets	108,601	108,601
Nonearning assets	1,024,807	1,024,807

Liabilities:
Deposits:
Defined maturity	$1,894,584	$1,941,064
Undefined maturity	13,456,383	13,456,383

Total deposits	15,350,967	15,397,447
Trading liabilities	384,250	384,250
Short-term financial liabilities	2,363,376	2,363,376
Term borrowings	2,514,754	2,293,737
Derivative liabilities	194,557	194,557
Other noninterest-bearing liabilities	461,813	461,813

	Contractual Amount	Fair Value
Unfunded Commitments:
Loan commitments	$8,284,857	$1,274
Standby and other commitments	454,159	6,710

Note 16 – Restructuring, Repositioning, and Efficiency

Beginning in 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity. Such reviews continue throughout the organization. Since 2007, in order to redeploy capital to higher-return businesses, FHN exited or sold non-strategic businesses, eliminated layers of management, and consolidated functional areas.

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. During the three months ended March 31, 2012, FHN recognized a net credit of $.2 million related to restructuring, repositioning, and efficiency activities. Exit costs that were accounted for in accordance with the Exit of Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”) were not material. There were no significant expenses recognized during the three months ended March 31, 2012.

Net costs recognized by FHN during the three months ended March 31, 2011 related to restructuring, repositioning, and efficiency activities were $13.6 million. Of this amount, $3.3 million represented exit costs that were accounted for in accordance with ASC 420. Significant expenses recognized during the three months ended March 31, 2011 resulted from the following actions:

•

Severance and other employee costs of $2.5 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives, and benefits within noninterest expense.

•	Goodwill impairment of $10.1 million related to the contracted sale of FHI which is reflected in Income/(loss) from discontinued operations, net of tax.

•	Lease abandonment expense of $.8 million related to FTN Financial which is reflected in Occupancy within noninterest expense.

•	Loss of $.2 million primarily related to other asset impairments due to the contracted sale of FHI which is reflected in Income/(loss) from discontinued operations, net of tax.

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

Activity in the restructuring and repositioning liability for the three months ended March 31, 2012 and 2011 is presented in the following table, along with other restructuring and repositioning expenses recognized.

	Three Months Ended March 31
	2012		2011
(Dollars in thousands)	Expense	Liability	Expense	Liability
Beginning balance	$—	$12,026	$—	$9,108
Severance and other employee related costs	(152)	(152)	2,496	2,496
Facility consolidation costs	44	44	795	795
Other exit costs, professional fees, and other	111	111	—	—

Total accrued	3	12,029	3,291	12,399
Payments related to:
Severance and other employee related costs		2,037		2,954
Facility consolidation costs		592		690
Other exit costs, professional fees, and other		15		—
Accrual reversals		997		112

Restructuring and repositioning reserve balance		$8,388		$8,643

Other restructuring and repositioning expense:
Mortgage banking expense on servicing sales	—		—
(Gains)/losses on divestitures	(200)		—
Impairment of premises and equipment	5		184
Impairment of intangible assets	—		10,100
Impairment of other assets	—		—
Other	—		—

Total other restructuring and repositioning expense	(195)		10,284

Total restructuring and repositioning charges	$(192)		$13,575

Note 16 – Restructuring, Repositioning,and Efficiency (continued)

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through March 31, 2012 for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Expense
Severance and other employee related costs	$77,644
Facility consolidation costs	40,694
Other exit costs, professional fees, and other	19,165
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	21,175
Net loss on divestitures	947
Impairment of premises and equipment	22,380
Impairment of intangible assets	48,231
Impairment of other assets	40,492
Other	7,574

Total restructuring and repositioning charges incurred to date as of March 31, 2012	$285,974

Note 17 – Other Events

In April 2012, FHN announced that the common stock buyback program launched in 2011 has been increased from $100 million to $200 million. In addition, the timeframe under the program to repurchase common shares in the open market or through privately negotiated transactions has been extended through January 2013, subject to market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Information	75

Forward-Looking Statements	76

Financial Summary – (Comparison of First Quarter 2012 to First Quarter 2011)	76

Statement of Condition Review – (Comparison of First Quarter 2012 to First Quarter 2011)	82

Capital	85

Asset Quality	86

Risk Management	97

Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations	102

Market Uncertainties and Prospective Trends	108

Critical Accounting Policies	110

Non-GAAP Information	116

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of March 31, 2012, was one of the 30 largest publicly traded banking organizations in the United States in terms of asset size.

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

FHN is composed of the following operating segments:

•

Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers in Tennessee and surrounding markets. Additionally, regional banking provides investments, financial planning, trust services and asset management, credit cards, cash management, check clearing services, and correspondent banking services.

•

Capital markets provides financial services for depository and non-depository institutions through the sale and distribution of fixed income securities, loan sales, portfolio advisory services, and derivative sales.

•

Corporate consists of unallocated corporate income/expenses including gains and losses from the extinguishment of debt, expense on subordinated debt issuances, bank-owned life insurance (“BOLI”), unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, and certain charges related to restructuring, repositioning, and efficiency initiatives.

•

Non-strategic includes exited businesses (including Msaver, FHI and Highland) and loan portfolios, other discontinued products and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. To assist the reader in obtaining a better understanding of FHN and its performance, the following discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2011 financial statements, notes, and MD&A is provided in the 2011 Annual Report.

Non-GAAP Measures

Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratios presented in this filing are the net interest margin using net interest income adjusted for fully taxable equivalent (“FTE”) and the tier 1 common capital ratio. These measures are reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio has become an important measure of the capital strength of banks as demonstrated by its use by banking regulators in reviewing capital adequacy of financial institutions. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 Capital is a regulatory term and is generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is a regulatory term which includes total assets adjusted for credit risk and is used to determine regulatory capital ratios. Refer to Table 20 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ, possibly materially, because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March 31, 2012, and in documents incorporated into this Quarterly report.

FINANCIAL SUMMARY – (Comparison of first quarter 2012 to first quarter 2011)

During first quarter 2012, FHN reported net income available to common shareholders of $30.5 million or $.12 per diluted share compared to $40.2 million or $.15 per diluted share in 2011. The decline in 2012 results was driven by an increase in expenses and provision for loan losses which more than offset higher revenue.

Revenue increased $5.3 million to $374.4 million in first quarter 2012. Capital markets income increased 19 percent from a year ago reflecting more favorable market conditions in 2012 but was partially offset by a decline in mortgage banking income and a drop in deposit fee income largely driven by the impact of the Durbin Amendment which became effecting in fourth quarter 2011. In first quarter 2011, noninterest income included a gain of $5.8 million related to the extinguishment of debt. Net interest income was relatively flat compared to the prior year.

Overall, operating expenses increased $8.2 million from $313.8 million a year ago driven by elevated personnel costs, an increase in the repurchase and foreclosure provision, and higher mortgage subservicing costs. Expenses were favorably affected by a decline in legal and professional fees largely driven by litigation matters in the prior year. Generally, all other expense categories declined given FHN’s continued focus on cost reductions and efficiency throughout the organization.

The provision for loan losses was $8.0 million in 2012 compared to $1.0 million in 2011. Both periods reflect overall improvement in the loan portfolio which resulted in a 41 percent decline in the allowance for loan losses and a 40 percent decline in net charge-offs. Average loans declined slightly to $16.0 billion and average core deposits increased 9 percent to $11.1 billion in 2012.

Return on average common equity and return on average assets for first quarter 2012 were 5.15 percent and .53 percent, respectively, compared to 6.82 percent and .71 percent in 2011. Tier 1 capital ratio was 14.36 percent as of March 31, 2012, compared to 14.26 percent on March 31, 2011. On March 31, 2012 and 2011, total period-end assets were $25.7 billion and $24.4 billion, respectively. Shareholders’ equity increased to $2.7 billion on March 31, 2012, from $2.6 billion on March 31, 2011.

BUSINESS LINE REVIEW – (Comparison of first quarter 2012 to first quarter 2011)

Regional Banking

Pre-tax income within the regional banking segment was $74.5 million during 2012, compared to $65.7 million in 2011. The improvement in pre-tax income was driven by an increase in net interest income (“NII”) combined with lower expenses, partially offset by a smaller loan loss provision credit and a decline in fee income.

Total revenue in 2012 was $206.5 million compared to $201.1 million in 2011. NII increased from $134.8 million in 2011 to $146.6 million in 2012 while the net interest margin (“NIM”) declined from 5.20 percent in 2011 to 5.16 percent in 2012. The increase in NII was largely attributable to an increase in commercial balances, primarily loans to mortgage companies, and was partially offset by lower reinvestment rates. Regional banking recognized a provision credit of $7.4 million in 2012 compared to $12.4 million in 2011. Both periods reflect continued improvement in the performance of the loan portfolios which was largely driven by improved economic conditions and by commercial borrowers adapting to the operating environment.

Noninterest income declined 10 percent or $6.4 million to $59.9 million in 2012. Total service charges on deposits declined 12 percent to $28.6 million from 2011 primarily driven by lower interchange income due to the Durbin Amendment which became effective in fourth quarter 2011. Mortgage banking origination income declined $1.7 million to $.9 million primarily due to lower volume as a result of a reduction in sales force.

Noninterest expense decreased to $139.4 million in 2012 from $147.8 million in 2011. Personnel-related costs decreased slightly from a year ago as the decline associated with headcount reductions was mitigated by higher pension costs and incentive accruals compared to 2011. Nearly all other categories of expenses declined from a year ago because of FHN’s continued focus on cost reductions throughout the organization.

Capital Markets

Pre-tax income in the capital markets segment increased from $22.0 million in 2011 to $32.2 million in 2012, primarily due to an increase in fixed income sales revenue and a decrease in legal and professional fees. Total revenue in 2012 increased to $112.5 million from $95.6 million in 2011 as fixed income sales revenue was $98.6 million in 2012 compared to $83.2 million in 2011. Fixed income average daily revenue improved to $1.6 million during 2012 compared to $1.3 million in 2011 reflecting more favorable market conditions in 2012 resulting in elevated trading volume from both depository and nondepository customers. Other product revenue increased to $8.2 million from $6.9 million in 2011. Noninterest expense was $80.3 million compared to $73.6 million in 2011. A $13.7 million increase in personnel costs is primarily due to higher variable compensation costs associated with the increase in fixed income sales revenues in 2012 relative to 2011. Legal and professional fees decreased compared to 2011 as the prior year included costs associated with a litigation matter that was settled in third quarter 2011.

Corporate

The pre-tax loss for the corporate segment increased to $18.0 million in 2012 compared to $8.3 million in 2011. Net interest expense was $4.7 million in 2012 compared to $.3 million in 2011. The increase in net interest expense is primarily due to a lower-yielding securities portfolio.

Noninterest income declined $3.4 million to $9.3 million in 2012. The decline in noninterest income was primarily due to gains of $5.8 million associated with the extinguishment of debt recognized in the prior year. Deferred compensation income increased $2.1 million from a year ago as result of improved market conditions in 2012 and partially mitigated the year over year decline in noninterest income. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is included in personnel expense. Noninterest expense increased to $22.5 million in 2012 from $20.7 million in 2011. Personnel costs were relatively flat as a $2.8 million increase in deferred compensation expense was partially offset by lower severance-related costs. Legal and professional fees decreased as 2011 included elevated professional fees associated with consulting projects throughout the organization. Expenses in 2011 included a $3.3 million reversal of the contingent liability previously established for certain Visa legal matters.

Non-Strategic

The non-strategic segment’s pre-tax loss was $44.3 million in 2012 compared to $25.1 million in 2011 due to a decline in net interest income combined with an increase in expenses. Total revenue in 2012 was $50.9 million compared to $60.0 million in 2011 with net interest income declining to $24.4 million in 2012 from $32.8 million in the prior year. The decline in net interest income is primarily due to a 19 percent reduction in average loans from 2011. The provision for loan losses increased to $15.4 million in 2012 from $13.4 million in 2011 as the pace of improvement and runoff of the non-strategic portfolios slowed in 2012.

Noninterest income (including securities gains/losses) declined slightly to $26.5 million in 2012 from $27.2 million in 2011 as lower mortgage banking income was virtually offset by a $2.3 million gain associated with the settlement of a legal matter. The change in mortgage banking income was attributable to a $3.6 million decline in servicing fees and a $3.4 million decline in net hedging results which were partially mitigated by favorable valuation adjustments to the remaining mortgage warehouse. Servicing fees continue to decline consistent with the reduction in the size of the mortgage servicing portfolio while the decrease in net hedging results is attributable to more narrow spreads between mortgage and swap rates in 2012 relative to 2011. In 2012, positive valuation adjustments to the mortgage warehouse were $1.6 million compared to negative adjustments of $1.3 million in the prior year reflecting improved credit quality and lower mortgage rates in 2012 compared to the prior year.

Noninterest expense was $79.8 million in 2012 compared to $71.8 million in 2011, an increase of 11 percent. Noninterest expense increased primarily due to a $12.1 million increase in the repurchase and foreclosure provision reflecting higher inherent loss estimates as a result of elevated claims in 2012. Contract employment and outsourcing costs also increased $4.8 million to $9.3 million in 2012 as FHN recognized elevated subservicing fees since the transfer to a new loan subservicer in third quarter 2011. Generally, most other expense categories continued to decline given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW – (Comparison of first quarter 2012 to first quarter 2011)

Total consolidated revenue increased to $374.4 million in 2012 from $369.1 million in 2011 as strong capital markets income more than offset declines in other fee income.

NET INTEREST INCOME

NII declined slightly to $171.9 million in 2012 from $172.8 million in 2011. Average earning assets increased 2 percent to $22.3 billion and average interest-bearing liabilities increased 2 percent to $17.0 billion in 2012. An increase in NII attributable to higher commercial loan balances was more than offset by the impact of runoff of the non-strategic portfolios. Additionally, a lower-yielding investment portfolio also negatively affected NII but was offset by lower deposit costs.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. Table 1 details annualized yields and rates and the computation of the net interest margin for FHN. The consolidated net interest margin decreased to 3.12 percent in 2012 from 3.22 percent in 2011. The net interest spread decreased 6 basis points to 2.95 percent in 2012 from 3.01 percent in 2011 and the impact of free funding decreased to 17 basis points from 21 basis points. The decrease in net interest margin is primarily due to declining yields on fixed rate portfolios as a result of lower reinvestment rates. A portion of the decline in margin was offset by lower deposit costs.

Table 1 - Net Interest Margin

	Three Months Ended March 31
	2012	2011
Consolidated yields and rates:
Loans, net of unearned income	4.08%	4.12%
Loans held-for-sale	3.53	4.14
Investment securities	3.41	3.90
Capital markets securities inventory	2.80	3.61
Mortgage banking trading securities	9.96	10.29
Other earning assets	0.12	0.14

Yields on earning assets	3.65	3.86

Interest-bearing core deposits	0.47	0.67
Certificates of deposit $100,000 and more	1.40	1.96
Federal funds purchased and securities sold under agreements to repurchase	0.25	0.24
Capital markets trading liabilities	1.65	2.74
Other short-term borrowings	0.31	0.51
Term borrowings	1.68	1.41

Rates paid on interest-bearing liabilities	0.70	0.85

Net interest spread	2.95	3.01
Effect of interest-free sources	0.17	0.21

Net interest margin (a)	3.12%	3.22%

(a)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation - Table 20.

FHN’s net interest margin is expected to remain flat or decline slightly in 2012 as FHN expects interest rates to remain at historically low levels which will result in continued pressure on reinvestment yields in the loan and securities portfolios.

NONINTEREST INCOME

Noninterest income was 54 percent of total revenue in 2012 compared to 53 percent in 2011 as total noninterest income increased from $196.3 million in 2011 to $202.4 million in 2012. The increase primarily resulted from stronger capital markets income, which was partially offset by a decline in mortgage banking and deposit fee income.

Capital Markets Noninterest Income

Capital markets noninterest income increased to $106.7 million in 2012 from $90.1 million in 2011. Revenue from fixed income sales increased to $98.6 million in 2012 from $83.2 million as fixed income production levels reflected strong performance in both depository and non-depository customers. Revenue from other products increased to $8.2 million in 2012 from $6.9 million in 2011.

Table 2 - Capital Markets Noninterest Income

	Three Months Ended
	March 31		Percent Change
(Dollars in thousands)	2012	2011
Noninterest income:
Fixed income	$98,553	$83,194	18.5%
Other product revenue	8,190	6,863	19.3%

Total capital markets noninterest income	$106,743	$90,057	18.5%

Mortgage Banking Noninterest Income

Mortgage banking noninterest income decreased to $23.3 million in 2012 from $27.7 million in 2011. Mortgage banking income is comprised of servicing income related to legacy mortgage banking operations, fees from mortgage origination activity in the regional banking footprint, and fair value adjustments to the mortgage warehouse.

Servicing income, which includes fees for servicing mortgage loans, changes due to the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. Servicing fees were $17.2 million in 2012, a $3.6 million decline from 2011 and is consistent with the continued reduction in the size of the mortgage servicing portfolio. Positive net hedging results decreased to $9.1 million in 2012 from $12.5 million in 2011 reflecting more narrow spreads between mortgage and swap rates in 2012 and continued runoff of the underlying servicing portfolio. The negative impact attributable to runoff was $5.5 million in 2012 compared to $7.2 million in 2011, which was primarily the result of a smaller servicing portfolio in 2012 driven by natural runoff and lower volumes of refinance activity.

The mortgage warehouse valuation included $1.6 million of net positive fair value adjustments in 2012 compared to $1.3 million of net negative adjustments in 2011. The positive adjustments in 2012 are attributable to improved credit quality of the warehouse combined with lower mortgage rates relative to the prior year. Origination income, which is primarily derived from origination activities in and around Tennessee, was $.9 million in 2012 compared to $2.8 million in 2011. The decline is attributable to a decrease in production volumes in 2012 resulting from lower demand for mortgage refinance and sales force reductions from a year ago.

Table 3 - Mortgage Banking Noninterest Income

	Three Months Ended March 31		Percent Change
	2012	2011
Noninterest income (thousands):
Origination income	$901	$2,797	(67.8)%
Mortgage warehouse valuation	1,640	(1,316)	NM
Servicing income/(expense):
Service fees	17,202	20,827	(17.4)%
Change in MSR value - runoff	(5,498)	(7,164)	(23.3)%
Net hedging results	9,065	12,472	(27.3)%

Total servicing income	20,769	26,135	(20.5)%
Other	31	110	(71.8)%

Total mortgage banking noninterest income	$23,341	$27,726	(15.8)%

Mortgage banking statistics (millions):
Refinance originations	$44.0	$97.8	(55.0)%
Home-purchase originations	7.3	12.9	(43.4)%

Mortgage loan originations	$51.3	$110.7	(53.7)%

Servicing portfolio - owned (first lien mortgage loans) (a)	$20,011.2	$24,539.7	(18.5)%

NM - not meaningful

(a)	Excludes foreclosed assets.

Deposit Fee Income

Deposit transactions and cash management income declined $3.5 million to $28.7 million in 2012. The decline in deposit fee income is primarily due to the negative impact on interchange income from the Durbin Amendment which became effective in fourth quarter 2011.

Other Noninterest Income

All other income and commissions decreased to $28.2 million in 2012 from $30.3 million in 2011. This decrease reflects gains of $5.8 million recognized in 2011 related to the extinguishment of debt but was mitigated by a $2.1 million increase in deferred compensation income and a $2.3 million gain associated with the settlement of a legal matter. The following table provides detail regarding FHN’s other income.

Table 4 - Other Income

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Other income:
Bankcard income	$5,615	$4,720
Bank owned life insurance	4,772	4,815
Other service charges	3,293	2,853
Deferred compensation	3,119	979
ATM interchange fees	2,556	3,535
Electronic banking fees	1,706	1,534
Letter of credit fees	1,334	1,776
Gains on extinguishment of debt	—	5,761
Other	5,821	4,298

Total	$28,216	$30,271

Certain previously reported amounts have been reclassified to agree with current presentation.

NONINTEREST EXPENSE

Total noninterest expense in 2012 increased 3 percent to $322.0 million from $313.8 million in 2011.

Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased 12 percent, or $18.9 million to $175.5 million in 2012. The increase in personnel expense is primarily the result of an increase in capital markets variable compensation expense, a $6.1 million increase in pension-related costs, and a $3.0 million increase in deferred compensation expense. It is expected that in 2013, pension costs should decline relative to 2012 due to the pending freeze of the pension plan as the amortization term for actuarial gains and losses will change from the estimated average remaining service period of active employees to the estimated average remaining life expectancy of the remaining participants effective January 1, 2013. The increase in personnel expense was partially offset by a $2.4 million decrease in severance-related costs associated with restructuring, repositioning, and efficiency initiatives.

The repurchase and foreclosure provision increased to $49.3 million from $37.2 million in 2011 reflecting higher inherent loss estimates as a result of elevated claims from a year ago. See the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 9 – Contingencies and Other Disclosures for additional details. Contract employment and outsourcing costs increased $4.2 million in 2012 due to elevated subservicing costs since the transfer of servicing to a new mortgage servicer in third quarter 2011.

Legal and professional fees decreased $12.3 million to $6.1 million in 2012 primarily driven by a reduction in costs related to litigation matters and professional fees associated with consulting projects. Legal fees were also reduced by $2.5 million in 2012 due to the reimbursement of legal costs associated with a litigation matter. FDIC insurance was $6.3 million in 2012, down $1.7 million from 2011 due in part to the FDIC’s change in premium expense calculation in second quarter 2011. Expenses associated with foreclosed assets declined $2.6 million to $4.2 million in 2012 due to the decline in negative valuation adjustments and lower property preservation costs consistent with the decline in balance of foreclosed real estate. Expenses related to operations services, occupancy, and communications and courier declined in 2012 as a result of continued cost reductions throughout the organization and wind-down of non-strategic businesses. All other expenses decreased from $27.6 million in 2011 to $24.5 million in 2012 primarily due to a $2.1 million loss recognized in 2011 associated with the settlement of a regulatory matter. Additionally, FHN recognized a $1.6 million provision credit in 2012 compared to provision expense of $.1 million in 2011 related to off-balance sheet commitments. In first quarter 2011, FHN reversed $3.3 million of the contingent liability previously established for certain Visa legal matters.

Table 5 - Other Expense

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Other expense:
Low income housing expense	$4,608	$4,697
Advertising and public relations	4,250	3,790
Other insurance and taxes	3,199	3,467
Travel and entertainment	1,864	1,770
Employee training and dues	1,092	1,247
Supplies	1,033	963
Customer relations	855	1,270
Bank examination costs	799	1,118
Loan insurance expense	589	781
Federal services fees	321	464
Losses from litigation and regulatory matters	153	2,325
Other	5,703	5,691

Total	$24,466	$27,583

Certain previously reported amounts have been reclassified to agree with current presentation.

INCOME TAXES

The effective tax rate for first quarter 2012 was 24 percent compared to 22 percent in first quarter 2011. Tax credits reduced tax expense by $4.3 million and $5.3 million and non-taxable gains resulting from the increase in the cash surrender value of life insurance reduced tax expense by $1.9 million and $2.1 million in 2012 and 2011, respectively.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2012, FHN’s net DTA was approximately $154 million compared with $200 million at March 31, 2011.

In order to support the recognition of the DTA, FHN’s management must conclude that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the remaining net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at March 31, 2012 is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, other than the portion of a net DTA for state NOL carryforwards, FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, earnings from FHN’s core segments (regional banking, capital markets, and corporate) have been positive in the aggregate from first quarter 2010 through first quarter 2012 and FHN forecasts substantially more taxable income in the carryforward period than needed to support the losses and credits included in the net deferred tax asset. Based on current analysis, FHN believes that its ability to realize the approximate $154 million net DTA is more likely than not.

DISCONTINUED OPERATIONS

The results of operations, net of tax, for Msaver, FHI, and Highland are classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented. In 2012, Loss from discontinued operations was $.4 million and in 2011, Income from discontinued operations was $.9 million.

STATEMENT OF CONDITION REVIEW – (Comparison of first quarter 2012 to first quarter 2011)

Total period-end assets were $25.7 billion on March 31, 2012, compared to $24.4 billion on March 31, 2011. Average assets increased to $25.2 billion in 2012 from $24.6 billion in 2011. These changes in average balances reflect an increase in other earning assets and investment securities and were partially offset by lower average loan balances.

EARNING ASSETS

Earning assets consist of loans, loans held-for-sale (“HFS”), investment securities, and other earning assets. Earning assets averaged $22.3 billion and $21.8 billion in 2012 and 2011, respectively. A more detailed discussion of the major line items follows.

Loans

Average loans declined 1 percent in 2012 from 2011 primarily as a result of the continued run-off of the non-strategic portfolios partially mitigated by an increase in average commercial loans. Period-end loans were relatively flat as of March 31, 2012, at $16.0 billion.

Table 6 - Average Loans

	Three Months Ended March 31
(Dollars in millions)	2012	Percent of Total	Percent Change	2011	Percent of Total
Commercial:
Commercial, financial, and industrial	$7,709.9	48%	13.0 +	$6,823.3	42%
Commercial real estate:
Income CRE	1,255.7	8	11.7 -	1,422.8	9
Residential CRE	111.8	1	55.2 -	249.8	2

Total commercial	9,077.4	57	6.8 +	8,495.9	53

Retail:
Consumer real estate	5,290.6	32	4.7 -	5,549.5	34
Permanent mortgage	771.2	5	27.6 -	1,064.9	7
Credit card, OTC and other	279.2	2	6.9 -	299.9	2
Restricted real estate loans and secured borrowings (a)	622.9	4	16.0 -	741.4	4

Total retail	6,963.9	43	9.0 -	7,655.7	47

Total loans, net of unearned	$16,041.3	100%	0.7 -	$16,151.6	100%

(a)	2012 includes $583.4 million of Consumer Real Estate loans and $39.5 million of Permanent Mortgage loans.

C&I loans are the largest component of the commercial portfolio comprising 85 percent of total commercial loans in 2012 compared to 80 percent in 2011. The increase in average C&I loans is primarily driven by growth in loans to mortgage companies and asset-based lending. Commercial real estate loans declined $.3 billion in 2012 to $1.4 billion as the commercial real estate market remains soft and the non-strategic components continue to wind-down.

Total retail loans declined 9 percent, or $.7 billion, to $7.0 billion in 2012. The permanent mortgage portfolio declined $293.7 million to $771.2 million in 2012 as runoff and the effect of the NPL loan sale in third quarter 2011 was mitigated by loans added to this portfolio due to the exercise of clean-up calls related to securitization trusts in second quarter 2011. The consumer real estate portfolio (home equity lines and installment loans) declined $258.9 million, to $5.3 billion primarily due to the continued wind-down of portfolios within the non-strategic segment. The net decline includes growth in real estate installment loans due to new originations within the regional banking footprint. Restricted real estate loans and secured borrowings include loans consolidated due to the adoption of amendments to ASC 810 and securitized loans that did not qualify for sale treatment. This portfolio segment declined $118.5 million since first quarter 2011 primarily due to natural runoff. In late first quarter 2012, FHN exercised cleanup calls related to 3 of the home equity lines (“HELOC”) securitization trusts resulting in deconsolidation of the trusts. The loans were then reclassified from the “restricted” line item to the consumer real estate line. Given the timing of the cleanup calls, the impact on average balances was minimal in 2012.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Investment securities averaged $3.1 billion in 2012 compared to $3.0 billion in 2011 and represented 14 percent of earning assets in both 2012 and 2011. Average investment securities increased as a result of investment securities purchases since first quarter 2011 which more than offset maturities and sales. The decision to purchase AFS securities was largely driven by excess liquidity combined with continued low loan demand. See Note 3 – Investment Securities for additional detail.

Loans Held-for-Sale (“HFS”)

Loans HFS consists of the mortgage warehouse (including repurchased loans), student, small business, and home equity loans. The average balance of loans HFS increased $70.7 million from 2011 and averaged $424.1 million in 2012. The increase in average loans is primarily attributable to higher balances of small business loans and, to a lesser extent, a larger mortgage warehouse. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business, loans originated within the regional banking footprint awaiting transfer to the secondary market, and mortgage loans repurchased pursuant to requests from investors (primarily government sponsored enterprises (“GSEs”), averaged $323.0 million in 2012 compared to $308.0 million in 2011, and comprised over 75 percent of loans HFS in 2012.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.8 billion in 2012 compared to $2.3 billion in 2011. The increase is primarily attributable to a $234.7 million increase in interest-bearing cash as a result of a large inflow of customer deposits in 2012. Additionally, capital markets trading inventory increased $166.8 million to $1.3 billion in 2012.

Core Deposits

Average core deposits increased 7 percent, or $1.1 billion from 2011, to $15.7 billion in 2012. The increase in core deposits reflects growth due to the historically low interest rate environment as deposit holders were unable to obtain higher rates on other comparable investment products and an increase in insured network deposits. Some of this growth was diminished as a result of the transfer of escrow balances in conjunction with the transition of the mortgage servicing portfolio to the new subservicer in third quarter 2011. In fourth quarter 2011, FHN transferred $174.3 million in certain deposits associated with the sale of Msaver which were included in Non-interest bearing deposits on the Consolidated Condensed Statements of Condition.

Short-Term Funds

Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $3.5 billion during 2012, a decline of 3 percent from $3.6 billion in 2011. Average FFP, which currently is entirely composed of funds from correspondent banks and securities sold under repurchase agreements was $1.7 billion in 2012 and $1.6 billion 2011. FFP fluctuates depending on the amount of excess funding of correspondent’s and also the impact of FHN’s excess Fed deposits. The average balance of securities sold under agreements to repurchase declined $.3 billion to $.3 billion in 2012 given the low rates currently paid on these products combined with the ability to receive FDIC insurance coverage on business checking accounts. Certificates of deposit (“CD’s”) greater than $100,000 increased $99.5 million to $660.3 million in 2012 primarily due to new bookings of jumbo public fund CDs. On average, short-term purchased funds accounted for 16 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2012 compared to 17 percent in 2011.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Average term borrowings decreased 13 percent, or $.4 billion, and averaged $2.5 billion in 2012. The decrease in average term-borrowings primarily relates to maturities of the remaining long-term bank notes and a decline in borrowings secured by residential real estate loans which was generally consistent with the runoff of the associated retail real estate loans.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

FHN continues to refine its business mix in order to focus on higher-return core businesses and explore opportunities to reduce operating costs. The net charge from restructuring, repositioning, and efficiency activities was a credit of $.2 million in first quarter 2012 compared to a net charge of $13.6 million in 2011. A majority of the restructuring charges recognized in first quarter 2011 are reflected within Discontinued operations, net of tax and relate to the agreement to sell FHI. In 2011, FHN recorded a goodwill impairment of $10.1 million associated with the contracted sale of FHI, severance-related and other employee costs of $2.5 million primarily related to efficiency initiatives within corporate and bank services functions, lease abandonment expense of $.8 million related to FTN financial, and other asset impairments of $.2 million.

Charges related to restructuring, repositioning and efficiency initiatives for the three months ended March 31, 2012 and 2011 are presented in the following table based on the income statement line item affected:

Table 7 - Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Noninterest income:
Gain on divestiture	$200	$—

Total noninterest income	200	—

Noninterest expense:
Employee compensation, incentives, and benefits	(152)	2,253
Occupancy	44	795
Legal and professional fees	15	—
All other expense	5	13

Total noninterest expense	(88)	3,061

Gain/(loss) before income taxes	288	(3,061)
Loss from discontinued operations	(96)	(10,514)

Net impact from restructuring, repositioning, and efficiency initiatives	$192	$(13,575)

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.7 billion in 2012 and 2011. In fourth quarter 2011, FHN launched a share repurchase program which enables FHN to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market conditions. In first quarter 2012 and fourth quarter 2011, FHN repurchased $44 million of common shares each quarter under the share repurchase program. Net income recognized in 2012 and 2011 generally offset the decline in capital surplus which was largely driven by the repurchase of shares under the share repurchase program. Total period-end equity was $2.7 billion on March 31, 2012 and $2.6 billion on March 31, 2011.

The following table provides a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to Tier 1 and Total Regulatory Capital and certain selected capital ratios:

Table 8 - Regulatory Capital and Ratios

(Dollars in thousands)	March 31, 2012	March 31, 2011	December 31, 2011
Shareholder’s equity	$2,379,008	$2,344,892	$2,389,472
Regulatory adjustments:
Goodwill and other intangibles	(135,227)	(163,385)	(138,507)
Net unrealized (gains)/losses on AFS securities	(67,077)	(39,338)	(67,069)
Minimum pension liability	191,690	169,717	197,225
Noncontrolling interest - FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	200,000	200,000
Disallowed servicing assets	(9,861)	(15,885)	(9,854)
Disallowed deferred tax assets	(11,812)	—	(15,168)
Other	(473)	(482)	(463)

Tier 1 capital	$2,841,064	$2,790,335	$2,850,452
Tier 2 capital	687,530	868,792	751,819

Total regulatory capital	$3,528,594	$3,659,127	$3,602,271

	March 31, 2012		March 31, 2011		December 31, 2011
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	14.36%	$2,841,064	14.26%	$2,790,335	14.23%	$2,850,452
First Tennessee Bank National Association (a)	16.81	3,290,385	16.54	3,201,547	16.37	3,247,268
Total
First Horizon National Corporation	17.84	3,528,594	18.70	3,659,127	17.99	3,602,271
First Tennessee Bank National Association (a)	20.21	3,955,258	20.80	4,027,765	20.05	3,976,672
Tier 1 Common (b)
First Horizon National Corporation	11.86	2,346,248	11.73	2,295,519	11.76	2,355,636

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 16.05 percent and 18.56 percent, respectively, at March 31, 2012.
(b)	Refer to the Non-GAAP to GAAP Reconcilation - Table 20.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of March 31, 2012, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Throughout 2012, capital ratios are expected to remain strong and significantly above current well-capitalized standards despite the expectation of a difficult operating environment.

Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. The following tables provide information related to securities repurchased by FHN during first quarter 2012:

Table 9 - Issuer Purchases of Equity Securities

Compensation Plan-Related Repurchase Authority:

(Volume in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2012
January 1 to January 31	88	$8.49	88	34,257
February 1 to February 29	29	$9.33	29	34,228
March 1 to March 31	116	$9.46	116	34,111

Total	233	$9.08	233

Compensation Plan Programs:

•

A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment announced on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On March 31, 2012, the maximum number of shares that may yet be purchased under the program was 34.1 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority for the remainder of 2012.

Other Repurchase Authority:

(Dollar values and volume in thousands)	Total number of shares purchased	Average price paid per share(a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2012
January 1 to January 31	608	$9.06	608	$50,371
February 1 to February 29	2,262	$9.33	2,262	$29,262
March 1 to March 31	1,830	$9.77	1,830	$11,378

Total	4,700	$9.47	4,700

(a)	Represents total costs including commissions paid. Average price paid per share for the quarter was $9.44 excluding commissions.

Other Programs:

•

On October 17, 2011, FHN announced a $100 million share purchase authority that will expire on August 31, 2012. As of March 31, 2012, $89.0 million in purchases had been made under this authority at an average price per share of $8.14; $8.11 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

•	See Note 17 - Other Events for information regarding FHN’s share repurchase program.

ASSET QUALITY (Trend Analysis of first quarter 2012 compared to first quarter 2011)

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate. Retail loans are composed of consumer real estate; permanent mortgage; credit card and other; and restricted real estate loans and secured borrowings. Key asset quality metrics for each of these portfolios can be found in Table 11 – Asset Quality by Portfolio.

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in FHN’s 2011 Annual Report in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 28 and continuing to page 34. There were no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings in first quarter 2012.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $7.7 billion on March 31, 2012, and is comprised of loans used for general business purposes, diversified by industry type, and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The following table provides the composition of the C&I portfolio by industry as of March 31, 2012 and 2011. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10 - C&I Loan Portfolio by Industry

	March 31, 2012		March 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$1,502,240	20%	$1,376,039	20%
Loans to mortgage companies	1,070,581	14%	381,633	6%
Wholesale trade	674,632	9%	656,160	10%
Manufacturing	632,144	8%	559,712	8%
Healthcare	617,055	8%	532,731	8%
Retail trade	459,950	6%	372,944	5%
Real estate rental & leasing (a)	411,585	5%	523,727	8%
Accommodation & Food service (b)	259,843	3%	—	—
Other (transportation, education, arts, entertainment, etc) (c)	2,077,123	27%	2,405,217	35%

Total C&I loan portfolio	$7,705,153	100%	$6,808,163	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Category in 2011 comprised less than 3 percent and is included in other.
(c)	Industries in this category each comprise less than 4 percent.

Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Refer to Table 10 for detail of the C&I loan portfolio by industry. The largest component is finance and insurance (includes trust preferred and bank-related loans) which represents 20 percent of the C&I portfolio. The trust preferred and bank-related component of C&I is discussed below. As of March 31, 2012, balances of loans to mortgage companies were 14 percent of the C&I portfolio. The size of this portfolio class, which generally fluctuates with mortgage rates, includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates resulting in increased borrower refinance volumes.

Trust Preferred & Bank-Related Loans

The finance and insurance component of the C&I portfolio, which includes bank-related and TRUPs (i.e., long term unsecured loans to bank and insurance-related businesses), has seen the stronger borrowers stabilize, while the weaker financial institutions remain under stress due to limited availability of market liquidity and capital, and the impact from economic conditions on the asset quality of these borrowers.

TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets operation. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2012, 10 TRUPs relationships have elected interest deferral. The risk of individual trust preferred loan default is somewhat mitigated by diversification within the trust preferred loan portfolio. The average size of a trust preferred loan is approximately $9 million.

As of March 31, 2012, the UPB of trust preferred loans totaled $447.2 million ($290.9 million of bank TRUPs and $156.3 million of insurance TRUPs) with the UPB of other bank-related loans totaling approximately $153.0 million. Inclusive of a remaining valuation allowance on TRUPs of $34.2 million, total reserves (ALLL plus the valuation allowance) for TRUPs and other bank-related loans were $65.1 million or 11 percent of outstanding UPB.

C&I Asset Quality Trends

In first quarter 2012, performance of the C&I portfolio continued to improve as there was an increase in the amount of credit upgrades in 2012 relative to 2011 and commercial borrowers continue to adapt to the current operating environment. The ALLL declined $101.0 million to $119.6 million as of March 31, 2012. The allowance as a percentage of period-end loans declined to 1.55 percent in 2012 from 3.24 percent in 2011. Annualized net charge-offs as a percentage of average loans declined to .08 percent from .60 percent reflecting the aggregate improvement in this portfolio. Nonperforming C&I loans, which peaked in third quarter 2010, decreased $59.3 million to $154.1 million on March 31, 2012. The nonperforming loan (“NPL”) ratio decreased to 2.00 percent in 2012 from 3.13 percent in 2011.

Commercial Real Estate

The commercial real estate portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between income commercial real estate (“CRE”) loans which contain loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and residential CRE loans. The residential CRE portfolio includes loans to residential builders and developers for the purpose of constructing single-family detached homes, condominiums, and town homes.

Income CRE

The income CRE portfolio was $1.2 billion on March 31, 2012. Subcategories of income CRE consist of retail (24 percent), office (20 percent), apartments (17 percent), industrial (14 percent), hospitality (9 percent), land/land development (7 percent), and other (9 percent). A substantial portion of the income CRE portfolio was originated through and continues to be managed by the regional bank. The income CRE portfolio showed improvement as property stabilization and strong sponsors have positively affected performance. However, the weak market conditions have affected this portfolio through increased vacancies, slower stabilization rates, decreased rental rates, and lack of readily available financing in the industry. FHN does not capitalize interest or fund interest on distressed properties.

Income CRE Asset Quality Trends

Performance of income CRE loans improved in first quarter 2012 as property values stabilized and sponsors and guarantors provided additional financial support to borrowers as needed. Allowance as a percentage of loans decreased to 2.64 percent in 2012 from 7.05 percent in 2011. Outstanding balances declined 11 percent from first quarter 2011 and the level of allowance declined $98.5 million from 2011 to $33.0 million in first quarter 2012. Net charge-offs were relatively flat at $7.5 million in 2012. The level of nonperforming loans decreased 50 percent to $69.7 million as of March 31, 2012, but remained elevated at 5.59 percent of total income CRE loans. The decline in nonperforming loans is primarily attributable to runoff of the income CRE portfolio as a whole.

Residential CRE

The residential CRE portfolio was $.1 billion on March 31, 2012. Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle and maintains high cash reserves.

The wind-down of the non-strategic portion of this portfolio combined with the limited amount of new originations within the regional banking footprint directly impacts the amount of net charge-offs and nonperforming loans and the level of the allowance. Balances of residential CRE loans declined 55 percent from a year ago. The ALLL declined $11.9 million to $13.1 million as of March 31, 2012 and nonperforming loans decreased $49.6 million to $43.7 million as of March 31, 2012 from March 31, 2011. The ALLL to loans ratio and the nonperforming loans ratio remained elevated at 13.11 percent and 43.77 percent, respectively. These metrics will remain skewed until the portfolio entirely winds down or until FHN actively originates this product and balances noticeably increase.

RETAIL LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $5.3 billion on March 31, 2012, and is primarily composed of home equity lines and installment loans. Including restricted and secured balances (loans consolidated at adoption of ASC 810 and on-balance sheet securitizations) the largest geographical concentrations of balances as of March 31, 2012, are in Tennessee (44 percent) and California (13 percent) with no other state representing greater than 4 percent of the portfolio. At origination, approximately 38 percent of the consumer real estate and restricted and secured balances were in a first lien position. At origination, the weighted average FICO score of this portfolio was 739 and refreshed FICO scores averaged 729 as of March 31, 2012. Deterioration has been most acute in areas with significant home price depreciation and is affected by poor economic conditions – primarily unemployment.

Low or Reduced Documentation Origination

From time to time, FHN may originate real estate secured consumer loans with low or reduced documentation. FHN generally defines low or reduced documentation loans, sometimes called “stated income” or “stated” loans, as any loan originated with anything less than pay stubs, personal financial statements, and tax returns from potential borrowers.

Currently, stated-income or low or reduced documentation real estate secured loans are limited to existing customers of FHN who have deposit accounts, other borrowings, or other business relationships with FHN with recurring consistent direct deposits from an employer. Such loans are currently only available for qualified non-purchase transactions. This exception, however, has certain restrictions. For example, self-employed customers are not eligible, deposits made directly by the borrower are not considered, direct deposits must indicate the employer’s name depositing the funds, and recurring deposits must be consistent per period and may not vary by more than 10 percent. If these and other conditions are not met, full income documentation is required. A verbal verification of employment is required in either situation.

As of March 31, 2012, $1.5 billion, or 25 percent, of the consumer real estate portfolio consisted of home equity lines and installment loans originated using stated-income compared to $1.7 billion, or 28 percent, as of March 31, 2011. These stated-income lines and loans were 9 percent and 11 percent of the total loan portfolio as of March 31, 2012, and 2011, respectively. As of March 31, 2012, nearly three-fourths of the stated-income home equity loans/lines in the portfolio were originated through legacy businesses that have been exited and these loan balances should continue to decline. Stated-income loans/lines accounted for nearly 30 percent of the net charge-offs for this portfolio during 2012 compared with 29 percent in 2011. Net charge-offs of stated-income home equity lines and installment loans were $8.8 million in first quarter 2012 and $12.9 million in first quarter 2011. As of March 31, 2012 and 2011, less than 1 percent of the stated income loans/lines were nonperforming and less than 3 percent were more than 30 days delinquent, respectively.

Consumer Real Estate Asset Quality Trends

Performance of the home equity portfolio improved in first quarter 2012 when compared with 2011. The ALLL declined $21.3 million to $121.6 million in 2012. The allowance as a percentage of loans decreased 34 basis points to 2.26 percent of loans. The nonperforming loan balance was $55.4 million and $37.9 million as of March 31, 2012 and 2011, respectively. In first quarter 2012, balances of nonperforming loans include a significant majority of the $27.5 million of second liens classified as nonaccrual as a result of regulatory guidance issued in 2012. Delinquency rates and the net charge-offs ratio improved in 2012 when compared with 2011. Loans delinquent 30 or more days and still accruing were 1.48 percent in first quarter 2012 compared to 1.73 percent in 2011 primarily due to enhanced collections practices, loss mitigation activities, and improved overall performance. The annualized net charge-offs ratio decreased 51 basis points to 1.99 percent of average loans in 2012. The improvement in performance is attributable to the strong borrower characteristics previously discussed, aging of the portfolio as well as modest improvement in the economy from a year ago as performance of this portfolio is highly correlated with the economic conditions and unemployment.

Permanent Mortgage

The permanent mortgage portfolio was $.8 billion on March 31, 2012. This portfolio is primarily composed of jumbo mortgages and OTC completed construction loans. 25 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse. Overall, performance has been affected by economic conditions, primarily depressed retail real estate values and elevated unemployment.

The ALLL declined $25.1 million from 2011 to $27.2 million as of March 31, 2012, primarily due to lower balances and improvement in delinquencies. The delinquencies declined $40.5 million to $16.3 million in 2012 and net charge-offs decreased $4.8 million to $4.0 million during first quarter 2012. NPLs declined $98.1 million to $33.0 million in 2012. Year-over-year NPLs and balances were impacted by a bulk sale of NPLs executed in third quarter 2011. The sale was approximately $188 million in UPB ($126 million after consideration for partial charge-offs and associated lower of cost or market (“LOCOM”) valuation allowance). Additionally, in second quarter 2011, FHN exercised cleanup calls related to proprietary securitizations resulting in the addition of first lien jumbo mortgage loans to this portfolio, substantially all of which were performing upon exercise. The NPL sale and natural runoff combined with the exercise of cleanup calls resulted in a net decline in portfolio balances of $286.9 million from 2011.

Credit Card and Other

The credit card and other portfolios were $.3 billion on March 31, 2012, and primarily include credit card receivables, automobile loans, and to a lesser extent OTC construction loans and other consumer-related credits. FHN may originate other non-real estate secured consumer loans under a stated-income program for certain smaller size and lower risk transactions. As of March 31, 2012, only $2.5 million of OTC loans remained in the portfolio with nearly all classified as nonperforming. In 2012, FHN charged-off $1.5 million other consumer loans compared with $3.3 million during 2011. The allowance declined $3.8 million to $6.2 million in 2012. Loans 30 days or more delinquent also improved from 1.34 percent in 2011 to 1.26 percent in 2012.

Restricted Real Estate Loans and Secured Borrowings

The restricted real estate loans and secured borrowings ($.5 billion on March 31, 2012) includes residential real estate loans in both consolidated and nonconsolidated variable interest entities. Restricted real estate loans relate to consolidated securitization trusts and are discussed in Note 13 – Variable Interest Entities. Other real estate loans secure borrowings related to nonconsolidated VIEs and remain on FHN’s balance sheet as the securitizations do not qualify for sale treatment. In late first quarter 2012, FHN exercised cleanup calls related to 3 of the home equity lines (“HELOC”) securitization trusts resulting in deconsolidation of the trusts. The loans were then reclassified from the “restricted” line item to the consumer real estate line.

Loan Portfolio Concentrations

FHN has a concentration of loans secured by residential real estate (42 percent of total loans), the majority of which is in the consumer real estate portfolio (34 percent of total loans). Additionally, on March 31, 2012, FHN had a sizeable portfolio of bank-related loans, including TRUPs totaling $.6 billion (8 percent of the C&I portfolio, or 4 percent of total loans). While the stronger borrowers in this portfolio class have stabilized, the weaker financial institutions remain under stress due to limited availability of market liquidity and capital, and the impact from economic conditions on these borrowers.

On March 31, 2012, FHN did not have any concentrations of C&I loans in any single industry of 10 percent or more of total loans.

The following table provides additional asset quality data by loan portfolio:

Table 11 - Asset Quality by Portfolio

	March 31
	2012		2011
Key Portfolio Details
C&I
Period-end loans ($ millions)	$7,705		$6,808

30+ Delinq. % (a)	0.39%		0.46%
NPL %	2.00		3.13
Charge-offs % (qtr.annualized) (b)	0.08		0.60

Allowance / Loans %	1.55%		3.24%
Allowance / Charge-offs (b)	19.17	x	5.46	x

Income CRE
Period-end loans ($ millions)	$1,247		$1,398

30+ Delinq. % (a)	0.73%		1.12%
NPL %	5.59		10.07
Charge-offs % (qtr. annualized)	2.41		2.26

Allowance / Loans %	2.64%		7.05%
Allowance / Charge-offs	1.09	x	3.11	x

Residential CRE
Period-end loans ($ millions)	$100		$221

30+ Delinq. % (a)	1.06%		5.08%
NPL %	43.77		42.19
Charge-offs % (qtr. annualized)	5.70		4.96

Allowance / Loans %	13.11%		11.30%
Allowance / Charge-offs	2.07	x	2.05	x

Consumer Real Estate
Period-end loans ($ millions)	$5,392		$5,487

30+ Delinq. % (a)	1.36%		1.73%
NPL % (c)	1.03		0.69
Charge-offs % (qtr. annualized)	1.99		2.50

Allowance / Loans %	2.26%		2.60%
Allowance / Charge-offs	1.16	x	1.04	x

Permanent Mortgage
Period-end loans ($ millions)	$751		$1,038

30+ Delinq. % (a)	2.16%		5.47%
NPL % (d)	4.40		12.64
Charge-offs % (qtr. annualized)	2.08		3.34

Allowance / Loans %	3.62%		5.04%
Allowance / Charge-offs	1.70	x	1.49	x

Credit Card and Other
Period-end loans ($ millions)	$271		$298

30+ Delinq. % (a)	1.26%		1.34%
NPL %	0.79		5.12
Charge-offs % (qtr. annualized)	2.22		4.43

Allowance / Loans %	2.27%		3.36%
Allowance / Charge-offs	1.00	x	0.76	x

Restricted real estate and secured borrowings
Period-end loans ($ millions) (e)	$505		$722

30+ Delinq. % (a)	3.32%		2.94%
NPL % (c)	1.80		0.75
Charge-offs % (qtr. annualized)	2.52		5.08

Allowance / Loans %	5.04%		5.52%
Allowance / Charge-offs	1.63	x	1.07	x

Certain previously reported amounts have been reclassified to agree with current presentation.

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	1Q12 includes recoveries of $4.8 million.
(c)	1Q12 includes a portion of the $27.5 million of second liens classified as NPL as a result of regulatory guidance issued in first quarter 2012.
(d)	1Q12 Includes the impact of sale of $126 million in book value of nonperforming permanent mortgages in third quarter 2011.
(e)	Includes $467.0 million of consumer real estate loans and $38.0 million of permanent mortgage loans.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 41 percent to $346.0 million on March 31, 2012, from $589.1 million on March 31, 2011. While there was aggregate improvement in borrowers’ financial conditions in 2012, some of the decline in the ALLL is also attributable to a smaller loan portfolio. Overall the portfolio characteristics have changed as more than $1 billion of non-strategic balances have been reduced while the regional bank had growth year over year driven by loans to mortgage companies, asset-based lending, general C&I and consumer loans. This portfolio shrinkage has had a direct impact on the composition of the loan portfolio from one balance sheet date to the next and thus has had an impact on the levels of estimated probable incurred losses within the portfolio as of the end of the reporting periods. As loans with higher levels of probable incurred loss content have been removed from the portfolio, this has influenced the allowance estimate resulting in lower required reserves. Additionally, the remaining portfolio has improved as commercial problem loan borrowers continue to adapt to the operating environment, FHN has been proactively identifying and working with problem borrowers, and there has been modest improvement in economic conditions.

The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 2.17 percent on March 31, 2012 from 3.69 percent on March 31, 2011. The allowance attributable to individually impaired loans was $86.4 million compared to $103.9 million on March 31, 2012 and 2011, respectively. The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses increased $7.0 million to $8.0 million in 2012 from $1.0 million in 2011.

Though the rate of improvement is likely to slow, overall asset quality trends are expected to improve during 2012 assuming the economic trends remain stable or improve. The C&I portfolio is expected to continue to show positive trends but the rate of improvement may continue to slow in 2012. There has been aggregate improvement in the risk profile of commercial borrowers which has resulted in upward grade migration which began in late 2010 and continued through first quarter of 2012; however, some volatility is possible in the short term. The income CRE portfolio remains under stress; however, FHN has observed signs of improvement as property values stabilize and guarantors have been willing to support borrowers. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to wind down and will have less of an impact on the overall credit metrics in the future in comparison to prior periods. Continued improvement in performance of the home equity portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends.

Consolidated Net Charge-offs

Net charge-offs were $46.3 million in 2012 compared with $76.7 million in 2011. The ALLL was 1.87 times net charge-offs for 2012 compared with 1.92 times net charge-offs for 2011. The annualized net charge-offs to average loans ratio decreased from 1.93 percent in 2011 to 1.16 percent in 2012 due to a 40 percent decline in net charge-offs. All portfolios recognized a decline in net charge offs with decreases in 2012 primarily attributable to improved performance of the loan portfolio and continued reduction of the non-strategic portfolios.

The decline in commercial loan net charge-offs contributed over 30 percent of the decline in total consolidated net charge-offs. Improved performance of C&I loans and the amount of recoveries in 2012 contributed to an $8.5 million reduction of commercial net charge-offs. Improvement of the retail portfolios contributed to a $19.9 million decline in consolidated net charge-offs. Net charge-offs of consumer real estate loans declined $8.0 million to $26.2 million in 2012 with most of the decline attributable to the non-strategic segment. Net charge-offs of permanent mortgage portfolio decreased $4.8 million to $4.0 million in 2012 from 2011. The net charge-offs of restricted real estate loans and secured borrowings decreased $5.4 million to $3.9 million in 2012 from 2011.

The following table provides consolidated asset quality information for the three months ended March 31, 2012 and 2011:

Table 12 - Asset Quality Information

	Three months ended March 31
(Dollars in thousands)	2012		2011
Allowance for loan losses:
Beginning balance on December 31	$384,351		$664,799
Provision for loan losses	8,000		1,000
Charge-offs	(57,083)		(87,352)
Recoveries	10,748		10,681

Ending balance on March 31 (Restricted - $10.4 million on March 31, 2012 and $39.8 million on March 31, 2011)	$346,016		$589,128

Reserve for remaining unfunded commitments	5,358		14,371
Total allowance for loan losses and reserve for unfunded commitments	$351,374		$603,499

	As of March 31
Nonperforming Assets by Segment	2012		2011
Regional Banking:
Nonperforming loans	$199,629		$317,109
Foreclosed real estate	18,047		33,134

Total Regional Banking	217,676		350,243

Non-Strategic:
Nonperforming loans (a)	268,181		406,305
Foreclosed real estate	41,085		61,281

Total Non-Strategic	309,266		467,586

Corporate:
Nonperforming loans	207		1,140

Total Corporate	207		1,140

Total nonperforming assets	$527,149		$818,969

Loans and commitments:
Total period-end loans, net of unearned income (Restricted - $.2 billion on March 31, 2012 and $.7 billion on March 31, 2011)	$15,971,330		$15,972,372
Less: Insured retail residential and construction loans (b)	(78,909)		(146,378)

Loans excluding insured loans	$15,892,421		$15,825,994
Foreclosed real estate from government insured mortgages	19,815		15,711
Potential problem assets (c)	674,610		1,097,520
Loans 30 to 89 days past due	105,696		161,165
Loans 30 to 89 days past due - guaranteed portion (d)	—		209
Loans 90 days past due	44,193		73,663
Loans 90 days past due - guaranteed portion (d)	137		412
Loans held for sale 30 to 89 days past due	10,978		14,491
Loans held for sale 30 to 89 days past due - guaranteed portion (d)	7,171		8,451
Loans held for sale 90 days past due	51,806		52,325
Loans held for sale 90 days past due - guaranteed portion (d)	39,870		37,445
Remaining unfunded commitments (millions)	7,717		8,285
Average loans, net of unearned (Restricted - $.2 billion on March 31, 2012 and $.7 billion on March 31, 2011)	$16,041,292		$16,151,621

Allowance and net charge-off ratios(e):
Allowance to total loans	2.17%		3.69%
Allowance to nonperforming loans in the loan portfolio	0.94	x	0.92	x
Allowance to loans excluding insured loans	2.18%		3.72%
Allowance to annualized net charge-offs	1.87	x	1.92	x
Nonperforming assets to loans and foreclosed real estate (f)	2.66%		4.55%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	2.30%		3.99%
Total annualized net charge-offs to average loans (g)	1.16%		1.93%

(a)	Includes $100.8 million and $87.4 million of loans held for sale in 2012 and 2011 respectively.
(b)	Whole-loan insurance is obtained on certain retail residential and construction loans.
(c)	Includes 90 days past due loans.
(d)	Guaranteed loans include FHA, VA, student, and GNMA loans repurchased through the GNMA repurchase program.
(e)	Loans net of unearned income. Net charge-off ratios are calculated based on average loans.
(f)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(g)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive principal and interest payments but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where loan payments are received. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”). Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.

Total nonperforming assets (including NPLs HFS) decreased to $527.1 million on March 31, 2012, from $819.0 million on March 31, 2011. The nonperforming assets ratio decreased to 2.66 percent in 2012 from 4.55 percent in 2011 due to a 36 percent decline in nonperforming assets. Nonperforming loans in the loan portfolio declined $270.0 million to $367.2 million on March 31, 2012, as NPLs within nearly all loan portfolios declined from a year ago due to the improved portfolio performance and the sale of permanent mortgages in 2011.

Nonperforming C&I loans decreased to $154.1 million in 2012 from $213.4 million in 2011. Commercial real estate NPLs decreased $49.6 million to $43.7 million in 2012. Nonperforming permanent mortgages decreased $98.1 million from 2011 to $33.0 million. Consumer real estate nonperforming loans increased $17.5 million to $55.4 million primarily due to the classification of $27.5 million of second liens as nonaccrual as a result of regulatory guidance issued in first quarter 2012. Nonperforming loans classified as HFS increased $13.4 million to $100.8 million on March 31, 2012, which was primarily driven by elevated repurchases of loans, a significant portion of which are delinquent, and modifications classified as TDRs. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.

The ratio of ALLL to NPLs in the loan portfolio improved to .94 times in 2012 compared to .92 times in 2011. Because of FHN’s methodology of charging down individually impaired collateral dependent commercial loans, this ratio becomes skewed as these loans are included in nonperforming loans but reserves for these loans are typically not carried in the ALLL as impairment is charged off. The individually impaired collateral dependent commercial loans that do not carry reserves were $120.9 million on March 31, 2012, compared with $211.0 million on March 31, 2011. Consequently, NPLs in the loan portfolio for which reserves are actually carried were $246.2 million as of March 31, 2012. Charged-down individually impaired collateral dependent commercial loans represented 33 percent of nonperforming loans in the loan portfolio as of March 31, 2012.

The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $59.1 million as of March 31, 2012 from $94.4 million as of March 31, 2011. Table 13 provides an activity rollforward of foreclosed real estate balances for the periods March 31, 2012 and 2011. Both inflows of assets into foreclosure status and the amount disposed declined in 2012 when compared with 2011. The decline in inflow is primarily due to an overall slowdown in foreclosure proceedings nationwide given additional scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies and also due to FHN’s continued efforts to prevent foreclosures by restructuring loans and working with borrowers. Adjustments to the fair value of foreclosed assets were relatively flat between the periods. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 13 - Rollforward of Foreclosed Real Estate

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
Beginning balance, January 1 (a)	$68,884	$110,536
Valuation adjustments	(5,225)	(5,039)
New foreclosed property	10,207	16,105
Capitalized expenses	233	591
Disposals:
Single transactions	(13,661)	(27,347)
Bulk sales	(1,306)	—
Auctions	—	(430)

Ending balance, March 31 (a)	$59,132	$94,416

(a)	Excludes foreclosed real estate related to government insured mortgages.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due decreased to $44.2 million on March 31, 2012, from $73.7 million on March 31, 2011, loans 30 to 89 days past due decreased $55.5 million to $105.7 million on March 31, 2012, the decrease of past due loan balances are mainly due to lower overall balances of the permanent mortgage portfolio as well as overall improvement in performance of the retail portfolios.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more but excludes nonperforming assets, decreased to $.7 billion on March 31, 2012, from $1.1 billion on March 31, 2011. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Troubled Debt Restructuring and Loan Modifications

As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate, to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a Troubled Debt Restructuring (“TDR”). FHN considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan. Additionally, FHN structures loan modifications to amortize the debt within a reasonable period of time. See Note 4 – Loans for further discussion regarding TDRs.

Commercial Loan Modifications

As part of FHN’s credit risk management governance processes, the Loan Rehab and Recovery Department (“LRRD”) is responsible for managing most commercial and commercial real estate relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are being considered for impairment, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. The range of commercial workout strategies utilized by LRRD to mitigate the likelihood of loan losses is commensurate with the degree of commercial credit quality deterioration. While every circumstance is different, LRRD will generally use forbearance agreements (generally 3-6 months) as an element of commercial loan workouts, which include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. Senior credit management tracks classified loans and performs periodic reviews of such assets to understand FHN’s interest in the borrower, the most recent financial results of the borrower, and the associated loss mitigation approaches and/or exit plans that the loan relationship and/or loan workout/rehab officer has developed for those relationships. After initial identification, relationship managers prepare regular updates for review and discussion by more senior business line and credit officers.

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

Consumer Loan Modifications

Although FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government, FHN does modify consumer loans using parameters of Home Affordable Modification Programs (“HAMP”). Generally, a majority of loans modified under any such proprietary programs are classified as TDRs.

Within the HELOC, R/E installment loans, and permanent mortgage classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Contractual maturities may be extended up to 40 years on permanent mortgages and up to 20 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

Following a TDR, modified loans within the consumer portfolio which were previously evaluated for impairment on a collective basis determined by their smaller balances and homogenous nature become subject to the impairment guidance in ASC 310-10-35 which requires individual evaluation of the debt for impairment. However, as applicable accounting guidance allows, FHN may aggregate certain smaller-balance homogeneous TDRs and use historical statistics, such as aggregated charge-off amounts and average amounts recovered, along with a composite effective interest rate to measure impairment when such impaired loans have risk characteristics in common.

On March 31, 2012 and 2011, FHN had $303.3 million and $285.1 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $49.9 million and $42.0 million, or 16 percent and 15 percent of TDR balances, as of March 31, 2012 and 2011, respectively. Additionally, FHN had restructured $126.3 million and $62.6 million of loans HFS as of March 31, 2012 and 2011, respectively. The rise in TDRs from 2011 resulted from increased loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN.

The following table provides a summary of TDRs for the periods ended March 31, 2012 and 2011:

Table 14 - Troubled Debt Restructurings

	As of March 31, 2012		As of March 31, 2011
(Dollars in thousands)	Number	Amount	Number	Amount
Held to maturity:
Permanent mortgage:
Current	136	$72,964	61	$43,705
Delinquent	18	10,705	10	3,597
Non-accrual	40	18,364	89	56,588

Total permanent mortgage	194	102,033	160	103,890

Home equity:
Current	844	99,535	477	52,987
Delinquent	36	3,771	13	2,108
Non-accrual	132	14,250	195	23,476

Total home equity	1,012	117,556	685	78,571

Credit card and other:
Current	367	961	415	1,188
Delinquent	23	67	28	126
Non-accrual	—	—	—	—

Total Credit card and other	390	1,028	443	1,314

Commercial loans:
Current	37	31,219	46	37,710
Delinquent	7	2,379	18	12,805
Non-accrual	60	49,072	49	50,788

Total commercial loans	104	82,670	113	101,303

Total held to maturity	1,700	303,287	1,401	285,078

Held-for-sale:
Current	313	67,907	163	28,490
Delinquent	139	23,441	113	18,247
Non-accrual	91	34,947	38	15,907

Total held-for-sale	543	126,295	314	62,644

Total troubled debt restructurings	2,243	$429,582	1,715	$347,722

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

CAPITAL MANAGEMENT AND ADEQUACY

The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. The Capital Management Committee, chaired by the Vice President of Treasury and Funds Management reports to ALCO and is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. This committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The Capital Management Committee also recommends capital management policies, which are submitted for approval to ALCO and the Executive & Risk Committee and the Board as necessary.

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Operational risk is divided into the following risk areas, which have been established at the corporate level to address these risks across the entire organization:

•	Business Continuity Planning / Records Management

•	Compliance / Legal

•	Program Governance

•	Fiduciary

•	Security / Internal and External Fraud

•	Financial (including disclosure)

•	Information Technology

•	Vendor

Management, measurement, and reporting of operational risk are overseen by the Operational Risk, Fiduciary, and Financial Governance Committees. Key representatives from the business segments, operating units, and supporting units are represented on these committees as appropriate. These governance committees manage the individual operational risk types across the company by setting standards, monitoring activity, initiating actions, and reporting exposures and results. Summary reports of these Committees’ activities and decisions are provided to the Executive Risk Management Committee. Emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.

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

The CRMC reviews on a periodic basis various reports issued by assurance functions which give it independent assessment of adequacy of loan servicing, grading and other key functions. Additionally, CRMC is presented and discusses various portfolios, lending activity and lending related projects. The Credit Risk Management function assesses the portfolio trends and the results of these processes and utilizes this information to inform management regarding the current state of credit quality and as a factor of the estimation process for determining the allowance for loan losses.

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

INTEREST RATE RISK MANAGEMENT

Interest rate risk is the risk that changes in interest rates will adversely affect assets, liabilities, capital, income, and/or expense at different times or in different amounts. ALCO, a committee consisting of senior management that meets regularly, is responsible for coordinating the financial management of interest rate risk. FHN primarily manages interest rate risk by structuring the balance sheet to attempt to maintain the desired level of associated earnings while operating within prudent risk limits and thereby preserving the value of FHN’s capital.

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

Derivatives

FHN utilizes derivatives to protect against unfavorable fair value changes resulting from changes in interest rates of MSR and other retained assets. Derivative instruments are also used to protect against the risk of loss arising from adverse changes in the fair value of a portion of capital markets’ securities inventory due to changes in interest rates. Interest rate contracts (potentially including swaps and swaptions) and mortgage forward purchase contracts are utilized to protect against MSR prepayment risk that generally accompanies declining interest rates. Net interest income earned on swaps and similar derivative instruments, used to protect the value of MSR, increases when the yield curve steepens and decreases when the yield curve flattens or inverts. Capital markets may enter into futures and options contracts to economically hedge interest rate risk associated with changes in fair value currently recognized in capital markets’ noninterest income.

Other than the impact related to the immediate change in market value of the balance sheet, such as MSR, these simulation models and related hedging strategies exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 14 – Derivatives for additional discussion of these instruments.

LIQUIDITY MANAGEMENT

ALCO also focuses on liquidity management: the funding of assets with liabilities of the appropriate duration, while mitigating the risk of unexpected cash needs. A key objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability, and availability of funding; and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including core deposits, the securities available for sale portfolio, the Federal Reserve Banks, access to Federal Reserve Bank programs, the FHLB, access to the overnight and term Federal Funds markets, loan sales, syndications, and dealer and commercial customer repurchase agreements.

Over the past few years, FHN has significantly reduced its reliance on unsecured wholesale borrowings. Currently the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical and reciprocal banking services between FHN and these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is repurchase agreement transactions accounted for as secured borrowings with the bank’s business customers or capital markets’ broker dealer counterparties.

ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed in ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. As a general rule, FHN strives to maintain excess liquidity equivalent to 15 percent or more of total assets.

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing accounts and unlimited for non-interest bearing accounts. Absent congressional action, the unlimited insurance on non-interest bearing accounts will expire as of December 31, 2012. Total loans, excluding loans HFS and restricted real estate loans and secured borrowings, to core deposits ratio improved to 95 percent in first quarter 2012 from 103 percent in first quarter 2011. This ratio has improved due to a contraction of the loan portfolio combined with growth in core deposits.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in 2015. As of March 31, 2012, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, which was eligible for inclusion in Tier 1 Capital. Beginning in 2013, Tier 1 Capital treatment for these securities will begin phasing out. FHN maintains $.5 billion of borrowings which are secured by retail residential real estate loans in consolidated and nonconsolidated securitization trusts.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. As of March 31, 2012, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion and are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions.

Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $116.8 million as of March 31, 2012 compared to negative $422 million at March 31, 2011. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. On April 17, 2012, the Board declared and paid a $100.0 million dividend to FHN which had previously received regulatory approval. FTBNA has requested approval from the OCC to declare and pay dividends on its preferred stock outstanding payable in July 2012.

Payment of a dividend to common shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.01 per share on April 1, 2012, and the Board approved a $.01 per share cash dividend payable on July 1, 2012, to shareholders of record on June 15, 2012.

Cash Flows

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2012 and 2011. The level of cash and cash equivalents increased $136.1 million during first quarter 2012 compared to $95.8 million in 2011. Net cash provided by financing activities was more than offset by cash used by investing and operating activities.

Net cash provided by financing activities was $461.3 million in 2012 compared to net cash used of $560.8 million in 2011. Significant inflows of customer deposits in 2012 was favorable to cash flows and more than offset cash outflows related to payments and maturities of term borrowings, decline in short-term borrowings, and cash paid to repurchase common stock. In 2011, cash flow from financing activities was negatively affected by the maturities of bank notes, cash paid to extinguish long-term debt, and repurchase of the common stock warrant related to the capital purchase program.

Net cash used by operating activities was $162.3 million in 2012 compared to $224.8 million in 2011. In both 2012 and 2011, negative operating cash flows were primarily driven by capital markets activities as net increases in trading inventory and receivables more than offset increases in trading liabilities and payables. Cash used by investing activities was $162.9 million in 2012 while investing activities provided $881.4 million of cash during 2011. Activity related to the available for sale securities portfolio resulted in a $232.6 million net decrease in cash as securities purchases outpaced sales and maturities in 2012. Additionally, cash used by investing activities was negatively affected by elevated levels of Fed deposits. Cash from investing activities was favorably affected by a decline in balances of the loan portfolio. In 2011, investing activities provided cash primarily due to a $.7 billion decline in balances related to the loan portfolio and a $.2 billion reduction in interest-bearing cash.

REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS

Repurchase and Related Obligations from Loans Originated for Sale

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations under the “First Horizon” name. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to GSEs. Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans), were sold to investors predominantly through First Horizon, or FH, proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-GSE purchasers. FHN also sold non-conventional loans with full or limited recourse to certain agencies under specific government programs. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole loan sales to private purchasers, and to a lesser extent, through FH proprietary securitizations.

For non-recourse loan sales, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made to the purchasers, including trustees of FH securitizations, at closing, and also exposure for investment rescission or damages arising from claims that offering documents were materially deficient in the case of loans transferred through FH proprietary securitizations. Also, in many cases non-GSE purchasers included FHN loans in securitizations of the purchaser, and in those cases FHN typically provided indemnity covenants to the purchaser. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. See Note 9 – Contingencies and Other Disclosures, which is incorporated herein by reference, for detail regarding these transactions and implications on FHN’s potential repurchase or indemnity obligations and avenues of investment rescission or monetary damages for investors related to loans sold through FH proprietary securitizations and FHN loans in third party securitizations.

Since the end of 2008, FHN has experienced significantly elevated levels of claims to either repurchase loans from the purchaser or remit payment to the purchaser to “make them whole” for economic losses incurred primarily because of loan delinquencies. Such claims are pursued because purchasers allege that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private investors from whole loans sales, a significant majority of claims relate to non-recourse whole loan sales to GSEs. FHN also has the potential for financial exposure from loans transferred through FH proprietary securitizations. See Note 9 – Contingencies and Other Disclosures for other actions taken by investors of FH proprietary securitizations and also for a discussion outlining differences between representations and warranties made by FHN for GSE loan sales versus FH proprietary securitizations.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of first lien mortgage loans to GSEs. GSE loans originated in 2005 through 2008 account for 93 percent of all repurchase requests/make-whole claims received between the third quarter 2008 divestiture of certain mortgage banking operations and first quarter 2012. Since the 2008 divestiture, FHN has continued the contraction of legacy mortgage banking activities which has resulted in bulk sales of mortgage servicing rights. As of March 31, 2012 and 2011, the original

UPB of loans sold to GSEs from 2005 through 2008 that FHN serviced as of those dates was $6.3 billion and $7.7 billion, respectively. As of March 31, 2012 and 2011, the remaining UPB of the loans that were originated and sold to GSEs during the same period that FHN continued to service was $5.7 billion and $7.2 billion, respectively. As of March 31, 2012 and 2011, 9.57 percent and 10.39 percent, respectively, of those loans sold to GSEs from 2005 through 2008 that FHN continues to service were 90 or more days delinquent (inclusive of foreclosures and bankruptcies that are 90 plus days delinquent). Because FHN continues to service only a portion of the $69.5 billion mortgage loans sold to GSEs from 2005 through 2008, FHN is not able to determine whether, or the extent to which, delinquency rates provided for the FHN-serviced portion may be representative of the entire population of loans sold to GSEs during that time period. FHN has potential repurchase risk for claims of breach of representations and warranties for mortgage loans sold to GSEs regardless of its status as servicer

In addition, from 2000 through 2007, FHN securitized $47.0 billion of mortgage loans without recourse in FH proprietary transactions. Of the amount originally securitized, $11.6 billion of current UPB relates to FH securitization trusts that are still active as approximately 30 securitization trusts have been terminated due to clean-up calls exercised by FHN. A clean-up call is allowed when the unpaid principal balance falls to a low level. The exercise of cleanup calls resulted in termination of the pooling and servicing agreement and reacquisition by FHN of the related outstanding mortgage loans. As of March 31, 2012, FHN still services substantially all of the remaining loans transferred through FH proprietary securitizations.

The following table summarizes the loan composition of the FH private securitizations from 2000 through 2007:

Table 15 - Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for all FH securitizations (a)	Original UPB for active FH securitizations (a)	UPB as of March 31, 2012
Loan type:
Jumbo	$27,062,825	$16,786,355	$4,557,978	(b)
Alt-A	19,946,023	19,946,023	7,018,760

Total FH proprietary securitizations	$47,008,848	$36,732,378	$11,576,738

FH proprietary securitizations were originated during vintage years 2000 through 2007. Does not include amounts related to consolidated securitization trusts.

(a)	Original principal balances obtained from trustee statements. Original UPB in vintages 2004 through 2007 was approximately $33 billion.
(b)	UPB as of March 31, 2012 adjusted for clean-up calls exercised by FHN.

The remaining jumbo mortgage loans originated and sold by FHN had weighted average FICO scores at of approximately 732 and weighted average combined loan-to-value (“CLTV”) ratios of approximately 77 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher CLTV or debt to income (“DTI”) ratios, reduced documentation, or other factors. As of March 31, 2012, 9.92 percent of the jumbo mortgage loans were 90 days or more delinquent and 18.23 percent of the Alt-A loans were 90 days or more delinquent.

At March 31, 2012, the repurchase request pipeline contained no repurchase requests related to the first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At March 31, 2012, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH securitizations at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.

Active Pipeline

The amount of repurchase requests and make-whole claims is accumulated into the “active pipeline”. The active pipeline includes the amount of claims for repurchase, make-whole payments, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Private mortgage insurance (“MI”) was required for certain of the loans sold to GSEs or that were securitized. MI generally was provided for first lien loans that were sold to GSEs or securitized that had a LTV ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes these in the active pipeline and in the analysis for estimating loss content for loans sold to GSEs.

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On March 31, 2012, the active pipeline was $380.3 million with nearly all unresolved repurchase and make-whole claims relating to loans sold to GSEs.

Generally, the amount of a loan subject to a repurchase/make-whole claim or with open MI issues remains in the active pipeline throughout the appeals process with a GSE or MI company until parties agree on the ultimate outcome. FHN reviews each claim and MI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, repurchase loan or remit make-whole payment, or reflect cancellation of MI). Contractual agreements with Fannie Mae and Freddie Mac state a response should be completed within 30 days of receiving a repurchase request. Working arrangements with both agencies include regular communications to review the current pipeline as well as address any concerns requiring immediate attention. Given the accumulation of GSE repurchase requests at FHN and backlog at the GSEs, FHN has been able to take additional time as needed to complete repurchase request reviews. At this point, FHN has not suffered any penalties from responses occurring after the 30-day contractual period. The Federal Housing Finance Agency (FHFA), the conservator of the GSEs, has become increasingly involved in the GSE’s repurchase activities which could lead to a change in historical practices for requesting and resolving repurchase obligations as the GSEs continue to attempt to recover additional losses.

The following table provides a rollforward of the active repurchase request pipeline, including related unresolved MI cancellation notices for the three months ended March 31, 2012 and 2011:

Table 16 - Rollforward of the Active Pipeline

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - January 1, 2012	1,659	$307,705	4	$211	2	$454	1,665	308,370
Additions	927	201,712	2	109	—	—	929	201,821
Decreases	(901)	(186,216)	(3)	(136)	(1)	(354)	(905)	(186,706)
Adjustments (a)	9	2,451	—	—	—	—	9	2,451

Ending balance - March 31, 2012	1,694	325,652	3	184	1	100	1,698	$325,936

Legacy mortgage banking MI cancellation notices:
Beginning balance - January 1, 2012	346	75,148	—	—	—	—	346	75,148
Additions	123	24,957	—	—	—	—	123	24,957
Decreases	(232)	(48,832)	—	—	—	—	(232)	(48,832)
Adjustments (a)	18	3,047	—	—	—	—	18	3,047

Ending balance - March 31, 2012	255	54,320	—	—	—	—	255	54,320

Total ending active pipeline - March 31, 2012 (b)(c)	1,949	$379,972	3	$184	1	$100	1,953	$380,256

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - January 1, 2011	1,718	$377,735	357	$18,025	12	$1,022	2,087	$396,782
Additions	852	162,687	21	1,423	—	—	873	164,110
Decreases	(787)	(177,822)	(45)	(2,507)	—	—	(832)	(180,329)
Adjustments (a)	(4)	1,656	(2)	(56)	1	355	(5)	1,955

Ending balance - March 31, 2011	1,779	364,256	331	16,885	13	1,377	2,123	382,518

Legacy mortgage banking MI cancellation notices:
Beginning balance - January 1, 2011	596	137,373	—	—	—	—	596	137,373
Additions	257	56,815	—	—	—	—	257	56,815
Decreases	(199)	(44,489)	—	—	—	—	(199)	(44,489)
Adjustments (a)	(14)	(2,901)	—	—	—	—	(14)	(2,901)

Ending balance - March 31, 2011	640	146,798	—	—	—	—	640	146,798

Total ending active pipeline - March 31, 2011 (b)(c)	2,419	$511,054	331	$16,885	13	$1,377	2,763	$529,316

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.
(c)	In addition to the total ending active pipeline, FHN also considers loans sold where MI coverage was cancelled for all loan sales and securitizations when determining the adequacy of the repurchase reserve. This additional considered amount was $367.1 million and $156.5 million at March 31, 2012 and 2011, respectively.

The following graph depicts inflows into the active pipeline by claimant type for each quarter during 2011 and 2012:

As of March 31, 2012, GSEs account for nearly all of the actual repurchase/make-whole requests in the pipeline and 91 percent of the total active pipeline, inclusive of MI cancellation notices and all other claims. For loans in the active pipeline for which FHN has received notification of MI cancellation, 59 percent relate to loans sold to GSEs. Consistent with originations, a majority of GSE claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from GSEs increased $55.6 million and $55.9 million to $194.9 million in first quarter 2012 compared to first and fourth quarters 2011, respectively. The composition of new repurchase and make-whole claims, as well as the active pipeline continues to be largely driven by loans from the 2007 vintage. In first quarter 2012, new claims trends reflected higher levels of make-whole requests on liquidated loans after foreclosure versus repurchase requests for delinquent loans. Total MI cancellation notices received declined $31.9 million from a year ago to $24.9 million in 2012.

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

The following table provides information regarding resolutions (outflows) of the active pipeline during the three month periods ended March 31, 2012 and 2011:

Table 18 - Active Pipeline Resolutions and Other Outflows

	March 31, 2012		March 31, 2011
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	429	$93,530	328	$70,104
Rescissions or denials	359	80,067	424	91,233
Other, MI, information requests	349	61,941	279	63,481

Total resolutions	1,137	$235,538	1,031	$224,818

Total resolutions disclosed in Table 18 – Active Pipeline Resolutions and Other Outflows include both favorable and unfavorable resolutions and are reflected as “decreases” in the Rollforward of the Active Pipeline in Table 16. The UPB of actual repurchases, make-whole, settlement resolutions, which was $93.5 million during first quarter 2012, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When estimating the accrued liability using loss factors based on actual historical experience, FHN has applied cumulative average loss severities ranging between 50 and 60 percent of the UPB of the repurchased loan or make-whole claim. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 19 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $80.1 million in first quarter 2012, represent the amount of repurchase requests and make-whole claims where FHN was able to resolve without incurring losses. Cumulative average rescission rates have ranged between 45 and 55 percent since the 2008 divestiture. Of the loans resolved in 2012 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 46 percent of the claims. Resolutions related to other, MI, information requests, which were $61.9 million during first quarter 2012, includes providing information to claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. While FHN has assessed the loans with MI issues for loss content in estimating the repurchase liability, FHN will not realize loss (a decrease of the repurchase and foreclosure liability) unless a repurchase/make-whole claim is submitted and such request is unfavorably resolved.

Repurchase Accrual Methodology

The estimated probable incurred losses that result from these obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and lower housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet upon repurchase. In estimation of the accrued liability for loan repurchases and make-whole obligations, FHN estimates probable incurred losses in the population of all loans sold based on trends in claims requests and actual loss severities observed by management. The liability includes accruals for probable losses beyond what is observable in the ending pipeline of repurchase/make-whole requests and active MI cancellations at any given balance sheet date. The estimation process begins with internally developed proprietary models that are used to assist in developing a baseline in evaluating inherent repurchase-related loss content. The baseline for the repurchase reserve uses historical loss factors that are applied to the loan pools originated in 2001 through 2008 and sold in years 2001 through 2009. Loss factors, tracked by year of loss, are calculated using actual losses incurred on repurchases or make-whole arrangements. The historical loss factors experienced are accumulated for each sale vintage and are applied to more recent sale vintages to estimate probable incurred losses not yet realized.

In order to incorporate more current events, FHN then incorporates management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests related to breach of representations and warranties, the active pipeline is segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates are applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considers trends in the amounts and composition of new inflows into the pipeline. FHN has observed cumulative average loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and cumulative average rescission rates between 45 percent and 55 percent of the repurchase and make-whole requests. FHN then compares the estimated losses inherent within the pipeline with current reserve levels.

For purposes of estimating loss content, FHN also considers reviewed MI cancellation notices where coverage has been cancelled. When assessing loss content related to loans where MI has been cancelled, FHN first reviews the amount of unresolved MI cancellations that are in the active pipeline and adjusts for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applies loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved MI pipeline for loans that were sold to GSEs. For GSE MI cancellation notices, the methodology for determining the accrued liability contemplates a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN has been less successful in favorably resolving mortgage insurance cancellation notifications with MI companies. Loss severity rates applied to GSE MI cancellation notifications are consistent with those applied to actual GSE claims. For GSE MI cancellation notifications where coverage has been ultimately cancelled and are no longer included in the active pipeline, FHN applies a 100 percent repurchase rate in anticipation that such loans ultimately will result in repurchase/make-whole requests from the GSEs since MI coverage for certain loans is a GSE requirement. In determining adequacy of the repurchase reserve, FHN considered $367.1 million in UPB of loans sold where MI coverage was cancelled for all loan sales and FH securitizations compared to $156.5 million in 2011.

Repurchase and Foreclosure Liability

When determining the adequacy of the repurchase and foreclosure liability, FHN also considers that a majority of these sales ceased in third quarter 2008 when FHN sold its national mortgage origination business. FHN compares the estimated probable incurred losses within the pipeline and the estimated losses resulting from the baseline model with current reserve levels. Changes in the estimated required liability levels are recorded as necessary. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels but are included in FHN’s aggregate repurchase liability in Table 19. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform.

The following table provides a rollforward of the repurchase liability by loan product type for the three months ended March 31, 2012 and 2011:

Table 19 - Reserves for Repurchase and Foreclosure Losses

	Three Months Ended March 31
(Dollars in thousands)	2012	2011
First Liens
Beginning balance	$163,277	$176,283
Provision for repurchase and foreclosure losses	49,256	41,719
Net realized losses	(53,346)	(37,057)

Balance on March 31	$159,187	$180,945

Second Liens
Beginning balance	$2,054	$6,571
Provision for repurchase and foreclosure losses	—	(4,516)

Balance on March 31	$2,054	$2,055

HELOC
Beginning balance	$2,076	$2,589
Net realized losses	—	—

Balance on March 31	$2,076	$2,589

Total Reserves for Repurchase and Foreclosure Losses
Beginning balance	$167,407	$185,443
Provision for repurchase and foreclosure losses	49,256	37,203
Net realized losses	(53,346)	(37,057)

Balance on March 31	$163,317	$185,589

The liability for repurchase and foreclosure losses was $163.3 million as of March 31, 2012, compared to $185.6 million as of March 31, 2011. The decrease in the liability since 2011 is primarily the result of the amount of resolutions since first quarter 2011 which more than offset an increase in inherent loss content. In 2012, FHN recognized expense of $49.3 million to increase the repurchase and foreclosure liability compared with $37.2 million in 2011. In first quarter 2012 and 2011, success rates on putbacks and the loss severity rates applied to the pipeline inflow was generally consistent in both periods.

Net realized losses for the repurchase of first lien loans or make-whole payments increased to $53.3 million during first quarter 2012 compared with $37.1 million during 2011. The first lien net realized losses in Table 19 reflect net losses on $93.5 million of repurchase, make-whole, and settlement resolutions reflected in Table 18 – Active Pipeline Resolutions and Other Outflows. In first quarter 2012, the net realized losses incurred were 57 percent of the UPB of repurchase/make-whole requests resolved. In first quarter 2011, first lien net realized losses were $37.1 million representing a 53 percent actual loss severity.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during first quarter 2012 was $19.1 million compared with $20.4 million during 2011. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet.

Other FHN Mortgage Exposures and Trends

Although FHN has received no repurchase requests from trustees of FH proprietary securitizations, as described in Note 9 – Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH securitizations. These litigation matters are in early stages and have not been resolved; no liability has been established for them.

In addition, also as described in Note 9, many non-GSE purchasers of whole loans from FHN included those loans in securitizations of their own. In such a whole loan sale FHN made representations and warranties concerning the loans sold and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. Certain of those non-GSE purchasers have made claims against FHN based on those indemnity covenants. Also, the trustee of a non-FH securitization which contained FHN loans has commenced a legal proceeding against FHN seeking repurchase or make-whole based on claimed breaches of representations and warranties made by FHN to the purchaser/securitizer.

Industry Repurchase Trends

Like FHN, many other financial institutions that originated and sold significant amounts of mortgage loans have experienced elevated losses from repurchase demands and other exposures. There are several reasons that could cause FHN’s exposure and associated losses to differ from the experience of others within the industry or to diverge from FHN’s experience to date with GSEs. For FH proprietary securitizations, variations in product mix of loan originations and investors during those periods could create disparities in the ultimate exposure to repurchase obligations between FHN and others within the industry. For example, FHN transferred jumbo and Alt-A first lien mortgage loans in FH proprietary securitizations whereas others within the industry could have a mix that includes larger amounts of sub-prime loans which could result in varying amounts of repurchase exposure. The performance of loans securitized by FHN versus industry peers could also create dissimilarities in exposure and associated losses.

Additionally, FHN has a limited amount of loans that are subject to potential repurchase obligations. While FHN was an originator and servicer of residential mortgage loans and HELOCs during the years preceding the collapse of the housing market, substantially all of its mortgage banking operations was sold in third quarter 2008. Therefore, all originations ceased through this national channel while industry peers continue to originate loans.

Other reasons FHN’s experience could deviate from industry peers or otherwise include: (1) FHN has limited insight into industry peers’ estimation methodologies; (2) other companies may have better access to the current status of the loans they sold due to their retention of servicing for those loans; and (3) the current environment, where purchasers of loans are under significant pressure to reduce losses, has no recent historical precedent and therefore is inherently unpredictable. With the sale of national mortgage banking operations and the strategic decision to focus on core banking businesses, FHN executed bulk sales of its servicing portfolio (primarily GSE loans) to various buyers. Prior to the sale, the UPB of the loans in the servicing portfolio was approximately $98 billion compared with approximately $22 billion as of March 31, 2012. While FHN continues to service substantially all of the loans sold through FH proprietary securitizations, only $5.7 billion (in current UPB) of the loans that were originated and sold to GSEs between 2005 and 2008 continue to be serviced by FHN. For loans originated and sold but no longer serviced, FHN does not have visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity that may reduce repurchase exposure or impact reserve estimation.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Continued uncertainties remain surrounding the national economy, the housing market, the regulatory environment, and the European financial situation and will continue to present challenges for FHN. Although the national economy has exhibited signs of improvement, economic conditions are still stressed and could regress which may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers resulting in continued pressure on net interest income. Additionally, despite the significant reduction of legacy national lending operations, the ongoing economic stress and uncertainty in the housing market could continue to affect borrower defaults resulting in elevated repurchase losses for loans sold subject to repurchase requests from GSEs and third party whole loan purchasers or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies within MD&A, and Note 9 – Contingencies and Other Disclosures for additional discussion regarding FHN’s repurchase obligations.

Although FHN has little direct exposure to Euro-denominated assets or to European debt, major adverse events in Europe could have a substantial indirect impact on FHN. Because the U.S. Financial System in many ways is linked to the European financial system, a major adverse event could negatively impact liquidity in the U.S. causing funding costs to rise, or could potentially limit availability of funding through conventional markets in a worst-case scenario. FHN also could be adversely affected by European – triggered events impacting hedging or other counterparties, customers with European businesses and/or assets denominated in the Euro, the U.S. economy, interest rates, inflation/deflation rates, and the regulatory environment should there be a political response to major financial disruptions, all of which could have a financial impact on FHN.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Law”) mandates significant change across the industry and authorizes many expansive new regulations to be issued in the future. It is uncertain at this time exactly how the Reform Law and associated regulations will affect FHN and the industry. It is likely, however, that in the foreseeable future the Reform Law will result in increased compliance costs and risk while also reducing revenues and margins of certain products. Because the full impact of the Reform Law may not be known for some time, FHN will continue to assess the effect of the legislation and associated regulations on the Company as the regulations are adopted.

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

Foreclosure Practices

In recent years governmental officials and agencies have scrutinized industry foreclosure practices, particularly in judicial foreclosure states. The initial focus on judicial foreclosure practices of financial institutions nationwide has expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities, which could impact FHN through increased operational and legal costs. FHN owns and services residential mortgage loans. By the end of 2010, FHN had reviewed its processes relating to foreclosure on loans it owns and services and no material issues were identified. FHN has continued to review and revise, as appropriate, its foreclosure processes in coordination with loss mitigation practices and to continue to monitor these processes with the goal of conforming them to evolving servicing requirements.

FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the still-owned portion of FHN’s mortgage servicing portfolio was outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in August 2011. In 2011, FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”).

By the end of first quarter 2011, federal banking regulators had completed examinations of foreclosure and loss mitigation practices of large, federally regulated mortgage servicers, including FHN’s 2008 subservicer. Regulators have entered into consent decrees with several of the institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer is subject to a consent decree and has advised FHN that it has implemented or is in the process of implementing the new standards. In accordance with the terms of the consent decree, the 2008 subservicer has commenced an independent third-party assessment of its foreclosure processes and is participating in a regulator-prescribed foreclosure claims review process. FHN is cooperating with and assisting its 2008 and 2011 subservicer in reviewing any consumer complaints originating out of the claims review process. As a result of the above examinations, in June 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, and testing and file reviews. FHN has reviewed the Supervisory Guidance and utilized a third party consultant to assist in its self-assessment of its foreclosure management process relating to all its mortgage servicing, including that conducted by the 2011 subservicer. The assessment was completed in the fourth quarter 2011; FHN is reviewing the results and implementing additional oversight and review processes. Also in connection with the 2008 subservicer’s third party assessment process, FHN and its 2011 subservicer will cooperate with the 2008 subservicer to identify and correct any servicing deficiencies in foreclosure or loss mitigation that might impact FHN’s subserviced loans.

Under FHN’s 2008 subservicing agreement, the 2008 subservicer had the contractual right to follow FHN’s prior servicing practice as they existed 180 days prior to August 2008 until the 2008 subservicer became aware that such practices did not comply with applicable servicing requirements, subject to subservicer’s obligation to follow accepted servicing practices, applicable law, and new requirements, including evolving interpretations of such practices, law and requirements. FHN cannot predict the amount of additional operating costs related to foreclosure delays, including required process changes, increased default services, extended periods of servicing advances and the recoverability of such advances, legal expenses, or other costs that may be incurred as a result of the internal reviews or external actions. In the event of a dispute such as that described below between FHN and 2008 subservicer over any liabilities for subservicer’s servicing and management of foreclosure or loss mitigation processes, FHN cannot predict the costs that may be incurred.

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts in connection with FHN’s transfer of subservicing to its 2011 subservicer in the amount of $5.8 million. The 2008 subservicer also is seeking reimbursement for expenditures the 2008 subservicer has or anticipates it will incur under the consent decree and OCC bulletin relating to foreclosure review (collectively, “foreclosure review”), alleging that FHN has an implied agreement to participate in and share in such cost. The foreclosure review expenditures for which the 2008 subservicer presently seeks reimbursement are approximately $7.4 million. FHN disputes that it has any responsibility or liability for either demand under the 2008 subservicing agreement or otherwise. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously.

In addition, the attorneys general of all 50 states concluded a joint investigation of foreclosure practices across the industry and proposed significant changes in servicing practices related to foreclosures and substantial penalties. On February 9, 2012, the Justice Department announced that the federal government and attorneys general of 49 states (the state of Oklahoma reached a separate agreement) have reached a $25 billion settlement agreement with five of the largest servicers to address mortgage loan servicing and foreclosure abuses. FHN is not a party to this settlement and FHN’s 2008 subservicer has advised it has not been involved in recent discussions. Press reports indicate that other servicers may be approached to participate in the settlement. FHN continues to review available information to ascertain the potential impact of the settlement agreement on servicing and foreclosure practices.

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

FHN anticipates continued changes in foreclosure, loss mitigation, and servicing practices in response to the industry-wide servicing standards introduced by the OCC and other federal regulators in the consent decrees, the foreclosure settlement with the state attorneys general described above, the Federal Reserve Board’s and the Bureau’s proposal on servicing practices, regulations and mortgage servicing standards issued by the Bureau, and applicable state laws modifying foreclosure and loss mitigation requirements. FHN cannot predict the costs of implementing the new servicing requirements. It also remains unclear what actions will be taken by individual states through attorneys general, or other third parties including borrowers, related to foreclosure and loss mitigation practices in the industry or specific actions by FHN or by its 2008 subservicer. Additionally, a new financial crimes unit has been formed to review possible residential mortgage-backed securities fraud and the media reports that civil investigation demands have been issued to a number of parties. FHN cannot predict the amount of operating costs, costs for foreclosure delays (including costs connected with servicing advances), legal expenses, or other costs (including title company indemnification) that may be incurred as a result of the internal reviews or external actions. No liability has been established.

CRITICAL ACCOUNTING POLICIES

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

FHN’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Consolidated Condensed Financial Statements of FHN are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if: (1) the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (2) different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of FHN’s financial condition, changes in financial condition, or results of operations.

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

While management uses the best information available to establish the ALLL, future adjustments to the ALLL and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.

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

MSR and Excess Interest Estimated Fair Value

FHN has elected fair value accounting for all classes of mortgage servicing rights. The fair value of MSR and excess interests typically rise as market interest rates increase and decline as market interest rates decrease; however, the extent to which this occurs depends in part on: (1) the magnitude of changes in market interest rates and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates of loans sold with servicing or other interests retained.

See Note 15 – Fair Value of Assets and Liabilities, the “Determination of Fair Value” section for a description of FHN’s valuation methodology for MSR and excess interests. FHN relies primarily on a discounted cash flow model to estimate the fair value of MSR and excess interests. Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSR requires FHN to make several critical assumptions based upon current market data. The primary critical assumptions used by FHN to estimate the fair value of excess interests are prepayment speeds and discount rates.

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

FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions as of March 31, 2012 and 2011, were reasonable based on the price discovery process.

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

REPURCHASE AND FORECLOSURE LIABILITY

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans without recourse to GSEs. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $47.0 billion of mortgage loans without recourse in proprietary transactions. Of the amount originally securitized, $36.7 billion of current UPB relates to securitization trusts that are still active.

Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming and federally insured single-family residential mortgage loans were sold predominately to GSEs. Many mortgage loan originations, especially those that did not meet criteria for whole loan sales to GSEs (nonconforming mortgage loans)

were sold to investors predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-GSE purchasers. In addition, through its legacy mortgage business FHN originated with the intent to sell and sold HELOC and second lien mortgages through whole loan sales to private purchasers. For loans sold or securitized without recourse, FHN has obligations to either repurchase the loan for its outstanding principal balance or make the purchaser whole for the economic losses of the loan if it is determined that the loan sold was in violation of representations or warranties made by FHN upon closing of the sales. Contractual representations and warranties vary significantly depending upon the transaction and purchaser-type (agency versus private) of the loans transferred. Typical whole loan sales include relatively broad representations and warranties, while FH proprietary securitizations include more limited representations and warranties.

In addition, FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and MI, Federal Housing Administration (“FHA”) insurance, or Veterans Administration (“VA”) guaranty. Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the FHA and VA. FHN may absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Additionally, loss related to repurchase obligations for loans sold with full or limited recourse represent a small amount of the FHN’s accrued liability for repurchase obligations.

Repurchase Accrual Methodology

The methodology used to estimate the repurchase and foreclosure liability is a function of the representations and warranties in the sales agreements, and considers a variety of factors including, but not limited to: actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that FHN will receive a repurchase request or MI cancellation notice, and estimated probability that FHN will be required to repurchase a loan or make the purchaser whole for incurred losses. The estimate is based upon currently available information and includes significant judgment by management, uncertainties, and a number of factors, including those set forth previously, that are subject to change. Changes to any one of these factors could significantly impact the estimate of FHN’s liability. In many cases, FHN no longer services loans that may be subject to repurchase requests by GSEs.

Currently, FHN services only $5.7 billion (current UPB) of the loans originated and sold to GSEs between 2005 and 2008. FHN has no visibility into the current performance status of the loans that were sold that FHN no longer services. This presents uncertainty in estimating future repurchase claims from GSEs as FHN does not have knowledge of the current performing status of loans sold potentially subject to contractual representation and warranty claims. Uncertainty also exists in estimating repurchase obligations due to incomplete knowledge regarding the status of investors’ reviews. The liability may vary significantly each period as the methodology used continues to be refined based on the level and type of repurchase requests, defects identified, change in request patterns/trends from GSEs, and other relevant facts and circumstances.

Estimated Repurchase Liability

FHN has evaluated its exposure under all of these obligations, including a smaller amount related to equity-lending junior lien loan sales, and accordingly, has reserved for losses of $163.3 million and $185.6 million as of March 31, 2012 and 2011, respectively. Liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition while expense is included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. At March 31, 2012, FHN had not accrued for exposure for repurchase of loans related to FH proprietary securitizations arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that offering documents under which the loans were securitized were materially deficient.

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

FHN performs impairment analysis when these disposal actions indicate that an impairment of goodwill may exist. In third quarter 2011, FHN performed an interim goodwill impairment assessment given the impact of current market conditions on FHN’s stock price. This interim assessment concluded that the fair value of the reporting units with goodwill remained significantly above their carrying values. Given the magnitude of the excess of the fair value over the carrying value of the reporting units with goodwill, FHN rolled-forward the results of the third quarter 2011 assessment to its annual assessment as of October 1, 2011.

Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. As such, FHN engages an independent valuation expert to assist in the computation of the fair value estimates of each reporting unit as part of its annual assessment. The 2011 assessment for the regional banking reporting unit utilized three separate methodologies: a discounted cash flow model, a comparison to similar public company’s trading values, and a comparison to recent acquisition values. A weighted average calculation was performed to determine the estimated fair value of the regional banking reporting unit. A discounted cash flow methodology was utilized in determining the fair value of the capital markets reporting unit. The most recent valuations indicated no goodwill impairment in any of the reporting units. As of the most recent assessment the fair value of regional banking and capital markets exceeded their carrying values by 38 percent and 201 percent, respectively.

Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (e.g., interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using appropriate valuation methodologies and inputs, including utilization of market observable data and internal cash flow models. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the regional banking and capital markets business segments. As of March 31, 2012, the corporate and non-strategic segments had no associated goodwill. In first quarter 2011, the non-strategic segment recognized goodwill impairment of $10.1 million related to the contracted sale of FHI. FHN allocated a portion of the goodwill from the applicable reporting unit to the asset group held for sale in determining the carrying value of the disposal group. In determining the amount of impairment, FHN compared the carrying value of the disposal group to the estimated value of the contracted sale price, which primarily included observable inputs in the form of financial asset values but which also included certain non-observable inputs related to the estimated values of post-closing events and contingencies. Impairment of goodwill was recognized for the excess of the carrying amount over the fair value of the disposal group. Reporting units have been defined as the same level as the operating business segments.

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

Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. Under this method, the net DTA or

DTL is based on the tax consequences of differences between the book and tax bases of assets and liabilities, which are determined by applying enacted statutory rates applicable to future years to these temporary differences. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, deferred tax assets are subject to a “more likely than not” test to determine whether the full amount of the deferred tax assets should be realized in the financial statements. If the “more likely than not” test is not met, a valuation allowance must be established against the deferred tax asset. On March 31, 2012, FHN’s net DTA was approximately $154 million. FHN evaluates the likelihood of realization of the net DTA based on both positive and negative evidence available at the time. FHN’s three-year cumulative loss position at March 31, 2012 is significant negative evidence in determining whether the realizability of the DTA is more likely than not. However, other than a portion of the net DTA for state NOL carryforwards FHN believes that the negative evidence of the three-year cumulative loss is overcome by sufficient positive evidence that the DTA will ultimately be realized. The positive evidence includes several different factors. First, a significant amount of the cumulative losses occurred in businesses that FHN has exited or is in the process of exiting. Secondly, earnings from FHN’s core segments (regional banking, capital markets, and corporate) have been positive in the aggregate from first quarter 2010 through first quarter 2012 and FHN forecasts substantially more taxable income in the carryforward period than needed to support the losses and credits included in the net deferred tax asset. Based on current analysis, FHN believes that its ability to realize the approximate $154 million net DTA is more likely than not.

The income tax laws of the jurisdictions in which FHN operate are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, FHN must make judgments and interpretations about the application of these inherently complex tax laws. Interpretations may be subjected to review during examination by taxing authorities and disputes may arise over the respective tax positions. FHN attempts to resolve disputes that may arise during the tax examination and audit process. However, certain disputes may ultimately lead to resolution through the federal and state court systems.

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

The assessment of contingent liabilities, including legal contingencies, involves the use of critical estimates, assumptions, and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or decisions of arbitrators, will not differ from management’s assessments. Whenever practicable, management consults with third-party experts (e.g., attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE

In December 2011, the FASB issued Accounting Standards Update 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. ASU 2011-11 requires entities to disclose both gross and net information about both instruments/transactions eligible for offset in the balance sheet and instruments/transactions subject to an agreement similar to a master netting arrangement. The scope of ASU 2011-11 includes derivatives, sale and repurchase agreements/reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The provisions of ASU 2011-11 are effective for periods beginning after January 1, 2013, with retrospective application to all periods presented in the financial statements required. FHN is currently assessing the effects of adopting the provisions of ASU 2011-11.

NON-GAAP Information

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 20 - Non-GAAP to GAAP Reconciliation

	Three Months Ended March 31
	2012	2011
Net interest income adjusted for impact of fully taxable equivalent (“FTE”) (Non-GAAP)
Regional Banking
Net interest income (GAAP)	$146,554	$134,771
FTE adjustment	1,493	1,243

Net interest income adjusted for impact of FTE (Non-GAAP)	$148,047	$136,014

Capital Markets
Net interest income (GAAP)	$5,684	$5,503
FTE adjustment	140	72

Net interest income adjusted for impact of FTE (Non-GAAP)	$5,824	$5,575

Corporate
Net interest income (GAAP)	$(4,727)	$(332)
FTE adjustment	26	71

Net interest income adjusted for impact of FTE (Non-GAAP)	$(4,701)	$(261)

Non-Strategic
Net interest income (GAAP)	$24,418	$32,813
FTE adjustment	—	—

Net interest income adjusted for impact of FTE (Non-GAAP)	$24,418	$32,813

Total Consolidated
Net interest income (GAAP)	$171,929	$172,755
FTE adjustment	1,659	1,386

Net interest income adjusted for impact of FTE (Non-GAAP)	$173,588	$174,141

	March 31		December 31
(Dollars in Thousands)	2012	2011	2011
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,841,064	$2,790,335	$2,850,452
Less: Noncontrolling interest - FTBNA preferred stock (b) (c)	294,816	294,816	294,816
Less: Trust preferred (d)	200,000	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,346,248	$2,295,519	$2,355,636

Risk Weighted Assets
(C) Risk weighted assets (a)	$19,783,405	$19,569,006	$20,026,412

Total Assets
(D) Total assets (GAAP)	$25,678,969	$24,438,344	$24,789,384

Ratios
(B)/(C) Tier 1 common ratio (Non-GAAP)	11.86%	11.73%	11.76%
(A)/(D) Tier 1 capital to total assets (GAAP)	11.06%	11.42%	11.50%

(a)	Defined by and calculated in conformity with bank regulations.
(b)	Included in total equity on the Consolidated Statements of Condition.
(c)	Represents FTBNA preferred stock included in noncontrolling interest.
(d)	Included in Term borrowings on the Consolidated Statements of Condition.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 97 of this report and the subsections entitled “Market Risk Management” appearing on page 98 and “Interest Rate Risk Management” appearing on page 99 of this report,

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 52-57 of this report,

(c)	Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in FHN’s 2011 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 46 of that Report and the subsections entitled “Market Risk Management” appearing on page 47 and “Interest Rate Risk Management” appearing on pages 49-51 of that Report, and

(d)	Note 25 to the Consolidated Financial Statements appearing on pages 176-181 of FHN’s Annual Report to shareholders,

all of which materials are incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and related Notes appearing in FHN’s 2011 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2011. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

Item 4.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. FHN’s management, with the participation of FHN’s chief executive officer and chief financial officer, has evaluated the effectiveness of FHN’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that FHN’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting. There have not been any changes in FHN’s internal control over financial reporting during FHN’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, FHN’s internal control over financial reporting.

Part II.

OTHER INFORMATION

Item 1	Legal Proceedings

The “Contingencies” section of Note 9 to the Consolidated Condensed Financial Statements beginning on page 30 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	The Issuer Purchase of Equity Securities Table, including the explanatory notes, is incorporated herein by reference to Table 9 and the explanatory notes included in Item 2 of Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 86.

Items 3, 4, and 5

Not applicable

Item 6	Exhibits

(a) Exhibits.

Exhibits marked * the Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

Exhibits marked ** represent management contracts or compensatory plans or arrangements required to be identified as such and filed as exhibits.

Exhibits marked *** are “furnished” pursuant to 18 U.S.C. Section 1350 and are not “filed” as part of this Report or as a separate disclosure document.

Exhibits marked **** contain or consist of interactive data file information which is unaudited and unreviewed.

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

Exhibit No.	Description

*4	Instruments defining the rights of security holders, including indentures.

**10.1	Equity Compensation Plan (as amended and restated April 17, 2012), incorporated by reference to Appendix B to the Corporation’s Proxy Statement for its annual meeting on April 17, 2012.

**10.2	Management Incentive Plan (as amended and restated January 17, 2012), incorporated by reference to Appendix C to the Corporation’s Proxy Statement for its annual meeting on April 17, 2012

**10.3	Form of Performance Stock Units Grant Notice [2012]

**10.4	Form of Executive Stock Option Grant Notice [2012]

**10.5	Form of MIP-Driven Restricted Stock Grant Notice [2012]

**10.6	Form of MIP-Driven Restricted Stock Units Grant Notice [2012]

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 49-51 and pages 179-181 in the Corporation’s 2011 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 17, 2012 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2011. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2012 and 2011, and December 31, 2011; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 21, 2012 and 2011; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: May 8, 2012	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibits marked * the Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

Exhibits marked ** represent management contracts or compensatory plans or arrangements required to be identified as such and filed as exhibits.

Exhibits marked *** are “furnished” pursuant to 18 U.S.C. Section 1350 and are not “filed” as part of this Report or as a separate disclosure document.

Exhibits marked **** contain or consist of interactive data file information which is unaudited and unreviewed.

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

Exhibit No.	Description

*4	Instruments defining the rights of security holders, including indentures.

**10.1	Equity Compensation Plan (as amended and restated April 17, 2012), incorporated by reference to Appendix B to the Corporation’s Proxy Statement for its annual meeting on April 17, 2012.

**10.2	Management Incentive Plan (as amended and restated January 17, 2012), incorporated by reference to Appendix C to the Corporation’s Proxy Statement for its annual meeting on April 17, 2012

**10.3	Form of Performance Stock Units Grant Notice [2012]

**10.4	Form of Executive Stock Option Grant Notice [2012]

**10.5	Form of MIP-Driven Restricted Stock Grant Notice [2012]

**10.6	Form of MIP-Driven Restricted Stock Units Grant Notice [2012]

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 49-51 and pages 179-181 in the Corporation’s 2011 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 17, 2012 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2011. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2012 and 2011, and December 31, 2011; (ii) Consolidated Condensed

Statements of Income (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 21, 2012 and 2011; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase