Form 10-Q
period 2012-06-30
FIRST HORIZON NATIONAL CORP
filed 2012-08-08
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 001-15185

First Horizon National Corporation

(Exact name of registrant as specified in its charter)

TN	62-0803242
(State or other jurisdiction incorporation of organization)	(IRS Employer Identification No.)

165 MADISON AVENUE MEMPHIS, TENNESSEE	38103
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2012
Common Stock, $.625 par value	248,810,099

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands, except restricted and share amounts)(Unaudited)	2012	2011	2011
Assets:
Cash and due from banks (Restricted - $ - on June 30, 2012; $1.8 million on June 30, 2011; and $4.9 million on December 31, 2011)	$330,931	$313,416	$384,667
Federal funds sold and securities purchased under agreements to resell	525,504	598,000	443,588

Total cash and cash equivalents (Restricted - $ - million on June 30, 2012; $1.8 million on June 30, 2011; and $4.9 million on December 31, 2011)	856,435	911,416	828,255

Interest-bearing cash	484,430	263,441	452,856
Trading securities	1,361,717	1,196,380	988,217
Loans held-for-sale	424,051	397,931	413,897
Securities available-for-sale (Note 3)	3,264,866	3,230,477	3,066,272
Loans, net of unearned income (Restricted - $.1 billion on June 30, 2012; $.7 billion on June 30, 2011; and $.6 billion on December 31, 2011) (Note 4)	16,185,763	16,061,646	16,397,127
Less: Allowance for loan losses (Restricted - $6.0 million on June 30, 2012; $33.0 million on June 30, 2011; and $31.8 million on December 31, 2011) (Note 4)	321,051	524,091	384,351

Total net loans (Restricted - $.1 billion on June 30, 2012; $.7 billion on June 30, 2011; and $.6 billion on December 31, 2011)	15,864,712	15,537,555	16,012,776

Mortgage servicing rights (Note 5)	129,291	186,958	144,069
Goodwill (Note 6)	134,242	135,683	133,659
Other intangible assets, net (Note 6)	24,659	28,384	26,243
Capital markets receivables	377,496	625,243	164,987
Premises and equipment, net	311,753	330,392	321,253
Real estate acquired by foreclosure	69,603	92,662	85,244
Other assets (Restricted–$2.6 million on June 30, 2012; $13.9 million on June 30, 2011; and $13.4 million on December 31, 2011)	2,189,700	2,117,544	2,151,656

Total assets (Restricted - $.1 billion on June 30, 2012; $.7 billion on June 30, 2011; and $.6 billion on December 31, 2011)	$25,492,955	$25,054,066	$24,789,384

Liabilities and equity:
Deposits:
Savings	$5,979,874	$6,382,963	$6,624,405
Time deposits	1,109,163	1,277,905	1,173,375
Other interest-bearing deposits	3,565,873	2,784,787	3,193,697
Certificates of deposit $100,000 and more	628,539	513,269	608,518

Interest-bearing	11,283,449	10,958,924	11,599,995
Noninterest-bearing (Restricted - $.9 million on June 30, 2011; and $ - on June 30, 2012 and December 31, 2011)	4,833,994	4,937,103	4,613,014

Total deposits (Restricted - $.9 million on June 30, 2011; and $ - on June 30, 2012 and December 31, 2011)	16,117,443	15,896,027	16,213,009

Federal funds purchased and securities sold under agreements to repurchase	1,780,990	2,005,999	1,887,052
Trading liabilities	470,631	498,915	347,285
Other short-term borrowings	1,094,179	187,902	172,550
Term borrowings (Restricted - $.1 billion on June 30, 2012; $.7 billion on June 30, 2011; and $.6 billion on December 31, 2011)	2,294,224	2,502,517	2,481,660
Capital markets payables	203,548	464,993	164,708
Other liabilities (Restricted - $ - on June 30, 2012 and 2011; and $.1 million on December 31, 2011)	1,017,534	816,331	838,483

Total liabilities (Restricted - $.1 billion on June 30, 2012; $.7 billion on June 30, 2011; and $.6 billion on December 31, 2011)	22,978,549	22,372,684	22,104,747

Equity:
First Horizon National Corporation Shareholders’ Equity:
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 248,810,099 on June 30, 2012; 263,698,516 on June 30, 2011; and 257,468,092 on December 31, 2011)	155,506	164,812	160,918
Capital surplus	1,528,161	1,638,423	1,601,346
Undivided profits	658,157	691,490	757,364
Accumulated other comprehensive loss, net	(122,583)	(108,508)	(130,156)

Total First Horizon National Corporation Shareholders’ Equity	2,219,241	2,386,217	2,389,472

Noncontrolling interest	295,165	295,165	295,165

Total equity	2,514,406	2,681,382	2,684,637

Total liabilities and equity	$25,492,955	$25,054,066	$24,789,384

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands except per share data)(Unaudited)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$161,117	$160,928	$322,694	$324,431
Interest on investment securities	25,971	31,250	52,277	60,442
Interest on loans held-for-sale	3,628	3,267	7,366	6,924
Interest on trading securities	9,622	11,224	19,058	22,068
Interest on other earning assets	397	88	843	497

Total interest income	200,735	206,757	402,238	414,362

Interest expense:
Interest on deposits:
Savings	4,744	7,019	10,363	14,269
Time deposits	5,541	7,783	11,457	15,815
Other interest-bearing deposits	1,655	1,638	3,173	3,190
Certificates of deposit $100,000 and more	2,305	2,613	4,611	5,322
Interest on trading liabilities	2,843	4,102	5,358	7,893
Interest on short-term borrowings	1,150	1,468	2,515	3,009
Interest on term borrowings	9,822	9,274	20,157	19,249

Total interest expense	28,060	33,897	57,634	68,747

Net interest income	172,675	172,860	344,604	345,615
Provision for loan losses	15,000	1,000	23,000	2,000

Net interest income after provision for loan losses	157,675	171,860	321,604	343,615

Noninterest income:
Capital markets	74,913	77,921	181,656	167,978
Mortgage banking	9,889	32,101	33,230	59,827
Deposit transactions and cash management	30,123	34,726	58,864	67,005
Trust services and investment management	6,477	6,684	12,285	13,044
Brokerage management fees and commissions	8,759	7,662	17,255	15,817
Insurance commissions	830	764	1,398	1,453
Debt securities gains/(losses), net	—	1	328	772
Equity securities gains/(losses), net	5,065	—	5,065	27
Gain on divestiture	—	—	200	—
All other income and commissions (Note 7)	22,851	27,734	51,067	58,006

Total noninterest income	158,907	187,593	361,348	383,929

Adjusted gross income after provision for loan losses	316,582	359,453	682,952	727,544

Noninterest expense:
Employee compensation, incentives, and benefits	149,616	151,160	325,074	307,672
Repurchase and foreclosure provision	250,000	24,563	299,256	61,767
Legal and professional fees	8,417	20,451	14,484	38,803
Contract employment and outsourcing	10,844	8,142	21,959	15,030
Occupancy	11,486	13,061	23,605	27,922
Operations services	9,477	13,907	18,604	27,768
Equipment rentals, depreciation, and maintenance	7,789	8,481	15,405	16,371
Computer software	9,960	8,375	19,425	16,460
FDIC premium expense	6,801	8,839	13,137	16,894
Foreclosed real estate	1,908	5,803	6,078	12,592
Communications and courier	4,484	5,069	8,983	10,288
Amortization of intangible assets	979	1,006	1,952	2,012
Miscellaneous loan costs	1,298	859	2,625	2,351
All other expense (Note 7)	54,118	74,739	78,584	102,322

Total noninterest expense	527,177	344,455	849,171	658,252

Income/(loss)before income taxes	(210,595)	14,998	(166,219)	69,292
Provision/(benefit) for income taxes	(88,178)	(4,167)	(77,608)	7,995

Income/(loss) from continuing operations	(122,417)	19,165	(88,611)	61,297
Income/(loss) from discontinued operations, net of tax (a)	487	3,671	52	4,541

Net income/(loss)	$(121,930)	$22,836	$(88,559)	$65,838

Net income attributable to noncontrolling interest	2,844	2,844	5,688	5,688
Net income/(loss) available to common shareholders	$(124,774)	$19,992	$(94,247)	$60,150

Basic earnings/(loss) per share from continuing operations (Note 8)	$(0.50)	$0.06	$(0.38)	$0.21

Diluted earnings/(loss) per share from continuing operations (Note 8)	$(0.50)	$0.06	$(0.38)	$0.21

Basic earnings/(loss) per share available to common shareholders (Note 8)	$(0.50)	$0.08	$(0.38)	$0.23

Diluted earnings/(loss) per share available to common shareholders (Note 8)	$(0.50)	$0.08	$(0.38)	$0.23

Weighted average common shares (Note 8)	249,104	261,289	251,317	261,233

Diluted average common shares (Note 8)	249,104	262,756	251,317	263,690

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of Income/(loss) from discontinued operations, net of tax have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2012	2011	2012	2011
Net income/(loss)	$(121,930)	$22,836	$(88,559)	$65,838
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available for sale	(3,397)	18,730	(3,390)	12,702
Recognized pension and other employee benefit plans net periodic benefit costs	5,428	3,140	10,964	6,336

Other comprehensive income/(loss)	2,031	21,870	7,574	19,038

Comprehensive income/(loss)	(119,899)	44,706	(80,985)	84,876

Comprehensive income attributable to noncontrolling interest	2,844	2,844	5,688	5,688

Comprehensive income/(loss) attributable to controlling interest	$(122,743)	$41,862	$(86,673)	$79,188

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2012			2011
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,389,472	$295,165	$2,684,637	$2,382,840	$295,165	$2,678,005
Net income/(loss)	(94,247)	5,688	(88,559)	60,150	5,688	65,838
Other comprehensive income/(loss) (a)	7,574	—	7,574	19,038	—	19,038

Comprehensive income/(loss)	(86,673)	5,688	(80,985)	79,188	5,688	84,876

Common stock warrant repurchased – CPP	—	—	—	(79,700)	—	(79,700)
Common stock repurchased (b)	(83,946)	—	(83,946)	(887)	—	(887)
Cash dividends declared ($.01/share)	(4,961)	—	(4,961)	(5,151)	—	(5,151)
Common stock issued for:
Stock options and restricted stock - equity awards	8	—	8	—	—	—
Stock-based compensation expense	8,084	—	8,084	5,147	—	5,147
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(5,688)	(5,688)	—	(5,688)	(5,688)
Tax benefit reversals—stock-based compensation plans	(2,743)	—	(2,743)	—	—	—
Other changes in equity	—	—	—	4,780	—	4,780

Balance, June 30	$2,219,241	$295,165	$2,514,406	$2,386,217	$295,165	$2,681,382

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2012 includes $81.4 million repurchased under the share repurchase program launched in fourth quarter 2011.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2012	2011
Operating Activities
Net income/(loss)	$(88,559)	$65,838
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	23,000	2,000
Provision/(benefit) for deferred income tax	(78,906)	27,290
Depreciation and amortization of premises and equipment	17,395	17,166
Amortization of intangible assets	1,952	2,368
Net other amortization and accretion	39,213	25,021
Net (increase)/decrease in derivatives	(5,504)	(126)
Market value adjustment on mortgage servicing rights	2,443	7,359
Repurchase and foreclosure provision	299,256	61,767
Fair value adjustment to foreclosed real estate	9,392	9,651
Goodwill impairment	—	10,100
Loss accruals from litigation and regulatory matters	22,253	40,585
(Gains)/losses on divestitures (a)	(485)	(753)
Stock-based compensation expense	8,084	5,147
Tax benefit reversals stock-based compensation plans	2,743	—
Equity securities (gains)/losses, net	(5,065)	(27)
Debt securities gains, net	(328)	(772)
Gains on extinguishment of debt	—	(5,761)
Net (gain)/losses on sale/disposal of fixed assets	(1,466)	152
Net (increase)/decrease in:
Trading securities	(378,719)	(430,692)
Loans held-for-sale	(10,154)	(22,642)
Capital markets receivables	(212,509)	(479,152)
Interest receivable	2,828	3,305
Other assets	9,216	(42,243)
Net increase/(decrease) in:
Capital markets payables	38,840	399,487
Interest payable	(572)	(4,712)
Other liabilities	(128,945)	(124,797)
Trading liabilities	123,346	136,995

Total adjustments	(222,692)	(363,284)

Net cash provided/(used) by operating activities	(311,251)	(297,446)

Investing Activities
Available-for-sale securities:
Sales	47,493	458,414
Maturities	466,773	410,961
Purchases	(718,178)	(1,049,026)
Premises and equipment:
Purchases	(8,565)	(25,543)
Net (increase)/decrease in:
Loans	127,933	596,708
Interests retained from securitizations classified as trading securities	5,219	4,062
Interest-bearing cash	(31,574)	254,298
Cash receipts related to divestitures	2,278	16,368

Net cash provided/(used) by investing activities	(108,621)	666,242

Financing Activities
Common stock:
Cash dividends paid	(5,137)	(2,712)
Repurchase of shares (b)	(83,946)	(887)
Repurchase of common stock warrant - CPP	—	(79,700)
Tax benefit reversals stock-based compensation plans	(2,743)	—
Stock option exercised	8	—
Cash dividends paid - preferred stock - noncontrolling interest	(5,688)	(5,556)
Term borrowings:
Payments/maturities	(176,948)	(625,203)
Increases in restricted term borrowings	2,505	1,850
Net cash paid for extinguishment of debt	—	(100,000)
Net increase/(decrease) in:
Deposits	(95,566)	687,796
Short-term borrowings	815,567	(101,742)

Net cash provided/(used) by financing activities	448,052	(226,154)

Net increase/(decrease) in cash and cash equivalents	28,180	142,642

Cash and cash equivalents at beginning of period	828,255	768,774

Cash and cash equivalents at end of period	$856,435	$911,416

Supplemental Disclosures
Total interest paid	$57,915	$73,144
Total taxes paid	34,330	12,493
Total taxes refunded	637	52
Transfer from loans to other real estate owned	18,336	33,118

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Net of tax, gains on divestitures are $4.2 million for 2011.
(b)	2012 includes $81.4 million repurchased under the share repurchase program launched in fourth quarter 2011.

Notes to the Consolidated Financial Statements

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this filing. The operating results for the interim 2012 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2011 Annual Report to shareholders.

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

Effective January 1, 2012, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides that the highest-and-best use and valuation-premise concepts included in ASC 820 are only relevant when measuring the fair value of nonfinancial assets, thereby prohibiting the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. However, under ASU 2011-04 an exception is permitted which allows an entity to measure the fair value of financial instruments that are managed on the basis of the entity’s net exposure to a particular market risk, or to the credit risk of a particular counterparty, on a net basis when certain criteria are met. Such criteria include that there is evidence that the entity manages its financial instruments in that way, the entity applies such accounting policy election consistently from period to period, and the entity is required or has elected to measure those financial assets and financial liabilities at fair value in the statement of financial position at the end of each reporting period. Additionally, to qualify for the exception to the valuation premise, market risks that are being offset must be substantially the same. ASU 2011-04 also extends ASC 820’s prohibition on the use of blockage factors in fair value measurements to all three levels of the fair value hierarchy except for fair value measurements of Level 2 and 3 measurements when market participants would incorporate the premium or discount into the measurement at the level of the unit of

Note 1 — Financial Information (Continued)

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

Note 3 – Investment Securities

The following tables summarize FHN’s available for sale (“AFS”) securities on June 30, 2012 and 2011:

	On June 30, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$39,993	$3	$—	$39,996
Government agency issued mortgage-backed securities (“MBS”)	1,306,114	77,610	—	1,383,724
Government agency issued collateralized mortgage obligations (“CMO”)	1,563,120	27,623	(1,367)	1,589,376
Other U.S. government agencies	12,815	338	—	13,153
States and municipalities	17,970	—	—	17,970
Equity (a)	220,124	2	—	220,126
Other	510	11	—	521

Total securities available for sale (b)	$3,160,646	$105,587	$(1,367)	$3,264,866

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $3.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. Of this amount, $.5 billion was pledged as collateral for securities sold under repurchase agreements.

	June 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$46,073	$177	$—	$46,250
Government agency issued MBS	1,445,021	56,746	—	1,501,767
Government agency issued CMO	1,386,962	36,932	—	1,423,894
Other U.S. government agencies	18,791	1,136	—	19,927
States and municipalities	19,365	—	—	19,365
Equity (a)	218,715	19	—	218,734
Other	511	29	—	540

Total securities available for sale (b)	$3,135,438	$95,039	$—	$3,230,477

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.1 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. Of this amount, $1.1 billion was pledged as collateral for securities sold under repurchase agreements.

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

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available for sale securities portfolio on June 30, 2012 are provided below:

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within 1 year	$48,467	$48,488
After 1 year; within 5 years	5,841	6,161
After 5 years; within 10 years	—	—
After 10 years	16,470	16,470

Subtotal	70,778	71,119

Government agency issued MBS and CMO	2,869,234	2,973,100
Equity and other securities	220,634	220,647

Total	$3,160,646	$3,264,866

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross realized gains and gross realized losses from investment securities for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	2012	2011	2012	2011
Gross gains on sales of securities	$5,105	$1	$5,433	$9,422
Gross (losses) on sales of securities	—	—	—	(8,623)

Net gain/(loss) on sales of securities (a)	$5,105	$1	$5,433	$799

Venture capital investments (b)	—	—	—	—
Net other than temporary impairment (“OTTI”) recorded	(40)	—	(40)	—

Total securities gain/(loss), net	$5,065	$1	$5,393	$799

(a)	Proceeds from sales for the three months ended June 30, 2012 were $8.4 million, and were $47.5 million and $458.4 million for the six months ended June 30, 2012 and 2011, respectively. Proceeds from sales during second quarter 2011 were immaterial.
(b)	Generally includes write-offs and/or unrealized fair value adjustments related to venture capital investments.

There were no unrealized losses within the available for sale portfolio on June 30, 2011. The following table provides information on investments within the available for sale portfolio that had unrealized losses on June 30, 2012:

	On June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government agency issued CMO	$235,282	$(1,367)	$—	$—	$235,282	$(1,367)

Total temporarily impaired securities	$235,282	$(1,367)	$—	$—	$235,282	$(1,367)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of June 30, 2012 and 2011, and December 31, 2011:

	June 30		December 31
(Dollars in thousands)	2012	2011	2011
Commercial:
Commercial, financial, and industrial	$7,981,365	$7,180,261	$8,014,927
Commercial real estate
Income CRE	1,224,944	1,310,779	1,257,497
Residential CRE	89,225	182,857	120,913
Retail:
Consumer real estate	5,408,105	5,383,223	5,291,364
Permanent mortgage	738,766	1,015,122	787,597
Credit card & other	278,958	295,373	284,051
Restricted real estate loans and secured borrowings (a)	464,400	694,031	640,778

Loans, net of unearned income	$16,185,763	$16,061,646	$16,397,127
Allowance for loan losses	321,051	524,091	384,351

Total net loans	$15,864,712	$15,537,555	$16,012,776

(a)	Balances as of June 30, 2012 and 2011, and December 31, 2011, include $447.5 million, $649.2 million, and $600.2 million of consumer real estate loans and $16.9 million, $44.9 million, and $40.6 million of permanent mortgage loans, respectively.

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

Concentrations

FHN has a concentration of loans secured by residential real estate (41 percent of total loans), the majority of which is in the consumer real estate portfolio (33 percent of total loans). Additionally, on June 30, 2012, FHN had a sizeable portfolio of bank-related loans (including TRUPs) totaling $.6 billion (7 percent of the C&I portfolio, or 4 percent of total loans). Additionally, FHN had loans to mortgage companies totaling $1.3 billion (16 percent of the C&I portfolio, or 8 percent of total loans) as of June 30, 2012.

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

Individually Impaired

Generally, classified nonaccrual commercial loans over $1 million and all commercial and consumer loans classified as troubled debt restructurings (“TDRs”) are deemed to be impaired and are individually assessed for impairment measurement in accordance with ASC 310-10. For all commercial portfolio segments, commercial TDRs and other individually impaired commercial loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell (net realizable value). For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the ALLL until such time as a loss is expected and recognized; however, for impaired collateral-dependent loans, FHN will charge off the full difference between the book value and the best estimate of net realizable value. Beginning in first quarter 2012, the allowance for TDRs in all consumer portfolio segments was determined by estimating the expected future cash flows using the modified interest rate (if an interest rate concession), incorporating payoff and net charge-off rates specific to the TDRs within the portfolio segment

Note 4 – Loans (Continued)

being assessed, and discounted using the pre-modification interest rate. Generally, the discount rates of variable rate TDRs are adjusted to reflect changes in the interest rate index in which the rates are tied. The discounted cash flows are then compared to the outstanding principal balance in order to determine required reserves.

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011:

					Credit
		Commercial	Consumer	Permanent	Card and
(Dollars in thousands)	C&I	Real Estate	Real Estate	Mortgage	Other	Total
Balance as of April 1, 2011	$220,600	$123,480	$179,394	$55,640	$10,014	$589,128
Charge-offs	(12,793)	(9,426)	(44,526)	(11,367)	(5,232)	(83,344)
Recoveries	6,881	1,752	4,654	2,984	1,036	17,307
Provision	(8,410)	(16,339)	23,133	(655)	3,271	1,000

Balance as of June 30, 2011 (a) (b)	206,278	99,467	162,655	46,602	9,089	524,091

Balance as of January 1, 2011	239,469	155,085	192,350	65,009	12,886	664,799
Charge-offs	(24,852)	(23,711)	(91,764)	(20,784)	(9,584)	(170,695)
Recoveries	8,837	5,066	8,436	3,534	2,114	27,987
Provision	(17,176)	(36,973)	53,633	(1,157)	3,673	2,000

Balance as of June 30, 2011 (a) (b)	206,278	99,467	162,655	46,602	9,089	524,091

Allowance—individually evaluated for impairment	50,673	9,797	23,656	14,586	752	99,464
Allowance—collectively evaluated for impairment	155,605	89,670	138,999	32,016	8,337	424,627
Loans, net of unearned as of June 30, 2011:
Individually evaluated for impairment	215,904	174,379	88,088	115,008	1,186	594,565
Collectively evaluated for impairment	6,964,357	1,319,257	5,944,313	944,967	294,187	15,467,081

Total loans, net of unearned (a) (b)	7,180,261	1,493,636	6,032,401	1,059,975	295,373	16,061,646

Balance as of April 1, 2012	119,578	46,049	141,647	32,572	6,170	346,016
Charge-offs	(10,159)	(4,002)	(29,136)	(3,071)	(3,360)	(49,728)
Recoveries	2,162	1,043	5,175	648	735	9,763
Provision	(936)	(1,544)	15,735	(1,037)	2,782	15,000

Balance as of June 30, 2012 (a) (b)	110,645	41,546	133,421	29,112	6,327	321,051

Balance as of January 1, 2012	130,413	55,586	165,077	26,194	7,081	384,351
Charge-offs	(16,233)	(13,621)	(63,269)	(7,709)	(5,979)	(106,811)
Recoveries	6,676	1,539	9,314	1,171	1,811	20,511
Provision	(10,211)	(1,958)	22,299	9,456	3,414	23,000

Balance as of June 30, 2012 (a) (b)	110,645	41,546	133,421	29,112	6,327	321,051

Allowance—individually evaluated for impairment	31,458	7,707	32,688	24,131	221	96,205
Allowance—collectively evaluated for impairment	79,187	33,839	100,733	4,981	6,106	224,846
Loans, net of unearned as of June 30, 2012:
Individually evaluated for impairment	155,863	92,645	125,040	119,537	933	494,018
Collectively evaluated for impairment	7,825,502	1,221,524	5,730,524	636,170	278,025	15,691,745

Total loans, net of unearned (a) (b)	$7,981,365	$1,314,169	$5,855,564	$755,707	$278,958	$16,185,763

(a)	Balances as of June 30, 2012 and 2011 include $19.0 million and $29.9 million of reserves, respectively, and $447.5 million and $649.2 million of balances in restricted consumer real estate loans and secured borrowings, respectively.
(b)	Balances as of June 30, 2012 and 2011 include $1.3 million and $3.1 million of reserves, respectively, and $16.9 million and $44.9 million of balances in restricted permanent mortgage loans and secured borrowings, respectively.

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information by class related to individually impaired loans. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, LOCOM has been excluded.

				Three Months Ended		Six Months Ended
	June 30, 2012			June 30, 2012		June 30, 2012
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$62,122	$81,423	$—	$62,858	$204	$68,551	$407
TRUPs	47,000	47,000	—	47,000	—	47,000	—
Income CRE	51,375	92,153	—	57,783	76	59,514	153
Residential CRE	22,341	39,993	—	23,276	62	23,316	134

Total	$182,838	$260,569	$—	$190,917	$342	$198,381	$694

Impaired loans with related allowance recorded:
Commercial:
General C&I	$18,948	$18,948	$7,629	$15,889	$33	$16,696	$67
TRUPs	33,700	33,700	23,829	33,700	—	33,700	—
Income CRE	1,529	1,577	189	1,869	14	1,876	29
Residential CRE	17,400	17,400	7,518	18,457	—	19,276	—

Total	$71,577	$71,625	$39,165	$69,915	$47	$71,548	$96

Retail:
HELOC	$57,175	$57,175	$13,903	$54,793	$411	$53,547	$784
R/E installment loans	67,865	67,865	18,785	66,505	276	69,036	541
Permanent mortgage	119,537	119,537	24,131	110,785	734	96,300	1,390
Credit card & other	933	933	221	980	10	1,025	21

Total	$245,510	$245,510	$57,040	$233,063	$1,431	$219,908	$2,736

Total commercial	$254,415	$332,194	$39,165	$260,832	$389	$269,929	$790

Total retail	$245,510	$245,510	$57,040	$233,063	$1,431	$219,908	$2,736

Total impaired loans	$499,925	$577,704	$96,205	$493,895	$1,820	$489,837	$3,526

Note 4 – Loans (Continued)

	June 30, 2011			Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$91,940	$117,491	$—	$91,082	$232	$66,902	$489
TRUPs	57,000	57,000	—	47,500	—	42,500	—
Income CRE	96,935	167,950	—	110,102	392	102,411	531
Residential CRE	42,920	86,214	—	53,571	269	51,161	344

Total	$288,795	$428,655	$—	$302,255	$893	$262,974	$1,364

Impaired loans with related allowance recorded:
Commercial:
General C&I	$43,956	$53,258	$23,980	$49,949	$81	$78,748	$140
TRUPs	30,000	30,000	26,693	30,000	—	30,000	—
Income CRE	12,129	12,314	3,550	11,866	11	23,335	11
Residential CRE	22,395	22,631	6,247	22,351	—	31,354	—

Total	$108,480	$118,203	$60,470	$114,166	$92	$163,437	$151

Retail:
HELOC	$36,617	$36,617	$11,819	$33,507	$180	$30,996	$321
R/E installment loans	51,471	51,471	11,837	49,822	182	47,935	344
Permanent mortgage	115,008	115,008	14,586	109,449	434	105,886	914
Credit card & other	1,186	1,186	752	1,250	12	975	24

Total	$204,282	$204,282	$38,994	$194,028	$808	$185,792	$1,603

Total commercial	$397,275	$546,858	$60,470	$416,421	$985	$426,411	$1,515

Total retail	$204,282	$204,282	$38,994	$194,028	$808	$185,792	$1,603

Total impaired loans	$601,557	$751,140	$99,464	$610,449	$1,793	$612,203	$3,118

Certain previously reported amounts have been reclassified to agree with current presentation.

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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of June 30, 2012 and 2011:

	June 30, 2012
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$203,161	$—	$—	$—	$—	$203,161	2%	$47
2	168,993	—	—	2,574	—	171,567	2	83
3	137,717	—	—	12,153	—	149,870	2	83
4	248,077	—	—	4,238	92	252,407	3	216
5	535,981	—	—	34,141	288	570,410	6	1,172
6	817,360	130,089	—	170,330	5,182	1,122,961	12	3,531
7	1,003,718	541,878	—	143,177	4,847	1,693,620	18	8,688
8	887,169	344,980	—	177,960	1,464	1,411,573	15	10,968
9	645,263	227,737	—	168,392	1,383	1,042,775	11	10,298
10	524,040	29,317	—	86,247	977	640,581	7	7,839
11	455,296	—	—	126,599	2,094	583,989	6	11,065
12	154,564	—	—	13,081	2,098	169,743	2	2,959
13	156,823	—	338,180	62,625	4,380	562,008	6	8,942
14,15,16	275,159	—	—	170,523	26,679	472,361	5	47,135

Collectively evaluated for impairment	6,213,321	1,274,001	338,180	1,172,040	49,484	9,047,026	97	113,026
Individually evaluated for impairment	81,070	—	74,793	52,904	39,741	248,508	3	39,165

Total commercial loans	$6,294,391	$1,274,001	$412,973	$1,224,944	$89,225	$9,295,534	100%	$152,191

	June 30, 2011
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$111,827	$—	$—	$—	$—	$111,827	1%	$11
2	127,485	—	—	2,666	—	130,151	2	36
3	172,584	—	—	13,427	—	186,011	2	121
4	188,023	—	—	7,348	148	195,519	2	608
5	305,426	—	—	17,254	129	322,809	4	1,095
6	814,788	62,472	—	69,419	917	947,596	11	6,318
7	767,160	179,029	—	111,342	2,588	1,060,119	12	11,301
8	1,155,176	255,790	—	173,455	6,464	1,590,885	18	18,549
9	553,646	84,316	—	119,095	3,012	760,069	9	18,316
10	443,673	264	—	146,320	2,276	592,533	7	13,067
11	540,792	—	—	111,022	1,237	653,051	9	19,109
12	101,010	—	—	17,069	5,187	123,266	1	4,387
13	333,245	—	329,473	125,393	10,136	798,247	9	42,673
14,15,16	417,476	656	20,046	287,906	85,447	811,531	9	109,684

Collectively evaluated for impairment	6,032,311	582,527	349,519	1,201,716	117,541	8,283,614	96	245,275
Individually evaluated for impairment	135,896	—	80,008	109,063	65,316	390,283	4	60,470

Total commercial loans	$6,168,207	$582,527	$429,527	$1,310,779	$182,857	$8,673,897	100%	$305,745

(a)	Balances as of June 30, 2012 and 2011, presented net of $34.2 million and $35.6 million, respectively, LOCOM. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

The retail portfolio is comprised primarily of smaller-balance loans which are very similar in nature in that most are standard products and are backed by residential real estate. Because of the similarities of retail loan-types, FHN is able to utilize the Fair Isaac Corporation (“FICO”) score, among other attributes, to assess the quality of consumer borrowers. FICO scores are refreshed on a quarterly basis in an attempt to reflect the recent risk profile of the borrowers. Accruing delinquency amounts are indicators of asset quality within the credit card and other retail portfolio.

Note 4 – Loans (Continued)

The following tables reflect period-end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of June 30, 2012 and 2011:

HELOC	June 30, 2012			June 30, 2011
(Dollars in thousands)	Period End Balance (a)	Avg orig FICO	Avg Refreshed FICO	Period End Balance (a)	Avg orig FICO	Avg Refreshed FICO
Origination Vintage
pre-2003	$153,428	721	715	$205,846	723	720
2003	249,536	733	724	297,529	733	726
2004	546,681	728	719	636,798	728	720
2005	679,687	734	720	789,493	734	721
2006	500,840	741	726	592,715	742	726
2007	521,706	746	731	599,372	746	732
2008	279,200	755	749	306,902	755	749
2009	163,683	753	750	191,666	755	755
2010	159,522	754	753	192,126	756	758
2011	155,018	759	757	72,312	756	758
2012	79,029	761	760	N/A	N/A	N/A

Total	$3,488,330	740	730	$3,884,759	740	730

(a)	Balances as of June 30, 2012 and 2011 include $447.5 million and $649.2 million of restricted loan and secured borrowing balances.

R/E Installment Loans	June 30, 2012			June 30, 2011
(Dollars in thousands)	Period End Balance	Avg orig FICO	Avg Refreshed FICO	Period End Balance	Avg orig FICO	Avg Refreshed FICO
Origination Vintage
pre-2003	$46,628	688	686	$68,535	693	689
2003	134,820	721	731	191,650	723	732
2004	84,741	708	705	112,979	712	712
2005	239,744	719	714	304,444	721	716
2006	261,208	720	706	333,664	722	707
2007	364,488	728	712	464,712	731	715
2008	131,770	729	725	182,390	737	733
2009	77,922	750	749	117,535	752	754
2010	173,949	746	754	211,984	748	749
2011	449,788	761	759	159,749	757	755
2012	402,176	765	763	N/A	N/A	N/A

Total	$2,367,234	739	733	$2,147,642	731	724

Permanent Mortgage	June 30, 2012			June 30, 2011
(Dollars in thousands)	Period End Balance (a)	Avg orig FICO	Avg Refreshed FICO	Period End Balance (a)	Avg orig FICO	Avg Refreshed FICO
Origination Vintage
pre-2004	$140,986	724	731	$196,488	726	732
2004	10,896	716	692	13,822	724	700
2005	55,985	740	715	70,767	740	720
2006	102,491	735	707	142,381	732	686
2007	308,801	732	703	407,145	731	678
2008	136,548	742	713	229,372	736	679

Total	$755,707	733	712	$1,059,975	732	691

(a)	Balances as of June 30, 2012 and 2011 include $16.9 million and $44.9 million of restricted loan and secured borrowing balances.

Note 4 – Loans (Continued)

The following table reflects accruing delinquency amounts for the credit card and other portfolio classes.

	Credit Card		Other
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Accruing delinquent balances:
30-89 days past due	$1,569	$1,480	$369	$908
90+ days past due	1,286	1,141	339	10

Total	$2,855	$2,621	$708	$918

Nonaccrual and Past Due Loans

For all portfolio segments and classes, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments, but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where it continues to receive payments.

The following table reflects accruing and non-accruing loans by class on June 30, 2012:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non-Accruing	Total Loans
Commercial (C&I) :
General C&I	$6,189,015	$21,152	$1,735	$6,211,902	$43,834	$7,752	$30,903	$82,489	$6,294,391
Loans to mortgage companies	1,274,001	—	—	1,274,001	—	—	—	—	1,274,001
TRUPs (a)	338,180	—	—	338,180	—	—	74,793	74,793	412,973

Total C&I	7,801,196	21,152	1,735	7,824,083	43,834	7,752	105,696	157,282	7,981,365

Commercial real estate:
Income CRE	1,161,209	6,508	—	1,167,717	17,449	930	38,848	57,227	1,224,944
Residential CRE	44,413	5,973	—	50,386	19,505	921	18,413	38,839	89,225

Total commercial real estate	1,205,622	12,481	—	1,218,103	36,954	1,851	57,261	96,066	1,314,169

Consumer real estate:
HELOC (b)	3,410,676	31,603	20,401	3,462,680	13,852	1,906	9,892	25,650	3,488,330
R/E installment loans	2,322,870	18,593	10,588	2,352,051	8,297	1,421	5,465	15,183	2,367,234

Total consumer real estate	5,733,546	50,196	30,989	5,814,731	22,149	3,327	15,357	40,833	5,855,564

Permanent mortgage (b)	711,111	6,775	5,650	723,536	13,054	2,299	16,818	32,171	755,707

Credit card & other
Credit card	181,792	1,569	1,286	184,647	—	—	—	—	184,647
Other	91,535	369	339	92,243	268	—	1,800	2,068	94,311

Total credit card & other	273,327	1,938	1,625	276,890	268	—	1,800	2,068	278,958

Total loans, net of unearned	$15,724,802	$92,542	$39,999	$15,857,343	$116,259	$15,229	$196,932	$328,420	$16,185,763

(a)	Includes LOCOM valuation allowance $34.2 million.
(b)	Includes restricted real estate loans and secured borrowings.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on June 30, 2011:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I) :
General C&I	$5,999,416	$36,859	$398	$6,036,673	$70,532	$8,229	$52,773	$131,534	$6,168,207
Loans to mortgage companies	581,871	—	—	581,871	—	—	656	656	582,527
TRUPs (a)	349,519	—	—	349,519	—	—	80,008	80,008	429,527

Total C&I	6,930,806	36,859	398	6,968,063	70,532	8,229	133,437	212,198	7,180,261

Commercial real estate:
Income CRE	1,184,361	14,322	181	1,198,864	35,221	6,552	70,142	111,915	1,310,779
Residential CRE	103,254	9,392	—	112,646	30,430	1,105	38,676	70,211	182,857

Total commercial real estate	1,287,615	23,714	181	1,311,510	65,651	7,657	108,818	182,126	1,493,636

Consumer real estate:
HELOC (b)	3,794,849	41,577	25,909	3,862,335	13,332	1,550	7,542	22,424	3,884,759
R/E installment loans	2,099,708	22,627	10,656	2,132,991	10,429	1,168	3,054	14,651	2,147,642

Total consumer real estate	5,894,557	64,204	36,565	5,995,326	23,761	2,718	10,596	37,075	6,032,401

Permanent mortgage (b)	877,922	20,865	20,674	919,461	27,813	2,537	110,164	140,514	1,059,975

Credit card & other
Credit card	189,180	1,480	1,141	191,801	—	—	—	—	191,801
Other	93,173	908	10	94,091	6	—	9,475	9,481	103,572

Total credit card & other	282,353	2,388	1,151	285,892	6	—	9,475	9,481	295,373

Total loans, net of unearned	$15,273,253	$148,030	$58,969	$15,480,252	$187,763	$21,141	$372,490	$581,394	$16,061,646

(a)	Includes LOCOM valuation allowance $35.6 million.
(b)	Includes restricted real estate loans and secured borrowings.

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

For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 3 to 6 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as Home Affordable Modification Programs (“HAMP”). Within the HELOC, R/E installment loans, and permanent mortgage classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Contractual maturities may be extended up to 40 years on permanent mortgages and up to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

On June 30, 2012 and 2011, FHN had $338.8 million and $306.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $64.4 million and $45.2 million, or 19 percent and 15 percent of TDR balances,

Note 4 – Loans (Continued)

as of June 30, 2012 and 2011, respectively. Additionally, FHN had restructured $139.3 million and $70.1 million of loans held for sale as of June 30, 2012 and 2011, respectively. The rise in TDRs from 2011 resulted from increased consumer loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN.

The following table reflects modifications of portfolio loans occurring during the three and six month ended June 30, 2012, that have been classified as TDRs:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	7	$17,538	$17,444	11	$18,121	$18,020

Total commercial (C&I)	7	17,538	17,444	11	18,121	18,020

Commercial real estate:
Income CRE	3	546	529	6	8,507	8,358
Residential CRE	1	38	37	2	88	87

Total commercial real estate	4	584	566	8	8,595	8,445

Consumer real estate:
HELOC	60	6,562	6,522	94	10,643	10,595
R/E installment loans	51	5,635	4,654	110	13,178	12,265

Total consumer real estate	111	12,197	11,176	204	23,821	22,860

Permanent mortgage	24	19,774	19,998	62	49,667	50,062
Credit card & other:
Credit card	140	871	841	162	962	928

Total credit card & other	140	871	841	162	962	928

Total troubled debt restructurings	286	$50,964	$50,025	447	$101,166	$100,315

Note 4 – Loans (Continued)

The following table reflects receivables that became classified as TDRs within the previous 12 months for which there was a payment default during the three and six months ended June 30, 2012. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN defines payment default as generally 30 plus days past due.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	11	$9,069	18	$13,059
Loans to Mortgage Companies	—	—	—	—
TRUPs	—	—	—	—

Total commercial (C&I)	11	9,069	18	13,059

Commercial real estate:
Income CRE	5	6,086	10	8,444
Residential CRE	1	136	2	186

Total commercial real estate	6	6,222	12	8,630

Consumer real estate:
HELOC	6	420	16	1,630
R/E installment loans	11	1,476	29	3,182

Total consumer real estate	17	1,896	45	4,812

Permanent mortgage	3	772	3	772
Credit card & other:
Credit card	4	16	15	52
Other	—	—	—	—

Total credit card & other	4	16	15	52

Total troubled debt restructurings	41	$17,975	93	$27,325

The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer real estate loan on nonaccrual status if it is 30 or more days delinquent upon modification into a TDR. For commercial loans, nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by FHN upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. For consumer loans, FHN’s evaluation supporting the decision to return a modified loan to accrual status includes consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status, which is generally a minimum of six months. FHN may also consider a borrower’s sustained historical repayment performance for a reasonable time prior to the restructuring in assessing whether the borrower can meet the restructured terms, as it may indicate that the borrower is capable of servicing the level of debt under the modified terms. Otherwise, FHN will continue to classify restructured loans as nonaccrual. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over FHN’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of modification.

Note 5 – Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 15 – Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology and Note 14 – Derivatives for a discussion of how FHN hedges the fair value of MSR. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $21 billion and $26 billion of mortgage loans on June 30, 2012 and 2011, respectively, for which a servicing right has been capitalized.

Following is a summary of changes in capitalized MSR as of June 30, 2012 and 2011:

(Dollars in thousands)	First Liens	Second Liens	HELOC	Total
Fair value on January 1, 2011	$203,812	$262	$3,245	$207,319
Reductions due to loan payments	(12,685)	(21)	(101)	(12,807)
Reductions due to exercise of cleanup calls	(195)	—	—	(195)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(7,418)	—	—	(7,418)
Other changes in fair value	16	10	33	59

Fair value on June 30, 2011	$183,530	$251	$3,177	$186,958

Fair value on January 1, 2012	140,724	231	3,114	144,069
Reductions due to loan payments	(12,164)	(16)	(155)	(12,335)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(2,396)	—	—	(2,396)
Other changes in fair value	(79)	—	32	(47)

Fair value on June 30, 2012	$126,085	$215	$2,991	$129,291

Servicing, late, and other ancillary fees recognized within mortgage banking income were $15.0 million and $19.2 million for the three months ended June 30, 2012 and 2011, respectively, and $32.2 million and $40.1 million for six months ended June 30, 2012 and 2011, respectively. FHN services a portfolio of mortgage loans related to transfers by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $1.9 million and $3.6 million at June 30, 2012 and 2011, respectively. The aggregate principal balance serviced by FHN for these transactions was $.4 billion and $.5 billion at June 30, 2012 and 2011, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. On June 30, 2012 and 2011, FHN had $12.4 million and $23.6 million, respectively, of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within Other short-term borrowings in the Consolidated Condensed Statements of Condition.

Note 6 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2010	$162,180	$32,881
Amortization expense (b)	—	(2,368)
Impairment (c) (d)	(10,100)	—
Divestitures (d)	(16,397)	(2,129)

June 30, 2011	$135,683	$28,384

December 31, 2011	$133,659	$26,243
Amortization expense	—	(1,952)
Additions	583	368

June 30, 2012	$134,242	$24,659

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.
(b)	Amortization expense of $.3 million related to FHI and Msaver is included in Income/(loss) from discontinued operations, net of tax on the Consolidated Condensed Statements of Income.
(c)	See Note 16 – Restructuring, Repositioning, and Efficiency for further details related to goodwill impairments.
(d)	See Note 2 – Acquisitions and Divestitures for further details regarding goodwill related to divestitures.

The gross carrying amount of other intangible assets subject to amortization is $104.9 million on June 30, 2012, net of $80.2 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $2.0 million for the remainder of 2012, and $3.7 million, $3.5 million, $3.4 million, $3.2 million, and $3.0 million for the twelve-month periods of 2013, 2014, 2015, 2016, and 2017, respectively.

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

Note 6 – Intangible Assets (Continued)

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through June 30, 2012. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non-Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(104,023)	—	—	(104,023)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

December 31, 2010	$28,521	$36,238	$97,421	$162,180

Additions	—	—	—	—
Impairments	(10,100)	—	—	(10,100)
Divestitures	(16,397)	—	—	(16,397)

Net change in goodwill during 2011	(26,497)	—	—	(26,497)

Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(83,848)	—	—	(83,848)

June 30, 2011	$2,024	$36,238	$97,421	$135,683

Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2011	$—	$36,238	$97,421	$133,659

Additions	—	—	583	583
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2012	—	—	$583	$583

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

June 30, 2012	$—	$36,238	$98,004	$134,242

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
All other income and commissions:
Bankcard income	$5,705	$5,151	$11,320	$9,871
Bank-owned life insurance	4,659	4,920	9,431	9,735
Other service charges	3,212	2,819	6,505	5,672
ATM interchange fees	2,669	3,791	5,225	7,326
Electronic banking fees	1,632	1,536	3,338	3,070
Letter of credit fees	1,560	1,869	2,894	3,645
Deferred compensation (a)	(1,020)	221	2,099	1,200
Gains on extinguishment of debt	—	—	—	5,761
Other	4,434	7,427	10,255	11,726

Total	$22,851	$27,734	$51,067	$58,006

All other expense:
Losses from litigation and regulatory matters	$22,100	$38,260	$22,253	$40,585
Low income housing expense	4,214	4,973	8,822	9,670
Advertising and public relations	3,153	3,558	7,403	7,348
Other insurance and taxes	3,130	3,507	6,329	6,974
Travel and entertainment	2,435	2,137	4,299	3,907
Employee training and dues	1,230	1,342	2,322	2,589
Customer relations	1,348	1,152	2,203	2,422
Supplies	817	792	1,850	1,755
Bank examinations costs	800	1,117	1,599	2,235
Loan insurance expense	636	706	1,225	1,487
Federal service fees	328	291	649	755
Other	13,927	16,904	19,630	22,595

Total	$54,118	$74,739	$78,584	$102,322

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 – Earnings Per Share

The following tables provide a reconciliation of the numerators used in calculating earnings/(loss) per share attributable to common shareholders:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Income/(loss) from continuing operations	$(122,417)	$19,165	$(88,611)	$61,297
Income/(loss) from discontinued operations, net of tax	487	3,671	52	4,541

Net income/(loss)	(121,930)	22,836	(88,559)	65,838
Net income attributable to noncontrolling interest	2,844	2,844	5,688	5,688

Net income/(loss) available to common shareholders	$(124,774)	$19,992	$(94,247)	$60,150

Income/(loss) from continuing operations	$(122,417)	$19,165	$(88,611)	$61,297
Net income attributable to noncontrolling interest	2,844	2,844	5,688	5,688

Net income/(loss) from continuing operations available to common shareholders	$(125,261)	$16,321	$(94,299)	$55,609

The component of Income/(loss) from continuing operations attributable to FHN as the controlling interest holder of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA was $(125.3) million and $16.3 million during the three months ended June 30, 2012 and 2011, respectively, and $(94.3) million and $55.6 million during the six months ended June 30, 2012 and 2011, respectively.

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in thousands)	2012	2011	2012	2011
Weighted average common shares outstanding—basic	249,104	261,289	251,317	261,233
Effect of dilutive securities	—	1,467	—	2,457

Weighted average common shares outstanding—diluted	249,104	262,756	251,317	263,690

The following tables provide a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended June 30		Six Months Ended June 30
Earnings/(loss) per common share:	2012	2011	2012	2011
Income/(loss) per share from continuing operations available to common shareholders	$(0.50)	$0.06	$(0.38)	$0.21
Income/(loss) per share from discontinued operations, net of tax	—	0.02	—	0.02

Net income/(loss) per share available to common shareholders	$(0.50)	$0.08	$(0.38)	$0.23

Diluted earnings/(loss) per common share:
Diluted income/(loss) per share from continuing operations available to common shareholders	$(0.50)	$0.06	$(0.38)	$0.21
Diluted income/(loss) per share from discontinued operations, net of tax	—	0.02	—	0.02

Diluted income/(loss) per share available to common shareholders	$(0.50)	$0.08	$(0.38)	$0.23

Note 8 – Earnings Per Share (Continued)

For the three and six months ended June 30, 2012, all potential common shares were antidilutive due to the net loss attributable to common shareholders for these periods. For the three and six months ended June 30, 2011, the dilutive effect for all potential common shares was 1.5 million and 2.5 million, respectively. 10.5 million and 10.8 million stock options, with weighted average exercise prices of $21.54 and $24.44 per share for the three months ended June 30, 2012 and 2011, respectively, were excluded from diluted shares because including such shares would be antidilutive. 10.6 million and 10.2 million stock options, with weighted average exercise prices of $22.26 and $26.12 per share for the six months ended June 30, 2012 and 2011, respectively, were also excluded from diluted shares. Other equity awards of 3.4 million and .4 million for the three months ended June 30, 2012 and 2011, respectively, were excluded from diluted shares while other equity awards of 3.5 million and .2 million for the six months ended June 30, 2012 and 2011, respectively, were excluded from diluted shares because including such shares would have been antidilutive. The CPP common stock warrant, which was dilutive for the six-month period ended June 30, 2011, was repurchased in 2011 and is not included in diluted shares in 2012.

Note 9 – Contingencies and Other Disclosures

Contingencies

General

Contingent liabilities arise in the ordinary course of business, including those related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators and from other government authorities concerning various matters relating to FHN’s current or former lines of business. Certain matters of that sort are pending at this time, and FHN is cooperating with the authorities involved. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions are possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes loss contingency liabilities for litigation matters when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. A liability generally is not established when a loss contingency either is not probable or its amount is not reasonably estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance generally requires a liability to be established at the low end of the range.

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

Litigation – Loss Contingencies

Set forth below are discussions of certain pending or threatened litigation matters. These material loss contingency matters generally fall into the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported previously as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is unable to determine an amount of material loss liability; or (iii) FHN has determined that material loss is not probable but there is more than a slight chance of a material loss outcome for FHN. In the litigation matters falling into categories (i) and (ii), except as indicated, FHN has determined that there is more than a slight chance of a material loss outcome for FHN in excess of any currently established loss liabilities. In all litigation matters discussed, except as indicated, FHN has estimated a range of reasonably possible loss outcomes. In all litigation matters discussed FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2012, the aggregate amount of liabilities established for the litigation loss contingency matters discussed below was $22 million. In each potential loss contingency matter discussed below, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2012, FHN estimates that, for those litigation loss contingency matters discussed below as to which reasonably possible loss is estimable, reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $93 million.

Note 9 – Contingencies and Other Disclosures (Continued)

Branch Sale Litigation Matter

Manufacturers & Traders Trust Company (“M&T”) is pursuing an arbitration claim against FTBNA arising out of FTBNA’s sale of certain branch assets to M&T in 2007. M&T claims that FTBNA violated its obligations to repurchase home equity lines of credit (“HELOCs”) that it sold to M&T as part of the asset sale agreement. M&T alleges that the loans either are not in conformity with FTBNA’s representations about them or are insured and sold due to mutual mistake or both. At this time, as a result of rulings to date, the claim has become a demand that FTBNA repurchase certain HELOCs having an original principal balance of $45.5 million. At June 30, 2012, the HELOCs at issue included loans with an unpaid principal balance of $23.6 million and also included charged-off loans of $11.8 million. These HELOCs are not included in the mortgage repurchase pipeline discussed below as potential repurchase obligations, but instead are evaluated separately as part of this pending litigation matter based on specific facts and circumstances related to this loan sale. FHN’s estimate of reasonably possible loss for this matter, which is included in the aggregate range discussed above, is subject to significant uncertainties regarding: the potential remedies that might be available or awarded; the identity and value of assets FHN may be required to repurchase; and the unpredictable nature of the arbitration process. FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

Debit Transaction Sequencing Litigation Matter

FTBNA became a defendant in 2011 in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The case is styled as Hawkins v. First Tennessee Bank National Association, before the Circuit Court for Shelby County, Tennessee, Case No. CT-004085-11. The plaintiff seeks actual damages of at least $5 million, unspecified restitution of fees charged, and unspecified punitive damages, among other things. FHN’s estimate of reasonably possible loss for this matter, which is included in the aggregate range discussed above, is subject to significant uncertainties regarding: whether a class will be certified and, if so, the definition of the class; claims as to which no dollar amount is specified; the potential remedies that might be available or awarded; the outcome of potentially dispositive early-stage motions such as motions to dismiss; and the lack of discovery. FHN is aware that claims which appear to be somewhat similar have been brought against other financial institutions. Although this suit is in an early stage, FHN intends to defend itself vigorously.

VA Loan Guarantee Litigation Matter

In October 2011, FTBNA was served as a defendant in a qui tam action brought privately on behalf of the federal government against thirteen mortgage lenders. The case is styled as United States ex rel Bibby and Donnelly v. Wells Fargo Bank N.A. et al, before the U.S. District Court for the N.D. of Georgia, Case No. 1:06-CV-0547-MHS. The plaintiffs allege that defendants improperly disclosed and improperly charged certain fees related to certain VA guaranteed interest rate reduction refinancing loans. They assert that the alleged acts violated the regulations governing loans of that type as well as the federal False Claims Act. The plaintiffs seek unspecified restitution of loan guarantee benefits improperly claimed and unspecified treble damages, among other things. FHN’s estimate of reasonably possible loss for this matter, which is included in the aggregate range discussed above, is subject to significant uncertainties regarding: the specific loans involved; the dollar amounts claimed; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the availability of certain remedies; the impact of pre-litigation mitigating actions by defendants; the outcome of any settlement discussions; possible intervention by the federal government; and the lack of discovery. Certain defendants to this action have settled with the plaintiffs. Although this suit is in an early stage, FHN intends to defend itself vigorously.

Mortgage Securitization Litigation Matters

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

At the time this report is filed, FHN is one of multiple defendants in four lawsuits brought by investors which claim that the offering documents under which certificates were sold to them were materially deficient. The plaintiffs and venues of these suits are: (1) the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, in U.S. District Court for the Southern District of New York (Case No. 11-cv-6193 (PGG)); (2) Charles Schwab Corp. in the Superior Court of San Francisco, California (Case No. 10-501610); (3) Federal Home Loan Bank (“FHLB”) of Chicago in the Circuit Court of Cook County, Illinois (Case No. 10 CH 45033); and (4) Western & Southern Life Insurance Co, among others in the Court of Common Pleas, Hamilton County, Ohio (Case No. A1105352). Two of those suits were brought in the second half of 2010, and the other two were brought in the third quarter of 2011. The plaintiffs in the pending suits claim to have purchased a total of $1.1 billion of certificates in twelve separate securitizations related to FHN and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought. If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

Note 9 – Contingencies and Other Disclosures (Continued)

In some of these suits, underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in two other suits as to which investors claim to have purchased senior certificates in FHN securitizations having purchase prices totaling $201.3 million. The plaintiffs and venues of these suits are: FHLB of San Francisco in the Superior Court of San Francisco County, California (Case No. CGC-10-497840), $100.1 million total original purchase price; and Metropolitan Life Insurance Co. in the Supreme Court of New York County, New York (Index No. 651360-2012), $101.2 million total original purchase price. FHN has not been named a defendant in these additional suits.

Details concerning the original purchase amounts of the investments at issue in these six suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in most cases the securitization provided for sub-classifications within the Senior or Junior groups.

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
2005 (a)	$743,868	$—	$60,000	$—
2006 (a)	230,020	—	84,659	9,793
2007	106,298	—	50,000	7,084

Total	$1,080,186	$—	$194,659	$16,877

(a)	The amounts shown in the table which are the subject of the FHFA litigations include all of the Senior Alt-A loans from 2006 and $643,751 of the Senior Alt-A from 2005.

The original purchase amounts reported in this table do not reflect the cumulative amounts of principal and interest distributions received by investors over the past five to seven years. Such receipts generally would diminish any recovery a plaintiff might obtain.

The indemnity request for the Metropolitan Life matter was received in July 2012; performance information has not been obtained or analyzed at this time. Information on the performance of the securitizations related to the other five suits is available in monthly reports published by the trustee for the securitization trusts. Based on these reports, the ending certificate balance of the investments which are the subject of the remaining five lawsuits was $518.4 million as of the June 25, 2012 trust statements. Within that total, the ending certificate balance of the investments which are the subject of the FHFA lawsuit was $355.4 million, with approximately 80 percent of the remaining balances performing. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative losses. Cumulative losses on the FHFA investments which are the subject of the lawsuit as reported on the June 25, 2012 trust statements represent approximately 6 percent of the original principal amount underlying the certificates purchased. Recognized cumulative losses do not take into account outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; those advances may increase cumulative losses. Any such losses could be part of any recovery from FHN. Losses are often reported based on all of the certificates within a pool or group, which limits FHN’s ability to ascertain losses at the level of an investor’s specific certificate.

Although these six suits are in early stages, FHN intends to defend itself vigorously. For the FHLB of Chicago suit, FHN’s estimate of reasonably possible loss, which is included in the aggregate range discussed above, is subject to significant uncertainties regarding: the dollar amount claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the outcome of potentially dispositive early stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; the incomplete status of the discovery process; and the lack of precedent claims. For the other five suits, FHN is unable to estimate a range of reasonably possible loss due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase for those claims seeking asset repurchase; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims.

As discussed under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or other parties to transactions seeking indemnity. At June 30, 2012, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in securitizations at closing.

Note 9 – Contingencies and Other Disclosures (Continued)

Legal Claim Settlement Process – Mortgage Repurchase Pipeline

For several years FHN has received claims from government sponsored enterprises (“GSEs”), other government agencies, mortgage insurers, and others that FHN breached certain representations and warranties made in connection with whole-loan sales prior to September 2008. Generally such claims request or otherwise demand that FHN repurchase the loans or otherwise make the purchaser whole. FHN analyzes these claims using a pipeline approach. FHN reviews each claim in the pipeline and either offers to satisfy the claim or rejects the claim by asking the claimant to rescind it. FHN has established a material loss liability for probable incurred losses related to repurchase obligations for breaches of representations and warranties. As of June 30, 2012 none of these claims had become active litigation. These matters and the associated reserving methodologies are discussed under “Legacy Home Loan Sales and Servicing.”

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

Legacy Home Loan Sales and Servicing

Overview

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs the Federal National Mortgage Association (“Fannie Mae,” “Fannie,” or “FNMA”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” “Freddie,” or “FHLMC”). Federally insured or guaranteed whole loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae”, “Ginnie,” or “GNMA”). Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet criteria for whole loan sales to the GSEs, or insurance through Ginnie (collectively, the “Agencies”), were sold to investors, or certificate-holders, predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole loan sales to private purchasers and, to a lesser extent, through proprietary securitizations.

Regarding these past loan sale activities, FHN has exposure to potential loss primarily through two avenues. First, purchasers of these mortgage loans may request that FHN repurchase loans or make the purchaser whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties differ based on deal structure and counterparty. For whole-loan sales, a claimant generally would be the purchaser. For securitizations, a repurchase claimant generally would be a trustee. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. In addition, overlaying these avenues: some of the loans that were sold or securitized were insured and the insurance carrier may seek repurchase or make-whole remedies by claiming that FHN violated certain contractual representations and warranties made in connection with the insurance contract; and, some of the loans sold to non-Agency whole-loan purchasers were included in securitizations of the purchasers, and the purchasers may seek repurchase or indemnification for losses and expenses caused by such a violation by FHN. In some cases FHN retains the servicing of the loans sold or securitized and so has substantial visibility into the status of the loans; in many cases FHN does not retain servicing and has had very limited or no such direct visibility.

Note 9 – Contingencies and Other Disclosures (Continued)

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2000 through 2007, FHN securitized $47.0 billion of mortgage loans without recourse in First Horizon branded proprietary transactions. Of the amount originally securitized, $36.7 billion relates to securitization trusts that are still active; approximately 30 securitization trusts have been terminated due to clean-up calls exercised by FHN. A clean-up call is allowed when the unpaid principal balance falls to a low level. The exercise of a clean-up call results in termination of the pooling and servicing agreement and reacquisition by FHN of the related outstanding mortgage loans.

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

Loans Sold With Full or Limited Recourse

Although not a substantial part of FHN’s former business, FHN sold certain Agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, the Federal Housing Administration (“FHA”) insurance, or the Veteran’s Administration (“VA”) guaranty. On June 30, 2012 and 2011, the current unpaid principal balance (“UPB”) of single-family residential loans that were sold on a full recourse basis with servicing retained was $39.8 million and $52.3 million, respectively.

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

Agency Whole Loan Sales

Substantially all of the conventional, conforming mortgage loans originated by FHN were sold to the GSEs. Each agency has specific guidelines and criteria for originators and servicers of loans backing their respective securities, and the risk of credit loss with regard to the principal amount of the loans sold was generally transferred to the GSEs upon sale, or resides with the insuring government agency if the loans were guaranteed through Ginnie.

Generally these loans were sold without recourse for credit loss. However, if it is determined that the loans sold were in breach of representations or warranties required by the Agency and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the UPB or make the purchaser whole for the economic loss incurred by the purchaser of such loan. Such representations and warranties required by the Agencies typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan.

At the time of sale, FHN retained servicing rights for a majority of these mortgage loans sold. However, FHN has since sold (through the 2008 divestiture and bulk sales) servicing rights on a significant amount of the loans that were sold to or insured by Agencies. As of June 30, 2012, the original and current UPB of agency loans originated from 2005 and 2008 that FHN continues to service was $5.8 billion and $5.2 billion, respectively. A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to the GSEs. Since the divestiture of the national mortgage banking business in third quarter 2008 through June 30, 2012, Agencies have accounted for the vast majority of repurchase/make-whole claims received.

Note 9 – Contingencies and Other Disclosures (Continued)

First Horizon Proprietary Mortgage Securitizations

FHN originated and sold certain non-agency, nonconforming mortgage loans, Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through over 140 proprietary securitization trusts under the “First Horizon” (“FH”) name. Over 110 of these FH proprietary securitization trusts were active as of June 30, 2012. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts or other vehicles. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. Unlike servicing on loans sold to GSEs, FHN still services substantially all of the remaining loans sold through FH proprietary securitizations. As of June 30, 2012, the remaining UPB in active FH proprietary securitizations was $11.0 billion consisting of $6.7 billion Alt-A mortgage loans and $4.2 billion Jumbo mortgage loans. Representations and warranties were made to the trustee for the benefit of investors. As such, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of June 30, 2012, the repurchase request pipeline contained no repurchase requests related to FH first lien proprietary mortgage securitizations based on representations and warranties.

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

Also unlike loans sold to the GSEs through nonrecourse whole loan sales, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, investors could pursue (and in certain cases mentioned below, are pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. Claims for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes, and the statutory remedies typically could include rescission of the investment or monetary damages measured in relation to the original investment made. Any such statutory claim would be subject to applicable limitation periods and other statutory defenses. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort are likely to be resolved in a litigation context in most cases, unlike most of the GSE repurchase requests. The analysis of loss content and establishment of appropriate liabilities in those cases would follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case, a determination whether material loss is probable, and (if so) an estimation of the amount of ultimate loss, if any can be estimated. FHN expects most litigation claims to take much longer to resolve than repurchase requests typically have taken.

Note 9 – Contingencies and Other Disclosures (Continued)

Monoline insurance is a form of credit enhancement provided to a securitization by a third party insurer. Subject to the terms and conditions of the policy, the insurer guarantees payments of accrued interest and principal due to the investors. None of the FH proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. In certain limited situations, insurance was provided for a specific senior retail class of holders within individual securitizations. The aggregate insured certificates totaled $128.4 million of original certificate balance. FHN’s exercise of clean-up calls contained some of these insured certificates; therefore, the original certificate balance of insured certificates related to active securitization trusts was $103.4 million as of June 30, 2012. The trustee statement dated June 25, 2012 reported to FHN that the remaining outstanding certificate balance for these classes was $97.1 million. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level classes.

Four government entities acting on behalf of several purchasers of FH and other securitizations have subpoenaed information from FHN and others. In 2009 FHN was subpoenaed by the federal regulator of credit unions, the National Credit Union Administration (“NCUA”), related to securitization investments by two federal credit unions. There has been little communication with FHN associated with this matter for a period of two years. FHN has been subpoenaed by the FHFA acting as conservator for Fannie Mae and Freddie Mac related to securitization investments by those institutions. In addition, the FHLB of San Francisco has subpoenaed FHN for purposes of a loan origination review related to certain of its securitization investments. Collectively, the NCUA, FHFA and FHLB of San Francisco subpoenas seek information concerning thirteen FH first lien securitizations and one FH HELOC securitization during the years 2005 and 2006. In addition, the FDIC acting on behalf of certain failed banks has also subpoenaed FHN related to FH securitization investments by those institutions. The FDIC and FHLB San Francisco subpoenas also concern loans sold by FHN to non-Agency purchasers on a whole-loan basis which were included by those purchasers in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. FHN therefore is unable to identify the loans under review or the dollar amounts involved in the FDIC and FHLB San Francisco subpoenas. The FHFA subpoena overlaps substantially with the ongoing litigation matter mentioned above under “Litigation – Loss Contingencies” but does cover an additional securitization.

These subpoenas relate to ongoing reviews which ultimately could result in claims against FHN. The original and current (as of the June 25, 2012 trust statements) combined first lien certificate balances of the related FH securitizations in which the two credit unions invested, were $321.6 million and $145.9 million, respectively. The original and current (as of the June 25, 2012 trust statements) HELOC certificate balances of the related FH securitization in which one of the two credit unions invested was $299.8 million and $108.0 million. The original and current certificate balances of the FH securitizations in which the FHLB SF invested are $601.1 million and $201.3 million respectively. There are limitations as to FHN’s knowledge of the amount of investments made that are subject to the FDIC subpoena. As mentioned above, FHN does not know which pools or what portions of those pools the institutions represented by the FDIC purchased. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline.

Other First Horizon Proprietary Securitizations

FHN also originated and sold home equity lines and second lien loans through seven FH proprietary securitization trusts, six of which related to HELOC loans. As of June 30, 2012, only three of the HELOC securitizations remain active as a result of clean-up calls exercised by FHN in first quarter 2012, and the second lien securitization was called by FHN in second quarter 2012. Each trust issued notes backed by these loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. The Trustee statements dated June 25, 2012, reported that the cumulative original and current outstanding note balances of the three active HELOC securitizations were $1.0 billion and $.4 billion, respectively.

The loans in the remaining active FH HELOC securitization trusts are included on FHN’s balance sheet in accordance with Generally Accepted Accounting Principles either as consolidated variable interest entities (“VIEs”) or because the securitization did not qualify for sale treatment. These loans and the associated credit risk are reflected in FHN’s consolidated financial statements. As of June 30, 2012, the loans related to the consolidated VIEs and the associated ALLL are reflected as “restricted” on the Consolidated Condensed Statements of Condition.

The asset-backed notes issued in the FH HELOC securitizations were “wrapped” by monoline insurers. FHN understands that some monoline insurers have commenced lawsuits against other originators of asset-backed securities seeking to cancel policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice from a monoline insurer of any such lawsuit. The monoline insurers also have certain contractual rights to pursue repurchase and indemnification. In response to unreimbursed insurance draws resulting from insufficient remittances to investors, the monoline insurer of two of FHN’s HELOC securitizations exercised its rights to review the performance of these HELOC securitizations and, with respect to charged off loans, to review loan origination and servicing files, underwriting guidelines, and payment histories. During third and fourth quarters of 2011, the insurer began requesting indemnification and repurchase of specific loans, based on the review. As a result of an agreement FHN transferred servicing of some of the HELOC loans to a servicer that specializes in collections and recoveries. During the first quarter

Note 9 – Contingencies and Other Disclosures (Continued)

of 2012, a second monoline insurer of a third HELOC securitization provided notice to FHN of its intent to conduct a loan file review in response to unreimbursed insurance draws. Because the underlying loans and their associated loss content are recorded on FHN’s balance sheet, FHN reviews the portfolio each quarter for inherent loss and has established reserves for loss content. For that reason, FHN does not include these requests in the repurchase pipeline reported for first lien mortgages, and FHN believes that any ultimate cash payouts related to these loans are unlikely to have any material impact upon FHN’s financial results as such payouts would be reflected as reductions to the existing balance of restricted or secured term borrowings. Additionally, advances made by monoline insurers for the benefit of security holders have been recognized within restricted or secured term borrowings in the Consolidated Condensed Statements of Condition (as the insurers have a higher priority to cash flows from the securitization trusts than FHN).

Other Whole Loan Sales

FHN has sold first lien mortgages without recourse through whole loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of June 30, 2012, the amount of repurchase/make-whole claims related to private whole loan sales was negligible. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Many of these loans were included by the purchasers in non-FH securitizations. FHN’s contractual representations and warranties to these loan purchasers included indemnity covenants for losses and expenses applicable to the securitization caused by FHN’s breach. FHN has received indemnification requests from UBS Securities LLC and Citigroup (CGMI, CGMRC and CMLTI). In addition, a trustee for one of these securitizations has commenced a legal proceeding against FHN for repurchase of loans. The trustee is basing its claim, in part, on an assignment of contractual rights FHN gave to FHN’s loan purchaser. These indemnification requests and the repurchase proceeding are not included in the repurchase pipeline.

Private Mortgage Insurance

Private mortgage insurance (“MI”) was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline. FHN tracks and monitors MI cancellation notices received and considers the amount of loans sold to GSEs where MI coverage has ultimately been lost when assessing the overall adequacy of FHN’s repurchase liability. As of June 30, 2012 and 2011, $393.7 million and $208.9 million, respectively, of loans sold or securitized have lost MI coverage.

Established Repurchase Liability

In second quarter 2012, significant new information was received from Fannie Mae, including information relating to loans previously transferred and no longer serviced by FHN. As a result, FHN revised its estimate of losses associated with repurchase obligations for loans sold to Fannie and Freddie. Such new information includes: Trends and status of loans currently selected for review and potential repurchase demand; information about loans, by vintage year, concerning portfolio attrition, delinquency, default, payoff, and unpaid balance; and information supporting anticipated future selections (for review and potential repurchase demand) from liquidated loans and seriously delinquent loan pools. Based on this new information and experience to date, FHN has evaluated its loan repurchase exposure as mentioned above and has accrued for losses of $360.5 million and $171.9 million as of June 30, 2012 and 2011, respectively. A vast majority of this liability relates to obligations associated with the sale of first lien mortgages to GSEs through the legacy mortgage banking business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

FHN services a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $21 billion as of June 30, 2012. A substantial portion of the first lien portfolio is serviced through a subservicer. The first lien portfolio is held primarily by private security holders and GSEs, with less significant portions held by other private investors. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) the liquidation proceeds of the property securing the loan, in the case of private securitizations and (2) the proceeds of the foreclosure sale by the

Note 9 – Contingencies and Other Disclosures (Continued)

government agency, in the case of government agency-owned loans. As of June 30, 2012 and 2011, FHN has recognized servicing and P&I advances of $318.9 million and $281.3 million, respectively. Servicing and P&I advances are included in Other assets on the Consolidated Condensed Statements of Condition.

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

For several years governmental officials and agencies have scrutinized industry foreclosure practices, particularly in judicial foreclosure states. The initial focus on judicial foreclosure practices of financial institutions nationwide expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities. All of the changes to servicing practices arising out of this activity including those described below could impact FHN through increased operational and legal costs. FHN continues to review, monitor, and revise, as appropriate, its foreclosure processes and coordinated loss mitigation practices with the goal of conforming them to evolving servicing requirements.

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

In 2011 regulators entered into consent decrees with several institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer is subject to a consent decree and its parent company recently agreed to pay related monetary sanctions. The 2008 subservicer has advised FHN that it has implemented or was in the process of implementing the new standards as the subservicing relationship terminated in August 2011. In accordance with the terms of the consent decree, the 2008 subservicer had commenced an independent third party assessment of its foreclosure processes and is participating in a regulator-prescribed foreclosure claims review process which is scheduled for completion on December 31, 2012. As a result of the above examinations, in June 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, testing and file review. FHN has reviewed the Supervisory Guidance and utilized a third party consultant to assist in its self-assessment of its foreclosure management process relating to all its mortgage servicing, including that conducted by the 2011 subservicer. The assessment of FHN and the 2011 subservicer was completed in the fourth quarter of 2011; FHN is implementing changes to strengthen its processes including additional oversight and review processes. Also in connection with the 2008 subservicer’s third party assessment process, FHN and its 2011 subservicer will cooperate with the 2008 subservicer to identify and correct any servicing deficiencies in foreclosure or loss mitigation that might impact FHN’s subserviced loans including claims identified in the consent decree claim review process.

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

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts in connection with FHN’s transfer of subservicing to its 2011 subservicer in the amount of $5.8 million. The 2008 subservicer also is seeking reimbursement for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and Supervisory Guidance relating to foreclosure review (collectively, “foreclosure review”), alleging that FHN has either an implied agreement to participate in and share in such cost or was obligated to do so under the subservicing agreement. The foreclosure review expenditures for which the 2008 subservicer presently seeks reimbursement are approximately $7.4 million. The 2008 subservicer has indicated that additional reimbursement requests will be made as the foreclosure review continues. FHN disputes that it has any responsibility or liability for either demand under the 2008 subservicing agreement or otherwise. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously.

Note 9 – Contingencies and Other Disclosures (Continued)

Other Disclosures – Visa Matters

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

FHN’s Visa shares are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the final resolution of the covered litigation. As a result of Visa’s escrow funding in December 2011, the conversion ratio was reduced to 43 percent in February 2012, effective as of December 29, 2011. On July 13, 2012, Visa and MasterCard announced a joint settlement related to outstanding litigation matters. Based on the amount of the settlement attributable to Visa, and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the settlement did not have material impact on FHN. Visa funded an additional $150 million into the escrow account in July 2012, which resulted in a decline in the conversion rate to 42 percent. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.

In conjunction with the prior sales of Visa class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa class B shares into Visa class A shares is adjusted. In March 2011, Visa deposited an additional $400 million into the escrow account. Accordingly, FHN reduced its contingent liability by $3.3 million to $1.4 million through a credit to noninterest expense in first quarter 2011. This escrow funding also resulted in a cash payment to the derivative counterparty of $.7 million in second quarter 2011. In July 2012, FHN made a payment to the counterparty as a result of Visa’s escrow funding.

As of June 30, 2012 and 2011, the derivative liabilities were $3.5 million and $1.3 million, respectively.

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

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. These other non-qualified pension plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Contributions to non-qualified plans were $3.8 million for 2011 and FHN anticipates making a $9 million contribution in 2012.

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

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$4,351	$4,301	$124	$144
Interest cost	8,295	8,147	556	552
Expected return on plan assets	(9,947)	(11,724)	(230)	(297)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	184	246
Prior service cost/(credit)	100	104	(2)	(2)
Actuarial (gain)/loss	8,824	5,027	(153)	(260)

Net periodic benefit cost	$11,623	$5,855	$479	$383

Note 10 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$8,703	$8,602	$248	$288
Interest cost	16,589	16,294	1,112	1,104
Expected return on plan assets	(19,893)	(23,446)	(461)	(596)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	368	492
Prior service cost/(credit)	199	208	(4)	(4)
Actuarial (gain)/loss	17,648	10,054	(306)	(520)

Net periodic benefit cost	$23,246	$11,712	$957	$764

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

Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. This assignment and allocation has been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Consolidated
Net interest income	$172,675	$172,860	$344,604	$345,615
Provision for loan losses	15,000	1,000	23,000	2,000
Noninterest income	158,907	187,593	361,348	383,929
Noninterest expense	527,177	344,455	849,171	658,252

Income/(loss) before income taxes	(210,595)	14,998	(166,219)	69,292
Provision/(benefit) for income taxes	(88,178)	(4,167)	(77,608)	7,995

Income/(loss) from continuing operations	(122,417)	19,165	(88,611)	61,297
Income/(loss) from discontinued operations, net of tax	487	3,671	52	4,541

Net income/(loss)	$(121,930)	$22,836	$(88,559)	$65,838

Average assets	$25,014,635	$24,518,015	$25,107,504	$24,543,948

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 11 – Business Segment Information (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Regional Banking
Net interest income	$147,204	$135,583	$293,277	$269,942
Provision/(provision credit) for loan losses	4,828	(13,748)	(2,598)	(26,152)
Noninterest income	64,838	67,853	124,739	134,174
Noninterest expense	142,428	143,346	281,787	291,140

Income/(loss) before income taxes	64,786	73,838	138,827	139,128
Provision/(benefit) for income taxes	23,362	27,075	50,375	50,968

Net income/(loss)	$41,424	$46,763	$88,452	$88,160

Average assets	$12,354,917	$11,113,268	$12,292,457	$11,095,675

Capital Markets
Net interest income	$5,613	$5,509	$11,297	$11,012
Noninterest income	74,964	77,925	181,739	168,005
Noninterest expense	60,886	103,383	141,188	176,946

Income/(loss) before income taxes	19,691	(19,949)	51,848	2,071
Provision/(benefit) for income taxes	7,421	(7,756)	19,661	650

Net income/(loss)	$12,270	$(12,193)	$32,187	$1,421

Average assets	$2,384,449	$2,259,309	$2,367,635	$2,160,843

Corporate
Net interest income/(expense)	$(4,110)	$412	$(8,837)	$81
Noninterest income	3,838	8,850	13,104	21,558
Noninterest expense	19,374	36,287	41,895	56,959

Income/(loss) before income taxes	(19,646)	(27,025)	(37,628)	(35,320)
Provision/(benefit) for income taxes	(12,922)	(18,917)	(24,727)	(29,537)

Net income/(loss)	$(6,724)	$(8,108)	$(12,901)	$(5,783)

Average assets	$5,295,278	$5,089,016	$5,362,173	$5,099,088

Non-Strategic
Net interest income	$23,968	$31,356	$48,867	$64,580
Provision for loan losses	10,172	14,748	25,598	28,152
Noninterest income	15,267	32,965	41,766	60,192
Noninterest expense	304,489	61,439	384,301	133,207

Income/(loss) before income taxes	(275,426)	(11,866)	(319,266)	(36,587)
Provision/(benefit) for income taxes	(106,039)	(4,569)	(122,917)	(14,086)

Income/(loss) from continuing operations	(169,387)	(7,297)	(196,349)	(22,501)
Income/(loss) from discontinued operations, net of tax	487	3,671	52	4,541

Net income/(loss)	$(168,900)	$(3,626)	$(196,297)	$(17,960)

Average assets	$4,979,991	$6,056,422	$5,085,239	$6,188,342

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Loan Sales and Securitizations

Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. Since that time FHN has focused the originations of mortgages within its regional banking footprint. FHN no longer retains financial interests in loans it transfers to third parties. During second quarter 2012, FHN transferred $45.4 million of single-family residential mortgage loans in whole loan sales resulting in $1.1 million of net pre-tax gains. During second quarter 2011, FHN transferred $54.4 million of single-family residential mortgage loans in whole loan sales resulting in $.9 million of net pre-tax gains. During the six months ended June 30, 2012, FHN transferred $98.8 million of single-family residential mortgage loans in whole loan sales resulting in $2.0 million of net pre-tax gains. During the six months ended June 30, 2011, FHN transferred $192.6 million of single-family residential mortgage loans in whole loan sales resulting in $3.5 million of net pre-tax gains.

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

In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. During second quarter 2012 and 2011, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest. In second quarter 2012 and 2011, FHN received annual servicing fees approximating .50 percent of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 – Mortgage Servicing Rights.

The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2012 and 2011 are as follows:

	June 30, 2012			June 30, 2011
	First	Second		First	Second
(Dollars in thousands except for annual cost to service)	Liens	Liens	HELOC	Liens	Liens	HELOC
Fair value of retained interests	$126,085	$215	$2,991	$183,530	$251	$3,177
Weighted average life (in years)	3.9	2.9	2.8	4.3	2.9	2.6
Annual prepayment rate	21.4%	26.0%	26.6%	20.0%	26.0%	29.4%
Impact on fair value of 10% adverse change	$(6,698)	$(14)	$(179)	$(9,109)	$(16)	$(229)
Impact on fair value of 20% adverse change	(12,792)	(26)	(344)	(17,448)	(31)	(439)
Annual discount rate on servicing cash flows	11.8%	14.0%	18.0%	11.6%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(3,486)	$(6)	$(93)	$(5,304)	$(7)	$(96)
Impact on fair value of 20% adverse change	(6,765)	(11)	(181)	(10,273)	(14)	(187)
Annual cost to service (per loan) (a)	$116	$50	$50	$118	$50	$50
Impact on fair value of 10% adverse change	(3,014)	(5)	(46)	(3,830)	(6)	(51)
Impact on fair value of 20% adverse change	(6,007)	(10)	(91)	(7,633)	(11)	(101)
Annual earnings on escrow	1.4%	—	—	1.4%	—	—
Impact on fair value of 10% adverse change	$(824)	—	—	$(1,727)	—	—
Impact on fair value of 20% adverse change	(1,648)	—	—	(3,454)	—	—

(a)	Amounts represent market participant based assumptions.

Note 12 – Loan Sales and Securitizations (Continued)

The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2012 and 2011, are as follows:

	June 30, 2012		June 30, 2011
(Dollars in thousands)	Excess Interest IO	Certificated PO	Excess Interest IO	Certificated PO
Fair value of retained interests	$14,669	$5,667	$22,643	$8,775
Weighted average life (in years)	3.9	2.6	4.5	4.9
Annual prepayment rate	19.2%	32.0%	17.1%	25.6%
Impact on fair value of 10% adverse change	$(678)	$(321)	$(978)	$(303)
Impact on fair value of 20% adverse change	(1,304)	(673)	(1,893)	(594)
Annual discount rate on residual cash flows	13.3%	82.2%	13.1%	18.7%
Impact on fair value of 10% adverse change	$(548)	$(253)	$(926)	$(439)
Impact on fair value of 20% adverse change	(1,053)	(482)	(1,773)	(872)

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

FHN also engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions in second quarter 2012 and 2011 were reasonable based on the price discovery process.

Note 12 – Loan Sales and Securitizations (Continued)

For the three and six months ended June 30, 2012 and 2011, cash flows received and paid related to loan sales and securitizations were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Proceeds from initial sales	$46,452	$54,621	$100,748	$193,823
Servicing fees retained (a)	15,494	19,843	33,226	41,335
Purchases of GNMA guaranteed mortgages	27,684	15,704	62,715	37,911
Purchases of previously transferred financial assets (b)	75,118	88,444	141,918	141,636
Other cash flows received on retained interests	3,554	1,859	5,219	4,062

(a)	Includes servicing fees on MSR associated with loan sales and purchased MSR.
(b)	Includes repurchases of both delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also includes buyouts from GSEs in order to facilitate foreclosures.

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount delinquent loans, and the net credit losses during the three and six months ended June 30, 2012 and 2011 are as follows:

	Principal Amount of Residential Real Estate Loans (a) (b) (c)		Net Credit Losses (c)
	On June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
Total loans managed or transferred	$16,616,012	$19,703,040	$112,398	$127,649	$228,884	$255,998

(a)	Amounts represent real estate residential loans in FHN’s portfolio, held-for-sale, and loans that have been transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. Also includes $6.9 billion and $8.9 billion of loans transferred to GSEs with any type of retained interest on June 30, 2012 and 2011, respectively.
(b)	On June 30, 2012 and 2011, includes $.7 billion and $.9 billion, respectively, where the principal amount is 90 days or more past due or nonaccrual. Included in these amounts are $38.8 million and $39.9 million of GNMA guaranteed mortgages on June 30, 2012 and 2011, respectively.
(c)	No delinquency or net credit loss data is provided for the loans transferred to FNMA or FHLMC because these agencies retain credit risk. See Note 9—Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs or private investors.

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

Included in the June 30, 2012 balance of consolidated proprietary residential mortgage securitizations is one HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. This securitization trust is currently consolidated by FHN due to its status as the Master Servicer for the securitization and the retention of a significant residual interest. Consistent with the consolidated nature of this trust, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

In first quarter 2012, FHN agreed with the monoline insurers for two of FHN’s proprietary consumer loan securitizations to relinquish its status as Master Servicer. Accordingly, these trusts were de-consolidated prospectively from the time of the agreement.

In March 2012, FHN completed cleanup calls on three previously consolidated on-balance sheet consumer loan securitizations and the associated trusts were extinguished. One additional cleanup call was completed in April 2012.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of June 30, 2012 and 2011:

	2012		2011
	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$1,805	N/A
Loans, net of unearned income	129,319	N/A	694,031	N/A
Less: Allowance for loan losses	6,046	N/A	33,030	N/A

Total net loans	123,273	N/A	661,001	N/A

Other assets	2,606	59,650	13,983	62,207

Total assets	$125,879	$59,650	$676,789	$62,207

Liabilities:
Noninterest-bearing deposits	$—	$—	$903	N/A
Term borrowings	120,553	N/A	682,764	N/A
Other liabilities	21	48,991	49	55,387

Total liabilities	$120,574	$48,991	$683,716	$55,387

Nonconsolidated Variable Interest Entities

Low Income Housing Partnerships. First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary of FTBNA, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs because FTHC, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries because managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and the general partners are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.

New Market Tax Credit LLCs. First Tennessee New Markets Corporation (“FTNMC”), a wholly-owned subsidiary of FTBNA, makes equity investments through wholly-owned subsidiaries as a limited member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include serving or providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of FTNMC’s investment in an NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs because FTNMC, as the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTNMC could absorb losses that are significant to the NMTC LLCs as it has a risk of loss for its initial capital contributions, the managing members are considered the primary beneficiaries because managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond FTNMC’s initial capital contributions.

Small Issuer Trust Preferred Holdings. FTBNA holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (“trust preferreds”) for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of FTBNA. These trusts meet the definition of a VIE because the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. Based on the nature of the trusts’ activities and the size of FTBNA’s holdings, FTBNA could potentially receive benefits or absorb losses that are significant to the trusts regardless of whether a majority of a trust’s securities are held by FTBNA. However, since FTBNA is solely a holder of the trusts’ securities, it has no rights which would give it the power to direct the activities that most significantly impact the trusts’ economic performance and thus it is not considered the primary beneficiary of the trusts. FTBNA has no contractual requirements to provide financial support to the trusts.

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

Proprietary Trust Preferred Issuances. FHN has previously issued junior subordinated debt totaling $206.2 million to First Tennessee Capital II (“Capital II”). Capital II is considered a VIE because FHN’s capital contributions to this trust are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trust have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. FHN is not the trust’s primary beneficiary because FHN’s capital contributions to the trust are not considered variable interests as they are not “at risk”. Consequently, Capital II is not consolidated by FHN.

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

Prior to third quarter 2008, FHN transferred first lien mortgages that were included in Agency-sponsored securitizations and retained MSR and in certain situations various other interests. Except for recourse due to breaches of standard representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. The Agencies’ or designated third parties status as Master Servicer and the rights they hold consistent with their guarantees on the securities issued provide them with the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, such trusts are not consolidated by FHN as it is not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that are significant to the trusts.

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

The non-consolidated proprietary residential mortgage securitizations as of June 30, 2012 consist of two HELOC securitization trusts that have entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into securitization trusts and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. These securitization trusts are not consolidated by FHN because it is not the Master Servicer for the securitizations. FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precludes sale accounting for the related securitization transactions. Thus, even though FHN is not the Master Servicer, the related transactions are accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s Consolidated Condensed Financial Statements.

Note 13 – Variable Interest Entities (Continued)

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2012:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$62,224	$—	Other assets
New market tax credit LLCs (b) (c)	20,519	—	Other assets
Small issuer trust preferred holdings (d)	447,156	—	Loans, net of unearned income
On-Balance sheet trust preferred securitization	61,455	52,718	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary & agency residential mortgage securitizations	453,238	—	(g)
On-Balance sheet consumer loan securitizations	10,337	324,745	(h)
Holdings of agency mortgage-backed securities (d)	3,568,309	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	473	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	94,969	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $61.8 million of current investments and $.5 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized because investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $15.3 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $52.7 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $75.2 million and $38.5 million classified as MSR and $8.7 million and $11.9 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $318.9 million are classified as Other assets.
(h)	Includes $335.1 million classified as Loans, net of unearned income which are offset by $324.7 million classified as Term borrowings.
(i)	Includes $595.2 million classified as Trading securities and $3.0 billion classified as Securities available for sale.
(j)	Maximum loss exposure represents $93.3 million of current receivables and $1.7 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2011:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$79,613	$—	Other assets
Small issuer trust preferred holdings (c)	465,157	—	Loans, net of unearned income
On-Balance sheet trust preferred securitization	62,411	51,750	(d)
Proprietary trust preferred issuances (e)	N/A	206,186	Term borrowings
Proprietary & agency residential mortgage securitizations	375,669	—	(f)
Holdings of agency mortgage-backed securities (c)	3,420,924	—	(g)
Short positions in agency mortgage-backed securities (e)	N/A	360	Trading liabilities
Commercial loan troubled debt restructurings (h) (i)	105,482	—	Loans, net of unearned income
Managed discretionary trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $79.1 million of current investments and $.6 million of contractual funding commitments. Only the current investment amount is included in Other Assets.
(b)	A liability is not recognized because investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $51.8 million classified as Term borrowings.
(e)	No exposure to loss due to the nature of FHN’s involvement
(f)	Includes $94.1 million and $65.6 million classified as MSR and $12.8 million and $18.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $281.3 million are classified as Other assets and is offset by aggregate custodial balances of $97.0 million classified as Noninterest-bearing deposits.
(g)	Includes $495.3 million classified as Trading securities and $2.9 billion classified as Securities available for sale.
(h)	Maximum loss exposure represents $101.9 million of current receivables and $3.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with its counterparties to limit credit risk. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates, mortgage loan prepayment speeds, or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

On June 30, 2012 and 2011, respectively, FHN had $201.5 million and $163.0 million of cash receivables and $148.4 million and $156.8 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds, with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions which require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $245.7 million of assets and $41.0 million of liabilities on June 30, 2012, and $198.1 million of assets and $38.3 million of liabilities on June 30, 2011. As of June 30, 2012 and 2011, FHN had received collateral of $279.5 million and $247.5 million and posted collateral of $44.1 million and $41.4 million, respectively, in the normal course of business related to these contracts.

Note 14 – Derivatives (Continued)

Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $247.2 million of assets and $191.5 million of liabilities on June 30, 2012, and $200.2 million of assets and $158.1 million of liabilities on June 30, 2011. As of June 30, 2012 and 2011, FHN had received collateral of $279.5 million and $247.5 million and posted collateral of $190.5 million and $158.8 million, respectively, in the normal course of business related to these agreements.

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

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three and six months ended June 30, 2012 and 2011:

				Gains/(Losses)	Gains/(Losses)
	June 30, 2012			Three Months Ended	Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities	June 30, 2012	June 30, 2012
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a)(b)	$1,961,000	$18,712	$1,091	$10,943	$9,632
Interest Rate Swaps and Swaptions (a)(b)	$2,136,600	$4,859	$18,330	$(3,466)	$918
Hedged Items:
Mortgage Servicing Rights (b)(c)	N/A	$126,164	N/A	$(4,131)	$900
Other Retained Interests (b)(d)	N/A	$20,567	N/A	$(1,513)	$(553)

				Gains/(Losses)	Gains/(Losses)
	June 30, 2011			Three Months Ended	Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities	June 30, 2011	June 30, 2011
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures (a)(b)	$2,925,000	$5,654	$6,311	$10,391	$6,348
Interest Rate Swaps and Swaptions (a)(b)	$6,221,000	$39,785	$26,934	$14,885	$22,224
Hedged Items:
Mortgage Servicing Rights (b)(c)	N/A	$183,364	N/A	$(10,457)	$(3,325)
Other Retained Interests (b)(d)	N/A	$31,623	N/A	$597	$2,641

(a)	Assets included in the Other assets section of the Consolidated Condensed Statements of Condition. Liabilities included in the Other liabilities section of the Consolidated Condensed Statements of Condition.
(b)	Gains/losses included in the Mortgage banking income section of the Consolidated Condensed Statements of Income.
(c)	Assets included in the Mortgage servicing rights section of the Consolidated Condensed Statements of Condition.
(d)	Assets included in the Trading securities section of the Consolidated Condensed Statements of Condition.

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its

Note 14 – Derivatives (Continued)

securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Other assets and Other liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $68.2 million and $71.2 million for the three months ended June 30, 2012 and 2011, respectively, and $166.7 million and $154.4 million for the six months ended June 30, 2012 and 2011, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

The following table summarizes FHN’s derivatives associated with capital markets trading activities as of June 30, 2012 and 2011:

	June 30, 2012
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,502,164	$130,705	$1,498
Offsetting Upstream Interest Rate Contracts	1,502,164	1,498	130,705
Forwards and Futures Purchased	3,085,323	1,001	2,553
Forwards and Futures Sold	3,444,049	2,810	3,786

	June 30, 2011
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,458,306	$72,576	$1,537
Offsetting Upstream Interest Rate Contracts	1,458,306	1,537	72,576
Forwards and Futures Purchased	3,397,605	5,318	1,785
Forwards and Futures Sold	3,771,659	1,228	8,413

Interest Rate Risk Management

FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and interest-bearing liabilities have different maturity or repricing characteristics. FHN uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers that includes customer derivatives paired with offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in Noninterest expense on the Consolidated Condensed Statements of Income.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $904.0 million on both June 30, 2012 and 2011. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $86.9 million and $101.7 million in Other assets on June 30, 2012 and 2011, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet impact of this swap was $27.9 million and $11.4 million in Other assets as of June 30, 2012 and 2011, respectively. There was no ineffectiveness related to this hedge. Interest paid or received for this swap was recognized as an adjustment of the interest expense of the liability whose risk is being managed.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain subordinated debt totaling $200 million on both June 30, 2012 and 2011. The balance sheet impact of these swaps was $1.1 million and $12.0 million in Other liabilities on June 30, 2012 and 2011, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In April 2012, the counterparty called the swap associated with the $200 million of subordinated debt. FHN discontinued hedge accounting and the cumulative basis adjustments to the associated subordinated debt are being amortized as an adjustment to interest expense over its remaining term. FHN entered into a new interest rate swap to hedge the interest rate risk associated with this debt. The swap qualifies for hedge accounting using the long-haul method.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2012 and 2011:

					Gains/(Losses)	Gains/(Losses)
	June 30, 2012				Three Months Ended	Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		June 30, 2012	June 30, 2012
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$994,512	$65,982	$389		$2,206	$(3,583)
Offsetting Upstream Interest Rate Contracts (a)	$994,512	$389	$67,482		$(2,006)	$4,183
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$114,854	$1,104		$(2,931)	$(13,161)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$2,931 (d)	$13,161 (d)

					Gains/(Losses)		Gains/(Losses)
	June 30, 2011				Three Months Ended		Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		June 30, 2011		June 30, 2011
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$980,417	$65,074	$414		$3,996		$(6,894)
Offsetting Upstream Interest Rate Contracts (a)	$980,417	$414	$67,774		$(4,596)		$6,994
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$113,090	$12,023		$22,789		$3,362
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$(22,789	)(d)	$(3,362	)(d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $166.8 million and $201.6 million as of June 30, 2012 and 2011, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five-year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $5.0 million and $13.2 million in Other liabilities on the Consolidated Condensed Statements of Condition as of June 30, 2012 and 2011, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans for the three and six months ended June 30, 2012 and 2011:

					Gains/(Losses)
	June 30, 2012				Three Months Ended		Six Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	June 30, 2012		June 30, 2012
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$166,750	N/A		$5,036	$1,980		$3,772
Hedged Items:
Trust Preferred Loans (a)	N/A	$166,750	(b)	N/A	$(1,965	)(c)	$(3,755	)(c)

					Gains/(Losses)
	June 30, 2011				Three Months Ended		Six Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	June 30, 2011		June 30, 2011
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$201,583	N/A		$13,246	$856		$3,952
Hedged Items:
Trust Preferred Loans (a)	N/A	$201,583	(b)	N/A	$(842	)(c)	$(3,943	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2012, the derivative liabilities associated with the sales of Visa Class B shares were $3.5 million compared to $1.3 million as of June 30, 2011. See the Visa Matters section of Note 9 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

In 2011, FHN began using cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with $.7 million of non-U.S dollar denominated loans. As of June 30, 2012, the balance sheet impact and the gains/losses associated with these derivatives were not material.

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

Note 15 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$115,210	$—	$115,210
Government agency issued MBS	—	469,805	—	469,805
Government agency issued CMO	—	125,404	—	125,404
Other U.S. government agencies	—	275,756	—	275,756
States and municipalities	—	46,596	—	46,596
Corporate and other debt	—	295,051	5	295,056
Equity, mutual funds, and other	—	9,732	—	9,732

Total trading securities - capital markets	—	1,337,554	5	1,337,559

Trading securities—mortgage banking
Principal only	—	5,667	—	5,667
Interest only	—	—	14,900	14,900

Total trading securities - mortgage banking	—	5,667	14,900	20,567

Loans held-for-sale	—	8,923	214,560	223,483
Securities available for sale:
U.S. treasuries	—	39,996	—	39,996
Government agency issued MBS	—	1,383,724	—	1,383,724
Government agency issued CMO	—	1,589,376	—	1,589,376
Other U.S. government agencies	—	8,492	4,661	13,153
States and municipalities	—	16,470	1,500	17,970
Corporate and other debt	521	—	—	521
Venture capital	—	—	9,000	9,000
Equity, mutual funds, and other	13,263	—	—	13,263

Total securities available-for-sale	13,784	3,038,058	15,161	3,067,003

Mortgage servicing rights	—	—	129,291	129,291
Other assets:
Deferred compensation assets	22,645	—	—	22,645
Derivatives, forwards and futures	22,523	—	—	22,523
Derivatives, interest rate contracts	—	318,287	—	318,287

Total other assets	45,168	318,287	—	363,455

Total assets	$58,952	$4,708,489	$373,917	$5,141,358

Trading liabilities—capital markets:
U.S. treasuries	$—	$260,547	$—	$260,547
Government agency issued MBS	—	473	—	473
Other U.S. government agencies	—	27,152	—	27,152
Corporate and other debt	—	182,209	—	182,209
Other	—	250	—	250

Total trading liabilities - capital markets	—	470,631	—	470,631

Other short-term borrowings	—	—	12,439	12,439

Other liabilities:
Derivatives, forwards and futures	7,430	—	—	7,430
Derivatives, interest rate contracts	—	224,546	—	224,546
Derivatives, other	—	9	3,505	3,514

Total other liabilities	7,430	224,555	3,505	235,490

Total liabilities	$7,430	$695,186	$15,944	$718,560

Note 15 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	June 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$218,302	$—	$218,302
Government agency issued MBS	—	361,421	—	361,421
Government agency issued CMO	—	133,841	—	133,841
Other U.S. government agencies	—	192,643	—	192,643
States and municipalities	—	19,093	—	19,093
Corporate and other debt	—	239,205	5	239,210
Equity, mutual funds, and other	—	247	—	247

Total trading securities - capital markets	—	1,164,752	5	1,164,757

Trading securities—mortgage banking
Principal only	—	8,775	—	8,775
Interest only	—	—	22,848	22,848

Total trading securities - mortgage banking	—	8,775	22,848	31,623

Loans held-for-sale	—	9,372	215,870	225,242
Securities available for sale:
U.S. treasuries	—	46,250	—	46,250
Government agency issued MBS	—	1,501,767	—	1,501,767
Government agency issued CMO	—	1,423,894	—	1,423,894
Other U.S. government agencies	—	13,246	6,681	19,927
States and municipalities	—	17,865	1,500	19,365
Corporate and other debt	540	—	—	540
Venture capital	—	—	13,179	13,179
Equity, mutual funds, and other	7,279	—	—	7,279

Total securities available-for-sale	7,819	3,003,022	21,360	3,032,201

Mortgage servicing rights	—	—	186,958	186,958
Other assets:
Deferred compensation assets	25,356	—	—	25,356
Derivatives, forwards and futures	12,200	—	—	12,200
Derivatives, interest rate contracts	—	292,476	—	292,476

Total other assets	37,556	292,476	—	330,032

Total assets	$45,375	$4,478,397	$447,041	$4,970,813

Trading liabilities—capital markets:
U.S. treasuries	$—	$331,864	$—	$331,864
Government agency issued MBS	—	238	—	238
Government agency issued CMO	—	122	—	122
Other U.S. government agencies	—	6,026	—	6,026
Corporate and other debt	—	160,665	—	160,665

Total trading liabilities - capital markets	—	498,915	—	498,915

Other short-term borrowings	—	—	23,645	23,645
Other liabilities:
Derivatives, forwards and futures	16,509	—	—	16,509
Derivatives, interest rate contracts	—	194,504	—	194,504
Derivatives, other	—	6	1,270	1,276

Total other liabilities	16,509	194,510	1,270	212,289

Total liabilities	$16,509	$693,425	$24,915	$734,849

Note 15 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2012 and 2011, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2012
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on April 1, 2012	$17,386		$214,603		$6,594	$12,179		$142,956		$(2,960)		$(15,073)
Total net gains/(losses) included in:
Net income	(99)		1,078		—	5,071		(6,914)		(869)		2,634
Other comprehensive income	—		—		(4)	—		—		—		—
Purchases	—		7,740		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	(8,250)		—		—		—
Settlements	(2,382)		(8,108)		(428)	—		(6,751)		324		—
Net transfers into/(out of) Level 3	—		(753	)(c)	—	—		—		—		—

Balance on June 30, 2012	$14,905		$214,560		$6,162	$9,000		$129,291		$(3,505)		$(12,439)

Net unrealized gains/(losses) included in net income	$(518	)(a)	$1,078	(a)	$—	$—	(b)	$(6,831	)(a)	$(869	)(d)	$2,634 (a)

	Three Months Ended June 30, 2011
				Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities	Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on April 1, 2011	$25,370	$209,863		$8,428	$13,179		$207,748		$(2,100)		$(27,991)
Total net gains/(losses) included in:
Net income	733	(4,069)		—	—		(15,006)		(32)		4,346
Other comprehensive income	—	—		58	—		—		—		—
Purchases	—	23,079		—	—		—		—		—
Issuances	—	—		—	—		—		—		—
Sales	(132)	—		—	—		—		—		—
Settlements	(3,118)	(10,519)		(305)	—		(5,784)		862		—
Net transfers into/(out of) Level 3	—	(2,484	)(c)	—	—		—		—		—

Balance on June 30, 2011	$22,853	$215,870		$8,181	$13,179		$186,958		$(1,270)		$(23,645)

Net unrealized gains/(losses) included in net income	$286 (a)	$(4,069	)(a)	$—	$—	(b)	$(14,802	)(a)	$(32	)(d)	$4,346 (a)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 15 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2012 and 2011, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2012
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2012	$18,059		$210,487		$7,262	$12,179		$144,069		$(11,820)		$(14,833)
Total net gains/(losses) included in:
Net income	1,779		1,950		—	5,071		(2,443)		(1,611)		2,394
Other comprehensive income	—		—		(170)	—		—		—		—
Purchases	—		19,182		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	(8,250)		—		—		—
Settlements	(4,933)		(16,160)		(930)	—		(12,335)		9,926		—
Net transfers into/(out of) Level 3	—		(899	)(c)	—	—		—		—		—

Balance on June 30, 2012	$14,905		$214,560		$6,162	$9,000		$129,291		$(3,505)		$(12,439)

Net unrealized gains/(losses) included in net income	$888	(a)	$1,950	(a)	$—	$—	(b)	$(1,618	)(a)	$(1,611	)(d)	$2,394 (a)

	Six Months Ended June 30, 2011
				Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities	Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2011	$26,478	$207,632		$39,391	$13,179		$207,319		$(1,000)		$(27,309)
Total net gains/(losses) included in:
Net income	2,933	(8,194)		—	—		(7,359)		(1,132)		3,664
Other comprehensive income	—	—		(1,688)	—		—		—		—
Purchases	—	39,120		—	—		—		—		—
Issuances	—	—		—	—		—		—		—
Sales	(132)	—		(29,217)	—		—		—		—
Settlements	(6,426)	(19,869)		(305)	—		(13,002)		862		—
Net transfers into/(out of) Level 3	—	(2,819	)(c)	—	—		—		—		—

Balance on June 30, 2011	$22,853	$215,870		$8,181	$13,179		$186,958		$(1,270)		$(23,645)

Net unrealized gains/(losses) included in net income	$2,059 (a)	$(8,194	)(a)	$—	$—	(b)	$(7,048	)(a)	$(667	)(d)	$3,664 (a)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 15 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at June 30, 2012, and 2011, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

	Carrying value at June 30, 2012				Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$53,807	$—	$53,807	$12	$16
Loans held-for-sale—first mortgages	—	—	14,691	14,691	(452)	316
Loans, net of unearned income (a)	—	—	106,864	106,864	(5,963)	(15,013)
Real estate acquired by foreclosure (b)	—	—	48,916	48,916	(4,167)	(9,392)
Other assets (c)	—	—	82,287	82,287	(1,219)	(3,204)

					$(11,789)	$(27,277)

	Carrying value at June 30, 2011				Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$49,641	$—	$49,641	$(2)	$(2)
Loans held-for-sale—first mortgages	—	—	14,569	14,569	(3,458)	(4,618)
Loans, net of unearned income (a)	—	—	169,448	169,448	(5,257)	(17,759)
Real estate acquired by foreclosure (b)	—	—	78,792	78,792	(4,612)	(9,651)
Other assets (c)	—	—	79,053	79,053	(1,809)	(4,355)

					$(15,138)	$(36,385)

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents low income housing investments. 2012 also includes new market tax credit investments.

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

Note 15 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following table provides information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of June 30, 2012:

(Dollars in Thousands)
Level 3 Class	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Values Utilized
Interest only trading securities	$14,900	Discounted cash flow	(a)	(a)
Loans held-for-sale—mortgages	229,251	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	9,000	Recent purchase offers	Adjustment for preferences in equity tranches	0% - 10% discount
		Recent capitalization transactions	Adjustment for preferences in equity tranches	0% - 10% discount
Mortgage servicing rights	129,291	Discounted cash flow	(a)	(a)
Other short-term borrowings	12,439	Discounted cash flow	(b)	(b)
Derivative liabilities, other	3,505	Discounted cash flow	Visa covered litigation resolution amount	$4.3 billion -$5.1 billion
			Probability of resolution scenarios	10%-30%
			Time until resolution	3 - 12 months
Loans, net of unearned income (c)	106,864	Appraisals from comparable properties	Adjustment for value changes since appraisal	5% - 15% of appraisal
		Other collateral valuations	Borrowing base certificates	20% - 50% of gross value
			Financial Statements/ Auction Values	0% - 25% of reported value
Real estate acquired by foreclosure (d)	48,916	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	82,287	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for Interest-only trading securities and MSR are discussed in Note 12 – Loan Sales and Securitizations.
(b)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(c)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(d)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(e)	Represents low income housing investments and new market tax credit investments.

Loans held for sale. Prepayment rates, credit spreads and delinquency penalty adjustments are significant unobservable inputs used in the fair value measurement of FHN’s Loans held-for-sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. All observable and unobservable inputs are re-assessed monthly. Fair value measurements are reviewed at least monthly by FHN’s Asset Liability Committee.

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

Note 15 – Fair Value of Assets & Liabilities (Continued)

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

Loans, net of unearned income and Real estate acquired by foreclosure. Collateral-dependent loans and Real estate acquired by foreclosure are primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Multiple appraisal firms are utilized to ensure that estimated values are consistent between firms. This process occurs within FHN’s Credit Risk Management function and the Credit Risk Management Committee reviews valuation and loss information for reasonableness. Back testing is performed during the year through comparison to ultimate disposition values and is reviewed quarterly within the Credit Risk Management function. Other collateral (receivables, inventory, equipment, etc.) is valued through borrowing base certificates, financial statements and/or auction valuations. These valuations are discounted based on the quality of reporting, knowledge of the marketability/collectability of the collateral and historical disposition rates.

Other assets – tax credit investments. The estimated fair value of investments in low income housing partnerships and new market tax credit LLCs is generally determined in relation to the expected yield (i.e., future tax credits to be received) an acquirer of these investments would expect in relation to the yields experienced on current new issue and/or secondary market transactions. Thus, as tax credits are recognized, the future yield to a market participant is reduced, resulting in consistent impairment of the individual investments. Individual investments are reviewed for impairment quarterly, which may include the consideration of additional marketability discounts related to specific investments. Unusual valuation adjustments, and the associated triggering events, are discussed with senior and executive management, when appropriate. A portfolio review is conducted annually, with the assistance of a third party, to assess the reasonableness of current valuations.

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

Prior to 2010, FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. The associated proceeds are recognized within other short-term borrowings in the Consolidated Condensed Statements of Condition for all periods presented. Since the servicing assets are recognized at fair value and changes in the fair value of the related financing liabilities will exactly mirror the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets have already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction does not reflect any instrument-specific credit risk.

Note 15 – Fair Value of Assets & Liabilities (Continued)

The following table reflects the differences between the fair value carrying amount of mortgages held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	June 30, 2012
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$223,483	$311,724	$(88,241)
Nonaccrual loans	40,114	87,022	(46,908)
Loans 90 days or more past due and still accruing	10,350	22,460	(12,110)

	June 30, 2011
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$225,242	$298,681	$(73,439)
Nonaccrual loans	40,927	83,372	(42,445)
Loans 90 days or more past due and still accruing	10,866	21,587	(10,721)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$1,078	$(4,069)	$1,950	$(8,194)
Other short-term borrowings	2,634	4,346	2,394	3,664

For the three months ended June 30, 2012, and 2011, the amounts for loans held-for-sale include losses of $0.7 million, and $2.8 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. For the six months ended June 30, 2012, and 2011, the amounts for loans held-for-sale include gains of $0.4 million and losses of $5.3 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on mortgage loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Note 15 – Fair Value of Assets & Liabilities (Continued)

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

Note 15 – Fair Value of Assets & Liabilities (Continued)

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

For all loan portfolio classes, adjustments are made to reflect liquidity or illiquidity of the market. Such adjustments reflect discounts that FHN believes are consistent with what a market participant would consider in determining fair value given current market conditions.

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

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The fair value of these derivatives has been determined using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Since this estimation process required application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures.

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

Note 15 – Fair Value of Assets & Liabilities (Continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of June 30, 2012 and 2011, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the company.

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of June 30, 2012 and 2011. As of June 30, 2012, the table includes disclosure of fair value by level for each class of asset and liability not recorded at fair value.

Note 15 – Fair Value of Assets & Liabilities (Continued)

	June 30, 2012
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$7,870,720	—	—	$7,649,105	$7,649,105
Commercial real estate
Income CRE	1,195,608	—	—	1,129,205	1,129,205
Residential CRE	77,013	—	—	69,380	69,380
Retail:
Consumer real estate (c)	5,722,144	—	—	5,230,876	5,230,876
Permanent mortgage (c)	726,595	—	—	626,914	626,914
Credit card & other	272,632	—	—	273,276	273,276

Total loans, net of unearned income and allowance for loan losses	15,864,712	—	—	14,978,756	14,978,756

Short-term financial assets
Total interest-bearing cash	484,430	484,430	—	—	484,430
Total federal funds sold & securities purchased under agreements to resell	525,504	—	525,504	—	525,504

Total short-term financial assets	1,009,934	484,430	525,504	—	1,009,934
Trading securities (a) (d)	1,361,717	—	1,343,221	18,496	1,361,717
Loans held-for-sale (a)	424,051	—	62,730	361,321	424,051
Securities available-for-sale (a) (b)	3,264,866	13,784	3,038,058	213,024	3,264,866
Derivative assets (a)	340,810	22,523	318,287	—	340,810

Other assets
Low income housing and new market tax credit investments	82,287	—	—	82,287	82,287
Deferred compensation assets	22,645	22,645	—	—	22,645

Total other assets	104,932	22,645	—	82,287	104,932

Nonearning assets
Cash & due from banks	330,931	330,931	—	—	330,931
Capital markets receivables	377,496	—	377,496	—	377,496
Accrued interest receivable	75,958	—	75,958	—	75,958

Total nonearning assets	784,385	330,931	453,454	—	784,385

Total assets	$23,155,407	$874,313	$5,741,254	$15,653,884	$22,269,451

Liabilities:
Deposits:
Defined maturity	$1,737,702	$—	$1,776,607	$—	$1,776,607
Undefined maturity	14,379,741	—	14,379,741	—	14,379,741

Total deposits	16,117,443	—	16,156,348	—	16,156,348

Trading liabilities (a)	470,631	—	470,631	—	470,631

Short-term financial liabilities
Total federal funds purchased & securities sold under agreements to repurchase	1,780,990	—	1,780,990	—	1,780,990
Total other borrowings	1,094,179	—	1,081,740	12,439	1,094,179

Total short-term financial liabilities	2,875,169	—	2,862,730	12,439	2,875,169

Term borrowings
Real estate investment trust-preferred	45,726	—	—	39,950	39,950
Term borrowings - new market tax credit investment	15,301	—	—	16,253	16,253
Borrowings secured by residential real estate	445,298	—	—	356,238	356,238
Other long term borrowings	1,787,899	—	1,673,360	—	1,673,360

Total term borrowings	2,294,224	—	1,673,360	412,441	2,085,801

Derivative liabilities (a)	235,490	7,430	224,555	3,505	235,490

Other noninterest-bearing liabilities
Capital markets payables	203,548	—	203,548	—	203,548
Accrued interest payable	29,928	—	29,928	—	29,928

Total other noninterest-bearing liabilities	233,476	—	233,476	—	233,476

Total liabilities	$22,226,433	$7,430	$21,621,100	$428,385	$22,056,915

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million.
(c)	Includes restricted real estate loans and secured borrowings.
(d)	Level 3 includes $3.6 million of trading loans not recorded at fair value.

Note 15 – Fair Value of Assets & Liabilities (Continued)

	June 30, 2011
(Dollars in thousands)	Book Value	Fair Value
Assets:
Loans, net of unearned income and allowance for loan losses	$15,537,555	$14,667,125
Short-term financial assets	861,441	861,441
Trading securities	1,196,380	1,196,380
Loans held-for-sale	397,931	397,931
Securities available-for-sale	3,230,477	3,230,477
Derivative assets	304,676	304,676
Other assets	104,409	104,409
Nonearning assets	1,019,589	1,019,589

Liabilities:
Deposits:
Defined maturity	$1,791,174	$1,840,353
Undefined maturity	14,104,853	14,104,853

Total deposits	15,896,027	15,945,206
Trading liabilities	498,915	498,915
Short-term financial liabilities	2,193,901	2,193,901
Term borrowings	2,502,517	2,301,311
Derivative liabilities	212,289	212,289
Other noninterest-bearing liabilities	498,726	498,726

	Contractual Amount		Fair Value
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Unfunded Commitments:
Loan commitments	$7,868,558	$7,938,091	$1,597	$1,234
Standby and other commitments	376,450	391,539	5,433	6,534

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

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. During the six months ended June 30, 2012, FHN recognized a net cost of $3.6 million related to restructuring, repositioning, and efficiency activities. Of this amount, $2.0 million represent exit costs that were accounted for in accordance with the Exit of Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). Significant expenses recognized during the six months ended June 30, 2012 resulted from the following actions:

•

Severance and other employee costs of $2.0 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives, and benefits within noninterest expense.

•	Expense of $2.3 million related to prior servicing sales which is reflected in Mortgage banking income.

Net costs recognized by FHN during the six months ended June 30, 2011 related to restructuring, repositioning, and efficiency activities were $29.7 million. Of this amount, $11.2 million represented exit costs that were accounted for in accordance with ASC 420. Significant expenses recognized during the six months ended June 30, 2011 resulted from the following actions:

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

Note 16 – Restructuring, Repositioning, and Efficiency (Continued)

Activity in the restructuring and repositioning liability for the three and six months ended June 30, 2012 and 2011 is presented in the following table, along with other restructuring and repositioning expenses recognized.

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
(Dollars in thousands)	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability
Beginning balance	$—	$8,388	$—	$8,643	$—	$12,026	$—	$9,108
Severance and other employee related costs	2,191	2,191	7,740	7,740	2,039	2,039	10,236	10,236
Facility consolidation costs	(219)	(219)	44	44	(175)	(175)	839	839
Other exit costs, professional fees, and other	—	—	84	84	111	111	84	84

Total accrued	1,972	10,360	7,868	16,511	1,975	14,001	11,159	20,267
Payments related to:
Severance and other employee related costs		925		476		2,962		3,430
Facility consolidation costs		285		586		877		1,276
Other exit costs, professional fees, and other		—		87		15		87
Accrual reversals		203		—		1,200		112

Restructuring and repositioning reserve balance		$8,947		$15,362		$8,947		$15,362

Other restructuring and repositioning expense:
Mortgage banking expense on servicing sales	2,287		—		2,287		—
(Gains)/losses on divestitures	(485)		(753)		(685)		(753)
Impairment of premises and equipment	—		—		5		184
Impairment of intangible assets	—		—		—		10,100
Impairment of other assets	12		—		12		—
Other	—		9,040		—		9,040

Total other restructuring and repositioning expense	1,814		8,287		1,619		18,571

Total restructuring and repositioning charges	$3,786		$16,155		$3,594		$29,730

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through June 30, 2012 for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Total Expense
Severance and other employee related costs	$79,835
Facility consolidation costs	40,475
Other exit costs, professional fees, and other	19,165
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	23,462
Net loss on divestitures	462
Impairment of premises and equipment	22,380
Impairment of intangible assets	48,231
Impairment of other assets	40,504
Other	7,574

Total restructuring and repositioning charges incurred to date as of June 30, 2012	$289,760

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of June 30, 2012, was one of the 30 largest publicly traded banking organizations in the United States in terms of asset size.

The corporation’s two major brands – First Tennessee and FTN Financial—provide customers with a broad range of products and services. First Tennessee provides retail and commercial banking services throughout Tennessee and is the largest bank headquartered in the state. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.

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

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. To assist the reader in obtaining a better understanding of FHN and its performance, the following discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2011 financial statements, notes, and MD&A is provided in the 2011 Annual Report.

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

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ, possibly materially, because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended June 30, 2012, and in documents incorporated into this Quarterly report.

FINANCIAL SUMMARY – (Comparison of second quarter 2012 to second quarter 2011)

During second quarter 2012, FHN reported a net loss available to common shareholders of $124.8 million or $.50 loss per diluted share compared to net income of $20.0 million or $.08 earnings per diluted share in 2011. The decline in 2012 results was driven by an increase in expenses and provision for loan losses coupled with lower revenue.

Revenue decreased $28.9 million to $331.6 million in second quarter 2012 primarily due to a decline in mortgage banking income. Mortgage banking income was $9.9 million in 2012 compared to $32.1 million in 2011 due in large part to a reduction in positive net hedging results and a decline in servicing fees. Capital markets income fell 4 percent from a year ago reflecting slightly less favorable market conditions in 2012. Additionally, deposit fee income and ATM interchange fees were lower in 2012 largely driven by the negative impact of the Durbin Amendment on interchange fee income which became effective in fourth quarter 2011. Second quarter 2012 noninterest income includes a $5.1 million gain on the sale of a venture capital investment. Net interest income was relatively flat compared to the prior year.

Operating expenses increased 53 percent to $527.2 million in 2012 primarily driven by an increase in the repurchase and foreclosure provision reflecting a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to the Federal National Mortgage Association (“Fannie Mae”, “Fannie”, or “FNMA”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, “Freddie”, or “FHLMC”). Mortgage subservicing costs and computer software were also elevated during second quarter 2012, due to higher subservicing costs associated with the transition to a new subservicer in third quarter 2011 and FHN’s continued focus on technology improvements, respectively. Expenses were favorably affected by a decline in losses from litigation and regulatory matters and legal and professional fees largely driven by litigation matters in the prior year. Costs associated with restructuring activities also declined in 2012 relative to 2011. Generally, all other expense categories declined given FHN’s continued focus on cost reductions and efficiency throughout the organization.

The provision for loan losses was $15.0 million in 2012 compared to $1.0 million in 2011. Both periods experienced overall improvement in the loan portfolio which resulted in a 39 percent decline in both the allowance for loan losses and net charge-offs. Average loans increased slightly to $16.0 billion and average core deposits increased 5 percent to $15.6 billion in 2012.

The divestitures of FHI and Highland in second quarter 2011 resulted in $4.2 million in after-tax gains. These gains, along with the operating results of Msaver, FHI, and Highland are reflected in Discontinued operations, net of tax on the Consolidated Condensed Statements of Income for all periods presented. Income from discontinued operations was $.5 million in 2012.

Return on average common equity and return on average assets for second quarter 2012 were negative 21.06 percent and negative 1.96 percent, respectively, compared to positive 3.36 percent and .37 percent in 2011. Tier 1 capital ratio was 13.12 percent as of June 30, 2012, compared to 14.39 percent on June 30, 2011. Total period-end assets increased to $25.5 million on June 30, 2012 from $25.1 million on June 30, 2011. Shareholders’ equity decreased to $2.5 billion on June 30, 2012, from $2.7 billion on June 30, 2011.

BUSINESS LINE REVIEW – (Comparison of second quarter 2012 to second quarter 2011)

Regional Banking

Pre-tax income within the regional banking segment was $64.8 million during 2012, compared to $73.8 million in 2011. The decline in pre-tax income was driven by an increase in loan loss provision and lower fee income, which more than offset an increase in net interest income (“NII”) and lower expenses.

Total revenue in 2012 was $212.0 million compared to $203.4 million in 2011. NII increased from $135.6 million in 2011 to $147.2 million in 2012. The increase in NII was largely attributable to an increase in commercial balances, primarily loans to mortgage companies and an increase in consumer real estate installment loans from a year ago. Improved deposit pricing favorably affected funding costs and NII relative to 2011. Regional banking recognized $4.8 million in provision expense in second quarter 2012 compared to a provision credit of $13.7 million in 2011. Though the pace of improvement slowed in 2012, both periods reflect continued stabilization in the performance of the loan portfolios which was largely driven by improved economic conditions and by commercial borrowers adapting to the operating environment.

Noninterest income declined 4 percent or $3.0 million to $64.8 million in 2012. Total service charges on deposits declined 13 percent to $30.0 million from 2011 primarily driven by lower interchange income due to the Durbin Amendment which became effective in fourth quarter 2011. Second quarter 2012 includes a $1.8 million gain related to the sale of a branch.

Noninterest expense was $142.4 million in 2012 down 1 percent from the prior year. Personnel-related costs increased from a year ago in large part associated with higher pension-related costs, but were partially mitigated by headcount reductions compared to 2011. Nearly all other categories of expenses declined from a year ago because of FHN’s continued focus on cost reductions throughout the organization.

Capital Markets

Pre-tax income in the capital markets segment was $19.7 million in 2012 compared to a pre-tax loss of $19.9 million in 2011. The increase in pre-tax income is related to a decrease in expenses in 2012 relative to the prior year, as 2011 included a $36.7 million loss accrual associated with a litigation settlement, as well as higher legal and professional fees. Total revenue decreased to $80.6 million in 2012 from $83.4 million in 2011 due to a 4 percent decrease in fixed income sales revenue. Other product revenue was $6.8 million in both 2012 and 2011. Noninterest expense was $60.9 million compared to $103.4 million in 2011, primarily related to the litigation matters previously mentioned.

Corporate

The pre-tax loss for the corporate segment decreased to $19.7 million in 2012 compared to $27.0 million in 2011. Net interest income declined $4.6 million in 2012 primarily due to a lower-yielding securities portfolio.

Noninterest income declined $5.0 million to $3.8 million in 2012. The decline in noninterest income was primarily due to $3.4 million of interest income associated with a tax refund received in the prior year and a decrease of $1.2 million in deferred compensation income from a year ago as result of a decline in market conditions in 2012. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is included in personnel expense. Noninterest expense decreased 47 percent to $19.4 million in 2012 primarily due to costs associated with restructuring activities in 2011. Personnel costs declined reflecting lower severance related costs and deferred compensation expense. Legal and professional fees decreased as 2011 included elevated professional fees associated with consulting projects throughout the organization. Noninterest expense in 2011 included a $9.0 million charge related to the termination of a technology related services contract.

Non-Strategic

The non-strategic segment’s pre-tax loss was $275.4 million in 2012 compared to $11.9 million in 2011 due to an increase in expenses combined with a decline in revenue. Total revenue in 2012 was $39.2 million compared to $64.3 million in 2011 with net interest income declining to $24.0 million in 2012 from $31.4 million in the prior year. The decline in net interest income is primarily due to a 19 percent reduction in average loans from 2011. The provision for loan losses decreased $4.6 million to $10.2 million in 2012 due to continued stabilization and runoff of the non-strategic portfolios.

Noninterest income (including securities gains/losses) declined to $15.3 million in 2012 from $33.0 million in 2011 primarily due to a decline in mortgage banking income. The change in mortgage banking income was attributable to a $13.6 million decline in net hedging results and a $4.3 million decrease in servicing fees. Servicing fees continue to decline consistent with the reduction in the size of the mortgage servicing portfolio while the decrease in net hedging results is attributable to more narrow spreads between mortgage and swap rates in 2012 relative to 2011. Runoff of the servicing portfolio, which results in a decline in MSR valuation, as well as a $2.3 million adjustment associated with prior servicing sales combined for a $4.5 million decrease in mortgage banking income. Total noninterest income in 2012 includes a $5.1 million gain on the sale of a venture capital investment.

Noninterest expense increased to $304.5 million in 2012 from $61.4 million in 2011, due to a significant increase in the repurchase and foreclosure provision and a $22.0 million loss accrual for legal matters. The repurchase and foreclosure provision increased to $250.0 million in second quarter 2012 due to a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie. This change in estimate reflects significant new information from Fannie including loans currently selected for review, information supporting anticipated future selections (primarily from seriously delinquent and liquidated loan pools), and asset quality statistics for loans sold to Fannie (including loans no longer serviced by FHN). This data was utilized to extrapolate probable incurred losses for loans sold to Freddie. Ginnie loans were not included in the extrapolation. For additional information refer to the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual obligations section of MD&A and Note 9—Contingencies and Other Disclosures. Contract employment and outsourcing costs also increased $3.5 million to $8.4 million in 2012 as FHN recognized elevated subservicing fees since the transfer to a new loan subservicer in third quarter 2011. Generally, most other expense categories continued to decline given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW – (Comparison of second quarter 2012 to second quarter 2011)

Total consolidated revenue decreased to $331.6 million in 2012 from $360.5 million in 2011 due primarily to a decline in mortgage banking income. Total expenses increased from $344.5 million in 2011 to $527.2 million in 2012 primarily due to a significant increase in the repurchase and foreclosure provision related to a change in estimate of FHN’s obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie.

NET INTEREST INCOME

NII declined slightly to $172.7 million in 2012 from $172.9 million in 2011. Average earning assets increased 2 percent to $22.2 billion and average interest-bearing liabilities increased 2 percent to $16.8 billion in 2012. The decrease in NII is primarily attributable to lower reinvestment rates of both the loan and securities portfolios partially offset by higher loan balances and improved funding costs.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. Table 1 details annualized yields and rates and the computation of the net interest margin for FHN. The consolidated net interest margin decreased to 3.16 percent in 2012 from 3.20 percent in 2011. The net interest spread was 3.00 percent in both 2012 and 2011 and the impact of free funding decreased to 16 basis points from 20 basis points. The decrease in net interest margin is primarily due to declining yields on fixed rate portfolios as a result of lower reinvestment rates. A portion of the decline in margin was offset by lower deposit costs.

Table 1 - Net Interest Margin

	Three Months Ended June 30
	2012	2011
Consolidated yields and rates:
Loans, net of unearned income	4.09%	4.09%
Loans held-for-sale	3.41	3.57
Investment securities	3.18	3.86
Capital markets securities inventory	2.77	3.39
Mortgage banking trading securities	10.12	10.17
Other earning assets	0.14	0.03

Yields on earning assets	3.67	3.83

Interest-bearing core deposits	0.44	0.64
Certificates of deposit $100,000 and more	1.37	1.91
Federal funds purchased and securities sold under agreements to repurchase	0.24	0.23
Capital markets trading liabilities	1.90	2.65
Other short-term borrowings	0.04	0.27
Term borrowings	1.70	1.49

Rates paid on interest-bearing liabilities	0.67	0.83

Net interest spread	3.00	3.00
Effect of interest-free sources	0.16	0.20

Net interest margin (a)	3.16%	3.20%

(a)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation – Table 20.

FHN’s net interest margin is expected to remain flat or decline slightly from the current level in the second half of 2012 as FHN expects interest rates to remain at historically low levels which will result in continued pressure on reinvestment yields in the loan and securities portfolios.

NONINTEREST INCOME

Noninterest income was 48 percent of total revenue in 2012 compared to 52 percent in 2011 as total noninterest income decreased to $158.9 million in 2012 from $187.6 million in 2011. The decrease primarily resulted from a decline in mortgage banking, capital markets, and deposit fee income, partially mitigated by a $5.1 million gain on the sale of a venture capital investment.

Capital Markets Noninterest Income

Capital markets noninterest income decreased to $74.9 million in 2012 from $77.9 million in 2011. Revenue from fixed income sales declined to $68.2 million in 2012 from $71.2 million as fixed income production levels reflected slightly less favorable market conditions in 2012. Revenue from other products was $6.7 million in 2012 compared to $6.8 million 2011.

Table 2 - Capital Markets Noninterest Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2012	2011		2012	2011
Noninterest income:
Fixed income	$68,168	$71,164	(4.2)%	$166,721	$154,358	8.0%
Other product revenue	6,745	6,757	(0.2)%	14,935	13,620	9.7%

Total capital markets noninterest income	$74,913	$77,921	(3.9)%	$181,656	$167,978	8.1%

Mortgage Banking Noninterest Income

Mortgage banking income decreased to $9.9 million in 2012 from $32.1 million in 2011. Mortgage banking income is comprised of servicing income related to legacy mortgage banking operations, fees from mortgage origination activity in the regional banking footprint, and fair value adjustments to the mortgage warehouse.

Servicing income, which includes fees for servicing mortgage loans, changes due to the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. Total servicing income was $10.2 million in 2012 compared to $29.1 million in 2011. Positive net hedging results decreased to $1.8 million in 2012 from $15.4 million in 2011 reflecting more narrow spreads between mortgage and swap rates in 2012. Service fees were $15.0 million in 2012 a $4.3 million decrease from 2011 and consistent with the portfolio decline. The negative impact attributable to runoff was $6.7 million in 2012 compared to $5.5 million in 2011, which was primarily the result of a smaller servicing portfolio in 2012 driven by natural runoff.

The mortgage warehouse valuation included $.6 million of net positive fair value adjustments in 2012 compared to $1.8 million in 2011. In 2012, other mortgage banking includes a $2.3 million adjustment related to prior servicing sales.

Table 3 - Mortgage Banking Noninterest Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
	2012	2011		2012	2011
Noninterest income (thousands):
Origination income	$1,227	$960	27.8%	$2,128	$3,757	(43.4)%
Mortgage warehouse valuation	626	1,821	(65.6)%	2,266	505	NM
Servicing income/(expense):
Service fees	14,984	19,248	(22.2)%	32,186	40,075	(19.7)%
Change in MSR value - runoff	(6,665)	(5,525)	(20.6)%	(12,163)	(12,689)	4.1%
Net hedging results	1,832	15,416	(88.1)%	10,897	27,888	(60.9)%

Total servicing income	10,151	29,139	(65.2)%	30,920	55,274	(44.1)%
Other	(2,115)	181	NM	(2,084)	291	NM

Total mortgage banking noninterest income	$9,889	$32,101	(69.2)%	$33,230	$59,827	(44.5)%

Mortgage banking statistics (millions):
Refinance originations	$35	$15	NM	$79	$134	(40.9)%
Home-purchase originations	11	36	(70.2)%	18	28	(35.7)%

Mortgage loan originations	$46	$51	(10.4)%	$97	$162	(40.0)%

Servicing portfolio—owned (first lien mortgage loans) (a)	$18,779	$23,352	(19.6)%	$18,779	$23,352	(19.6)%

NM—not meaningful

(a)	Excludes foreclosed assets.

Deposit Fee Income

Deposit transactions and cash management income declined $4.6 million to $30.1 million in 2012. The decline in deposit fee income is primarily due to the negative impact on interchange income from the Durbin Amendment which became effective in fourth quarter 2011.

Other Noninterest Income

All other income and commissions decreased to $22.9 million in 2012 from $27.7 million in 2011. This decrease primarily reflects $3.4 million of interest associated with a tax refund in 2011. ATM interchange fees and deferred compensation income also declined in 2012 primarily due to the implementation of the Durbin amendment in fourth quarter 2011, and less favorable market conditions relative to 2011, respectively. The following table provides detail regarding FHN’s other income.

Table 4 - Other Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Other income:
Bankcard income	$5,705	$5,151	$11,320	$9,871
Bank owned life insurance	4,659	4,920	9,431	9,735
Other service charges	3,212	2,819	6,505	5,672
ATM interchange fees	2,669	3,791	5,225	7,326
Electronic banking fees	1,632	1,536	3,338	3,070
Letter of credit fees	1,560	1,869	2,894	3,645
Gains on extinguishment of debt	—	—	—	5,761
Deferred compensation	(1,020)	221	2,099	1,200
Other	4,434	7,427	10,255	11,726

Total	$22,851	$27,734	$51,067	$58,006

Certain previously reported amounts have been reclassified to agree with current presentation.

NONINTEREST EXPENSE

Total noninterest expense in 2012 increased to $527.2 million from $344.5 million in 2011 primarily due to a significant increase in the repurchase provision.

The repurchase and foreclosure provision increased to $250.0 million from $24.6 million in 2011 reflecting a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie. See the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 9 – Contingencies and Other Disclosures for additional details. Nearly all expense categories declined in 2012 expect for Contract employment and Computer software. Contract employment and outsourcing costs increased $2.7 million in 2012 due to elevated subservicing costs since the transfer of servicing to a new mortgage servicer in third quarter 2011. Computer software expense increased $1.6 million in 2012 due to continued focus on technology.

Legal and professional fees decreased $12.0 million to $8.4 million in 2012 primarily driven by a reduction in costs related to litigation matters and professional fees associated with consulting projects. Expenses associated with foreclosed assets declined $3.9 million to $1.9 million in 2012 due to the decline in negative valuation adjustments and lower property preservation costs consistent with the decline in balance of foreclosed real estate. Expenses related to operations services, occupancy, and communications and courier declined in 2012 as a result of continued cost reductions throughout the organization and wind-down of non-strategic businesses.

Employee compensation, incentives, and benefits (personnel expense), generally the largest component of noninterest expense, decreased 1 percent, or $1.5 million to $149.6 million in 2012. The decrease in personnel expense is primarily the result of a $5.3 million decrease in severance-related costs associated with restructuring, repositioning, and efficiency initiatives and a $1.7 million decrease in deferred compensation expense, which were largely offset by a $6.0 million increase in pension-related costs. It is expected that in 2013, pension costs should decline relative to 2012 due to the pending freeze of the pension plan as the amortization term for actuarial gains and losses will change from the estimated average remaining service period of active employees to the estimated average remaining life expectancy of the remaining participants effective January 1, 2013.

All other expenses decreased from $74.7 million in 2011 to $54.1 million in 2012 primarily due to a $16.2 million reduction in losses from litigation and regulatory matters. Second quarter 2011 contained a $36.7 million loss accrual related to a litigation settlement and second quarter 2012 contains a $22.0 million loss accrual related to pending legal matters. In 2012, ancillary expenses associated with legacy mortgage wind-down activities increased and FHN recognized a charge of $2.8 million related to unrecoverable servicing advances. In 2011, FHN recognized a $9.0 million charge to cancel a technology services contract. The following table provides detail regarding FHN’s other expense.

Table 5 - Other Expense

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Other expense:
Losses from litigation and regulatory matters	$22,100	$38,260	$22,253	$40,585
Low income housing expense	4,214	4,973	8,822	9,670
Advertising and public relations	3,153	3,558	7,403	7,348
Other insurance and taxes	3,130	3,507	6,329	6,974
Travel and entertainment	2,435	2,137	4,299	3,907
Employee training and dues	1,230	1,342	2,322	2,589
Customer relations	1,348	1,152	2,203	2,422
Supplies	817	792	1,850	1,755
Bank examination costs	800	1,117	1,599	2,235
Loan insurance expense	636	706	1,225	1,487
Federal services fees	328	291	649	755
Other	13,927	16,904	19,630	22,595

Total	$54,118	$74,739	$78,584	$102,322

Certain previously reported amounts have been reclassified to agree with current presentation.

INCOME TAXES

The effective tax rate for second quarter 2012 was 42 percent. The effective tax rate for 2012 cannot be compared to the tax rate in 2011 given the large difference in pre-tax income between both periods. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. In 2012 and 2011, there were several items which positively affected the tax expense. Tax credits reduced tax expense by $4.7 million and $5.4 million and non-taxable gains resulting from the increase in the cash surrender value of life insurance reduced tax expense by $2.2 million and $1.9 million in 2012 and 2011, respectively.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2012, FHN’s net DTA was approximately $255 million compared with $176 million at June 30, 2011.

In order to support the recognition of the DTA, FHN’s management must conclude that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the remaining net DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial operations. Realization is dependent on generating sufficient taxable income prior to the expiration of the carryforwards attributable to the DTA. In projecting future taxable income, FHN incorporates assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business.

As of June 30, 2012, FHN has federal income tax credit carryforwards and state income tax NOL carryforwards, which will expire in varying amounts between 2029 and 2032. FHN believes that is more likely than not that a portion of the benefit of certain state NOL carryforwards will not be realized. In recognition of this risk, a valuation allowance of $6.7 million has been provided on the gross DTAs relating to these state NOL carryforwards. FHN forecasts substantially more taxable income in the carryforward period than needed to support the temporary differences and credits included in the remaining net deferred tax asset, which includes a benefit of $78.6 million in federal income tax credit carryforwards and $14.8 million in state income tax loss carryforwards. FHN believes that it will realize the benefit from the temporary differences and federal credit carryforward in the remaining DTA within a significantly shorter period of time than the twenty-year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the approximate $255 million net DTA, less the valuation allowance established for state NOLs, is more likely than not. In the event FHN is able to determine that the deferred income tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

DISCONTINUED OPERATIONS

The results of operations, net of tax, for Msaver, FHI, and Highland are classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented. Income from discontinued operations was $.5 million in 2012 compared to $3.7 million in 2011. Income from discontinued operations in 2011 primarily consisted of after-tax gains on the divestitures of FHI and Highland.

STATEMENT OF CONDITION REVIEW – (Comparison of second quarter 2012 to second quarter 2011)

Total period-end assets were $25.5 billion on June 30, 2012, compared to $25.1 billion on June 30, 2011. Average assets increased to $25.0 billion in 2012 from $24.5 billion in 2011. These changes in average balances reflect an increase in other earning assets, capital markets securities, and average loan balances coupled with a reduction in the allowance for loan losses.

EARNING ASSETS

Earning assets consist of loans, loans held-for-sale (“HFS”), investment securities, and other earning assets. Earning assets averaged $22.2 billion and $21.8 billion in 2012 and 2011, respectively. A more detailed discussion of the major line items follows.

Loans

Period-end loans increased 1 percent in 2012 from 2011 as an increase in commercial loans, primarily loans to mortgage companies, outpaced the continued run-off of the non-strategic portfolios. Average loans were relatively flat as of June 30, 2012 at $16.0 billion.

Table 6 - Average Loans

	Three Months Ended June 30
(Dollars in millions)	2012	Percent of Total	Percent Change	2011	Percent of Total
Commercial:
Commercial, financial, and industrial	$7,712.6	48%	12.3 +	$6,867.9	43%
Commercial real estate:
Income CRE	1,236.0	8	9.3 -	1,362.5	9
Residential CRE	94.5	1	53.6 -	203.7	1

Total commercial	9,043.1	57	7.2 +	8,434.1	53

Retail:
Consumer real estate	5,406.4	33	0.6 -	5,436.4	34
Permanent mortgage	755.4	5	25.2 -	1,009.8	6
Credit card, OTC and other	276.0	2	8.0 -	299.9	2
Restricted real estate loans and secured borrowings (a)	479.3	3	32.4 -	708.9	5

Total retail	6,917.1	43	7.2 -	7,455.0	47

Total loans, net of unearned	$15,960.2	100%	0.4 +	$15,889.1	100%

(a)	2012 includes $458.3 million of Consumer Real Estate loans and $21.0 million of Permanent Mortgage loans.

C&I loans are the largest component of the commercial portfolio comprising 85 percent of total commercial loans in 2012 compared to 81 percent in 2011. The increase in average C&I loans is primarily driven by growth in loans to mortgage companies and asset-based lending. Commercial real estate loans declined $.2 billion in 2012 to $1.3 billion as the commercial real estate market remains soft and the non-strategic components continue to wind-down.

Total retail loans declined 7 percent, or $537.9 million, to $6.9 billion in 2012. The permanent mortgage portfolio declined $254.4 million to $755.4 million in 2012 as the effect of the NPL loan sale in third quarter 2011 and runoff were partially mitigated by loans added to this portfolio due to the exercise of clean-up calls related to securitization trusts in second quarter 2011. The consumer real estate portfolio (home equity lines and installment loans) declined $30.0 million, to $5.4 billion due to the continued wind-down of portfolios within the non-strategic segment, partially offset by growth in real estate installment loans due to new originations within the regional banking footprint and the reclassification of previously restricted loans as result of cleanup calls related to securitization trusts in first quarter 2012. Restricted real estate loans and secured borrowings include loans consolidated due to the adoption of amendments to ASC 810 and securitized loans that did not qualify for sale treatment. This portfolio segment declined $229.6 million since second quarter 2011 due to natural runoff and cleanup calls related to 3 of the home equity lines (“HELOC”) securitization trusts resulting in deconsolidation of the trusts in late first quarter 2012. The loans were then reclassified from the “restricted” line item to the consumer real estate line.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Average investment securities increased $19.5 million and averaged $3.3 billion in 2012, representing 15 percent of earning assets. Investment securities averaged $3.2 billion in 2011 and represented 15 percent of earning assets. Average investment securities increased as a result of investment securities purchases since second quarter 2011 which more than offset maturities and sales. The decision to purchase AFS securities was largely driven by excess liquidity combined with continued low loan demand. See Note 3 – Investment Securities for additional detail.

Loans Held-for-Sale (“HFS”)

Loans HFS consists of the mortgage warehouse (including repurchased loans), student, small business, and home equity loans. The average balance of loans HFS increased $58.6 million from 2011 and averaged $425.2 million in 2012. The increase in average loans is primarily attributable to higher balances of small business loans and a larger mortgage warehouse. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business, loans originated within the regional banking footprint awaiting transfer to the secondary market, and mortgage loans repurchased pursuant to requests from investors (primarily GSEs), averaged $338.5 million in 2012 compared to $309.5 million in 2011, and comprised 80 percent of loans HFS in 2012.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.5 billion in 2012 compared to $2.3 billion in 2011. The increase is primarily attributable to a $136.5 million increase in interest-bearing cash as result of a large inflow of customer deposits in 2012. Additionally, capital markets trading inventory increased $92.0 million to $1.3 billion in 2012.

Core Deposits

Average core deposits increased 5 percent, or $.7 billion from 2011, to $15.6 billion in 2012. The increase in core deposits reflects growth due to the sustained low interest rate environment as deposit holders were unable to obtain higher rates on other comparable investment products and an increase in insured network deposits. Some of this growth was diminished as a result of the transfer of escrow balances in conjunction with the transition of the mortgage servicing portfolio to the new subservicer in third quarter 2011. In fourth quarter 2011, FHN transferred $174.3 million in certain deposits associated with the sale of Msaver which were included in Non-interest bearing deposits on the Consolidated Condensed Statements of Condition.

Short-Term Funds

Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $3.5 billion during 2012, a decline of 3 percent from $3.6 billion in 2011. Average FFP, which currently is entirely composed of funds from correspondent banks and securities sold under repurchase agreements was $1.5 billion in 2012 and 2011. FFP fluctuates depending on the amount of excess funding of correspondents and also the impact of FHN’s excess Fed deposits. The average balance of securities sold under agreements to repurchase declined $.2 billion to $.4 billion in 2012 given the low rates currently paid on these products combined with the ability to receive FDIC insurance coverage on business checking accounts. Certificates of deposit (“CD’s”) greater than $100,000 increased $128.4 million to $675.7 million in 2012 primarily due to new bookings of jumbo public fund CDs. Other short-term borrowings averaged $.4 billion in second quarter 2012 compared to $.3 billion in second quarter 2011. Period-end Other short-term borrowings were $1.1 billion on June 30, 2012 compared to $.2 billion on June 30, 2011 due to increased Federal Home Loan Bank (“FHLB”) borrowings as result of deposit fluctuations and an increase in loans to mortgage companies near the end of the quarter. On average, short-term purchased funds accounted for 16 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2012 compared to 17 percent in 2011.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Average term borrowings decreased 7 percent, or $.2 billion, and averaged $2.3 billion in 2012. The decrease in average term-borrowings primarily relates to a decline in borrowings secured by residential real estate loans from runoff and the exercise of cleanup calls resulting in the collapse of securitization trusts and payoff of the associated term borrowings.

FINANCIAL SUMMARY – (Comparison of first six months of 2012 to first six months of 2011)

During the first six months of 2012, FHN reported net loss available to common shareholders of $94.2 million or $.38 loss per diluted share compared to net income of $60.2 million or $.23 earnings per diluted share in 2011. For the six months ended June 30, 2012, return on average common equity was negative 7.95 percent and return on average assets was negative .71 percent. Return on average common equity and return on average assets were 5.08 percent and .54 percent, respectively, for the six months ended June 30, 2011. The decline in 2012 results was driven by an increase in expenses and provision for loan losses coupled with a decline in revenue.

Revenue decreased $23.6 million to $706.0 million during the first six months of 2012. The decrease in revenue was primarily due to a decline in mortgage banking income and deposit fee income, which more than offset an increase in capital markets income. Net interest income decreased $1.0 million from 2011 to $344.6 million in 2012. An increase in NII attributable to higher commercial loan balances was more than offset by the impact of runoff of the non-strategic portfolios. Additionally, a lower-yielding investment securities portfolio negatively affected NII, but was partially offset by lower deposit costs. The provision for loan losses was $23.0 million in 2012 compared to $2.0 million in 2011. Both periods reflect overall improvement in the loan portfolio which resulted in a 39 percent decline in the allowance for loan losses and a 40 percent decline in net charge-offs. Average loan levels remained consistent with 2011 levels at $16.0 billion and average core deposits increased 6 percent to $15.7 billion in 2012.

Noninterest income in 2012 was $361.3 million compared to $383.9 million in 2011. The decline in noninterest income was primarily driven by a decrease in mortgage banking and deposit fee income, partially mitigated by an increase in capital markets trading income. Capital markets noninterest income increased 8 percent from $168.0 million in 2011 to $181.7 million in 2012, driven by more favorable market conditions in first quarter 2012 resulting in elevated trading volume from both depository and nondepository customers.

Mortgage banking income was $33.2 million and $59.8 million for the six months ended June 30, 2012 and 2011, respectively. Servicing fees declined $7.9 million to $32.2 million in 2012 consistent with the decline in the servicing portfolio. Positive net hedge results were $10.9 million in 2012 compared to $27.9 million in 2011, reflecting more narrow spreads between mortgage and swap rates in 2012. The negative impact attributable to runoff was $12.2 million and $12.7 million in 2012 and 2011, respectively, and is primarily the result of a smaller servicing portfolio. Origination income in 2012 was $2.1 million compared to $3.8 million in 2011, due to a decline in both refinance and home-purchase originations from a year ago correlated with a reduction in sales force. Unhedged fair value adjustments of the remaining mortgage warehouse were positive $2.3 million and $.5 million in 2012 and 2011, respectively.

Deposit transactions and cash management fee income decreased 12 percent in 2012 to $58.9 million primarily driven by reduced interchange income due to the Durbin Amendment which became effective in fourth quarter 2011. Noninterest income in 2012 includes a $5.1 million gain on the sale of a venture capital investment. All other noninterest income and commissions was $51.1 million in 2012 compared to $58.0 million in 2011. The decline in other noninterest income and commissions is primarily associated with a $5.8 million gain related to the extinguishment of debt in 2011.

Total noninterest expense increased $190.9 million in 2012 to $849.2 million due in large part to a significant increase in the repurchase and foreclosure provision. The repurchase and foreclosure provision was $299.3 million in 2012 compared to $61.8 million in 2011. The increase in the expense reflects a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie. For additional information refer to the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual obligations section of MD&A and Note 9—Contingencies and Other Disclosures.

Personnel costs increased to $325.1 million in 2012 from $307.7 million in 2011, primarily due to an increase in variable compensation expense consistent with the increase in capital markets fixed income sales revenue, partially offset by a reduction in headcount. Pension related costs also increased $12.1 million in 2012, but were partially offset by a $7.7 million decrease in severance related expenses associated with restructuring, repositioning, and efficiency initiatives. Contract employment and outsourcing expenses increased $6.9 million to $22.0 million as result of elevated subservicing costs since the transfer of servicing to a new mortgage servicer in third quarter 2011. Additionally, computer software increased $3.0 million in 2012 as the company continues to focus on technology related improvement projects.

Noninterest expense was favorably impacted by a $24.3 million reduction in legal and professional fees in 2012 largely driven by legal fees associated with litigation matters and consulting projects in the prior year. Expenses associated with foreclosed assets were $6.1 million in 2012, down $6.5 million from 2011 due to the decline in negative valuation adjustments and lower property preservation costs consistent with the decline in the balance of foreclosed real estate. FDIC premium expense decreased $3.8 million due in part to the FDIC’s change in premium expense calculation in second quarter 2011. Expenses associated with operations services, occupancy, and communications and courier declined in 2012 as a result of continued cost reductions throughout the organization and wind-down of non-strategic businesses.

Other noninterest expense declined $23.7 million in 2012 to $78.6 million. The decline was primarily due to an $18.3 million decrease in losses from litigation and regulatory matters. 2012 expense includes higher ancillary expenses associated with legacy mortgage wind-down activities and $2.8 million related to the write-off of unrecoverable servicing advances. 2011 expense included a $9.0 million charge related to the cancelation of a technology services contract. Generally, all other expense categories were relatively flat or declined in 2012 given FHN’s continued focus on cost reductions and efficiency throughout the organization.

DISCONTINUED OPERATIONS

The results of operations, net of tax, for Msaver, FHI, and Highland are classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented. In 2012, Income from discontinued operations was $.1 million compared to $4.5 million in 2011. The favorable impact on results from discontinued operations in 2011was primarily the result of $4.2 million net after-tax gains on the sales of FHI and Highland. Discontinued operations in 2011 also included a $10.1 million goodwill impairment associated with FHI which was more than offset by $11.1 million of associated tax benefits.

BUSINESS LINE REVIEW – (Comparison of first six months of 2012 to first six months of 2011)

Regional Banking

Pre-tax income within the regional banking segment was $138.8 million during 2012, compared to $139.1 million in 2011. The slight decline in pre-tax income was driven by a smaller loan loss provision credit and a decline in fee income, partially offset by an increase in net interest income (“NII”) and lower expenses.

Total revenue in 2012 was $418.0 million compared to $404.1 million in 2011. NII increased from $269.9 million in 2011 to $293.3 million in 2012. The increase in NII was largely attributable to an increase in commercial balances, primarily loans to mortgage companies and an increase in consumer real estate installment loans from a year ago. Improved deposit pricing favorably affected funding costs and NII relative to 2011. Regional banking recognized a provision credit of $2.6 million in 2012 compared to $26.2 million in 2011. Both periods reflect continued stabilization in the loan portfolios which was largely driven by improved economic conditions from a year ago and by commercial borrowers adapting to the operating environment.

Noninterest income declined 7 percent or $9.4 million to $124.7 million in 2012. Total service charges on deposits declined 12 percent to $58.7 million and ATM interchange fees declined 29 percent to $5.2 million from 2011 primarily driven by lower interchange income due to the Durbin Amendment which became effective in fourth quarter 2011. 2012 includes a $1.8 million gain on the sale of a branch.

Noninterest expense was $281.8 million in 2012 compared to $291.1 million in 2011. Personnel costs were negatively affected in 2012 by higher pension-related costs, but was nearly offset by impact of headcount reductions from a year ago. Nearly all other categories of expenses declined from a year ago because of FHN’s continued focus on cost reductions throughout the organization.

Capital Markets

Pre-tax income in the capital markets segment increased from $2.1 million in 2011 to $51.8 million in 2012, due to a reduction in expenses combined with an increase in fixed income sales revenue. Total revenue in 2012 increased to $193.0 million from $179.0 million in 2011 as fixed income sales revenue was $166.7 million in 2012 compared to $154.4 million in 2011. Fixed income average daily revenue improved to $1.3 million during 2012 compared to $1.2 million in 2011 reflecting more favorable market conditions in early 2012 resulting in elevated trading volume from both depository and nondepository customers. Other product revenue increased to $15.0 million from $13.6 million in 2011. Noninterest expense was $141.2 million compared to $176.9 million in 2011. A $14.9 million increase in personnel costs is primarily due to higher variable compensation costs associated with the increase in fixed income sales revenues in 2012 relative to 2011. Legal and professional fees decreased $12.3 million compared to 2011 as the prior year included costs associated with a litigation matter that was settled in third quarter 2011. 2011 also included a $36.7 million loss accrual related to the litigation settlement.

Corporate

The pre-tax loss for the corporate segment increased to $37.6 million in 2012 from $35.3 million in 2011. Net interest income declined in 2012 primarily due to a lower-yielding securities portfolio.

Noninterest income declined 39 percent to $13.1 million in 2012. The decline in noninterest income was primarily due to gains of $5.8 million associated with the extinguishment of debt and $3.4 million of interest income associated with a tax refund recognized in the prior year. Noninterest expense decreased to $41.9 million in 2012 from $57.0 million in 2011. Personnel costs in 2012 were favorably affected by lower severance costs related to restructuring activities relative to 2011. Legal and professional fees decreased as 2011 included elevated legal and professional fees associated with consulting projects throughout the organization. Expenses in 2011 included a $9.0 million charge related to the termination of a technology related services contract, as well as a $3.3 million reversal of the contingent liability previously established for certain Visa legal matters.

Non-Strategic

The non-strategic segment’s pre-tax loss was $319.3 million in 2012 compared to $36.6 million in 2011 due to an increase in expenses combined with a decline in revenue. Total revenue in 2012 was $90.6 million compared to $124.8 million in 2011 with net interest income declining to $48.9 million in 2012 from $64.6 million in the prior year. The decline in net interest income is primarily due to a 19 percent reduction in average loans from 2011. The provision for loan losses decreased $2.6 million in 2012 to $25.6 million due to stabilization and runoff of the non-strategic portfolios.

Noninterest income (including securities gains/losses) declined 31 percent to $41.8 million in 2012 as lower mortgage banking income more than offset a $5.1 million gain on the sale of a venture capital investment and a $2.3 million gain associated with the settlement of a legal matter. The change in mortgage banking income was attributable to a $17.0 million decrease in net hedging results and a $7.9 million decline in servicing fees which were partially mitigated by increased favorable valuation adjustments to the remaining mortgage warehouse in 2012. The decrease in net hedging results is attributable to more narrow spreads between mortgage and swap rates in 2012 relative to 2011 and servicing fees continue to decline consistent with the reduction in the size of the mortgage servicing portfolio. In 2012, positive valuation adjustments to the mortgage warehouse were $2.3 million compared to $.5 million in the prior year reflecting lower mortgage rates in 2012 compared to the prior year.

Noninterest expense was $384.3 million in 2012 compared to $133.2 million in 2011. Noninterest expense increased primarily due to a $237.5 million increase in the repurchase and foreclosure provision due to a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie. For additional information refer to the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual obligations section of MD&A and Note 9—Contingencies and Other Disclosures. 2012 includes a $22.0 million loss accrual related to legal matters and a $2.8 million charge related to unrecoverable servicing advances. Additionally, contract employment and outsourcing costs increased $8.3 million to $17.8 million in 2012 as FHN recognized elevated subservicing fees since the transfer to a new loan subservicer in third quarter 2011. Generally, most other expense categories continued to decline given the continued wind-down of the legacy businesses.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

FHN continues to refine its business mix in order to focus on higher-return core businesses and explore opportunities to reduce operating costs. The net charge from restructuring, repositioning, and efficiency activities was $3.8 million in second quarter 2012 compared to $16.2 million in 2011. For the six months ended June 30, 2012 and 2011, the net charges were $3.6 million and $29.7 million, respectively. Significant charges recognized during 2012 include a $2.3 million adjustment related to prior servicing sales recorded in second quarter and $2.0 million of severance related costs for the six months ended June 30, 2012 related to efficiency initiatives throughout the organization. Significant charges recognized during 2011 were primarily associated with the sale of FHI which resulted in a $.8 million pre-tax gain on sale in second quarter 2011 and a $10.1 million goodwill impairment in first quarter 2011. Severance related costs were $9.8 million for the six months ended June 30, 2011 and primarily relate to efficiency initiatives throughout the organization. Additionally in second quarter 2011, FHN recognized a $9.0 million charge related to the termination of a technology services contract.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and six months ended June 30, 2012 and 2011 are presented in the following table based on the income statement line item affected:

Table 7 - Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Noninterest income:
Mortgage banking	$(2,287)	$—	$(2,287)	$—
Gain on divestiture	—	—	200	—

Total noninterest income	(2,287)	—	(2,087)	—

Noninterest expense:
Employee compensation, incentives, and benefits	2,191	7,511	2,039	9,764
Occupancy	(219)	59	(175)	854
Legal and professional fees	—	—	15	—
All other expense	12	9,026	17	9,039

Total noninterest expense	1,984	16,596	1,896	19,657

Total gain/(loss) before income taxes	(4,271)	(16,596)	(3,983)	(19,657)
Income/(loss) from discontinued operations	485	441	389	(10,073)

Net impact resulting from restructuring, repositioning, and efficiency initiatives	$(3,786)	$(16,155)	$(3,594)	$(29,730)

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.7 billion in 2012 and 2011. In fourth quarter 2011, FHN launched a share repurchase program which enables FHN to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market conditions. In second quarter 2012 this program was expanded to $200 million. Since the program’s inception in fourth quarter 2011, FHN has repurchased $125.5 million of common shares under the share repurchase program. Average equity remained consistent between the two periods as net income in 2011 and first quarter 2012 generally offset the decline in capital surplus which was largely driven by the repurchase of shares under the share repurchase program. The net loss in second quarter 2012 did not have a significant impact on average equity; however, the cumulative effect of the loss combined with the decline in capital surplus associated with the share repurchases caused a decline in total period-end equity. Period end equity was $2.5 billion on June 30, 2012 and $2.7 billion on June 30, 2011.

The following table provides a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to Tier 1 and Total Regulatory Capital and certain selected capital ratios:

Table 8 - Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2012	June 30, 2011	December 31, 2011
Shareholder’s equity	$2,219,241	$2,386,217	$2,389,472
Regulatory adjustments:
Goodwill and other intangibles	(133,541)	(144,029)	(138,507)
Net unrealized (gains)/losses on AFS securities	(63,679)	(58,068)	(67,069)
Minimum pension liability	186,262	166,576	197,225
Noncontrolling interest - FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	200,000	200,000
Disallowed servicing assets	(8,872)	(14,295)	(9,854)
Disallowed deferred tax assets	(67,075)	(12,200)	(15,168)
Other	(466)	(482)	(463)

Tier 1 capital	$2,626,686	$2,818,535	$2,850,452
Tier 2 capital	570,159	748,225	751,819

Total regulatory capital	$3,196,845	$3,566,760	$3,602,271

	June 30, 2012		June 30, 2011		December 31, 2011
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	13.12%	$2,626,686	14.39%	$2,818,535	14.23%	$2,850,452
First Tennessee Bank National Association (a)	15.32	3,044,184	16.75	3,250,279	16.37	3,247,268
Total
First Horizon National Corporation	15.97	3,196,845	18.21	3,566,760	17.99	3,602,271
First Tennessee Bank National Association (a)	18.18	3,612,440	20.50	3,976,137	20.05	3,976,672
Tier 1 Common (b)
First Horizon National Corporation	10.65	2,131,870	11.86	2,323,719	11.76	2,355,636

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 14.53 percent and 16.51 percent, respectively, at June 30, 2012.
(b)	Refer to the Non-GAAP to GAAP Reconciliation – Table 20.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of June 30, 2012, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Throughout 2012, capital ratios are expected to remain strong and significantly above current well-capitalized standards despite the expectation of a difficult operating environment. Refer to the discussion of proposed rules that will impact capital ratios for the industry in the Market Uncertainties and Prospective Trends section of MD&A.

Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. The following tables provide information related to securities repurchased by FHN during second quarter 2012:

Table 9 - Issuer Purchases of Equity Securities Compensation Plan-Related Repurchase Authority:

(Volume in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2012
April 1 to April 30	33	$9.05	33	34,078
May 1 to May 31	12	9.27	12	34,066
June 1 to June 30	N/A	N/A	N/A	34,066

Total	45	$9.11	45

N/A—Not applicable

Compensation Plan Programs:

•

A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment announced on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On June 30, 2012, the maximum number of shares that may yet be purchased under the program was 34.1 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority for the remainder of 2012.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2012
April 1 to April 30	950	$9.15	950	$102,682
May 1 to May 31	1,977	9.14	1,977	$84,622
June 1 to June 30	1,297	7.83	1,297	$74,465

Total	4,224	$8.74	4,224

(a)	Represents total costs including commissions paid. Average price paid per share for the quarter was $8.71 excluding commissions.

Other Programs:

•

On October 17, 2011, FHN announced a $100 million share purchase authority that would expire on August 31, 2012. In April 2012, FHN announced that this share purchase authority has been increased from $100 million to $200 million and the expiration has been extended to January 31, 2013. As of June 30, 2012, $125.5 million in purchases had been made under this authority at an average price per share of $8.31; $8.28 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY (Trend Analysis of second quarter 2012 compared to second quarter 2011)

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

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in FHN’s 2011 Annual Report in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 28 and continuing to page 34. There were no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings in second quarter 2012.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $8.0 billion on June 30, 2012, and is comprised of loans used for general business purposes, diversified by industry type, and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The following table provides the composition of the C&I portfolio by industry as of June 30, 2012 and 2011. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10 - C&I Loan Portfolio by Industry

	June 30, 2012		June 30, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$1,628,489	20%	$1,446,251	20%
Loans to mortgage companies	1,274,001	16%	582,527	8%
Wholesale trade	641,054	8%	720,095	10%
Manufacturing	633,707	8%	585,802	8%
Healthcare	608,873	8%	579,889	8%
Retail trade	463,643	6%	409,059	6%
Real estate rental & leasing (a)	433,433	5%	440,996	6%
Other (transportation, education, arts, entertainment, etc) (b)	2,298,165	29%	2,415,642	34%

Total C&I loan portfolio	$7,981,365	100%	$7,180,261	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 4 percent.

Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Refer to Table 10 for detail of the C&I loan portfolio by industry. The largest component is finance and insurance which represents 20 percent of the C&I portfolio. The finance and insurance component includes approximately $585.2 million of asset-based lending to consumer financing companies, and trust preferred and bank-related loans which are discussed below. As of June 30, 2012, balances of loans to mortgage companies were 16 percent of the C&I portfolio. This portfolio class, which generally fluctuates with mortgage rates, includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates resulting in increased borrower finance volumes.

Trust Preferred & Bank-Related Loans

The finance and insurance component of the C&I portfolio, which includes bank-related loans and TRUPs (i.e., long term unsecured loans to bank and insurance-related businesses), has been stressed but has seen the stronger borrowers stabilize, while the weaker financial institutions remain under stress due to limited availability of market liquidity and capital, and the impact from economic conditions on the asset quality of these borrowers.

TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of June 30, 2012, 10 TRUPs relationships have elected interest deferral. The risk of individual trust preferred loan default is somewhat mitigated by diversification within the trust preferred loan portfolio. The average size of a trust preferred loan is approximately $9 million.

As of June 30, 2012, the UPB of trust preferred loans totaled $447.2 million ($290.9 million of bank TRUPs and $156.3 million of insurance TRUPs) with the UPB of other bank-related loans totaling approximately $143.8 million. Inclusive of a remaining valuation allowance on TRUPs of $34.2 million, total reserves (ALLL plus the valuation allowance) for TRUPs and other bank-related loans were $62.6 million or 11 percent of outstanding UPB.

C&I Asset Quality Trends

In second quarter 2012, performance of the C&I portfolio continued to improve as upgrades more than offset downgrades in 2012 and commercial borrowers continue to adapt to the current operating environment. The ALLL declined $95.6 million to $110.6 million as of June 30, 2012. The allowance as a percentage of period-end loans declined to 1.39 percent in 2012 from 2.87 percent in 2011. Annualized net charge-offs as a percentage of average loans increased to 0.42 percent from 0.35 percent. Nonperforming C&I loans, which peaked in third quarter 2010, decreased $54.9 million to $157.3 million on June 30, 2012. The nonperforming loan (“NPL”) ratio decreased to 1.97 percent in 2012 from 2.96 percent in 2011.

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

Income CRE

The income CRE portfolio was $1.2 billion on June 30, 2012. Subcategories of income CRE consist of retail (25 percent), office (19 percent), apartments (19 percent), industrial (13 percent), hospitality (9 percent), land/land development (7 percent), and other (8 percent). A substantial portion of the income CRE portfolio was originated through and continues to be managed by the regional bank. The income CRE portfolio showed improvement as property stabilization and strong sponsors have positively affected performance. However, the weak market conditions have affected this portfolio through increased vacancies, slower stabilization rates, decreased rental rates, and lack of readily available financing in the industry. FHN does not capitalize interest or fund interest on distressed properties.

Income CRE Asset Quality Trends

Performance of income CRE loans improved in second quarter 2012 as market conditions improved and sponsors and guarantors provided additional financial support to borrowers as needed. Allowance as a percentage of loans decreased to 2.39 percent in 2012 from 6.04 percent in 2011. Outstanding balances declined 7 percent from second quarter 2012 and the level of allowance declined $49.8 million from 2011 to $29.3 million in second quarter 2012. Net charge-offs declined to $1.6 million in 2012 from $3.5 million in 2011. The level of nonperforming loans decreased 49 percent to $57.2 million as of June 30, 2012, but remained elevated at 4.67 percent of total income CRE loans. The decline in nonperforming loans is primarily attributable to runoff of the income CRE portfolio as a whole.

Residential CRE

The residential CRE portfolio was $89.2 million on June 30, 2012. Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle.

The wind-down of the non-strategic portion of this portfolio combined with the limited amount of new originations within the regional banking footprint directly impacts the amount of net charge-offs and nonperforming loans and the level of the allowance. Balances of residential CRE loans declined 51 percent from a year ago. The ALLL declined $8.1 million to $12.2 million as of June 30, 2012 and nonperforming loans decreased $31.4 million to $38.8 million as of June 30, 2012 from June 30, 2011. The ALLL to loans ratio and the nonperforming loans ratio remained elevated at 13.69 percent and 43.53 percent, respectively. These metrics will remain skewed until the portfolio entirely winds down or until FHN actively originates this product and balances noticeably increase.

RETAIL LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $5.4 billion on June 30, 2012, and is primarily composed of home equity lines and installment loans. Runoff within the non-strategic segment was more than offset by new originations within the regional bank. Including restricted and secured balances (loans consolidated at adoption of ASC 810 and on-balance sheet securitizations) the largest geographical concentrations of balances as of June 30, 2012, are in Tennessee (46 percent) and California (12 percent) with no other state representing greater than 4 percent of the portfolio. At origination, approximately 41 percent of the consumer real estate and restricted and secured balances were in a first lien position. At origination, the weighted average FICO score of this portfolio was 740 and refreshed FICO scores averaged 731 as of June 30, 2012. Generally, performance of this portfolio is affected by home prices and the level of unemployment.

Low or Reduced Documentation Origination

In the past, FHN originated real estate secured consumer loans with low or reduced documentation. FHN generally defines low or reduced documentation loans, sometimes called “stated income” or “stated” loans, as any loan originated with anything less than pay stubs, personal financial statements, and tax returns from potential borrowers. Beginning in 2012, FHN no longer originates stated income, or low or reduced documentation real estate secured loans except on an exception basis when mitigating factors are present.

As of June 30, 2012, $1.4 billion, or 24 percent, of the consumer real estate portfolio consisted of home equity lines and installment loans originated using stated-income compared to $1.6 billion, or 27 percent, as of June 30, 2011. These stated-income lines and loans were 9 percent and 10 percent of the total loan portfolio as of June 30, 2012, and 2011, respectively. As of June 30, 2012, nearly three-fourths of the stated-income consumer real estate in the portfolio were originated through legacy businesses that have been exited and these loan balances will continue to decline. Stated-income loans/lines accounted for nearly 32 percent of the net charge-offs for this portfolio during 2012 compared with 33 percent in 2011. Net charge-offs of stated-income home equity lines and installment loans were $17.0 million in second quarter 2012, and $13.6 million in second quarter 2011. As of June 30, 2012 and 2011, less than 1 percent of the stated income loans/lines were nonperforming and less than 3 percent were more than 30 days delinquent, respectively.

Consumer Real Estate Asset Quality Trends

Performance of the consumer real estate portfolio improved in second quarter 2012 when compared with 2011. The ALLL declined $18.4 million to $114.4 million in 2012 driven by runoff of the non-strategic component of the portfolio. The allowance as a percentage of loans decreased 35 basis points to 2.12 percent of loans. The nonperforming loan balance was $34.9 million and $34.7 million as of June 30, 2012 and 2011, respectively. In second quarter 2012, balances of nonperforming loans include a significant majority of the $7.6 million of second liens classified as nonaccrual as a result of regulatory guidance issued in first quarter 2012. Delinquency rates and the net charge-offs ratio improved in 2012 when compared with 2011. Loans delinquent 30 or more days and still accruing were 1.29 percent in second quarter 2012 compared to 1.52 percent in 2011 primarily due to enhanced collections practices, loss mitigation activities, and improved overall performance. The annualized net charge-offs ratio decreased 85 basis points to 1.49 percent of average loans in 2012. The improvement in performance is attributable to the strong borrower characteristics previously discussed, aging of the portfolio as well as modest improvement in the economy from a year ago as performance of this portfolio is highly correlated with the economic conditions and unemployment.

Permanent Mortgage

The permanent mortgage portfolio was $.7 billion on June 30, 2012. This portfolio is primarily composed of jumbo mortgages and OTC completed construction loans that were originated through legacy businesses. 24 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse. Overall, recent performance has been affected by strong servicing and successful modification programs.

The ALLL declined $15.6 million from 2011 to $27.8 million as of June 30, 2012, primarily due to lower balances and improvement in delinquencies. Troubled debt restructuring (“TDR”) reserves comprise a significant majority of the ALLL for the permanent mortgage portfolio. The delinquencies declined $29.6 million to $11.0 million in 2012 and net charge-offs decreased $5.5 million to $2.5 million during second quarter 2012. NPLs declined $105.2 million to $32.2 million in 2012. Year-over-year NPLs and balances were impacted by a bulk sale of NPLs executed in third quarter 2011. The sale was approximately $188 million in UPB ($126 million after consideration for partial charge-offs and associated lower of cost or market (“LOCOM”) valuation allowance). Additionally, in second quarter 2011, FHN exercised cleanup calls related to proprietary securitizations resulting in the addition of first lien jumbo mortgage loans to this portfolio, substantially all of which were performing upon exercise. The NPL sale and natural runoff combined with the exercise of cleanup calls resulted in a net decline in portfolio balances of $276.4 million from 2011.

Credit Card and Other

The credit card and other portfolios were $.3 billion on June 30, 2012, and primarily include credit card receivables, automobile loans, and to a lesser extent OTC construction loans and other consumer-related credits. FHN may originate other non-real estate secured consumer loans under a stated-income program for certain smaller size and lower risk transactions. As of June 30, 2012, only $1.8 million of OTC loans remained in the portfolio with all classified as nonperforming. In 2012, FHN charged-off $2.6 million other consumer loans compared with $4.2 million during 2011. The allowance declined $2.8 million to $6.3 million in 2012. Loans 30 days or more delinquent increased from 1.20 percent in 2011 to 1.28 percent in 2012.

Restricted Real Estate Loans and Secured Borrowings

Restricted real estate loans and secured borrowings ($.5 billion on June 30, 2012) includes residential real estate loans in both consolidated and nonconsolidated variable interest entities. Restricted real estate loans relate to consolidated securitization trusts and are discussed in Note 13 – Variable Interest Entities. Other real estate loans secure borrowings related to nonconsolidated VIEs and remain on FHN’s balance sheet as the securitizations do not qualify for sale treatment. In late first quarter and early second quarter 2012, FHN exercised cleanup calls related to 3 of the home equity lines (“HELOC”) securitization trusts and 1 of the permanent mortgage securitization trust, respectively, resulting in deconsolidation of the trusts. The loans were then reclassified from the “restricted” line item to the consumer real estate line.

Loan Portfolio Concentrations

FHN has a concentration of loans secured by residential real estate (41 percent of total loans), the majority of which is in the consumer real estate portfolio (33 percent of total loans). Additionally, on June 30, 2012, FHN had a sizeable portfolio of bank-related loans, including TRUPs totaling $590.9 million (7 percent of the C&I portfolio, or 4 percent of total loans). While the stronger borrowers in this portfolio class have stabilized, the weaker financial institutions remain under stress due to limited availability of market liquidity and capital, and the impact from economic conditions on these borrowers. Additionally, FHN had loans to mortgage companies totaling $1.3 billion (16 percent of the C&I portfolio, or 8 percent of total loans) as of June 30, 2012.

On June 30, 2012, FHN did not have any concentrations of C&I loans in any single industry of 10 percent or more of total loans.

The following table provides additional asset quality data by loan portfolio:

Table 11 – Asset Quality by Portfolio

	June 30
	2012		2011
Key Portfolio Details
C&I
Period-end loans ($ millions)	$7,982		$7,180
30+ Delinq. % (a)	0.29%		0.52%
NPL %	1.97		2.96
Charge-offs % (qtr. annualized)	0.42		0.35
Allowance / Loans %	1.39%		2.87%
Allowance / Charge-offs	3.44	x	8.70	x
Income CRE
Period-end loans ($ millions)	$1,225		$1,311
30+ Delinq. % (a)	0.53%		1.11%
NPL %	4.67		8.54
Charge-offs % (qtr. annualized)	0.52		1.03
Allowance / Loans %	2.39%		6.04%
Allowance / Charge-offs	4.53	x	5.62	x
Residential CRE
Period-end loans ($ millions)	$89		$183
30+ Delinq. % (a)	6.69%		5.14%
NPL %	43.53		38.40
Charge-offs % (qtr. annualized)	5.74		8.19
Allowance / Loans %	13.69%		11.10%
Allowance / Charge-offs	2.25	x	1.22	x
Consumer Real Estate
Period-end loans ($ millions)	$5,408		$5,383
30+ Delinq. % (a)	1.29%		1.52%
NPL %	0.65		0.64
Charge-offs % (qtr. annualized)	1.49		2.34
Allowance / Loans %	2.12%		2.47%
Allowance / Charge-offs	1.42	x	1.04	x
Permanent Mortgage
Period-end loans ($ millions)	$739		$1,015
30+ Delinq. % (a)	1.49%		4.00%
NPL % (b)	4.35		13.53
Charge-offs % (qtr. annualized)	1.36		3.21
Allowance / Loans %	3.77%		4.28%
Allowance / Charge-offs	2.71	x	1.34	x
Credit Card and Other
Period-end loans ($ millions)	$279		$295
30+ Delinq. % (a)	1.28%		1.20%
NPL %	0.74		3.21
Charge-offs % (qtr. annualized)	3.82		5.61
Allowance / Loans %	2.27%		3.08%
Allowance / Charge-offs	0.60	x	0.54	x
Restricted real estate and secured borrowings
Period-end loans ($ millions) (c)	$464		$694
30+ Delinq. % (a)	2.74%		2.85%
NPL %	1.27		0.80
Charge-offs % (qtr. annualized)	3.15		4.76
Allowance / Loans %	4.37%		4.76%
Allowance / Charge-offs	1.34	x	0.98	x

Certain previously reported amounts have been reclassified to agree with current presentation.

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	2Q12 includes the impact of sale of $126 million in book value of nonperforming permanent mortgages in third quarter 2011.
(c)	Includes $447.5 million of consumer real estate loans and $16.9 million of permanent mortgage loans.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 39 percent to $321.1 million on June 30, 2012, from $524.1 million on June 30, 2011. Continued aggregate improvement in borrowers’ financial conditions in 2012 contributed to the decline in the ALLL from a year ago. Overall the portfolio composition has changed as more than $906.4 million of non-strategic balances have been reduced while the regional bank had growth year over year driven by loans to mortgage companies, asset-based lending, and consumer real estate installment loans. As loans with higher levels of probable incurred loss content have been removed from the portfolio, the allowance estimate results in lower required reserves. Additionally, the remaining portfolio has improved as commercial problem loan borrowers continue to adapt to the operating environment, FHN has been proactively identifying and working with problem borrowers, and there has been modest improvement in economic conditions.

The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.98 percent on June 30, 2012, from 3.26 percent on June 30, 2011. The allowance attributable to individually impaired loans was $96.2 million compared to $99.5 million on June 30, 2012 and 2011, respectively. The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses increased $21.0 million to $23.0 million in 2012 from $2.0 million in 2011.

Though the rate of improvement is likely to slow, overall asset quality trends are expected to improve during the remainder of 2012 assuming the economic trends remain stable or improve. The C&I portfolio is expected to continue to show positive trends but the rate of improvement may continue to slow in the second half of 2012. There has been aggregate improvement in the risk profile of commercial borrowers which has resulted in upward grade migration which began in late 2010 and continued through second quarter of 2012; however, some volatility is possible in the short term. The income CRE portfolio remains under stress; however, FHN has observed signs of improvement as property values stabilize and guarantors have been willing to support borrowers. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to wind down and will have less of an impact on the overall credit metrics in the future in comparison to prior periods. Continued improvement in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends.

Consolidated Net Charge-offs

Net charge-offs were $40.0 million in 2012 compared with $66.0 million in 2011. The ALLL was 2.00 times the annualized net charge-offs for 2012 compared with 1.98 times net charge-offs for 2011. The annualized net charge-offs to average loans ratio decreased from 1.67 percent in 2011 to 1.01 percent in 2012 due to a 39 percent decline in net charge-offs. All portfolios, except the C&I loan portfolio, recognized a decline in net charge offs with decreases in 2012 primarily attributable to improved performance of the loan portfolio and continued reduction of the non-strategic portfolios.

Improvement of the retail portfolios combined with runoff within non-strategic contributed to a $23.4 million decline in consolidated net charge-offs. Net charge-offs of consumer real estate loans declined $11.7 million to $20.1 million in 2012 with most of the decline attributable to the non-strategic segment. Net charge-offs of permanent mortgage portfolio decreased $5.5 million to $2.5 million in 2012 from 2011. The net charge-offs of restricted real estate loans and secured borrowings decreased $4.7 million to $3.8 million in 2012 from 2011. Commercial net charge-offs decreased $2.6 million led by the CRE portfolios.

The following table provides consolidated asset quality information for the three months ended June 30, 2012 and 2011:

Table 12 - Asset Quality Information

	Three months ended June 30
(Dollars in thousands)	2012	2011
Allowance for loan losses:
Beginning balance on March 31	$346,016	$589,128
Provision for loan losses	15,000	1,000
Charge-offs	(49,728)	(83,344)
Recoveries	9,763	17,307

Ending balance on June 30 (Restricted - $6.0 million on June 30, 2012 and $33.0 million on June 30, 2011)	$321,051	$524,091

Reserve for remaining unfunded commitments	4,434	12,522
Total allowance for loan losses and reserve for unfunded commitments	$325,485	$536,613

	As of June 30
Nonperforming Assets by Segment	2012	2011
Regional Banking:
Nonperforming loans	$178,650	$283,754
Foreclosed real estate (a)	17,334	28,121

Total Regional Banking	195,984	311,875

Non-Strategic:
Nonperforming loans (b)	239,099	384,174
Foreclosed real estate (a)	31,583	50,671

Total Non-Strategic	270,682	434,845

Corporate:
Nonperforming loans	207	1,140

Total Corporate	207	1,140

Total nonperforming assets	$466,873	$747,860

Loans and commitments:
Total period-end loans, net of unearned income (Restricted - $.1 billion on June 30, 2012 and $ .7 billion on June 30, 2011)	$16,185,763	$16,061,646
Less: Insured retail residential and construction loans (c)	(63,113)	(137,073)

Loans excluding insured loans	$16,122,650	$15,924,573
Foreclosed real estate from government insured mortgages	20,687	13,870
Potential problem assets (d)	596,783	960,544
Loans 30 to 89 days past due	92,542	148,030
Loans 30 to 89 days past due - guaranteed portion (e)	16	43
Loans 90 days past due	39,999	58,969
Loans 90 days past due - guaranteed portion (e)	135	535
Loans held-for-sale 30 to 89 days past due	13,463	13,958
Loans held-for-sale 30 to 89 days past due - guaranteed portion (e)	8,862	8,451
Loans held-for-sale 90 days past due	49,214	49,953
Loans held-for-sale 90 days past due - guaranteed portion (e)	38,623	39,078
Remaining unfunded commitments (millions)	7,869	7,938
Average loans, net of unearned (Restricted - $.1 billion on June 30, 2012 and $ .7 billion on June 30, 2011)	$15,960,268	$15,889,105

Allowance and net charge-off ratios
Allowance to total loans	1.98%	3.26%
Allowance to nonperforming loans in the loan portfolio	0.98x	0.90x
Allowance to loans excluding insured loans	1.99%	3.29%
Allowance to annualized net charge-offs	2.00x	1.98x
Nonperforming assets to loans and foreclosed real estate (f)	2.32%	4.09%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	2.03%	3.62%
Total annualized net charge-offs to average loans (g)	1.01%	1.67%

(a)	Excludes foreclosed real estate from government-insured mortgages.
(b)	Includes $89.5 million and $87.7 million of loans held-for-sale reported amounts before $46.9 million and 42.9 million of negative fair value adjustments, as of June 30, 2012 and 2011, respectively.
(c)	Whole-loan insurance is obtained on certain retail residential and construction loans.
(d)	Includes loans 90 days past due and still accruing.
(e)	Guaranteed loans include FHA, VA, student, and GNMA loans repurchased through the GNMA repurchase program.
(f)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(g)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where loan payments are received. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”). Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.

Total nonperforming assets (including NPLs HFS) decreased to $466.9 million on June 30, 2012, from $747.9 million on June 30, 2011. The nonperforming assets ratio decreased to 2.32 percent in 2012 from 4.09 percent in 2011 due to a 38 percent decline in nonperforming assets. Nonperforming loans in the loan portfolio declined $253.0 million to $328.4 million on June 30, 2012, as NPLs within nearly all loan portfolios declined from a year ago due to the sale of permanent mortgages in third quarter 2011 and improved portfolio performance.

Nonperforming C&I loans decreased to $157.3 million in 2012 from $212.2 million in 2011. Commercial real estate NPLs decreased $86.1 million to $96.1 million in 2012. Nonperforming permanent mortgages decreased $105.2 million from 2011 to $32.2 million which was largely driven by the sale of nonperforming mortgages in third quarter 2011. Consumer real estate nonperforming loans increased slightly to $34.9 million primarily due to the classification of $7.3 million of second liens as nonaccrual as a result of regulatory guidance issued in first quarter 2012. Credit card and other nonperforming loans decreased $7.4 million from 2011 to $2.1 million all due to the reduction of OTC loans. Nonperforming loans classified as HFS increased $1.9 million to $89.5 million before negative fair value adjustment of $46.9 million on June 30, 2012, which was primarily driven by elevated repurchases of loans, a significant portion of which are delinquent, and modifications classified as TDRs. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.

The ratio of ALLL to NPLs in the loan portfolio improved to .98 times in 2012 compared to .90 times in 2011 driven by lower NPL balances. Because individually impaired collateral dependent commercial loans are charged down, this ratio becomes skewed as these loans are included in nonperforming loans but reserves for these loans are typically not carried in the ALLL as impairment is charged off. The individually impaired collateral dependent commercial loans that do not carry reserves were $106.9 million on June 30, 2012, compared with $169.4 million on June 30, 2011. Consequently, NPLs in the loan portfolio for which reserves are actually carried were $221.6 million as of June 30, 2012. Charged-down individually impaired collateral dependent commercial loans represented 33 percent of nonperforming loans in the loan portfolio as of June 30, 2012.

The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $48.9 million as of June 30, 2012 from $78.8 million as of June 30, 2011. Table 13 provides an activity rollforward of foreclosed real estate balances for the periods June 30, 2012 and 2011. Both inflows of assets into foreclosure status and the amount disposed declined in 2012 when compared with 2011. The decline in inflow is primarily due to an overall slowdown in foreclosure proceedings nationwide given additional scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies and also due to FHN’s continued efforts to prevent foreclosures by restructuring loans and working with borrowers. Adjustments to the fair value of foreclosed assets decreased $.4 million between the periods. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 13 - Rollforward of Foreclosed Real Estate

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
Beginning balance (a)	$59,132	$94,416	$68,884	$110,536
Valuation adjustments	(4,167)	(4,612)	(9,392)	(9,651)
New foreclosed property	8,129	17,013	18,336	33,118
Capitalized expenses	175	952	408	1,543
Disposals:
Single transactions	(12,615)	(24,712)	(26,276)	(52,059)
Bulk sales	(1,738)	(4,265)	(3,044)	(4,265)
Auctions	—	—	—	(430)

Ending balance, June 30 (a)	$48,916	$78,792	$48,916	$78,792

(a)	Excludes foreclosed real estate related to government insured mortgages.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due decreased to $40.0 million on June 30, 2012, from $59.0 million on June 30, 2011. Loans 30 to 89 days past due decreased $55.5 million to $92.5 million on June 30, 2012. The decrease of past due loan balances are mainly due to overall improvement in performance of the retail portfolios combined with run-off of the non-strategic components.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing but excludes nonperforming assets, decreased to $.6 billion on June 30, 2012, from $1.0 billion on June 30, 2011. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

Commercial Loan Modifications

As part of FHN’s credit risk management governance processes, the Loan Rehab and Recovery Department (“LRRD”) is responsible for managing most commercial relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are being considered for impairment, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. The range of commercial workout strategies utilized by LRRD to mitigate the likelihood of loan losses is commensurate with the degree of commercial credit quality deterioration. While every circumstance is different, LRRD will generally use forbearance agreements (generally 3-6 months) as an element of commercial loan workouts, which include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. Senior credit management tracks classified loans and performs periodic reviews of such assets to understand FHN’s interest in the borrower, the most recent financial results of the borrower, and the associated loss mitigation approaches and/or exit plans that have been developed for those relationships. After initial identification, relationship managers prepare regular updates for review and discussion by more senior business line and credit officers.

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

On June 30, 2012 and 2011, FHN had $338.8 million and $306.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $64.4 million and $45.2 million, or 19 percent and 15 percent of TDR balances, as of June 30, 2012 and 2011, respectively. Additionally, FHN had restructured $139.3 million and $70.1 million of loans HFS as of June 30, 2012 and 2011, respectively. The rise in TDRs from 2011 resulted from increased consumer loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN.

The following table provides a summary of TDRs for the periods ended June 30, 2012 and 2011:

Table 14 - Troubled Debt Restructurings

	June 30, 2012		June 30, 2011
(Dollars in thousands)	Number	Amount	Number	Amount
Held to maturity:
Permanent mortgage:
Current	162	$93,504	78	$47,367
Delinquent	5	1,548	9	3,384
Non-accrual	45	24,485	98	64,257

Total permanent mortgage	212	119,537	185	115,008

Consumer real estate:
Current	925	106,769	600	68,462
Delinquent	35	3,741	15	1,350
Non-accrual	145	14,530	168	18,276

Total consumer real estate	1,105	125,040	783	88,088

Credit card and other:
Current	345	869	391	1,121
Delinquent	17	64	18	65
Non-accrual	—	—	—	—

Total credit card and other	362	933	409	1,186

Commercial loans:
Current	38	28,385	49	36,511
Delinquent	6	8,122	7	15,283
Non-accrual	58	56,785	51	50,099

Total commercial loans	102	93,292	107	101,893

Total held to maturity	1,781	338,802	1,484	306,175

Held-for-sale:
Current	359	78,241	179	33,470
Delinquent	141	25,854	122	18,990
Non-accrual	98	35,212	42	17,660

Total held-for-sale	598	139,307	343	70,120

Total troubled debt restructurings	2,379	$478,109	1,827	$376,295

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

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss from inadequate or failed internal processes, people, and systems or from external events. This risk is inherent in all businesses. Operational risk is divided into the following risk areas, which have been established at the corporate level to address these risks across the entire organization:

•	Business Continuity Planning/Records Management

•	Compliance/Legal

•	Program Governance

•	Fiduciary

•	Security/Internal and External Fraud

•	Financial (including disclosure)

•	Information Technology

•	Vendor

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

LIQUIDITY MANAGEMENT

ALCO also focuses on liquidity management: the funding of assets with liabilities of the appropriate duration, while mitigating the risk of unexpected cash needs. A key objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets; the sources, stability, and availability of funding; and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including core deposits, the available-for-sale securities portfolio, the Federal Reserve Banks, access to Federal Reserve Bank programs, the FHLB, access to the overnight and term Federal Funds markets, loan sales, syndications, and dealer and commercial customer repurchase agreements.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing accounts and unlimited for non-interest bearing accounts. Absent congressional action, the unlimited insurance on non-interest bearing accounts is scheduled to expire as of December 31, 2012. Total loans, excluding loans HFS and restricted real estate loans and secured borrowings, to core deposits ratio was 102 percent in second quarter 2012 up from 100 percent in second quarter 2011. This ratio increased slightly as an increase in the loan portfolio outpaced growth in core deposits.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in 2015. As of June 30, 2012, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, which was eligible for inclusion in Tier 1 Capital. Beginning in 2013, Tier 1 Capital treatment for these securities will begin phasing out. FHN maintains $.4 billion of borrowings which are secured by retail residential real estate loans in consolidated and nonconsolidated securitization trusts.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. As of June 30, 2012, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion and are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

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

Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $332.0 million as of June 30, 2012 compared to negative $394.7 million at June 30, 2011. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval.

Payment of a dividend to common shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.01 per share on July 1, 2012, and the Board approved a $.01 per share cash dividend payable on October 1, 2012, to shareholders of record on September 14, 2012.

Cash Flows

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2012 and 2011. The level of cash and cash equivalents increased $28.2 million during second quarter 2012 compared to $142.6 million in 2011. Net cash provided by financing activities more than offset by cash used by investing and operating activities.

Net cash provided by financing activities was $448.1 million in 2012 compared to net cash used of $226.2 million in 2011. Significant inflows in 2012 were the result of increased FHLB borrowings as a result of deposit fluctuations near the end of the quarter that more than offset cash outflows related to payments and maturities of term borrowings, a decline in customer deposits and cash paid to repurchase common stock. In 2011, cash flow from financing activities was negatively affected by the maturities of bank notes, cash paid to extinguish long-term debt, and repurchase of the common stock warrant related to the capital purchase program, partially mitigated by an inflow of customer deposits.

Net cash used by operating activities was $311.3 million in 2012 compared to $297.4 million in 2011. In both 2012 and 2011, negative operating cash flows were primarily driven by capital markets activities resulting from increases in trading inventory and receivables. Cash used by investing activities was $108.7 million in 2012 while investing activities provided $666.2 million of cash during 2011. Activity related to the available for sale securities portfolio resulted in a $203.9 million net decrease in cash as securities purchases outpaced sales and maturities in 2012. Cash from investing activities was favorably affected by a decline in balances of the loan portfolio. In 2011, investing activities provided cash primarily due to a $596.7 million decline in balances related to the loan portfolio and a $254.3 million reduction in interest-bearing cash which offset net securities purchased.

REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS

Repurchase and Related Obligations from Loans Originated for Sale

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs: Fannie Mae and Freddie Mac. Also federally insured or guaranteed whole loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae”, “Ginnie,” or “GNMA”). Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet criteria for agency whole loan sales to the GSEs, or insurance through Ginnie (collectively, the “Agencies”), were sold to investors, or certificate-holders, predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole loan sales to private purchasers and, to a lesser extent, through proprietary securitizations.

For non-recourse loan sales, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made to the purchasers, including trustees of First Horizon brand proprietary securitizations (“FH proprietary securitizations”), at closing, and also exposure for investment rescission or damages arising from claims that offering documents were materially deficient in the case of loans transferred through FH proprietary securitizations. Also, in many cases non-GSE purchasers included FHN loans in securitizations of the purchaser, and in those cases FHN typically provided indemnity covenants to the purchaser. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. See Note 9 – Contingencies and Other Disclosures, which is incorporated herein by reference, for detail regarding these transactions and implications on FHN’s potential repurchase or indemnity obligations and avenues of investment rescission or monetary damages for investors related to loans sold through FH proprietary securitizations and FHN loans in third party securitizations.

Since the end of 2008, FHN has experienced significantly elevated levels of claims to either repurchase loans from the purchaser or remit payment to the purchaser to “make them whole” for economic losses incurred primarily because of loan delinquencies. Such claims are pursued because purchasers allege that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private investors from whole loans sales, a significant majority of claims relate to non- recourse whole loan sales to GSEs. FHN also has the potential for financial exposure from loans transferred through FH proprietary securitizations. See Note 9 – Contingencies and Other Disclosures for other actions taken by investors of FH proprietary securitizations and also for a discussion outlining differences between representations and warranties made by FHN for GSE loan sales versus FH proprietary securitizations.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of agency mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for 91 percent of all repurchase requests/make-whole claims received between the third quarter 2008 divestiture of certain mortgage banking operations and second quarter 2012. Since the 2008 divestiture, FHN continued the contraction of legacy mortgage banking activities which resulted in bulk sales of mortgage servicing rights. As of June 30, 2012 and 2011, the original UPB of Agency loans originated from 2005 through 2008 that FHN serviced as of those dates was $5.8 billion and $7.4 billion, respectively. As of June 30, 2012 and 2011, the remaining UPB of the agency loans that were originated during that same period that FHN continued to service was $5.2 billion and $6.9 billion, respectively. Consequently, FHN has not had access to the performance status of a substantial portion of Agency loans it originated and sold. As of June 30, 2012 and 2011, 9.04 percent and 10.33 percent, respectively, of Agency loans originated from 2005 through 2008 that FHN continues to service were 90 or more days delinquent (inclusive of foreclosures and bankruptcies that are 90 plus days delinquent). Because FHN continues to service only a portion of the $69.5 billion Agency mortgage loans sold from 2005 through 2008, FHN has limited information as to whether, or the extent to which, delinquency rates provided above for the FHN-serviced portion may be representative of the entire population of Agency loans sold during that time period. FHN has potential repurchase risk for claims of breach of representations and warranties for mortgage loans sold to Agencies regardless of its status as servicer.

In addition, from 2000 through 2007, FHN securitized $47.0 billion of mortgage loans without recourse in FH proprietary transactions. Of the amount originally securitized, $36.7 billion of current UPB relates to FH proprietary securitization trusts that are still active as approximately 30 securitization trusts have been terminated due to clean-up calls exercised by FHN. A clean-up call is allowed when the unpaid principal balance falls to a low level. The exercise of cleanup calls resulted in termination of the pooling and servicing agreement and reacquisition by FHN of the related outstanding mortgage loans. As of June 30, 2012, FHN still services substantially all of the remaining loans transferred through FH proprietary securitizations.

The following table summarizes the loan composition of the FH private securitizations from 2000 through 2007:

Table 15 - Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for all FH securitizations (a)	Original UPB for active FH securitizations (a)	UPB as of June 30, 2012
Loan type:
Jumbo	$27,062,825	$16,786,355	$4,242,483	(b)
Alt-A	19,946,023	19,946,023	6,748,972

Total FH proprietary securitizations	$47,008,848	$36,732,378	$10,991,455

FH proprietary securitizations were originated during vintage years 2000 through 2007. Does not include amounts related to consolidated securitization trusts.

(a)	Original principal balances obtained from trustee statements. Original UPB in vintages 2004 through 2007 was approximately $33 billion.
(b)	UPB as of June 30, 2012 adjusted for clean-up calls exercised by FHN.

The remaining jumbo mortgage loans originated and sold by FHN had weighted average FICO scores at of approximately 731 and weighted average combined loan-to-value (“CLTV”) ratios of approximately 77 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher CLTV or debt to income (“DTI”) ratios, reduced documentation, or other factors. As of June 30, 2012, 9.57 percent of the jumbo mortgage loans were 90 days or more delinquent and 17.15 percent of the Alt-A loans were 90 days or more delinquent.

At June 30, 2012, the repurchase request pipeline contained no repurchase requests related to the first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At June 30, 2012, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.

Active Pipeline

The amount of repurchase requests and make-whole claims is accumulated into the “active pipeline”. The active pipeline includes the amount of claims for repurchase, make-whole payments, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Private mortgage insurance (“MI”) was required for certain of the loans sold to GSEs or that were securitized. MI generally was provided for first lien loans that were sold to GSEs or securitized that had a LTV ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes these in the active pipeline.

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On June 30, 2012, the active pipeline was $430.6 million with nearly all unresolved repurchase and make-whole claims relating to loans sold to GSEs.

Generally, the amount of a loan subject to a repurchase/make-whole claim or with open MI issues remains in the active pipeline throughout the appeals process with a GSE or MI company until parties agree on the ultimate outcome. FHN reviews each claim and MI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, repurchase loan or remit make-whole payment, or reflect cancellation of MI). Contractual agreements with Fannie Mae and Freddie Mac state a response should be completed within 30 days of receiving a repurchase request. Working arrangements with both agencies include regular communications to review the current pipeline as well as address any concerns requiring immediate attention. Given the accumulation of GSE repurchase requests at FHN and backlog at the GSEs, FHN has been able to take additional time as needed to complete repurchase request reviews. At this point, FHN has not suffered any penalties from responses occurring after the 30-day contractual period. The Federal Housing Finance Agency (FHFA), the conservator of the GSEs, has become increasingly involved in the GSEs’ repurchase activities which has led, and could continue to lead to changes in practices for requesting and resolving repurchase claims as the GSEs continue to attempt to recover additional losses.

The following table provides a rollforward of the active repurchase request pipeline, including related unresolved MI cancellation notices for the three and six months ended June 30, 2012:

Table 16 - Rollforward of the Active Pipeline

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—April 1, 2012	1,694	$325,652	3	$184	1	$100	1,698	$325,936
Additions	1,332	284,400	4	550	1	207	1,337	285,157
Decreases	(1,158)	(227,362)	(2)	(257)	(1)	(100)	(1,161)	(227,719)
Adjustments (a)	3	1,139	—	—	—	—	3	1,139

Ending balance—June 30 , 2012	1,871	383,829	5	477	1	207	1,877	384,513

Legacy mortgage banking MI cancellation notices:
Beginning balance—April 1, 2012	255	54,320	—	—	—	—	255	54,320
Additions	106	23,261	—	—	—	—	106	23,261
Decreases	(156)	(34,517)	—	—	—	—	(156)	(34,517)
Adjustments (a)	20	2,983	—	—	—	—	20	2,983

Ending balance—June 30, 2012	225	46,047	—	—	—	—	225	46,047

Total ending active pipeline—June 30, 2012 (b) (c)	2,096	$429,876	5	$477	1	$207	2,102	$430,560

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—January 1, 2012	1,659	$307,705	4	$211	2	$454	1,665	$308,370
Additions	2,259	486,112	6	659	1	207	2,266	486,978
Decreases	(2,059)	(413,578)	(5)	(393)	(2)	(454)	(2,066)	(414,425)
Adjustments (a)	12	3,590	—	—	—	—	12	3,590

Ending balance—June 30, 2012	1,871	383,829	5	477	1	207	1,877	384,513

Legacy mortgage banking MI cancellation notices:
Beginning balance—January 1, 2012	346	75,148	—	—	—	—	346	75,148
Additions	229	48,218	—	—	—	—	229	48,218
Decreases	(388)	(83,349)	—	—	—	—	(388)	(83,349)
Adjustments (a)	38	6,030	—	—	—	—	38	6,030

Ending balance—June 30, 2012	225	46,047	—	—	—	—	225	46,047

Total ending active pipeline—June 30, 2012 (b) (c)	2,096	$429,876	5	$477	1	$207	2,102	$430,560

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.
(c)	Under the revised repurchase accrual approach discussed later, loss estimation for loans with lost MI coverage is no longer separately assessed nor added to inherent losses within the active pipeline as this population of loans are embedded in the data received from Fannie Mae in second quarter 2012. MI trends continue to be tracked and reviewed and are considered in the overall adequacy of the repurchase liability.

Table 16 - Rollforward of the Active Pipeline (Continued)

The following table provides a rollforward of the active repurchase request pipeline, including related unresolved MI cancellation notices for the three and six months ended June 30, 2011:

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—April 1, 2011	1,779	$364,256	331	$16,885	13	$1,377	2,123	$382,518
Additions	699	132,677	4	277	20	1,144	723	134,098
Decreases	(725)	(171,009)	(244)	(13,344)	—	—	(969)	(184,353)
Adjustments (a)	23	(1,077)	3	114	(11)	(1,201)	15	(2,164)

Ending balance—June 30 , 2011	1,776	324,847	94	3,932	22	1,320	1,892	330,099

Legacy mortgage banking MI cancellation notices:
Beginning balance—April 1, 2011	640	146,798	—	—	—	—	640	146,798
Additions	218	48,122	—	—	—	—	218	48,122
Decreases	(266)	(63,702)	—	—	—	—	(266)	(63,702)
Adjustments (a)	(51)	(10,486)	—	—	—	—	(51)	(10,486)

Ending balance—June 30, 2011	541	120,732	—	—	—	—	541	120,732

Total ending active pipeline—June 30, 2011 (b) (c)	2,317	$445,579	94	$3,932	22	$1,320	2,433	$450,831

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—January 1, 2011	1,718	$377,735	357	$18,025	12	$1,022	2,087	$396,782
Additions	1,551	295,364	25	1,700	20	1,144	1,596	298,208
Decreases	(1,512)	(348,831)	(289)	(15,851)	—	—	(1,801)	(364,682)
Adjustments (a)	19	579	1	58	(10)	(846)	10	(209)

Ending balance—June 30, 2011	1,776	324,847	94	3,932	22	1,320	1,892	330,099

Legacy mortgage banking MI cancellation notices:
Beginning balance—January 1, 2011	596	137,373	—	—	—	—	596	137,373
Additions	475	104,937	—	—	—	—	475	104,937
Decreases	(465)	(108,191)	—	—	—	—	(465)	(108,191)
Adjustments(a)	(65)	(13,387)	—	—	—	—	(65)	(13,387)

Ending balance—June 30, 2011	541	120,732	—	—	—	—	541	120,732

Total ending active pipeline—June 30, 2011 (b) (c)	2,317	$445,579	94	$3,932	22	$1,320	2,433	$450,831

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.
(c)	In determining adequacy of the repurchase reserve, FHN considered $208.9 million in UPB of loans sold where MI coverage was cancelled for all loan sales and FH securitizations in 2011.

The following graph depicts inflows into the active pipeline by claimant type for each quarter during 2011 and 2012:

As of June 30, 2012, Agencies account for nearly all of the repurchase/make-whole requests in the active pipeline and 92 percent of the total active pipeline, inclusive of MI cancellation notices and all other claims. For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs. Consistent with originations, a majority of claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from agencies increased $169.7 million and $140.7 million to $279.7 million in second quarter 2012 compared to second and fourth quarters 2011, respectively. Based on information received from Fannie Mae in second quarter 2012, the increases in repurchase/make-whole requests during 2012 were largely driven by backlogs at the GSE while elevated inflow beginning in the second half of 2011 was largely driven by changes in practices and policies as it relates to GSE loans where MI coverage was lost. Total MI cancellation notices received declined $24.8 million from a year ago to $23.3 million in 2012.

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

The following table provides information regarding resolutions (outflows) of the active pipeline during the three and six month periods ended June 30, 2012 and 2011:

Table 18 - Active Pipeline Resolutions and Other Outflows

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	450	$97,407	306	$67,646
Rescissions or denials	517	110,452	667	106,719
Other, MI, information requests	350	54,377	262	73,690

Total resolutions	1,317	$262,236	1,235	$248,055

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	879	$190,937	634	$137,750
Rescissions or denials	876	190,519	1091	197,952
Other, MI, information requests	699	116,318	541	137,171

Total resolutions	2,454	$497,774	2,266	$472,873

Total resolutions disclosed in Table 18 – Active Pipeline Resolutions and Other Outflows include both favorable and unfavorable resolutions and are reflected as “decreases” in the Rollforward of the Active Pipeline in Table 16. The UPB of actual repurchases, make-whole, settlement resolutions, which was $97.4 million during second quarter 2012, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When estimating the accrued liability using loss factors based on actual historical experience, FHN has applied cumulative average loss severities ranging between 50 and 60 percent of the UPB of the repurchased loan or make-whole claim. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 19 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $110.5 million in second quarter 2012, represent the amount of repurchase requests and make-whole claims where FHN was able to resolve without incurring losses. Cumulative average rescission rates have ranged between 45 and 55 percent since the 2008 divestiture. Of the loans resolved in 2012 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 50 percent of the claims. Resolutions related to other, MI, information requests, which were $54.4 million during second quarter 2012, includes providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a repurchase/make-whole claim is submitted and such request is unfavorably resolved.

Repurchase Accrual Methodology

The estimated probable incurred losses that result from repurchase obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and lower housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet upon repurchase. FHN has observed cumulative average loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and cumulative average rescission rates between 45 percent and 55 percent of the repurchase and make-whole requests.

As a result of significant new information received from Fannie in second quarter 2012, including information related to loans no longer serviced by FHN, estimated losses associated with repurchase obligations for mortgage loans sold to GSEs was revised. As described in more detail below, FHN historically estimated loss content within the active pipeline as well as loss content associated with loans in which MI coverage was ultimately lost. This approach will be referred to as the “historical repurchase accrual approach” and applies to periods prior to second quarter 2012. Prior to second quarter 2012, FHN’s ability to quantify this estimate was substantially limited because, among other things, FHN no longer services a large portion of the loans sold to the GSEs and therefore has limited access to loan data for that portion. Because of this new information, FHN now has better visibility allowing it to better estimate the probable loss which will result from the repurchase process going forward in respect of all conforming conventional mortgage loans which FHN sold on a whole-loan basis to the two GSEs. The “revised” and “historical” repurchase accrual approaches are discussed below.

The Revised Repurchase Accrual Approach

In second quarter 2012, information was made available by Fannie to FHN which provided significant insight into their file selection and review process for loans previously sold by FHN to Fannie with repurchase risk. As a result, FHN revised its loss estimate associated with repurchase obligations for loans sold to Fannie and Freddie. The process for estimating the liability for repurchase obligations for the two GSE’s as of June 30, 2012, was the result of a three-step approach. First, FHN analyzes loss content associated with outstanding repurchase/make-whole claims currently in the active pipeline. The pipeline is segmented and historical cumulative average loss severities and repurchase rates are applied to estimate losses associated with known requests.

Secondly, FHN estimated probable losses associated with projected requests from Fannie. The ability to project repurchase requests from Fannie resulted from information provided by the GSE that segments the population of FHN loans into 1) loans that are currently selected for review, 2) liquidated loans that will likely be selected for review in the future, and 3) seriously delinquent loans that will likely be selected for review in the future. Fannie also provided FHN with their average historical repurchase request rates for loans after they have been selected for review. FHN utilized this information to estimate the loans in the 3 loan pool segments described above that could result in future repurchase requests from Fannie. FHN’s historical average cumulative loss severities and repurchase rates were then applied to the projected repurchase requests to estimate the associated probable losses.

Lastly, the loss estimated from projected Fannie repurchase requests was used to estimate probable repurchase losses from Freddie loan sales from 2005 through 2008. The characteristics of the loans sold to Fannie during that timeframe were generally consistent with those sold to Freddie. Additionally, trends in repurchase rates and loss severities for Freddie loans have been generally consistent with those experienced for Fannie loans. Unless GSE repurchase practices or outcomes change significantly, First Horizon expects that the mortgage repurchase liability established as of the end of the second quarter 2012 will be sufficient for losses resulting from current pending and projected repurchase requests from the two GSEs.

Historical Repurchase Accrual Approach

When determining the adequacy of the repurchase and foreclosure liability, FHN considers that nearly all of these sales ceased in third quarter 2008 when FHN sold its national mortgage origination business. In estimation of the accrued liability for loan repurchases and make-whole obligations, FHN estimated probable incurred losses in the population of all loans sold based on trends in claims requests and actual loss severities observed by management. The liability included accruals for probable losses beyond what was observable in the ending pipeline of repurchase/make-whole requests and active MI cancellations at any given balance sheet date. The estimation process began with internally developed proprietary models that were used to assist in developing a baseline in evaluating inherent repurchase-related loss content. The baseline for the repurchase reserve used historical loss factors that were applied to the loan pools originated in 2001 through 2008 and sold in years 2001 through 2009. Loss factors, tracked by year of loss, were calculated using actual losses incurred on repurchases or make-whole arrangements. The historical loss factors experienced were accumulated for each sale vintage and were applied to more recent sale vintages to estimate probable incurred losses not yet realized.

In order to incorporate more current events, FHN then incorporated management judgment within its estimation process for establishing appropriate reserve levels. For repurchase requests related to breach of representations and warranties, the active pipeline was segregated into various components (e.g., requestor, repurchase, or make-whole) and current rescission (successful resolutions) and loss severity rates were applied to calculate estimated losses attributable to the current pipeline. When assessing the adequacy of the repurchase reserve, management also considered trends in the amounts and composition of new inflows into the pipeline. FHN then compared the estimated losses inherent within the pipeline with current reserve levels.

For purposes of estimating loss content, FHN also considered reviewed MI cancellation notices where coverage had been cancelled. When assessing loss content related to loans where MI had been cancelled, FHN first reviewed the amount of unresolved MI cancellations that were in the active pipeline and adjusted for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applied loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved MI pipeline for loans that were sold to GSEs. For GSE MI cancellation notices, the methodology for determining the accrued liability contemplated a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN had been less successful in favorably resolving mortgage insurance cancellation notifications with MI companies. Loss severity rates applied to GSE MI cancellation notifications were consistent with those applied to actual GSE claims. For GSE MI cancellation notifications where coverage had been ultimately cancelled and were no longer included in the active pipeline, FHN applied a 100 percent repurchase rate in anticipation that such loans ultimately would result in repurchase/make-whole requests from the GSEs since MI coverage for certain loans is a GSE requirement. In determining adequacy of the repurchase reserve, FHN considered $208.9 million in UPB of loans sold where MI coverage was cancelled for all loan sales and FH proprietary securitizations in 2011. Under the revised repurchase accrual approach, loss estimation for loans with lost MI coverage is no longer separately assessed nor added to inherent losses within the active pipeline as this population of loans are embedded in the data received from Fannie Mae in second quarter 2012. MI trends continue to be tracked and reviewed and are considered in the overall adequacy of the repurchase liability.

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels but are included in FHN’s aggregate repurchase liability in Table 19. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform.

The following table provides a rollforward of the repurchase liability by loan product type for the three and six months ended June 30, 2012 and 2011 :

Table 19 - Reserves for Repurchase and Foreclosure Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2012	2011	2012	2011
First Liens
Beginning balance	$159,187	$180,945	$163,277	$176,283
Provision for repurchase and foreclosure losses	250,000	24,563	299,256	66,284
Net realized losses	(50,781)	(38,262)	(104,127)	(75,321)

Balance on June 30	$358,406	$167,246	$358,406	$167,246

Second Liens
Beginning balance	$2,054	$2,054	$2,054	$6,571
Provision for repurchase and foreclosure losses	—	—	—	(4,517)

Balance on June 30	$2,054	$2,054	$2,054	$2,054

HELOC
Beginning balance	$2,076	$2,589	$2,076	$2,589
Net realized losses	—	—	—	—

Balance on June 30	$2,076	$2,589	$2,076	$2,589

Total Reserves for Repurchase and Foreclosure Losses
Beginning balance	$163,317	$185,588	$167,407	$185,443
Provision for repurchase and foreclosure losses	250,000	24,563	299,256	61,767
Net realized losses	(50,781)	(38,262)	(104,127)	(75,321)

Balance on June 30	$362,536	$171,889	$362,536	$171,889

The liability for repurchase and foreclosure losses was $362.5 million as of June 30, 2012, compared to $171.9 million as of June 30, 2011. The increase in the liability since 2011 is primarily the result of a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie. In 2012, FHN recognized expense of $250.0 million to increase the repurchase and foreclosure liability compared with $24.6 million in 2011. In second quarter 2012 and 2011, success rates on putbacks and the loss severity rates applied to the pipeline inflow were generally consistent in both periods.

Net realized losses for the repurchase of first lien loans or make-whole payments increased to $50.8 million during second quarter 2012 compared with $38.3 million during 2011. The first lien net realized losses in Table 19 reflect net losses on $97.4 million of repurchase, make-whole, and settlement resolutions reflected in Table 18 – Active Pipeline Resolutions and Other Outflows. In second quarter 2012, the net realized losses incurred were 52 percent of the UPB of repurchase/make-whole requests resolved. In second quarter 2011, first lien net realized losses were $38.3 million representing a 57 percent actual loss severity.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during second quarter 2012 was $33.1 million compared with $20.0 million during 2011. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet.

Other FHN Mortgage Exposures and Trends

Although FHN has received no repurchase requests from trustees of FH proprietary securitizations, as described in Note 9 – Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH proprietary securitizations. These litigation matters are in early stages and have not been resolved; at June 30, 2012 no liability had been established for them.

In addition, also as described in Note 9, many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. In such a whole loan sale FHN made representations and warranties concerning the loans sold and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. Certain of those non-GSE purchasers have made claims against FHN based on those indemnity covenants. Also, the trustee of a non-FH proprietary securitization which contained FHN loans has commenced a legal proceeding against FHN seeking repurchase or make-whole based on claimed breaches of representations and warranties made by FHN to the purchaser/securitizer.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Continued uncertainties remain surrounding the national economy, the housing market, the regulatory environment, and the European financial situation and will continue to present challenges for FHN. Although the national economy has exhibited signs of improvement, economic conditions are still stressed and could regress which may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers resulting in continued pressure on net interest income. Additionally, despite the significant reduction of legacy national lending operations, the ongoing economic stress and uncertainty in the housing market could continue to affect borrower defaults resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. Economic and political uncertainty could also lead to changes in repurchase practices of GSEs which could result in additional repurchase losses for loans sold subject to repurchase requests from GSEs. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies within MD&A, and Note 9 – Contingencies and Other Disclosures for additional discussion regarding FHN’s repurchase obligations.

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

On June 7, 2012, the U.S. banking regulators issued final revisions to the current Market Risk Capital Rule which applies to financial institutions with trading assets and liabilities of at least $1.0 billion or 10 percent of total assets. FHN is currently subject to the Market Risk Capital Rules and therefore will be required to comply with the revisions contained in the final rule which become effective in January 2013. The revisions contained in the final rule change the methodology for calculating the risk-weighted assets related to trading assets and include, among other things, the addition of a stressed VaR (“Value at Risk”) component. Additionally, the rule eliminates the use of credit ratings in calculating specific risk capital requirements for certain debt and securitization positions. FHN is currently assessing the effects of adopting the revisions to the Market Risk Capital Rule.

In addition, on June 7, 2012, the U.S. banking regulators issued notices of proposed rulemakings (“NPRs”) to implement the revised capital standards for U.S. financial institutions as required by the Reform Law. The NPRs include changes to the definition of capital and an increase in capital requirements that phase in over many years largely consistent with the revised capital standards for international banks known as “Basel III”. In addition, the NPR addressing standardized risk-weighting of assets would significantly change the risk-weighting of certain assets for almost all U.S. financial institutions beginning in 2015. It is not known to what extent the NPRs will be adopted as proposed, but FHN estimates that it would have remained a well-capitalized institution under its interpretation of the proposed increased capital requirements and risk-weighted asset revisions if the proposals had been fully in effect as of June 30, 2012.

Foreclosure Practices

For several years governmental officials and agencies have scrutinized industry foreclosure practices, particularly in judicial foreclosure states. The initial focus on judicial foreclosure practices of financial institutions nationwide expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities. All of the changes to servicing practices arising out of this activity including those described below could impact FHN through increased operational and legal costs. FHN owns and services residential mortgage loans. In 2010 FHN reviewed its processes relating to foreclosure on loans it owns and services and no material issues were identified. FHN continues to review, monitor and revise, as appropriate, its foreclosure processes and coordinated loss mitigation practices with the goal of conforming them to evolving servicing requirements.

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

By the end of first quarter 2011, federal banking regulators had completed examinations of foreclosure and loss mitigation practices of large, federally regulated mortgage servicers, including FHN’s 2008 subservicer. Regulators have entered into consent decrees with several of the institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer is subject to a consent decree and its parent company recently agreed to pay related monetary sanctions. The 2008 subservicer has advised FHN that it has implemented or was in the process of implementing the new standards as the subservicing relationship terminated in August 2011. In accordance with the terms of the consent decree, the 2008 subservicer has commenced an independent third-party assessment of its foreclosure processes and is participating in a regulator-prescribed foreclosure claims review process. FHN is cooperating with and assisting its 2008 and 2011 subservicer in reviewing any consumer complaints originating out of the claims review process which is scheduled for completion on December 31, 2012. The 2008 subservicer is advising FHN of the number of claims/complaints filed relating to FHN subserviced loans. The OCC has issued information outlining remediation guidelines for various types of claims/complaints if and when the claim/complaint is determined to be valid. As a result of the above examinations, in June 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, testing and file reviews. FHN has reviewed the Supervisory Guidance and utilized a third party consultant to assist in its self-assessment of its foreclosure management process relating to all its mortgage servicing, including that conducted by the 2011 subservicer. The assessment was completed in the fourth quarter 2011; FHN is implementing changes to strengthen its processes including additional oversight and review processes. Also in connection with the 2008 subservicer’s third party assessment and claims process, FHN and its 2011 subservicer are cooperating with the 2008 subservicer to identify and correct any servicing deficiencies in foreclosure or loss mitigation that might impact FHN’s subserviced loans.

Under FHN’s 2008 subservicing agreement, the 2008 subservicer had the contractual right to follow FHN’s prior servicing practice as they existed 180 days prior to August 2008 until the 2008 subservicer became aware that such practices did not comply with applicable servicing requirements, subject to subservicer’s obligation to follow accepted servicing practices, applicable law, and new requirements, including evolving interpretations of such practices, law and requirements. FHN cannot predict the amount of additional operating costs related to foreclosure delays, including required process changes, increased default services, extended periods of servicing advances and the recoverability of such advances, legal expenses, or other costs that may be incurred as a result of the internal reviews or external actions. In the event of a dispute such as that described below between FHN and the 2008 subservicer over any liabilities for the 2008 subservicer’s servicing and management of foreclosure or loss mitigation processes, FHN cannot predict the costs that may be incurred.

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

In addition, the attorneys general of all 50 states concluded a joint investigation of foreclosure practices across the industry and proposed significant changes in servicing practices related to foreclosures and substantial penalties. On February 9, 2012, the Justice Department announced that the federal government and attorneys general of 49 states (the state of Oklahoma reached a separate agreement) reached a $25 billion settlement agreement with five of the largest servicers to address mortgage loan servicing and foreclosure abuses. The parent companies of those servicers paid additional monetary sanctions for failure to supervise. Neither FHN nor its 2008 or 2011 subservicer is a party to this settlement. Press reports indicate that other servicers may be approached to participate in the settlement. FHN’s 2008 and 2011 subservicers have not advised that they have been involved recently in discussions regarding participation in these settlements. However, the sanctions recently agreed to by the 2008 subservicer’s parent company reportedly have terms similar to the earlier parent company sanctions. FHN continues to review available information to ascertain the potential impact of the settlement agreement on servicing and foreclosure practices.

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

FHN anticipates continued changes in foreclosure, loss mitigation, and servicing practices in response to the industry-wide servicing standards introduced by the OCC and other federal regulators in the consent decrees, the foreclosure settlement with the state attorneys general described above, the Federal Reserve Board’s and the Bureau’s proposal on servicing practices, regulations and mortgage servicing standards issued by the Bureau including those relating to vendor management, and applicable state laws modifying foreclosure and loss mitigation requirements. FHN cannot predict the costs of implementing the new servicing requirements. It also remains unclear what actions will be taken by individual states through attorneys general, or other third parties including borrowers, related to foreclosure and loss mitigation practices in the industry or specific actions by FHN or by its 2008 subservicer. Additionally, a new financial crimes unit has been formed to review possible residential mortgage-backed securities fraud and the media reports that civil investigation demands have been issued to a number of parties. FHN cannot predict the amount of operating costs, costs for foreclosure delays (including costs connected with servicing advances), legal expenses, or other costs (including title company indemnification) that may be incurred as a result of the internal reviews or external actions. No liability has been established.

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

FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions as of June 30, 2012 and 2011, were reasonable based on the price discovery process.

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

REPURCHASE AND FORECLOSURE LIABILITY

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. From 2005 through 2008, FHN originated and sold $69.5 billion of agency mortgage loans without recourse. From 2000 through 2007, FHN securitized $47.0 billion of mortgage loans without recourse in proprietary transactions. Of the amount originally securitized, $36.7 billion of current UPB relates to securitization trusts that are still active. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. In addition, through its legacy mortgage business FHN originated with the intent to sell and sold HELOC and second lien mortgages through whole loan sales to private purchasers.

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

For loans sold or securitized without recourse, FHN has obligations to either repurchase the loan for its outstanding principal balance or make the purchaser whole for the economic losses of the loan if it is determined that the loan sold was in violation of representations or warranties made by FHN upon closing of the sales. Contractual representations and warranties vary significantly depending upon the transaction and purchaser-type (agency versus private) of the loans transferred. Typical whole loan sales include relatively broad representations and warranties, while FH proprietary securitizations include more limited representations and warranties. Nearly all of FHN’s accrued liability for repurchase obligations for alleged breaches of representations and warranties relate to mortgage loans sold to GSE’s from 2005 through 2008. As of June 30, 2012, FHN has not received any repurchase requests related to FH proprietary securitizations and has not accrued for losses associated with alleged representation and warranties violations related to FH proprietary securitizations.

Repurchase Accrual Methodology

Estimating probable losses associated with FHN’s repurchase obligations for alleged breaches of representations and warranties related to prior agency loan sales requires significant management judgment and assumptions. The loss estimation process relies on historical observed trends that may or may not be representative of future actual results such as observed loss severities, resolution statistics, delinquency trends, and historical average loan sizes. Additionally, the level of repurchase/make-whole request and associated losses are affected by external factors such as GSE review practices and selection criteria, housing prices, actions of MI companies, and economic conditions, all of which could change in the future. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

FHN has evaluated its exposure under all of these obligations, including a smaller amount related to equity-lending junior lien loan sales, and accordingly, has reserved for losses of $362.5 million and $171.9 million as of June 30, 2012 and 2011, respectively. Liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition while expense is included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. Unless GSE repurchase practices or outcomes change significantly, FHN expects that the mortgage repurchase liability established as June 30, 2012, will be sufficient for losses resulting from current pending and projected repurchase requests from the two GSEs. However, FHN will continue to monitor trends in claims activity, loss severities, success rates, GSE review practices, and MI cancellations in order to assess the adequacy of the repurchase liability. At June 30, 2012, FHN had not accrued for exposure for repurchase of loans related to FH proprietary securitizations arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that offering documents under which the loans were securitized were materially deficient.

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

Prior to January 1, 2012 accounting standards required management to estimate the fair value of each reporting unit in assessing impairment at least annually. Effective January 1, 2012, companies are permitted to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, when determining whether the quantitative assessment should be performed. If FHN concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value, or if management elects, the quantitative analysis is performed. FHN historically engaged an independent valuation expert to assist in the computation of the fair value estimates of each reporting unit as part of its annual assessment. The 2011 assessment for the regional banking reporting unit utilized three separate methodologies: a discounted cash flow model, a comparison to similar public company’s trading values, and a comparison to recent acquisition values. A weighted average calculation was performed to determine the estimated fair value of the regional banking reporting unit. A discounted cash flow methodology was utilized in determining the fair value of the capital markets reporting unit. The most recent valuations indicated no goodwill impairment in any of the reporting units. As of the most recent assessment the fair value of regional banking and capital markets exceeded their carrying values by 38 percent and 201 percent, respectively.

Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (e.g., interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using appropriate valuation methodologies and inputs, including utilization of market observable data and internal cash flow models. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the regional banking and capital markets business segments. As of June 30, 2012, the corporate and non-strategic segments had no associated goodwill. In first quarter 2011, the non-strategic segment recognized goodwill impairment of $10.1 million related to the contracted sale of FHI. FHN allocated a portion of the goodwill from the applicable reporting unit to the asset group held for sale in determining the carrying value of the disposal group. In determining the amount of impairment, FHN compared the carrying value of the disposal group to the estimated value of the contracted sale price, which primarily included observable inputs in the form of financial asset values but which also included certain non-observable inputs related to the estimated values of post-closing events and contingencies. Impairment of goodwill was recognized for the excess of the carrying amount over the fair value of the disposal group. Reporting units have been defined as the same level as the operating business segments.

The quantitative impairment testing process conducted by FHN begins by assigning net assets and goodwill to each reporting unit. FHN then completes “step one” of the impairment test by comparing the fair value of each reporting unit with the recorded book value (or “carrying amount”) of its net assets, with goodwill included in the computation of the carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired, and “step two” of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, step two of the impairment test is performed to determine the amount of impairment. Step two of the impairment test compares the carrying amount of the reporting unit’s goodwill to the “implied fair value” of that goodwill. The implied fair value of goodwill is computed by assuming all assets and liabilities of the reporting unit would be adjusted to the current fair value, with the offset as an adjustment to goodwill. This adjusted goodwill balance is the implied fair value used in step two. An impairment charge is recognized for the amount by which the carrying amount of goodwill exceeds its implied fair value.

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

Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. Under this method, the net DTA or DTL is based on the tax consequences of differences between the book and tax bases of assets and liabilities, which are determined by applying enacted statutory rates applicable to future years to these temporary differences. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, deferred tax assets are subject to a “more likely than not” test to determine whether the full amount of the deferred tax assets should be realized in the financial statements. If the “more likely than not” test is not met, a valuation allowance must be established against the deferred tax asset. On June 30, 2012, FHN’s net DTA was approximately $255 million, which includes the benefit of $78.6 million in federal income tax credit carryforwards, $14.8 million in state income tax loss carryforwards, and deferred taxes on temporary differences. FHN evaluates the likelihood of realization of the net DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial operations. Realization is dependent on generating sufficient taxable income prior to expiration of the carryforwards attributable to the DTA. In projecting future taxable income, FHN incorporates assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business.

As of June 30, 2012, FHN has federal income tax credit carryforwards and state income tax NOL carryforwards, which will expire in varying amounts between 2029 and 2032. FHN believes that is more likely than not that a portion of the benefit of certain state NOL carryforwards will not be realized. In recognition of this risk, a valuation allowance of $6.7 million has been provided on the gross DTAs relating to these state NOL carryforwards. FHN forecasts substantially more taxable income in the carryforward period than needed to support the temporary differences and credits included in the remaining net deferred tax asset. FHN believes that it will realize the benefit from the temporary differences and federal credit carryforward in the remaining DTA within a significantly shorter period of time than the twenty-year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the approximate $255 million net DTA, less the valuation allowance established for state NOLs, is more likely than not. In the event FHN is able to determine that the deferred income tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

NON-GAAP Information

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 20 - Non-GAAP to GAAP Reconciliation

	Three Months Ended June 30
(Dollars in thousands)	2012	2011
Net interest income adjusted for impact of fully taxable equivalent (“FTE”) (Non-GAAP)
Total Consolidated
Net interest income (GAAP)	$172,675	$172,860
FTE adjustment	1,756	1,497

Net interest income adjusted for impact of FTE (Non-GAAP)	$174,431	$174,357

	June 30		December 31
(Dollars in Thousands)	2012	2011	2011
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,626,686	$2,818,535	$2,850,452
Less: Noncontrolling interest—FTBNA preferred stock (b)	294,816	294,816	294,816
Less: Trust preferred (c)	200,000	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,131,870	$2,323,719	$2,355,636

Risk Weighted Assets
(C) Risk weighted assets (a)	$20,022,430	$19,589,310	$20,026,412

Total Assets
(D) Total assets (GAAP)	$25,492,955	$25,054,066	$24,789,384

Ratios
(B)/(C) Tier 1 common ratio (Non-GAAP)	10.65%	11.86%	11.76%
(A)/(D) Tier 1 capital to total assets (GAAP)	10.30%	11.25%	11.50%

(a)	Defined by and calculated in conformity with bank regulations.
(b)	Represents FTBNA preferred stock included in noncontrolling interest. Included in total equity on the Consolidated Condensed Statements of Condition.
(c)	Included in Term borrowings on the Consolidated Condensed Statements of Condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 101 of this report and the subsections entitled “Market Risk Management” beginning on page 101 and “Interest Rate Risk Management” appearing on page 103 of this report,

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 53-57 of this report,

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

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b) Not applicable

(c)	The Issuer Purchase of Equity Securities Table, including the explanatory notes, is incorporated herein by reference to Table 9 and the explanatory notes included in Item 2 of Part I – First Horizon National Corporation – Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 90.

Items 3, 4, and 5

Not applicable

Item 6 Exhibits

(a)	Exhibits.

For exhibits marked * the Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

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

Exhibit No.	Description

*3.1	Bylaws of First Horizon National Corporation as amended and restated July 16, 2012, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated July 16, 2012.

*4	Instruments defining the rights of security holder, including indentures.

**10.1	Form of First Horizon National Corporation Savings Restoration Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 16, 2012.

**10.2	Salary Stock Unit Program, as amended, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated July 16, 2012.

**10.3	Form of Special Performance Stock Units Grant Notice [2012]

**10.4	List of Certain Benefits Available to Certain Executive Officers

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 49-51 and pages 179-181 in the Corporation’s 2011 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on July 20, 2012 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporations as part of Exhibit 10 to its annual report on Form 10-K for the year ended December 31, 2011. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2012 and 2011, and December 31, 2011; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2012 and 2011; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012, and 2011; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: August 8, 2012	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

For exhibits marked * the Corporation agrees to furnish copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

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

Exhibit No.	Description

*3.1	Bylaws of First Horizon National Corporation, as amended and restated July 16, 2012, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated July 16, 2012.

*4	Instruments defining the rights of security holder, including indentures.

**10.1	Form of First Horizon National Corporation Savings Restoration Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 16, 2012.

**10.2	Salary Stock Unit Program, as amended, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated July 16, 2012.

**10.3	Form of Special Performance Stock Units Grant Notice [2012]

**10.4	List of Certain Benefits Available to Certain Executive Officers

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 49-51 and pages 179-181 in the Corporation’s 2011 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on July 20, 2012 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporations as part of Exhibit 10 to its annual report on Form 10-K for the year ended December 31, 2011. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2012 and 2011, and December 31, 2011; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2012 and 2011; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012, and 2011; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase