Form 10-Q
period 2012-09-30
FIRST HORIZON NATIONAL CORP
filed 2012-11-08
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2012
Common Stock, $.625 par value	247,133,973

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands, except restricted and share amounts)(Unaudited)	2012	2011	2011
Assets:
Cash and due from banks (Restricted - $.6 million on September 30, 2012; $4.7 million on September 30, 2011; and $4.9 million on December 31, 2011)	$355,978	$339,895	$384,667
Federal funds sold and securities purchased under agreements to resell	529,688	719,400	443,588

Total cash and cash equivalents (Restricted - $.6 million on September 30, 2012; $4.7 million on September 30, 2011; and $4.9 million on December 31, 2011)	885,666	1,059,295	828,255

Interest-bearing cash	440,916	358,537	452,856
Trading securities	1,204,366	1,227,197	988,217
Loans held-for-sale	410,550	386,147	413,897
Securities available-for-sale (Note 3)	3,123,629	3,327,846	3,066,272
Loans, net of unearned income (Restricted - $.1 billion on September 30, 2012; $.7 billion on September 30, 2011; and $.6 billion on December 31, 2011) (Note 4)	16,523,783	16,241,402	16,397,127
Less: Allowance for loan losses (Restricted - $4.4 million on September 30, 2012; $32.4 million on September 30, 2011; and $31.8 million on December 31, 2011) (Note 4)	281,744	449,645	384,351

Total net loans (Restricted - $.1 billion on September 30, 2012; $.6 billion on September 30, 2011; and $.6 billion on December 31, 2011)	16,242,039	15,791,757	16,012,776

Mortgage servicing rights (Note 5)	120,537	150,803	144,069
Goodwill (Note 6)	134,242	133,659	133,659
Other intangible assets, net (Note 6)	23,679	27,243	26,243
Capital markets receivables	791,190	521,198	164,987
Premises and equipment, net	305,346	326,667	321,253
Real estate acquired by foreclosure	70,779	91,492	85,244
Other assets (Restricted - $1.9 million on September 30, 2012; $13.6 million on September 30, 2011; and $13.4 million on December 31, 2011)	1,986,891	2,169,628	2,151,656

Total assets (Restricted - $.1 billion on September 30, 2012; $.7 billion on September 30, 2011; and $.6 billion on December 31, 2011)	$25,739,830	$25,571,469	$24,789,384

Liabilities and equity:
Deposits:
Savings	$6,608,534	$6,467,377	$6,624,405
Time deposits	1,063,380	1,210,661	1,173,375
Other interest-bearing deposits	3,468,367	3,096,621	3,193,697
Certificates of deposit $100,000 and more	518,717	511,221	608,518

Interest-bearing	11,658,998	11,285,880	11,599,995
Noninterest-bearing	4,569,113	4,412,375	4,613,014

Total deposits	16,228,111	15,698,255	16,213,009

Federal funds purchased and securities sold under agreements to repurchase	1,794,176	2,101,953	1,887,052
Trading liabilities	516,970	471,120	347,285
Other short-term borrowings	856,958	621,998	172,550
Term borrowings (Restricted - $.1 billion on September 30, 2012; $.7 billion on September 30, 2011; and $.6 billion on December 31, 2011)	2,263,238	2,509,804	2,481,660
Capital markets payables	574,201	509,164	164,708
Other liabilities (Restricted - $- on September 30, 2012; $.1 million on September 30, 2011 and December 31, 2011)	974,288	915,945	838,483

Total liabilities (Restricted - $.1 billion on September 30, 2012; $.7 billion on September 30, 2011; and $.6 billion on December 31, 2011)	23,207,942	22,828,239	22,104,747

Equity:
First Horizon National Corporation Shareholders’ Equity:
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 247,133,973 on September 30, 2012; 263,619,040 on September 30, 2011; and 257,468,092 on December 31, 2011)	154,459	164,762	160,918
Capital surplus	1,517,488	1,641,878	1,601,346
Undivided profits	681,460	724,977	757,364
Accumulated other comprehensive loss, net	(116,684)	(83,552)	(130,156)

Total First Horizon National Corporation Shareholders’ Equity	2,236,723	2,448,065	2,389,472

Noncontrolling interest	295,165	295,165	295,165

Total equity	2,531,888	2,743,230	2,684,637

Total liabilities and equity	$25,739,830	$25,571,469	$24,789,384

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands except per share data)(Unaudited)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$163,813	$162,340	$486,507	$486,771
Interest on investment securities	24,136	30,007	76,413	90,449
Interest on loans held-for-sale	3,808	5,126	11,174	12,050
Interest on trading securities	8,392	10,765	27,450	32,834
Interest on other earning assets	367	122	1,210	618

Total interest income	200,516	208,360	602,754	622,722

Interest expense:
Interest on deposits:
Savings	4,764	6,773	15,127	21,042
Time deposits	5,169	7,096	16,626	22,911
Other interest-bearing deposits	1,455	1,650	4,628	4,841
Certificates of deposit $100,000 and more	1,975	2,328	6,586	7,650
Interest on trading liabilities	2,556	3,703	7,914	11,595
Interest on short-term borrowings	1,443	1,389	3,958	4,397
Interest on term borrowings	9,689	9,081	29,846	28,331

Total interest expense	27,051	32,020	84,685	100,767

Net interest income	173,465	176,340	518,069	521,955
Provision for loan losses	40,000	32,000	63,000	34,000

Net interest income after provision for loan losses	133,465	144,340	455,069	487,955

Noninterest income:
Capital markets	80,773	99,557	262,429	267,535
Deposit transactions and cash management	30,352	35,701	89,216	102,706
Mortgage banking	10,373	12,751	43,603	72,578
Brokerage management fees and commissions	8,699	9,576	25,954	25,393
Trust services and investment management	6,055	6,086	18,340	19,130
Insurance commissions	946	739	2,344	2,192
Debt securities gains/(losses), net	—	—	328	772
Equity securities gains/(losses), net	—	35,162	5,065	35,189
Gain on divestiture	—	—	200	—
All other income and commissions (Note 7)	26,340	21,315	77,407	79,321

Total noninterest income	163,538	220,887	524,886	604,816

Adjusted gross income after provision for loan losses	297,003	365,227	979,955	1,092,771

Noninterest expense:
Employee compensation, incentives, and benefits	153,970	153,540	479,044	461,212
Repurchase and foreclosure provision	—	52,791	299,256	114,557
Occupancy	13,059	13,523	36,664	41,445
Legal and professional fees	12,295	18,132	26,779	56,935
Computer software	10,260	8,689	29,685	25,149
Contract employment and outsourcing	10,187	14,352	32,146	29,382
Operations services	8,702	11,978	27,306	39,746
Equipment rentals, depreciation, and maintenance	7,931	8,795	23,336	25,166
FDIC premium expense	7,532	5,904	20,669	22,798
Communications and courier	4,722	4,428	13,705	14,716
Foreclosed real estate	2,968	4,691	9,046	17,283
Amortization of intangible assets	979	1,004	2,931	3,016
Miscellaneous loan costs	577	959	3,202	3,310
All other expense (Note 7)	29,987	23,922	108,571	126,245

Total noninterest expense	263,169	322,708	1,112,340	980,960

Income/(loss)before income taxes	33,834	42,519	(132,385)	111,811
Provision/(benefit) for income taxes	5,260	8,367	(72,348)	16,362

Income/(loss) from continuing operations	28,574	34,152	(60,037)	95,449
Income/(loss) from discontinued operations, net of tax (a)	108	4,828	160	9,369

Net income/(loss)	$28,682	$38,980	$(59,877)	$104,818

Net income attributable to noncontrolling interest	2,875	2,875	8,563	8,563
Net income/(loss) available to common shareholders	$25,807	$36,105	$(68,440)	$96,255

Basic earnings/(loss) per share from continuing operations (Note 8)	$0.10	$0.12	$(0.27)	$0.33

Diluted earnings/(loss) per share from continuing operations (Note 8)	$0.10	$0.12	$(0.27)	$0.33

Basic earnings/(loss) per share available to common shareholders (Note 8)	$0.10	$0.14	$(0.27)	$0.37

Diluted earnings/(loss) per share available to common shareholders (Note 8)	$0.10	$0.14	$(0.27)	$0.37

Weighted average common shares (Note 8)	246,628	261,284	249,742	261,250

Diluted average common shares (Note 8)	248,306	262,803	249,742	263,697

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of Income/(loss) from discontinued operations, net of tax have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2012	2011	2012	2011
Net income/(loss)	$28,682	$38,980	$(59,877)	$104,818
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available for sale	243	21,290	(3,147)	33,992
Recognized pension and other employee benefit plans net periodic benefit costs	5,655	3,665	16,619	10,001

Other comprehensive income/(loss)	5,898	24,955	13,472	43,993

Comprehensive income/(loss)	34,580	63,935	(46,405)	148,811

Comprehensive income attributable to noncontrolling interest	2,875	2,875	8,563	8,563

Comprehensive income/(loss) attributable to controlling interest	$31,705	$61,060	$(54,968)	$140,248

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2012			2011
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,389,472	$295,165	$2,684,637	$2,382,840	$295,165	$2,678,005
Net income/(loss)	(68,440)	8,563	(59,877)	96,255	8,563	104,818
Other comprehensive income/(loss) (a)	13,472	—	13,472	43,993	—	43,993

Comprehensive income/(loss)	(54,968)	8,563	(46,405)	140,248	8,563	148,811

Common stock warrant repurchased - CPP	—	—	—	(79,700)	—	(79,700)
Common stock repurchased (b)	(98,902)	—	(98,902)	(920)	—	(920)
Cash dividends declared ($.01/share)	(7,464)	—	(7,464)	(7,770)	—	(7,770)
Common stock issued for:
Stock options and restricted stock - equity awards	133	—	133	—	—	—
Stock-based compensation expense	12,398	—	12,398	9,514	—	9,514
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(8,563)	(8,563)	—	(8,563)	(8,563)
Tax benefit reversals - stock-based compensation plans	(3,946)	—	(3,946)	(928)	—	(928)
Other changes in equity	—	—	—	4,781	—	4,781

Balance, September 30	$2,236,723	$295,165	$2,531,888	$2,448,065	$295,165	$2,743,230

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Due to the nature of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2012 includes $96.4 million repurchased under the share repurchase program launched in fourth quarter 2011.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2012	2011
Operating Activities
Net income/(loss)	$(59,877)	$104,818
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	63,000	34,000
Provision/(benefit) for deferred income tax	(83,807)	21,953
Depreciation and amortization of premises and equipment	26,320	26,042
Amortization of intangible assets	2,931	3,380
Net other amortization and accretion	59,161	36,333
Net (increase)/decrease in derivatives	(11,635)	9,098
Market value adjustment on mortgage servicing rights	4,541	38,157
Repurchase and foreclosure provision	299,256	114,557
Fair value adjustment to foreclosed real estate	7,873	14,001
Goodwill impairment	—	10,100
Loss accruals from litigation and regulatory matters	29,013	40,585
(Gains)/losses on divestitures (a)	(485)	(10,177)
Stock-based compensation expense	12,398	9,514
Tax benefit reversals stock-based compensation plans	3,946	928
Equity securities (gains)/losses, net	(5,065)	(35,189)
Debt securities gains, net	(328)	(772)
Gains on extinguishment of debt	—	(5,761)
Net (gain)/losses on sale/disposal of fixed assets	(2,432)	10
Net (increase)/decrease in:
Trading securities	(223,064)	(463,652)
Loans held-for-sale	3,347	(10,858)
Capital markets receivables	(626,203)	(375,107)
Interest receivable	(6,256)	(6,717)
Other assets	211,679	(13,677)
Net increase/(decrease) in:
Capital markets payables	409,493	443,658
Interest payable	12,684	6,693
Other liabilities	(183,736)	(137,157)
Trading liabilities	169,685	109,200

Total adjustments	172,316	(140,858)

Net cash provided/(used) by operating activities	112,439	(36,040)

Investing Activities
Available-for-sale securities:
Sales	47,493	493,591
Maturities	758,573	558,462
Purchases	(870,973)	(1,261,130)
Premises and equipment:
Purchases	(14,826)	(30,669)
Sales	6,845	—
Net (increase)/decrease in:
Loans	(291,042)	306,204
Interests retained from securitizations classified as trading securities	6,915	6,205
Interest-bearing cash	11,940	159,202
Cash receipts related to divestitures	5,278	24,594

Net cash provided/(used) by investing activities	(339,797)	256,459

Financing Activities
Common stock:
Cash dividends paid	(7,604)	(5,333)
Repurchase of shares (b)	(98,902)	(920)
Repurchase of common stock warrant - CPP	—	(79,700)
Tax benefit reversals stock-based compensation plans	(3,946)	(928)
Stock option exercised	133	—
Cash dividends paid - preferred stock - noncontrolling interest	(8,531)	(8,500)
Term borrowings:
Payments/maturities	(208,637)	(662,646)
Increases in restricted term borrowings	5,622	9,797
Net cash paid for extinguishment of debt	—	(100,000)
Net increase/(decrease) in:
Deposits	15,102	490,024
Short-term borrowings	591,532	428,308

Net cash provided/(used) by financing activities	284,769	70,102

Net increase/(decrease) in cash and cash equivalents	57,411	290,521

Cash and cash equivalents at beginning of period	828,255	768,774

Cash and cash equivalents at end of period	$885,666	$1,059,295

Supplemental Disclosures
Total interest paid	$71,535	$93,605
Total taxes paid	34,560	14,543
Total taxes refunded	168,391	81,235
Transfer from loans to other real estate owned	25,986	50,063

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Net of tax, gains on divestitures are $9.9 million for 2011.
(b)	2012 includes $96.4 million repurchased under the share repurchase program launched in fourth quarter 2011.

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

Summary of Accounting Changes. Effective January 1, 2012, the FASB issued Accounting Standards Update 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 provides that an entity may first perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, when determining whether it is necessary to perform the current two-step goodwill impairment test discussed in FASB Accounting Standards Codification 350, “Intangibles - Goodwill and Other” (“ASC 350”). Thus, if an entity concludes from its qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step test. ASU 2011-08 provides examples of events and circumstances that should be considered in an evaluation of whether it is more likely than not that the fair value of an entity’s reporting unit is less than its carrying amount. The new qualitative indicators replace the guidance previously provided in ASC 350 which is used to determine whether an interim goodwill impairment test is required, and is applicable for assessing whether to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the provisions of ASU 2011-08, entities will be allowed, on the basis of their discretion, to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, and will be able to resume performing the qualitative assessment in any subsequent period. ASU 2011-08 removes the current alternative in ASC 350 which allows for the carryforward of the detailed calculation of the fair value of a reporting unit from one year to the next if certain conditions are met. The provisions of ASU 2011-08 are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the provisions of ASU 2011-08 had no effect on FHN’s statement of condition, results of operations, or cash flows.

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

Effective January 1, 2012, the FASB issued Accounting Standards Update 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 provides that the highest-and-best use and valuation-premise concepts included in ASC 820 are only relevant when measuring the fair value of nonfinancial assets, thereby prohibiting the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. However, under ASU 2011-04 an exception is permitted which allows an entity to measure the fair value of financial instruments that are managed on the basis of the entity’s net exposure to a particular market risk, or to the credit risk of a particular counterparty, on a net basis when certain criteria are met. Such criteria include that there is evidence that the entity manages its financial instruments in that way, the entity applies such accounting policy election consistently from period to period, and the entity is required or has elected to measure those financial assets and financial liabilities at fair value in the statement of financial position at the end of each reporting period. Additionally, to qualify for the exception to the valuation premise, market risks that are being offset must be substantially the same. ASU 2011-04 also extends ASC 820’s prohibition on the use of blockage factors in fair value measurements to all three levels of the fair value hierarchy except for fair value measurements of Level 2 and 3 measurements when market participants would incorporate the premium or discount into the measurement at the level of the unit of account specified in other guidance. ASU 2011-04 also provides that an entity should measure the fair value of its own equity instruments from the perspective of a market participant that holds the instruments as assets. Under ASC 820, as amended, expanded

Note 1 - Financial Information (Continued)

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

Note 2 - Acquisitions and Divestitures

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

Note 3 - Investment Securities

The following tables summarize FHN’s available for sale (“AFS”) securities on September 30, 2012 and 2011:

	September 30, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$54,995	$1	$—	$54,996
Government agency issued mortgage-backed securities (“MBS”)	1,191,811	79,639	—	1,271,450
Government agency issued collateralized mortgage obligations (“CMO”)	1,530,075	25,562	(896)	1,554,741
Other U.S. government agencies	3,911	291	—	4,202
States and municipalities	17,970	—	—	17,970
Equity (a)	219,737	16	—	219,753
Other	510	7	—	517

Total securities available for sale (b)	$3,019,009	$105,516	$(896)	$3,123,629

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. Of this amount, $.6 billion was pledged as collateral for securities sold under repurchase agreements.

	September 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$40,054	$135	$—	$40,189
Government agency issued MBS	1,433,636	81,324	—	1,514,960
Government agency issued CMO	1,462,668	47,507	—	1,510,175
Other U.S. government agencies	17,033	898	—	17,931
States and municipalities	19,365	—	—	19,365
Equity (a)	224,698	—	—	224,698
Other	511	17	—	528

Total securities available for sale (b)	$3,197,965	$129,881	$—	$3,327,846

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.1 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $3.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes. Of this amount, $1.1 billion was pledged as collateral for securities sold under repurchase agreements.

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

Note 3 - Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available for sale securities portfolio on September 30, 2012 are provided below:

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within 1 year	$54,995	$54,996
After 1 year; within 5 years	5,411	5,702
After 5 years; within 10 years	—	—
After 10 years	16,470	16,470

Subtotal	76,876	77,168

Government agency issued MBS and CMO	2,721,886	2,826,191
Equity and other securities	220,247	220,270

Total	$3,019,009	$3,123,629

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross realized gains and gross realized losses from investment securities for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	2012	2011	2012	2011
Gross gains on sales of securities (a)	$—	$35,162	$5,433	$44,584
Gross (losses) on sales of securities	—	—	—	(8,623)

Net gain/(loss) on sales of securities(b)	$—	$35,162	$5,433	$35,961

Net other than temporary impairment (“OTTI”) recorded	—	—	(40)	—

Total securities gain/(loss), net	$—	$35,162	$5,393	$35,961

(a)	Three and nine months ended September 30, 2011 include gain of $35.1 million related to sale of Visa Class B shares.
(b)	There were no proceeds from sales for the three months ended September 30, 2012. Proceeds from sales for the three months ended September 30, 2011 were $35.2 million, and were $47.5 million and $493.6 million for the nine months ended September 30, 2012 and 2011, respectively.

There were no unrealized losses within the available for sale portfolio on September 30, 2011. The following table provides information on investments within the available for sale portfolio that had unrealized losses on September 30, 2012:

	On September 30, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$205,205	$(896)	$—	$—	$205,205	$(896)

Total temporarily impaired securities	$205,205	$(896)	$—	$—	$205,205	$(896)

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

Note 4 - Loans

The following table provides the balance of loans by portfolio segment as of September 30, 2012 and 2011, and December 31, 2011:

	September 30		December 31
(Dollars in thousands)	2012	2011	2011
Commercial:
Commercial, financial, and industrial	$8,466,450	$7,705,749	$8,014,927
Commercial real estate
Income CRE	1,160,866	1,286,683	1,257,497
Residential CRE	68,989	141,657	120,913
Retail:
Consumer real estate	5,318,898	5,305,005	5,291,364
Permanent mortgage	791,271	838,020	787,597
Credit card & other	286,063	298,544	284,051
Restricted real estate loans and secured borrowings (a)	431,246	665,744	640,778

Loans, net of unearned income	$16,523,783	$16,241,402	$16,397,127
Allowance for loan losses	281,744	449,645	384,351

Total net loans	$16,242,039	$15,791,757	$16,012,776

(a)	Balances as of September 30, 2012 and 2011, and December 31, 2011, include $417.0 million, $623.3 million, and $600.2 million of consumer real estate loans and $14.2 million, $42.4 million, and $40.6 million of permanent mortgage loans, respectively.

Components of the Loan Portfolio

For purposes of this disclosure, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit impaired), risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, and the trust preferred loans (“TRUPs”)(i.e., loans to bank and insurance-related businesses) portfolio. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within commercial real estate include income CRE and residential CRE. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include home equity lines of credit (“HELOC”) and real estate (“R/E”) installment loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other. Restricted real estate loans and secured borrowings include residential real estate loans in both consolidated and nonconsolidated variable interest entities. Restricted real estate loans relate to consolidated securitization trusts and are discussed in Note 13 - Variable Interest Entities. Other real estate loans secure borrowings related to nonconsolidated VIEs and remain on FHN’s balance sheet as the securitizations do not qualify for sale treatment.

Concentrations

FHN has a concentration of loans secured by residential real estate (40 percent of total loans), the majority of which is in the consumer real estate portfolio (32 percent of total loans). FHN had loans to mortgage companies totaling $1.6 billion (19 percent of the C&I portfolio, or 10 percent of total loans) as of September 30, 2012. Additionally, FHN had a sizeable portfolio of bank-related loans (including TRUPs) totaling $.6 billion (7 percent of the C&I portfolio, or 4 percent of total loans).

Impact of 2012 Regulatory Guidance

In third quarter 2012, the consumer portfolios, primarily consumer real estate, were affected by recently issued regulatory guidance related to secured loans discharged in bankruptcy (“discharged bankruptcies”), when the loan has not been reaffirmed by the borrower. As a result of this guidance, loans were charged down to their estimated collateral value less disposition costs (net realizable value) and the remaining balances were reported as nonperforming loans (“NPLs”) and troubled debt restructurings (“TDRs”). This guidance applies regardless of the payment status of the loans. As of September 30, 2012, 80 percent of these loans that were placed on nonperforming were current. With the implementation of this guidance, provision expense increased by approximately $30 million and net charge-offs increased by $40.0 million in third quarter 2012. The increase in consumer NPLs and TDRs is also associated with implementation of the recently issued regulatory guidance. The incremental impacts to nonperforming loan and TDR levels cannot be directly linked as certain of the discharged bankruptcies in which charge-offs were recognized were either already reported as nonaccrual loans or TDRs, neither, or both in prior periods for other reasons.

The regulatory guidance issued in first quarter 2012, related to performing second liens that were behind first liens with performance issues. These second liens were placed on nonaccrual status if the associated first lien was either 90 days or more delinquent, in foreclosure, or modified as a TDR.

Note 4 - Loans (Continued)

Loan Sales

In third quarter 2011, FHN executed bulk sales of certain consumer and commercial loans, a significant majority of which were nonperforming. The largest transaction was a sale of permanent mortgages with an unpaid principal balance of approximately $188 million, or $126 million after consideration of partial charge-offs and lower of cost or market (“LOCOM”) adjustments previously taken on the loans. FHN recognized a loss on sale of $29.8 million which is recognized within the loan loss provision and $40.2 million of net charge-offs associated with this sale. FHN also sold nonperforming commercial loans with unpaid principal balance of approximately $32 million and $23 million after consideration of amounts already charged off. FHN recognized a loss which is reflected in the loan loss provision of $6.0 million and $7.3 million of net charge-offs related to this commercial loan bulk sale.

Allowance for Loan Losses

The allowance for loan losses (“ALLL”) includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with the ASC Topic related to Contingencies (“ASC 450-20-50”). The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow economic recovery, weak housing market, elevated unemployment levels, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the allowance for loan losses. Also included are reserves, determined in accordance with the Receivables Topic (“ASC 310-10-35”), for loans determined by management to be individually impaired.

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

Note 4 - Loans (Continued)

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

Individually Impaired

Generally, classified nonaccrual commercial loans over $1 million and all commercial and consumer loans classified TDRs are deemed to be impaired and are individually assessed for impairment measurement in accordance with ASC 310-10-35. For all commercial portfolio segments, commercial TDRs and other individually impaired commercial loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell (net realizable value). For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the ALLL until such time as a loss is expected and recognized; however, for impaired collateral-dependent loans, FHN will charge off the full difference between the book value and the best estimate of net realizable value. Except for loans discharged through bankruptcy discussed below, beginning in first quarter 2012, the allowance for TDRs in all consumer portfolio segments was determined by estimating the expected future cash flows using the modified interest rate (if an interest rate concession), incorporating payoff and net charge-off rates specific to the TDRs within the portfolio segment being assessed, and discounted using the pre-modification interest rate. Generally, the discount rates of variable rate TDRs are adjusted to reflect changes in the interest rate index in which the rates are tied. The discounted cash flows are then compared to the outstanding principal balance in order to determine required reserves. For residential real estate loans discharged through bankruptcy that are classified as TDR’s, impairment is measured based on estimated collateral value less costs to sell.

Note 4 - Loans (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of July 1, 2011	$206,278	$99,467	$162,655	$46,602	$9,089	$524,091
Charge-offs (a)	(17,348)	(10,702)	(39,122)	(48,556)	(4,927)	(120,655)
Recoveries	4,716	2,673	4,052	1,728	1,040	14,209
Provision	(11,356)	(26,287)	34,485	31,888	3,270	32,000

Balance as of September 30, 2011 (b) (c)	182,290	65,151	162,070	31,662	8,472	449,645

Balance as of January 1, 2011	239,469	155,085	192,350	65,009	12,886	664,799
Charge-offs (a)	(42,200)	(34,413)	(130,886)	(69,340)	(14,511)	(291,350)
Recoveries	13,553	7,739	12,488	5,262	3,154	42,196
Provision	(28,532)	(63,260)	88,118	30,731	6,943	34,000

Balance as of September 30, 2011 (b) (c)	182,290	65,151	162,070	31,662	8,472	449,645

Allowance - individually evaluated for impairment	46,500	7,998	40,509	5,692	842	101,541
Allowance - collectively evaluated for impairment	135,790	57,153	121,561	25,970	7,630	348,104
Loans, net of unearned as of September 30, 2011:
Individually evaluated for impairment	203,652	130,543	112,124	47,910	1,138	495,367
Collectively evaluated for impairment	7,502,097	1,297,797	5,816,186	832,549	297,406	15,746,035

Total loans, net of unearned (b) (c)	7,705,749	1,428,340	5,928,310	880,459	298,544	16,241,402

Balance as of July 1, 2012	110,645	41,546	133,421	29,112	6,327	321,051
Charge-offs (d)	(7,077)	(4,446)	(69,351)	(2,889)	(3,259)	(87,022)
Recoveries	1,892	1,240	2,941	734	908	7,715
Provision (e)	1,081	(10,991)	48,938	(1,400)	2,372	40,000

Balance as of September 30, 2012 (b) (c)	106,541	27,349	115,949	25,557	6,348	281,744

Balance as of January 1, 2012	130,413	55,586	165,077	26,194	7,081	384,351
Charge-offs (d)	(23,310)	(18,070)	(132,618)	(10,597)	(9,238)	(193,833)
Recoveries	8,568	2,779	12,255	1,905	2,719	28,226
Provision (e)	(9,130)	(12,946)	71,235	8,055	5,786	63,000

Balance as of September 30, 2012 (b) (c)	106,541	27,349	115,949	25,557	6,348	281,744

Allowance - individually evaluated for impairment	28,672	183	31,629	20,988	237	81,709
Allowance - collectively evaluated for impairment	77,869	27,166	84,320	4,569	6,111	200,035
Loans, net of unearned as of September 30, 2012:
Individually evaluated for impairment	153,480	66,357	145,481	129,101	913	495,332
Collectively evaluated for impairment	8,312,970	1,163,498	5,590,423	676,410	285,150	16,028,451

Total loans, net of unearned (b) (c)	$8,466,450	$1,229,855	$5,735,904	$805,511	$286,063	$16,523,783

(a)	Third quarter 2011 includes $40.2 million of charge-offs associated with loan sales.
(b)	Balances as of September 30, 2012 and 2011 include $14.7 million and $26.9 million of reserves, respectively, and $417.0 million and $623.3 million of balances in restricted consumer real estate loans and secured borrowings, respectively.
(c)	Balances as of September 30, 2012 and 2011 include $.6 million and $5.5 million of reserves, respectively, and $14.2 million and $42.4 million of balances in restricted permanent mortgage loans and secured borrowings, respectively.
(d)	Third quarter 2012 includes approximately $40 million of charge-off associated with implementation of recently issued regulatory guidance.
(e)	Third quarter 2012 includes approximately $30 million of loan loss provision associated with implementation of recently issued regulatory guidance.

Note 4 - Loans (Continued)

Impaired Loans

The following tables provide information by class related to individually impaired loans and consumer TDR’s. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, LOCOM has been excluded.

	September 30, 2012			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$59,215	$75,587	$—	$60,669	$142	$67,098	$549
TRUPs	45,892	45,892	—	46,446	—	46,446	—
Income CRE	44,956	69,684	—	48,166	96	56,305	249
Residential CRE	19,993	36,108	—	21,167	70	22,142	204

Total	$170,056	$227,271	$—	$176,448	$308	$191,991	$1,002

Retail:
HELOC (a)	$13,086	$36,927	$—	$142	$—	$48	$—
R/E installment loans (a)	8,696	22,750	—	95	—	32	—
Permanent mortgage (a)	13,282	17,040	—	144	—	48	—

Total	$35,064	$76,717	$—	$381	$—	$128	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$20,580	$22,374	$7,351	$19,764	$33	$17,512	$100
TRUPs	33,700	33,700	21,321	33,700	—	33,700	—
Income CRE	1,408	1,408	183	1,469	14	1,815	43
Residential CRE	—	—	—	8,700	—	10,577	—

Total	$55,688	$57,482	$28,855	$63,633	$47	$63,604	$143

Retail:
HELOC	$57,020	$57,020	$12,980	$57,097	$389	$53,469	$1,173
R/E installment loans	66,679	66,679	18,649	67,272	294	68,444	835
Permanent mortgage	115,819	115,819	20,988	117,679	714	94,442	2,104
Credit card & other	913	913	237	923	2	1,015	23

Total	$240,431	$240,431	$52,854	$242,971	$1,399	$217,370	$4,135

Total commercial	$225,744	$284,753	$28,855	$240,081	$355	$255,595	$1,145

Total retail	$275,495	$317,148	$52,854	$243,352	$1,399	$217,498	$4,135

Total impaired loans	$501,239	$601,901	$81,709	$483,433	$1,754	$473,093	$5,280

(a)	All discharged bankruptcy loans were charged down to an estimate of collateral value per the recently issued regulatory guidance and do not carry any allowance.

Note 4 - Loans (Continued)

	September 30, 2011			Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$83,699	$110,815	$—	$87,820	$328	$62,782	$817
TRUPs	60,700	60,700	—	58,850	—	44,350	—
Income CRE	77,245	131,012	—	87,090	150	92,566	681
Residential CRE	28,843	56,337	—	35,881	82	44,122	426

Total	$250,487	$358,864	$—	$269,641	$560	$243,820	$1,924

Impaired loans with related allowance recorded:
Commercial:
General C&I	$36,245	$43,691	$20,280	$40,100	$35	$74,893	$175
TRUPs	30,000	30,000	26,220	30,000	—	30,000	—
Income CRE	2,722	2,732	348	7,426	15	18,631	26
Residential CRE	21,733	21,733	7,650	22,064	—	31,023	—

Total	$90,700	$98,156	$54,498	$99,590	$50	$154,547	$201

Retail:
HELOC	$44,624	$44,624	$21,732	$40,620	$224	$34,999	$551
R/E installment loans	59,717	59,717	18,777	55,594	232	52,058	568
Permanent mortgage	55,693	55,693	5,692	85,351	535	76,229	1,463
Credit card & other	1,138	1,138	842	1,162	12	951	36

Total	$161,172	$161,172	$47,043	$182,727	$1,003	$164,237	$2,618

Total commercial	$341,187	$457,020	$54,498	$369,231	$610	$398,367	$2,125

Total retail	$161,172	$161,172	$47,043	$182,727	$1,003	$164,237	$2,618

Total impaired loans	$502,359	$618,192	$101,541	$551,958	$1,613	$562,604	$4,743

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

Note 4 - Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of September 30, 2012 and 2011:

	September 30, 2012
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$213,871	$—	$—	$—	$—	$213,871	2%	$54
2	183,044	—	—	2,557	—	185,601	2	94
3	129,183	—	—	8,210	—	137,393	1	79
4	254,537	—	—	5,660	26	260,223	3	226
5	497,375	—	—	28,115	117	525,607	5	1,027
6	891,971	129,816	—	166,183	5,024	1,192,994	12	3,002
7	1,033,349	327,812	—	156,309	4,056	1,521,526	16	7,868
8	968,311	959,623	—	172,200	515	2,100,649	22	12,028
9	644,862	186,130	—	172,544	1,375	1,004,911	10	10,084
10	498,174	33,302	—	96,892	1,336	629,704	7	8,103
11	449,874	—	—	84,635	2,024	536,533	6	9,112
12	167,041	—	—	11,848	1,278	180,167	2	2,709
13	149,268	—	338,177	75,408	3,705	566,558	6	9,211
14,15,16	257,249	—	—	133,941	29,540	420,730	4	41,439

Collectively evaluated for impairment	6,338,109	1,636,683	338,177	1,114,502	48,996	9,476,467	98	105,036
Individually evaluated for impairment	79,796	—	73,685	46,364	19,993	219,838	2	28,854

Total commercial loans	$6,417,905	$1,636,683	$411,862	$1,160,866	$68,989	$9,696,305	100%	$133,890

	September 30, 2011
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$166,468	$—	$—	$—	$—	$166,468	2%	$16
2	151,483	—	—	2,635	—	154,118	2	35
3	186,256	—	—	16,961	—	203,217	2	182
4	184,891	—	—	6,763	97	191,751	2	532
5	339,569	—	—	29,521	68	369,158	4	1,244
6	902,482	276,960	—	78,654	2,623	1,260,719	13	7,107
7	789,022	344,002	—	140,093	2,086	1,275,203	14	11,581
8	1,117,411	314,251	—	185,485	4,132	1,621,279	17	17,842
9	586,787	91,955	—	116,130	3,526	798,398	9	16,825
10	411,252	38,829	—	123,546	607	574,234	6	11,788
11	487,740	—	—	125,077	1,669	614,486	7	16,760
12	129,760	—	—	15,954	5,357	151,071	2	5,011
13	322,884	—	334,099	113,228	7,553	777,764	9	31,891
14,15,16	321,424	491	4,081	252,669	63,363	642,028	7	72,129

Collectively evaluated for impairment	6,097,429	1,066,488	338,180	1,206,716	91,081	8,799,894	96	192,943
Individually evaluated for impairment	119,944	—	83,708	79,967	50,576	334,195	4	54,498

Total commercial loans	$6,217,373	$1,066,488	$421,888	$1,286,683	$141,657	$9,134,089	100%	$247,441

(a)	Balances as of September 30, 2012 and 2011, presented net of $34.2 million and $35.3 million, respectively, LOCOM. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

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

Note 4 - Loans (Continued)

The following tables reflect period-end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of September 30, 2012 and 2011:

HELOC (Dollars in thousands)	September 30, 2012			September 30, 2011
Origination Vintage	Period End Balance (a)	Average Origination FICO	Average Refreshed FICO	Period End Balance (a)	Average Origination FICO	Average Refreshed FICO
pre-2003	$135,605	718	710	$194,070	723	719
2003	235,546	733	724	285,848	734	727
2004	514,791	728	718	611,791	728	720
2005	642,027	734	719	759,689	734	722
2006	474,706	741	726	568,673	741	726
2007	498,011	745	729	582,307	746	732
2008	267,346	755	748	300,211	755	750
2009	152,687	753	748	185,662	755	755
2010	150,243	754	752	182,186	755	757
2011	146,768	759	758	116,612	757	757
2012	117,905	761	759	N/A	N/A	N/A

Total	$3,335,635	740	731	$3,787,049	740	730

(a)	Balances as of September 30, 2012 and 2011 include $417.0 million and $623.3 million of restricted loan and secured borrowing balances.

R/E Installment Loans	September 30, 2012			September 30, 2011
(Dollars in thousands)		Average	Average		Average	Average
Origination Vintage	Period End Balance	Origination FICO	Refreshed FICO	Period End Balance	Origination FICO	Refreshed FICO
pre-2003	$41,783	686	686	$62,465	691	688
2003	122,330	721	730	177,168	723	731
2004	78,439	707	706	105,307	712	710
2005	224,780	718	713	287,501	721	716
2006	244,101	719	703	314,204	721	707
2007	338,306	728	711	440,296	730	715
2008	122,014	728	720	166,352	736	730
2009	67,590	748	744	108,874	751	754
2010	163,618	745	751	207,151	748	752
2011	428,167	760	759	271,943	756	754
2012	569,141	765	761	N/A	N/A	N/A

Total	$2,400,269	741	733	$2,141,261	732	726

Permanent Mortgage	September 30, 2012			September 30, 2011
(Dollars in thousands)		Average	Average		Average	Average
Origination Vintage	Period End Balance (a)	Origination FICO	Refreshed FICO	Period End Balance (a)	Origination FICO	Refreshed FICO
pre-2004	$220,499	726	729	$190,304	726	733
2004	31,422	715	692	11,965	711	688
2005	52,058	739	716	66,060	736	729
2006	94,898	734	706	122,741	730	696
2007	275,594	734	712	325,726	728	693
2008	131,040	742	712	163,663	731	687

Total	$805,511	732	712	$880,459	729	700

(a)	Balances as of September 30, 2012 and 2011 include $14.2 million and $42.4 million of restricted loan and secured borrowing balances.

Note 4 - Loans (Continued)

The following table reflects accruing delinquency amounts for the credit card and other portfolio classes.

	Credit Card		Other
(Dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Accruing delinquent balances:
30-89 days past due	$1,666	$1,816	$594	$602
90+ days past due	1,352	1,377	477	71

Total	$3,018	$3,193	$1,071	$673

Nonaccrual and Past Due Loans

For all portfolio segments and classes, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments, but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where loan payments are received including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and current second liens behind first liens with performance issues.

The following table reflects accruing and non-accruing loans by class on September 30, 2012:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,315,340	$25,221	$428	$6,340,989	$36,480	$9,734	$30,702	$76,916	$6,417,905
Loans to mortgage companies	1,636,683	—	—	1,636,683	—	—	—	—	1,636,683
TRUPs (a)	338,177	—	—	338,177	—	—	73,685	73,685	411,862

Total C&I	8,290,200	25,221	428	8,315,849	36,480	9,734	104,387	150,601	8,466,450

Commercial real estate:
Income CRE	1,111,616	2,393	—	1,114,009	10,552	3,689	32,616	46,857	1,160,866
Residential CRE	51,288	823	—	52,111	1,654	126	15,098	16,878	68,989

Total commercial real estate	1,162,904	3,216	—	1,166,120	12,206	3,815	47,714	63,735	1,229,855

Consumer real estate:
HELOC (b)	3,246,585	36,223	18,774	3,301,582	20,990	1,195	11,868	34,053	3,335,635
R/E installment loans	2,350,465	18,332	10,185	2,378,982	12,954	2,470	5,863	21,287	2,400,269

Total consumer real estate	5,597,050	54,555	28,959	5,680,564	33,944	3,665	17,731	55,340	5,735,904

Permanent mortgage (b)	748,470	15,241	7,774	771,485	18,165	2,095	13,766	34,026	805,511

Credit card & other
Credit card	183,893	1,666	1,352	186,911	—	—	—	—	186,911
Other	96,245	594	477	97,316	1,835	1	—	1,836	99,152

Total credit card & other	280,138	2,260	1,829	284,227	1,835	1	—	1,836	286,063

Total loans, net of unearned (c)	$16,078,762	$100,493	$38,990	$16,218,245	$102,630	$19,310	$183,598	$305,538	$16,523,783

(a)	Includes LOCOM valuation allowance $34.2 million.
(b)	Includes restricted real estate loans and secured borrowings.
(c)	The non-accruing balance as of September 30, 2012 includes $15.5 million of HELOC and R/E installment nonperforming loans, and $10.1 million of permanent mortgage nonperforming loans associated with implementation of recently issued regulatory guidance. Approximately 80 percent of these nonperforming loans are current.

Note 4 - Loans (Continued)

The following table reflects accruing and non-accruing loans by class on September 30, 2011:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I) :
General C&I	$6,068,266	$28,618	$4,181	$6,101,065	$52,141	$12,844	$51,323	$116,308	$6,217,373
Loans to mortgage companies	1,065,823	174	—	1,065,997	—	—	491	491	1,066,488
TRUPs (a)	338,180	—	—	338,180	—	—	83,708	83,708	421,888

Total C&I	7,472,269	28,792	4,181	7,505,242	52,141	12,844	135,522	200,507	7,705,749

Commercial real estate:
Income CRE	1,187,094	18,634	256	1,205,984	18,409	8,093	54,197	80,699	1,286,683
Residential CRE	85,823	869	—	86,692	34,874	1,237	18,854	54,965	141,657

Total commercial real estate	1,272,917	19,503	256	1,292,676	53,283	9,330	73,051	135,664	1,428,340

Consumer real estate:
HELOC (b)	3,692,346	46,053	22,574	3,760,973	17,098	1,143	7,835	26,076	3,787,049
R/E installment loans	2,086,734	26,275	9,126	2,122,135	13,505	2,919	2,702	19,126	2,141,261

Total consumer real estate	5,779,080	72,328	31,700	5,883,108	30,603	4,062	10,537	45,202	5,928,310

Permanent mortgage (b)	808,293	31,724	13,205	853,222	8,214	448	18,575	27,237	880,459

Credit card & other
Credit card	198,569	1,816	1,377	201,762	—	—	—	—	201,762
Other	91,064	602	71	91,737	5	—	5,040	5,045	96,782

Total credit card & other	289,633	2,418	1,448	293,499	5	—	5,040	5,045	298,544

Total loans, net of unearned	$15,622,192	$154,765	$50,790	$15,827,747	$144,246	$26,684	$242,725	$413,655	$16,241,402

(a)	Includes LOCOM valuation allowance $35.3 million.
(b)	Includes restricted real estate loans and secured borrowings.

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

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficultly if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of loan structures, business/industry risk, and borrower/guarantor structures. Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, or principal forgiveness. When evaluating whether a concession has been granted, FHN also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate FHN for the restructured terms. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR.

For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 3 to 6 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as Home Affordable Modification Programs (“HAMP”). Within the HELOC, R/E installment loans, and permanent mortgage classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

Note 4 - Loans (Continued)

The recently issued regulatory guidance states that the discharge of personal liability through bankruptcy proceedings should be considered a concession. As a result, FHN classified all non-reaffirmed residential real estate loans after bankruptcy as nonaccruing TDRs.

On September 30, 2012 and 2011, FHN had $371.4 million and $259.6 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $60.0 million and $50.0 million, or 16 percent and 19 percent of TDR balances, as of September 30, 2012 and 2011, respectively. Additionally, FHN had restructured $171.9 million and $72.2 million of loans held for sale as of September 30, 2012 and 2011, respectively. Loans held for sale are at unpaid principal balance (“UPB”) before fair value and do not carry reserves.

The following tables reflect portfolio loans that were classified as TDRs during the three and nine month ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	8	$4,285	$4,244	19	$22,406	$22,264

Total commercial (C&I)	8	4,285	4,244	19	22,406	22,264

Commercial real estate:
Income CRE	3	4,538	4,144	9	13,045	12,502
Residential CRE	—	—	—	2	88	87

Total commercial real estate	3	4,538	4,144	11	13,133	12,589

Consumer real estate:
HELOC (a)	737	17,087	16,916	831	27,730	27,511
R/E installment loans (b)	567	13,604	13,445	677	26,782	25,710

Total consumer real estate	1,304	30,691	30,361	1,508	54,512	53,221

Permanent mortgage (c)	61	16,641	16,648	123	66,308	66,710
Credit card & other:
Credit card	26	101	97	188	1,063	1,025

Total credit card & other	26	101	97	188	1,063	1,025

Total troubled debt restructurings	1,402	$56,256	$55,494	1,849	$157,422	$155,809

(a)	Balances as of September 30, 2012 includes $11.6 million associated with implementation of the recently issued regulatory guidance.
(b)	Balances as of September 30, 2012 includes $6.2 million associated with implementation of the recently issued regulatory guidance.
(c)	Balances as of September 30, 2012 includes $10.2 million associated with implementation of the recently issued regulatory guidance.

Note 4 - Loans (Continued)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	4	$1,563	$1,549	14	$13,374	$13,356

Total commercial (C&I)	4	1,563	1,549	14	13,374	13,356

Commercial real estate:
Income CRE	2	3,759	3,748	9	10,290	10,210
Residential CRE	2	732	739	5	2,435	2,510

Total commercial real estate	4	4,491	4,487	14	12,725	12,720

Consumer real estate:
HELOC	59	9,072	9,030	168	20,918	20,817
R/E installment loans	63	15,258	15,391	146	20,650	20,856

Total consumer real estate	122	24,330	24,421	314	41,568	41,673

Permanent mortgage	—	—	—	85	54,403	57,291
Credit card & other:
Credit card	24	105	102	72	312	301

Total credit card & other	24	105	102	72	312	301

Total troubled debt restructurings	154	$30,489	$30,559	499	$122,382	$125,341

Note 4 - Loans (Continued)

The following tables reflect receivables that became classified as TDRs within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2012 and 2011. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN defines payment default as generally 30 plus days past due.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	9	$8,559	27	$21,618
Loans to Mortgage Companies	—	—	—	—
TRUPs	—	—	—	—

Total commercial (C&I)	9	8,559	27	21,618

Commercial real estate:
Income CRE	9	10,396	19	18,840
Residential CRE	1	73	3	259

Total commercial real estate	10	10,469	22	19,099

Consumer real estate:
HELOC	15	1,749	31	3,379
R/E installment loans	4	210	33	3,392

Total consumer real estate	19	1,959	64	6,771

Permanent mortgage	6	2,743	9	3,515
Credit card & other:
Credit card	4	17	19	69
Other	—	—	—	—

Total credit card & other	4	17	19	69

Total troubled debt restructurings	48	$23,747	141	$51,072

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	19	$13,978	40	$30,348
Loans to Mortgage Companies	—	—	—	—
TRUPs	—	—	—	—

Total commercial (C&I)	19	13,978	40	30,348

Commercial real estate:
Income CRE	7	12,134	23	24,427
Residential CRE	3	766	15	18,290

Total commercial real estate	10	12,900	38	42,717

Consumer real estate:
HELOC	7	1,088	32	5,081
R/E installment loans	5	566	23	2,033

Total consumer real estate	12	1,654	55	7,114

Permanent mortgage	4	2,970	36	37,448
Credit card & other:
Credit card	1	72	35	3,766
Other	—	—	—	—

Total credit card & other	1	72	35	3,766

Total troubled debt restructurings	46	$31,574	204	$121,393

Note 4 - Loans (Continued)

The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer real estate loan on nonaccrual status if it is 30 or more days delinquent upon modification into a TDR. For commercial loans, nonaccrual TDRs that are reasonably assured of repayment according to their modified terms may be returned to accrual status by FHN upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. For consumer loans, FHN’s evaluation supporting the decision to return a modified loan to accrual status includes consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status, which is generally a minimum of six months. For loans reported as TDRs as a result of the recently issued regulatory guidance related to bankruptcies, loans are placed on nonaccrual regardless of payment status. FHN may also consider a borrower’s sustained historical repayment performance for a reasonable time prior to the restructuring in assessing whether the borrower can meet the restructured terms, as it may indicate that the borrower is capable of servicing the level of debt under the modified terms. Otherwise, FHN will continue to classify restructured loans as nonaccrual. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over FHN’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of modification.

Note 5 - Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 15 - Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology and Note 14 - Derivatives for a discussion of how FHN hedges the fair value of MSR. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $20 billion and $25 billion of mortgage loans on September 30, 2012 and 2011, respectively, for which a servicing right has been capitalized.

Following is a summary of changes in capitalized MSR as of September 30, 2012 and 2011:

(Dollars in thousands)	First Liens	Second Liens	HELOC	Total
Fair value on January 1, 2011	$203,812	$262	$3,245	$207,319
Reductions due to loan payments	(17,972)	(31)	(161)	(18,164)
Reductions due to exercise of cleanup calls	(195)	—	—	(195)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(38,230)	—	—	(38,230)
Other changes in fair value	16	10	47	73

Fair value on September 30, 2011	$147,431	$241	$3,131	$150,803

Fair value on January 1, 2012	$140,724	$231	$3,114	$144,069
Reductions due to loan payments	(18,214)	(26)	(257)	(18,497)
Reductions due to exercise of cleanup calls	(494)	—	—	(494)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(4,503)	—	—	(4,503)
Other changes in fair value	(73)	—	35	(38)

Fair value on September 30, 2012	$117,440	$205	$2,892	$120,537

Servicing, late, and other ancillary fees recognized within mortgage banking income were $13.8 million and $16.7 million for the three months ended September 30, 2012 and 2011, respectively, and $46.0 million and $56.8 million for the nine months ended September 30, 2012 and 2011, respectively. FHN services a portfolio of mortgage loans related to transfers by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $1.7 million and $2.8 million at September 30, 2012 and 2011, respectively. The aggregate principal balance serviced by FHN for these transactions was $.4 billion and $.5 billion at September 30, 2012 and 2011, respectively. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. On September 30, 2012 and 2011, FHN had $11.6 million and $15.8 million, respectively, of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within Other short-term borrowings in the Consolidated Condensed Statements of Condition.

Note 6 - Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2010	$162,180	$32,881
Amortization expense (b)	—	(3,380)
Impairment (c) (d)	(10,100)	—
Divestitures (d)	(18,421)	(2,258)

September 30, 2011	$133,659	$27,243

December 31, 2011	$133,659	$26,243
Amortization expense	—	(2,931)
Additions	583	367

September 30, 2012	$134,242	$23,679

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.
(b)	Amortization expense of $.3 million related to FHI and $.1 million related to Msaver is included in Income/(loss) from discontinued operations, net of tax on the Consolidated Condensed Statements of Income.
(c)	See Note 16 - Restructuring, Repositioning, and Efficiency for further details related to goodwill impairments.
(d)	See Note 2 - Acquisitions and Divestitures for further details regarding goodwill related to divestitures.

The gross carrying amount of other intangible assets subject to amortization is $104.9 million on September 30, 2012, net of $81.2 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $1.0 million for the remainder of 2012, and $3.7 million, $3.5 million, $3.4 million, $3.2 million, and $3.0 million for the twelve-month periods of 2013, 2014, 2015, 2016, and 2017, respectively.

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

Note 6 – Intangible Assets (Continued)

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through September 30, 2012. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non-Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(104,023)	—	—	(104,023)
Accumulated divestiture related write-offs	(67,451)	—	—	(67,451)

December 31, 2010	$28,521	$36,238	$97,421	$162,180

Additions	—	—	—	—
Impairments	(10,100)	—	—	(10,100)
Divestitures	(18,421)	—	—	(18,421)

Net change in goodwill during 2011	(28,521)	—	—	(28,521)

Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

September 30, 2011	$—	$36,238	$97,421	$133,659

Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2011	$—	$36,238	$97,421	$133,659

Additions	—	—	583	583
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2012	—	—	583	583

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

September 30, 2012	$—	$36,238	$98,004	$134,242

Note 7 - Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
All other income and commissions:
Bankcard income	$5,298	$5,258	$16,618	$15,129
Bank-owned life insurance	4,293	5,116	13,724	14,851
Other service charges	3,263	2,969	9,768	8,641
ATM interchange fees	2,579	3,709	7,804	11,035
Deferred compensation (a)	1,966	(2,093)	4,065	(893)
Electronic banking fees	1,589	1,609	4,927	4,679
Letter of credit fees	1,072	1,407	3,966	5,052
Gains on extinguishment of debt	—	—	—	5,761
Other	6,280	3,340	16,535	15,066

Total	$26,340	$21,315	$77,407	$79,321

All other expense:
Losses from litigation and regulatory matters	$6,760	$—	$29,013	$40,585
Tax credit investments	5,635	4,712	14,457	14,382
Advertising and public relations	4,121	4,571	11,524	11,919
Travel and entertainment	2,009	2,075	6,308	5,982
Other insurance and taxes	1,327	3,352	7,656	10,326
Employee training and dues	1,032	1,009	3,354	3,598
Customer relations	1,027	1,185	3,230	3,607
Supplies	881	1,092	2,731	2,847
Bank examinations costs	816	1,138	2,415	3,373
Loan insurance expense	578	744	1,803	2,231
Federal service fees	323	338	972	1,093
Other	5,478	3,706	25,108	26,302

Total	$29,987	$23,922	$108,571	$126,245

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 - Earnings Per Share

The following tables provide a reconciliation of the numerators used in calculating earnings/(loss) per share attributable to common shareholders:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
Income/(loss) from continuing operations	$28,574	$34,152	$(60,037)	$95,449
Income/(loss) from discontinued operations, net of tax	108	4,828	160	9,369

Net income/(loss)	28,682	38,980	(59,877)	104,818
Net income attributable to noncontrolling interest	2,875	2,875	8,563	8,563

Net income/(loss) available to common shareholders	$25,807	$36,105	$(68,440)	$96,255

Income/(loss) from continuing operations	$28,574	$34,152	$(60,037)	$95,449
Net income attributable to noncontrolling interest	2,875	2,875	8,563	8,563

Net income/(loss) from continuing operations available to common shareholders	$25,699	$31,277	$(68,600)	$86,886

The component of Income/(loss) from continuing operations attributable to FHN as the controlling interest holder of the subsidiary preferred stock issued by First Horizon Preferred Funding, LLC, First Horizon Preferred Funding II, LLC, and FTBNA was $25.7 million and $31.3 million during the three months ended September 30, 2012 and 2011, respectively, and $(68.6) million and $86.9 million during the nine months ended September 30, 2012 and 2011, respectively.

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended September 30		Nine Months Ended September 30
(Shares in thousands)	2012	2011	2012	2011
Weighted average common shares outstanding - basic	246,628	261,284	249,742	261,250
Effect of dilutive securities	1,678	1,519	—	2,447

Weighted average common shares outstanding - diluted	248,306	262,803	249,742	263,697

The following tables provide a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Earnings/(loss) per common share:
Income/(loss) per share from continuing operations available to common shareholders	$0.10	$0.12	$(0.27)	$0.33
Income/(loss) per share from discontinued operations, net of tax	—	0.02	—	0.04

Net income/(loss) per share available to common shareholders	$0.10	$0.14	$(0.27)	$0.37

Diluted earnings/(loss) per common share:
Diluted income/(loss) per share from continuing operations available to common shareholders	$0.10	$0.12	$(0.27)	$0.33
Diluted income/(loss) per share from discontinued operations, net of tax	—	0.02	—	0.04

Diluted income/(loss) per share available to common shareholders	$0.10	$0.14	$(0.27)	$0.37

For the three months ended September 30, 2012, the dilutive effect for all potential common shares was 1.7 million. For the nine months ended September 30, 2012, all potential common shares were antidilutive due to the net loss attributable to common shareholders for that period. For the three and nine months ended September 30, 2011, the dilutive effect for all potential common shares was 1.5 million and 2.4 million, respectively. 10.0 million and 10.7 million stock options, with weighted average exercise prices of $21.27 and $24.34 per share for the three months ended September 30, 2012 and 2011, respectively, were excluded from diluted shares because including such shares would be antidilutive. 10.4 million and 10.1 million stock options, with weighted average exercise prices of $21.94 and $25.91 per share for the nine months ended September 30, 2012 and 2011, respectively, were also excluded from diluted shares. Other equity awards of 1.1 million for the three months ended September 30, 2011 were excluded from diluted shares while other equity awards of 3.5 million and .3 million for the nine months ended September 30, 2012 and 2011, respectively, were excluded from diluted shares because including such shares would have been antidilutive. The CPP common stock warrant, which was dilutive for the nine-month period ended September 30, 2011, was repurchased in 2011 and is not included in diluted shares in 2012.

Note 9 - Contingencies and Other Disclosures

Contingencies

General

Contingent liabilities arise in the ordinary course of business, including those related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators and from other government authorities concerning various matters relating to FHN’s current or former lines of business. Certain matters of that sort are pending at this time, and FHN is cooperating with the authorities involved. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions are possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes loss contingency liabilities for litigation matters when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. A liability generally is not established when a loss contingency either is not probable or its amount is not reasonably estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance would require a liability to be established at the low end of the range.

In addition, disclosure of a range of reasonably possible loss associated with litigation matters, as prescribed by applicable financial accounting guidance, is provided as to those matters where there is more than a remote chance of an estimable, material loss outcome for FHN in excess of currently established loss liabilities. Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to such pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.

Litigation - Gain Contingency

The Chapter 11 Liquidation Trustee (the “Trustee”) of Sentinel Management Group, Inc. (“Sentinel”) filed complaints against two subsidiaries, First Tennessee Bank National Association (“FTBNA”) and FTN Financial Securities Corp. (“FTN”), and two former FTN employees. The Trustee’s claims related to Sentinel’s purchases of Preferred Term Securities Limited (“PreTSL”) products and other securities from FTN and/or the FTN Financial Capital Markets division of FTBNA from March 2005 to August 2007. In July 2011, the parties reached an agreement to settle the dispute. Under the terms of the settlement the Trustee received a total of $38.5 million dollars. After considering the terms of the settlement, FHN recognized a pre-tax expense of $36.7 million during second quarter 2011 related to the settlement. FHN believes that certain insurance policies provide coverage for these losses and related litigation costs, subject to policy limits and applicable deductibles. The insurers have denied coverage. FHN has brought suit against the insurers to enforce the policies under Tennessee law. The case is in U.S. District Court for the Western District of Tennessee styled as First Horizon National Corporation, et al. v. Certain Underwriters at Lloyd’s Syndicate Nos. 2987, et al., No. 2:11-cv-02608. In connection with this matter the previously recognized expense may be recouped in whole or in part. As to this matter, under applicable financial accounting guidance, FHN has determined that although material gain is not probable there is more than a slight chance of a material gain outcome for FHN. FHN cannot determine a probable outcome that may result from this matter because of the uncertainty of the potential outcomes of the legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; and the incomplete status of the discovery process.

Litigation - Loss Contingencies

Set forth below are discussions of certain pending or threatened litigation matters. These material loss contingency matters generally fall into the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is unable to determine an amount of material loss liability; or (iii) FHN has determined that material loss is not probable but is “reasonably possible” (as defined in applicable accounting guidance, there is more than a slight chance of a material loss outcome for FHN). In all litigation matters discussed, except as indicated, FHN has estimated a range of reasonably possible loss outcomes in excess of any currently established loss liabilities. In all litigation matters discussed FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2012, the aggregate amount of liabilities established for the litigation loss contingency matters discussed below was $29 million. No matter discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below is among those matters for which a liability has been established. The liabilities discussed in this paragraph relate only to litigation matters and are separate from those discussed under the heading “Established Repurchase Liability” below.

Note 9 - Contingencies and Other Disclosures (Continued)

In each potential loss contingency litigation matter discussed below, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2012, FHN estimates that, for those litigation loss contingency matters discussed below as to which reasonably possible loss is estimable, reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $90 million. Of those matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters,” only the FHLB of Chicago, Charles Schwab, and Western & Southern suits are included in that range.

Matters Included in Reasonably Possible Loss Range

Branch Sale Litigation Matter. Manufacturers & Traders Trust Company (“M&T”) is pursuing an arbitration claim against FTBNA arising out of FTBNA’s sale of certain branch assets to M&T in 2007. M&T claims that FTBNA violated its obligations to repurchase home equity lines of credit (“HELOCs”) that it sold to M&T as part of the asset sale agreement. M&T alleges that the loans either are not in conformity with FTBNA’s representations about them or are insured and sold due to mutual mistake or both. At this time, as a result of rulings to date, the claim has become a demand that FTBNA repurchase certain HELOCs having an original principal balance of $45.5 million. At September 30, 2012, the HELOCs at issue included loans with an unpaid principal balance of $22.7 million and also included charged-off loans of $11.9 million. These HELOCs are not included in the mortgage repurchase pipeline discussed below as potential repurchase obligations, but instead are evaluated separately as part of this pending litigation matter based on specific facts and circumstances related to this loan sale. FHN’s estimate of reasonably possible loss for this matter is subject to significant uncertainties regarding: the potential remedies that might be available or awarded; the identity and value of assets FHN may be required to repurchase; and the unpredictable nature of the arbitration process.

Debit Transaction Sequencing Litigation Matter. FTBNA is a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The case is styled as Hawkins v. First Tennessee Bank National Association, before the Circuit Court for Shelby County, Tennessee, Case No. CT-004085-11. The plaintiff seeks actual damages of at least $5 million, unspecified restitution of fees charged, and unspecified punitive damages, among other things. FHN’s estimate of reasonably possible loss for this matter is subject to significant uncertainties regarding: whether a class will be certified and, if so, the definition of the class; claims as to which no dollar amount is specified; the potential remedies that might be available or awarded; the outcome of potentially dispositive early-stage motions such as motions to dismiss; and the lack of discovery. FHN is aware that claims which appear to be somewhat similar have been brought against other financial institutions.

First Horizon Branded Mortgage Securitization Litigation Matters - Certain Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss. Those estimable matters are the FHLB of Chicago, Charles Schwab, and Western & Southern cases. The estimates for those matters are included in the range of reasonably possible loss discussed above and are subject to significant uncertainties regarding: the dollar amount claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the outcome of potentially dispositive early stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; the incomplete status of the discovery process; and the lack of precedent claims. The other such securitization matters are not included in the reasonably possible loss range discussed above.

Matters Not Included in Reasonably Possible Loss Range

VA Loan Guarantee Litigation Matter. FTBNA is a defendant in a qui tam action brought privately on behalf of the federal government against a number of mortgage lenders. The case is styled as United States ex rel Bibby and Donnelly v. Wells Fargo Bank N.A. et al, before the U.S. District Court for the N.D. of Georgia, Case No. 1:06-CV-0547-MHS. The plaintiffs allege that defendants improperly disclosed and improperly charged certain fees related to certain VA guaranteed interest rate reduction refinancing loans. They assert that the alleged acts violated the regulations governing loans of that type as well as the federal False Claims Act. The plaintiffs seek unspecified restitution of loan guarantee benefits improperly claimed and unspecified treble damages, among other things. In late September 2012 FHN agreed to settle this case. The settlement has not yet been finally documented or effected, but the agreed terms are reflected in the litigation liability established at September 30, 2012 discussed above.

First Horizon Branded Mortgage Securitization Litigation Matters. Prior to September 2008 FHN originated and sold home loan products through various channels and conducted its servicing business under the First Horizon Home Loans and First Tennessee Mortgage Servicing brands. Those sales channels included the securitization of loans into pools held by trustees and the sale of the resulting securities, sometimes called “certificates,” to investors. These activities are discussed in more detail below under the heading “Legacy Home Loan Sales and Servicing.”

At the time this report is filed, FHN, along with multiple defendants, is defending several lawsuits brought by investors which claim that the offering documents under which First Horizon branded certificates were sold to them were materially deficient. The plaintiffs

Note 9 - Contingencies and Other Disclosures (Continued)

and venues of these suits are: (1) the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, in U.S. District Court for the Southern District of New York (Case No. 11-cv-6193 (PGG)); (2) Charles Schwab Corp. in the Superior Court of San Francisco, California (Case No. 10-501610); (3) Federal Home Loan Bank (“FHLB”) of Chicago in the Circuit Court of Cook County, Illinois (Case No. 10 CH 45033); (4) Western & Southern Life Insurance Co, among others in the Court of Common Pleas, Hamilton County, Ohio (Case No. A1105352); (5) Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Middle District of Alabama (Case No. CV-12-791-WKW-WC); and (6) FDIC as a receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiffs in the pending suits claim to have purchased certificates in a number of separate First Horizon securitizations and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought.

In some of these suits, underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased senior certificates in First Horizon branded securitizations (“FH proprietary securitizations”). FHN has not been named a defendant in these suits, which FHN is defending indirectly as indemnitor. The plaintiffs and venues of these other suits are: (7) FHLB of San Francisco, in the Superior Court of San Francisco County, California (Case No. CGC-10-497840); (8) Metropolitan Life Insurance Co., in the Supreme Court of New York County, New York (No. 651360-2012); and (9) Royal Park Invs. SA/NV, in the Supreme Court of New York County, New York (No. 652607-2012).

Details concerning the original purchase amounts of the investments at issue in these suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. Plaintiffs in the pending lawsuits claimed to have purchased a total of $1.2 billion of certificates and the purchase price of the certificates subject to the indemnification requests total $301.4 million. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in most cases the securitization provided for sub-classifications within the Senior or Junior groups.

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
2005 (a)	$843,868	$—	$30,000	$—
2006 (a)	277,926	—	84,659	9,793
2007	204,061	—	50,000	7,084

Total	$1,325,855	$—	$164,659	$16,877

(a)	The amounts shown in the table which are the subject of the FHFA litigations include $230,020 of the Senior Alt-A loans from 2006 and $643,751 of the Senior Alt-A from 2005.

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time. The original purchase amounts reported in this table do not reflect the cumulative amounts of principal and interest distributions received by investors since 2005. Such receipts generally would diminish any recovery a plaintiff might obtain.

Information on the performance of the securitizations related to these suits is available in monthly reports published by the trustee for the securitization trusts. Based on these reports, the ending certificate balance of the investments which are the subject of these lawsuits was approximately $645 million as of the September 25, 2012 trust statements. FHN believes that certain plaintiffs did not purchase the entire tranche, or class, in the securitizations in which they invested. Reporting by the trustee is at a class-level and as a result, ending certificate balances in this disclosure were adjusted to reflect FHN’s estimate of the ending balance of the certificates purchased by these plaintiffs.

Within that total, the ending certificate balance of the investments which are the subject of the FHFA lawsuit was $346.2 million, with approximately 85 percent of the remaining balances performing. Cumulative losses on the FHFA investments which are the subject of the lawsuit as reported on the September 25, 2012 trust statements represent approximately 6 percent of the original principal amount underlying the certificates purchased. The total ending certificate balance of the investments which are the subject of the remaining lawsuits was $298.9 million, with approximately 80 percent of the remaining balances performing. Cumulative losses on the remaining investments which are the subject of the lawsuits as reported on the September 25, 2012 trust statements represent approximately 5 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses largely do not take into account outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; those advances may increase cumulative losses. Losses are often reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

Note 9 - Contingencies and Other Disclosures (Continued)

FHN has been able to estimate reasonably possible loss for the FHLB of Chicago, Charles Schwab, and Western & Southern suits, as discussed above. For the other suits, FHN is unable to estimate a range of reasonably possible loss due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase for those claims seeking asset repurchase; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims.

As discussed under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or other parties to transactions seeking indemnity. At September 30, 2012, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in securitizations at closing.

Contract Claim Settlement Process - Mortgage Repurchase Pipeline

For several years FHN has received claims from government sponsored enterprises (“GSEs”), other government agencies, mortgage insurers, and others that FHN breached certain representations and warranties made in connection with whole-loan sales prior to September 2008. Generally such claims request or otherwise demand that FHN repurchase the loans or otherwise make the purchaser whole. FHN analyzes these claims using a pipeline approach. FHN reviews each claim in the pipeline and either offers to satisfy the claim or rejects the claim by asking the claimant to rescind it. FHN has established a material loss liability for probable incurred losses related to repurchase obligations for breaches of representations and warranties. As of September 30, 2012 none of these claims had become active litigation. These matters and the associated reserving methodologies are discussed under “Legacy Home Loan Sales and Servicing.”

Other Litigation Matters

A shareholder, Cranston Reid, filed a putative derivative lawsuit in the U.S. District Court for the Western District of Tennessee, Western Division (Case No. 2:10cv02413-STA-cgc) against various former and current officers and directors of FHN. FHN is named as a nominal defendant, though no relief is sought against it. The complaint alleged the following causes of action: breach of fiduciary duty, abuse of control, gross mismanagement, and unjust enrichment. The claimed breach of fiduciary duty and other causes of action stemmed from a number of alleged events, including: certain litigation matters, both pending and previously disposed, unrelated to this plaintiff; certain matters that allegedly could become litigation matters, unrelated to this plaintiff; a matter that previously had been investigated and concluded, unrelated to this plaintiff; and an alleged general use of allegedly unlawful and high-risk banking practices. In March 2011 the District Court dismissed all claims, and the plaintiff appealed. In September 2012, the appellate court affirmed the District Court’s decision.

Legacy Home Loan Sales and Servicing

Overview

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs - the Federal National Mortgage Association (“Fannie Mae,” “Fannie,” or “FNMA”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” “Freddie,” or “FHLMC”). Federally insured or guaranteed whole loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae”, “Ginnie,” or “GNMA”). Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet criteria for whole loan sales to the GSEs, or insurance through Ginnie (collectively, the “Agencies”), were sold to investors, or certificate-holders, predominantly through proprietary securitizations but also, to a lesser extent, through whole loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole loan sales to private purchasers and, to a lesser extent, through proprietary securitizations.

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

Note 9 - Contingencies and Other Disclosures (Continued)

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

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, from 2005 through 2007, FHN securitized $26.7 billion of mortgage loans without recourse in First Horizon branded proprietary transactions.

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

Loans Sold With Full or Limited Recourse

Although not a substantial part of FHN’s former business, FHN sold certain Agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance, the Federal Housing Administration (“FHA”) insurance, or the Veteran’s Administration (“VA”) guaranty. On September 30, 2012 and 2011, the current unpaid principal balance (“UPB”) of single-family residential loans that were sold on a full recourse basis with servicing retained was $37.8 million and $44.9 million, respectively.

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

FHN also has potential loss exposure from claims that FHN violated FHA or VA requirements related to the origination of the loans and guarantee claims filed related to the loans. FHN recently agreed to settle a civil lawsuit, mentioned above, claiming that such violations occurred with respect to certain VA-guaranteed refinancing loans. In addition, FHN is cooperating with the U.S. Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development in a civil investigation regarding compliance with requirements relating to certain FHA-guaranteed loans.

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

At the time of sale, FHN retained servicing rights for a majority of these mortgage loans sold. However, FHN has since sold (through the 2008 divestiture and bulk sales) servicing rights on a significant amount of the loans that were sold to or insured by Agencies. As of September 30, 2012, the original and current UPB of agency loans originated from 2005 through 2008 that FHN continues to service was $5.4 billion and $4.8 billion, respectively. A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to the GSEs. Since the mortgage platform sale in 2008 through September 30, 2012, Agencies have accounted for the vast majority of repurchase/make-whole claims received.

Note 9 - Contingencies and Other Disclosures (Continued)

First Horizon Branded Proprietary Mortgage Securitizations

From 2005-2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the “First Horizon” (“FH”) name. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts or other vehicles. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. Unlike servicing on loans sold to GSEs, FHN still services substantially all of the remaining loans sold through FH proprietary securitizations. As of September 30, 2012, the remaining UPB in active FH proprietary securitizations from 2005-2007 was $8.9 billion consisting of $5.9 billion Alt-A mortgage loans and $3.0 billion Jumbo mortgage loans. Representations and warranties were made to the trustee for the benefit of investors. As such, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of September 30, 2012, the repurchase request pipeline contained no repurchase requests related to FH first lien proprietary mortgage securitizations based on representations and warranties.

Unlike loans sold to GSEs, contractual representations and warranties for FH proprietary first lien mortgage securitizations do not include specific representations regarding the absence of other-party fraud or negligence in the underwriting or origination of the mortgage loans. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate repurchase of a mortgage loan if FHN breached certain representations and warranties made at the time the securitization closed and such breach materially and adversely affects the interests of the investors in such mortgage loan. The securitization documents do not require the trustee to make an investigation into the facts or matters stated in any investor request or notice unless requested in writing to do so by the holders of certificates evidencing not less than 25 percent of the voting rights allocated to each class of certificates. The certificate holders may also be required to indemnify the trustee for its costs related to investigations made in connection with repurchase actions. FHN has no knowledge of any investor requests to the trustee of an FH proprietary mortgage securitization to investigate mortgage loans for possible breach of representations and warranties. GSEs were among the purchasers of certificates in FH securitizations. As such, they are entitled to the benefits of the same representations and warranties as other investors. However, the GSEs, acting through their conservator under federal law, are permitted to undertake, independently of other investors, reviews of FHN’s mortgage loan origination and servicing files. Such reviews are commenced using a subpoena process. If, because of such reviews, the GSEs determine there has been a breach of a representation or warranty that has had a material and adverse affect on the interests of the investors in any mortgage loan, the GSEs may seek enforcement of a repurchase obligation against FHN. Certain other government entities have asserted a similar right of review not generally available to other investors. As discussed in more detail below, FHN has received several such subpoenas.

In addition, the FH securitization trustee generally may initiate a loan review, without prior official action by investors, for the purpose of determining compliance with applicable representations and warranties with respect to any or all of the active FH securitizations. If non-compliance is discovered, the trustee may seek repurchase or other relief. At September 30, 2012, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN. Accordingly, FHN is not able to estimate any liability for this risk. FHN similarly is not able to estimate a range of reasonably possible losses associated with this risk, and no such amounts are included in the aggregate range discussed above. Those inabilities are due to significant uncertainties regarding: the absence of claims made; the nature and outcome of any claims process or related settlement discussions; the outcome of litigation if litigation is pursued; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; and the lack of precedent claims.

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

Note 9 - Contingencies and Other Disclosures (Continued)

Monoline insurance is a form of credit enhancement provided to a securitization by an insurer not affiliated with FHN. Subject to the terms and conditions of the policy, the insurer guarantees payments of accrued interest and principal due to the investors. None of the FH proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. In certain limited situations, insurance was provided for a specific senior retail class of holders within an individual securitization. The only insured certificate more recent than 2004, from 2005, covered $25.0 million of original certificate balance. The trustee statement dated September 25, 2012 reported to FHN that the remaining outstanding certificate balance for the class was $23.8 million. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level class.

Certain government entities acting on behalf of several purchasers of FH branded and other securitizations have subpoenaed information from FHN and others. In 2009 FHN was subpoenaed by the federal regulator of credit unions, the National Credit Union Administration (“NCUA”), related to securitization investments by certain federal credit unions. There has been little communication with FHN associated with this matter since 2010. FHN has been subpoenaed by the FHFA acting as conservator for Fannie Mae and Freddie Mac related to securitization investments by those institutions. In addition, the FHLB of San Francisco has subpoenaed FHN for purposes of a loan origination review related to certain of its securitization investments. Collectively, the NCUA, FHFA and FHLB of San Francisco subpoenas seek information concerning a number of FH first lien securitizations and a FH HELOC securitization during the years 2005 and 2006. In addition, the FDIC, acting on behalf of certain failed banks, has also subpoenaed FHN related to FH securitization investments by those institutions. The FDIC and FHLB San Francisco subpoenas also concern loans sold by FHN to non-Agency purchasers on a whole-loan basis which were included by those purchasers in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. Other than the dollar amounts of those investments which are the subject of the FDIC’s active litigation as receiver for Colonial Bank, FHN has limited information on the loans under review or the dollar amounts invested in the FDIC subpoenas and the FHLB San Francisco subpoena. The FDIC subpoena overlaps partially, and the FHFA subpoena overlaps substantially with the ongoing litigation matters mentioned above under “Litigation - Loss Contingencies.”

These subpoenas relate to ongoing reviews which ultimately could result in claims against FHN. The original and current (as of the September 25, 2012 trust statements) combined first lien certificate balances of the related FH securitizations in which the credit unions invested, were $321.6 million and $139.7 million, respectively. The original and current (as of the September 25, 2012 trust statements) HELOC certificate balances of the related FH HELOC securitization in which the credit unions invested was $299.8 million and $102.1 million. The original and current certificate balances of the FH securitizations in which the FHLB SF invested are $601.1 million and $197.8 million respectively. There are limitations as to FHN’s knowledge of the amount of investments made that are subject to the FDIC subpoena. As mentioned above, FHN does not know which pools or what portions of those pools the institutions represented by the FDIC purchased. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline.

Other First Horizon Branded Proprietary Securitizations

FHN also originated and sold home equity lines and second lien loans through certain FH proprietary securitization trusts, most of which related to HELOC loans. As of September 30, 2012, only three of those securitizations, all HELOC, remain active; the rest have been retired as a result of clean-up calls exercised by FHN. Each remaining trust issued notes backed by these loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. The Trustee statements dated September 25, 2012, reported that the cumulative original and current outstanding note balances of the FH HELOC securitizations were $961.8 million and $388.9 million, respectively.

The loans in the FH HELOC securitization trusts are included on FHN’s balance sheet in accordance with Generally Accepted Accounting Principles either as consolidated variable interest entities (“VIEs”) or because the securitization did not qualify for sale treatment. These loans and the associated credit risk are reflected in FHN’s consolidated financial statements. As of September 30, 2012, the loans related to the consolidated VIEs and the associated ALLL are reflected as “restricted” on the Consolidated Condensed Statements of Condition.

The asset-backed notes issued in the FH HELOC securitizations were “wrapped” by monoline insurers. FHN understands that some monoline insurers have commenced lawsuits against other originators of asset-backed securities seeking to cancel policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice from a monoline insurer of any such lawsuit. The monoline insurers also have certain contractual rights to pursue repurchase and indemnification. In response to unreimbursed insurance draws resulting from insufficient remittances to investors, two monoline insurers of certain FH HELOC securitizations have commenced reviews of these HELOC securitizations and certain underlying loan files, underwriting guidelines, and payment histories, and repurchase requests have been made. Because the underlying loans and their associated loss content are recorded on FHN’s balance sheet, FHN reviews the portfolio each quarter for inherent loss and has established reserves for loss

Note 9 - Contingencies and Other Disclosures (Continued)

content. For that reason, FHN does not include these requests in the repurchase pipeline reported for first lien mortgages, and FHN believes that any ultimate cash payouts related to these loans are unlikely to have any material impact upon FHN’s financial results as such payouts would be reflected as reductions to the existing balance of restricted or secured term borrowings. Additionally, advances made by monoline insurers for the benefit of security holders have been recognized within restricted or secured term borrowings in the Consolidated Condensed Statements of Condition. This recognition practice is used because the insurers have a higher priority to certain cash flows from the securitization trusts than FHN.

Other Whole Loan Sales

FHN has sold first lien mortgages without recourse through whole loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of September 30, 2012, the amount of repurchase/make-whole claims related to such other whole loan sales was negligible. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Many of these loans were included by the purchasers in non-FH securitizations. FHN’s contractual representations and warranties to these loan purchasers generally included indemnity covenants for losses and expenses applicable to the securitization caused by FHN’s breach. FHN has received indemnification requests from UBS Securities LLC and from certain affiliates of Citigroup. FHN also has received subpoenas seeking loan reviews in certain cases where FHN is not a defendant. In addition, the trustee of a non-FH securitization which included FHN loans has commenced a legal proceeding against FHN and others seeking repurchase or make-whole based on claimed breaches of representations and warranties made to the purchaser/securitizer. The trustee is basing its claim, in part, on an assignment of contractual rights FHN gave to FHN’s loan purchaser. These matters are not included in the repurchase pipeline.

Private Mortgage Insurance

Private mortgage insurance (“MI”) was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes these in the active repurchase request pipeline. FHN tracks and monitors MI cancellation notices received and considers the amount of loans sold to GSEs where MI coverage has ultimately been lost when assessing the overall adequacy of FHN’s repurchase liability. As of September 30, 2012 and 2011, $415.2 million and $271.9 million, respectively, of loans sold or securitized have lost MI coverage.

Established Repurchase Liability

In second quarter 2012, significant new information was received from Fannie Mae, including information relating to loans previously transferred and no longer serviced by FHN. Fannie Mae updates this information periodically, and updated this information most recently in the third quarter. FHN’s current estimate of losses associated with repurchase obligations for loans sold to Fannie and Freddie is based on Fannie’s information as most recently updated. That information includes: trends and status of loans currently selected for review and potential repurchase demand; information about loans, by vintage year, concerning portfolio attrition, delinquency, default, payoff, and unpaid balance; and information supporting anticipated future selections (for review and potential repurchase demand) from liquidated loans and seriously delinquent loan pools. Based on currently available information and experience to date, FHN has evaluated its loan repurchase exposure as mentioned above and has accrued for losses of $293.5 million and $171.4 million as of September 30, 2012 and 2011, respectively. A vast majority of this liability relates to obligations associated with the sale of first lien mortgages to GSEs through the legacy mortgage banking business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

FHN services a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $20 billion as of September 30, 2012. A substantial portion of the first lien portfolio is serviced through a subservicer. The first lien portfolio is held primarily by private security holders and GSEs, with less significant portions held by other private investors. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) the liquidation proceeds of the property securing the loan, in the case of private securitizations and (2) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans. As of September 30, 2012 and 2011, FHN has recognized servicing and P&I advances of $300.6 million and $317.1 million, respectively. Servicing and P&I advances are included in Other assets on the Consolidated Condensed Statements of Condition.

Note 9 - Contingencies and Other Disclosures (Continued)

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

In 2011 regulators entered into consent decrees with several institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer is subject to a consent decree and its parent company agreed to pay related monetary sanctions. The 2008 subservicer has advised FHN that it has implemented or was in the process of implementing the new standards as the subservicing relationship terminated in August 2011. In accordance with the terms of the consent decree, the 2008 subservicer had commenced an independent third party assessment of its foreclosure processes and is participating in a regulator-prescribed foreclosure claims review process which is scheduled for completion by December 31, 2012. As a result of the above examinations, in June 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, testing and file review. FHN has reviewed the Supervisory Guidance and utilized a third party consultant to assist in its self-assessment of its foreclosure management process relating to all its mortgage servicing, including that conducted by the 2011 subservicer. The assessment of FHN and the 2011 subservicer was completed in the fourth quarter of 2011; FHN is implementing changes to strengthen its processes including additional oversight and review processes. Also in connection with the 2008 subservicer’s third party assessment process, FHN and its 2011 subservicer will cooperate with the 2008 subservicer to identify and correct any servicing deficiencies in foreclosure or loss mitigation that might impact FHN’s subserviced loans including claims identified in the consent decree claim review process.

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

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs, and servicing timeline penalties, compensatory damages, and curtailments charged prior to the servicing transfer by GSEs and a government agency in connection with FHN’s transfer of subservicing to its 2011 subservicer in the amount of $8.9 million. The 2008 subservicer also is seeking reimbursement for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and Supervisory Guidance relating to foreclosure review (collectively, “foreclosure review”), alleging that FHN has either an implied agreement to participate in and share in such cost or was obligated to do so under the subservicing agreement. The foreclosure review expenditures for which the 2008 subservicer presently seeks reimbursement are $34.8 million. The 2008 subservicer has indicated that additional reimbursement requests will be made as the foreclosure review continues. FHN disputes that it has any responsibility or liability for either demand under the 2008 subservicing agreement or otherwise. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously.

Note 9 - Contingencies and Other Disclosures (Continued)

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

FHN’s Visa shares are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Conversion of these shares into class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the final resolution of the covered litigation. In conjunction with the prior sales of Visa class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa class B shares into Visa class A shares is adjusted. The conversion ratio is adjusted when Visa deposits funds into the escrow account to cover certain litigation. In March 2011, Visa deposited funds into the escrow account. Accordingly, FHN reduced its contingent liability by $3.3 million to $1.4 million through a credit to noninterest expense and the conversion ratio declined to 49 percent. This escrow funding and associated decline in the conversion ratio resulted in a cash payment to the derivative counterparty of $.7 million in second quarter 2011.

As a result of Visa’s escrow funding in December 2011, the conversion ratio was reduced to 43 percent in February 2012, effective as of December 29, 2011. On July 13, 2012, Visa and MasterCard announced a joint settlement related to outstanding litigation matters. The settlement is subject to judicial approval. Based on the amount of the settlement attributable to Visa, and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the settlement did not have material impact on FHN. As a result of the settlement, Visa funded an additional $150 million into the escrow account in July 2012, which resulted in a decline in the conversion rate to 42 percent. FHN made a payment to the counterparty of $.8 million as a result of Visa’s escrow funding. Future funding of the escrow will dilute this exchange rate by an amount that is yet to be determined.

As of September 30, 2012 and 2011, the derivative liabilities were $2.3 million and $3.7 million, respectively.

FHN now holds approximately 1.1 million Visa Class B shares.

Other Disclosures - Indemnification Agreements and Guarantees

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

Note 10 - Pension, Savings, and Other Employee Benefits

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

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the pension plan have been limited. These other non-qualified pension plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Contributions to non-qualified plans were $3.8 million for 2011 and FHN anticipates making an $8 million contribution in 2012.

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

In third quarter 2012, lump sum payments under the supplemental retirement plan triggered settlement accounting. In accordance with its practice, FHN performed a remeasurement of the plan in conjunction with the settlement and recognized the ASC 715 -Compensation - Retirement Benefits (“ASC 715”) settlement expense reflected in the following tables.

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits Three months ended September 30		Other Benefits Three months ended September 30
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$2,453	$2,917	$102	$119
Interest cost	8,191	8,323	612	556
Expected return on plan assets	(9,967)	(11,717)	(225)	(296)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	184	246
Prior service cost/(credit)	100	104	(3)	(2)
Actuarial (gain)/loss	9,351	5,861	(60)	(273)

Net periodic benefit cost	10,128	5,488	610	350

ASC 715 settlement expense	1,231	—	—	—

Total periodic benefit costs	$11,359	$5,488	$610	$350

Note 10 - Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits Nine months ended September		Other Benefits Nine months ended September
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$11,156	$11,519	$350	$407
Interest cost	24,780	24,617	1,724	1,660
Expected return on plan assets	(29,860)	(35,164)	(686)	(892)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	552	740
Prior service cost/(credit)	299	313	(7)	(7)
Actuarial (gain)/loss	26,999	15,914	(366)	(793)

Net periodic benefit cost	33,374	17,199	1,567	1,115

ASC 715 settlement expense	1,231	—	—	—

Total periodic benefit costs	$34,605	$17,199	$1,567	$1,115

Note 11 - Business Segment Information

FHN has four business segments: regional banking, capital markets, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, cash management, and first lien mortgage originations within the Tennessee footprint. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of gains on the extinguishment of debt, unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, and various charges related to restructuring, repositioning, and efficiency. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

In 2011, FHN sold FHI, Highland, and Msaver. The results of operations for these divested businesses have been included in the Income/(loss) from discontinued operations, net of tax line on the Consolidated Condensed Statements of Income for all periods presented.

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses among segments which could change historical segment results. Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on internal allocation method. Because the allocations are based on internally developed assignments and allocations they are to an extent subjective. Generally, all assignments and allocations have been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense tax, and assets for each segment for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
Consolidated
Net interest income	$173,465	$176,340	$518,069	$521,955
Provision for loan losses	40,000	32,000	63,000	34,000
Noninterest income	163,538	220,887	524,886	604,816
Noninterest expense	263,169	322,708	1,112,340	980,960

Income/(loss) before income taxes	33,834	42,519	(132,385)	111,811
Provision/(benefit) for income taxes	5,260	8,367	(72,348)	16,362

Income/(loss) from continuing operations	28,574	34,152	(60,037)	95,449
Income/(loss) from discontinued operations, net of tax	108	4,828	160	9,369

Net income/(loss)	$28,682	$38,980	$(59,877)	$104,818

Average assets	$25,089,754	$24,778,116	$25,101,544	$24,622,862

Note 11 - Business Segment Information (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
Regional Banking
Net interest income	$150,352	$140,658	$444,859	$411,703
Provision/(provision credit) for loan losses	4,286	(22,698)	1,688	(48,850)
Noninterest income	63,954	68,096	188,693	202,270
Noninterest expense	141,157	137,208	424,047	428,468

Income/(loss) before income taxes	68,863	94,244	207,817	234,355
Provision/(benefit) for income taxes	24,959	34,851	75,382	86,197

Net income/(loss)	$43,904	$59,393	$132,435	$148,158

Average assets	$12,933,782	$11,478,534	$12,507,910	$11,224,698

Capital Markets
Net interest income	$4,759	$5,552	$16,056	$16,564
Noninterest income	80,808	99,505	262,547	267,510
Noninterest expense	64,590	77,168	205,772	254,114

Income/(loss) before income taxes	20,977	27,889	72,831	29,960
Provision/(benefit) for income taxes	7,899	10,656	27,564	11,306

Net income/(loss)	$13,078	$17,233	$45,267	$18,654

Average assets	$2,230,975	$2,343,879	$2,321,695	$2,222,525

Corporate
Net interest income/(expense)	$(5,294)	$(1,080)	$(15,360)	$(2,101)
Noninterest income	7,933	37,914	21,037	59,472
Noninterest expense	22,013	19,099	64,667	75,945

Income/(loss) before income taxes	(19,374)	17,735	(58,990)	(18,574)
Provision/(benefit) for income taxes	(13,496)	340	(38,988)	(29,578)

Net income/(loss)	$(5,878)	$17,395	$(20,002)	$11,004

Average assets	$5,151,567	$5,123,252	$5,291,435	$5,107,231

Non-Strategic
Net interest income	$23,648	$31,210	$72,514	$95,789
Provision for loan losses	35,714	54,698	61,312	82,850
Noninterest income	10,843	15,372	52,609	75,564
Noninterest expense	35,409	89,233	417,854	222,433

Income/(loss) before income taxes	(36,632)	(97,349)	(354,043)	(133,930)
Provision/(benefit) for income taxes	(14,102)	(37,480)	(136,306)	(51,563)

Income/(loss) from continuing operations	(22,530)	(59,869)	(217,737)	(82,367)
Income/(loss) from discontinued operations, net of tax	108	4,828	160	9,369

Net income/(loss)	$(22,422)	$(55,041)	$(217,577)	$(72,998)

Average assets	$4,773,430	$5,832,451	$4,980,504	$6,068,408

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 - Loan Sales and Securitizations

Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. Since that time FHN has focused the originations of mortgages within its regional banking footprint. FHN no longer retains financial interests in loans it transfers to third parties. During third quarter 2012, FHN transferred $75.8 million of single-family residential mortgage loans in whole loan sales resulting in $1.5 million of net pre-tax gains. During third quarter 2011, FHN transferred $53.3 million of single-family residential mortgage loans in whole loan sales resulting in $1.1 million of net pre-tax gains. Additionally during third quarter 2011, FHN transferred $187.7 million in unpaid principal balance ($126 million after consideration of partial charge-offs and associated LOCOM) of non-performing permanent mortgages in a bulk sale resulting in $29.8 million of net pre-tax losses in provision for loan losses on the Consolidated Condensed Statements of Income. During the nine months ended September 30, 2012, FHN transferred $174.6 million of single-family residential mortgage loans in whole loan sales resulting in $3.5 million of net pre-tax gains. During the nine months ended September 30, 2011, FHN transferred $245.9 million of single-family residential mortgage loans in whole loan sales resulting in $4.7 million of net pre-tax gains.

Retained Interests

Interests retained from prior loan sales, including GSE securitizations, typically included MSR, excess interest (structured as interest-only (“IO”) strips), and principal-only (“PO”) strips. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. Principal-only strips are principal cash flow tranches. MSR were initially valued at fair value and the remaining retained interests were initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative fair values at the time of sale or securitization.

In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. During third quarter 2012 and 2011, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest. In third quarter 2012 and 2011, FHN received annual servicing fees approximating .50 percent of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5 - Mortgage Servicing Rights.

The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2012 and 2011 are as follows:

	September 30, 2012			September 30, 2011
(Dollars in thousands except for annual cost to service)	First Liens	Second Liens	HELOC	First Liens	Second Liens	HELOC
Fair value of retained interests	$117,440	$205	$2,892	$147,431	$241	$3,131
Weighted average life (in years)	4.0	2.9	2.9	3.7	2.9	2.7
Annual prepayment rate	21.2%	26.0%	26.7%	23.0%	26.0%	28.8%
Impact on fair value of 10% adverse change	$(6,261)	$(13)	$(355)	$(8,262)	$(16)	$(216)
Impact on fair value of 20% adverse change	(11,953)	(25)	(683)	(15,744)	(30)	(415)
Annual discount rate on servicing cash flows	11.8%	14.0%	18.0%	11.7%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(3,253)	$(6)	$(191)	$(3,898)	$(7)	$(96)
Impact on fair value of 20% adverse change	(6,314)	(11)	(370)	(7,573)	(13)	(186)
Annual cost to service (per loan) (a)	$116	$50	$50	$122	$50	$50
Impact on fair value of 10% adverse change	(2,822)	(5)	(96)	(3,401)	(5)	(50)
Impact on fair value of 20% adverse change	(5,625)	(9)	(193)	(6,782)	(11)	(100)
Annual earnings on escrow	1.4%	—	—	1.4%	—	—
Impact on fair value of 10% adverse change	$(631)	—	—	$(1,195)	—	—
Impact on fair value of 20% adverse change	(1,263)	—	—	(2,390)	—	—

(a)	Amounts represent market participant based assumptions.

Note 12 - Loan Sales and Securitizations (Continued)

The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2012 and 2011, are as follows:

	September 30, 2012		September 30, 2011
(Dollars in thousands)	Excess Interest IO	Certificated PO (a)	Excess Interest IO	Certificated PO
Fair value of retained interests	$13,739	$5,462	$18,963	$8,585
Weighted average life (in years)	3.9	1.9	3.7	3.9
Annual prepayment rate	19.1%	49.5%	21.0%	30.3%
Impact on fair value of 10% adverse change	$(618)	$(304)	$(917)	$(266)
Impact on fair value of 20% adverse change	(1,189)	(640)	(1,763)	(534)
Annual discount rate on residual cash flows	13.3%	NM	13.2%	22.2%
Impact on fair value of 10% adverse change	$(504)	$(259)	$(697)	$(394)
Impact on fair value of 20% adverse change	(968)	(495)	(1,340)	(815)

NM - Not meaningful

(a)	In third quarter 2012, FHN changed the method used to calculate sensitivities for certificated PO due to more limited market information for these securities.

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

FHN also engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions in third quarter 2012 and 2011 were reasonable based on the price discovery process.

Note 12 - Loan Sales and Securitizations (Continued)

For the three and nine months ended September 30, 2012 and 2011, cash flows received and paid related to loan sales and securitizations were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
Proceeds from initial sales (a)	$77,297	$145,913	$178,045	$339,736
Servicing fees retained (b)	14,262	17,304	47,488	58,639
Purchases of GNMA guaranteed mortgages	22,434	7,162	85,149	45,073
Purchases of previously transferred financial assets (c) (d)	191,318	60,760	333,236	202,396
Other cash flows received on retained interests	1,696	2,117	6,915	6,205

(a)	Includes $89.2 million of proceeds related to a bulk sale of nonperforming permanent mortgages in third quarter 2011.
(b)	Includes servicing fees on MSR associated with loan sales and purchased MSR.
(c)	Includes repurchases of delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also includes buyouts from GSEs in order to facilitate foreclosures.
(d)	Three and nine months ended September 30, 2012 and nine months ended September 30, 2011 includes $99.3 million and $32.7 million, respectively, of cash paid related to clean-up calls exercised by FHN.

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount delinquent loans, and the net credit losses during the three and nine months ended September 30, 2012 and 2011 are as follows:

	Principal Amount of Residential Real Estate Loans (a) (b) (c)		Net Credit Losses (c)
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
Total loans managed or transferred	$15,889,548	$19,007,433	$136,583	$159,488	$365,467	$415,486

(a)	Amounts represent real estate residential loans in FHN’s portfolio, held-for-sale, and loans that have been transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. Also includes $6.3 billion and $8.7 billion of loans transferred to GSEs with any type of retained interest on September 30, 2012 and 2011, respectively.
(b)	On September 30, 2012 and 2011, includes $.7 billion and $.8 billion, respectively, where the principal amount is 90 days or more past due or nonaccrual. Included in these amounts are $35.4 million and $39.6 million of GNMA guaranteed mortgages on September 30, 2012 and 2011, respectively.
(c)	No delinquency or net credit loss data is provided for the loans transferred to FNMA or FHLMC because these agencies retain credit risk. See Note 9 - Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs or private investors.

Note 13 - Variable Interest Entities

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

Included in the September 30, 2012 balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Consistent with the consolidated nature of this trust, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

In first quarter 2012, FHN agreed with the monoline insurers for two of FHN’s proprietary consumer loan securitizations to relinquish its status as Master Servicer. Accordingly, these trusts were de-consolidated prospectively from the time of the agreement. In second and first quarter 2012, FHN completed cleanup calls on four previously consolidated on-balance sheet consumer loan securitizations and the associated trusts were extinguished.

FHN has established certain rabbi trusts related to deferred compensation plans offered to its employees. FHN contributes employee cash compensation deferrals to the trusts and directs the underlying investments made by the trusts. The assets of these trusts are available to FHN’s creditors only in the event that FHN becomes insolvent. These trusts are considered VIEs as there is no equity at risk in the trusts since FHN provided the equity interest to its employees in exchange for services rendered. FHN is considered the primary beneficiary of the rabbi trusts as it has the power to direct the activities that most significantly impact the economic performance of the rabbi trusts through its ability to direct the underlying investments made by the trusts. Additionally, FHN could potentially receive benefits or absorb losses that are significant to the trusts due to its right to receive any asset values in excess of liability payoffs and its obligation to fund any liabilities to employees that are in excess of a rabbi trust’s assets.

Note 13 - Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of September 30, 2012 and 2011:

	2012		2011
	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$624	N/A	$4,719	N/A
Loans, net of unearned income	121,959	N/A	665,744	N/A
Less: Allowance for loan losses	4,384	N/A	32,369	N/A

Total net loans	117,575	N/A	633,375	N/A

Other assets	1,907	$61,409	13,645	$60,113

Total assets	$120,106	$61,409	$651,739	$60,113

Liabilities:
Term borrowings	113,342	N/A	653,120	N/A
Other liabilities	16	$49,579	66	$49,911

Total liabilities	$113,358	$49,579	$653,186	$49,911

Nonconsolidated Variable Interest Entities

Low Income Housing Partnerships. First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary of FTBNA, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs as FTHC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its initial capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and the general partners are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.

New Market Tax Credit LLCs. First Tennessee New Markets Corporation (“FTNMC”), a wholly-owned subsidiary of FTBNA, makes equity investments through wholly-owned subsidiaries as a limited member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of FTNMC’s investment in an NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs as FTNMC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTNMC could absorb losses that are significant to the NMTC LLCs as it has a risk of loss for its initial capital contributions, the managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond FTNMC’s initial capital contributions.

Small Issuer Trust Preferred Holdings. FTBNA holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (“trust preferreds”) for smaller banking and insurance enterprises. FTBNA has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of FTBNA. These trusts meet the definition of a VIE as the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. Based on the nature of the trusts’ activities and the size of FTBNA’s holdings, FTBNA could potentially receive benefits or absorb losses that are significant to the trusts regardless of whether a majority of a trust’s securities are held by FTBNA. However, since FTBNA is solely a holder of the trusts’ securities, it has no rights which would give it the power to direct the activities that most significantly impact the trusts’ economic performance and thus it is not considered the primary beneficiary of the trusts. FTBNA has no contractual requirements to provide financial support to the trusts.

On-Balance Sheet Trust Preferred Securitization. In 2007, FTBNA executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE as the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance.

Note 13 - Variable Interest Entities (Continued)

FTBNA could potentially receive benefits or absorb losses that are significant to the trust based on the size and priority of the interests it retained in the securities issued by the trust. However, since FTBNA did not retain servicing or other decision making rights, FTBNA is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, FTBNA has accounted for the funds received through the securitization as a term borrowing in its Consolidated Condensed Statements of Condition. FTBNA has no contractual requirements to provide financial support to the trust.

Proprietary Trust Preferred Issuances. FHN has previously issued junior subordinated debt to First Tennessee Capital II (“Capital II”). Capital II is considered a VIE as FHN’s capital contributions to this trust are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trust have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. FHN is not the trust’s primary beneficiary as FHN’s capital contributions to the trust are not considered variable interests as they are not “at risk”. Consequently, Capital II is not consolidated by FHN.

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

Prior to third quarter 2008, FHN transferred first lien mortgages that were included in Agency-sponsored securitizations and retained MSR and in certain situations various other interests. Except for recourse due to breaches of standard representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. The Agencies’ or designated third parties’ status as Master Servicer and the rights they hold consistent with their guarantees on the securities issued provide them with the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, such trusts are not consolidated by FHN as it is not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that are significant to the trusts.

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

On-Balance Sheet Consumer Loan Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. The non-consolidated proprietary residential mortgage securitizations as of September 30, 2012 consist of two HELOC securitization trusts that have entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. These securitization trusts are not consolidated by FHN as it is not the Master Servicer for the securitizations. FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precludes sale accounting for the related securitization transactions. Thus, even though FHN is not the Master Servicer, the related transactions are accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s Consolidated Condensed Financial Statements.

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

Note 13 - Variable Interest Entities (Continued)

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

Managed Discretionary Trusts. FHN serves as manager over certain discretionary trusts, for which it makes investment decisions on behalf of the trusts’ beneficiaries in return for a reasonable management fee. The trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power, through voting rights or similar rights, to direct the activities that most significantly impact the entities’ economic performance. The management fees FHN receives are not considered variable interests in the trusts as all of the requirements related to permitted levels of decision maker fees are met. Therefore, the VIEs are not consolidated by FHN as it is not the trusts’ primary beneficiary. FHN has no contractual requirements to provide financial support to the trusts.

Note 13 - Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2012:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$57,030	$—	Other assets
New market tax credit LLCs (b) (c)	20,312	—	Other assets
Small issuer trust preferred holdings (d)	446,045	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	60,662	53,511	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	425,741	—	(g)
On-balance sheet consumer loan securitizations	6,654	302,633	(h)
Holdings of agency mortgage-backed securities (d)	3,462,956	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	13,221	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	95,681	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $56.5 million of current investments and $.5 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $15.3 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $53.5 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $71.5 million and $34.4 million classified as MSR and $8.4 million and $10.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $300.6 million are classified as Other assets.
(h)	Includes $309.3 million classified as Loans, net of unearned income which are offset by $302.6 million classified as Term borrowings.
(i)	Includes $636.8 million classified as Trading securities and $2.8 billion classified as Securities available for sale.
(j)	Maximum loss exposure represents $94.3 million of current receivables and $1.4 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 13 - Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2011:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$76,607	$—	Other assets
Small issuer trust preferred holdings (c)	457,156	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	62,253	51,908	(d)
Proprietary trust preferred issuances (e)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	476,329	—	(f)
Holdings of agency mortgage-backed securities (c)	3,588,871	—	(g)
Short positions in agency mortgage-backed securities (e)	N/A	1,617	Trading liabilities
Commercial loan troubled debt restructurings (h) (i)	98,977	—	Loans, net of unearned income
Managed discretionary trusts (e)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $75.1 million of current investments and $1.5 million of contractual funding commitments. Only the current investment amount is included in Other Assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $51.9 million classified as Term borrowings.
(e)	No exposure to loss due to the nature of FHN’s involvement.
(f)	Includes $80.9 million and $50.6 million classified as MSR and $12.2 million and $15.5 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $317.1 million are classified as Other assets.
(g)	Includes $563.7 million classified as Trading securities and $3.0 billion classified as Securities available for sale.
(h)	Maximum loss exposure represents $98.4 million of current receivables and $.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(i)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

See Note 9 - Contingencies and Other Disclosures for information regarding FHN’s repurchase exposure for claims that FHN breached its standard representations and warranties made in connection with the sale of loans to proprietary and agency residential mortgage securitization trusts.

Note 14 - Derivatives

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

On September 30, 2012 and 2011, respectively, FHN had $197.4 million and $197.2 million of cash receivables and $153.3 million and $168.4 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds, with derivative counterparties. Certain of FHN’s agreements with derivative counterparties contain provisions which require that FTBNA’s debt maintain minimum credit ratings from specified credit rating agencies. If FTBNA’s debt were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $255.8 million of assets and $41.9 million of liabilities on September 30, 2012, and $266.8 million of assets and $41.6 million of liabilities on September 30, 2011. As of September 30, 2012 and 2011, FHN had received collateral of $288.8 million and $289.5 million and posted collateral of $46.4 million and $44.2 million, respectively, in the normal course of business related to these contracts.

Additionally, certain of FHN’s derivative agreements contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN would be required to post additional collateral with the counterparties. The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $256.3 million of assets and $187.5 million of liabilities on

Note 14 - Derivatives (Continued)

September 30, 2012, and $269.4 million of assets and $201.4 million of liabilities on September 30, 2011. As of September 30, 2012 and 2011, FHN had received collateral of $288.8 million and $289.5 million and posted collateral of $188.2 million and $193.0 million, respectively, in the normal course of business related to these agreements.

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

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three and nine months ended September 30, 2012 and 2011:

				Gains/(Losses)	Gains/(Losses)
	September 30, 2012			Three Months Ended	Nine Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities	September 30, 2012	September 30, 2012
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$20,000	$542	$—	$207	$9,839
Interest Rate Swaps and Swaptions	$1,837,600	$6,693	$4,282	$4,580	$5,498
Hedged Items:
Mortgage Servicing Rights	N/A	$117,522	N/A	$(1,279)	$(379)
Other Retained Interests	N/A	$19,201	N/A	$978	$425

				Gains/(Losses)	Gains/(Losses)
	September 30, 2011			Three Months Ended	Nine Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities	September 30, 2011	September 30, 2011
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$3,145,000	$28,553	$6,286	$22,586	$28,934
Interest Rate Swaps and Swaptions	$2,543,000	$9,619	$29,381	$7,881	$30,105
Hedged Items:
Mortgage Servicing Rights	N/A	$147,240	N/A	$(22,452)	$(25,776)
Other Retained Interests	N/A	$27,754	N/A	$(983)	$1,658

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Other assets and Other liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $74.2 million and $92.6 million for the three months ended September 30, 2012 and 2011, respectively, and $240.9 million and $247.0 million for the nine months ended September 30, 2012 and 2011, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

Note 14 - Derivatives (Continued)

The following table summarizes FHN’s derivatives associated with capital markets trading activities as of September 30, 2012 and 2011:

	September 30, 2012
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,439,306	$137,958	$923
Offsetting Upstream Interest Rate Contracts	1,439,306	923	137,958
Option Contracts Purchased	5,000	1	—
Forwards and Futures Purchased	4,361,583	1,173	10,662
Forwards and Futures Sold	4,706,866	13,147	1,762

	September 30, 2011
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,438,750	$120,529	$1,521
Offsetting Upstream Interest Rate Contracts	1,438,750	1,521	120,529
Forwards and Futures Purchased	4,732,862	4,009	5,292
Forwards and Futures Sold	5,079,886	4,869	6,799

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $904.0 million on both September 30, 2012 and 2011. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet impact of these swaps was $81.3 million and $109.1 million in Other assets on September 30, 2012 and 2011, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet impact of this swap was $29.5 million and $26.4 million in Other assets as of September 30, 2012 and 2011, respectively. There was no ineffectiveness related to this hedge. Interest paid or received for this swap was recognized as an adjustment of the interest expense of the liability whose risk is being managed.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN hedges the interest rate risk of the subordinated debt totaling $200 million using pay, floating, receive fixed interest rate swaps. The balance sheet impact of these swaps was $.4 million and $2.2 million in Other assets on September 30, 2012 and 2011, respectively. There was no ineffectiveness related to these hedges. Interest paid or received for these swaps was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. In October 2012, the counterparty called the swap associated with the $200 million of subordinated debt. FHN discontinued hedge accounting and the cumulative basis adjustments to the associated subordinated debt will be prospectively amortized as an adjustment to interest expense over its remaining term. FHN entered into another new interest rate swap to hedge the interest rate risk associated with this debt. The swap qualifies for hedge accounting using the long-haul method.

Note 14 - Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2012 and 2011:

					Gains/(Losses)		Gains/(Losses)
	September 30, 2012				Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		September 30, 2012		September 30, 2012
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$975,213	$61,984	$362		$(3,971)		$(7,554)
Offsetting Upstream Interest Rate Contracts (a)	$975,213	$362	$63,384		$4,071		$8,254
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$111,240	$—		$(2,481)		$(15,642)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$2,481	(d)	$15,642	(d)

					Gains/(Losses)		Gains/(Losses)
	September 30, 2011				Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		September 30, 2011		September 30, 2011
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,048,686	$77,297	$514		$11,532		$4,636
Offsetting Upstream Interest Rate Contracts (a)	$1,048,686	$514	$79,797		$(11,923)		$(4,929)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$137,786	$—		$36,748		$40,110
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$(36,748	) (d)	$(40,110	) (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $128.8 million and $196.3 million as of September 30, 2012 and 2011, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five-year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $3.4 million and $11.1 million in Other liabilities on the Consolidated Condensed Statements of Condition as of September 30, 2012 and 2011, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 14 - Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans for the three and nine months ended September 30, 2012 and 2011:

					Gains/(Losses)		Gains/(Losses)
	September 30, 2012				Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	September 30, 2012		September 30, 2012
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$128,750	N/A		$3,411	$1,625		$5,398
Hedged Items:
Trust Preferred Loans (a)	N/A	$128,750	(b)	N/A	$(1,601	) (c)	$(5,356	) (c)

					Gains/(Losses)		Gains/(Losses)
	September 30, 2011				Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	September 30, 2011		September 30, 2011
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$196,250	N/A		$11,129	$2,116		$6,068
Hedged Items:
Trust Preferred Loans(a)	N/A	$196,250	(b)	N/A	$(2,100	) (c)	$(6,043	) (c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2012, the derivative liabilities associated with the sales of Visa Class B shares were $2.3 million compared to $3.7 million as of September 30, 2011. See the Visa Matters section of Note 9 - Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

In 2011, FHN began using cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with $.7 million of non-U.S dollar denominated loans. As of September 30, 2012, the balance sheet impact and the gains/losses associated with these derivatives were not material.

Note 15 - Fair Value of Assets & Liabilities

FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:

•	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

Transfers between fair value levels are recognized at the end of the fiscal quarter in which the associated change in inputs occurs.

Note 15 - Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	September 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - capital markets:
U.S. treasuries	$—	$124,722	$—	$124,722
Government agency issued MBS	—	564,425	—	564,425
Government agency issued CMO	—	72,340	—	72,340
Other U.S. government agencies	—	82,736	—	82,736
States and municipalities	—	31,817	—	31,817
Corporate and other debt	—	308,309	5	308,314
Equity, mutual funds, and other	—	811	—	811

Total trading securities - capital markets	—	1,185,160	5	1,185,165

Trading securities - mortgage banking
Principal only	—	5,462	—	5,462
Interest only	—	—	13,739	13,739

Total trading securities - mortgage banking	—	5,462	13,739	19,201

Loans held-for-sale	—	10,996	213,639	224,635
Securities available for sale:
U.S. treasuries	—	54,996	—	54,996
Government agency issued MBS	—	1,271,450	—	1,271,450
Government agency issued CMO	—	1,554,741	—	1,554,741
Other U.S. government agencies	—	—	4,202	4,202
States and municipalities	—	16,470	1,500	17,970
Corporate and other debt	517	—	—	517
Venture capital	—	—	9,000	9,000
Equity, mutual funds, and other	13,277	—	—	13,277

Total securities available-for-sale	13,794	2,897,657	14,702	2,926,153

Mortgage servicing rights	—	—	120,537	120,537
Other assets:
Deferred compensation assets	23,301	—	—	23,301
Derivatives, forwards and futures	14,862	—	—	14,862
Derivatives, interest rate contracts	—	319,163	—	319,163

Total other assets	38,163	319,163	—	357,326

Total assets	$51,957	$4,418,438	$362,622	$4,833,017

Trading liabilities - capital markets:
U.S. treasuries	$—	$350,434	$—	$350,434
Government agency issued MBS	—	5,125	—	5,125
Government agency issued CMO	—	8,096	—	8,096
Other U.S. government agencies	—	4,439	—	4,439
States and municipalities	—	1,109	—	1,109
Corporate and other debt	—	146,750	—	146,750
Equity, mutual funds, and other	—	1,017	—	1,017

Total trading liabilities - capital markets	—	516,970	—	516,970

Other short-term borrowings	—	—	11,585	11,585

Other liabilities:
Derivatives, forwards and futures	12,424	—	—	12,424
Derivatives, interest rate contracts	—	210,320	—	210,320
Derivatives, other	—	—	2,340	2,340

Total other liabilities	12,424	210,320	2,340	225,084

Total liabilities	$12,424	$727,290	$13,925	$753,639

Note 15 - Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	September 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - capital markets:
U.S. treasuries	$—	$102,054	$—	$102,054
Government agency issued MBS	—	374,691	—	374,691
Government agency issued CMO	—	189,044	—	189,044
Other U.S. government agencies	—	193,021	—	193,021
States and municipalities	—	28,229	—	28,229
Corporate and other debt	—	312,399	5	312,404

Total trading securities - capital markets	—	1,199,438	5	1,199,443

Trading securities - mortgage banking
Principal only	—	8,585	—	8,585
Interest only	—	—	19,168	19,168

Total trading securities - mortgage banking	—	8,585	19,168	27,753

Loans held-for-sale	—	10,468	206,852	217,320
Securities available for sale:
U.S. treasuries	—	40,189	—	40,189
Government agency issued MBS	—	1,514,960	—	1,514,960
Government agency issued CMO	—	1,510,175	—	1,510,175
Other U.S. government agencies	—	11,565	6,366	17,931
States and municipalities	—	17,865	1,500	19,365
Corporate and other debt	528	—	—	528
Venture capital	—	—	13,179	13,179
Equity, mutual funds, and other	13,260	—	—	13,260

Total securities available-for-sale	13,788	3,094,754	21,045	3,129,587

Mortgage servicing rights	—	—	150,803	150,803
Other assets:
Deferred compensation assets	24,414	—	—	24,414
Derivatives, forwards and futures	37,431	—	—	37,431
Derivatives, interest rate contracts	—	347,266	—	347,266
Derivatives, other	—	62	—	62

Total other assets	61,845	347,328	—	409,173

Total assets	$75,633	$4,660,573	$397,873	$5,134,079

Trading liabilities - capital markets:
U.S. treasuries	$—	$281,174	$—	$281,174
Government agency issued MBS	—	13	—	13
Government agency issued CMO	—	1,604	—	1,604
Other U.S. government agencies	—	1,649	—	1,649
States and municipalities	—	1,379	—	1,379
Corporate and other debt	—	185,301	—	185,301

Total trading liabilities - capital markets	—	471,120	—	471,120

Other short-term borrowings	—	—	15,814	15,814
Other liabilities:
Derivatives, forwards and futures	18,377	—	—	18,377
Derivatives, interest rate contracts	—	242,871	—	242,871
Derivatives, other	—	—	3,656	3,656

Total other liabilities	18,377	242,871	3,656	264,904

Total liabilities	$18,377	$713,991	$19,470	$751,838

Note 15 - Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2012 and 2011, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2012
					Securities available-for-sale			Mortgage			Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities	short-term borrowings
Balance on July 1, 2012	$14,905		$214,560		$6,162	$9,000		$129,291		$(3,505)	$(12,439)
Total net gains/(losses) included in:
Net income	1,068		(2,799)		—	—		(2,098)		10	854
Other comprehensive income	—		—		(25)	—		—		—	—
Purchases	—		17,368		—	—		—		—	—
Issuances	—		—		—	—		—		—	—
Sales	—		—		—	—		—		—	—
Settlements	(2,229)		(4,914)		(435)	—		(6,656)		1,155	—
Net transfers into/(out of) Level 3	—		(10,576	) (c)	—	—		—		—	—

Balance on September 30, 2012	$13,744		$213,639		$5,702	$9,000		$120,537		$(2,340)	$(11,585)

Net unrealized gains/(losses) included in net income	$707	(a)	$(2,799	) (a)	$—	$—	(b)	$(2,181	) (a)	$10 (d)	$854 (a)

	Three Months Ended September 30, 2011
					Securities available-for-sale			Mortgage			Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities	short-term borrowings
Balance on July 1, 2011	$22,853		$215,870		$8,181	$13,179		$186,958		$(1,270)	$(23,645)
Total net gains/(losses) included in:
Net income	(750)		(3,195)		—	—		(30,800)		—	7,831
Other comprehensive income	—		—		87	—		—		—	—
Purchases	—		1,316		—	—		—		—	—
Issuances	—		—		—	—		—		(2,500)	—
Sales	—		—		—	—		—		—	—
Settlements	(2,930)		(6,199)		(402)	—		(5,355)		114	—
Net transfers into/(out of) Level 3	—		(940	) (c)	—	—		—		—	—

Balance on September 30, 2011	$19,173		$206,852		$7,866	$13,179		$150,803		$(3,656)	$(15,814)

Net unrealized gains/(losses) included in net income	$(1,116	) (a)	$(3,195	) (a)	$—	$—	(b)	$(30,330	) (a)	$— (d)	$7,831 (a)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 15 - Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2012 and 2011, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2012
				Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities	Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2012	$18,059	$210,487		$7,262	$12,179		$144,069		$(11,820)		$(14,833)
Total net gains/(losses) included in:
Net income	2,847	(849)		—	5,071		(4,541)		(1,601)		3,248
Other comprehensive income	—	—		(195)	—		—		—		—
Purchases	—	35,119		—	—		—		—		—
Issuances	—	—		—	—		—		—		—
Sales	—	—		—	(8,250)		—		—		—
Settlements	(7,162)	(15,539)		(1,365)	—		(18,991)		11,081		—
Net transfers into/(out of) Level 3	—	(15,579	) (c)	—	—		—		—		—

Balance on September 30, 2012	$13,744	$213,639		$5,702	$9,000		$120,537		$(2,340)		$(11,585)

Net unrealized gains/(losses) included in net income	$1,595 (a)	$(849	) (a)	$—	$—	(b)	$(3,800	) (a)	$(1,601	) (d)	$3,248 (a)

	Nine Months Ended September 30, 2011
				Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities	Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2011	$26,478	$207,632		$39,391	$13,179		$207,319		$(1,000)		$(27,309)
Total net gains/(losses) included in:
Net income	2,183	1,928		—	—		(38,159)		(1,132)		11,495
Other comprehensive income	—	—		(1,601)	—		—		—		—
Purchases	—	25,205		—	—		—		—		—
Issuances	—	—		—	—		—		(2,500)		—
Sales	(132)	—		(29,217)	—		—		—		—
Settlements	(9,356)	(23,192)		(707)	—		(18,357)		976		—
Net transfers into/(out of) Level 3	—	(4,721	) (c)	—	—		—		—		—

Balance on September 30, 2011	$19,173	$206,852		$7,866	$13,179		$150,803		$(3,656)		$(15,814)

Net unrealized gains/(losses) included in net income	$944 (a)	$1,928	(a)	$—	$—	(b)	$(37,378	) (a)	$(1,132	) (d)	$11,495 (a)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 15 - Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2012, and 2011, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

	Carrying value at September 30, 2012				Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - SBAs	$—	$37,429	$—	$37,429	$—	$15
Loans held-for-sale - first mortgages	—	—	13,467	13,467	(671)	(355)
Loans, net of unearned income (a)	—	—	128,626	128,626	(44,608)	(61,958)
Real estate acquired by foreclosure (b)	—	—	50,589	50,589	(2,732)	(7,873)
Other assets (c)	—	—	76,822	76,822	(3,201)	(6,405)

					$(51,212)	$(76,576)

	Carrying value at September 30, 2011				Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - SBAs	$—	$46,592	$—	$46,592	$—	$(2)
Loans held-for-sale - first mortgages	—	—	13,160	13,160	(3,889)	(8,506)
Loans, net of unearned income (a)	—	—	135,667	135,667	(20,130)	(37,890)
Real estate acquired by foreclosure (b)	—	—	80,055	80,055	(4,350)	(14,001)
Other assets (c)	—	—	75,129	75,129	(3,434)	(7,790)

					$(31,803)	$(68,189)

(a)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments.

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

In third quarter 2012 and second quarter 2011, FHN exercised clean-up calls on first lien mortgage proprietary securitization trusts. In accordance with accounting requirements, FHN initially recognized the associated loans at fair value. Fair value was primarily determined through reference to observable inputs, including current market prices for similar loans. Since these loans were from the 2003 vintage, adjustments were made for the higher yields associated with the loans in comparison to more currently originated loans being sold. This resulted in recognition of an immaterial premium for the called loans.

Note 15 - Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following table provides information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of September 30, 2012:

(Dollars in Thousands)
Level 3 Class	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Values Utilized
Interest only trading securities	$13,739	Discounted cash flow	(a)	(a)
Loans held-for-sale - mortgages	227,106	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	9,000	Recent purchase offers	Adjustment for preferences in equity tranches	0% - 10% discount
		Recent capitalization transactions	Adjustment for preferences in equity tranches	0% - 10% discount
Mortgage servicing rights	120,537	Discounted cash flow	(a)	(a)
Other short-term borrowings	11,585	Discounted cash flow	(b)	(b)
Derivative liabilities, other	2,340	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.0 billion
			Probability of resolution scenarios	10%-50%
			Time until resolution	9 - 18 months
Loans, net of unearned income (c)	128,626	Appraisals from comparable properties	Adjustment for value changes since appraisal	5% - 15% of appraisal
		Other collateral valuations	Borrowing base certificates	20% - 50% of gross value
			Financial Statements/Auction Values	0% - 25% of reported value
Real estate acquired by foreclosure (d)	50,589	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	76,822	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for Interest-only trading securities and MSR are discussed in Note 12 – Loan Sales and Securitizations.
(b)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(c)	Represents carrying value of loans for which adjustments are based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(d)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(e)	Represents tax credit investments.

Loans held for sale. Prepayment rates, credit spreads and delinquency penalty adjustments are significant unobservable inputs used in the fair value measurement of FHN’s Loans held-for-sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. All observable and unobservable inputs are re-assessed monthly. Fair value measurements are reviewed at least monthly by FHN’s Corporate Accounting Department.

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

Note 15 - Fair Value of Assets & Liabilities (Continued)

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

Other assets - tax credit investments. The estimated fair value of tax credit investments is generally determined in relation to the expected yield (i.e., future tax credits to be received) an acquirer of these investments would expect in relation to the yields experienced on current new issue and/or secondary market transactions. Thus, as tax credits are recognized, the future yield to a market participant is reduced, resulting in consistent impairment of the individual investments. Individual investments are reviewed for impairment quarterly, which may include the consideration of additional marketability discounts related to specific investments. Unusual valuation adjustments, and the associated triggering events, are discussed with senior and executive management, when appropriate. A portfolio review is conducted annually, with the assistance of a third party, to assess the reasonableness of current valuations.

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

Note 15 - Fair Value of Assets & Liabilities (Continued)

The following table reflects the differences between the fair value carrying amount of mortgages held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	September 30, 2012
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$224,635	$330,900	$(106,265)
Nonaccrual loans	43,398	92,831	(49,433)
Loans 90 days or more past due and still accruing	10,481	21,329	(10,848)

	September 30, 2011
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$217,320	$294,411	$(77,091)
Nonaccrual loans	40,178	84,216	(44,038)
Loans 90 days or more past due and still accruing	12,205	27,260	(15,055)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$(2,799)	$(3,195)	$(849)	$1,928
Other short-term borrowings	854	7,831	3,248	11,495

For the three months ended September 30, 2012, and 2011, the amounts for loans held-for-sale include losses of $0.9 million, and $1.6 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. For the nine months ended September 30, 2012, and 2011, the amounts for loans held-for-sale include losses of $0.4 million and losses of $6.9 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on mortgage loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Note 15 - Fair Value of Assets & Liabilities (Continued)

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

Loans, net of unearned income. Loans, net of unearned income are recognized at the amount of funds advanced, less charge-offs and an estimation of credit risk represented by the allowance for loan losses. The fair value estimates for disclosure purposes differentiate loans based on their financial characteristics, such as product classification, vintage, loan category, pricing features, and remaining maturity.

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

Note 15 - Fair Value of Assets & Liabilities (Continued)

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

Note 15 - Fair Value of Assets & Liabilities (Continued)

Nonearning assets. For disclosure purposes, nonearning assets include cash and due from banks, accrued interest receivable, and capital markets receivables. Due to the short-term nature of cash and due from banks, accrued interest receivable, and capital markets receivables, the fair value is approximated by the book value.

Other assets. For disclosure purposes, other assets consist of tax credit investments and deferred compensation assets that are considered financial assets. Tax credit investments are written down to estimated fair value quarterly based on the estimated value of the associated tax credits. Deferred compensation assets are recognized at fair value, which is based on quoted prices in active markets.

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of September 30, 2012 and 2011, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

Note 15 - Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of September 30, 2012 and 2011. As of September 30, 2012, the table includes disclosure of fair value by level for each class of asset and liability not recorded at fair value.

	September 30, 2012
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$8,359,909	$—	$—	$8,138,108	$8,138,108
Commercial real estate
Income CRE	1,138,348	—	—	1,083,886	1,083,886
Residential CRE	64,157	—	—	62,734	62,734
Retail:
Consumer real estate (c)	5,619,956	—	—	5,287,039	5,287,039
Permanent mortgage (c)	779,954	—	—	722,087	722,087
Credit card & other	279,715	—	—	280,344	280,344

Total loans, net of unearned income and allowance for loan losses	16,242,039	—	—	15,574,198	15,574,198

Short-term financial assets
Total interest-bearing cash	440,916	440,916	—	—	440,916
Total federal funds sold & securities purchased under agreements to resell	529,688	—	529,688	—	529,688

Total short-term financial assets	970,604	440,916	529,688	—	970,604

Trading securities (a)	1,204,366	—	1,190,622	13,744	1,204,366
Loans held-for-sale (a)	410,550	—	48,425	362,125	410,550
Securities available-for-sale (a) (b)	3,123,629	13,794	2,897,657	212,178	3,123,629
Derivative assets (a)	334,025	14,862	319,163	—	334,025

Other assets
Tax credit investments	76,822	—	—	76,822	76,822
Deferred compensation assets	23,301	23,301	—	—	23,301

Total other assets	100,123	23,301	—	76,822	100,123

Nonearning assets
Cash & due from banks	355,978	355,978	—	—	355,978
Capital markets receivables	791,190	—	791,190	—	791,190
Accrued interest receivable	85,042	—	85,042	—	85,042

Total nonearning assets	1,232,210	355,978	876,232	—	1,232,210

Total assets	$23,617,546	$848,851	$5,861,787	$16,239,067	$22,949,705

Liabilities:
Deposits:
Defined maturity	$1,582,097	$—	$1,618,019	$—	$1,618,019
Undefined maturity	14,646,014	—	14,646,014	—	14,646,014

Total deposits	16,228,111	—	16,264,033	—	16,264,033

Trading liabilities (a)	516,970	—	516,970	—	516,970

Short-term financial liabilities
Total federal funds purchased & securities sold under agreements to repurchase	1,794,176	—	1,794,176	—	1,794,176
Total other borrowings	856,958	—	845,373	11,585	856,958

Total short-term financial liabilities	2,651,134	—	2,639,549	11,585	2,651,134

Term borrowings
Real estate investment trust-preferred	45,743	—	—	42,300	42,300
Term borrowings - new market tax credit investment	15,301	—	—	16,280	16,280
Borrowings secured by residential real estate	415,975	—	—	353,578	353,578
Other long term borrowings	1,786,219	—	1,716,741	—	1,716,741

Total term borrowings	2,263,238	—	1,716,741	412,158	2,128,899

Derivative liabilities (a)	225,084	12,424	210,320	2,340	225,084

Other noninterest-bearing liabilities
Capital markets payables	574,201	—	574,201	—	574,201
Accrued interest payable	43,184	—	43,184	—	43,184

Total other noninterest-bearing liabilities	617,385	—	617,385	—	617,385

Total liabilities	$22,501,922	$12,424	$21,964,998	$426,083	$22,403,505

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million.
(c)	Includes restricted real estate loans and secured borrowings.

Note 15 - Fair Value of Assets & Liabilities (Continued)

	September 30, 2011
(Dollars in thousands)	Book Value	Fair Value
Assets:
Loans, net of unearned income and allowance for loan losses	$15,791,757	$15,083,851
Short-term financial assets	1,077,937	1,077,937
Trading securities	1,227,197	1,227,197
Loans held-for-sale	386,147	386,147
Securities available-for-sale	3,327,846	3,327,846
Derivative assets	384,759	384,759
Other assets	99,543	99,543
Nonearning assets	952,045	952,045

Liabilities:
Deposits:
Defined maturity	$1,721,882	$1,770,342
Undefined maturity	13,976,373	13,976,373

Total deposits	15,698,255	15,746,715
Trading liabilities	471,120	471,120
Short-term financial liabilities	2,723,951	2,723,951
Term borrowings	2,509,806	2,222,021
Derivative liabilities	264,904	264,904
Other noninterest-bearing liabilities	554,302	554,302

	Contractual Amount		Fair Value
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Unfunded Commitments:
Loan commitments	$7,890,786	$7,417,606	$1,571	$1,419
Standby and other commitments	371,899	373,335	5,333	6,370

Note 16 - Restructuring, Repositioning, and Efficiency

Beginning in 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity. Such reviews continue throughout the organization. Since 2007, in order to redeploy capital to higher-return businesses, FHN exited or sold non-strategic businesses, eliminated layers of management, and consolidated functional areas.

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. During the nine months ended September 30, 2012, FHN recognized net charges of $6.2 million related to restructuring, repositioning, and efficiency activities. Of this amount, $4.7 million represent exit costs that were accounted for in accordance with the Exit of Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). Significant expenses recognized during the nine months ended September 30, 2012 resulted from the following actions:

•

Severance and other employee costs of $4.8 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives, and benefits within noninterest expense.

•	Expense of $2.3 million related to prior servicing sales which is reflected in Mortgage banking income.

Net charges recognized by FHN during the nine months ended September 30, 2011 related to restructuring, repositioning, and efficiency activities were $22.8 million. Of this amount, $14.8 million represented exit costs that were accounted for in accordance with ASC 420. Significant expenses recognized during the nine months ended September 30, 2011 resulted from the following actions:

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

Note 16 - Restructuring, Repositioning, and Efficiency (Continued)

Activity in the restructuring and repositioning liability for the three and nine months ended September 30, 2012 and 2011 is presented in the following table, along with other restructuring and repositioning expenses recognized.

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
(Dollars in thousands)	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability
Beginning balance	$—	$8,947	$—	$15,362	$—	$12,026	$—	$9,108
Severance and other employee related costs	2,730	2,730	2,619	2,619	4,769	4,769	12,855	12,855
Facility consolidation costs	41	41	1,031	1,031	(134)	(134)	1,870	1,870
Other exit costs, professional fees, and other	—	—	—	—	111	111	84	84

Total accrued	2,771	11,718	3,650	19,012	4,746	16,772	14,809	23,917
Payments related to:
Severance and other employee related costs		5,718		5,515		8,680		8,945
Facility consolidation costs		529		620		1,406		1,896
Other exit costs, professional fees, and other		—		—		15		87
Accrual reversals		17		1,485		1,217		1,597

Restructuring and repositioning reserve balance		$5,454		$11,392		$5,454		$11,392

Other restructuring and repositioning expense:
Mortgage banking expense on servicing sales	—		—		2,287		—
(Gains)/losses on divestitures	(180)		(10,642)		(865)		(11,395)
Impairment of premises and equipment	—		74		5		258
Impairment of intangible assets	—		—		—		10,100
Impairment of other assets	—		—		12		—
Other	—		—		—		9,040

Total other restructuring and repositioning expense	(180)		(10,568)		1,439		8,003

Total restructuring and repositioning charges	$2,591		$(6,918)		$6,185		$22,812

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through September 30, 2012 for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Total Expense
Severance and other employee related costs	$82,565
Facility consolidation costs	40,516
Other exit costs, professional fees, and other	19,165
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	23,462
Net loss on divestitures	282
Impairment of premises and equipment	22,380
Impairment of intangible assets	48,231
Impairment of other assets	40,504
Other	7,574

Total restructuring and repositioning charges incurred to date as of September 30, 2012	$292,351

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of September 30, 2012, was one of the 30 largest publicly traded banking organizations in the United States in terms of asset size.

The corporation’s two major brands - First Tennessee and FTN Financial - provide customers with a broad range of products and services. First Tennessee provides retail and commercial banking services throughout Tennessee and is the largest bank headquartered in the state. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.

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

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following is a discussion and analysis of the financial condition and results of operations of FHN for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011. To assist the reader in obtaining a better understanding of FHN and its performance, the following discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2011 financial statements, notes, and MD&A is provided in the 2011 Annual Report.

Non-GAAP Measures

Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratios presented in this filing are the net interest margin using net interest income adjusted for fully taxable equivalent (“FTE”) and the tier 1 common capital ratio. These measures are reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio has become an important measure of the capital strength of banks as demonstrated by its use by banking regulators in reviewing capital adequacy of financial institutions. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 Capital is a regulatory term and is generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is a regulatory term which includes total assets adjusted for credit risk and is used to determine regulatory capital ratios. Refer to Table 22 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update any forward-looking statements that are made from time to time. Actual results could differ, possibly materially, because of several factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2012, and in documents incorporated into this Quarterly report.

FINANCIAL SUMMARY - (Comparison of third quarter 2012 to third quarter 2011)

During third quarter 2012, FHN reported net income available to common shareholders of $25.8 million or $.10 per diluted share compared to $36.1 million or $.14 per diluted share in 2011. The decline in 2012 results was driven by a decrease in revenues and an increase in provision for loan losses, partially offset by lower expenses.

Total revenue was $337.0 million in 2012 compared to $397.2 million in 2011. The decline in revenue was driven by a $35.2 million decrease in securities gains and an $18.8 million reduction in capital markets income. The decrease in securities gains was primarily associated with the sale of Visa Class B shares which resulted in a $35.1 million gain in 2011. The decline in capital markets income reflected less favorable market conditions in 2012 relative to 2011. Additionally, fee income was lower in 2012 largely driven by the negative impact of the Durbin Amendment on interchange income which became effective in fourth quarter 2011. Net interest income (“NII”) declined $2.9 million primarily due to lower reinvestment rates of both the loan and securities portfolios partially offset by higher loan balances and lower deposit costs.

Operating expenses decreased 18 percent to $263.2 million in 2012 primarily due to a decline in the repurchase and foreclosure provision. Repurchase and foreclosure provision expense was $0 in 2012 compared to $52.8 million in 2011. During second quarter 2012, FHN recorded $250.0 million of repurchase and foreclosure liability reflecting a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to the Federal National Mortgage Association (“Fannie Mae”, “Fannie”, or “FNMA”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, “Freddie”, or “FHLMC”). In third quarter 2012, an analysis of the repurchase liability was performed which concluded that the remaining portion of the liability established during second quarter was sufficient to cover estimated probable repurchase losses, and no additional provisioning was recorded. Expenses were also favorably affected by a decline in legal and professional fees largely driven by litigation matters in the prior year, as well as lower subservicing costs. These decreases were partially offset by an increase in losses from litigation and regulatory matters, provisioning for unfunded commitments, FDIC premium expense, and computer software. Losses from litigation and regulatory matters increased primarily due to a $6.6 million loss accrual related to the settlement of a litigation matter in third quarter 2012, FDIC premium expense increased due to refinement of the FDIC premium calculation in third quarter 2011, and computer software expense increased due to FHN’s continued focus on technology improvements. Generally, all other expense categories declined given FHN’s continued focus on cost reductions and efficiency throughout the organization.

The provision for loan losses was $40.0 million in 2012 compared to $32.0 million in 2011. 2012 experienced continued overall improvement in the loan portfolio which resulted in a 37 percent decline in the allowance for loan losses and a 25 percent decline in net charge-offs. In 2012, provision expense included approximately $30 million related to incremental loan loss provisioning associated with the implementation of recently issued regulatory guidance related to secured loans discharged in bankruptcy (“discharged bankruptcies”). In 2011, provision expense included approximately $36 million of net losses attributable to sales of loans, a majority of which were nonperforming.

Income from discontinued operations was $.1 million in 2012 compared to $4.8 million in 2011. In 2011, FHN recognized an after-tax gain of $5.7 million associated with the divestiture of Msaver. This gain, along with the operating results of Msaver, FHI, and Highland are reflected in Discontinued operations, net of tax on the Consolidated Condensed Statements of Income for all periods presented. The sales of FHI and Highland closed during 2011.

Return on average common equity and return on average assets for third quarter 2012 were 4.59 percent and .45 percent, respectively, compared to 5.90 percent and .62 percent in 2011. Tier 1 capital ratio was 13.15 percent as of September 30, 2012, compared to 14.44 percent on September 30, 2011. Total period-end assets increased to $25.7 billion on September 30, 2012 from $25.6 billion on September 30, 2011. Average loans increased 3 percent to $16.4 billion and average core deposits increased 1 percent to $15.3 billion in 2012. Shareholders’ equity decreased to $2.5 billion on September 30, 2012, from $2.7 billion on September 30, 2011.

BUSINESS LINE REVIEW - (Comparison of third quarter 2012 to third quarter 2011)

Regional Banking

Pre-tax income within the regional banking segment was $68.9 million during 2012, compared to $94.2 million in 2011. The decline in pre-tax income was driven by an increase in loan loss provision, lower fee income, and higher expenses, partially offset by an increase in net interest income.

Total revenue in 2012 was $214.3 million compared to $208.8 million in 2011. NII increased 7 percent or $9.7 million to $150.4 million in 2012. The increase in NII was largely attributable to an increase in commercial balances, primarily loans to mortgage companies and an increase in consumer real estate installment loans from a year ago. Regional banking recognized $4.3 million in provision expense in third quarter 2012 compared to a provision credit of $22.7 million in 2011. Provision in 2012 reflects slower rate of improvement relative to 2011 and a 12 percent increase in total loans within the bank from a year ago.

Noninterest income was $64.0 million in 2012 compared to $68.1 million in 2011. Total service charges on deposits declined 15 percent to $30.2 million from 2011 primarily driven by lower interchange income due to the Durbin Amendment which became effective in fourth quarter 2011. Non-sufficient funds (“NSF”)/Overdraft fees declined 8 percent to $13.0 million in 2012 due to a decrease in the number of checking accounts coupled with change in consumer spending behavior. 2012 included $1.2 million in gains related to the sale of bank properties.

Noninterest expense was $141.2 million in 2012 up 3 percent from the prior year. Personnel-related costs increased from a year ago in large part associated with higher pension-related costs, but were partially mitigated by headcount reductions since third quarter 2011. Nearly all other categories of expenses declined from a year ago because of FHN’s continued focus on cost reductions throughout the organization.

Capital Markets

Pre-tax income in the capital markets segment was $21.0 million in 2012 compared to $27.9 million in 2011. The decline in pre-tax income is related to a decrease in revenue which more than offset a reduction in expenses. Total revenue decreased to $85.6 million in 2012 from $105.1 million in 2011 due to a 20 percent decrease in fixed income sales revenue. Average daily revenue (“ADR”) decreased from $1.4 million in 2011 to $1.2 million in 2012. Other product revenue was $6.6 million in 2012 compared to $6.9 million in 2011. Noninterest expense was $64.6 million compared to $77.2 million in 2011, primarily related to lower variable compensation costs commensurate with lower fixed income revenues and a $4.6 million reduction in legal and professional fees primarily associated with legal matters in the prior year.

Corporate

The corporate segment reported a pre-tax loss of $19.4 million in 2012 compared to pre-tax income of $17.7 million in 2011. The primary reason for the decline was a decrease in noninterest income associated with securities gains recognized in 2011. Net interest income declined $4.2 million in 2012 primarily due to a lower-yielding securities portfolio.

Noninterest income was $7.9 million in 2012 compared to $37.9 million in 2011. The decline in noninterest income was primarily due to a $35.1 million gain on sale of Visa Class B shares in 2011, partially offset by an increase in deferred compensation income in 2012 driven by improved market conditions and $.9 million of interest on a tax refund received in 2012. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is included in personnel expense. Noninterest expense increased 15 percent to $22.0 million in 2012. Personnel costs increased reflecting higher deferred compensation expense. Additionally, in 2012 FHN recorded a $1.5 million impairment charge related to tax credit investments. 2012 also included a $1.8 million gain related to clean-up calls for first lien securitizations.

Non-Strategic

The non-strategic segment’s pre-tax loss was $36.6 million in 2012 compared to $97.3 million in 2011 due to a decrease in expenses and loan loss provisioning that more than offset a decline in revenue. The non-strategic segment also included the gain on sale and operating results of Msaver in discontinued operations due to the sale in 2011. See discussion of Discontinued Operations for additional detail.

Total revenue in 2012 was $34.5 million compared to $46.6 million in 2011 with net interest income declining to $23.6 million in 2012 from $31.2 million in the prior year. The decline in net interest income is primarily due to an 18 percent reduction in average loans from 2011 and elevated funding costs from a year ago. The provision for loan losses decreased $19.0 million to $35.7 million in 2012 due to continued stabilization and runoff of the non-strategic portfolios. In 2012, the loan loss provision included approximately $28 million associated with discharged bankruptcies which is largely attributable to second liens in the consumer real estate portfolio. In 2011, the loan loss provision included $29.8 million attributable to the sale of $188 million in unpaid principal balance (“UPB”) of nonperforming permanent mortgages.

Noninterest income (including securities gains/losses) declined to $10.8 million in 2012 from $15.4 million in 2011 primarily due to a decline in mortgage banking income. The change in mortgage banking income was attributable to a $3.0 million decrease in servicing fees and a $2.5 million decline in net hedging results, partially offset by a lower negative mortgage warehouse valuation. Servicing fees continue to decline consistent with the reduction in the size of the mortgage servicing portfolio while the decrease in net hedging results is attributable to more narrow spreads between mortgage and swap rates in 2012 relative to 2011.

Noninterest expense decreased to $35.4 million in 2012 from $89.2 million in 2011. In third quarter 2012, repurchase and foreclosure provision expense was $0 compared to $52.8 million in 2011, accounting for all of the decline in expenses from a year ago. Contract employment and outsourcing costs declined $2.9 million to $8.3 million in 2012 as FHN recognized transition costs associated with the transfer to a new loan subservicer in third quarter 2011. In 2012, FHN recorded a $6.6 million loss accrual related to a litigation settlement. Generally, most other expense categories continued to decline given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW - (Comparison of third quarter 2012 to third quarter 2011)

Total consolidated revenue decreased to $337.0 million in 2012 from $397.2 million in 2011 primarily due to a decline in securities gains and capital markets income. Total expenses decreased from $322.7 million in 2011 to $263.2 million in 2012 primarily due to no repurchase and foreclosure provision being recorded in 2012.

NET INTEREST INCOME

NII declined 2 percent to $173.5 million in 2012 from $176.3 million in 2011. Average earning assets increased 1 percent to $22.2 billion and average interest-bearing liabilities increased 1 percent to $16.8 billion in 2012. The decrease in NII is primarily attributable to lower reinvestment rates of both the loan and securities portfolios partially offset by higher loan balances and lower deposit costs.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. Table 1 details annualized yields and rates and the computation of the net interest margin for FHN. The consolidated net interest margin decreased to 3.15 percent in 2012 from 3.23 percent in 2011. The net interest spread decreased 3 basis points to 3.00 percent in 2012 from 3.03 percent in 2011 and the impact of free funding decreased to 15 basis points in 2012 from 20 basis points in 2011. The decrease in net interest margin is primarily due to declining yields on fixed rate portfolios as a result of lower reinvestment rates. A portion of the decline in margin was offset by lower deposit costs.

Table 1 - Net Interest Margin

	Three Months Ended September 30
	2012	2011
Consolidated yields and rates:
Loans, net of unearned income	4.01%	4.08%
Loans held-for-sale	3.68	5.34
Investment securities	3.04	3.67
Capital markets securities inventory	2.69	3.24
Mortgage banking trading securities	11.31	9.31
Other earning assets	0.15	0.05

Yields on earning assets	3.64	3.80

Interest-bearing core deposits	0.43	0.58
Certificates of deposit $100,000 and more	1.38	1.82
Federal funds purchased and securities sold under agreements to repurchase	0.24	0.22
Capital markets trading liabilities	1.87	2.34
Other short-term borrowings	0.14	0.32
Term borrowings	1.70	1.46

Rates paid on interest-bearing liabilities	0.64	0.77

Net interest spread	3.00	3.03
Effect of interest-free sources	0.15	0.20

Net interest margin (a)	3.15%	3.23%

(a)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation - Table 22.

FHN’s net interest margin is expected to remain flat or decline slightly from the current level in the fourth quarter of 2012 as FHN expects interest rates to remain at historically low levels which will result in continued pressure on reinvestment yields in the loan and securities portfolios.

NONINTEREST INCOME

Noninterest income was 49 percent of total revenue in 2012 compared to 56 percent in 2011 as total noninterest income decreased to $163.5 million in 2012 from $220.9 million in 2011. The decrease primarily resulted from a decline in securities gains and capital markets, deposit fee, and mortgage banking income, partially mitigated by an increase in deferred compensation income.

Capital Markets Noninterest Income

Capital markets noninterest income decreased to $80.8 million in 2012 from $99.6 million in 2011. Revenue from fixed income sales declined to $74.2 million in 2012 from $92.6 million as fixed income production levels reflected more favorable market conditions in 2011. Revenue from other products declined slightly from $6.9 million in 2011 to $6.6 million in 2012.

Table 2 - Capital Markets Noninterest Income

	Three Months Ended September 30		Percent	Nine Months Ended September 30		Percent
(Dollars in thousands)	2012	2011	Change	2012	2011	Change

Noninterest income:
Fixed income	$74,197	$92,624	(19.9)%	$240,918	$246,982	(2.5)%
Other product revenue	6,576	6,933	(5.1)%	21,511	20,553	4.7%

Total capital markets noninterest income	$80,773	$99,557	(18.9)%	$262,429	$267,535	(1.9)%

Mortgage Banking Noninterest Income

Mortgage banking income decreased to $10.4 million in 2012 from $12.8 million in 2011. Mortgage banking income is comprised of servicing income related to legacy mortgage banking operations, fees from mortgage origination activity in the regional banking footprint, and fair value adjustments to the mortgage warehouse.

Servicing income, which includes fees for servicing mortgage loans, changes due to the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. Total servicing income was $12.2 million in 2012 compared to $18.5 million in 2011. Servicing fees were $13.8 million in 2012, a $3.0 million decrease from 2011 and consistent with the mortgage servicing portfolio decline. Positive net hedging results decreased to $4.5 million in 2012 from $7.0 million in 2011 reflecting more narrow spreads between mortgage and swap rates in 2012. The negative impact attributable to runoff was $6.0 million in 2012 compared to $5.3 million in 2011.

The mortgage warehouse valuation included $3.5 million of net negative fair value adjustments in 2012 compared to $7.1 million in 2011. Origination income, which is primarily derived from origination activities in and around Tennessee, was $1.6 million in 2012, up slightly from $1.3 million in 2011. The increase was attributable to an increase in production volumes in 2012 primarily resulting from higher demand for mortgage refinances from a year ago.

Table 3 - Mortgage Banking Noninterest Income

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
	2012	2011		2012	2011

Noninterest income (thousands):
Origination income	$1,622	$1,346	20.5%	$3,750	$5,103	(26.5)%
Mortgage warehouse valuation	(3,470)	(7,084)	51.0%	(1,204)	(6,579)	81.7%
Servicing income/(expense):
Servicing fees	13,778	16,731	(17.6)%	45,964	56,806	(19.1)%
Change in MSR value - runoff	(6,049)	(5,287)	(14.4)%	(18,212)	(17,976)	(1.3)%
Net hedging results	4,486	7,033	(36.2)%	15,383	34,921	(55.9)%

Total servicing income	12,215	18,477	(33.9)%	43,135	73,751	(41.5)%
Other	6	12	(50.0)%	(2,078)	303	NM

Total mortgage banking noninterest income	$10,373	$12,751	(18.6)%	$43,603	$72,578	(39.9)%

Mortgage banking statistics (millions):
Refinance originations	$66	$40	65.0%	$145	$174	(16.7)%
Home-purchase originations	12	14	(14.3)%	30	42	(28.6)%

Mortgage loan originations	$78	$54	44.4%	$175	$216	(19.0)%

Servicing portfolio - owned (first lien mortgage loans) (a)	$17,536	$22,325	(21.5)%	$17,536	$22,325	(21.5)%

NM - not meaningful

(a)	Excludes foreclosed assets.

Deposit Fee Income

Deposit transactions and cash management fee income declined $5.3 million to $30.4 million in 2012. The decline in deposit fee income is primarily due to the negative impact on interchange income from the Durbin Amendment which became effective in fourth quarter 2011. Additionally, NSF/Overdraft fees decreased due to a lower number of checking accounts coupled with changes in consumer spending behaviors relative to a year ago.

Securities Gains/Losses

In 2011, FHN recognized $35.2 million in securities gains, primarily due to a $35.1 million gain associated with the sale of Visa Class B shares. In 2012, there were no securities gains or losses.

Other Noninterest Income

All other income and commissions increased to $26.3 million in 2012 from $21.3 million in 2011. This increase primarily reflected an increase in deferred compensation income resulting from more favorable market conditions in 2012 relative to 2011. 2012 also included $.9 million of interest associated with a tax refund and a $1.2 million gain on the sale of bank branches. These increases were partially offset by a decline in ATM interchange fees largely due to the implementation of the Durbin amendment in fourth quarter 2011. The following table provides detail regarding FHN’s other income.

Table 4 - Other Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011

Other income:
Bankcard income	$5,298	$5,258	$16,618	$15,129
Bank owned life insurance	4,293	5,116	13,724	14,851
Other service charges	3,263	2,969	9,768	8,641
ATM interchange fees	2,579	3,709	7,804	11,035
Deferred compensation	1,966	(2,093)	4,065	(893)
Electronic banking fees	1,589	1,609	4,927	4,679
Letter of credit fees	1,072	1,407	3,966	5,052
Gains on extinguishment of debt	—	—	—	5,761
Other	6,280	3,340	16,535	15,066

Total	$26,340	$21,315	$77,407	$79,321

Certain previously reported amounts have been reclassified to agree with current presentation.

NONINTEREST EXPENSE

Total noninterest expense in 2012 decreased to $263.2 million from $322.7 million in 2011. The decrease was primarily the result of no repurchase and foreclosure provision being recorded in third quarter 2012.

In second quarter 2012, FHN revised its estimate of repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie. (See the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 9 - Contingencies and Other Disclosures for additional details.) In third quarter 2012, an analysis of the repurchase liability was performed which concluded that the remaining portion of the liability established during second quarter was sufficient to cover estimated probable repurchase losses, and no additional provisioning was recorded. Repurchase and foreclosure provision expense was $52.8 million in 2011. Nearly all expense categories remained flat or declined in 2012 except for All other expense, FDIC premium expense, and Computer software expense. FDIC premium expense increased $1.6 million in 2012 primarily due an adjustment in 2011 related to a refinement of the FDIC premium calculation methodology first implemented in second quarter 2011 and Computer software expense increased $1.6 million in 2012 due to continued focus on investments in technology.

Legal and professional fees decreased $5.8 million to $12.3 million in 2012 primarily driven by a reduction in costs related to litigation matters and professional fees associated with consulting projects from a year ago. Contract employment expense declined $4.2 million to $10.2 million in 2012 primarily due to the recognition of one-time transition costs in the prior year in connection with the transition of servicing to a new mortgage subservicer. Expenses associated with foreclosed assets declined $1.7 million to $3.0 million in 2012 due to the decline in negative valuation adjustments and lower property preservation costs consistent with the decline in balance of foreclosed real estate. Expenses related to operations services and occupancy declined in 2012 as a result of continued cost reductions throughout the organization and wind-down of non-strategic businesses.

Employee compensation, incentives, and benefits (personnel expense), generally the largest component of noninterest expense, were relatively flat at $154.0 million. A decrease in variable compensation associated with lower fixed income sales revenue was offset by a $6.1 million increase in pension-related costs and a $4.9 million increase in deferred compensation expense. It is expected that in 2013, pension costs should decline relative to 2012 due to the upcoming freeze of the pension plan as the amortization term for actuarial gains and losses will change from the estimated average remaining service period of active employees to the estimated average remaining life expectancy of the remaining participants effective January 1, 2013.

All other expenses increased to $30.0 million in 2012 from $23.9 million in 2011 primarily due to a $6.6 million loss accrual related to a litigation settlement and a $3.4 million increase in provisioning for unfunded commitments. In 2012, FHN recognized a $1.5 million impairment charge related to tax credit investments. These increases were partially offset by a $1.8 million positive adjustment to franchise taxes and a $1.8 million gain on clean-up calls for first lien securitizations. Nearly all other expense categories decreased in 2012 due to continued focus on cost reductions throughout the organization. The following table provides detail regarding FHN’s other expense.

Table 5 - Other Expense

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011

Other expense:
Losses from litigation and regulatory matters	$6,760	$—	$29,013	$40,585
Tax credit investments	5,635	4,712	14,457	14,382
Advertising and public relations	4,121	4,571	11,524	11,919
Travel and entertainment	2,009	2,075	6,308	5,982
Other insurance and taxes	1,327	3,352	7,656	10,326
Employee training and dues	1,032	1,009	3,354	3,598
Customer relations	1,027	1,185	3,230	3,607
Supplies	881	1,092	2,731	2,847
Bank examination costs	816	1,138	2,415	3,373
Loan insurance expense	578	744	1,803	2,231
Federal services fees	323	338	972	1,093
Other	5,478	3,706	25,108	26,302

Total	$29,987	$23,922	$108,571	$126,245

Certain previously reported amounts have been reclassified to agree with current presentation.

INCOME TAXES

The effective tax rate for third quarter 2012 was 16 percent compared to 20 percent in 2011. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. In 2012 and 2011, there were several items which positively affected the effective tax rate. Tax credits reduced tax expense by $4.5 million and $5.9 million and non-taxable gains resulting from the increase in the cash surrender value of life insurance reduced tax expense by $2.0 million and $1.4 million in 2012 and 2011, respectively.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2012, FHN’s net DTA was approximately $250 million compared with $149 million at September 30, 2011.

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

As of September 30, 2012, FHN has federal income tax credit carryforwards and state income tax NOL carryforwards, which will expire in varying amounts between 2029 and 2032. FHN believes that is more likely than not that a portion of the benefit of certain state NOL carryforwards will not be realized. In recognition of this risk, a valuation allowance of $8.0 million has been provided on the gross DTAs relating to these state NOL carryforwards. FHN forecasts substantially more taxable income in the carryforward period than needed to support the temporary differences and credits included in the remaining net deferred tax asset, which includes a benefit of $110.3 million in federal income tax credit carryforwards and federal net operating loss carryforwards and $17.1 million in state income tax loss carryforwards. FHN believes that it will realize the benefit from the temporary differences and federal credit carryforward in the remaining DTA within a significantly shorter period of time than the twenty-year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the approximate $250 million net DTA is more likely than not. In the event FHN is able to determine that the deferred income tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

DISCONTINUED OPERATIONS

The results of operations, net of tax, for Msaver, FHI, and Highland are classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented. Income from discontinued operations was $.1 million in 2012 compared to $4.8 million in 2011. Income from discontinued operations in 2011 included a $5.7 million after-tax gain on the sale of Msaver.

STATEMENT OF CONDITION REVIEW - (Comparison of third quarter 2012 to third quarter 2011)

Total period-end assets were $25.7 billion on September 30, 2012, compared to $25.6 billion on September 30, 2011. Average assets increased to $25.1 billion in 2012 from $24.8 billion in 2011. These changes in average balances reflected an increase in average loan balances coupled with a reduction in the allowance for loan losses, partially offset by a decline in average investment securities and other earning assets.

EARNING ASSETS

Earning assets consist of loans, loans held-for-sale (“HFS”), investment securities, and other earning assets. Earning assets averaged $22.2 billion and $22.0 billion in 2012 and 2011, respectively. A more detailed discussion of the major line items follows.

Loans

Period-end loans increased 2 percent to $16.5 billion in 2012 from 2011 as loan growth within the bank outpaced the continued run-off of the non-strategic portfolios. Average loans increased to $16.4 billion in 2012 compared to $16.0 billion in 2011.

Table 6 - Average Loans

	Three Months Ended September 30
(Dollars in millions)	2012	Percent of Total	Percent Change	2011	Percent of Total
Commercial:
Commercial, financial, and industrial	$8,237.9	50%	14.7 +	$7,181.0	45%
Commercial real estate:
Income CRE	1,192.9	7	8.8 -	1,308.1	8
Residential CRE	79.1	—	53.2 -	169.0	1

Total commercial	9,509.9	57	9.8 +	8,658.1	54

Retail:
Consumer real estate	5,381.6	33	0.6 +	5,346.9	34
Permanent mortgage	789.6	5	19.9 -	985.4	6
Credit card, OTC and other	277.2	2	5.3 -	292.8	2
Restricted real estate loans and secured borrowings (a)	454.0	3	33.4 -	681.5	4

Total retail	6,902.4	43	5.5 -	7,306.6	46

Total loans, net of unearned	$16,412.3	100%	2.8 +	$15,964.7	100%

(a)	2012 includes $438.0 million of Consumer Real Estate loans and $15.9 million of Permanent Mortgage loans.

C&I loans are the largest component of the commercial portfolio comprising 87 percent of total commercial loans in 2012 compared to 83 percent in 2011. The increase in average C&I loans was primarily driven by growth in loans to mortgage companies and corporate lending. Commercial real estate loans declined $.2 billion in 2012 to $1.3 billion as the commercial real estate market remains soft and the non-strategic components continue to wind down.

Total retail loans declined 6 percent, or $404.2 million, to $6.9 billion in 2012. The permanent mortgage portfolio declined $195.8 million to $789.6 million in 2012 as the effect of the NPL loan sale in third quarter 2011 and runoff were partially mitigated by loans added to this portfolio due to the exercise of clean-up calls related to securitization trusts in third quarter 2012. The consumer real estate portfolio (home equity lines and installment loans) increased $34.7 million, to $5.4 billion as growth in real estate installment loans due to new originations within the regional banking footprint and the reclassification of previously restricted loans as a result of cleanup calls related to securitization trusts in first quarter 2012 outpaced the continued wind-down of portfolios within the non-strategic segment. Restricted real estate loans and secured borrowings include loans consolidated due to the adoption of amendments to ASC 810 and securitized loans that did not qualify for sale treatment. This portfolio segment declined $227.5 million since third quarter 2011 due to natural runoff and cleanup calls related to 3 of the home equity lines (“HELOC”) securitization trusts resulting in deconsolidation of the trusts in late first quarter 2012. The loans were then reclassified from the “restricted” line item to the consumer real estate line.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Average investment securities decreased 3 percent and averaged $3.2 billion in 2012, representing 14 percent of earning assets. Investment securities averaged $3.3 billion in 2011 and represented 15 percent of earning assets. Average investment securities declined as maturities and sales more than offset investment securities purchases since third quarter 2011. The amount of securities purchased for the investment portfolio is largely driven by the desire to maximize yield on excess liquidity in this historically low interest rate environment. See Note 3 - Investment Securities for additional detail.

Loans Held-for-Sale (“HFS”)

Loans HFS consists of the mortgage warehouse (primarily repurchased loans), student, small business, and home equity loans. The average balance of loans HFS increased $29.5 million from 2011 and averaged $413.6 million in 2012. The increase in average loans was primarily attributable to a larger mortgage warehouse. The mortgage warehouse, which consists of mortgage loans repurchased pursuant to requests from investors (primarily GSEs), mortgage loans remaining from the legacy mortgage banking business, and loans originated within the regional banking footprint awaiting transfer to the secondary market, averaged $347.2 million in 2012 compared to $308.3 million in 2011, and comprised 84 percent of loans HFS in 2012.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.2 billion in 2012 compared to $2.3 billion in 2011. The decrease is primarily attributable to a decline in securities purchased under agreements to resell and capital markets trading inventory. Fluctuations are typically driven by expectation for customer demand.

Core Deposits

Average core deposits increased 1 percent, or $107.4 million from 2011, to $15.3 billion in 2012. The increase in core deposits reflected growth due to the sustained low interest rate environment as deposit rates remain competitive with other comparable investment products combined with the attractiveness of FDIC coverage on deposits. Some of this growth was diminished as a result of the transfer of escrow balances in conjunction with the transition of the mortgage servicing portfolio to the new subservicer in third quarter 2011. In fourth quarter 2011, FHN transferred $174.3 million in certain deposits associated with the sale of Msaver which were included in Non-interest bearing deposits on the Consolidated Condensed Statements of Condition.

Short-Term Funds

Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $3.9 billion during 2012, a 12 percent increase from $3.5 billion in 2011. Average FFP, which currently is composed primarily of funds from correspondent banks and securities sold under repurchase agreements was $1.4 billion in 2012 compared to $1.5 billion in 2011. FFP fluctuates depending on the amount of excess funding of correspondents and also the impact of FHN’s excess Fed deposits. The average balance of securities sold under agreements to repurchase declined $160.0 million to $388.2 million in 2012 given the low rates currently paid on these products combined with the ability to receive FDIC insurance coverage on business checking accounts. Certificates of deposit (“CD’s”) greater than $100,000 increased $63.3 million to $570.4 million in 2012 primarily due to new bookings of jumbo public fund CDs, partially offset by a decline in corporate CDs. Other short-term borrowings averaged $967.3 million in 2012 compared to $284.2 million in 2011 due to increased Federal Home Loan Bank (“FHLB”) borrowings as result of deposit fluctuations and an increase in loans to mortgage companies. On average, short-term purchased funds accounted for 18 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2012 compared to 17 percent in 2011.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Average term borrowings decreased 9 percent, or $211.9 million, and averaged $2.3 billion in 2012. The decrease in average term-borrowings primarily relates to a decline in borrowings secured by residential real estate loans from runoff and the exercise of cleanup calls resulting in the collapse of securitization trusts and payoff of the associated term borrowings.

FINANCIAL SUMMARY - (Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011)

During the first nine months of 2012, FHN reported net loss available to common shareholders of $68.4 million or $.27 loss per diluted share compared to net income of $96.3 million or $.37 earnings per diluted share in 2011. The decline in 2012 results was driven by an increase in expenses and provision for loan losses coupled with a decline in revenue. For the nine months ended September 30, 2012, return on average common equity was negative 3.92 percent and return on average assets was negative .32 percent. Return on average common equity and return on average assets were 5.34 percent and .57 percent, respectively, for the nine months ended September 30, 2011.

Through September 30, 2012, total revenue was $1.0 billion, a 7 percent decrease from $1.1 billion in 2011. NII decreased $3.9 million. An increase in NII attributable to higher commercial loan balances was more than offset by the impact of runoff of the non-strategic portfolios. Additionally, a lower-yielding investment securities portfolio negatively affected NII, but was partially offset by lower deposit costs. The provision for loan losses was $63.0 million in 2012 compared to $34.0 million in 2011. 2012 reflects continued overall improvement in the loan portfolio which resulted in a 37 percent decline in the allowance for loan losses and a 34 percent decline in net charge-offs. Provision expense in 2012 included approximately $30 million of incremental loan loss provisioning associated with the implementation of recently issued regulatory guidance. Provision expense in 2011 included approximately $36 million of losses associated with loan sales. Average loan levels increased 1 percent to $16.1 billion and average core deposits increased 4 percent to $15.5 billion in 2012.

Noninterest income in 2012 was $524.9 million compared to $604.8 million in 2011. The decline in noninterest income was primarily driven by a decrease in securities gains, mortgage banking, deposit fee, and capital markets income. Capital markets noninterest income decreased 2 percent from $267.5 million in 2011 to $262.4 million in 2012, the result of less favorable market conditions in 2012 relative to 2011.

Mortgage banking income was $43.6 million and $72.6 million for the nine months ended September 30, 2012 and 2011, respectively. Servicing fees declined $10.8 million or 19 percent to $46.0 million in 2012 consistent with the decline in the servicing portfolio. Positive net hedge results were $15.4 million and $34.9 million in 2012 and 2011, respectively, reflecting more narrow spreads between mortgage and swap rates in 2011. The negative impact attributable to runoff increased slightly to $18.2 million in 2012. Origination income in 2012 was $3.8 million compared to $5.1 million in 2011, due to a decline in both refinance and home-purchase originations from a year ago correlated with a reduction in sales force. Unhedged fair value adjustments of the remaining mortgage warehouse were negative $1.2 million and $6.6 million in 2012 and 2011, respectively. 2012 also included a $2.3 million negative adjustment as a result of contingencies related to prior servicing sales.

Deposit transactions and cash management fee income decreased 13 percent in 2012 to $89.2 million primarily driven by reduced interchange income due to the Durbin Amendment which became effective in fourth quarter 2011. Noninterest income in 2012 included a $5.1 million gain on the sale of a venture capital investment. Noninterest income in 2011 included a $35.1 million gain on the sale of Visa Class B shares. All other noninterest income and commissions was $77.4 million in 2012 compared to $79.3 million in 2011. The decline in other noninterest income and commissions is primarily associated with a $5.8 million gain related to the extinguishment of debt recognized in 2011 and a $3.2 million reduction in ATM interchange fee income in 2012 largely due to the Durbin Amendment. These were partially offset by a $5.0 million increase in deferred compensation income driven by market conditions in 2012. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is reflected in personnel expense.

Total noninterest expense increased $131.4 million in 2012 to $1.1 billion due in large part to a significant increase in the repurchase and foreclosure provision. The repurchase and foreclosure provision was $299.3 million in 2012 compared to $114.6 million in 2011. The increase in 2012 expense reflects a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie. For additional information refer to the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual obligations section of MD&A and Note 9 - Contingencies and Other Disclosures.

Personnel costs increased to $479.0 million in 2012 from $461.2 million in 2011, primarily due to a $17.0 million increase in pension related costs and a $6.2 million increase in deferred compensation, partially offset by an $8.0 million decrease in severance related expenses. Computer software increased $4.5 million in 2012 as the company continues to focus on technology-related investments. Additionally, contract employment and outsourcing expenses increased $2.8 million to $32.1 million as result of elevated subservicing costs since the transfer of servicing to a new mortgage servicer in third quarter 2011.

Noninterest expense was favorably impacted by a $30.2 million reduction in legal and professional fees in 2012 largely driven by legal fees associated with litigation matters in the prior year. Expenses associated with foreclosed assets were $9.0 million in 2012, down from $17.3 million in 2011 due to the decline in negative valuation adjustments and lower property preservation costs consistent with the decline in the balance of foreclosed real estate. Expenses associated with operations services, occupancy, and communications and courier declined in 2012 as a result of continued cost reductions throughout the organization and wind-down of non-strategic businesses. FDIC premium expense decreased $2.1 million due in part to the FDIC’s change in premium expense calculation in second quarter 2011.

Other noninterest expense declined $17.7 million in 2012 to $108.6 million. The decline was primarily due to an $11.6 million decrease in losses from litigation and regulatory matters and a $2.7 million reduction in insurance and other taxes largely driven by a $1.8 million favorable adjustment to franchise taxes recorded in 2012. The 2012 expense included $2.8 million related to the write-off of unrecoverable servicing advances, a $2.7 million increase in the provision for unfunded commitments, and a $1.5 million impairment charge related to tax credit investments, partially offset by a $1.8 million gain related to clean-up calls for first lien securitizations. The 2011 expense included a $9.0 million charge related to the cancelation of a technology services contract and a $3.3 million reversal of Visa contingent liability for legal matters. Generally, all other expense categories were relatively flat or declined in 2012 given FHN’s continued focus on cost reductions and efficiency throughout the organization.

DISCONTINUED OPERATIONS

The results of operations, net of tax, for Msaver, FHI, and Highland are classified as discontinued operations on the Consolidated Condensed Statements of Income for all periods presented. In 2012, Income from discontinued operations was $.2 million compared to $9.4 million in 2011. The favorable impact on results from discontinued operations in 2011 was primarily the result of $4.2 million net after-tax gains on the sales of FHI and Highland and $5.7 million after-tax gain on the sale of Msaver. Discontinued operations in 2011 also included a $10.1 million goodwill impairment associated with FHI which was more than offset by $11.1 million of associated tax benefits.

BUSINESS LINE REVIEW - (Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011)

Regional Banking

Pre-tax income within the regional banking segment was $207.8 million during 2012, compared to $234.4 million in 2011. The decline in pre-tax income was driven by an increase in the loan loss provision and a decline in fee income, partially offset an increase in net interest income (“NII”) and lower expenses.

Total revenue in 2012 was $633.6 million compared to $614.0 million in 2011. NII increased to $444.9 million in 2012 from $411.7 million in 2011. The increase in NII was largely attributable to an increase in commercial balances, primarily loans to mortgage companies and an increase in consumer real estate installment loans from a year ago. Improved deposit pricing favorably affected funding costs and NII relative to 2011. Regional banking recognized provision expense of $1.7 million in 2012 compared to a provision credit of $48.9 million in 2011. Provision in 2012 reflects a slower rate of improvement relative to 2011 and loan growth within the bank since last year.

Noninterest income declined 7 percent or $13.6 million to $188.7 million in 2012. Total service charges on deposits declined 13 percent to $88.9 million and ATM interchange fees declined 29 percent to $7.8 million from 2011 primarily driven by lower interchange income due to the Durbin Amendment which became effective in fourth quarter 2011. 2012 included $3.0 million in gains on the sales of bank branches.

Noninterest expense was $424.0 million in 2012 compared to $428.5 million in 2011. Personnel costs were negatively affected in 2012 by higher pension-related costs, but was nearly offset by the impact of headcount reductions from a year ago. Nearly all other categories of expenses declined from a year ago because of FHN’s continued focus on cost reductions throughout the organization.

Capital Markets

Pre-tax income in the capital markets segment increased from $30.0 million in 2011 to $72.8 million in 2012, due to a reduction in expenses which more than offset a decline in fixed income sales revenue. Total revenue in 2012 decreased 2 percent to $278.6 million from $284.1 million in 2011 as fixed income sales revenue was $240.9 million in 2012 compared to $247.0 million in 2011 reflecting more favorable market conditions in 2011. Other product revenue increased to $21.6 million from $20.5 million in 2011. Noninterest expense was $205.8 million and $254.1 million in 2012 and 2011, respectively. A $5.1 million increase in personnel costs is primarily due to a higher rate of variable compensation costs. Legal and professional fees decreased $16.9 million to $2.2 million from 2011 as the prior year included costs associated with a litigation matter that was settled in third quarter 2011. 2011 also included a $36.7 million loss accrual related to the litigation settlement.

Corporate

The pre-tax loss for the corporate segment increased to $59.0 million in 2012 from $18.6 million in 2011. Net interest income declined in 2012 primarily due to a lower-yielding securities portfolio.

Noninterest income declined 65 percent to $21.0 million in 2012. The decline in noninterest income was primarily due to a $35.1 million gain associated with the sale of Visa Class B shares in third quarter 2011. Additionally, gains of $5.8 million associated with the extinguishment of debt and $3.4 million of interest income associated with a tax refund were recognized in the prior year. These decreases, were partially offset by a $5.0 million increase in deferred compensation income due to improved market conditions in 2012 relative to 2011.

Noninterest expense decreased to $64.7 million in 2012 from $75.9 million in 2011. Personnel costs in 2012 increased slightly, as lower severance costs related to restructuring activities were more than offset by an increase in deferred compensation expense. Expenses in 2012 included a $1.5 million impairment charge related to tax credit investments, offset by a $1.8 million gain related to clean-up calls for first lien securitizations. Expenses in 2011 included a $9.0 million charge related to the termination of a technology related services contract, as well as a $3.3 million reversal of the contingent liability previously established for certain Visa legal matters.

Non-Strategic

The non-strategic segment’s pre-tax loss was $354.0 million in 2012 compared to $133.9 million in 2011 due to an increase in expenses combined with a decline in revenue, partially offset by a reduction in provision. The non-strategic segment also included the gains on sales and operating result of Msaver, FHI, and Highland in discontinued operations. See the discussion of Discontinued Operations for additional detail.

Total revenue in 2012 was $125.1 million compared to $171.4 million in 2011 with net interest income declining to $72.5 million in 2012 from $95.8 million in the prior year. The decline in net interest income was primarily due to a 19 percent reduction in average loans from 2011. The provision for loan losses decreased $21.5 million in 2012 to $61.3 million due to stabilization and runoff of the non-strategic portfolios. Provision expense in 2012 included approximately $30 million associated with the impact of regulatory guidance related to discharged bankruptcies. Provision expense in 2011 included approximately $30 million in net losses attributable to sales of loans, a majority of which were nonperforming.

Noninterest income (including securities gains/losses) declined 30 percent to $52.6 million in 2012 as lower mortgage banking income more than offset a $5.1 million gain on the sale of a venture capital investment and a $2.3 million gain associated with the settlement of a legal matter. The change in mortgage banking income was attributable to a $19.5 million decrease in net hedging results and a $10.8 million decline in servicing fees which were partially mitigated by lower negative valuation adjustments to the remaining mortgage warehouse in 2012. In 2012, negative valuation adjustments to the mortgage warehouse were $1.2 million compared to $6.6 million in the prior year reflecting slower pace of rate decline in 2012 compared to the prior year.

Noninterest expense was $417.9 million in 2012 compared to $222.4 million in 2011. Noninterest expense increased primarily due to a $184.7 million increase in the repurchase and foreclosure provision due to a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie. 2012 included $28.7 million of loss accruals related to legal matters and a $2.8 million charge related to unrecoverable servicing advances. Additionally, contract employment and outsourcing costs increased $5.4 million to $26.1 million in 2012 as FHN recognized elevated subservicing fees since the transfer to a new loan subservicer in third quarter 2011. These increases were partially offset by a $5.2 million decline in losses on foreclosed property. Generally, most other expense categories continued to decline given the continued wind-down of the legacy businesses.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

FHN continues to refine its business mix in order to focus on higher-return core businesses and explore opportunities to reduce operating costs. The net charge from restructuring, repositioning, and efficiency activities was $2.6 million in third quarter 2012 compared to a net positive impact of $6.9 million in 2011. For the nine months ended September 30, 2012 and 2011, the net charges were $6.2 million and $22.8 million, respectively. Significant charges recognized for the nine months ended September 30, 2012 include $4.8 million of severance related costs related to efficiency initiatives throughout the organization and a $2.3 million negative adjustment related to prior servicing sales. Significant amounts recognized during 2011 were primarily associated with the sale of Msaver which resulted in a $9.4 million pre-tax gain in third quarter, the sale of FHI which resulted in a $.8 million pre-tax gain on sale in second quarter 2011, and a $10.1 million goodwill impairment in first quarter 2011. Severance related costs were $12.9 million for the nine months ended September 30, 2011 and primarily relate to efficiency initiatives throughout the organization and divestitures. Additionally in second quarter 2011, FHN recognized a $9.0 million charge related to the termination of a technology services contract. In October 2012, FHN announced a voluntary severance program. As of the time of this filing, FHN believes that restructuring charges for fourth quarter 2012 should range from $20.0 million to $25.0 million. These charges are largely driven by expected severance costs as a result of the voluntary severance program.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and nine months ended September 30, 2012 and 2011 are presented in the following table based on the income statement line item affected:

Table 7 - Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
Noninterest income:
Mortgage banking	$—	$—	$(2,287)	$—
Gain on divestiture	—	—	200	—
All other income and commissions	—	1,200	—	1,200

Total noninterest income/(loss)	—	1,200	(2,087)	1,200

Noninterest expense:
Employee compensation, incentives, and benefits	2,730	2,128	4,769	11,892
Occupancy	41	1,031	(134)	1,885
Legal and professional fees	—	—	15	—
All other expense	—	74	17	9,113

Total noninterest expense	2,771	3,233	4,667	22,890

Loss before income taxes	(2,771)	(2,033)	(6,754)	(21,690)
Income/(loss) from discontinued operations	180	8,951	569	(1,122)

Net impact resulting from restructuring, repositioning, and efficiency initiatives	$(2,591)	$6,918	$(6,185)	$(22,812)

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average and period-end equity were $2.5 billion in 2012 and $2.7 billion in 2011. In fourth quarter 2011, FHN launched a share repurchase program which enables FHN to repurchase up to $100 million of its common stock in the open market or in privately negotiated transactions, subject to market conditions. In second quarter 2012 this program was expanded to $200 million. Since the program’s inception in fourth quarter 2011, FHN has repurchased $140.5 million of common shares under the share repurchase program. The decline in equity is largely driven by the repurchase of shares under the share repurchase program, coupled with the effect of the net loss in second quarter 2012, which outpaced net income in 2011 and first and third quarters 2012.

The following table provides a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to Tier 1 and Total Regulatory Capital and certain selected capital ratios:

Table 8 - Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2012	September 30, 2011	December 31, 2011
Shareholder’s equity	$2,236,723	$2,448,065	$2,389,472
Regulatory adjustments:
Goodwill and other intangibles	(131,850)	(140,204)	(138,507)
Net unrealized (gains)/losses on AFS securities	(63,923)	(79,358)	(67,069)
Minimum pension liability	180,607	162,910	197,225
Noncontrolling interest - FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	200,000	200,000
Disallowed servicing assets	(8,192)	(10,634)	(9,854)
Disallowed deferred tax assets	(66,355)	—	(15,168)
Other	(434)	(482)	(463)

Tier 1 capital	$2,641,392	$2,875,113	$2,850,452
Tier 2 capital	570,429	751,227	751,819

Total regulatory capital	$3,211,821	$3,626,340	$3,602,271

	September 30, 2012		September 30, 2011		December 31, 2011
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	13.15%	$2,641,392	14.44%	$2,875,113	14.23%	$2,850,452
First Tennessee Bank National Association (a)	15.46	3,080,650	16.77	3,303,822	16.37	3,247,268
Total
First Horizon National Corporation	15.99	3,211,821	18.21	3,626,340	17.99	3,602,271
First Tennessee Bank National Association (a)	18.31	3,649,130	20.47	4,032,387	20.05	3,976,672
Tier 1 Common (b)
First Horizon National Corporation	10.69	2,146,576	11.95	2,380,297	11.76	2,355,636

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 14.67 percent and 16.62 percent, respectively, at September 30, 2012.
(b)	Refer to the Non-GAAP to GAAP Reconciliation - Table 22.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of September 30, 2012, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Through the remainder of 2012, capital ratios are expected to remain strong and significantly above current well-capitalized standards despite the expectation of a difficult operating environment. Refer to the discussion of proposed rules that will impact capital ratios for the industry in the Market Uncertainties and Prospective Trends section of MD&A.

Pursuant to board authority, FHN may repurchase shares from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. The following tables provide information related to securities repurchased by FHN during third quarter 2012:

Table 9 - Issuer Purchases of Equity Securities Compensation Plan-Related Repurchase Authority:

(Volume in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2012
July 1 to July 31	*	$8.52	*	34,066
August 1 to August 31	1	8.38	1	34,065
September 1 to September 30	N/A	N/A	N/A	34,065

Total	1	$8.43	1

N/A - Not applicable

*	Amount is less than one.

Compensation Plan Programs:

•

A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment announced on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On September 30, 2012, the maximum number of shares that may yet be purchased under the program was 34.1 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority for the remainder of 2012.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2012
July 1 to July 31	275	$7.92	275	$72,286
August 1 to August 31	N/A	N/A	N/A	$72,286
September 1 to September 30	1,327	9.62	1,327	$59,520

Total	1,602	$9.33	1,602

N/A - Not Applicable

(a)	Represents total costs including commissions paid. Average price paid per share for the quarter was $9.31 excluding commissions.

Other Programs:

•

On October 17, 2011, FHN announced a $100 million share purchase authority that would expire on August 31, 2012. In April 2012, FHN announced that this share purchase authority had been increased from $100 million to $200 million and the expiration had been extended to January 31, 2013. As of September 30, 2012, $140.5 million in purchases had been made under this authority at an average price per share of $8.41; $8.38 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY (Trend Analysis of third quarter 2012 compared to third quarter 2011)

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

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in FHN’s 2011 Annual Report in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 28 and continuing to page 34. There were no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings in third quarter 2012.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $8.5 billion on September 30, 2012, and is comprised of loans used for general business purposes, diversified by industry type, and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The following table provides the composition of the C&I portfolio by industry as of September 30, 2012 and 2011. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10 - C&I Loan Portfolio by Industry

	September 30, 2012		September 30, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$1,636,683	19%	$1,066,488	14%
Finance & insurance	1,572,599	19%	1,573,568	20%
Wholesale trade	681,523	8%	666,768	9%
Manufacturing	662,775	8%	589,540	8%
Healthcare	624,967	7%	602,394	8%
Retail trade	488,242	6%	468,561	6%
Real estate rental & leasing (a)	435,299	5%	421,823	5%
Other (transportation, education, arts, entertainment, etc) (b)	2,364,362	28%	2,316,607	30%

Total C&I loan portfolio	$8,466,450	100%	$7,705,749	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 4 percent.

Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Refer to Table 10 for detail of the C&I loan portfolio by industry. As of September 30, 2012, balances of loans to mortgage companies were 19 percent of the C&I portfolio. This portfolio class, which generally fluctuates with mortgage rates, includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates resulting in increased borrower finance volumes. Finance and insurance, the other large component represents 19 percent of the C&I portfolio. The finance and insurance component includes approximately $593.8 million of asset-based lending to consumer financing companies, and trust preferred and bank-related loans which are discussed below.

Trust Preferred & Bank-Related Loans

The finance and insurance component of the C&I portfolio, which includes bank-related loans and TRUPs (i.e., long term unsecured loans to bank and insurance-related businesses), has been stressed but has seen the borrowers stabilize as there have been upgrades within the TRUPs and bank stock portfolio.

TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of September 30, 2012, 7 TRUPs relationships have elected interest deferral down from 11 in 2011. The risk of individual trust preferred loan default is somewhat mitigated by diversification within the trust preferred loan portfolio. The average size of a trust preferred loan is approximately $9 million.

As of September 30, 2012, the UPB of trust preferred loans totaled $446.0 million ($289.8 million of bank TRUPs and $156.2 million of insurance TRUPs) with the UPB of other bank-related loans totaling approximately $141.1 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPs of $34.2 million, total reserves (ALLL plus the LOCOM) for TRUPs and other bank-related loans were $58.4 million or 10 percent of outstanding UPB.

C&I Asset Quality Trends

In third quarter 2012, performance of the C&I portfolio continued to improve in 2012 and commercial borrowers continue to adapt to the current operating environment. The ALLL declined $75.7 million to $106.5 million as of September 30, 2012. The allowance as a percentage of period-end loans declined to 1.26 percent in 2012 from 2.37 percent in 2011. The decline was related to lower ALLL and increase in loans to mortgage companies balances in 2012. Annualized net charge-offs as a percentage of average loans decreased to 0.25 percent from 0.70 percent. Nonperforming C&I loans, which peaked in third quarter 2010, decreased $49.9 million to $150.6 million on September 30, 2012. The nonperforming loan (“NPL”) ratio decreased to 1.78 percent in 2012 from 2.60 percent in 2011.

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

Income CRE

The income CRE portfolio was $1.2 billion on September 30, 2012. Subcategories of income CRE consist of retail (27 percent), apartments (20 percent), office (17 percent), industrial (14 percent), hospitality (8 percent), land/land development (6 percent), and other (8 percent). A substantial portion of the income CRE portfolio was originated through and continues to be managed by the regional bank. The income CRE portfolio showed improvement as property stabilization and strong sponsors have positively affected performance. FHN does not capitalize interest or fund interest on distressed properties.

Income CRE Asset Quality Trends

Performance of income CRE loans improved in third quarter 2012 as market conditions improved and sponsors and guarantors provided additional financial support to borrowers as needed. Allowance as a percentage of loans decreased to 1.94 percent in 2012 from 3.67 percent in 2011. Outstanding balances declined 10 percent from third quarter 2011 and the level of allowance declined $24.7 million from 2011 to $22.5 million in third quarter 2012. Net charge-offs declined to $2.4 million in 2012 from $4.6 million in 2011. The level of nonperforming loans decreased 42 percent to $46.9 million as of September 30, 2012, or 4.04 percent of total income CRE loans.

Residential CRE

The residential CRE portfolio was $69.0 million on September 30, 2012. Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle.

The wind-down of the non-strategic portion of this portfolio combined with the limited amount of new originations within the regional banking footprint directly impacts the amount of net charge-offs and nonperforming loans and the level of the allowance. Balances of residential CRE loans declined 51 percent from a year ago. The ALLL declined $13.1 million to $4.8 million as of September 30, 2012 and nonperforming loans decreased $38.1 million to $16.9 million as of September 30, 2012 from September 30, 2011. The ALLL to loans ratio and the nonperforming loans ratio remained elevated at 7.00 percent and 24.46 percent, respectively, but declined compared to September 30, 2011, due to a large relationship that returned to accrual status in third quarter 2012. These metrics will remain skewed until the portfolio entirely winds down or until FHN actively originates this product and balances noticeably increase.

RETAIL LOAN PORTFOLIOS

Impact of 2012 regulatory guidance

The regulatory guidance issued in first quarter 2012, related to performing second liens that were behind first liens with performance issues. These second liens were placed on nonaccrual status if the associated first lien was either 90 days or more delinquent, in foreclosure, or modified as a TDR.

In third quarter 2012, the consumer portfolios, primarily consumer real estate, were affected by recently issued regulatory guidance related to secured loans discharged in bankruptcy (“discharged bankruptcies”), when the loan has not been reaffirmed by the borrower. Such loans were charged down to their estimated collateral value less disposition costs (net realizable value) and the remaining balances were reported as nonperforming loans (“NPLs”) and troubled debt restructurings (“TDRs”). This guidance applies regardless of the payment status of the loans. As of September 30, 2012, 80 percent of these loans that were placed on nonperforming were current. With the implementation of this guidance, provision expense increased by approximately $30 million and net charge-offs increased by $40.0 million in third quarter 2012. The increase in consumer NPLs and TDRs is also associated with implementation of the recently issued regulatory guidance. The incremental impacts to nonperforming loan and TDR levels cannot be directly linked as certain of the discharged bankruptcies in which charge-offs were recognized were either already reported as nonaccrual loans or TDRs, neither, or both in prior periods for other reasons.

Consumer Real Estate

The consumer real estate portfolio was $5.3 billion on September 30, 2012, and is primarily composed of home equity lines and installment loans. Including restricted and secured balances (loans consolidated per amendments to ASC 810 and on-balance sheet securitizations) the largest geographical concentrations of balances as of September 30, 2012, are in Tennessee (47 percent) and California (12 percent) with no other state representing greater than 3 percent of the portfolio. At origination, approximately 42 percent of the consumer real estate and restricted and secured balances were in a first lien position. At origination, the weighted average FICO score of this portfolio was 741 and refreshed FICO scores averaged 731 as of September 30, 2012. Generally, performance of this portfolio is affected by life events, the level of unemployment and home prices when individuals have been impacted.

HELOCs comprise $3.3 billion of the consumer real estate portfolio and restricted HELOC balances. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of September 30, 2012, approximately 80 percent of FHN’s HELOCs are in the draw period. Based on when draw periods are scheduled to end per the line agreement, it is expected that $1.8 billion, or 68 percent of HELOCs currently in the draw period will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are higher than HELOCs still in the draw period because of the increased minimum payment requirement. The following table shows the HELOCs currently in the draw period that will enter the repayment period during the next 60 months.

Table 11 - HELOC Draw To Repayment Schedule

	September 30, 2012
(Dollars in thousands)	Repayment Amount	Percent
Months remaining in draw period:
0-12	$235,092	9%
13-24	283,918	11%
25-36	451,996	17%
37-48	367,704	14%
49-60	454,641	17%
>60	833,574	32%

Total	$2,626,925	100%

As of September 30, 2012, approximately $3 billion or 57 percent of the consumer real estate portfolio are stand alone second liens. FHN owns or services less than 5 percent of the first liens that are senior to these home equity second liens. Historically, FHN sold a majority of the first lien mortgage loans that it originated on a servicing-retained basis. However since that time, FHN has sold a significant portion of its first lien servicing portfolio and therefore has no first-hand visibility into the performance status of a majority of the first liens associated with second liens in the consumer real estate portfolio. FHN does not actively monitor the performance status of the first liens that are serviced by others. For FHN’s current second liens that are behind firsts that FHN either owns or services, FHN places the second lien on nonaccrual if the first lien is either 90 days or more past due, is in foreclosure, or if it has been modified and reported as a TDR. FHN’s ALLL methodology incorporates an estimation of probable incurred losses for all current second liens in the home equity portfolio that are behind first liens with performance issues. It is expected that this methodology will be enhanced in the future as FHN is currently assessing various alternatives for gaining visibility into the status of first liens in which FHN has a second lien.

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

Consumer Real Estate Asset Quality Trends

Performance of the consumer real estate portfolio improved in third quarter 2012 when compared with 2011. The ALLL declined $33.9 million to $101.3 million in 2012 driven by lower delinquencies and runoff of the higher risk non-strategic component of the portfolio. The allowance as a percentage of loans decreased 65 basis points to 1.90 percent of loans. The nonperforming loan balance was $49.6 million and $42.6 million as of September 30, 2012 and 2011, respectively. Balances of nonperforming loans as of September 30, 2012 include $15.5 million of discharged bankruptcies associated with the implementation of the regulatory guidance issued in third quarter 2012 and $4.9 million of second liens classified as NPL as a result of regulatory guidance issued in first quarter 2012. Loans delinquent 30 or more days and still accruing were 1.39 percent in third quarter 2012 compared to 1.61 percent in 2011 primarily due to enhanced collections practices, loss mitigation activities, and improved overall performance. The annualized net charge-offs ratio increased 205 basis points to 4.09 percent of average loans in 2012 due to an increase in net charge-offs from $27.5 million in third quarter 2011, to $55.3 million in 2012. $31.7 million of net charge-offs in third quarter 2012 is associated with the implementation of the recently issued regulatory guidance.

Permanent Mortgage

The permanent mortgage portfolio was $.8 billion on September 30, 2012. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. 24 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse. Overall, recent performance has been affected by strong servicing and successful modification programs.

The ALLL declined $1.2 million from 2011 to $25.0 million as of September 30, 2012, primarily due to improvement in delinquencies. Troubled debt restructuring (“TDR”) reserves comprise a significant majority of the ALLL for the permanent mortgage portfolio. Delinquencies declined $21.3 million to $22.3 million in 2012 and net charge-offs decreased $44.6 million to $2.2 million during third quarter 2012. Improvement in delinquencies is due to active servicing, loss mitigation activities and overall improved performance. Third quarter 2011, included $40.2 million of charge-offs related to the bulk sale of nonperforming loans. NPLs increased $9.3 million to $33.3 million in 2012. NPLs in 2012 include $10.1 million of discharged bankruptcies associated with the implementation of recently issued regulatory guidance. Additionally, in third quarter 2012 FHN exercised cleanup calls related to first lien securitizations resulting in the addition of mortgage loans to this portfolio, substantially all of which were performing upon exercise. The natural runoff combined with the exercise of cleanup calls resulted in a net decline in portfolio balances of $46.7 million from 2011.

Credit Card and Other

The credit card and other portfolios were $.3 billion on September 30, 2012, and primarily include credit card receivables, automobile loans, and to a lesser extent OTC construction loans and other consumer-related credits. FHN may originate other non-real estate secured consumer loans under a stated-income program for certain smaller size and lower risk transactions. As of September 30, 2012, only $1.8 million of OTC loans remained in the portfolio with all classified as nonperforming. In 2012, FHN charged-off $2.4 million other consumer loans compared with $3.9 million during 2011. The allowance declined $2.1 million to $6.3 million in 2012. Loans 30 days or more delinquent increased from 1.29 percent in 2011 to 1.43 percent in 2012.

Restricted Real Estate Loans and Secured Borrowings

Restricted real estate loans and secured borrowings ($.4 billion on September 30, 2012) includes residential real estate loans in both consolidated and nonconsolidated variable interest entities. Restricted real estate loans relate to consolidated securitization trusts and are discussed in Note 13 - Variable Interest Entities. Other real estate loans secure borrowings related to nonconsolidated VIEs and remain on FHN’s balance sheet as the securitizations do not qualify for sale treatment. In late first quarter and early second quarter 2012, FHN exercised cleanup calls related to 3 of the home equity lines (“HELOC”) securitization trusts and 1 of the permanent mortgage securitization trust, respectively, resulting in deconsolidation of the trusts. The loans were then reclassified from the “restricted” line item to the consumer real estate line which contributed to the year-over-year decline in restricted loan balances.

Loan Portfolio Concentrations

FHN has a concentration of loans secured by residential real estate (40 percent of total loans), the majority of which is in the consumer real estate portfolio (32 percent of total loans). FHN had loans to mortgage companies totaling $1.6 billion (19 percent of the C&I portfolio, or 10 percent of total loans) as of September 30, 2012. Additionally, FHN had a sizeable portfolio of bank-related loans, including TRUPs totaling $587.1 million (7 percent of the C&I portfolio, or 4 percent of total loans).

Except as previously discussed, on September 30, 2012, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

The following table provides additional asset quality data by loan portfolio:

Table 12 - Asset Quality by Portfolio

	September 30
	2012		2011
Key Portfolio Details
C&I
Period-end loans ($ millions)	$8,466		$7,706
30+ Delinq. % (a)	0.30%		0.43%
NPL %	1.78		2.60
Charge-offs % (qtr. annualized)	0.25		0.70
Allowance / Loans %	1.26%		2.37%
Allowance / Charge-offs	5.17	x	3.64	x
Income CRE
Period-end loans ($ millions)	$1,162		$1,287
30+ Delinq. % (a)	0.21%		1.47%
NPL %	4.04		6.27
Charge-offs % (qtr. annualized)	0.79		1.40
Allowance / Loans %	1.94%		3.67%
Allowance / Charge-offs	2.40	x	2.58	x
Residential CRE
Period-end loans ($ millions)	$69		$142
30+ Delinq. % (a)	1.19%		0.61%
NPL % (c)	24.46		38.80
Charge-offs % (qtr. annualized)	4.29		8.01
Allowance / Loans % (c)	7.00%		12.67%
Allowance / Charge-offs	1.42	x	1.33	x
Consumer Real Estate
Period-end loans ($ millions)	$5,319		$5,305
30+ Delinq. % (a)	1.39%		1.61%
NPL % (d)	0.93		0.80
Charge-offs % (qtr. annualized) (e)	4.09		2.04
Allowance / Loans %	1.90%		2.55%
Allowance / Charge-offs (e)	0.46	x	1.24	x
Permanent Mortgage
Period-end loans ($ millions)	$791		$838
30+ Delinq. % (a)	2.82%		5.21%
NPL % (f)	4.21		2.87
Charge-offs % (qtr. annualized) (g)	1.09		18.83
Allowance / Loans %	3.15%		3.12%
Allowance / Charge-offs (g)	2.91	x	0.14	x
Credit Card and Other
Period-end loans ($ millions)	$286		$299
30+ Delinq. % (a)	1.43%		1.29%
NPL %	0.64		1.69
Charge-offs % (qtr. annualized)	3.37		5.27
Allowance / Loans %	2.22%		2.84%
Allowance / Charge-offs	0.68	x	0.55	x
Restricted real estate and secured borrowings
Period-end loans ($ millions) (b)	$431		$666
30+ Delinq. % (a)	2.35%		2.98%
NPL %	1.51		0.87
Charge-offs % (qtr. annualized) (h)	9.73		4.46
Allowance / Loans %	3.54%		4.86%
Allowance / Charge-offs (h)	0.35	x	1.07	x

Certain previously reported amounts have been reclassified to agree with current presentation.

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	Includes $417.0 million of consumer real estate loans and $14.2 million of permanent mortgage loans.
(c)	The decline is primarily driven by a large relationship that was upgraded to accrual status in third quarter 2012.
(d)	Balance as of September 30, 2012 includes $15.5 million nonperforming loans associated with implementation of recently issued regulatory guidance and $4.9 million second liens classified as nonaccrual loans associated with the implementation of regulatory guidance issued in first quarter 2012.
(e)	Third quarter 2012 includes $31.7 million of the charge-offs associated with implementation of recently issued regulatory guidance.
(f)	Balance as of September 30, 2012 includes $10.1 million nonperforming loans associated with implementation of recently issued regulatory guidance.
(g)	Third quarter 2011 includes $40.2 million of charge-offs recognized due to sale of nonperforming mortgages.
(h)	Third quarter 2012 includes $6.2 million charge-offs associated with implementation of the recently issued regulatory guidance.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 37 percent to $281.7 million on September 30, 2012, from $449.6 million on September 30, 2011. Continued aggregate improvement in borrowers’ financial conditions in 2012 contributed to the decline in the ALLL from a year ago. Overall the portfolio composition has changed as more than $795.6 million of non-strategic balances have been reduced while the regional bank had growth year over year driven by loans to mortgage companies, asset-based lending, and consumer real estate installment loans. As loans with higher levels of probable incurred loss content have been removed from the portfolio, the allowance estimate results in lower required reserves. Additionally, the remaining portfolio has improved as commercial problem loan borrowers continue to adapt to the operating environment, FHN has been proactively identifying and working with problem borrowers, and there has been modest improvement in economic conditions.

The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.71 percent on September 30, 2012, from 2.77 percent on September 30, 2011. The allowance attributable to individually impaired loans was $81.7 million compared to $101.5 million on September 30, 2012 and 2011, respectively. The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $40.0 million and $32.0 million for the three months ended September 30, 2012 and 2011, respectively, and $63.0 million and $34.0 million for the nine months ended September 30, 2012 and 2011, respectively. Approximately $30 million of the third quarter 2012 provision is associated with implementation of recently issued regulatory guidance. The provision in third quarter 2011 includes losses on loan sales of approximately $36 million relating to sale of nonperforming permanent mortgages and commercial loans.

Though the rate of improvement is likely to slow, overall asset quality trends are expected to improve during the remainder of 2012 assuming the economic trends remain stable or improve. The C&I portfolio is expected to continue to show positive trends but the rate of improvement may continue to slow in the last quarter of 2012. There has been aggregate improvement in the risk profile of commercial borrowers which has resulted in upward grade migration which began in late 2010 and continued through third quarter of 2012; however, some volatility is possible in the short term. The income CRE portfolio remains under stress; however, FHN has observed signs of improvement as property values stabilize and guarantors have been willing to support borrowers. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to wind down and will have less of an impact on the overall credit metrics in the future in comparison to prior periods. Continued improvement in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends.

Consolidated Net Charge-offs

Net charge-offs were $79.3 million in 2012 compared with $106.4 million in 2011. The ALLL was 0.89 times annualized net charge-offs for 2012 compared with 1.06 times net charge-offs for 2011. The annualized net charge-offs to average loans ratio decreased from 2.65 percent in 2011 to 1.92 percent in 2012 due to a 25 percent decline in net charge-offs. Overall, consolidated net charge-offs were $27.1 million lower in third quarter 2012 compared with third quarter 2011. The recently issued regulatory guidance related to discharged bankruptcies contributed to $40.0 million of consumer net charge-offs recognized in 2012 - $31.7 million within the consumer real estate portfolio, $6.2 million associated with restricted loans (mainly HELOCs), and $2.2 million within the permanent mortgage portfolio. As a result, net charge-offs within the consumer real estate portfolio increased $27.8 million to $55.3 million in 2012 and net charge-offs within the restricted portfolio increased 45 percent to $11.1 million in 2012. Permanent mortgage net charge-offs declined $44.6 million from a year ago as third quarter 2011 included $40.2 million of charge-offs associated with the bulk sale of nonperforming permanent mortgages. Net charge-offs within the commercial portfolios declined $12.3 million to $8.4 million in 2012.

The following table provides consolidated asset quality information for the three months ended September 30, 2012 and 2011:

Table 13 - Asset Quality Information

	Three months ended September 30
(Dollars in thousands)	2012		2011
Allowance for loan losses:
Beginning balance on June 30	$321,051		$524,091
Provision for loan losses (a)	40,000		32,000
Charge-offs (b)	(87,022)		(120,655)
Recoveries	7,715		14,209

Ending balance on September 30 ( Restricted - $ 4.4 million on September 30, 2012 and $32.4 million on September 30, 2011)	$281,744		$449,645

Reserve for remaining unfunded commitments	4,572		9,220
Total allowance for loan losses and reserve for unfunded commitments	$286,316		$458,865

	As of September 30
Nonperforming Assets by Segment	2012		2011
Regional Banking:
Nonperforming loans	$152,477		$239,666
Foreclosed real estate (c)	16,000		24,943

Total Regional Banking	168,477		264,609

Non-Strategic:
Nonperforming loans (d)	244,899		262,645
Foreclosed real estate (c)	34,589		55,111

Total Non-Strategic	279,488		317,756

Corporate:
Nonperforming loans	2,426		207

Total Corporate	2,426		207

Total nonperforming assets	$450,391		$582,572

Loans and commitments:
Total period-end loans, net of unearned income (Restricted - $.1 billion on September 30, 2012 and $ .7 billion on September 30, 2011)	$16,523,783		$16,241,402
Less: Insured retail residential and construction loans (e)	(48,067)		(112,459)

Loans excluding insured loans	$16,475,716		$16,128,943
Foreclosed real estate from government insured mortgages	20,190		11,438
Potential problem assets (f)	569,960		793,446
Loans 30 to 89 days past due	100,493		154,765
Loans 30 to 89 days past due - guaranteed portion (g)	59		101
Loans 90 days past due	38,990		50,790
Loans 90 days past due - guaranteed portion (g)	128		163
Loans held-for-sale 30 to 89 days past due	16,888		13,304
Loans held-for-sale 30 to 89 days past due - guaranteed portion (g)	10,327		11,363
Loans held-for-sale 90 days past due	43,963		51,630
Loans held-for-sale 90 days past due - guaranteed portion (g)	35,397		39,409
Remaining unfunded commitments (millions)	7,891		7,418
Average loans, net of unearned (Restricted - $.1 billion on September 30, 2012 and $ .7 billion on September 30, 2011)	$16,412,305		$15,964,687

Allowance and net charge-off ratios
Allowance to total loans	1.71%		2.77%
Allowance to nonperforming loans in the loan portfolio	0.92	x	1.09	x
Allowance to loans excluding insured loans	1.71%		2.79%
Allowance to annualized net charge-offs (b)	0.89	x	1.06	x
Nonperforming assets to loans and foreclosed real estate (h)	2.15%		3.02%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.85%		2.55%
Total annualized net charge-offs to average loans (b) (i)	1.92%		2.65%

(a)	Third quarter 2012 includes approximately $30 million of loan loss provision associated with implementation of recently issued regulatory guidance and 2011 includes approximately $36 million associated with loan sales.
(b)	Third quarter 2012 includes approximately $40 million of charge-offs associated with implementation of recently issued regulatory guidance and 2011 includes $40.2 million associated with loan sales.
(c)	Excludes foreclosed real estate from government-insured mortgages.
(d)	Includes $94.3 million and $88.9 million of loans held-for-sale reported amounts before $47.3 million and $44.0 million of negative fair value adjustments, as of September 30, 2012 and 2011, respectively.
(e)	Whole-loan insurance is obtained on certain retail residential and construction loans.
(f)	Includes loans 90 days past due and still accruing.
(g)	Guaranteed loans include FHA, VA, student, and GNMA loans repurchased through the GNMA repurchase program.
(h)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(i)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where loan payments are received including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and current second liens behind first liens with performance issues. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”). Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.

Total nonperforming assets (including NPLs HFS) decreased to $450.4 million on September 30, 2012, from $582.6 million on September 30, 2011. Nonperforming assets (excluding NPLs HFS) decreased to $356.1 million on September 30, 2012, from $493.7 million on September 30, 2011. The nonperforming assets ratio decreased to 2.15 percent in 2012 from 3.02 percent in 2011 due to a 28 percent decline in nonperforming assets. Nonperforming loans in the loan portfolio declined $108.2 million to $305.5 million on September 30, 2012, with majority of it related to the decline in the commercial portfolios due to improved portfolio performance.

Nonperforming C&I loans decreased to $150.6 million in 2012 from $200.5 million in 2011. Commercial real estate NPLs decreased $71.9 million to $63.7 million in 2012. Nonperforming permanent mortgages increased $9.3 million from 2011 to $33.3 million. Consumer real estate nonperforming loans increased to $49.6 million from $42.6 million in 2011. Credit card and other nonperforming loans decreased $3.2 million from 2011 to $1.8 million all due to the reduction of OTC loans. Nonperforming loans classified as HFS increased $5.4 million to $94.3 million of UPB before negative fair value adjustments of $47.3 million on September 30, 2012. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves. Third quarter 2012 consumer NPLs include $31.0 million related to recently issued regulatory guidance 80 percent of which are current.

The ratio of ALLL to NPLs in the loan portfolio decreased to .92 times in 2012 compared to 1.09 times in 2011 driven by lower reserve balances. Because individually impaired collateral dependent loans are charged down to net realizable value, this ratio becomes skewed as these loans are included in nonperforming loans but reserves for these loans are typically not carried in the ALLL as impairment is charged off. The individually impaired collateral dependent loans that do not carry reserves were $128.6 million on September 30, 2012, compared with $135.7 million on September 30, 2011. Consequently, NPLs in the loan portfolio for which reserves are actually carried were $176.9 million as of September 30, 2012. Charged-down individually impaired collateral dependent loans represented 42 percent of nonperforming loans in the loan portfolio as of September 30, 2012.

The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $50.6 million as of September 30, 2012 from $80.1 million as of September 30, 2011. Table 14 provides an activity rollforward of foreclosed real estate balances for the periods September 30, 2012 and 2011. Both inflows of assets into foreclosure status and the amount disposed declined in 2012 when compared with 2011. The decline in inflow is primarily due to an overall slowdown in foreclosure proceedings nationwide given additional scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies and also due to FHN’s continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Adjustments to the fair value of foreclosed assets decreased $6.1 million between the periods. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 14 - Rollforward of Foreclosed Real Estate

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
Beginning balance (a)	$48,916	$78,792	$68,884	$110,536
Valuation adjustments	(2,732)	(4,349)	(7,873)	(14,000)
New foreclosed property	11,901	16,945	25,986	50,063
Capitalized expenses	181	547	589	2,090
Disposals:
Single transactions	(7,677)	(10,187)	(33,953)	(62,246)
Bulk sales	—	(1,693)	(3,044)	(5,958)
Auctions	—	—	—	(430)

Ending balance, September 30 (a)	$50,589	$80,055	$50,589	$80,055

(a)	Excludes foreclosed real estate related to government insured mortgages.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due decreased to $39.0 million on September 30, 2012, from $50.8 million on September 30, 2011. Loans 30 to 89 days past due decreased $54.3 million to $100.5 million on September 30, 2012. The decrease of past due loan balances are mainly due to overall improvement in performance of the retail portfolios combined with run-off of the non-strategic components.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, decreased to $570.0 million on September 30, 2012, from $793.4 million on September 30, 2011. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Troubled Debt Restructuring and Loan Modifications

As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate, to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a Troubled Debt Restructuring (“TDR”). FHN considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan. Additionally, FHN structures loan modifications to amortize the debt within a reasonable period of time. See Note 4 - Loans for further discussion regarding TDRs.

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

The individual impairment assessments completed on commercial loans in accordance with the Accounting Standards Codification Topic related to Troubled Debt Restructurings (“ASC 310-40”) include loans classified as TDRs as well as loans that may have been modified yet not classified as TDRs by management. For example, a modification of loan terms that management would generally not consider to be a TDR could be a temporary extension of maturity to allow a borrower to complete an asset sale whereby the proceeds of such transaction are to be paid to satisfy the outstanding debt. Additionally, a modification that extends the term of a loan but does not involve reduction of principal or accrued interest, in which the interest rate is adjusted to reflect current market rates for similarly situated borrowers is not considered a TDR. Nevertheless, each assessment will take into account any modified terms and will be comprehensive to ensure appropriate impairment assessment. If individual impairment is identified, management will either hold specific reserves on the amount of impairment, or if the loan is collateral dependent, write down the carrying amount of the asset to the net realizable value of the collateral.

Consumer Loan Modifications

Although FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government, FHN does modify consumer loans using parameters of Home Affordable Modification Programs (“HAMP”). Generally, a majority of loans modified under any such proprietary programs are classified as TDRs. The recently issued regulatory guidance states that the discharge of personal liability through bankruptcy proceedings should be considered a concession. As a result, FHN classified all non-reaffirmed residential real estate loans after bankruptcy as nonaccruing TDR’s.

Within the HELOC, R/E installment loans, and permanent mortgage classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

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

On September 30, 2012 and 2011, FHN had $371.4 million and $259.6 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $60.0 million and $50.0 million, or 16 percent and 19 percent of TDR balances, as of September 30, 2012 and 2011, respectively. Additionally, FHN had restructured $171.9 million and $72.2 million in UPB of loans HFS as of September 30, 2012 and 2011, respectively. The rise in TDRs from 2011 resulted from increased consumer loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN, and also from the implementation of recently issued regulatory guidance relating to discharged bankruptcies.

The following table provides a summary of TDRs for the periods ended September 30, 2012 and 2011:

Table 15 - Troubled Debt Restructurings

	September 30, 2012		September 30, 2011
(Dollars in thousands)	Number	Amount	Number	Amount
Held to maturity:
Permanent mortgage:
Current	164	$93,078	71	$42,280
Delinquent	8	5,814	6	2,560
Non-accrual (a)	131	31,815	26	10,854

Total permanent mortgage	303	130,707	103	55,694

Consumer real estate:
Current	959	108,834	641	75,081
Delinquent	32	3,629	21	1,955
Non-accrual (b)	1,370	33,018	214	27,304

Total consumer real estate	2,361	145,481	876	104,340

Credit card and other:
Current	344	853	378	1,063
Delinquent	23	60	25	75
Non-accrual	—	—	—	—

Total credit card and other	367	913	403	1,138

Commercial loans:
Current	35	29,851	45	45,208
Delinquent	6	3,903	10	3,749
Non-accrual	66	60,549	52	49,452

Total commercial loans	107	94,303	107	98,409

Total held to maturity	3,138	371,404	1,489	259,581

Held-for-sale: (c)
Current	444	102,062	180	33,462
Delinquent	143	26,359	136	20,925
Non-accrual (d)	182	43,441	42	17,806

Total held-for-sale	769	171,862	358	72,193

Total troubled debt restructurings	3,907	$543,266	1,847	$331,774

(a)	Balance as of September 30, 2012 includes $10.2 million associated with implementation of recently issued regulatory guidance.
(b)	Balance as of September 30, 2012 includes $17.8 million associated with implementation of recently issued regulatory guidance.
(c)	Loans HFS are reported above at UPB and are accounted for at elected fair value. $95.7 million of these loans are carried at approximately 55 percent of UPB.
(d)	Balance as of September 30, 2012 includes $21.3 million associated with implementation of recently issued regulatory guidance.

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

Fair Value Shock Analysis

Interest rate risk and the slope of the yield curve also affects the fair value of MSR and capital markets trading inventory that are reflected in mortgage banking and capital markets’ noninterest income, respectively. Low or declining interest rates typically lead to lower servicing-related income due to the impact of higher loan prepayments on the value of MSR while high or rising interest rates typically increase servicing-related income. To determine the amount of interest rate risk and exposure to changes in fair value of MSR, FHN uses multiple scenario rate shock analysis, including the magnitude and direction of interest rate changes, prepayment speeds, and other factors that could affect mortgage banking income.

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

Other than the impact related to the immediate change in market value of the balance sheet, such as MSR, these simulation models and related hedging strategies exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 14 - Derivatives for additional discussion of these instruments.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing accounts and unlimited for non-interest bearing accounts. Absent congressional action, the unlimited insurance on non-interest bearing accounts is scheduled to expire as of December 31, 2012. Total loans, excluding loans HFS and restricted real estate loans and secured borrowings, to core deposits ratio was 102 percent in third quarter 2012 down slightly from 103 percent in third quarter 2011. This ratio decreased slightly as growth in core deposits outpaced an increase in the loan portfolio.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in 2015. As of September 30, 2012, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, which was eligible for inclusion in Tier 1 Capital. Beginning in 2013, Tier 1 Capital treatment for these securities will begin phasing out. FHN maintains $.4 billion of borrowings which are secured by retail residential real estate loans in consolidated and nonconsolidated securitization trusts.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. As of September 30, 2012, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion and are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

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

Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $297.3 million as of September 30, 2012 compared to negative $348.8 million at September 30, 2011. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval.

Payment of a dividend to common shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.01 per share on October 1, 2012, and the Board approved a $.01 per share cash dividend payable on January 1, 2013, to shareholders of record on December 14, 2012.

CREDIT RATINGS

Maintaining adequate credit ratings on debt issues and preferred stock is critical to liquidity because it affects the ability of FHN to attract funds, such as brokered deposits or wholesale borrowings, from various sources on a cost-competitive basis. On September 30, 2012 and 2011, FHN had $1.6 billion and $1.9 billion, respectively, from these funding sources. The credit ratings are detailed in Table 16. The availability and cost of funds other than core deposits is also dependent upon market place perceptions of the financial soundness of FHN, which include such issues as capital levels, asset quality, and reputation. The availability of core deposit funding is stabilized by federal deposit insurance, which can be removed only in extraordinary circumstances, but may also be influenced to some extent by the same factors that affect other funding sources.

Table 16 - Credit Ratings

	Standard & Poor’s (a)	Moody’s (b)	Fitch (c)
First Horizon National Corporation
Overall credit rating: long-term/outlook	BBB-/Negative	Baa2/Negative	BBB/F2/Negative
Long-term senior debt	BBB-	Baa2	BBB
Subordinated debt	BB+	Baa3	BBB-
Capital securities (d)	BB	Ba1	BB-
First Tennessee Bank National Association
Overall credit rating: long-term/outlook	BBB/A-2/Negative	Baa1/P-2/Negative	BBB/F2/Negative
Non-cumulative perpetual preferred stock	BB+	Ba1	B+
Long-term/short-term deposits	BBB/A-2	Baa1/P-2	BBB+/F2
Other long-term/short-term funding	BBB/A-2	Baa1/P-2	BBB/F2
Subordinated debt	BBB-	Baa2	BBB-
FT Real Estate Securities Company, Inc.
Preferred stock	BB+	Baa3

A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.

(a)	Last change in ratings was on April 23, 2009; outlook changed to Negative and ratings affirmed June 28, 2012.
(b)	Last change in ratings was on August 2, 2012.
(c)	Last change in ratings was on June 27, 2012.
(d)	Guaranteed preferred beneficial interest in First Horizon’s junior subordinated debentures issued through a wholly-owned unconsolidated business trust.

Cash Flows

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2012 and 2011. The level of cash and cash equivalents increased $57.4 million during 2012 compared to $290.5 million in 2011. Net cash provided by financing and operating activities more than offset cash used by investing activities.

Net cash provided by financing activities was $284.8 million in 2012 compared to $70.1 million in 2011. Significant inflows in 2012 were the result of increased FHLB borrowings as a result of deposit fluctuations and increased funding needs for loans to mortgage companies which more than offset cash outflows related to payments and maturities of term borrowings and cash paid to repurchase common stock. In 2011, cash flow from financing activities was affected by the maturities of bank notes, cash paid to extinguish long-term debt, and the repurchase of the common stock warrant related to the capital purchase program, which were more than offset by an inflow of customer deposits and an increase in FHLB borrowings.

Net cash provided by operating activities was $112.4 million in 2012 compared to net cash used of $36.0 million in 2011. Operating cash flows in 2012 were driven by cash-related net income items and changes in operating assets and liabilities that were partially offset by cash used in capital markets activities. In 2011, negative operating cash flows were primarily driven by capital markets activities resulting from increases in trading inventory and receivables. Cash used by investing activities was $339.8 million in 2012 while investing activities provided $256.5 million of cash during 2011. Activity related to the available for sale securities portfolio resulted in a $64.9 million net decrease in cash as securities purchases outpaced sales and maturities in 2012. Cash from investing activities was negatively affected by growth of the loan portfolio. In 2011, investing activities provided cash primarily due to a $306.2 million decline in balances related to the loan portfolio and a $159.2 million reduction in interest-bearing cash which offset net securities purchased.

REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS

Repurchase and Related Obligations from Loans Originated for Sale

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs: Fannie Mae and Freddie Mac. Also federally insured or guaranteed whole loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae”, “Ginnie,” or “GNMA”). Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet criteria for agency whole loan sales to the GSEs, or insurance through Ginnie (collectively, the “Agencies”), were sold to investors, or certificate-holders, predominantly through First Horizon branded proprietary securitizations (“FH proprietary securitizations”) but also, to a lesser extent, through whole loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole loan sales to private purchasers and, to a lesser extent, through proprietary securitizations.

For non-recourse loan sales, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made to the purchasers, including trustees of FH proprietary securitizations, at closing, and also exposure for investment rescission or damages arising from claims that offering documents were materially deficient in the case of loans transferred through FH proprietary securitizations. Also, in many cases non-GSE purchasers included FHN loans in securitizations of the purchaser, and in those cases FHN typically provided indemnity covenants to the purchaser. For loans sold with recourse, FHN has indemnity and repurchase exposure if the loans default. See Note 9 - Contingencies and Other Disclosures, which is incorporated herein by reference, for detail regarding these transactions and implications on FHN’s potential repurchase or indemnity obligations and avenues of investment rescission or monetary damages for investors related to loans sold through FH proprietary securitizations and FHN loans in third party securitizations.

Since the end of 2008, FHN has experienced significantly elevated levels of claims to either repurchase loans from the purchaser or remit payment to the purchaser to “make them whole” for economic losses incurred primarily because of loan delinquencies. Such claims are pursued because purchasers allege that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private investors from whole loans sales, a significant majority of claims relate to non-recourse whole loan sales to GSEs. FHN also has the potential for financial exposure from loans transferred through FH proprietary securitizations. See Note 9 - Contingencies and Other Disclosures for other actions taken by investors of FH proprietary securitizations and also for a discussion outlining differences between representations and warranties made by FHN for GSE loan sales versus FH proprietary securitizations.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of agency mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for 93 percent of all repurchase requests/make-whole claims received between the third quarter 2008 divestiture of certain mortgage banking operations and third quarter 2012. Since the 2008 divestiture, FHN continued the contraction of legacy mortgage banking activities which resulted in bulk sales of mortgage servicing rights. As of September 30, 2012 and 2011, the original UPB of Agency loans originated from 2005 through 2008 that FHN serviced as of those dates was $4.9 billion and $6.5 billion, respectively. As of September 30, 2012 and 2011, the remaining UPB of the agency loans that were originated during that same period that FHN continued to service was $4.4 billion and $5.9 billion, respectively. Consequently, FHN has not had access to the performance status of a substantial portion of Agency loans it originated and sold. As of September 30, 2012 and 2011, 7.92 percent and 9.68 percent, respectively, of Agency loans originated from 2005 through 2008 that FHN continues to service were 90 or more days delinquent (inclusive of foreclosures and bankruptcies that are 90 plus days delinquent). Because FHN continues to service only a portion of the $69.5 billion Agency mortgage loans sold from 2005 through 2008, FHN has limited information as to whether, or the extent to which, delinquency rates provided above for the FHN-serviced portion may be representative of the entire population of Agency loans sold during that time period. FHN has potential repurchase risk for claims of breach of representations and warranties for mortgage loans sold to Agencies regardless of its status as servicer.

In addition, from 2005 through 2007, FHN securitized $26.7 billion of mortgage loans without recourse in FH proprietary transactions. As of September 30, 2012, FHN still services substantially all of the remaining loans transferred through FH proprietary securitizations.

The following table summarizes the loan composition of the FH private securitizations from 2005 through 2007:

Table 17 - Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of September 30, 2012
Loan type:
Jumbo	$9,410,499	$3,016,557
Alt-A	17,270,431	5,884,957

Total FH proprietary securitizations	$26,680,930	$8,901,514

Does not include amounts related to consolidated securitization trusts.

(a)	Original principal balances obtained from trustee statements.

The remaining jumbo mortgage loans originated and sold by FHN had weighted average FICO scores at September 30, 2012 of approximately 721 and weighted average combined loan-to-value (“CLTV”) ratios of approximately 79 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher CLTV or debt to income (“DTI”) ratios, reduced documentation, or other factors. As of September 30, 2012, 10.23 percent of the jumbo mortgage loans were 90 days or more delinquent and 16.78 percent of the Alt-A loans were 90 days or more delinquent.

At September 30, 2012, the repurchase request pipeline contained no repurchase requests related to the FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At September 30, 2012, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing, nor for exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient.

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

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On September 30, 2012, the active pipeline was $446.3 million with nearly all unresolved repurchase and make-whole claims relating to loans sold to GSEs.

Generally, the amount of a loan subject to a repurchase/make-whole claim or with open MI issues remains in the active pipeline throughout the appeals process with a GSE or MI company until parties agree on the ultimate outcome. FHN reviews each claim and MI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, repurchase loan or remit make-whole payment, or reflect cancellation of MI). The Federal Housing Finance Agency (FHFA), the conservator of the GSEs, recently announced directives to “harmonize” the selling and servicing agreements between the GSEs and their approved seller and/or servicers. Starting January 1, 2013 all appeals of a GSE’s repurchase or make whole request must be submitted within 60 days of its receipt of a request. FHFA has become increasingly involved in the GSEs’ repurchase activities which has led, and could continue to lead to changes in practices for requesting and resolving repurchase claims as the GSEs continue to attempt to recover additional losses.

The following table provides a rollforward of the active repurchase request pipeline, including related unresolved MI cancellation notices for the three and nine months ended September 30, 2012:

Table 18 - Rollforward of the Active Pipeline

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - July 1, 2012	1,871	$383,829	5	$477	1	$207	1,877	$384,513
Additions	1,305	266,225	5	396	1	301	1,311	266,922
Decreases	(1,145)	(241,558)	(6)	(378)	(2)	(508)	(1,153)	(242,444)
Adjustments (a)	(12)	(1,829)	(1)	(75)	—	—	(13)	(1,904)

Ending balance - September 30, 2012	2,019	406,667	3	420	—	—	2,022	407,087

Legacy mortgage banking MI cancellation notices:
Beginning balance - July 1, 2012	225	46,047	—	—	—	—	225	46,047
Additions	102	21,947	—	—	—	—	102	21,947
Decreases	(137)	(29,814)	—	—	—	—	(137)	(29,814)
Adjustments (a)	2	1,080	—	—	—	—	2	1,080

Ending balance - September 30, 2012	192	39,260	—	—	—	—	192	39,260

Total ending active pipeline - September 30, 2012 (b) (c)	2,211	$445,927	3	$420	—	$—	2,214	$446,347

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - January 1, 2012	1,659	$307,705	4	$211	2	$454	1,665	$308,370
Additions	3,564	752,337	11	1,055	2	508	3,577	753,900
Decreases	(3,204)	(655,136)	(11)	(771)	(4)	(962)	(3,219)	(656,869)
Adjustments (a)	—	1,761	(1)	(75)	—	—	(1)	1,686

Ending balance - September 30, 2012	2,019	406,667	3	420	—	—	2,022	407,087

Legacy mortgage banking MI cancellation notices:
Beginning balance - January 1, 2012	346	75,148	—	—	—	—	346	75,148
Additions	331	70,165	—	—	—	—	331	70,165
Decreases	(525)	(113,163)	—	—	—	—	(525)	(113,163)
Adjustments (a)	40	7,110	—	—	—	—	40	7,110

Ending balance - September 30, 2012	192	39,260	—	—	—	—	192	39,260

Total ending active pipeline - September 30, 2012 (b) (c)	2,211	$445,927	3	$420	—	$—	2,214	$446,347

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.
(c)	Under the revised repurchase accrual approach discussed later, loss estimation for loans with lost MI coverage is no longer separately assessed nor added to inherent losses within the active pipeline as this population of loans are embedded in the data received from Fannie Mae. MI trends continue to be tracked and reviewed and are considered in the overall adequacy of the repurchase liability.

The following table provides a rollforward of the active repurchase request pipeline, including related unresolved MI cancellation notices for the three and nine months ended September 30, 2011:

Table 18 - Rollforward of the Active Pipeline (Continued)

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - July 1, 2011	1,776	$324,847	94	$3,932	22	$1,320	1,892	$330,099
Additions	676	152,782	1	38	4	828	681	153,648
Decreases	(682)	(147,605)	(90)	(3,713)	(24)	(1,694)	(796)	(153,012)
Adjustments (a)	6	1,667	—	—	—	—	6	1,667

Ending balance - September 30, 2011	1,776	331,691	5	257	2	454	1,783	332,402

Legacy mortgage banking MI cancellation notices:
Beginning balance - July 1, 2011	541	120,732	—	—	—	—	541	120,732
Additions	214	46,280	—	—	—	—	214	46,280
Decreases	(379)	(82,601)	—	—	—	—	(379)	(82,601)
Adjustments (a)	23	1,116	—	—	—	—	23	1,116

Ending balance - September 30, 2011	399	85,527	—	—	—	—	399	85,527

Total ending active pipeline - September 30, 2011 (b) (c)	2,175	$417,218	5	$257	2	$454	2,182	$417,929

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance - January 1, 2011	1,718	$377,735	357	$18,025	12	$1,022	2,087	$396,782
Additions	2,227	448,146	26	1,738	24	1,972	2,277	451,856
Decreases	(2,194)	(496,436)	(379)	(19,564)	(24)	(1,694)	(2,597)	(517,694)
Adjustments (a)	25	2,246	1	58	(10)	(846)	16	1,458

Ending balance - September 30, 2011	1,776	331,691	5	257	2	454	1,783	332,402

Legacy mortgage banking MI cancellation notices:
Beginning balance - January 1, 2011	596	137,373	—	—	—	—	596	137,373
Additions	689	151,217	—	—	—	—	689	151,217
Decreases	(844)	(190,792)	—	—	—	—	(844)	(190,792)
Adjustments (a)	(42)	(12,271)	—	—	—	—	(42)	(12,271)

Ending balance - September 30, 2011	399	85,527	—	—	—	—	399	85,527

Total ending active pipeline - September 30, 2011 (b) (c)	2,175	$417,218	5	$257	2	$454	2,182	$417,929

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.
(c)	In determining adequacy of the repurchase reserve, FHN considered $271.9 million in UPB of loans sold where MI coverage was cancelled for all loan sales and FH securitizations in 2011.

The following graph depicts inflows into the active pipeline by claimant type for each quarter during 2011 and 2012:

As of September 30, 2012, Agencies account for nearly all of the repurchase/make-whole requests in the active pipeline and 92 percent of the total active pipeline, inclusive of MI cancellation notices and all other claims. For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs. Consistent with originations, a majority of claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from agencies increased $123.8 million and $122.5 million to $261.5 million in third quarter 2012 compared to September 30 and fourth quarter 2011, respectively. Based on information received from Fannie Mae, the increases in repurchase/make-whole requests during 2012 were largely driven by backlogs at the GSE while elevated inflow beginning in the second half of 2011 was largely driven by changes in practices and policies as it relates to GSE loans where MI coverage was lost. Total MI cancellation notices received declined $24.4 million from a year ago to $21.9 million in 2012.

The most common reasons for GSE repurchase demands are claimed misrepresentations related to missing documents in the loan file, issues related to employment and income (such as misrepresented stated-income or falsified employment documents and/or verifications), and undisclosed borrower debt.

The following table provides information regarding resolutions (outflows) of the active pipeline during the three and nine month periods ended September 30, 2012 and 2011:

Table 20 - Active Pipeline Resolutions and Other Outflows

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	559	$119,476	428	$89,907
Rescissions or denials	525	113,318	394	67,252
Other, MI, information requests	206	39,465	353	78,454

Total resolutions	1,290	$272,259	1,175	$235,613

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	1,438	$310,413	1062	$227,657
Rescissions or denials	1,401	303,837	1485	265,204
Other, MI, information requests	905	155,783	894	215,625

Total resolutions	3,744	$770,033	3,441	$708,486

Total resolutions disclosed in Table 20 - Active Pipeline Resolutions and Other Outflows include both favorable and unfavorable resolutions and are reflected as “decreases” in the Rollforward of the Active Pipeline in Table 18. The UPB of actual repurchases, make-whole, settlement resolutions, which was $119.5 million and $89.9 million during third quarter 2012 and 2011, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When estimating the accrued liability using loss factors based on actual historical experience, FHN has applied cumulative average loss severities ranging between 50 and 60 percent of the UPB of the repurchased loan or make-whole claim. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 21 - Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $113.3 million and $67.3 million in third quarter 2012 and 2011, respectively, represent the amount of repurchase requests and make-whole claims where FHN was able to resolve without incurring losses. Cumulative average rescission rates have ranged between 45 and 55 percent since the 2008 divestiture. Of the loans resolved in 2012 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 50 percent of the claims compared to 43 percent in third quarter 2011. Resolutions related to other, MI, information requests, which were $39.5 million and $78.5 million during third quarter 2012 and 2011, respectively, includes providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a repurchase/make-whole claim is submitted and such request is unfavorably resolved.

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

The Revised Repurchase Accrual Approach

Beginning in second quarter 2012, information was made available by Fannie to FHN which provided significant insight into their file selection and review process for loans previously sold by FHN to Fannie with repurchase risk. As a result, FHN revised its loss estimate associated with repurchase obligations for loans sold to Fannie and Freddie. The process for estimating the liability for repurchase obligations for the two GSEs as of September 30, 2012, was the result of a three-step approach. First, FHN analyzed loss content associated with outstanding repurchase/make-whole claims currently in the active pipeline. The pipeline is segmented and historical cumulative average loss severities and repurchase rates were applied to estimate losses associated with known requests.

Secondly FHN estimated probable losses associated with projected requests from Fannie. The ability to project repurchase requests from Fannie resulted from information provided by Fannie that segments the population of FHN loans into 1) loans that are currently selected for review, 2) liquidated loans that will likely be selected for review in the future, and 3) seriously delinquent loans that will likely be selected for review in the future. Fannie also provided FHN with their average historical repurchase request rates for loans after they have been selected for review. FHN utilized this information to estimate the loans in the 3 loan pool segments described above that could result in future repurchase requests from Fannie. FHN’s historical average cumulative loss severities and repurchase rates were then applied to the projected repurchase requests to estimate the associated probable losses.

Lastly, the loss estimated from projected Fannie repurchase requests was used to estimate probable repurchase losses from Freddie loan sales from 2005 through 2008. The characteristics of the loans sold to Fannie during that timeframe were generally consistent with those sold to Freddie. Additionally, trends in repurchase rates and loss severities for Freddie loans have been generally consistent with those experienced for Fannie loans. Fannie updated its information during the third quarter of 2012, and FHN determined that additional expense was not necessary. Unless GSE repurchase practices or outcomes change significantly, First Horizon expects that the remaining portion of the mortgage repurchase liability will be sufficient for losses resulting from current pending and projected repurchase requests from the two GSEs.

Historical Repurchase Accrual Approach

When determining the adequacy of the repurchase and foreclosure liability prior to second quarter 2012, FHN considered that nearly all of these sales ceased in third quarter 2008 when FHN sold its national mortgage origination business. In estimation of the accrued liability for loan repurchases and make-whole obligations, FHN estimated probable incurred losses in the population of all loans sold based on trends in claims requests and actual loss severities observed by management. The liability included accruals for probable losses beyond what was observable in the ending pipeline of repurchase/make-whole requests and active MI cancellations at any given balance sheet date. The estimation process began with internally developed proprietary models that were used to assist in developing a baseline in evaluating inherent repurchase-related loss content. The baseline for the repurchase reserve used historical loss factors that were applied to the loan pools originated in 2001 through 2008 and sold in years 2001 through 2009. Loss factors, tracked by year of loss, were calculated using actual losses incurred on repurchases or make-whole arrangements. The historical loss factors experienced were accumulated for each sale vintage and were applied to more recent sale vintages to estimate probable incurred losses not yet realized.

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

For purposes of estimating loss content, FHN also considered reviewed MI cancellation notices where coverage had been cancelled. When assessing loss content related to loans where MI had been cancelled, FHN first reviewed the amount of unresolved MI cancellations that were in the active pipeline and adjusted for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applied loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved MI pipeline for loans that were sold to GSEs. For GSE MI cancellation notices, the methodology for determining the accrued liability contemplated a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN had been less successful in favorably resolving mortgage insurance cancellation notifications with MI companies. Loss severity rates applied to GSE MI cancellation notifications were consistent with those applied to actual GSE claims. For GSE MI cancellation notifications where coverage had been ultimately cancelled and were no longer included in the active pipeline, FHN applied a 100 percent repurchase rate in anticipation that such loans ultimately would result in repurchase/make-whole requests from the GSEs since MI coverage for certain loans is a GSE requirement. In determining adequacy of the repurchase reserve, FHN considered $271.9 million in UPB of loans sold where MI coverage was cancelled for all loan sales and FH proprietary securitizations in 2011. Under the revised repurchase accrual approach, loss estimation for loans with lost MI coverage is no longer separately assessed nor added to inherent losses within the active pipeline as this population of loans are embedded in the data received from Fannie Mae. MI cancellation trends continue to be tracked and reviewed and are considered in the overall adequacy of the repurchase liability.

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels but are included in FHN’s aggregate repurchase liability in Table 21. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform.

The following table provides a rollforward of the repurchase liability by loan product type for the three and nine months ended September 30, 2012 and 2011:

Table 21 - Reserves for Repurchase and Foreclosure Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2012	2011	2012	2011
First Liens
Beginning balance	$358,406	$167,246	$163,277	$176,283
Provision for repurchase and foreclosure losses	—	52,791	299,256	119,075
Net realized losses	(68,544)	(52,791)	(172,671)	(128,112)

Balance on September 30	$289,862	$167,246	$289,862	$167,246

Second Liens
Beginning balance	$2,054	$2,054	$2,054	$6,571
Provision for repurchase and foreclosure losses	—	—	—	(4,517)

Balance on September 30	$2,054	$2,054	$2,054	$2,054

HELOC
Beginning balance	$2,076	$2,589	$2,076	$2,589
Net realized losses	(508)	(510)	(508)	(510)

Balance on September 30	$1,568	$2,079	$1,568	$2,079

Total Reserves for Repurchase and Foreclosure Losses
Beginning balance	$362,536	$171,889	$167,407	$185,443
Provision for repurchase and foreclosure losses	—	52,791	299,256	114,558
Net realized losses	(69,052)	(53,301)	(173,179)	(128,622)

Balance on September 30	$293,484	$171,379	$293,484	$171,379

The liability for repurchase and foreclosure losses was $293.5 million as of September 30, 2012, compared to $171.4 million as of September 30, 2011. The increase in the liability since 2011 is primarily the result of a change in estimate of FHN’s repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie and Freddie. In third quarter 2012, FHN did not recognize an expense to increase the repurchase and foreclosure liability compared to $52.8 million of provision in third quarter 2011. In third quarter 2012 and 2011, success rates on putbacks and the loss severity rates applied to the pipeline inflow were generally consistent in both periods.

Net realized losses for the repurchase of first lien loans or make-whole payments increased to $68.5 million during third quarter 2012 compared with $52.8 million during 2011. The first lien net realized losses in Table 21 reflect net losses on $119.5 million of repurchase, make-whole, and settlement resolutions reflected in Table 20 - Active Pipeline Resolutions and Other Outflows. In third quarter 2012, the net realized losses incurred were 57 percent of the UPB of repurchase/make-whole requests resolved. In third quarter 2011, first lien net realized losses were $52.8 million representing a 59 percent actual loss severity. Therefore actual losses recognized remain in range of loss severities used in the liability estimate.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during third quarter 2012 was $43.6 million compared with $14.1 million during 2011. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet.

Other FHN Mortgage Exposures and Trends

Although FHN has received no repurchase requests from the trustee of FH proprietary securitizations, as described in Note 9 - Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH proprietary securitizations. These litigation matters are in early stages and have not been resolved; at September 30, 2012 no liability had been established for them.

In addition, also as described in Note 9, many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. In such other whole loan sales FHN made representations and warranties concerning the loans sold and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. Certain of those non-GSE purchasers have made claims against FHN based on those indemnity covenants. Also, FHN has received subpoenas seeking loan reviews in certain cases involving such other whole loans sold that were securitized by the purchaser/securitizer where FHN is not a defendant. In addition, the trustee of a non-FH securitization which included FHN loans has commenced a legal proceeding against FHN and others seeking repurchase or make-whole based on claimed breaches of representations and warranties made to the purchaser/securitizer.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Continued uncertainties remain surrounding the national economy, the housing market, the regulatory environment, and the European financial situation and will continue to present challenges for FHN. Although the national economy has exhibited signs of improvement, economic conditions are still stressed and could regress which may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers resulting in continued pressure on net interest income. Additionally, despite the significant reduction of legacy national lending operations, the ongoing economic stress and uncertainty in the housing market could continue to affect borrower defaults resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. Economic and political uncertainty could also lead to changes in repurchase practices of GSEs which could result in additional repurchase losses for loans sold subject to repurchase requests from GSEs. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies within MD&A, and Note 9 - Contingencies and Other Disclosures for additional discussion regarding FHN’s repurchase obligations.

Although FHN has little direct exposure to Euro-denominated assets or to European debt, major adverse events in Europe could have a substantial indirect impact on FHN. Because the U.S. financial system in many ways is linked to the European financial system, a major adverse event could negatively impact liquidity in the U.S. causing funding costs to rise, or could potentially limit availability of funding through conventional markets in a worst-case scenario. FHN also could be adversely affected by European - triggered events impacting hedging or other counterparties, customers with European businesses and/or assets denominated in the Euro, the U.S. economy, interest rates, inflation/deflation rates, and the regulatory environment should there be a political response to major financial disruptions, all of which could have a financial impact on FHN.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Law”) mandates significant change across the industry and authorizes many expansive new regulations to be issued in the future. It is uncertain at this time exactly how the Reform Law and associated regulations will affect FHN and the industry. The Reform Law has to date increased, and in the future is likely to continue to increase, compliance costs and risk while also reducing revenues and margins of certain products. Because the full impact of the Reform Law may not be known for some time, FHN will continue to assess the effect of the legislation and associated regulations on the Company as the regulations are adopted.

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

In addition, on June 7, 2012, the U.S. banking regulators issued notices of proposed rulemakings (“NPRs”) to implement the revised capital standards for U.S. financial institutions as required by the Reform Law. The NPRs include changes to the definition of capital and an increase in capital requirements that phase in over many years largely consistent with the revised capital standards for international banks known as “Basel III”. In addition, the NPR addressing standardized risk-weighting of assets would significantly change the risk-weighting of certain assets for almost all U.S. financial institutions beginning in 2015. It is not known to what extent the NPRs will be adopted as proposed, but FHN estimates that it would have remained a well-capitalized institution under its interpretation of the proposed increased capital requirements and risk-weighted asset revisions if the proposals had been fully in effect as of September 30, 2012.

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

By the end of first quarter 2011, federal banking regulators had completed examinations of foreclosure and loss mitigation practices of large, federally regulated mortgage servicers, including FHN’s 2008 subservicer. Regulators have entered into consent decrees with several of the institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer is subject to a consent decree and its parent company recently agreed to pay related monetary sanctions. The 2008 subservicer has advised FHN that it has implemented or was in the process of implementing the new standards as the subservicing relationship terminated in August 2011. In accordance with the terms of the consent decree, the 2008 subservicer has commenced an independent third-party assessment of its foreclosure processes and is participating in a regulator-prescribed foreclosure claims review process. FHN is cooperating with and assisting its 2008 and 2011 subservicers in reviewing any consumer complaints originating out of the claims review process which is scheduled for completion on December 31, 2012. The 2008 subservicer is advising FHN of the number of claims/complaints filed relating to FHN subserviced loans. The OCC has issued information outlining remediation guidelines for various types of claims/complaints if and when the claim/complaint is determined to be valid. As a result of the above examinations, in 2011 the OCC issued Supervisory Guidance relating to Foreclosure Management setting forth the OCC’s expectations for the oversight and management of mortgage foreclosure activities for national banks, and requiring self-assessments of foreclosure management practices including compliance with legal requirements, testing and file reviews. FHN has reviewed the Supervisory Guidance and utilized a third party consultant to assist in its self-assessment of its foreclosure management process relating to all its mortgage servicing, including that conducted by the 2011 subservicer. The assessment was completed in the fourth quarter 2011; FHN is implementing changes to strengthen its processes including additional oversight and review processes. Also in connection with the 2008 subservicer’s third party assessment and claims process, FHN and its 2011 subservicer are cooperating with the 2008 subservicer to identify and correct any servicing deficiencies in foreclosure or loss mitigation that might impact FHN’s subserviced loans.

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

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs and servicing timeline penalties, compensatory damages, and curtailments charged prior to the servicing transfer by GSEs and a government agency in connection with FHN’s transfer of subservicing to its 2011 subservicer in the amount of $8.9 million. The 2008 subservicer also is seeking reimbursement for expenditures the 2008 subservicer has or anticipates it will incur under the consent decree and OCC bulletin relating to foreclosure review (collectively, “foreclosure review”), alleging that FHN has an implied agreement to participate in and share in such cost. The foreclosure review expenditures for which the 2008 subservicer presently seeks reimbursement are approximately $34.8 million. The 2008 subservicer has indicated that additional reimbursement requests will be made as the foreclosure review continues. FHN disputes that it has any responsibility or liability for either demand under the 2008 subservicing agreement or otherwise. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously.

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

See Note 15 - Fair Value of Assets and Liabilities, the “Determination of Fair Value” section for a description of FHN’s valuation methodology for MSR and excess interests. FHN relies primarily on a discounted cash flow model to estimate the fair value of MSR and excess interests. Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSR requires FHN to make several critical assumptions based upon current market data. The primary critical assumptions used by FHN to estimate the fair value of excess interests are prepayment speeds and discount rates.

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

FHN engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions as of September 30, 2012 and 2011, were reasonable based on the price discovery process.

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

Hedging the Fair Value of MSR and Excess Interests

FHN enters into financial agreements to hedge a substantial portion of its retained interests in order to minimize the effects of loss in value of MSR and excess interests associated with increased prepayment activity that generally results from declining interest rates. See Note 14 - Derivatives for information related to FHN’s hedging of retained interests. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. Successful economic hedging will help minimize earnings volatility that may result from carrying MSR and excess interests at fair value. FHN does not specifically hedge the change in fair value of MSR or excess interests attributed to other risks, including unanticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), discount rates, cost to service, and other factors. To the extent that these other factors result in changes to the fair values, FHN experiences volatility in current earnings due to the fact that these risks are not currently hedged.

REPURCHASE AND FORECLOSURE LIABILITY

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. From 2005 through 2008, FHN originated and sold $69.5 billion of agency mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans without recourse in proprietary transactions. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. In addition, through its legacy mortgage business FHN originated with the intent to sell and sold HELOC and second lien mortgages through whole loan sales to private purchasers.

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

For loans sold or securitized without recourse, FHN has obligations to either repurchase the loan for its outstanding principal balance or make the purchaser whole for the economic losses of the loan if it is determined that the loan sold was in violation of representations or warranties made by FHN upon closing of the sales. Contractual representations and warranties vary significantly depending upon the transaction and purchaser-type (agency versus private) of the loans transferred. Typical whole loan sales include relatively broad representations and warranties, while FH proprietary securitizations include more limited representations and warranties. Nearly all of FHN’s accrued liability for repurchase obligations for alleged breaches of representations and warranties relate to mortgage loans sold to GSEs from 2005 through 2008. As of September 30, 2012, FHN has not received any repurchase requests from the trustee of FH proprietary securitizations and has not accrued for losses associated with alleged representation and warranties violations related to FH proprietary securitizations.

Repurchase Accrual Methodology

Estimating probable losses associated with FHN’s repurchase obligations for alleged breaches of representations and warranties related to prior agency loan sales requires significant management judgment and assumptions. The loss estimation process relies on historical observed trends that may or may not be representative of future actual results such as observed loss severities, resolution statistics, delinquency trends, and historical average loan sizes. Additionally, the level of repurchase/make-whole request and associated losses are affected by external factors such as GSE review practices and selection criteria, housing prices, actions of MI companies, and economic conditions, all of which could change in the future. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and are subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

FHN has evaluated its exposure under all of these obligations, including a smaller amount related to equity-lending junior lien loan sales, and accordingly has reserved for losses of $293.5 million and $171.4 million as of September 30, 2012 and 2011, respectively. Liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition while expense is included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. Unless GSE repurchase practices or outcomes change significantly, FHN expects that the remaining portion of the mortgage repurchase liability established as of September 30, 2012 will be sufficient for losses resulting from current pending and projected repurchase requests from the two GSEs. However, FHN continues to monitor trends in claims activity, loss severities, success rates, GSE review practices, and MI cancellations in order to assess the adequacy of the repurchase liability. At September 30, 2012, FHN had not accrued for exposure for repurchase of loans related to FH proprietary securitizations arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that offering documents under which the loans were securitized were materially deficient.

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

Management believes the accounting estimates associated with determining fair value as part of the goodwill impairment test is a “critical accounting estimate” because estimates and assumptions are made about FHN’s future performance and cash flows, as well as other prevailing market factors (e.g., interest rates, economic trends, etc.). FHN’s policy allows management to make the determination of fair value using appropriate valuation methodologies and inputs, including utilization of market observable data and internal cash flow models. If a charge to operations for impairment results, this amount would be reported separately as a component of noninterest expense. This critical accounting estimate applies to the regional banking and capital markets business segments. As of September 30, 2012, the corporate and non-strategic segments had no associated goodwill. In first quarter 2011, the non-strategic segment recognized goodwill impairment of $10.1 million related to the contracted sale of FHI. FHN allocated a portion of the goodwill from the applicable reporting unit to the asset group held for sale in determining the carrying value of the disposal group. In determining the amount of impairment, FHN compared the carrying value of the disposal group to the estimated value of the contracted sale price, which primarily included observable inputs in the form of financial asset values but which also included certain non-observable inputs related to the estimated values of post-closing events and contingencies. Impairment of goodwill was recognized for the excess of the carrying amount over the fair value of the disposal group. Reporting units have been defined as the same level as the operating business segments.

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

Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. Under this method, the net DTA or DTL is based on the tax consequences of differences between the book and tax bases of assets and liabilities, which are determined by applying enacted statutory rates applicable to future years to these temporary differences. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, deferred tax assets are subject to a “more likely than not” test to determine whether the full amount of the deferred tax assets should be realized in the financial statements. If the “more likely than not” test is not met, a valuation allowance must be established against the deferred tax asset. On September 30, 2012, FHN’s net DTA was approximately $250 million, which includes the benefit of $110.3 million in federal income tax credit carryforwards and federal net operating losses, $17.1 million in state income tax loss carryforwards, and deferred taxes on temporary differences. FHN evaluates the likelihood of realization of the net DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial operations. Realization is dependent on generating sufficient taxable income prior to expiration of the carryforwards attributable to the DTA. In projecting future taxable income, FHN incorporates assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business.

As of September 30, 2012, FHN has federal income tax credit carryforwards and state income tax NOL carryforwards, which will expire in varying amounts between 2029 and 2032. FHN believes that is more likely than not that a portion of the benefit of certain state NOL carryforwards will not be realized. In recognition of this risk, a valuation allowance of $8.0 million has been provided on the gross DTAs relating to these state NOL carryforwards. FHN forecasts substantially more taxable income in the carryforward period than needed to support the temporary differences and credits included in the remaining net deferred tax asset. FHN believes that it will realize the benefit from the temporary differences and federal credit carryforward in the remaining DTA within a significantly shorter period of time than the twenty-year carryforward period allowed under the tax rules. Based on current analysis, FHN believes that its ability to realize the approximate $250 million net DTA is more likely than not. In the event FHN is able to determine that the deferred income tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

NON-GAAP Information

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 22 - Non-GAAP to GAAP Reconciliation

	Three Months Ended September 30
(Dollars in thousands)	2012	2011
Net interest income adjusted for impact of fully taxable equivalent (“FTE”) (Non-GAAP)
Total Consolidated
Net interest income (GAAP)	$173,465	$176,340
FTE adjustment	1,752	1,555

Net interest income adjusted for impact of FTE (Non-GAAP)	$175,217	$177,895

	September 30		December 31
(Dollars in Thousands)	2012	2011	2011
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,641,392	$2,875,113	$2,850,452
Less: Noncontrolling interest - FTBNA preferred stock (b)	294,816	294,816	294,816
Less: Trust preferred (c)	200,000	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,146,576	$2,380,297	$2,355,636

Risk Weighted Assets
(C) Risk weighted assets (a)	$20,082,978	$19,910,843	$20,026,412

Total Assets
(D) Total assets (GAAP)	$25,739,830	$25,571,469	$24,789,384

Ratios
(B)/(C) Tier 1 common ratio (Non-GAAP)	10.69%	11.95%	11.76%
(A)/(D) Tier 1 capital to total assets (GAAP)	10.26%	11.24%	11.50%

(a)	Defined by and calculated in conformity with bank regulations.
(b)	Represents FTBNA preferred stock included in noncontrolling interest. Included in total equity on the Consolidated Condensed Statements of Condition.
(c)	Included in Term borrowings on the Consolidated Condensed Statements of Condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 104 of this report and the subsections entitled “Market Risk Management” beginning on page 104 and “Interest Rate Risk Management” appearing on page 106 of this report,

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 55-59 of this report,

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

Part II.

OTHER INFORMATION

Item 1 Legal Proceedings

The “Contingencies” section of Note 9 to the Consolidated Condensed Financial Statements beginning on page 32 of this Report is incorporated into this Item by reference.

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b) Not applicable

(c)	The Issuer Purchase of Equity Securities Table, including the explanatory notes, is incorporated herein by reference to Table 9 and the explanatory notes included in Item 2 of Part I - First Horizon National Corporation - Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 91.

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

Exhibit No.	Description

3.2	Bylaws of First Horizon National Corporation, as amended and restated October 16, 2012, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated October 15, 2012

*4	Instruments defining the rights of security holders, including indentures

**10.1	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

**10.2	Description of 2012 Salaries for 2011 Named Executive Officers, updated and restated October 15, 2012, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated October 15, 2012.

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 49-51 and pages 179-181 in the Corporation’s 2011 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 17, 2012 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporations as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2011. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2012 and 2011, and December 31, 2011; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2012 and 2011; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: November 8, 2012	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

For exhibits marked * the Corporation agrees to furnish copies of instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries to the Securities and Exchange Commission upon request.

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

Exhibit No.	Description

3.2	Bylaws of First Horizon National Corporation, as amended and restated October 16, 2012, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated October 15, 2012

*4	Instruments defining the rights of security holders, including indentures

**10.1	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

**10.2	Description of 2012 Salaries for 2011 Named Executive Officers, updated and restated October 15, 2012, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated October 15, 2012

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 49-51 and pages 179-181in the Corporation’s 2011 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 17, 2012 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporations as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2011. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2012 and 2011, and December 31, 2011; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2012 and 2011; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase