Form 10-K
period 2012-12-31
FIRST HORIZON NATIONAL CORP
filed 2013-02-27
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
- or -
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from __________ to__________

Commission File Number 001-15185

FIRST HORIZON NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

TENNESSEE	62-0803242
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

165 Madison Avenue, Memphis, Tennessee	38103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 901-523-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

$0.625 Par Value Common Capital Stock Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A	New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☒ NO

At June 30, 2012, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $2.1 billion.

At January 31, 2013, the registrant had 243,401,545 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2012 Annual Report to shareholders – Parts I, II, and IV

Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for May 2, 2013 – Part III

PART I

Note on Page Number References

In this report, references to specific pages in the Corporation’s 2012 Annual Report to shareholders (sometimes referred to as the “2012 annual report”), or to specific pages of its consolidated financial statements or the notes thereto, refer to page numbers appearing in Exhibit 13 to this report on Form 10-K.

ITEM 1
BUSINESS

General Overview

          First Horizon National Corporation (the “Corporation,” “FHN,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and are a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2012, the Corporation had total consolidated assets of $25.5 billion and ranked 1st in terms of total assets among Tennessee-headquartered bank holding companies.

          We provide diversified financial services primarily through our principal subsidiary, First Tennessee Bank National Association (the “Bank” or “FTBNA”), and its subsidiaries. Financial results of operations are reported through segments based on financial accounting and reporting principles rather than the legal structure of the Bank and other subsidiaries. At year-end 2012 FHN has four business segments: regional banking, capital markets, corporate, and non-strategic.

          The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and surrounding markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions.

          The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales.

          The corporate segment consists of gains on the extinguishment of debt, unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, and various charges related to restructuring, repositioning, and efficiency initiatives.

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

          The approximate percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) and consolidated expenses ascribed to each of our segments for the past three years is set forth below. During that period: the Regional Banking segment’s share of total revenues has grown while its share of total expenses has decreased slightly; Capital Markets’ share of revenues and of expenses has remained relatively constant; and the share of revenues provided by Non-Strategic has fallen while its share of expenses rose significantly in 2012. The 2012 expense figures were impacted significantly by a substantial expense recognized in the second quarter, in the non-strategic segment, related to provision for mortgage repurchase.

REVENUE AND EXPENSE MIX ASSOCIATED WITH BUSINESS SEGMENTS

	Revenues			Expenses

	2012	2011	2010	2012	2011	2010

Regional Banking	63%	56%	51%	41%	44%	45%
Capital Markets	26%	25%	27%	19%	25%	24%
Corporate	*	4%	4%	7%	8%	5%
Non-Strategic	11%	15%	18%	33%	23%	26%

* Amount is less than 1%.

          Financial and other additional information concerning our segments – including information concerning assets, revenues, and financial results – appears in the response to Item 7 of Part II hereof and Note 21 to the Consolidated Financial Statements contained in our 2012 Annual Report to shareholders. During 2012 approximately 49% of our consolidated revenues were provided by fee and other noninterest income and approximately 51% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

          The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2012 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $1.4 billion and contributed the majority of our consolidated revenue from continuing operations. At December 31, 2012, the Bank had $25.3 billion in total assets, $16.7 billion in total deposits, and $16.4 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2012.

          At December 31, 2012, the Corporation’s subsidiaries had over 200 business locations in 16 U.S. states and Hong Kong, excluding off-premises ATMs. Almost all of those locations were bank financial centers and FTN Financial offices.

          At December 31, 2012, the Bank had 178 branch locations in four states: 167 branches in the major metropolitan areas of Tennessee discussed in the “Competition” section beginning on page 17 of this report; 2 branches in northwestern Georgia; 7 branches in northwestern Mississippi; and 2 branches in North Carolina.

          FTN Financial products and services, at December 31, 2012, were offered through 17 offices in total, including 16 offices in 14 states plus an office in Hong Kong. Shortly after year end FTN opened two additional offices in the U.S.

          At December 31, 2012, we provided the following services through our subsidiaries:

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

Recent Significant Changes

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

          Starting in 2007 the economic environment began to worsen significantly, especially in terms of residential real estate transactions and values. That environment became a recession in 2008 and 2009 which in many respects continues to impact the U.S. economy today. In 2007 we began to change our strategy substantially. During this time we focused on enhancing our credit management processes, improving our efficiency, redirecting resources to support and build our regional banking and capital markets businesses, and eliminating through sale or closure those business units which no longer fit our strategy. Many of those efforts are continuing today. By the end of 2008 most of our national businesses had been sold or closed, including our mortgage businesses outside of Tennessee, our national lending businesses, and all of our national bank branches. We raised significant amounts of equity capital twice in 2008, once by selling common stock in the public markets and later by selling preferred stock and a common stock warrant to the U.S. Treasury. In 2008 and 2009 our loan loss expense climbed to very high levels. In 2010 we raised additional common equity capital as well as senior debt capital while retiring the U.S. Treasury’s preferred stock. Since 2008 we have retired debt, grown deposits, and become less leveraged.

          These actions have changed our company in substantial ways. At the end of 2012 we are a smaller company in terms of assets and liabilities than we were in 2007, with a different business mix and strategic focus. We still hold a substantial amount of legacy national assets, mostly in the form of retail and commercial loans, and our efficiency and other re-focus efforts are continuing. Also, we continue to manage liabilities stemming from the national business activities conducted before 2009, particularly in the areas of mortgages we sold and mortgages we securitized under our First Horizon brand. The following table provides selected data concerning our revenues, assets, liabilities, and shareholders’ equity for the past six years.

SELECTED CONSOLIDATED REVENUE, ASSET, LIABILITY, AND EQUITY DATA
(Dollars in millions; financial condition data shown as of December 31)

	2012	2011	2010	2009	2008	2007

Net interest income	$688.7	$700.8	$730.8	$776.5	$895.1	$940.6
Provision for loan losses	78.0	44.0	270.0	880.0	1,080.0	272.8
Noninterest income	671.3	786.0	932.7	1,234.4	1,438.3	783.9
Total assets	25,520.1	24,789.4	24,699.0	26,068.7	31,022.0	37,015.5
Total deposits	16,629.7	16,213.0	15,208.2	14,867.2	14,241.8	17,032.3
Total term borrowings	2,226.5	2,481.7	3,228.1	2,891.1	4,767.7	6,828.4
Total liabilities	23,010.9	22,104.7	22,020.9	22,766.2	27,447.3	34,584.6
Preferred Stock Series CPP	—	—	—	798.7	782.7	—
Total Shareholders’ Equity	2,509.2	2,684.6	2,678.0	3,302.5	3,574.6	2,430.9

Other General Information

          An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements, which information is incorporated into this Item 1 by this reference.

          All of the Corporation’s operating subsidiaries at December 31, 2012 are listed in Exhibit 21. The Bank has filed notice with the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described below. Martin and Company, Inc., First Tennessee Advisory Services, Inc., and FTN Financial Main Street Advisors, LLC are registered with the SEC as investment advisers. Hickory Venture Capital Corporation is licensed as a Small Business Investment Company. First Tennessee Brokerage, Inc. and FTN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Tennessee Insurance Services, Inc., First Horizon Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a captive insurance company. FTN Financial Securities Corp., First Horizon Insurance Services, Inc., First Tennessee Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. First Tennessee Brokerage, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. FTN Financial Asia, Ltd. is a subsidiary based in Hong Kong. FTN Financial Asia, Ltd. is registered to carry on a Type 1 regulated activity (Dealing in Securities) with the Securities and Futures Commission in Hong Kong. First Horizon Insurance Agency, Inc. is inactive.

          Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2012.

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

          At December 31, 2012, the Corporation and its subsidiaries had 4,514 employees, or 4,498 full-time-equivalent employees, not including contract labor for certain services.

          For additional information on the business of the Corporation, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections contained in pages 3 through 78 of the Corporation’s 2012 Annual Report to shareholders, which sections are incorporated herein by reference.

          The Corporation’s current internet address is www.fhnc.com. In the Investor Relations section of its internet website, under the Financial Information – SEC Filings pull-down tab, the Corporation makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after the Corporation files such material with, or furnishes such material to, the Securities and Exchange Commission. Additional information regarding materials available on the Corporation’s website is provided in Item 10 of this report beginning on page 48.

Supervision and Regulation

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

          In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching Legislation.” The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2012, the Corporation estimates that it held approximately 13% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. See also “Interstate Banking and Branching Legislation” below.

          The Bank is a national banking association subject to regulation, examination and supervision by the OCC as its primary federal regulator. The Bank is insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the “FDIC”) and is subject to regulation in certain respects by the Consumer Financial Protection Bureau (the “Bureau”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.

          Payment of Dividends

          The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Corporation, including cash flow to pay dividends on its stock or principal (including premium, if any) and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders.

          As a national bank, the Bank is required by federal law to obtain the prior approval of the OCC for the payment of cash dividends if the total of all dividends declared by the board of directors of the Bank in any year will exceed the total of (i) its net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. A national bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

          In addition, under the Federal Deposit Insurance Act (“FDIA”), an FDIC-insured depository institution may not make any capital distributions or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

          At December 31, 2012 and at January 1, 2013, under dividend restrictions imposed under applicable federal laws as outlined above, the Bank could not legally declare cash dividends on the Bank’s common or preferred stock without obtaining regulatory approval. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption “Liquidity Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 49 of the Corporation’s 2012 Annual Report to shareholders; and under the caption “Restrictions on Dividends” in Note 13 – Regulatory Capital and Restrictions beginning on page 123 which is part of the material from our 2012 annual report that has been incorporated by reference into Item 8 of Part II of this report. As mentioned in those sections, the Bank has requested OCC approval to declare dividends on the Bank’s outstanding preferred stock payable in April 2013.

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

          In 2008 the Corporation discontinued paying a quarterly cash dividend to its common stockholders and began distributing a quarterly dividend payable in shares of common stock. In 2010 the Corporation returned to profitability, but preferred stock payments to the Treasury in connection with the TARP program significantly exceeded those earnings. In January 2011 the Corporation, having exited the TARP program, resumed a cash dividend at the rate of one cent per share, substantially lower than the rate prior to 2008. In January 2013 the Corporation announced an increase in its quarterly cash dividend rate to five cents per share.

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

          Capital Adequacy

          The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less any amounts of goodwill, other intangible assets, and other items that are required to be deducted (“Tier 1 Capital”). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2012, the Corporation’s consolidated Total Capital and Tier 1 Capital ratios were 15.94% and 13.10%, respectively.

          The Federal Reserve Board, the FDIC, and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. Under the market risk requirements applicable to the Corporation and Bank through December 31, 2012, capital was allocated to support the amount of market risk related to a financial institution’s ongoing trading activities for banks with relatively large trading activities. Institutions were able to satisfy any related additional capital requirement, in part, by issuing short-term subordinated debt that qualified as Tier 3 capital. The market risk rules were amended effective January 1, 2013, as discussed below.

          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Corporation’s Leverage Ratio at December 31, 2012 was 10.63%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

          The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the Comptroller. The Corporation believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2012. Neither the Corporation nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

          During 2009, the U.S. Department of the Treasury, the Federal Reserve Board, the FDIC, and the OCC initiated a capital assessment program. Under the program, the capital needs of selected major U.S. banking institutions were evaluated for resilience under economic stress. In 2010, the Dodd-Frank Reform Act (discussed below) required regulators to adopt rules requiring institutions with total consolidated assets of more than $10 billion to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses as a result of adverse economic scenarios. These developments led to the adoption in October 2012 and January 2013 of enhanced new stress test rules by the U.S. regulators. Under the new requirements, covered institutions must conduct an annual stress test, report results to their primary regulator, and publicly disclose certain results of the tests.

          The Federal Reserve’s final rules provide stress testing requirements for certain bank holding and other companies. The categories of financial institutions covered immediately by the new framework include: the largest, most complex financial organizations; U.S. banks and thrifts with $50 billion or more in total consolidated assets; and foreign banking organizations that have U.S. operations with $50 billion or more in combined assets. In general, other companies, such as the Corporation, with total assets between $10 billion and $50 billion will begin conducting their first stress test in the fall of 2013 will not have to publicly disclose the results of that first stress test.

          The OCC’s final stress testing rule applies to all covered institutions, including the Bank. It establishes two categories of covered institutions, those with average total consolidated assets of $50 billion or more and those, like the Bank, with assets from $10 billion to $50 billion. For the second group, the rules are not effective until October 2013.

          Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action” beginning on page 11 of this report for additional information. Major revisions to the capital guidelines have been proposed, as discussed below.

          In 1999, the Basel Committee on Banking Supervision began to develop an improved international capital adequacy framework by issuing its proposals to revise the 1988 Capital Accord, sometimes known as Basel I. The current U.S. version of the Basel I rules are the capital rules applicable to the Corporation and the Bank at the present time, as discussed above. As a result of that effort, in 2004 the Basel Committee issued a new capital framework (Basel II) which consisted of minimum capital requirements, a supervisory review process, and the effective use of market discipline.

          In 2006 the U.S. regulators published a revised Notice of Proposed Rulemaking (“NPR”) for Basel II. The Basel II NPR took effect in the U.S. in 2008. The Basel II rules currently apply in the U.S. only to certain core banks with total assets of $250 billion or more, but allows non-core banks to opt-in. For those non-core banks that do not opt in, including the Bank, an NPR was issued in 2006, known as Basel IA, which proposed certain revisions to the Basel I capital rules, and in 2008 the agencies issued a supplemental NPR. The Basel IA NPRs were not finally adopted or implemented.

          In 2010 international banking industry regulators largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The new international rules, known as “Basel III”, generally increase the capital required to be held and narrow the types of instruments which will qualify as providing appropriate capital. Among other things, Basel III establishes these minimum ratios: common equity to risk weighted assets of 4.5%; Tier 1 capital of 6%; and total capital of 8%. Basel III additionally requires banks to hold a 2.5% countercyclical buffer added to each of those ordinary minimum ratios during certain periods determined by regulators from time to time. Basel III does not apply to U.S. banks until adopted by U.S. regulators.

          In June 2012 the U.S. regulators adopted changes, effective January 1, 2013, to the market risk rules applicable to covered institutions—those with aggregate trading assets and trading liabilities of at least 10% of their total assets or at least $1 billion. The Corporation and the Bank are covered institutions under the amended rule. The revisions contained in the rule change the methodology for calculating the risk-weighted assets related to trading assets and include, among other things, the addition of a stressed value at risk component. The rule eliminates the use of credit ratings in calculating specific risk capital requirements for certain debt and securitization positions. Alternative standards of creditworthiness were established for specific standardized risks, such as exposures to sovereign debt, public sector entities, other banking institutions, corporate debt, and securitizations.

          In June 2012 the U.S. regulators proposed adoption of a U.S. version of the Basel III rules and other major changes to capital and risk requirements in three separate NPRs. At year-end the rules proposed in the NPRs had not been finally adopted and are not yet effective. The key aspects of the three NPRs include:

•

U.S. Basel III NPR. The Basel III proposal would harmonize the risk-based and leverage capital requirements in the U.S. with Basel III in Europe. The NPR would apply to all U.S. insured banks and savings associations, U.S. bank holding companies with more than $500 million in assets, and U.S. savings and loan holding companies. The proposal would, among other things, require a common equity tier 1 capital ratio of 4.5% (a new requirement), a tier 1 capital ratio of 6% (raised from the current 4%), a total capital ratio of 8% of risk-weighted assets, and a tier 1 leverage ratio of 4%. In addition, institutions operating under the advanced approaches rules (see below) would be subject to a minimum supplementary tier 1 leverage ratio of 3% that incorporates a broader set of exposures than the regular requirement. If a capital conservation buffer of 2.5% of common equity tier 1 capital is not maintained in addition to the new minimum, special restrictions would apply to capital distributions (such as dividends and stock repurchases) and on certain compensatory bonuses. An additional countercyclical buffer could be imposed on systemically important institutions. All of the requirements would be phased in, becoming fully effective by January 1, 2019.

•

Standardized Approaches NPR. The standardized approaches NPR would revise the U.S. rules for calculating risk-weighted assets to enhance risk sensitivity and address certain weaknesses. Topics addressed include alternatives to credit ratings, methods for risk-weighting residential mortgages, securitization exposures, and counterparty credit risk. The proposed range of risk weights for residential mortgages is broad, from 35% to 200%. The practical effect of an extreme weighting being assigned to a mortgage product would be to make that product uneconomic, except in narrow circumstances, for lenders covered by the rule.

•

Advanced Approaches and Market Risk NPR. The advanced approaches portion of this NPR proposes rules supplemental to those proposed under the standardized approaches NPR for advanced approaches banking organizations. Those organizations have consolidated assets greater than $250 billion, or have on balance sheet non-U.S. exposures of $10 billion or more. The proposal also would introduce new disclosure requirements that would apply to U.S. banking organizations with $50 billion or more in total assets. The market risk portion of the NPR would apply the amended market risk rules discussed above to certain thrifts and other institutions.

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

          Cross-Guarantee Liability

          Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. Currently the Bank is the only depository institution owned by the Corporation. In the event that the Corporation established or acquired another depository institution, any loss suffered by the FDIC in respect of one subsidiary bank would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the Corporation’s other subsidiary bank(s), and a potential loss of the Corporation’s investment in such subsidiary bank.

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

          At December 31, 2012, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. As noted under the caption “Capital Adequacy” beginning on page 8 of this report, significant changes to those requirements have been proposed.

          Interstate Banking and Branching Legislation

          Federal law allows a national bank to establish and operate a de novo branch in states other than the bank’s home state if the law of the bank’s home state would permit establishment of the branch if the bank were chartered in that state, subject to standard regulatory review and approval requirements. Federal law also allows a national bank to acquire an existing branch in a state in which the bank is not headquartered and does not maintain a branch if the OCC approves the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the bank were chartered by that state.

          Additionally, the Reform Act created a number of regulatory requirements for interstate merger and acquisition activity, including the following: the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; and regulators must assess the transaction for incremental systemic risk.

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

          No new financial activity may be commenced under the GLB Act unless the national bank and all of its depository institution affiliates have at least “satisfactory” CRA ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above. In addition, the GLB Act contains a number of other provisions that may affect the Bank’s operations, including functional regulation of the Bank’s securities operations by the SEC and the Bank’s insurance operations by the states and limitations on the use and disclosure to third parties of customer information. At December 31, 2012, the Corporation is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Other General Information” beginning on page 4 of this report.

          Dodd-Frank Reform Act

          The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Act”) was enacted on July 21, 2010. The Reform Act made a substantial number of significant changes to how financial services companies are regulated. Most of the most sweeping changes in the Reform Act are not complete or specific but instead authorize potentially expansive new regulations to be issued in the future, possibly over several years. Overall, the Corporation expects that the Reform Act and its regulations are likely to increase the Corporation’s regulatory compliance and certain other costs significantly, and they are likely to constrain operations and revenues in some respects, perhaps significantly in some areas.

          Provisions or topics of the Reform Act and the regulatory regimes which will arise under it that the Corporation anticipates will be key to the Corporation and the Bank are:

•

The Reform Act requires capital, leverage, and other financial strength requirements to be re-examined by regulators and made counter-cyclical. Current proposals in response to this are discussed in the “Capital Adequacy” section beginning on page 8 of this report.

•

The Reform Act excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion will be to remove $200 million of currently outstanding long-term securities from the Corporation’s Tier 1 capital after a phase-out period which begins in 2013.

•	The Financial Stability Oversight Council (“Council”) was created which oversees financial industry regulators and regulation in certain areas, especially relating to the areas of risk and stability.
•

The Reform Act established the Consumer Financial Protection Bureau (“Bureau”). The Bureau has expansive regulatory authority over consumer products and practices in the financial services industry, including the authority to define deceptive practices and centralize consumer complaints. In 2012 the Bureau adopted or proposed a number of new rules, discussed below.

•

Regulations under the Reform Act’s so-called Durbin Amendment went into effect in the fourth quarter of 2011. They severely cap the interchange fees which banks charge merchants for debit card transactions, and are estimated to have reduced the Bank’s fee income by approximately $4-5 million per quarter. The Bank has adjusted certain fee structures and taken other steps designed to mitigate the effects of this lost income, as have many other banks.

•	The Reform Act created a new registration regime for municipal securities advisors, along with new fiduciary duties.
•	The Reform Act authorized the regulatory imposition of fiduciary duties on retail securities brokers and restrictions on such brokers from including arbitration clauses in customer agreements.
•

The Reform Act imposed new duties on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types and to make certain periodic reports which will be public.

•	The Reform Act’s so-called Volcker Amendment substantially restricted so-called proprietary trading and investments in hedge funds or private equity funds.
•	Under the Reform Act deposit insurance costs are likely to increase. This is discussed further under the caption “FDIC Insurance Assessments; DIFA” beginning on page 15 of this report.
•	The Reform Act authorized the establishment of a new regulatory framework for the derivatives markets.

The list above is not exhaustive. It reflects the Corporation’s current assessment of the Reform Act provisions that are reasonably possible to have a substantial impact in the future. It is possible that at least some other areas unexpectedly will become significant to the Corporation or the Bank as the regulatory processes unfold.

          Consumer Regulation under the Bureau

          In 2012 the Bureau adopted or proposed significant new rules. Key rules for the Bank include detailed regulation of mortgage servicing practices and detailed regulation of mortgage underwriting practices. The latter rules, among other things, establish the definition of a “qualified mortgage” using traditional underwriting practices involving down payments, credit history, income levels and verification, and so forth. The rules effectively discourage lenders from originating non-qualified mortgages. Accordingly, traditional banks and other types of lenders covered by the Bureau’s jurisdiction are likely to substantially curtail or discontinue offering non-qualified mortgage products.

          The Reform Act curtailed the Bureau’s ability to adopt new rules until its director was duly appointed. Senate approval was required for the appointment. The Bureau’s director was appointed early in 2012 without Senate approval, purportedly during a Senate recess. During the same recess certain other appointments were made to the National Labor Relations Board. The appointments were made on a recess basis reportedly to avoid a political struggle in the Senate to win approval. A federal appellate court recently held that the NLRB recess appointments were invalid because the Senate was not in recess. If that ruling ultimately is sustained, it is not clear what impact that could have on the Bureau’s rules adopted to date; it is possible that some of the rules could be declared invalid, at least until a director is validly appointed.

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

          During 2008 and 2009, losses from bank failures significantly diminished the DIF. Late in 2008 the FDIC announced a multi-year restoration plan for the DIF which included an increase in deposit insurance premium rates of 7 basis points across all rate categories, effective for the first quarter of 2009. In June 2009 the FDIC imposed an emergency 20-basis-point special assessment. In November 2009 the FDIC required banks to pre-pay three years of premiums in 2009. Early in 2010 the FDIC announced an initiative to link deposit insurance premium rates to the risks associated with a bank’s employee compensation structures. In July 2010 the Reform Act was passed, requiring the FDIC to further reform funding for the DIF and mandating several changes, most notably that insurance premiums be based on an institution’s consolidated assets net of tangible capital rather than on its insured deposit base. The FDIC adopted a new assessment system beginning in 2011 which created a new rate grid structure. In the grid, base rates range from 5 to 35 basis points annually, and fully adjusted rates range from 2.5 to 45 basis points annually. Key factors in the grid include: the institution’s risk category (I to IV); whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment.

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

          Insurance Activities

          Subsidiaries of the Corporation sell various types of insurance as agent in a number of states. Insurance activities are subject to regulation by the states in which such business is transacted. Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing and marketing and sales practices.

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

Effect of Governmental Policies

          The Bank is affected by the policies of regulatory authorities, including the Federal Reserve System and the Comptroller. An important function of the Federal Reserve System is to regulate the national money supply.

          Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government and other securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; changes in the reserve requirements of depository institutions; and, indirectly, changes in the federal funds rate, which is the rate at which depository institutions lend balances to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.

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

Proposals

          Various bills are from the time to time introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations are proposed by the regulatory agencies which could affect the business of the Corporation and its subsidiaries. For example, substantial new regulatory measures are likely to continue to be issued as discussed under “Dodd-Frank Reform Act” beginning on page 13 of this report. Generally it cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the business of the Corporation and its subsidiaries may be affected thereby.

Competition

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

          In recent years certain financial companies or their affiliates that traditionally were not banks have converted to bank status or otherwise have been able to compete more directly with the Bank for deposits and other traditional banking services and products. Fluidity within the industry is likely to continue. Non-traditional companies competing with us include investment banks, brokerage firms, insurance company affiliates, and the financing company associated with an automobile manufacturer. For additional information on the competitive position of the Corporation and the Bank, refer to the “General” subsection above of this Item 1. Also, refer to the subsections entitled “Supervision and Regulation” and “Effect of Governmental Policies,” both of which are relevant to an analysis of the Corporation’s competitors. Due to the intense competition in the financial services industry, the Corporation makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds

          Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections, including the subsection entitled “Liquidity Management,” contained in pages 3 through 78 (including pages 49 through 51) of the Corporation’s 2012 Annual Report to shareholders, which sections are incorporated herein by reference.

Non-U.S. Operations

          Our non-U.S. operations are not material.

Statistical Information Required by Guide 3

          The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections set forth at pages 3 through 78 of the Corporation’s 2012 Annual Report to shareholders. Certain information not contained in the 2012 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
ON DECEMBER 31
(Unaudited)

Investment Portfolio (Dollars in thousands)	2012	2011	2010

Government agency issued mortgage-backed securities & collateralized mortgage obligations	$2,785,791	$2,768,171	$2,638,698
U.S. treasuries	39,999	40,121	87,444
Other U.S. government agencies*	3,753	15,951	53,226
States and municipalities	15,255	18,070	26,015
Other	217,010	223,959	226,547

Total	$3,061,808	$3,066,272	$3,031,930

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government

Loan Portfolio (Dollars in thousands)	2012	2011	2010	2009	2008

Commercial:
Commercial, financial, and industrial	$8,796,956	$8,014,927	$7,338,155	$7,149,784	$7,819,455
Commercial real estate:
Income CRE	1,109,930	1,257,497	1,406,646	1,774,123	1,988,017
Residential CRE	58,305	120,913	263,878	639,826	1,288,435

Total Commercial	9,965,191	9,393,337	9,008,679	9,563,733	11,095,907

Retail:
Consumer real estate	5,286,279	5,291,364	5,617,619	6,931,435	7,749,368
Permanent mortgage	752,412	787,597	1,086,859	1,085,668	1,126,784
One-time close residential construction	1,684	2,358	19,275	229,487	980,798
Credit card and other	287,421	281,693	292,649	313,561	325,333
Restricted real estate loans and secured borrowings*	415,595	640,778	757,491	N/A	N/A

Total	$16,708,582	$16,397,127	$16,782,572	$18,123,884	$21,278,190

*Prior to 1Q10, certain loans that were transferred but did not qualify for sales treatment per GAAP were included in Consumer Real Estate.

Short-Term Borrowings (Dollars in thousands)	2012	2011	2010

Federal funds purchased and securities sold under agreements to repurchase	$1,906,461	$1,887,052	$2,114,908
Trading liabilities	564,429	347,285	361,920
Other short-term borrowings	441,201	172,550	180,735

Total	$2,912,091	$2,406,887	$2,657,563

Maturities of Certificate of Deposit $100,000 and more on December 31, 2012

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total

Certificates of deposits $100,000 and more	$103,159	$102,579	$128,078	$169,674	$503,490

Contractual Maturities of Commercial Loans on December 31, 2012

(Dollars in thousands)	Within 1 year	After 1 year Within 5 years	After 5 years	Total

Commercial, financial, and industrial	$4,329,595	$3,290,739	$1,176,622	$8,796,956
Commercial real estate	437,162	638,061	93,012	1,168,235

Total	$4,766,757	$3,928,800	$1,269,634	$9,965,191

For maturities over one year:
Interest rates - floating		$2,938,359	$701,489	$3,639,848
Interest rates - fixed		990,441	568,145	1,558,586

Total		$3,928,800	$1,269,634	$5,198,434

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

TABLE OF ITEM 1A TOPICS

TOPIC	PAGE	TOPIC	PAGE

Forward-Looking Statements	20	Service Risks	32
Competition Risks	21	Regulatory, Legislative, and Legal Risks	32
Risk From Economic Downturns and Changes	21	Risks of Expense Control	36
Risks Associated with Monetary Events	22	Geographic Risks	37
Strategic Objectives	23	Insurance	37
Risks Related to Exited Businesses	24	Liquidity and Funding Risks	38
Legacy Mortgage Business Risks	25	Credit Ratings	38
Reputation Risks	28	Interest Rate and Yield Curve Risks	39
Credit Risks	29	Securities Inventories and Market Risks	40
Operational Risks	31	Accounting Risks	41
		Risks of Holding our Stock	42

Forward-Looking Statements

          This report on Form 10-K and our 2012 annual report, including materials incorporated into either of them, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

          Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general, and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for us to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of our hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means; demand for our product offerings; new products and services in the industries in which we operate; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), Federal Deposit Insurance Corporation (FDIC), the Consumer Financial Protection Bureau (Bureau), the Financial Stability Oversight Council (Council), and other regulators and agencies; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

          We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in our 2012 annual report or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented below, in other Items of this report, or in material incorporated by reference into this report. Readers of this report, including our 2012 annual report, should carefully consider the factors discussed in this Item 1A below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

          We are subject to intense competition for customers. Our primary areas of competition for customers include: retail and commercial deposits and bank loans, wealth management, personal or consumer loans including home mortgages and lines of credit, capital markets products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve the markets which we serve. Some competitors are banks, subject to the same regulatory regime as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for customers, refer to the “Competition” heading of Part I, Item 1 beginning on page 17 of this report.

          We compete to raise capital in the equity and debt markets. See “Liquidity and Funding Risks” beginning on page 38 of this Item 1A for additional information concerning this risk.

          We also compete to hire, retain and motivate our employees. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our best talent will leave us and we will be unable to replace those persons effectively.

Risk From Economic Downturns and Changes

          Generally in an economic downturn our credit losses increase, demand for our products and services declines and the credit quality of our loan portfolio declines. Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, and lower fees from transactions and services.

          Since 2007 our operating results have been adversely affected by such a weakness in the economy, especially in real estate markets and commercial lending. Through December 31, 2012, we continued to experience overall credit quality improvement, but with volatility from quarter to quarter in some portfolios and (by historical norms) loss reserves, loan losses, and nonperforming assets, that continued to be elevated. In particular, the implementation of regulatory guidance related to performing junior liens behind first liens with performance issues and loans that have been discharged through bankruptcy has negatively affected asset quality trends in 2012. Net charge-offs were $131.8 million in 2007, and increased to $572.8 million and $832.3 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline and reached $324.4 million in 2011. They were $185.4 million in 2012. In 2007, the provision for loan losses was $272.8 million and then peaked at $1.1 billion in 2008. In 2009, the annual provision began to steadily decline and was $44.0 million in 2011. The provision was $78.0 million in 2012; approximately $23 million of that related to the implementation of a change in regulatory guidance. Nonperforming assets (“NPAs”) followed similar trends as the loan loss provision with the level of NPAs peaking in 2008 and continuing to decline in 2012. We expect asset quality trends to be relatively stable to slightly improving in 2013; that expectation depends upon a continued mild economic recovery, among other things, which may or may not occur. However, such trends may also be impacted by future regulatory guidance similar to that mentioned in this Item 1A under the caption “Accounting Risks” beginning on page 41. If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations in particular decline, that could result in, among other things, a deterioration in credit quality with corresponding adverse effects on our loan portfolio and loan loss provision.

Risks Associated with Monetary Events

          The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation and the shape of the yield curve. In recent years the Federal Reserve has implemented a series of domestic monetary initiatives in response to economic conditions. Several of these have emphasized so-called quantitative easing strategies. Other significant monetary strategies could be implemented in the future. Such strategies can, and often are intended to, affect the domestic money supply, inflation and interest rates, and the shape of the yield curve. Among other things, quantitative easing strategies are intended to create or maintain a low interest rate environment and to stimulate economic activity. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Interest Rate and Yield Curve Risks” beginning on page 39. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

          We may be adversely affected by the difficult economic and political situation in Europe. During 2011 and 2012 the economic and political situation in Europe became uncertain due in part to monetary and financial stresses. Although we have little direct exposure to Euro-denominated assets or to European debt, in the future major adverse events in Europe could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (i) sovereign debt default (default by one or more European governments in their borrowings), (ii) European bank and/or corporate debt default, (iii) market and other liquidity disruptions, and, if stresses become especially severe, (iv) the collapse of the European Union as a coherent economic group and/or the collapse of its currency, the Euro. Such events could impact us because the U.S. financial system is linked in many ways to the European financial system, particularly through the larger U.S. institutions and the Federal Reserve. Also, European and American markets are substantially linked so that, for example, a liquidity freeze-up in Europe could quickly impact liquidity for us in U.S. markets. The methods by which such events could adversely affect us are highly varied but broadly include the following: an increase in our cost of borrowed funds or, in a worst case, the unavailability of borrowed funds through conventional markets; impacts upon our hedging and other counterparties, especially those which have European business relationships or hold Euro assets; impacts upon our customers, especially those which have European business relationships or hold Euro assets; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation/deflation rates; and impacts upon us from our regulatory environment, which can change substantially and unpredictably from possible political response to major financial disruptions.

Strategic Objectives

          We may be unable to successfully implement our strategy to grow our retail/commercial banking and capital markets businesses. In 2007 and 2008 we modified our strategy in response to substantial and rapid changes in business conditions. As part of this change in strategy, in 2008 we sold our national mortgage platforms, closed our national specialty lending operations, and renewed our emphasis on financial services in our traditional Tennessee-based markets. Since 2008, and continuing in 2011, we have continued to sell or close units which have not performed or which do not complement our strategy. The 2008 sale of the national mortgage platforms and closure of national specialty lending have contributed to significant declines in the amount of loans we originate. From the end of 2008 to the end of 2012, loans within our non-strategic portfolio have declined 60 percent to $3.7 billion.

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
•

our ability to achieve and maintain stability in our earnings while pursuing new business opportunities which, in the current operating environment, may emphasize customers that are predisposed to change their demand for our products quickly;

•

in our capital markets business, our ability to maintain or strengthen our existing customer relationships while at the same time identifying and successfully executing upon opportunities to provide new or existing products and services to new or existing customers in the US and overseas;

•

our ability to develop and retain profitable customer relationships while expanding or enhancing our existing information processing, technology, compliance, and other operational infrastructures effectively and efficiently;

•	our ability to manage the liquidity and capital requirements associated with organic growth;
•	our ability to manage any operational, cultural, liquidity, or capital risks associated with growth through purchases; and
•	our ability to manage effectively and efficiently changes and adaptations necessitated by an increasingly complex and burdensome regulatory environment which continues to evolve rapidly.

We have in place strategies designed to achieve those elements that are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.

To the extent we engage in bank or non-bank business acquisitions, we face various risks associated with that practice, including:

•	our ability to identify, analyze, and correctly assess the execution, credit, contingency, and other risks in the acquisition and to price the transaction appropriately;
•	our ability to integrate the acquired company into our operations quickly and cost-effectively;
•	our ability to integrate the franchise value of the acquired company with our own; and,
•	our ability to retain core customers and key employees of the acquired company.

          We may be unable to successfully implement the disposition of businesses or units which no longer fit our strategic plans. We have made several exit moves in recent years and could make others again as we continue to adapt to a changing business and regulatory environment. Key risks associated with exiting a business include:

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

Risks Related to Exited Businesses

          We have significant risks from the businesses we have exited, including mortgage loan repurchase risk, claims of improper foreclosure practices and higher default rates on loans made by our former businesses. In 2008 we sold or closed our national mortgage and national specialty lending businesses. However, we retain as assets many of the loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. We also retain a substantial portion of the mortgage servicing rights that we previously serviced, we continue to maintain hedge positions that we obtain to manage certain risks related to those retained servicing rights, and we retain the risk of liability to parties with whom we made contracts in the course of operating those businesses. These legacy assets and positions continue to impose risks on us. Key risks include:

•

We have experienced elevated losses related to claims that we did not comply with contractual or other legal requirements when we sold or securitized mortgage loans. Losses at elevated levels may continue for some time to come. In 2008, we recognized expense related to obligations to repurchase loans of $29.5 million and that expense increased to $147.8 million in 2009 and $189.8 million in 2010 before declining to $159.6 million in 2011. In second quarter 2012, we recognized $250.0 million in charges to increase the repurchase reserve as a result of significant new information received from Fannie Mae bringing the repurchase and foreclosure provision to $299.3 million for 2012. Additional information concerning this risk appears in “Legacy Mortgage Business Risks” beginning on page 25 of this Item 1A.

•

We could be subject to claims that foreclosures and other servicing-related actions taken by us, or on our behalf, were done improperly. Additional information concerning this risk appears in “Legacy Mortgage Business Risks” beginning on page 25 of this Item 1A.

•

The consumer and commercial loans on our books from our former national specialty lending business have experienced significantly higher default and loss rates compared to pre-recession years. For example, due to declining home values, home loans secured on a second-lien basis in a significant number of cases have little or no collateral value to cover the loan if it defaults. Accordingly, a default on such a loan today will result in a much higher loss severity than would have resulted shortly after the loan was originated.

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

Legacy Mortgage Business Risks

          Like many other financial institutions that originated and sold significant amounts of mortgage loans, we have experienced elevated exposure to repurchase obligations from entities which purchased mortgages and mortgage-backed securities from us. Prior to August 2008, we originated loans through our legacy mortgage business, primarily first lien home loans, with the intention of selling them. A substantial majority of such loans were sold to or guaranteed by government agencies (“Agencies”) or were sold to other purchasers. Two primary types of these sales occurred: so-called whole loan sales; and sales through First Horizon branded proprietary securitizations. Whole loan sales were primarily to two Agencies but also were to other purchasers; in those cases we contracted with the buyers directly. The securities issued in the proprietary securitizations were backed by the loans sold and were sold to many types of investors including the Agencies and federal home loan banks; in those cases we have contractual relationships with underwriters of the securities and with the trustees holding the loans, and we provided investors with information at the time of sale in the form of offering documents. In some cases the whole loans sold by us were securitized by the purchaser. In some cases the loans or securities were insured, as mentioned below, and in those cases we contracted with the insurers. As described below, we retain risk of loss in connection with each of those past relationships, and that risk varies greatly with the type of relationship.

          From 2005 through 2008, we originated and sold $69.5 billion original principal amount of first lien mortgage loans in whole-loan transactions involving the Agencies. Of that, $57.6 billion was sold to two government-sponsored enterprises (“GSEs”): Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The remainder was guaranteed by the Government National Mortgage Association (“Ginnie Mae”). Although additional GSE whole-loan sales occurred in earlier years, a substantial majority of GSE repurchase requests (discussed below) have come from the 2005-8 period. In addition, from 2005 through 2007 we sold $26.7 billion original principal amount of first lien mortgage loans in First Horizon branded securitizations. Additional proprietary securitizations occurred in earlier periods, but the pending claims (discussed below) relate to those three years. During the period from 2000 through 2007 we also securitized HELOC and second-lien loans without recourse in proprietary transactions (“HELOC securitizations”).

          Whole-loan purchasers have increased their efforts to seek to require loan sellers to repurchase those loans or to reimburse purchasers for losses related to those loans when losses are incurred due to actual or alleged failure to strictly conform to the purchase contract representations or warranties. A substantial majority of our whole loan sales were to GSEs. The representations and warranties generally are broader for whole loans sold to the GSEs and other purchasers than they are for the loans sold through our proprietary securitizations. GSE representations and warranties claims typically include claims that loans had missing or insufficient file documentation or that loans were obtained through fraud by borrowers or other third parties such as appraisers. As a result, we face pressure from GSE and other whole-loan purchasers to repurchase those loans or to make the purchaser whole, and we face expenses to administer and defend against such claims.

          For loans sold in proprietary securitizations we have potential exposure for investment rescission or damages arising from legal claims that the offering documents under which the loans were securitized were materially deficient. As of December 31, 2012, we were a defendant in a total of six such lawsuits. Additionally, we have received various indemnity demands from underwriters for certain expenses and losses incurred in a total of three other suits but have not been named a defendant. Other lawsuits or requests for indemnification may be brought in the future. There is also potential repurchase exposure and rescission risk associated with our proprietary securitizations under the contracts with trustees through which the securitizations were created. Our securitization trustee could initiate a repurchase process on its own or at the behest of a sufficient percentage of securitization investors. However, the repurchase process is more difficult for securitization investors to initiate than it is for GSEs in whole loan sales. At December 31, 2012, no such repurchase requests had been received with respect to our proprietary first-lien mortgage securitizations. At December 31, 2012, based on applicable accounting guidance associated with contingencies, we had no reserve for potential losses associated with private first-lien mortgage securitizations except for one suit.

          The HELOC securitizations are credit enhanced, or “wrapped,” by a monoline insurance company. Contractual representations and warranties were made to the monoline insurers, and we have received repurchase requests from a monoline insurer based on those contractual provisions. A monoline insurer for one of these securitizations reportedly has become insolvent, and we are unable to estimate what, if any, loss exposure that insolvency may create for us. Because of interests we retained, the loans held in our HELOC securitizations generally are recognized on our balance sheet as secured or restricted assets. Loss content for those loans is evaluated and recognized on our financial statements quarterly within the Allowance for Loan Losses. As a result, when we repurchase securitized HELOC loans the event typically has little immediate impact on our income statement. At December 31, 2012, based on the information available and applicable accounting guidance, we had no reserve for potential losses associated with private HELOC securitizations other than the reserve within the Allowance for Loan Losses.

          A significant portion of the loans we sold to GSEs were required to have private mortgage insurance (“MI”). MI also was provided for some of the loans in proprietary securitizations. We have received MI cancellation notices from the insurers which wrote these policies based on claims of fraud or misrepresentations relating to the insured loans. To date a majority of MI cancellations have involved loans sold to GSEs. Although unresolved MI cancellation notices are not formal repurchase requests, we include these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs. One MI insurer involved with loans we sold reportedly has become insolvent. We do not expect its failure to create new exposure for us, but it will increase the amount of our loss associated with any related repurchases. The pipeline of repurchase requests, including related unresolved MI cancellation notices as of December 31, 2012, 2011, 2010, and 2009 was $333.8 million, $383.5 million, $534.2 million, and $255.7 million, respectively. At the end of 2012, GSEs accounted for nearly all of the actual repurchase/make-whole requests in the pipeline.

          Our liability for repurchase losses is assessed quarterly. Although not all loans repurchased are in arrears or default, as a practical matter most have been. As a result, loss recognition for repurchased loans as a group has been much higher than for consumer loans typically held in our portfolio. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations of that sort necessarily are estimates and there remains a risk that the reserves will not be adequate. Moreover, until second quarter 2012, our ability to estimate our repurchase exposure had been limited by our lack of access to relevant data regarding the underlying loans that we do not service. That limitation resulted in volatility in our provision expense from quarter to quarter. In the second quarter of 2012 we recognized $250 million of expense based on substantial new information received from one of the two GSEs. That information allowed us, for the first time, to estimate loss over all GSE loans sold. The information we received from the GSE is updated quarterly. In the future, changes in information from either GSE could cause further volatility in our provision expense for repurchase. The liability for repurchase and foreclosure losses was $232.4 million, $165.3 million, and $182.9 million on December 31, 2012, 2011, and 2010, respectively.

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

          Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 52, “Repurchase and Foreclosure Liability” beginning on page 59, and “Repurchase and Foreclosure Liability” beginning on page 67 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 annual report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report; and under the captions “First Horizon Branded Mortgage Securitization Litigation Matters – Certain Matters,” “First Horizon Branded Mortgage Securitization Litigation Matters,” and “Legacy Home Loan Sales and Servicing” in Note 18 – Contingencies and Other Disclosures beginning on pages 132, 133, and 135, respectively, which is part of the material from our 2012 annual report that has been incorporated by reference into Item 8 of Part II of this report.

          Although we sold our mortgage servicing business in 2008, we have significant exposures related to the mortgage servicing obligations and assets which we still retain and related to the subservicing arrangements we have made since that sale. State and federal officials and regulators have announced and commenced inquiries and investigations into the procedures followed by mortgage servicing companies and banks in completing affidavits relating to foreclosures and into the authority of the servicer to foreclose if assignments of legal interests in the mortgage loans have not been properly recorded. The attorneys general of all 50 states concluded a joint investigation of foreclosure practices across the industry and proposed significant changes in servicing practices related to foreclosures and substantial penalties. In 2012 the Justice Department announced that the federal government and attorneys general of 49 states had reached a $25 billion settlement agreement with five of the largest servicers to address mortgage loan servicing and foreclosure abuses. We were not a party to this settlement but the terms of it may affect later actions involving us. President Obama has established a mortgage fraud task force to investigate mortgage servicing and related practices and the Bureau recently has adopted significant changes to servicing rules which are likely to increase the cost and compliance risks of servicing mortgage loans. Additional state or federal inquiries or investigations may be commenced. We cannot predict the ultimate outcome of these inquiries, actions, or regulatory changes or the impact that they could have on our financial condition, results of operations, or business.

          The OCC has issued supervisory guidance regarding consumer foreclosure practices applicable to national banks, including our Bank. The guidance draws upon industry regulators’ experience with 14 large mortgage servicing companies. Pursuant to the guidance our Bank conducted a self-assessment of its past and present foreclosure practices, which was reported to the OCC. The guidance also requires our Bank to monitor its first-lien mortgage servicer and servicing vendors, to follow certain governance practices, and to take corrective action regarding any deficiencies or weaknesses uncovered in the assessment. Corrective action includes remediation for customers who have experienced financial harm as a result of such deficiencies. The ultimate financial impact to our Bank of this assessment and remediation process is unknown.

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

          When we sold our servicing business in 2008 we retained significant servicing obligations and assets. At that time we engaged as our subservicer the purchaser of our business. In 2011 that engagement expired and we engaged a new subservicer. Our former subservicer has experienced significant losses in connection with its servicing business based in part on the circumstances outlined above and in connection with a Consent Decree relating to same with the OCC, and has informed us that it expects us to reimburse it for a significant portion of those costs under our subservicing agreement. We disagree with our former subservicer’s position and have made no reimbursements. We also believe that certain amounts billed us by agencies for penalties and curtailments of claims by the subservicer prior to the subservicing transfer but billed after that date are owed by the subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against us may be substantial. In December 2012 the subservicer entered into a settlement agreement with the OCC along with 13 other large mortgage servicers that replaced the Consent Decree and its foreclosure look-back process and requires remediation for all borrowers with “in process” foreclosures from 2009 – 2010.

          A number of federal laws, including the False Claims Act, provide for substantial recoveries and penalties if false information is provided to a federal agency, and also provide that private citizens may sue in the name of the agency and obtain a portion of any recovery as a bounty. Some of these laws provide legal avenues for a wide variety of governmental claims, while others can have a narrower focus but include non-governmental claims. In some cases the laws provide for bounties if the government obtains a recovery. It is possible that claims under the False Claims Act or another law may be brought in the future regarding our past financial business activities, such as mortgage originations, sales, securitizations, or servicing, either by a federal agency, by another party to those activities, or by an unrelated private person interested in pursuing the bounty.

          Additional information concerning risks related to servicing and foreclosure practices and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase and Foreclosure Liability” beginning on page 59, “Foreclosure Practices” beginning on page 62, and “Repurchase and Foreclosure Liability” beginning on page 67 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 annual report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report; and under the caption “Servicing and Foreclosure Practices” in Note 18 – Contingencies and Other Disclosures, beginning on page 140 of our 2012 annual report, which is part of the material from that report that has been incorporated by reference into Item 8 of Part II of this report.

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

Credit Risks

          We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary over time. Since 2007 our credit charge-offs, especially related to lending, increased to historically high levels. Net charge-offs were $131.8 million in 2007, and increased to $572.8 million and $832.3 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline and reached $324.4 million in 2011, and for 2012, were $185.4 million. In the most recent years, our credit charge-offs and reserves have declined. As of December 31, 2012, the level of credit reserves declined below the 2007 amount of $342.3 million. The allowance for loan loss was $277.0 million as of December 31, 2012, $384.4 million at the end of 2011, $664.8 million in 2010, $896.9 million in 2009, and $849.2 million in 2008.

          Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of loan customers and other counterparties and the value of any collateral, including real estate. We manage lending credit risk by attempting to diversify our loan portfolio, by managing its granularity, and by recording and managing an allowance for loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We manage other counterparty credit risk in a variety of ways, some of which are discussed in other parts of this Item 1A and all of which have as a primary goal the avoidance of having too much risk concentrated with any single counterparty.

          We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption “Accounting Risks” beginning on page 41, these guidelines and rules could change and cause provision expense or charge-offs to increase, or to be recognized on an accelerated basis, for reasons related or unrelated to the underlying performance of our portfolio. Moreover, the SEC could take accounting positions applicable to our holding company that may be inconsistent with those taken by the OCC or other regulators for the Bank.

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

          For a significant component of our loan portfolios, second-lien consumer real estate loans where we do not own or service the related first-lien loans, we lack complete information on which to model loss content and to assess individual loan collectability. In that case there is risk that our modeling and nonaccrual policies and procedures could be inadequate simply due to a lack of visibility into certain performance data, and also risk of a sudden change in estimated credit loss if we obtain more complete information. If we are able to obtain more complete information about the first-lien loans that may be reasonably relied upon in order to predict loan performance, it could result in a significant increase in nonperforming loans and could result in incremental loan loss provisioning on those loans.

          The composition of our loan portfolio inherently increases our sensitivity to certain credit risks. At December 31, 2012, approximately 53% of total loans consisted of the commercial and industrial (C&I) category, while approximately 32% consisted of the consumer real estate category. Only one other category exceeded 5%, and no other exceeded 10%, of total loans.

          The largest component of the C&I category at year end was loans to mortgage companies, a component which grew significantly compared with 2011 and which represented about 21% of the C&I category at December 31, 2012. The second largest component was loans to other finance and insurance companies. As a result, nearly 40% of the C&I category was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.

          The consumer real estate category contains a number of concentrations which affect credit risk assessment of the category.

•	Product concentration. The consumer category consists primarily of home equity lines of credit, and much of the remainder consists of consumer installment loans.
•	Collateral concentration. This entire category is secured by residential real estate. Over 50% of the category consists of loans secured on a second-lien basis.
•	Geographic concentration. At year end about 49% of the category related to Tennessee customers, 11% related to California, and no other state represented more than 3% of the category.
•

Legacy concentration. The consumer category is comprised in significant part of loans originated before 2009 by our legacy national mortgage lending business. Those loans consist of loans we originated and did not sell and loans we have repurchased in the course of resolving repurchase claims with loan buyers. The portfolio of legacy loans has been shrinking in recent years; however, it remains a substantial portion of our overall portfolio.

The consumer real estate category is highly sensitive to economic impacts on consumer customers and on residential real estate values. Job loss or downward job migration, as well as significant life events such as divorce, death, or disability, can significantly impact credit evaluations of the portfolio. Also, in the current environment regulatory changes, discussed above and elsewhere in this Item 1A, are more likely to affect the consumer category and our accounting estimates of credit loss than other loan types.

          Additional information concerning credit risks and our management of them is set forth under the captions “Asset Quality” beginning on page 27, “Credit Risk Management” beginning on page 46, and “Allowance for Loan Losses” beginning on page 64 of the Management’s Discussion and Analysis of

Financial Condition and Results of Operations section of our 2012 annual report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report.

          The current prolonged low-interest rate environment has created a challenge for us and other banks to balance taking on higher risk against the need for income or yield. This challenge applies not only to credit risk in our lending activities but also to default and rate risks regarding our investments which, as they mature, must be reinvested at current rates.

Operational Risks

          Our ability to conduct and grow our businesses is dependent in part upon our ability to create and maintain an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events. Inadequacies may present themselves in a myriad of ways, and actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make such systems more robust may also make them less adaptable. Also, our efforts to control expenses, which is a significant priority for us in the current business environment, increases our operational challenges as we strive to maintain customer service and compliance quality at lower cost.

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

          The operational functions we outsource to third parties may experience similar errors or disruptions that could adversely impact us and over which we may have limited control and, in some cases, limited ability to quickly obtain an alternate vendor. To the extent we increase our reliance on third party vendors to perform or assist operational functions; the challenge of managing the associated risks becomes more difficult.

          For example, in 2008 we sold our national mortgage origination and servicing platforms. We retained significant servicing right assets, however. Of practical necessity, we have outsourced our servicing functions to a third party. In 2011 we transferred our servicing relationship from the 2008 purchaser of our platform to a new vendor. The complexity and significant cost of that change illustrate the risks and costs associated with any change in those vendors which provide detailed and substantial services to us. For example, in fourth quarter 2011, (the first full quarter of subservicing by the new vendor), our subservicing costs were $9.8 million compared to $4.8 million in second quarter 2011 (the last full quarter of subservicing by the platform buyer). Such subservicing costs remained elevated in 2012. Managing the operational, compliance, reputational, liability, and other risks associated with this level of outsourcing in those business areas is an ongoing challenge for us.

          Failure to build and maintain the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable laws or regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Operational Risk Management” beginning on page 45 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 annual report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report.

Service Risks

          We provide a wide range of services to customers, and the provision of these services may create claims against us that we provided them in a manner that harmed the customer or a third party, or was not compliant with applicable laws or rules. Our services include fiduciary, custodial, depositary, funds management, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions “Operational Risk Management” and “Compliance Risk Management” beginning on pages 45 and 46, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 annual report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report.

Regulatory, Legislative, and Legal Risks

          The regulatory environment is challenging, and we are becoming subject to more onerous regulations. We operate in a heavily regulated industry. The regulatory environment has been changing more rapidly in recent years, and the regulatory burdens generally have been increasing, as a result of recent events affecting traditional banking, mortgage banking, and financial markets generally. Heightened levels of regulatory change are likely to continue for at least the next several years.

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

          The following paragraphs highlight certain specific important risk areas related to regulatory and legal matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.

          We and our Bank both are required to maintain certain regulatory capital levels and ratios. Those requirements are increasing. In 2012 our regulators proposed significant changes in, and increases to, a number of required regulatory capital levels and ratios. The proposals are complex and the application of many major elements remains unclear. However, the overall impact of the proposals will be to increase the capital we are required to maintain compared to current required regulatory levels and reduce our capacity to create earnings from our capital.

          International banking industry regulators have largely agreed upon significant changes in the regulation of capital required to be held by banks and their holding companies to support their businesses. The new international rules, known as “Basel III”, generally increase the capital required to be held, narrow the types of instruments which will qualify as providing Tier 1 capital, and impose liquidity requirements. The Basel III requirements are complex and will be phased in over many years.

          The Basel III rules do not apply to U.S. banks or holding companies automatically. Among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Act”) requires U.S. regulators to reform the system under which the safety and soundness of banks and other financial institutions, individually and systemically, are regulated. That reform effort includes the regulation of capital. In 2012 the U.S. banking regulators adopted changes, effective January 1, 2013, to the market risk rules applicable to us. The revisions contained in the rule change the methodology for calculating the standardized risk-weighted assets of assets and, once phased in, would significantly change the risk weighting of certain assets. The U.S. banking regulators also issued notices of proposed rulemakings (“NPRs”) to implement the revised capital standards for U.S. financial institutions as required by the Reform Act. The NPRs include changes to the definition of capital and an increase in capital requirements that phase in over many years largely consistent with Basel III. We cannot predict the extent the NPRs will be adopted as proposed.

          If financial losses were to become persistent, or if the new regulatory requirements are applied in an adverse manner, then at some point the ability of us or the Bank to meet applicable requirements could be adversely affected. For us and the Bank, current regulations require a total capital ratio of 8.00 percent and Tier 1 and Leverage ratios of 4.00 percent for capital adequacy purposes. As of December 31, 2012, our Total Capital ratio was 15.94 percent, Tier 1 Capital ratio was 13.10 percent, and Leverage ratio was 10.63 percent. For capital adequacy purposes the Bank must calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Under such rules, as of December 31, 2012, the Bank’s Total Capital, Tier 1 Capital and Leverage ratios were 16.76 percent, 14.82 percent, and 12.24 percent, respectively.

          Pressure to maintain appropriate capital levels and address business needs in a weak economy may lead to actions that could be dilutive or otherwise adverse to our shareholders, at least in the short term. Such actions that have occurred in the past three years include the elimination in 2008 of our twenty cents per share quarterly common cash dividend (which was reinstated at one cent per share in January 2011 and increased to five cents at the January 23, 2013 board meeting), two sales of our common stock and the issuance of a common stock warrant, and a contraction of our balance sheet (involving sales or other dispositions of assets or businesses) at times when market values were depressed. Further such actions could occur.

          Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption “Capital Adequacy” in Item 1 of this report beginning on page 8; under the captions “Capital,” “Capital Management and Adequacy,” and “Regulatory Matters” beginning on pages 24, 45, and 62, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 annual report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report; and under the caption “Regulatory Capital” in Note 13 – Regulatory Capital and Restrictions, beginning on page 122 of our 2012 annual report, which is part of the material from that report that has been incorporated by reference into Item 8 of Part II of this report.

          The Reform Act made significant changes to how financial services companies are regulated.

          Many of the most sweeping changes in the Reform Act are not complete or specific but instead authorize potentially expansive new regulations to be issued in the future. At this time it is not known how the Reform Act and the regulations that eventually will be adopted under it will affect the financial services industry in general or our company in particular, and it could be several years before all the impacts are known. Although it is not possible to summarize in any detail the effects of this legislation, one likely overall impact upon us will be to increase our regulatory compliance and certain other costs significantly. In addition, it is possible that our operations and associated revenues will be constrained in some respects, perhaps significantly in some areas. Other than those mentioned elsewhere in this Item 1A, areas covered by the Reform Act which presently appear likely to present the greatest risks to us are mentioned below:

•

Due to the scope of the new regulations authorized, it is likely that our compliance costs will rise appreciably over the next several years, particularly in connection with consumer business, and a substantial portion of that increase likely will be permanent.

•

Final regulations under the Reform Act’s so-called Durbin Amendment were issued in 2011. Effective October 1 that year, they severely capped the interchange fees which banks are able to charge merchants for debit card transactions to 21 cents per transaction with an additional 5 basis points available to cover fraud losses. The cap represents a substantial reduction compared to the rates that prevailed in the market previously. It is estimated that our annual revenue from interchange fees has been reduced by approximately $15 million to $20 million. Unless the Amendment is changed or rescinded, that reduction is expected to be permanent.

•

A new regulatory agency was created: the Consumer Financial Protection Bureau, or “Bureau.” The Bureau has substantial authority over our consumer finance products and services, and therefore is likely to have a substantial impact on our retail financial services businesses. Although presently unknown, the Bureau’s rules could conflict with, and possibly override, our Bank’s primary regulator in consumer matters. Since the Bureau’s mission is not focused upon the safety and soundness of our Bank, conflicts of that sort could be significantly adverse to us. The Bureau’s rule-making authority is extensive, including such things as setting terms and conditions on consumer products and services and defining deceptive and abusive practices. The Bureau has proposed or issued a number of important rules recently affecting a wide range of consumer products such as home mortgages, and took a number of final enforcement actions relating to such things as add-on products and vendor oversight. The eventual impact of those and future rules and actions is not known. The Bureau’s rules and enforcement actions could substantially reduce revenues, increase costs and risks, and otherwise make our consumer products and services less profitable or unprofitable.

•

The Reform Act’s new requirements on mortgage lenders, servicers, and securitizers could adversely impact our ability to conduct mortgage lending and servicing activities, and similarly could impact mortgage-lending banks which are customers of ours. Moreover, the Bureau’s new requirements for qualified mortgage loans could have the effect of reducing availability of credit and, therefore, reducing home purchases and property values, particularly in those areas in which homeowners disproportionately fall below the new minimum thresholds.

•	The Reform Act’s municipal advisor registration regime could adversely affect our capital markets and other activities with municipal customers.

•

The Federal Reserve, among other agencies, has proposed to implement the Reform Act’s so-called Volcker provisions. The 2011 proposal would prohibit financial services companies from engaging in proprietary trading activities and from investing in and sponsoring hedge funds and private equity funds. Key definitions under the proposal are broad so that the proposal would regulate a wide range of activities. The proposal is far reaching and likely to impact the business operations of many if not most U.S. financial companies. Although at this time no final rule has been adopted and the impacts upon us remain highly uncertain, it is possible that the rule, when final, will require us to divest assets or curtail or close business operations. Such actions could have material adverse financial consequences as a result of immediate impacts such as losses realized on sale or closure, and ongoing impacts such as diminished sources of revenues and earnings.

•

Regulators have begun implementing new stress testing and other risk management regimes which are likely to continue to evolve. Stress testing processes require banks to estimate the impact on capital, liquidity, and other measures of safety of certain assumed environmental shocks. A failure to satisfy regulatory stress testing, or another new significant risk management standard, could result in the imposition of operating restrictions on us and require us to raise capital, which could adversely affect operating results or be dilutive to our shareholders.

•

The Reform Act is likely to substantially increase our deposit insurance costs. The assessment rate is expected to increase, at least temporarily, and the base upon which the assessment is made has been expanded from insured deposits to include all consolidated assets less tangible capital.

•

Regulators, including the Federal Reserve, the OCC, the Bureau, and the FDIC, have been given expansive authority to regulate compensation, including loan originator compensation, and many other matters throughout our company in connection with enhanced risk regulation functions. If new regulations in this area are severe, they could adversely impact our ability to attract or retain key employees and could make some business activities impractical for banks and bank holding companies.

•

The Reform Act has excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion will be to remove $200 million of currently outstanding securities from our Tier 1 capital after a phase-out period which begins in 2013.

•

In 2011 the SEC adopted final rules implementing a whistleblower bounty provision of the Reform Act. Although its full impact is uncertain, eventually this rule is likely to increase our costs of dealing with certain types of employment disputes and it could weaken the effectiveness of our compliance and ethics “hotline” and other internal reporting processes.

•	Regulations under the Reform Act governing derivatives could adversely affect certain activities of our capital markets business.

•

There is a risk that the burden of many of the increased compliance costs could be uneven over the industry in terms of the impact to each institution’s efficiency ratio (the ratio of costs to revenues), leaving some institutions disadvantaged relative to others. Uneven outcomes could arise because: larger institutions may be able to bear some of the new costs more efficiently due to economies of scale; some new burdens do not apply to smaller institutions at all or are intended to impact community banks much less than regional, national, or international banks; and, there is a risk of unintended impacts. Uneven impact may be inevitable because in most cases: each new burden will apply to a range of activities; each institution has its own mix of business activities; and, the various burdens tend to be unequal from one activity to the next.

          A weakening of federal pre-emption may increase our compliance and operational costs and risk, and may increase them substantially. Most states and some communities have in place various laws pertaining to lending and other business activities conducted by banks, some of which may not be pre-empted by federal law. For many years the OCC took the position that it was the exclusive regulator of various aspects of national banks, such as ours, or their operating subsidiaries, such as our former mortgage company. This position allowed national banks to operate under one set of rules in many important respects. In recent years that position has been impacted by two events. In its 2009 decision known as Cuomo v. Clearing House Association L.L.C., the U.S. Supreme Court determined that the OCC does not have the exclusive ability to enforce certain state and local laws applicable to certain business activities of national banks which are not pre-empted by federal law. Cuomo holds that the National Bank Act allows states to enforce non-pre-empted laws through judicial proceedings against national banks. In 2010 the Reform Act codified the Cuomo holding and created the Bureau, which has certain regulatory powers over national banks in consumer matters. In 2011, acting under the Reform Act, the OCC conformed its pre-emption rule to Cuomo and the requirements of the Reform Act regarding visitorial powers and pre-emption standards. Since that time some courts have found various state laws not to be pre-empted therefore to be applicable to national banks in reliance on the Reform Act. Other courts have upheld pre-emption under the new rule. Dealing with potential state and local enforcement activity relating to non-pre-empted laws would, at a minimum, increase the compliance costs for national banks like ours that have operations or customers in more than one state and could prevent us from offering uniform products across all markets we serve.

          The new healthcare reform law may increase our costs, and there is a significant risk that the increases over time will be substantial. Many of the most significant provisions of this 2010 legislation depend upon substantial, and as yet unknown or unfinalized, regulations and other rules, and the application of many provisions are to be phased in over several years, with substantial provisions first taking effect in 2013 and, more significantly, in 2014. The overall impact of the law upon us will not be known for some time.

          We face the risk of increased litigation from customers, employees, vendors, contractual parties, and other persons, either singly or in class actions, and from federal, state, and local entities and regulators. Since 2008 the risks of certain types of litigation have increased. For us, the most notable of those types are (i) lender liability claims, (ii) claims involving investors or counterparties in financial distress, including investors in mortgage-backed securities sold prior to 2008, (iii) claims based on declines in our stock price, and (iv) claims based on novel legal theories. The risk from the first two types has increased primarily because borrowers and other contractual counterparties have experienced financial stress, in many cases resulting in an attempt to obtain funds or relief from a solvent party (us). We expect that this heightened risk level will not abate until after economic conditions, including residential real estate values, substantially improve. The elevated risk associated with type (iii) largely is a result of volatile stock price performance and eventually should fall back to ordinary levels if volatility in our stock price moderates.

          A recent example illustrates type (iv). A number of local governments have enacted ordinances requiring lenders, prior to foreclosure, to register, inspect, and/or maintain real properties securing loans that are in default or pending foreclosure. Compliance with these ordinances exposes lenders to litigation risk for violation of the owner’s property rights and significant additional costs. Moreover ordinances of this type adversely alter the business climate and can raise the costs and risks of lending for all lenders.

Risks of Expense Control

          Our ability to successfully manage expenses is important to our long-term survival and prosperity but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change, either by expansion or contraction, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. The importance of managing expenses has been amplified in the current slow growth, low net interest margin business environment. Overall, our noninterest expenses have been improving as expense in 2009, 2010, and 2011 were $1,536.8 million, $1,341.8 million, and $1,293.0 million, respectively. For 2012, expenses were $1,383.7 million; 2012 expenses have been affected by charges related to legacy mortgage activities as discussed in this Item 1A under the caption “Legacy Mortgage Business Risks” beginning on page 25.

          We manage expense growth and risk through a variety of means, including selectively outsourcing or multi-sourcing various functions and procurement coordination and processes, and through an expense management committee. In recent years we have exited non-strategic businesses and have actively sought to make strategic businesses more efficient primarily by investing in technology, re-thinking and right-sizing our physical facilities, and re-thinking and right-sizing our workforce. These efforts usually entail additional near-term expenses in the form of technology purchases and implementation, facility closure or renovation costs, and severance costs, while expected benefits typically are realized with some uncertainty in the future.

Geographic Risks

          We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact Tennessee and neighboring states where we do our traditional banking business. If the Tennessee region were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader footprint.

          We have a capital markets office outside of the United States in Hong Kong. Operating a non-U.S. office creates a number of risks: the risk that taxes, licenses, fees, prohibitions, and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our ability to operate overseas profitably or at all; the risk that our assets and operations could be nationalized in whole or part without adequate compensation; the risk that currency exchange rates could move unfavorably so as to diminish or destroy the U.S. dollar value of assets, or to enlarge the U.S. dollar value of liabilities, the risk that legal recourse against foreign counterparties may be limited in unexpected ways, risks and costs associated with U.S. banking and other regulation of non-U.S. business activities; and the risk that political or cultural preferences in a host country might become antagonistic to U.S. companies. Our ability to manage those and other risks depends upon a number of factors, including: our ability to recognize and anticipate differences in cultural and other expectations applicable to customers, employees, regulators, vendors, and other business partners and counterparties; our ability to recognize and act upon opportunities and constraints peculiar to the countries and cultures in which our offices operate; our ability to recognize and manage any exchange rate risks to which we are exposed; and our ability to anticipate the stability of or changes in the political, legal, and monetary systems of the countries in which our offices operate.

Insurance

          Our property and casualty insurance may not cover or may be inadequate to cover the risks that we may become subject to, and we may be adversely affected by a default by the insurers that provide us mortgage and bank-owned life insurance.

          We use insurance to manage a number of risks, including damage or destruction of property as well as legal and other liability. Not all such risks are insured, in any given insured situation our insurance may be inadequate to cover all loss, and many risks we face are uninsurable. For those risks that are insured, we also face the risks that the insurer may default on its obligations or that the insurer may refuse to honor them. We treat the former risk as a type of credit risk, which we manage by reviewing the insurers that we use and by striving to use more than one insurer when practical. The risk of refusal, whether due to honest disagreement or bad faith, is inherent in any contractual situation.

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

Liquidity and Funding Risks

          Liquidity is essential to our business model and a lack of liquidity or an increase in the cost of liquidity may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2011 and 2012 were met principally by deposits and by financing from other financial institutions. Historically we also depended upon financing from private institutional investors by means of the capital markets. In 2008 and 2009 we were not able to utilize the private markets economically, but late in 2010 we issued and sold $500 million of senior notes in an underwritten offering which remain outstanding at December 31, 2012. The recent past illustrates, however, the risk that capital markets may become unavailable for reasons beyond our control. Deposits traditionally have provided our most affordable funds, and in 2010, 2011, and 2012 our deposits have generally trended upward despite the low-interest-rate environment. However, deposit trends can shift with economic conditions; if the economy improves, deposit levels in our Bank might fall as depositors become more comfortable with risk and seek higher returns in other vehicles. In addition, the government’s TAG insurance program, which was implemented in 2008 during the financial crisis, expired on December 31, 2012. The TAG program granted unlimited FDIC insurance to certain commercial deposit accounts. The expiration of the program may cause volatility in deposit levels.

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

          Events affecting interest rates, markets, and other factors may adversely affect the demand for our products and services in our capital markets business. As a result, disruptions in those areas may adversely impact our earnings in that business unit. For instance, market disruptions in 2007 significantly reduced the demand for certain of our capital markets products and services.

Credit Ratings

          Our credit ratings directly affect the availability and cost of our unsecured funding. The Corporation and the Bank currently receive ratings from several rating entities for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. In recent years, including most recently in 2012, we have experienced downgrades by the various agencies at various times. At December 31, 2012, all three rating agencies continued to rate the unsecured senior debt of the Corporation and the Bank as investment grade, although we were at or near the lowest levels of that grade. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

          Reductions in our credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. At this time, all of our ISDA master agreements reference the lower of S&P or Moody’s ratings. Based on those ratings, for some time we have been required to post collateral in the amount of our derivative liability positions with most derivative counterparties. Should a one or two notch S&P or Moody’s downgrade occur, the maximum additional collateral we would have been required to post is approximately $8 million as of December 31, 2012.

Interest Rate and Yield Curve Risks

          We are subject to interest rate risk as a significant portion of our business involves borrowing and lending money. Accordingly, changes in interest rates directly impact our revenues and expenses, and potentially could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates.

          The value of our mortgage servicing rights (“MSR”) portfolio is affected by changes in interest rates. Although we sold our mortgage servicing platform in 2008, we still retain substantial MSR assets. The value of MSR assets declines when the underlying loans are refinanced, otherwise paid early, or charged off. Generally, when interest rates increase, the value of MSR generally increases, and when rates decline the value of MSR tends to decline. However, those general tendencies do not result in concrete outcomes in all circumstances; for example, a decrease in interest rates does not always result in a predictable increase in refinancings because other factors may blunt loan demand or curtail credit availability.

          A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending business. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are nearly equal to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is positively sloped. However, the yield curve can be relatively flat or inverted for short or even protracted periods. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our capital markets business. A goal and effect of certain actions by the Federal Reserve over the past few years has been to flatten the yield curve, and our net interest margin has declined over this period. A prolonged inversion of the yield curve historically is so uncommon that it is difficult to predict all the effects that such a market condition is reasonably likely to create.

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

Securities Inventories and Market Risks

          The inventories we hold in our capital markets business are subject to market and credit risks. In the course of that business we hold inventory positions and are exposed to certain risks of market fluctuations. In addition, we are exposed to credit risk and interest rate risk associated with debt securities. We manage the risks of holding inventories of securities through certain policies and procedures, including hedging activities related to certain interest rate risks. Capital markets trading securities (long positions) were $1.2 billion as of December 31, 2012, and $962.1 million as of the end of 2011.Trading liabilities (short positions) were $564.4 million and $347.3 million at December 31, 2012 and 2011, respectively.

          Declines, disruptions, or precipitous changes in markets or market prices can adversely affect our fees and other income sources. We earn fees and other income related to our brokerage business and our management of assets for customers. Declines, disruptions, or precipitous changes in markets or market prices can adversely affect those revenue sources.

          Significant changes to the securities market’s performance can have a material impact upon our assets, liabilities, and financial results. We have a number of assets and obligations that are linked, directly or indirectly, to major securities markets. Significant changes in market performance can have a material impact upon our assets, liabilities, and financial results.

          A major example of that linkage is our obligation to fund our pension plan so that it may satisfy benefit claims in the future. Our pension funding obligations generally depend upon actuarial estimates of benefits claims and actuarial estimates of future plan asset values. To a substantial extent the pension plan invests its assets in marketable securities. Our obligations to fund the plan can diminish substantially if the plan’s investments perform well, and can grow substantially if those investments perform poorly. Changes in those obligations generally translate into positive or negative changes in our pension expense, which in turn affects our financial performance. Although our obligations and expenses relative to the plan can be affected by many other things, including changes in our participating employee population and changes to the plan itself, declines in market performance in recent years have tended to increase our obligations to fund the pension plan, and that tendency is likely to continue to be felt over the next several years. We froze new plan benefits after 2012, and in 2011 we changed the plan’s asset allocation investment strategy. Although we expect these changes to moderate future volatility in this area, risk of some level of volatility is unavoidable. That risk of volatility would be amplified if certain actuarial assumptions change adversely, especially the discount rate used to estimate the projected benefit obligation, or if the accounting rules regarding pension liability estimates change adversely.

          Our hedging activities may be ineffective, may not adequately hedge our risks and are subject to credit risk. In the normal course of our businesses, including (among others) banking, capital markets, and legacy mortgage servicing, we attempt to create partial or full economic hedges of various, though not all, financial risks. In our legacy mortgage serving business, we hedge servicing assets (MSR and other retained interests) in order to minimize the effects of loss in value of servicing assets associated with increased prepayment activity that generally results from declining interest rates. Capital markets economically hedges interest rate risk on a portion of its trading portfolio with futures and options contracts. We also use derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. Generally, these hedged items include certain term borrowings and certain held-to-maturity loans. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

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

          We lack visibility regarding certain loans, other assets, or liabilities which increases the risk that our estimates may be innaccurate and the risk that our estimates could change suddenly if visibility improves. For example, interagency supervisory guidance related to practices for loans and lines of credit secured by junior liens on 1-4 family residential properties requires that the performance of the first lien should be considered when assessing the collectability and inherent loss of a performing junior lien. Additionally, the OCC has clarified that an institution’s income recognition policy should incorporate management’s consideration of all reasonably available information including, for junior liens, the performance of the associated senior liens as well as trends in other credit quality indicators. As a result, FHN modified its nonaccrual policies to place current second liens on nonaccrual if the first lien is owned or serviced by FHN and that first lien is 90 or more days past due. Additionally, FHN enhanced its ALLL methodology to qualitatively estimate probable incurred losses for all current second liens in the home equity portfolio that are behind first liens with performance issues.

          We own and service a consumer real estate portfolio that is primarily composed of home equity lines and installment loans. As of December 31, 2012, that amount was $5.3 billion. As of December 31, 2012, approximately $3 billion or 54 percent of the consumer real estate portfolio consisted of stand-alone second liens. We own or service less than 5 percent of the first liens that are senior to these stand-alone second liens. Currently, we do not have a reliable methodology to actively monitor the performance status of the first liens that are serviced by others. We may obtain first lien performance information through loss mitigation activities, and beginning in first quarter 2013 we will place a stand-alone second lien loan on nonaccrual if we discover through this process that there are performance issues with the first lien loan. During 2012 and continuing into early 2013, we have been and are continuing to evaluate whether data on first liens provided by third parties, including vendors, may be reasonably relied upon in order to predict performance of the associated second liens. It is possible that if our evaluation methods are changed our additions to nonperforming loans may be material.

          A reduction in our taxable earnings outlook could adversely affect the value of our deferred tax asset, as could a reduction in our corporate income tax rate. We have a net deferred tax asset accumulated during recent years. At December 31, 2012 our net deferred tax asset was approximately $261 million. That value depends in part upon our estimation of our ability to realize the asset during applicable future periods and, less significantly, upon our estimate of future tax rates. A significant adverse change in our taxable earnings outlook could result in an impairment of the value of our deferred tax asset. During 2012 both major U.S. political parties favored a reduction in U.S. corporate income tax rates. Enactment of rate reductions in the future could result in an impairment.

          Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings. Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry. For example, in late 2012 the Financial Accounting Standards Board re-proposed for comment an accounting standard update which would substantially change how we recognize loss associated with loans. The new standard, which is not in final form and may not become effective for several years, is intended to accelerate recognition of loan loss. Final adoption of this standard could adversely affect our provision for loan loss expense, at least initially, and could make certain loan products less attractive.

          Changes in regulatory rules can create significant accounting impacts for us. Because we operate in a regulated industry we prepare regulatory financial reports based on regulatory accounting rules. Changes in those rules can have significant impacts upon us in terms of regulatory compliance. In addition, such changes can impact our ordinary financial reporting, and uncertainties related to such changes can create uncertainties in our financial reporting.

Risks of Holding our Stock

          The principal source of cash flow to pay dividends on our stock is dividends and distributions from the Bank, and the Bank cannot currently pay dividends to us without regulatory approval. We primarily depend upon common dividends from the Bank for cash to fund dividends we pay to our stockholders. However, because of losses and Bank dividends over the two year period 2011-2012, regulatory constraints prevent the Bank from declaring and paying dividends to us in 2013 without regulatory approval. Applying the applicable regulatory rules, as of December 31, 2012 and 2011, the Bank had negative $247.5 million and negative $403.9 million, respectively, available for dividends.

          Also, we are required to provide financial support to the Bank. Accordingly, at any given time a portion of our funds may have to be used for that purpose and therefore would be unavailable for dividends.

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

          Our stockholders may suffer dilution if we raise capital through public or private equity financings to fund our operations, to increase our capital, or to expand. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current common stockholders will be reduced, the new equity securities may have rights and preferences superior to those of our common or outstanding preferred stock, and additional issuances could be at a sales price which is dilutive to current stockholders. We may also issue equity securities directly as consideration for acquisitions we may make that could be dilutive to stockholders.

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

ITEM 1B
UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2
PROPERTIES

          The Corporation has no properties that it considers to be materially important to its financial statements. Information concerning the Corporation’s business locations, including bank branches and FTN Financial offices, is provided in Item 1 of this report beginning on page 2, which information is incorporated into this Item 2 by this reference. In addition to those bank branches and FTN offices, the Corporation has other offices and office buildings such as its headquarters building at 165 Madison Avenue in downtown Memphis, Tennessee. Although some of these other offices contain bank branches or FTN offices, primarily they are used for operational and administrative functions. The operational and administrative offices are located in several cities across Tennessee. At December 31, 2012, the Corporation believes its physical properties are suitable and adequate for the businesses it conducts.

ITEM 3
LEGAL PROCEEDINGS

          The “Contingencies” section from Note 18 to the Consolidated Financial Statements appearing on pages 131-141 of the Corporation’s 2012 Annual Report to shareholders is incorporated herein by reference.

ITEM 4
MINE SAFETY DISCLOSURES

          Not applicable.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

          The following is a list of executive officers of the Corporation, along with certain supplemental information, all presented as of January 31, 2013. The executive officers generally are appointed at the April meeting of the Corporation’s Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age	Current (Year First Elected to Office) and Recent Offices and Positions

John M. Daniel Age: 58	Executive Vice President – Chief Human Resources Officer of the Corporation and the Bank (2006)
From January 2001 to September 2006, Mr. Daniel was Executive Vice President in charge of Human Resources for Regions Financial Corporation.

Jeff L. Fleming Age: 51	Executive Vice President – Chief Accounting Officer of the Corporation and the Bank (2012); principal accounting officer

Mr. Fleming became Chief Accounting Officer on January 1, 2012. He first joined the Corporation in the Accounting Division in 1984. From 2010 to 2011 he was Executive Vice President – Corporate Controller, from 2008 to 2010 he was Senior Vice President – Corporate Controller and from 2004 to 2008 he was Senior Vice President – Director of Corporate Accounting of the Corporation and the Bank.

D. Bryan Jordan Age: 51	President and Chief Executive Officer (2008) and Chairman of the Board (2012) of the Corporation and the Bank; principal executive officer

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

Michael E. Kisber Age: 53	President – FTN Financial of the Corporation and the Bank (2011)

Mr. Kisber became President of the Bank’s FTN Financial division on January 1, 2011. He joined FTN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President. In 2008 he became Director of Fixed Income for FTN.

William C. Losch III Age: 42	Executive Vice President – Chief Financial Officer of the Corporation and the Bank (2009); principal financial officer

From 1998 to 2009, Mr. Losch was with Wachovia Corporation. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to 2009.

David T. Popwell Age: 52	President – Banking of the Corporation and the Bank (2013)

Mr. Popwell became an executive officer of the Corporation in July 2011. From 2011 to 2012 Mr. Popwell was Executive Vice President – Regional Banking and Banking Chief Operating Officer of the Corporation and the Bank. From 2008 to 2011 Mr. Popwell was the Banking Chief Operating Officer of the Bank, and from 2007 to 2008 Mr. Popwell was the Market Manager for the Bank’s Mid-South Market. From 2004 to 2007 Mr. Popwell was the president of SunTrust Bank – Memphis, and prior to that was an executive vice president of National Commerce Financial Corp.

Susan L. Springfield Age: 48	Executive Vice President – Chief Credit Officer of the Corporation and the Bank (2013)

Ms. Springfield has served the Bank in various capacities since 1998. Most recently: in 2011 she was Executive Vice President – Commercial Banking; from 2009 to 2010 she was Executive Vice President – Commercial Credit Risk Executive; and from 2005 to 2008 she was Executive Vice President – Commercial Credit Risk Manager.

Charles T. Tuggle, Jr. Age: 64	Executive Vice President – General Counsel of the Corporation and the Bank (2008)

From 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FTN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FTN Financial. From 1998 to 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.

Yousef A. Valine Age: 53	Executive Vice President – Chief Risk Officer (2010) of the Corporation and the Bank

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

Declaration of Covenant
Relating To
The Bank’s Class A Non-Cumulative Perpetual Preferred Stock

          On March 23, 2005, First Horizon National Corporation’s (“FHNC’s”) subsidiary, First Tennessee Bank National Association (“Bank”), issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (“Bank Preferred Stock”). That issuance was the subject of FHNC’s Current Report on Form 8-K filed March 24, 2005.

          The Bank has made a Declaration of Covenant dated as of July 20, 2005 (“Declaration”) in connection with the Bank Preferred Stock. Under the Declaration, the Bank has promised to redeem shares of the Bank Preferred Stock only if and to the extent that the redemption price is equal to or less than the New Equity Amount as of the date of redemption. “New Equity Amount “ means, on any date, the net proceeds to the Bank or subsidiaries of the Bank received during the six months prior to such date from new issuances of common stock of the Bank or of other securities or combinations of securities that

(i)	qualify as Tier 1 capital of the Bank, and

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

provided , however , that the net proceeds of such securities or combinations of securities (A) if issued to any affiliate of the Bank other than its parent company, FHNC, shall not qualify as a New Equity Amount and (B) if issued to FHNC shall qualify as a New Equity Amount only if such securities or combinations of securities have been purchased by FHNC with the net proceeds from new issuances of common stock of FHNC or of securities or combinations of securities by FHNC during such six-month period that

(i)	qualify as Tier 1 capital of FHNC and

(ii)

as reasonably determined in good faith by FHNC’s Board of Directors, (x) on a liquidation or dissolution of the issuer rank junior to all indebtedness for money borrowed and claims of other creditors of the issuer, (y) are perpetual, with no prepayment obligation on the part of the issuer, whether at the election of holders or otherwise (although such securities may be subject to early redemption at the option of the issuer), and (z) dividends or other distributions on which are non-cumulative.

          The covenants in the Declaration run in favor of persons that buy, hold, or sell debt of the Bank during the period that such debt is “Covered Debt.” The Bank’s 5.65% Subordinated Bank Notes due April 1, 2016 (CUSIP 337158-AE9) (“2016 Notes”) are the Covered Debt commencing as of January 15, 2013. Other debt, to the extent any qualifying debt is then outstanding, may replace the 2016 Notes as the Covered Debt under the Declaration on the earlier to occur of (x) the date two years prior to the 2016 Notes’ maturity, or (y) the date the Bank gives notice of a redemption of the 2016 Notes such that, or the date 2016 Notes are repurchased in such an amount that, the outstanding principal amount of 2016 Notes is or will become less than $100 million.

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

PART II

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market for the Corporation’s Common Stock

          The Corporation’s common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2012, there were 6,583 shareholders of record of the Corporation’s common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)

the Summary of Quarterly Financial Information Table (Table 28)(page 70), the Selected Financial and Operating Data Table (page 2), and the “Liquidity Management” subsection (beginning on page 49) of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in the Corporation’s 2012 Annual Report to shareholders,

(ii)	Note 18 to the Consolidated Financial Statements beginning on page 131 of the 2012 Annual Report to shareholders, and
(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 6 and 7, respectively, of Item 1 of Part I of this report on Form 10-K.

(b)	Sale of Unregistered Equity Securities

          On November 1, 2012, the Corporation issued 150,000 shares of its common stock, par value $0.625 per share, as consideration for the purchase of certain custom software and related intellectual property used in the Corporation’s business. There were no underwriters involved in the transaction. The issuance was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act (relating to transactions not involving a public offering).

(c)	Issuer Repurchases

          Repurchases are made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and regulatory restrictions. Pursuant to Board authority, the Corporation may repurchase shares from time to time for general purposes and for its stock option and other compensation plans, subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. The Corporation will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Additional information concerning repurchase activity during the final three months of 2012 is presented in Table 12, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section appearing on pages 26-27 of the Corporation’s 2012 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6
SELECTED FINANCIAL DATA

          The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of the Corporation’s 2012 Annual Report to shareholders.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

          The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the Glossary and Acronyms sections, and the Consolidated Historical Statements of Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-78 and 191-193 of the Corporation’s 2012 Annual Report to shareholders.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this Item is incorporated herein by reference to the “Interest Rate Risk Management” subsection of Note 25 to the Consolidated Financial Statements, and to the “Risk Management-Interest Rate Risk Management” subsection of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, both of which appear, respectively, on pages 182-184 and on pages 46-49 of the Corporation’s 2012 Annual Report to shareholders.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information called for by this Item is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, the Reports of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the notes thereto, and Table 28, Summary of Quarterly Financial Information, appearing, respectively, on pages 79-189 and on page 70 of the Corporation’s 2012 Annual Report to shareholders.

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

          Management’s Report on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 79-80 of the Corporation’s 2012 Annual Report to shareholders and are incorporated herein by this reference.

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

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information called for by this Item as it relates to directors and nominees for director of the Corporation, the Audit Committee of the Corporation’s Board of Directors, members of the Audit Committee, and audit committee financial experts is incorporated herein by reference to the “Corporate Governance and Board Matters” section and the “Vote Item No. 1—Election of Directors” section of the Corporation’s 2013 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to executive officers of the Corporation is incorporated herein by reference to the information provided under the heading “Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2013 Proxy Statement.

          In 2012 there were no material amendments to the procedures, described in the Corporation’s 2013 Proxy Statement, by which security holders may recommend nominees to the Corporation’s Board of Directors.

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

ITEM 11
EXECUTIVE COMPENSATION

          The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Director Compensation” sections of the Corporation’s 2013 Proxy Statement.

          The Corporation has provided the information required by Item 407(e)(5) of Regulation S-K in its 2013 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

          Equity Compensation Plan Information

          The following table provides information as of December 31, 2012 with respect to shares of Corporation common stock that may be issued under its existing equity compensation plans, including the following plans:

•	1990 Stock Option Plan (“1990 Plan”)
•	1995 & 1997 Employee Stock Option Plans (“1995 Plan” and “1997 Plan,” respectively)
•	2000 Employee Stock Option Plan (“Executive Plan”)
•	Equity Compensation Plan (“ECP”)
•	2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“Directors’ Plan”)
•	1995 Non-employee Directors’ Deferred Compensation Stock Option Plan (“1995 Directors’ Plan”)
•	1991, 1996, and 2002 Bank Director and Advisory Board Member Deferral Plans (“Advisory Board Plans”)

          Of the 9,796,648 compensatory options outstanding at December 31, 2012, approximately 46% were issued in connection with employee and director cash deferral elections. The Corporation received over many years a total of approximately $31.1 million in employee cash deferrals and $2.3 million in non-employee director and advisory board retainer and meeting fee deferrals related to deferral options. The opportunity to defer portions of compensation in exchange for options has not been offered to employees, directors or advisory board members with respect to compensation earned at any time since January 1, 2005.

          The following table includes information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Currently, all plans listed above other than the ECP have expired. Footnotes (2) and (5) to the table set forth the total number of shares of Corporation common stock issuable upon the exercise of options under the expired plans as of December 31, 2012. No additional options may be granted under those expired plans.

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

EQUITY COMPENSATION PLAN INFORMATION

		A		B	C

Plan Category		Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col. A)

Equity Compensation Plans Approved by Shareowners	(1)	4,819,139	(2)	$17.937	10,738,831	(3)

Equity Compensation Plans Not Approved by Shareowners	(4)	4,977,509	(5)	$24.470	—

Total		9,796,648		$21.258	10,738,831

(1)	Consists of the Executive Plan, Directors’ Plan, 1995 Directors’ Plan, 1995 Plan, 1990 Plan, and the ECP.

(2)

Includes 751,143 outstanding options issued in connection with employee and non-employee director cash deferrals of approximately $4.9 million. Also includes information for equity compensation plans that have expired. The Executive Plan, the Directors’ Plan, the 1995 Directors’ Plan, the 1995 Plan and the 1990 Plan were approved by shareholders in 2000, 2000, 1995, 1995, and 1990, respectively. The plans expired in 2010, 2007, 1999, 2005, and 2000, respectively. As of December 31, 2012, a total of 717,720 shares of Corporation common stock were issuable upon the exercise of outstanding options under these expired plans. No additional options may be granted under these expired plans.

(3)	As of December 31, 2012, an aggregate of 10,524,719 shares were available for awards other than options under the ECP.

(4)	Consists of the 1997 Plan and the Advisory Board Plans.

(5)

Includes 3,709,360 outstanding options issued in connection with employee and advisory board cash deferrals of approximately $20.9 million. All equity compensation plans reported in this note have expired or terminated. The 1997 Plan, the 1996 Bank Director and Advisory Board Member Deferral Plan, and the 1991 Bank Director and Advisory Board Member Deferral Plan expired in 2007, 2002, and 1997, respectively, and the 2002 Bank Director and Advisory Board Member Deferral Plan was terminated in 2005. As of December 31, 2012, a total of 4,977,509 shares of Corporation common stock were issuable upon the exercise of outstanding options under these expired or terminated plans. No additional options may be granted under these expired or terminated plans.

          In the table, column C shows the number of shares available for future award grants under the plans indicated at December 31, 2012, assuming eventual full exercise or issuance of all shares covered by awards outstanding on that date. Shares covered by outstanding options are shown in column A. In total, 5,053,433 shares are covered by outstanding awards other than options, including 4,859,374 under plans approved by shareowners and 194,059 under plans not approved by shareowners.

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

          As of December 31, 2012, options covering 4,924,983 shares of Corporation common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 20,476,829 shares had been exercised during the life of the plan. Of the options outstanding under the 1997 Plan, approximately 74% were issued in connection with employee cash deferral elections. The Corporation received approximately $20.2 million in cash deferrals to offset a portion of the exercise price. The 1997 Plan was filed as Exhibit 10.2(d) in the Corporation’s Form 10-Q for the quarter ended June 30, 2009.

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

          As of December 31, 2012, options covering 52,526 shares of Corporation common stock were outstanding under the Advisory Board Plans, zero shares remained available for future option grants, and options covering 209,622 shares had been exercised during the life of the plan.

          The Advisory Board Plans were included as Exhibits 10.1(f), 10.1(g), and 10.1(h) to the Corporation’s Form 10-Q for the quarter ended June 30, 2009.

Beneficial Ownership of Corporation Stock

          The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of the Corporation’s 2013 Proxy Statement.

Change in Control Arrangements

          The Corporation is unaware of any arrangements which may result in a change in control of the Corporation.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this Item is incorporated herein by reference to the “Independence and Categorical Standards” and the “Transactions with Related Persons” sections of the 2013 Proxy Statement, which sections are incorporated herein by reference. The Corporation’s independent directors and nominees are identified in the second paragraph of the “Independence and Categorical Standards” section of the 2013 Proxy Statement.

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

          Information regarding fees billed to the Corporation by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the “Vote Item No. 3” section of the 2013 Proxy Statement. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements and related Reports:

Page 82*	1.	Consolidated Statements of Condition as of December 31, 2012 and 2011.

Page 83*	2.	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

Page 84*	3.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010.

Pages 85-86*	4.	Consolidated Statements of Equity for the years ended December 31, 2012, 2011, and 2010.

Page 87*	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

Pages 88-189*	6.	Notes to Consolidated Financial Statements

Pages 79*	7.	Report of Management on Internal Control over Financial Reporting

Pages 80-81*	8.	Reports of Independent Registered Public Accounting Firm

*

The consolidated financial statements of the Corporation, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of the Corporation’s 2012 Annual Report to shareholders.

Financial Statement Schedules: Not applicable.

Exhibits: A complete list of exhibits to this report on Form 10-K is provided in the Exhibit Index immediately following the Signatures part of this report, beginning on page 56. The Exhibit Index is incorporated into this Item 15 by this reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 27, 2013	By:	/s/ William C. Losch III

William C. Losch III, Executive Vice
President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

D. Bryan Jordan *	President, Chief Executive Officer, and Chairman of the Board (principal executive officer)	February 27, 2013

D. Bryan Jordan

William C. Losch III*	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2013

William C. Losch III

Jeff L. Fleming*	Executive Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2013

Jeff L. Fleming

Robert B. Carter*	Director	February 27, 2013

Robert B. Carter

John C. Compton*	Director	February 27, 2013

John C. Compton

Mark A. Emkes*	Director	February 27, 2013

Mark A. Emkes

Corydon J. Gilchrist*	Director	February 27, 2013

Corydon J. Gilchrist

Director

Vicky B. Gregg

R. Brad Martin*	Director	February 27, 2013

R. Brad Martin

Scott M. Niswonger*	Director	February 27, 2013

Scott M. Niswonger

Vicki R. Palmer *	Director	February 27, 2013

Vicki R. Palmer

Colin V. Reed*	Director	February 27, 2013

Colin V. Reed

Luke Yancy III*	Director	February 27, 2013

Luke Yancy III

*By:	/s/ Clyde A. Billings, Jr.	February 27, 2013

Clyde A. Billings, Jr.
As Attorney-in-Fact

EXHIBIT INDEX

Exhibits marked + are filed herewith.

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

The phrase “2012 named executive officers” refers to those executive officers whose 2012 compensation is described in detail in the Corporation’s 2013 Proxy Statement.

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

3.2

Articles of Amendment of the Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed January 31, 2013.

3.3

Bylaws of First Horizon National Corporation, as amended and restated October 16, 2012, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed October 17, 2012.

4.1

Deposit Agreement, dated as of January 31, 2013, by and among the Company, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of depositary receipts described therein, incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed January 31, 2013.

4.2

The Corporation and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in the Corporation’s 2012 Annual Report to shareholders. At December 31, 2012, none of such debt exceeded 10% of the total assets of the Corporation and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. The Corporation agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*Equity-Based Award Plans

*10.1(a)

Equity Compensation Plan (as amended and restated April 17, 2012) (Adjusted for all stock dividends through January 1, 2011), incorporated by reference to Appendix B to the Corporation’s Proxy Statement for its annual meeting on April 17, 2012, formerly known as 2003 Equity Compensation Plan.

*10.1(b)

1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(c)

2000 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(d)+	Salary Stock Unit Program, as amended.

*10.1(e)

Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated, incorporated herein by reference to Exhibit 10.1(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.1(f)

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

*Performance-Based Equity Award Documents

*10.2(a)	Form of Performance Stock Units Notice of Grant [2009], incorporated herein by reference to Exhibit 10.4(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.2(b)

Form of Performance Stock Units Grant Notice [2010], incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

*10.2(c)	Form of Performance Stock Units Grant Notice [2011], incorporated herein by reference to Exhibit 10.4(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.2(d)	Form of Performance Stock Units Grant Notice [2012], incorporated herein by reference to Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.2(e)	Form of Special Performance Stock Units Grant Notice [2012], incorporated herein by reference to Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

*Stock Option Award Documents

*10.3(a)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise, incorporated herein by reference to Exhibit 10.5(c) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(b)	Form of Stock Option Grant Notice, incorporated herein by reference to Exhibit 10.5(e) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(c)	Form of Stock Option Reload Grant Notification, incorporated herein by reference to Exhibit 10.5(f) to the Corporation’s 2004 Annual Report on Form 10-K.

*10.3(d)

Form of Management Stock Option Grant Notice (used for executive officers during 2006), incorporated herein by reference to Exhibit 10.5(j) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*10.3(e)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.3(f)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.3(g)

Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Current Report on Form 8-K filed February 29, 2008.

*10.3(h)	Form of Executive Stock Option Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(s) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.3(i)	Form of Executive Stock Option Grant Notice [2012], incorporated herein by reference to Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*Other Equity-Based Award Documents

*10.4(a)

Form of Restricted Stock Agreement for Non-Employee Director used under the Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to the Corporation’s Current Report on Form 8-K dated January 18, 2005.

*10.4(b)

Form of 2005 PARSAP Agreement (for executive officers other than the CEO), incorporated herein by reference to Exhibit 10.3(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.4(c)

Description of performance criteria related to 2005 PARSAP Agreement, incorporated herein by reference to Exhibit 10.3(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.4(d)	Form of Executive Restricted Stock Notice of Grant [2009], incorporated herein by reference to Exhibit 10.5(o) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.4(e)

Form of Executive Special Restricted Stock Notice of Grant [2009], incorporated herein by reference to Exhibit 10.5(p) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.4(f)

Form of Bonus Restricted Stock Notice of Grant (associated with bonuses under the Capital Markets Incentive Compensation Plan) [2009], incorporated herein by reference to Exhibit 10.5(q) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

*10.4(g)

Form of Executive Restricted Stock Grant Notice [2010], incorporated herein by reference to Exhibit 10.5(r) to the Corporation’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

*10.4(h)

Form of Executive Retention Restricted Stock Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(t) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.4(i)	Form of MIP-Driven Restricted Stock Grant Notice [2012], incorporated herein by reference to Exhibit 10.5 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.4(j)	Form of MIP-Driven Restricted Stock Units Grant Notice [2012], incorporated herein by reference to Exhibit 10.6 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.4(k) +	Sections of Director Policy pertaining to compensation.

*Management Cash Incentive Plan Documents

*10.5(a)

Management Incentive Plan (as amended and restated January 17, 2012), incorporated by reference to Appendix C to the Corporation’s Proxy Statement for its annual meeting on April 17, 2012, formerly known as 2002 Management Incentive Plan.

*10.5(b)

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

*10.5(c)

Amendment to Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c2) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.5(d)	Firstpower Annual Bonus Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed August 21, 2008.

*Other Material Contract Exhibits relating to Employment, Retirement, Severance, or Separation

*10.6(a)

February 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a2) to the Corporation’s Current Report on Form 8-K dated February 20, 2007.

*10.6(b)

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

*10.6(d)

Form of Change in Control Severance Agreement offered to executive officers on or after November 14, 2008, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed November 24, 2008.

*10.6(e)

Form of Pension Restoration Plan (amended and restated as of January 1, 2008), incorporated herein by reference to Exhibit 10.7(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6(f)	Form of Amendment to Pension Restoration Plan, incorporated herein by reference to Exhibit 10.7(d2) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

*10.6(g)	Form of Amendment No. 3 to Pension Restoration Plan, incorporated herein by reference to Exhibit 10. 2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

*10.6(h)

Form of First Horizon National Corporation Savings Restoration Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

*10.6(i) +	Conformed copy of Retirement Agreement dated November 19, 2012 with Christine B. Munson.

*Non-Equity Deferral Plans and Related Exhibits

*10.7(a)

Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to the Corporation’s 1996 Annual report on Form 10-K.

*10.7(b)

Form of Amendment to Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a3) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(c)

Rate Applicable to Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

*10.7(d)

Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to the Corporation’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to the Corporation’s 1995 Annual Report on Form 10-K.

*10.7(e)

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

*10.7(f)

Description of April 19, 2005 amendments to the First Horizon National Corporation Nonqualified Deferred Compensation Plan (formerly First Tennessee National Corporation Nonqualified Deferred Compensation Plan), incorporated herein by reference to Exhibit 10.1(l) to the Corporation’s Current Report on Form 8-K dated April 19, 2005.

*10.7(g)

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

*10.8(d)

2004 Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K.

*10.8(e)

Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers, incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.8(f)

Form of Indemnity Agreement with directors and executive officers (April 2008 revision), incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed April 28, 2008.

*10.8(g)	List of Certain Benefits Available to Executive Officers, incorporated herein by reference to Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

*10.8(h)	Description of 2013 Salaries for 2012 Named Executive Officers, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed January 23, 2013.

Other Material Contract Exhibits

[reserved]

Other Exhibits

13 +

Pages 1 through 194 of the First Horizon National Corporation 2012 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

21 +	Subsidiaries of the Corporation.

23 +	Accountant’s Consents.

24 +	Power of Attorney.

31(a) +	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b) +	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a) +	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)**

32(b) +	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)**

99.1

Conformed copy of Mortgage Loan Subservicing Agreement dated June 3, 2008 related to the subservicing of certain mortgage loans, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K/A filed June 4, 2008

101 +

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Statements of Condition at December 31, 2012 and 2011 (Unaudited); (ii) Consolidated Statements of Income for the Years Ended December 31, 2012, 2011, and 2010 (Unaudited); (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010 (Unaudited); (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010 (Unaudited); (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010 (Unaudited); (vi) Notes to the Consolidated Financial Statements (Unaudited).***

101.INS +	XBRL Instance Document***

101.SCH +	XBRL Taxonomy Extension Schema***

101.CAL +	XBRL Taxonomy Extension Calculation Linkbase***

101.LAB +	XBRL Taxonomy Extension Label Linkbase***

101.PRE +	XBRL Taxonomy Extension Presentation Linkbase***

101.DEF +	XBRL Taxonomy Extension Definition Linkbase***