Form 10-Q
period 2013-03-31
FIRST HORIZON NATIONAL CORP
filed 2013-05-08
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2013
Common Stock, $.625 par value	241,224,839

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands, except restricted and share amounts)(Unaudited)	2013	2012	2012
Assets:
Cash and due from banks (Restricted—$.2 million on March 31, 2013; $1.7 million on March 31, 2012; and $—on December 31, 2012)	$275,262	$349,604	$469,879
Federal funds sold	33,738	18,732	34,492
Securities purchased under agreements to resell (Note 15)	732,696	595,973	601,891

Total cash and cash equivalents (Restricted—$.2 million on March 31, 2013; $1.7 million on March 31, 2012; and $—on December 31, 2012)	1,041,696	964,309	1,106,262

Interest-bearing cash	431,182	761,098	353,373
Trading securities	1,397,746	1,238,041	1,262,720
Loans held-for-sale	390,874	431,905	401,937
Securities available-for-sale (Note 2)	3,190,219	3,296,603	3,061,808
Loans, net of unearned income (Restricted—$.1 billion on March 31, 2013 and December 31, 2012; and $.2 billion on March 31, 2012) (Note 3)	15,889,670	15,971,330	16,708,582
Less: Allowance for loan losses (Restricted—$3.7 million on March 31, 2013; $10.4 million on March 31, 2012; and $4.3 million on December 31, 2012) (Note 3)	265,218	346,016	276,963

Total net loans (Restricted—$.1 billion on March 31, 2013, March 31, 2012 and December 31, 2012)	15,624,452	15,625,314	16,431,619

Mortgage servicing rights (Note 4)	109,102	142,956	114,311
Goodwill (Note 5)	134,242	134,242	134,242
Other intangible assets, net (Note 5)	21,772	25,638	22,700
Capital markets receivables	533,306	522,001	303,893
Premises and equipment, net	299,740	314,903	303,273
Real estate acquired by foreclosure	54,672	78,947	60,690
Derivative assets (Note 14)	274,332	340,337	292,472
Other assets (Restricted—$1.6 million on March 31, 2013; $4.5 million on March 31, 2012; and $1.9 million on December 31, 2012)	1,663,092	1,802,675	1,670,840

Total assets (Restricted—$.1 billion on March 31, 2013 and December 31, 2012; and $.2 billion on March 31, 2012)	$25,166,427	$25,678,969	$25,520,140

Liabilities and equity:
Deposits:
Savings	$6,498,832	$6,615,289	$6,705,496
Time deposits	988,375	1,142,249	1,019,938
Other interest-bearing deposits	3,740,257	3,500,445	3,798,313
Certificates of deposit $100,000 and more	522,958	707,590	503,490

Interest-bearing	11,750,422	11,965,573	12,027,237
Noninterest-bearing	4,454,045	4,969,597	4,602,472

Total deposits	16,204,467	16,935,170	16,629,709

Federal funds purchased	1,361,670	1,487,469	1,351,023
Securities sold under agreements to repurchase (Note 15)	488,010	313,765	555,438
Trading liabilities	781,306	567,571	564,429
Other short-term borrowings	186,898	181,570	441,201
Term borrowings (Restricted—$.1 billion on March 31, 2013 and December 31, 2012; and $.2 billion on March 31, 2012)	2,197,864	2,340,706	2,226,482
Capital markets payables	461,333	361,018	296,450
Derivative liabilities (Note 14)	199,999	234,188	202,269
Other liabilities	685,153	583,339	743,933

Total liabilities (Restricted—$.1 billion on March 31, 2013 and December 31, 2012; and $.2 billion on March 31, 2012)	22,566,700	23,004,796	23,010,934

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock—Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share—(shares authorized—1,000; shares issued—1,000 on March 31, 2013; and $—on March 31, 2012 and December 31, 2012)	95,624	—	—
Common stock—$.625 par value (shares authorized—400,000,000; shares issued—241,224,839 on March 31, 2013; 252,666,860 on March 31, 2012; and 243,597,780 on December 31, 2012 )	150,766	157,917	152,249
Capital surplus	1,461,292	1,560,343	1,488,463
Undivided profits	748,427	785,361	719,672
Accumulated other comprehensive loss, net (Note 7)	(151,639)	(124,613)	(146,343)

Total First Horizon National Corporation Shareholders’ Equity	2,304,470	2,379,008	2,214,041

Noncontrolling interest	295,257	295,165	295,165

Total equity	2,599,727	2,674,173	2,509,206

Total liabilities and equity	$25,166,427	$25,678,969	$25,520,140

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have been reclassified to agree with current presentation.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars and shares in thousands except per share data)(Unaudited)	2013	2012
Interest income:
Interest and fees on loans	$153,285	$161,577
Interest on investment securities	20,862	26,306
Interest on loans held-for-sale	3,502	3,738
Interest on trading securities	8,281	9,436
Interest on other earning assets	469	446

Total interest income	186,399	201,503

Interest expense:
Interest on deposits:
Savings	4,397	5,619
Time deposits	4,217	5,916
Other interest-bearing deposits	1,145	1,518
Certificates of deposit $100,000 and more	1,561	2,306
Interest on trading liabilities	3,196	2,515
Interest on short-term borrowings	1,306	1,365
Interest on term borrowings	9,195	10,335

Total interest expense	25,017	29,574

Net interest income	161,382	171,929
Provision for loan losses	15,000	8,000

Net interest income after provision for loan losses	146,382	163,929

Noninterest income:
Capital markets	79,163	106,743
Deposit transactions and cash management	27,656	28,741
Mortgage banking	9,373	23,341
Brokerage, management fees and commissions	9,348	8,496
Trust services and investment management	6,328	5,808
Insurance commissions	600	568
Equity securities gains/(losses), net	24	—
Debt securities gains/(losses), net	—	328
Gain on divestiture	—	200
All other income and commissions (Note 6)	23,935	28,216

Total noninterest income	156,427	202,441

Adjusted gross income after provision for loan losses	302,809	366,370

Noninterest expense:
Employee compensation, incentives, and benefits (quarter ended March 31, 2013 includes $2.5 million of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	139,184	175,458
Occupancy	12,822	12,119
Legal and professional fees	11,171	6,067
Computer software	10,076	9,465
Contract employment and outsourcing	9,039	11,115
Operations services	8,070	9,127
Equipment rentals, depreciation, and maintenance	7,820	7,616
FDIC premium expense	6,011	6,336
Communications and courier	4,437	4,499
Foreclosed real estate	1,439	4,170
Miscellaneous loan costs	996	1,327
Amortization of intangible assets	928	973
Repurchase and foreclosure provision	—	49,256
All other expense (Note 6)	28,547	24,466

Total noninterest expense	240,540	321,994

Income/(loss) before income taxes	62,269	44,376
Provision/(benefit) for income taxes (quarter ended March 31, 2013 includes $1.0 million income tax benefit reclassified from accumulated other comprehensive income)	17,730	10,570

Income/(loss) from continuing operations	44,539	33,806
Income/(loss) from discontinued operations, net of tax (a)	430	(435)

Net income/(loss)	$44,969	$33,371

Net income attributable to noncontrolling interest	2,813	2,844

Net income/(loss) attributable to controlling interest	$42,156	$30,527

Preferred stock dividends	1,188	—

Net income/(loss) available to common shareholders	$40,968	$30,527

Basic earnings/(loss) per share from continuing operations (Note 8)	$0.17	$0.12

Diluted earnings/(loss) per share from continuing operations (Note 8)	$0.17	$0.12

Basic earnings/(loss) per share (Note 8)	$0.17	$0.12

Diluted earnings/(loss) per share (Note 8)	$0.17	$0.12

Weighted average common shares (Note 8)	240,870	253,527

Diluted average common shares (Note 8)	242,799	255,369

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Income/(loss) from discontinued operations, net of tax have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2013	2012
Net income/(loss)	$44,969	$33,371
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available-for-sale	(6,659)	7
Recognized pension and other employee benefit plans net periodic benefit costs	1,363	5,536

Other comprehensive income/(loss)	(5,296)	5,543

Comprehensive income/(loss)	39,673	38,914

Comprehensive income attributable to noncontrolling interest	2,813	2,844

Comprehensive income/(loss) attributable to controlling interest	$36,860	$36,070

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2013			2012
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,214,041	$295,165	$2,509,206	$2,389,472	$295,165	$2,684,637
Net income/(loss)	42,156	2,813	44,969	30,527	2,844	33,371
Other comprehensive income/(loss) (a)	(5,296)	—	(5,296)	5,543	—	5,543

Comprehensive income/(loss)	36,860	2,813	39,673	36,070	2,844	38,914

Preferred stock issuance (1,000 shares issued at $100,000 per share net of offering costs)	95,624	—	95,624	—	—	—
Cash dividends declared:
Preferred stock ($1,188.33/share)	(1,188)	—	(1,188)	—	—	—
Common stock ($.05/share and $.01/share for the quarters ended March 31, 2013 and 2012, respectively)	(12,214)	—	(12,214)	(2,530)	—	(2,530)
Common stock repurchased (b)	(32,495)	—	(32,495)	(46,624)	—	(46,624)
Common stock issued for:
Stock options and restricted stock—equity awards	16	—	16	—	—	—
Stock-based compensation expense	4,220	—	4,220	3,858	—	3,858
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(2,813)	(2,813)	—	(2,844)	(2,844)
Tax benefit reversals—stock-based compensation plans	(480)	—	(480)	(1,238)	—	(1,238)
Real estate investment trust (“REIT”) preferred stock issuance	—	92	92	—	—	—
Other changes in equity	86	—	86	—	—	—

Balance, March 31	$2,304,470	$295,257	$2,599,727	$2,379,008	$295,165	$2,674,173

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	Quarters ended March 31, 2013 and 2012, include $30.0 million and $44.5 million, respectively, repurchased under the share repurchase program launched in fourth quarter 2011.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Operating Activities
Net income/(loss)	$44,969	$33,371
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	15,000	8,000
Provision/(benefit) for deferred income taxes	9,819	8,431
Depreciation and amortization of premises and equipment	8,802	8,717
Amortization of intangible assets	928	973
Net other amortization and accretion	9,822	19,596
Net (increase)/decrease in derivatives	(1,732)	(3,374)
Market value adjustment on mortgage servicing rights	(833)	(4,471)
Repurchase and foreclosure provision	—	49,256
Fair value adjustment to foreclosed real estate	1,018	5,225
Litigation and regulatory matters	5,170	153
(Gains)/losses on divestitures	(638)	—
Stock-based compensation expense	4,220	3,858
Tax benefit reversals stock-based compensation plans	480	1,238
Equity securities (gains)/losses, net	(24)	—
Debt securities gains, net	—	(328)
Net (gain)/losses on sale/disposal of fixed assets	387	68
Net (increase)/decrease in:
Trading securities	(136,439)	(251,488)
Loans held-for-sale	11,063	(18,008)
Capital markets receivables	(229,413)	(357,014)
Interest receivable	(9,932)	(7,844)
Other assets	11,421	(21,650)
Net increase/(decrease) in:
Capital markets payables	164,883	196,310
Interest payable	15,323	15,711
Other liabilities	(88,882)	(69,302)
Trading liabilities	216,877	220,286

Total adjustments	7,320	(195,657)

Net cash provided/(used) by operating activities	52,289	(162,286)

Investing Activities
Available-for-sale securities:
Sales	—	39,097
Maturities	300,178	202,993
Purchases	(442,309)	(474,673)
Premises and equipment:
Purchases	(5,656)	(2,435)
Net (increase)/decrease in:
Loans	795,824	378,681
Interests retained from securitizations classified as trading securities	1,413	1,664
Interest-bearing cash	(77,809)	(308,242)
Cash receipts related to divestitures	1,638	—

Net cash provided/(used) by investing activities	573,279	(162,915)

Financing Activities
Common stock:
Stock options exercised	16	—
Cash dividends paid	(2,488)	(2,575)
Repurchase of shares (a)	(32,495)	(46,624)
Tax benefit reversals stock-based compensation plans	(480)	(1,238)
Preferred stock issuance	95,624	—
Cash dividends paid—preferred stock—noncontrolling interest	(2,875)	(2,844)
Term borrowings:
Payments/maturities	(14,306)	(131,686)
Increase in restricted and secured term borrowings	3,196	859
Net increase/(decrease) in:
Deposits	(425,242)	722,161
Short-term borrowings	(311,084)	(76,798)

Net cash provided/(used) by financing activities	(690,134)	461,255

Net increase/(decrease) in cash and cash equivalents	(64,566)	136,054

Cash and cash equivalents at beginning of period	1,106,262	828,255

Cash and cash equivalents at end of period	$1,041,696	$964,309

Supplemental Disclosures
Total interest paid	$9,285	$13,708
Total taxes paid	1,488	27,927
Total taxes refunded	2,377	617
Transfer from loans to other real estate owned	1,217	10,207

See accompanying notes to consolidated condensed financial statements.

(a)	Quarters ended March 31, 2013 and 2012, include $30.0 million and $44.5 million, respectively, repurchased under the share repurchase program launched in fourth quarter 2011.

Notes to the Consolidated Condensed Financial Statements

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in the filing. The operating results for the interim 2013 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2012 Annual Report to shareholders.

Summary of Accounting Changes. Effective January 1, 2013, FHN adopted the provisions of FASB ASU 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of ASU 2011-11 includes derivatives, sale and repurchase agreements/reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The provisions of ASU 2011-11 are effective for periods beginning on or after January 1, 2013, with retrospective application to all periods presented in the financial statements required. Additionally in January 2013, FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, that narrowed the scope of ASU 2011-11. Based on this amendment, ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Upon adoption of ASU 2011-11, FHN revised its disclosures accordingly. The adoption of the provisions of ASU 2011-11 had no effect on FHN’s statement of condition, results of operations, or cash flows.

Effective January 1, 2013, FHN adopted the provisions of FASB ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements but modified interim disclosure requirements such that changes in accumulated other comprehensive income must be disclosed in interim filings. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Upon adoption of the provisions of ASU 2013-02 on January 1, 2013, FHN revised its financial statements and disclosures accordingly.

Note 2 – Investment Securities

The following tables summarize FHN’s available for sale (“AFS”) securities on March 31, 2013 and 2012:

	March 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$39,992	$2	$—	$39,994
Government agency issued mortgage-backed securities (“MBS”)	1,009,283	56,649	(381)	1,065,551
Government agency issued collateralized mortgage obligations (“CMO”)	1,826,314	24,049	(1,010)	1,849,353
Other U.S. government agencies	3,068	208	—	3,276
States and municipalities	15,255	—	—	15,255
Equity and other (a)	216,780	10	—	216,790

Total securities available for sale (b)	$3,110,692	$80,918	$(1,391)	$3,190,219

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	March 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$40,011	$26	$—	$40,037
Government agency issued MBS	1,352,827	74,936	(734)	1,427,029
Government agency issued CMO	1,537,732	35,104	—	1,572,836
Other U.S. government agencies	14,121	426	—	14,547
States and municipalities	18,070	—	—	18,070
Equity and other (a)	224,061	23	—	224,084

Total securities available for sale (b)	$3,186,822	$110,515	$(734)	$3,296,603

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.1 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

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

Note 2 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available for sale securities portfolio on March 31, 2013 are provided below:

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within 1 year	$39,992	$39,994
After 1 year; within 5 years	4,568	4,776
After 5 years; within 10 years	—	—
After 10 years	13,755	13,755

Subtotal	58,315	58,525

Government agency issued MBS and CMO	2,835,597	2,914,904
Equity and other	216,780	216,790

Total	$3,110,692	$3,190,219

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross gains and gross losses from investment securities for the three months ended March 31:

	Available for sale
(Dollars in thousands)	2013	2012
Gross gains on sales of securities	$30	$328
Gross losses on sales of securities	(6)	—

Net gain/(loss) on sales of securities (a)	$24	$328

Net other than temporary impairment (“OTTI”) recorded	—	—

Total securities gain/(loss), net	$24	$328

(a)	Proceeds from sales for the three months ended March 31, 2012 were $39.1 million. Proceeds for the three months ended March 31, 2013 were not material.

The following table provides information on investments within the available for sale portfolio that had unrealized losses on March 31, 2013 and 2012:

	On March 31, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$305,318	$(1,010)	$—	$—	$305,318	$(1,010)
Government agency issued MBS	44,095	(381)	—	—	44,095	(381)

Total temporarily impaired securities	$349,413	$(1,391)	$—	$—	$349,413	$(1,391)

	On March 31, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$101,397	$(734)	$—	$—	$101,397	$(734)

Total temporarily impaired securities	$101,397	$(734)	$—	$—	$101,397	$(734)

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

Note 3 – Loans

The following table provides the balance of loans by portfolio segment as of March 31, 2013 and 2012, and December 31, 2012:

	March 31		December 31
(Dollars in thousands)	2013	2012	2012
Commercial:
Commercial, financial, and industrial	$8,091,186	$7,705,153	$8,796,956
Commercial real estate
Income CRE	1,062,588	1,247,089	1,109,930
Residential CRE	53,291	99,837	58,305
Retail:
Consumer real estate (a)	5,590,180	5,858,821	5,688,703
Permanent mortgage (b)	793,282	788,700	765,583
Credit card & other	299,143	271,730	289,105

Loans, net of unearned income	$15,889,670	$15,971,330	$16,708,582
Allowance for loan losses	265,218	346,016	276,963

Total net loans	$15,624,452	$15,625,314	$16,431,619

(a)	Balances as of March 31, 2013 and 2012, and December 31, 2012 include $386.4 million, $467.0 million, and $402.4 million of restricted and secured real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.
(b)	Balances as of March 31, 2013 and 2012, and December 31, 2012 include $13.0 million, $38.0 million and $13.2 million of restricted and secured real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

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

Concentrations

FHN has a concentration of loans secured by residential real estate (41 percent of total loans), the majority of which is in the consumer real estate portfolio (35 percent of total loans). FHN had loans to mortgage companies totaling $1.1 billion (14 percent of the C&I portfolio, or 7 percent of total loans) as of March 31, 2013. Additionally, FHN had a sizeable portfolio of bank-related loans (including TRUPs) totaling $0.5 billion (6 percent of the C&I portfolio, or 3 percent of total loans).

Regulatory Focus on Consumer Loan Accounting and Reporting

In first quarter 2012, the Office of the Comptroller of Currency (“OCC”) issued interagency guidance related to ALLL estimation and nonaccrual practices, and risk management policies for junior lien loans. As a result, FHN modified its nonaccrual policies to place current second liens on nonaccrual if the first lien is owned or serviced by FHN and that first lien is 90 or more days past due. Additionally, FHN enhanced its ALLL methodology to qualitatively estimate probable incurred losses for all current second liens that are behind first liens with performance issues for which FHN does not own or service the first lien. During 2012 and continuing into 2013, FHN has been and is evaluating data on first liens provided by third parties, including vendors, to determine if it may be reasonably relied upon in order to predict performance of the associated second liens for which FHN does not own or service the first lien. FHN is working to have a vendor selected in the first half of 2013. Therefore, methodologies, policies, and practices related to the ALLL and/or nonaccrual accounting and reporting may be revised in the future to incorporate usage of such data if deemed predictive of loan performance. It is possible that if FHN determines that third party data may reasonably be relied upon, future additions to NPLs may be material.

Additionally, in third quarter 2012, the OCC clarified that residential real estate loans in which personal liability has been discharged through bankruptcy and not reaffirmed by the borrower are collateral dependent and should be reported as nonaccruing troubled debt restructuring (“TDR”). As a result, FHN charged-down such loans to the net realizable value of the collateral and the remaining

Note 3 – Loans (Continued)

balances were reported as nonaccruing TDRs regardless of the loan’s delinquency status. The level of nonperforming loans and TDRs in the consumer real estate and permanent mortgage portfolios were affected by these regulatory actions as of March 31, 2013 relative to March 31, 2012.

Because of the composition of FHN’s residential real estate portfolios, this change most significantly impacted the consumer real estate portfolio segment.

Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow economic recovery, weak housing market, elevated unemployment levels, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired.

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

Individually Impaired

Generally, classified nonaccrual commercial loans over $1 million and all commercial and consumer loans classified as TDRs are deemed to be impaired and are individually assessed for impairment measurement in accordance with ASC 310-10-35. For all commercial portfolio segments, commercial TDRs and other individually impaired commercial loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the net realizable value. For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the ALLL until such time as a loss is expected and recognized; however, for impaired collateral-dependent loans, FHN will charge off the full difference between the book value and the best estimate of net realizable value.

Generally, the allowance for TDRs in all consumer portfolio segments is determined by estimating the expected future cash flows using the modified interest rate (if an interest rate concession), incorporating payoff and net charge-off rates specific to the TDRs within the portfolio segment being assessed, and discounted using the pre-modification interest rate. The discount rates of variable rate TDRs are adjusted to reflect changes in the interest rate index in which the rates are tied. The discounted cash flows are then compared to the outstanding principal balance in order to determine required reserves. Residential real estate loans discharged through bankruptcy are collateral-dependent and are charged down to net realizable value.

Note 3 – Loans (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of January 1, 2012	$130,413	$55,586	$165,077	$26,194	$7,081	$384,351
Charge-offs	(6,074)	(9,619)	(34,133)	(4,638)	(2,619)	(57,083)
Recoveries	4,514	496	4,139	523	1,076	10,748
Provision	(9,275)	(414)	6,564	10,493	632	8,000

Balance as of March 31, 2012	119,578	46,049	141,647	32,572	6,170	346,016

Allowance—individually evaluated for impairment	29,147	7,976	32,300	16,722	241	86,386
Allowance—collectively evaluated for impairment	90,431	38,073	109,347	15,850	5,929	259,630
Loans, net of unearned as of March 31, 2012:
Individually evaluated for impairment	151,219	110,123	117,556	102,033	1,028	481,959
Collectively evaluated for impairment	7,553,934	1,236,803	5,741,265	686,667	270,702	15,489,371

Total loans, net of unearned	$7,705,153	$1,346,926	$5,858,821	$788,700	$271,730	$15,971,330

Balance as of January 1, 2013	$96,191	$19,997	$128,949	$24,928	$6,898	$276,963
Charge-offs	(4,436)	(1,381)	(23,996)	(3,387)	(2,900)	(36,100)
Recoveries	2,496	646	5,504	144	565	9,355
Provision	(8,146)	(4,124)	20,960	3,763	2,547	15,000

Balance as of March 31, 2013	86,105	15,138	131,417	25,448	7,110	265,218

Allowance—individually evaluated for impairment	15,463	156	40,778	22,239	231	78,867
Allowance—collectively evaluated for impairment	70,642	14,982	90,639	3,209	6,879	186,351
Loans, net of unearned as of March 31, 2013:
Individually evaluated for impairment	111,036	43,501	165,927	136,430	747	457,641
Collectively evaluated for impairment	7,980,150	1,072,378	5,424,253	656,852	298,396	15,432,029

Total loans, net of unearned	$8,091,186	$1,115,879	$5,590,180	$793,282	$299,143	$15,889,670

Note 3 – Loans (Continued)

Impaired Loans

The following tables provide information at March 31, 2013 and 2012, by class related to individually impaired loans and consumer TDR’s. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, LOCOM has been excluded.

	March 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$60,849	$73,873	$—	$60,581	$80
TRUPs	10,000	10,000	—	17,000	—
Income CRE	28,136	40,034	—	30,968	75
Residential CRE	14,294	21,507	—	14,467	63

Total	$113,279	$145,414	$—	$123,016	$218

Retail:
HELOC (a)	$21,058	$38,055	$—	$20,698	$—
R/E installment loans (a)	13,329	15,207	—	11,825	—
Permanent mortgage (a)	14,634	14,634	—	13,125	—

Total	$49,021	$67,896	$—	$45,648	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$3,754	$3,754	$1,159	$7,027	$—
TRUPs	40,200	40,200	14,304	36,950	—
Income CRE	1,071	1,071	156	1,075	11

Total	$45,025	$45,025	$15,619	$45,052	$11

Retail:
HELOC	$63,066	$63,066	$16,559	$61,358	$426
R/E installment loans	68,474	68,474	24,219	69,082	285
Permanent mortgage	121,796	121,796	22,239	122,744	683
Credit card & other	747	747	231	782	8

Total	$254,083	$254,083	$63,248	$253,966	$1,402

Total commercial	$158,304	$190,439	$15,619	$168,068	$229

Total retail	$303,104	$321,979	$63,248	$299,614	$1,402

Total impaired loans	$461,408	$512,418	$78,867	$467,682	$1,631

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 3 – Loans (Continued)

	March 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$63,595	$80,563	$—	$69,288	$203
TRUPs	47,000	47,000	—	47,000	—
Income CRE	64,190	111,789	—	65,921	77
Residential CRE	24,210	41,518	—	24,250	72

Total	$198,995	$280,870	$—	$206,459	$352

Impaired loans with related allowance recorded:
Commercial:
General C&I	$12,831	$12,993	$5,322	$13,637	$34
TRUPs	33,700	33,700	23,825	33,700	—
Income CRE	2,208	2,208	446	2,215	15
Residential CRE	19,515	19,515	7,530	20,334	—

Total	$68,254	$68,416	$37,123	$69,886	$49

Retail:
HELOC	$52,411	$52,411	$14,165	$51,165	$373
R/E installment loans	65,145	65,145	18,135	63,728	265
Permanent mortgage	102,033	102,033	16,722	91,496	656
Credit card & other	1,028	1,028	241	1,073	11

Total	$220,617	$220,617	$49,263	$207,462	$1,305

Total commercial	$267,249	$349,286	$37,123	$276,345	$401

Total retail	$220,617	$220,617	$49,263	$207,462	$1,305

Total impaired loans	$487,866	$569,903	$86,386	$483,807	$1,706

Certain previously reported amounts have been reclassified to agree with current presentation.

Asset Quality Indicators

As previously discussed, FHN employs a dual grade commercial risk grading methodology to assign an estimate for PD and the LGD for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. Each PD grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default probability, and probabilities increase as grades progress down the scale. PD 1 through PD 12 are “pass” grades. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Pass loan grades are required to be reassessed annually or earlier whenever there has been a material change in the financial condition of the borrower or risk characteristics of the relationship. All commercial loans over $1 million and certain commercial loans over $500,000 that are graded 13 or worse are reassessed on a quarterly basis. LGD grades are assigned based on a scale of 1-12 and represent FHN’s expected recovery based on collateral type in the event a loan defaults.

Note 3 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of March 31, 2013 and 2012:

	March 31, 2013
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$169,342	$—	$—	$—	$—	$169,342	2%	$51
2	172,481	—	—	2,513	—	174,994	2	82
3	164,654	—	—	6,241	—	170,895	2	101
4	309,242	—	—	6,188	216	315,646	3	421
5	672,509	—	—	34,672	275	707,456	8	1,284
6	939,686	121,538	—	148,174	7,308	1,216,706	13	3,206
7	1,012,012	329,484	—	177,656	1,877	1,521,029	17	3,397
8	1,015,430	411,119	—	237,433	257	1,664,239	18	5,314
9	641,720	227,410	—	123,351	765	993,246	11	8,851
10	461,381	40,177	—	106,948	1,053	609,559	7	7,805
11	440,142	—	—	54,810	1,801	496,753	5	9,837
12	168,677	—	—	22,233	188	191,098	2	2,808
13	114,717	—	337,725	36,729	10,585	499,756	5	8,371
14,15,16	227,018	351	3,335	76,433	14,672	321,809	3	34,096

Collectively evaluated for impairment	6,509,011	1,130,079	341,060	1,033,381	38,997	9,052,528	98	85,624
Individually evaluated for impairment	64,603	—	46,433	29,207	14,294	154,537	2	15,619

Total commercial loans	$6,573,614	$1,130,079	$387,493	$1,062,588	$53,291	$9,207,065	100%	$101,243

	March 31, 2012
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$185,999	$—	$—	$—	$—	$185,999	2%	$59
2	190,005	—	—	2,594	—	192,599	2	75
3	163,589	—	—	21,307	—	184,896	2	104
4	218,712	—	—	6,428	93	225,233	2	225
5	388,541	—	—	30,600	297	419,438	5	915
6	895,483	123,307	—	96,550	4,380	1,119,720	12	3,867
7	852,631	434,345	—	214,099	5,812	1,506,887	17	8,592
8	952,757	366,556	—	151,064	422	1,470,799	16	12,760
9	619,101	127,639	—	158,179	2,656	907,575	10	12,032
10	504,433	18,734	—	94,077	1,878	619,122	7	9,194
11	479,398	—	—	124,662	1,473	605,533	7	12,424
12	163,692	—	—	16,013	3,353	183,058	2	3,513
13	206,166	—	334,099	67,431	7,383	615,079	7	12,344
14,15,16	324,666	—	4,081	197,688	28,364	554,799	6	52,400

Collectively evaluated for impairment	6,145,173	1,070,581	338,180	1,180,692	56,111	8,790,737	97	128,504
Individually evaluated for impairment	76,426	—	74,793	66,397	43,726	261,342	3	37,123

Total commercial loans	$6,221,599	$1,070,581	$412,973	$1,247,089	$99,837	$9,052,079	100%	$165,627

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of March 31, 2013 and 2012, presented net of $30.9 million and $34.2 million, respectively, in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

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

Note 3 – Loans (Continued)

The following tables reflect period-end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of March 31, 2013 and 2012:

HELOC	March 31, 2013			March 31, 2012
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$108,054	714	705	$167,660	722	715
2003	208,233	732	723	259,437	733	724
2004	469,608	727	717	565,929	728	718
2005	592,322	734	719	704,568	734	720
2006	437,889	740	725	523,464	741	724
2007	460,916	745	728	542,266	746	731
2008	250,427	754	747	286,454	755	749
2009	134,294	752	745	170,186	754	751
2010	133,917	753	749	167,914	755	755
2011	129,303	759	756	159,368	760	757
2012	155,758	760	758	35,208	762	758
2013	27,853	756	754	—	—	—

Total	$3,108,574	740	729	$3,582,454	740	729

R/E Installment Loans	March 31, 2013			March 31, 2012
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$33,454	685	682	$51,213	689	685
2003	101,107	719	727	147,224	722	730
2004	66,809	703	701	90,717	709	707
2005	197,153	717	711	254,045	720	713
2006	209,755	718	703	277,821	720	704
2007	299,659	726	711	389,145	729	712
2008	104,651	725	716	143,844	733	724
2009	53,302	746	744	84,485	750	748
2010	146,048	746	750	187,301	746	756
2011	390,546	760	761	462,341	761	758
2012	741,406	764	762	188,231	765	767
2013	137,716	761	759	—	—	—

Total	$2,481,606	744	739	$2,276,367	737	729

Permanent Mortgage	March 31, 2013			March 31, 2012
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2004 (a)	$249,523	726	727	$146,858	724	732
2004	28,662	714	691	49,152	719	688
2005	47,382	739	713	58,748	740	715
2006	89,179	732	712	104,922	735	708
2007	260,136	734	711	288,517	734	704
2008	118,400	742	712	140,503	742	713

Total	$793,282	731	711	$788,700	734	711

(a)	Increase in 2013 balance within the pre-2004 vintages reflect the impact of clean-up calls exercised by FHN during first quarter 2013 and third quarter 2012.

Note 3 – Loans (Continued)

The following table reflects accruing delinquency amounts for the credit card and other portfolio classes as of March 31:

	Credit Card		Other
(Dollars in thousands)	2013	2012	2013	2012
Accruing delinquent balances:
30-89 days past due	$1,430	$1,368	$723	$533
90+ days past due	1,483	1,456	90	65

Total	$2,913	$2,824	$813	$598

Nonaccrual and Past Due Loans

For all portfolio segments and classes, loans are place on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments, but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where loan payments are received including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and current second liens behind FHN-serviced first liens with performance issues. The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer real estate loan on nonaccrual status if it is 30 or more days delinquent at the time of modification and is determined to be a TDR, except for residential real estate secured loans discharged in bankruptcy (“discharged bankruptcies”) that are placed on nonaccrual, regardless of delinquency status. Generally, current second liens are placed on nonaccrual status if they are behind first liens that FHN owns or services if the first lien is 90 days or more delinquent.

The following table reflects accruing and non-accruing loans by class on March 31, 2013:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,493,628	$13,177	$428	$6,507,233	$22,439	$9,694	$34,248	$66,381	$6,573,614
Loans to mortgage companies	1,129,728	—	—	1,129,728	—	—	351	351	1,130,079
TRUPs (a)	341,060	—	—	341,060	—	—	46,433	46,433	387,493

Total commercial C&I	7,964,416	13,177	428	7,978,021	22,439	9,694	81,032	113,165	8,091,186

Commercial real estate:
Income CRE	1,031,037	4,679	—	1,035,716	5,643	1,705	19,524	26,872	1,062,588
Residential CRE	41,576	—	—	41,576	1,383	—	10,332	11,715	53,291

Total commercial real estate	1,072,613	4,679	—	1,077,292	7,026	1,705	29,856	38,587	1,115,879

Consumer real estate:
HELOC	3,022,483	28,914	18,135	3,069,532	28,072	1,390	9,580	39,042	3,108,574
R/E installment loans	2,432,315	11,977	8,456	2,452,748	19,692	2,685	6,481	28,858	2,481,606

Total consumer real estate	5,454,798	40,891	26,591	5,522,280	47,764	4,075	16,061	67,900	5,590,180

Permanent mortgage	741,500	6,025	11,126	758,651	12,866	1,266	20,499	34,631	793,282

Credit card & other
Credit card	178,310	1,430	1,483	181,223	—	—	—	—	181,223
Other	115,390	723	90	116,203	1,717	—	—	1,717	117,920

Total credit card & other	293,700	2,153	1,573	297,426	1,717	—	—	1,717	299,143

Total loans, net of unearned	$15,527,027	$66,925	$39,718	$15,633,670	$91,812	$16,740	$147,448	$256,000	$15,889,670

(a)	Total TRUPs includes LOCOM valuation allowance of $30.9 million.

Note 3 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on March 31, 2012:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90 + Days Past Due	Total Accruing	Current	30-89 Days Past Due	90 + Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,112,259	$29,520	$540	$6,142,319	$35,470	$13,202	$30,608	$79,280	$6,221,599
Loans to mortgage companies	1,070,581	—	—	1,070,581	—	—	—	—	1,070,581
TRUPs (a)	338,180	—	—	338,180	—	—	74,793	74,793	412,973

Total commercial C&I	7,521,020	29,520	540	7,551,080	35,470	13,202	105,401	154,073	7,705,153

Commercial real estate:
Income CRE	1,168,182	9,160	—	1,177,342	23,289	2,701	43,757	69,747	1,247,089
Residential CRE	55,081	1,057	—	56,138	22,958	2,713	18,028	43,699	99,837

Total commercial real estate	1,223,263	10,217	—	1,233,480	46,247	5,414	61,785	113,446	1,346,926

Consumer real estate:
HELOC	3,496,858	37,832	20,749	3,555,439	12,713	2,937	11,365	27,015	3,582,454
R/E installment loans	2,227,639	21,114	9,628	2,258,381	10,185	1,472	6,329	17,986	2,276,367

Total consumer real estate	5,724,497	58,946	30,377	5,813,820	22,898	4,409	17,694	45,001	5,858,821

Permanent mortgage	734,659	8,454	8,900	752,013	14,566	1,101	21,020	36,687	788,700

Credit card & other
Credit card	179,744	1,368	1,456	182,568	—	—	—	—	182,568
Other	86,425	533	65	87,023	4	—	2,135	2,139	89,162

Total credit card & other	266,169	1,901	1,521	269,591	4	—	2,135	2,139	271,730

Total loans, net of unearned	$15,469,608	$109,038	$41,338	$15,619,984	$119,185	$24,126	$208,035	$351,346	$15,971,330

(a)	Total TRUPs includes LOCOM valuation allowance of $34.2 million.

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

For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor in exchange for payment, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as Home Affordable Modification Programs (“HAMP”). Within the HELOC, R/E installment loans, and permanent mortgage classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

Note 3 – Loans (Continued)

In 2012, the OCC clarified that the discharge of personal liability through bankruptcy proceedings should be considered a concession. As a result, FHN classified all non-reaffirmed residential real estate loans after bankruptcy as nonaccruing TDRs in third quarter 2012.

On March 31, 2013 and 2012, FHN had $368.8 million and $303.3 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $64.6 million and $49.9 million, or 18 percent and 16 percent of TDR balances, as of March 31, 2013 and 2012, respectively. Additionally, FHN had restructured $182.1 million and $126.3 million of loans-held-for-sale as of March 31, 2013 and 2012, respectively. Loans held for sale are presented at UPB before fair value adjustments and do not carry reserves.

The following tables reflect portfolio loans that were classified as TDRs during the three months ended March 31, 2013 and 2012:

	2013			2012
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	5	$1,242	$1,238	4	$583	$576

Total commercial (C&I)	5	1,242	1,238	4	583	576

Commercial real estate:
Income CRE	—	—	—	3	7,961	7,829
Residential CRE	—	—	—	1	50	50

Total commercial real estate	—	—	—	4	8,011	7,879

Consumer real estate:
HELOC	115	7,759	7,551	34	4,081	4,073
R/E installment loans	179	6,285	6,233	59	7,543	7,611

Total consumer real estate	294	14,044	13,784	93	11,624	11,684

Permanent mortgage	12	4,737	4,852	38	29,893	30,064
Credit card & other	11	62	59	22	91	87

Total troubled debt restructurings	322	$20,085	$19,933	161	$50,202	$50,290

Note 3 – Loans (Continued)

The following table presents TDRs which re-defaulted during the three months ended March 31, 2013 and 2012, and as to which the modification occurred 12 months or less prior to the re-default. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN generally defines payment default as 30 plus days past due.

	March 31, 2013		March 31 , 2012
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	7	$6,052	7	$3,990

Total commercial (C&I)	7	6,052	7	3,990

Commercial real estate:
Income CRE	3	1,397	5	2,358
Residential CRE	1	33	1	50

Total commercial real estate	4	1,430	6	2,408

Consumer real estate:
HELOC	7	344	10	1,210
R/E installment loans	4	129	18	1,706

Total consumer real estate	11	473	28	2,916

Permanent mortgage	9	4,398	—	—
Credit card & other	2	5	11	36

Total troubled debt restructurings	33	$12,358	52	$9,350

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

Note 4 – Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 16 – Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology and Note 14 – Derivatives for a discussion of how FHN hedges the fair value of MSR. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $17 billion and $22 billion of mortgage loans on March 31, 2013 and 2012, respectively, for which a servicing right has been capitalized.

Following is a summary of changes in capitalized MSR as of March 31, 2013 and 2012:

(Dollars in thousands)	First Liens	Second Liens	HELOC	Total
Fair value on January 1, 2012	$140,724	$231	$3,114	$144,069
Reductions due to loan payments	(5,499)	(9)	(76)	(5,584)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	4,459	—	—	4,459
Other changes in fair value	(8)	—	20	12

Fair value on March 31, 2012	$139,676	$222	$3,058	$142,956

Fair value on January 1, 2013	$111,314	196	2,801	114,311
Reductions due to loan payments	(5,374)	(48)	(125)	(5,547)
Reductions due to exercise of cleanup calls	(495)	—	—	(495)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	834	—	—	834
Other changes in fair value	(88)	45	42	(1)

Fair value on March 31, 2013	$106,191	$193	$2,718	$109,102

Servicing, late, and other ancillary fees recognized within mortgage banking income were $12.1 million and $17.2 million for the three months ended March 31, 2013 and 2012, respectively. FHN services a portfolio of mortgage loans related to transfers by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $1.4 million and $2.3 million at March 31, 2013 and 2012, respectively. The aggregate principal balance serviced by FHN for these transactions was $.2 billion at March 31, 2013 and $.4 billion at March 31, 2012. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. On March 31, 2013 and 2012, FHN had $11.0 million and $15.1 million, respectively, of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within Other short-term borrowings in the Consolidated Condensed Statements of Condition.

Note 5 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2011	$133,659	$26,243
Amortization expense	—	(973)
Additions	583	368

March 31, 2012	$134,242	$25,638

December 31, 2012	134,242	22,700
Amortization expense	—	(928)

March 31, 2013	$134,242	$21,772

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

The gross carrying amount of other intangible assets subject to amortization is $57.9 million on March 31, 2013, net of $36.1 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $2.8 million for the remainder of 2013, and $3.5 million, $3.4 million, $3.2 million, $3.0 million, and $2.9 million for the twelve-month periods of 2014, 2015, 2016, 2017, and 2018, respectively.

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through March 31, 2013. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non-Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2011	$—	$36,238	$97,421	$133,659

Additions	—	—	583	583
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2012	—	—	583	583

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

March 31, 2012	$—	$36,238	$98,004	$134,242

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2012	$—	$36,238	$98,004	$134,242

Additions	—	—	—	—
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2013	—	—	—	—

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

March 31, 2013	$—	$36,238	$98,004	$134,242

Note 6 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
All other income and commissions:
Bank-owned life insurance	$5,472	$4,772
Bankcard income	4,882	5,615
Other service charges	3,086	3,293
ATM interchange fees	2,384	2,556
Deferred compensation (a)	1,593	3,119
Electronic banking fees	1,562	1,706
Letter of credit fees	1,499	1,334
Other	3,457	5,821

Total	$23,935	$28,216

All other expense:
Litigation and regulatory matters	$5,170	$153
Advertising and public relations	3,947	4,250
Other insurance and taxes	3,046	3,199
Tax credit investments	2,972	4,608
Travel and entertainment	1,848	1,864
Customer relations	1,278	855
Employee training and dues	1,254	1,092
Supplies	1,055	1,033
Bank examinations costs	828	799
Loan insurance expense	540	589
Federal service fees	282	321
Other	6,327	5,703

Total	$28,547	$24,466

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 7 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the period ended March 31, 2013:

(Dollars in thousands)	Unrealized Gain/(Loss) On Securities Available-For- Sale	Pension and Post Retirement Plans	Total
Balance as of December 31, 2012	$55,250	$(201,593)	$(146,343)
Other comprehensive income before reclassifications, Net of tax benefit of $4.2 million and $.1 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(6,659)	(183)	(6,842)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $1.0 million for pension and post retirement plans	—	1,546	1,546

Net current period other comprehensive income, Net of tax benefit of $4.2 million and tax expense of $.9 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	$(6,659)	$1,363	$(5,296)

Balance as of March 31, 2013	$48,591	$(200,230)	$(151,639)

Note 8 – Earnings Per Share

The following tables provide a reconciliation of the numerators used in calculating earnings/(loss) per share attributable to common shareholders:

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Income/(loss) from continuing operations	$44,539	$33,806
Income/(loss) from discontinued operations, net of tax	430	(435)

Net income/(loss)	44,969	33,371
Net income attributable to noncontrolling interest	2,813	2,844

Net income/(loss) attributable to controlling interest	$42,156	$30,527
Preferred stock dividends	1,188	—

Net income/(loss) available to common shareholders	$40,968	$30,527

Income/(loss) from continuing operations	$44,539	$33,806
Net income attributable to noncontrolling interest	2,813	2,844
Preferred stock dividends	1,188	—

Net income/(loss) from continuing operations available to common shareholders	$40,538	$30,962

The component of Income/(loss) from continuing operations attributable to FHN as the controlling interest holder was $41.7 million and $31.0 million during the three months ended March 31, 2013 and 2012, respectively.

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended March 31
(Shares in thousands)	2013	2012
Weighted average common shares outstanding—basic	240,870	253,527
Effect of dilutive securities	1,929	1,842

Weighted average common shares outstanding—diluted	242,799	255,369

The following tables provide a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended March 31
	2013	2012
Earnings/(loss) per common share:
Income/(loss) per share from continuing operations available to common shareholders	$0.17	$0.12
Income/(loss) per share from discontinued operations, net of tax	—	—

Net income/(loss) per share available to common shareholders	$0.17	$0.12

Diluted earnings/(loss) per common share:
Diluted income/(loss) per share from continuing operations available to common shareholders	$0.17	$0.12
Diluted income/(loss) per share from discontinued operations, net of tax	—	—

Diluted income/(loss) per share available to common shareholders	$0.17	$0.12

For the three months ended March 31, 2013, the dilutive effect for all potential common shares, which relates entirely to equity compensation, was 1.9 million compared to 1.8 million in 2012. Stock options of 8.8 million and 9.9 million with weighted average exercise prices of $22.41and $23.96 per share for the three months ended March 31, 2013 and 2012, respectively, were excluded from diluted shares because including such shares would be antidilutive.

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

Litigation—Gain Contingency

The Chapter 11 Liquidation Trustee (the “Trustee”) of Sentinel Management Group, Inc. (“Sentinel”) filed complaints against two subsidiaries, First Tennessee Bank National Association (“FTBNA”) and FTN Financial Securities Corp. (“FTN”), and two former FTN employees. The Trustee’s claims related to Sentinel’s purchases of Preferred Term Securities Limited (“PreTSL”) products and other securities from FTN and/or the FTN Financial Capital Markets division of FTBNA from March 2005 to August 2007. In July 2011, the parties reached an agreement to settle the dispute. Under the terms of the settlement the Trustee received a total of $38.5 million. After considering the terms of the settlement, FHN recognized a pre-tax expense of $36.7 million during second quarter 2011 related to the settlement. FHN believes that certain insurance policies provide coverage for these losses and related litigation costs, subject to policy limits and applicable deductibles. The insurers have denied coverage. FHN has brought suit against the insurers to enforce the policies under Tennessee law. The case is in U.S. District Court for the Western District of Tennessee styled as First Horizon National Corporation, et al. v. Certain Underwriters at Lloyd’s Syndicate Nos. 2987, et al., No. 2:11-cv-02608. In connection with this matter the previously recognized expense may be recouped in whole or in part. As to this matter, under applicable financial accounting guidance, FHN has determined that although material gain is not probable there is more than a slight chance of a material gain outcome for FHN. FHN cannot determine a probable outcome that may result from this matter because of the uncertainty of the potential outcomes of the legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; and the incomplete status of the discovery process.

Litigation—Loss Contingencies

Set forth below are discussions of certain pending or threatened litigation matters. These material loss contingency matters generally fall into the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is unable to determine an amount of material loss liability; or (iii) FHN has determined that material loss is not probable but is “reasonably possible” (as defined in applicable accounting guidance, there is more than a remote chance of a material loss outcome for FHN). In all litigation matters discussed, except as indicated, FHN has estimated a range of reasonably possible loss outcomes in excess of any currently established loss liabilities. In all litigation matters discussed FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2013, the aggregate amount of liabilities established for the litigation loss contingency matters discussed below was $38.2 million. Only two matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below, the FHFA and FHLB of Chicago cases, are among those matters for which a liability has been established. The liabilities discussed in this paragraph relate only to litigation matters and are separate from those discussed under the heading “Established Repurchase Liability” below.

Note 9 – Contingencies and Other Disclosures (Continued)

In each potential loss contingency litigation matter discussed below, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2013, FHN estimates that, for those litigation loss contingency matters discussed below as to which reasonably possible loss is estimable, reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $231 million. Of those matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters,” only the FHFA, FHLB of Chicago, Charles Schwab, and Western & Southern suits are included in that range.

Matters Included in Reasonably Possible Loss Range

Branch Sale Litigation Matter. Manufacturers & Traders Trust Company (“M&T”) is pursuing an arbitration claim against FTBNA arising out of FTBNA’s sale of certain branch assets to M&T in 2007. M&T claims that FTBNA violated its obligations to repurchase home equity lines of credit (“HELOCs”) that it sold to M&T as part of the asset sale agreement. M&T alleges that the loans either are not in conformity with FTBNA’s representations about them or are insured and sold due to mutual mistake or both. At this time, as a result of rulings to date, the claim has become a demand that FTBNA repurchase certain HELOCs having an original principal balance of $45.5 million. At March 31, 2013, the HELOCs at issue included loans with an unpaid principal balance (“UPB”) of $21.7 million and also included charged-off loans of $11.9 million. These HELOCs are not included in the mortgage repurchase pipeline discussed below as potential repurchase obligations, but instead are evaluated separately as part of this pending litigation matter based on specific facts and circumstances related to this loan sale. FHN’s estimate of reasonably possible loss for this matter is subject to significant uncertainties regarding: the potential remedies that might be available or awarded; the identity and value of assets FHN may be required to repurchase; and the unpredictable nature of the arbitration process.

Debit Transaction Sequencing Litigation Matter. FTBNA is a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The case is styled as Hawkins v. First Tennessee Bank National Association, before the Circuit Court for Shelby County, Tennessee, Case No. CT-004085-11. The plaintiff seeks actual damages of at least $5 million, unspecified restitution of fees charged, and unspecified punitive damages, among other things. FHN’s estimate of reasonably possible loss for this matter is subject to significant uncertainties regarding: whether a class will be certified and, if so, the definition of the class; claims as to which no dollar amount is specified; the potential remedies that might be available or awarded; the outcome of potentially dispositive early-stage motions such as motions to dismiss; and the lack of discovery. FHN also is aware that claims which appear to be somewhat similar have been brought against other financial institutions, and that a recent federal appellate decision is supportive of pre-emption defenses that FHN has asserted in the Hawkins suit.

First Horizon Branded Mortgage Securitization Litigation Matters—Certain Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss. Those estimable matters are the FHFA, FHLB of Chicago, Charles Schwab, and Western & Southern cases. The estimates for those matters are included in the range of reasonably possible loss discussed above. The estimates are subject to significant uncertainties regarding: the dollar amount claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the outcome of potentially dispositive early stage motions such as motions to dismiss; the availability of significantly dispositive defenses such as statutes of limitations or repose; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; the incomplete status of the discovery process; and the lack of precedent claims.

Matters Not Included in Reasonably Possible Loss Range

Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss as mentioned in the preceding paragraph, and for others FHN has not. Those matters which currently are not estimable are the FDIC cases and the FHLB of San Francisco, Metropolitan Life, Royal Park, and FDIC indemnity cases. FHN is unable to estimate a range of reasonably possible loss due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase for those claims seeking asset repurchase; the non-started or incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims.

First Horizon Branded Mortgage Securitization Litigation Matters

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

Note 9 – Contingencies and Other Disclosures (Continued)

At the time this report is filed, FHN, along with multiple defendants, is defending several lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations (“FH proprietary securitizations”) were sold to them were materially deficient. The plaintiffs and venues of these suits are: (1) the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, in U.S. District Court for the Southern District of New York (Case No. 11-cv-6193 (PGG)); (2) Charles Schwab Corp. in the Superior Court of San Francisco, California (Case No. 10-501610); (3) FHLB of Chicago in the Circuit Court of Cook County, Illinois (Case No. 10 CH 45033); (4) Western & Southern Life Insurance Co, among others in the Court of Common Pleas, Hamilton County, Ohio (Case No. A1105352); (5) Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Middle District of Alabama (Case No. CV-12-791-WKW-WC); and (6) FDIC as a receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiffs in the pending suits claim to have purchased certificates in a number of separate FH proprietary securitizations and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought.

In some of these suits, underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased senior certificates in FH proprietary securitizations. FHN has not been named a defendant in these suits, which FHN is defending indirectly as indemnitor. The plaintiffs and venues of these other suits are: (7) FHLB of San Francisco, in the Superior Court of San Francisco County, California (Case No. CGC-10-497840); (8) Metropolitan Life Insurance Co., in the Supreme Court of New York County, New York (No. 651360-2012); and (9) Royal Park Invs. SA/NV, in the Supreme Court of New York County, New York (No. 652607-2012).

Details concerning the original purchase amounts and ending balance of the investments at issue in these suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. Information on the performance of the FH proprietary securitizations related to these suits is available in monthly reports published by the trustee for the securitization trusts. FHN believes that certain plaintiffs did not purchase the entire certificate in the securitizations in which they invested. Reporting by the trustee is at a certificate level and as a result, ending certificate balances in the following table were adjusted to reflect FHN’s estimate of the ending balance of the partial certificates purchased by these plaintiffs. Plaintiffs in the pending lawsuits claimed to have purchased a total of $1.2 billion of certificates and the purchase price of the certificates subject to the indemnification requests total $331.4 million. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in most cases the securitization provided for sub-classifications within the Senior or Junior groups.

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
Original Purchase Price:
2005 (a)	$843,868	$—	$30,000	$—
2006 (a)	307,926	—	84,659	9,793
2007	204,061	—	50,000	7,084

Total	$1,355,855	$—	$164,659	$16,877

Ending Balance per the March 25, 2013, trust statements:
2005	$328,033	$—	$11,386	$—
2006	116,504	—	30,362	3,944
2007	110,026	—	17,243	—

Total	$554,563	$—	$58,991	$3,944

(a)	The amounts shown in the table which are the subject of the FHFA litigations include $230,020 of the Senior Alt-A loans from 2006 and $643,751 of the Senior Alt-A loans from 2005.

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

The ending certificate balance of the investments which are the subject of the FHFA lawsuit was $331.6 million as reported on the March 25, 2013, trust statements, with approximately 85 percent of the remaining balances performing. Cumulative losses on the FHFA investments which are the subject of the lawsuit, as reported on the trust statements, represent approximately 7 percent of the original principal amount underlying the certificates purchased. The total ending certificate balance of the investments which are the subject of the remaining lawsuits was $285.9 million as reported on the March 25, 2013, trust statements, with approximately 80 percent of the remaining balances performing. Cumulative losses on the investments which are the subject of the remaining lawsuits, as reported on the trust statements, represent approximately 5 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and

Note 9 – Contingencies and Other Disclosures (Continued)

interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses may not take into account all outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; reimbursement of those advances to the servicer may increase cumulative losses. Losses are often reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

As discussed under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or other parties to transactions seeking indemnity. At March 31, 2013, except for the FHFA and FHLB of Chicago cases, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

Contract Claim Settlement Process – Mortgage Repurchase Pipeline

For several years FHN has received claims from government sponsored enterprises (“GSEs”), other government agencies, mortgage insurers, and others that FHN breached certain representations and warranties made in connection with whole-loan sales prior to September 2008. Generally such claims request or otherwise demand that FHN repurchase the loans or otherwise make the purchaser whole. FHN analyzes these claims using a pipeline approach. FHN reviews each claim in the pipeline and either offers to satisfy the claim or rejects the claim by asking the claimant to rescind it. FHN has established a material loss liability for probable incurred losses related to repurchase obligations for breaches of representations and warranties. As of March 31, 2013, none of these claims had become active litigation. These matters and the associated reserving methodologies are discussed under “Legacy Home Loan Sales and Servicing.”

Legacy Home Loan Sales and Servicing

Overview

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs—the Federal National Mortgage Association (“Fannie Mae,” “Fannie,” or “FNMA”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” “Freddie,” or “FHLMC”). Federally insured or guaranteed whole-loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae,” “Ginnie,” or “GNMA”). Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet criteria for whole-loan sales to the GSEs, or insurance through Ginnie (collectively, the “Agencies”), were sold to investors, or certificate-holders, predominantly through proprietary securitizations but also, to a lesser extent, through whole-loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole-loan sales to private purchasers and, to a lesser extent, through proprietary securitizations.

Regarding these past first lien loan sale activities, FHN has exposure to potential loss primarily through two avenues. First, purchasers of these mortgage loans may request that FHN repurchase loans or make the purchaser whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties differ based on deal structure and counterparty. For whole-loan sales, a claimant generally would be the purchaser. For securitizations, a repurchase claimant generally would be a trustee. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. In addition, augmenting these avenues: some of the loans that were sold or securitized were insured and the insurance carrier may seek repurchase or make-whole remedies by claiming that FHN violated certain contractual representations and warranties made in connection with the insurance contract; some of the loans sold to non-Agency whole-loan purchasers were included in securitizations of the purchasers, and the purchasers may seek repurchase or indemnification for losses and expenses caused by such a violation by FHN; and, some loans were originated under government insurance or guarantee programs and the government agency, or a person acting on its behalf, may seek contractual or statutory remedies based on claimed violations of the requirements of the respective program. In some cases FHN retains the servicing of the loans sold or securitized and so has substantial visibility into the status of the loans; in many cases FHN does not retain servicing and has had very limited or no such direct visibility.

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in First Horizon branded proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the First Horizon (“FH”) brand.

Note 9 – Contingencies and Other Disclosures (Continued)

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

Loans Sold With Full or Limited Recourse

Although not a substantial part of FHN’s former business, FHN sold certain Agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance (“MI”), the Federal Housing Administration (“FHA”) insurance, or the Veteran’s Administration (“VA”) guaranty. On March 31, 2013 and 2012, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $34.0 million and $42.3 million, respectively.

Loans sold with limited recourse include loans sold under government insured or guaranteed mortgage loan programs including the FHA and VA. FHN may absorb losses due to uncollected interest and foreclosure costs but has limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Another instance of limited recourse is the VA/No bid. In this case, the VA guarantee is limited and FHN may be required to fund any deficiency in excess of the VA guarantee if the loan goes to foreclosure.

FHN also has potential loss exposure from claims that FHN violated FHA or VA requirements related to the origination of the loans and insurance or guarantee claims filed related to the loans. Additional information concerning a pending investigation related to FHA-insured lending is provided below.

HUD Inquiry regarding FHA-Insured Loans

As disclosed in previous reports, FHN is cooperating with the U.S. Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain FHA-insured loans. FHN has been notified that it will be informed of the preliminary results of the investigation during the second quarter 2013. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter and has established no liability for it.

The investigation has focused on loans originated by FHN on or after January 1, 2006. FHA-insured originations from January 1, 2006 through the 2008 divestiture of FHN’s national mortgage platform totaled 47,817 loans with an aggregate original principal balance of $8.2 billion. FHA-insured originations during the four years following the divestiture (through August 31, 2012) totaled 2,681 loans with an aggregate original principal balance of $356.5 million.

Unless otherwise noted, the remaining discussion under this section, “Legacy Home Loan Sales and Servicing,” excludes information concerning full or limited recourse loan sales.

Agency Whole-loan Sales

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

Generally these loans were sold without recourse for credit loss. However, if it is determined that the loans sold were in breach of representations or warranties required by the Agency and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the UPB or make the purchaser whole for the economic loss incurred by the purchaser of such loan. Such representations and warranties required by the Agencies typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to the GSEs. Since the mortgage platform sale in 2008 through March 31, 2013, Agencies have accounted for the vast majority of repurchase/make-whole claims received.

Note 9 – Contingencies and Other Disclosures (Continued)

First Horizon Branded Proprietary Mortgage Securitizations

From 2005 through 2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the FH brand. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts or other vehicles. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. FHN still services substantially all of the remaining loans sold through FH proprietary securitizations. As of March 31, 2013, the remaining UPB in active FH proprietary securitizations from 2005 through 2007 was $8.2 billion consisting of $5.5 billion Alt-A mortgage loans and $2.7 billion Jumbo mortgage loans. Representations and warranties were made to the trustee for the benefit of investors. As such, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of March 31, 2013, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitizations based on breaches of representations and warranties.

Unlike loans sold to GSEs, contractual representations and warranties for FH proprietary first lien securitizations do not include specific representations regarding the absence of other-party fraud or negligence in the underwriting or origination of the mortgage loans. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate repurchase of a mortgage loan if FHN breached certain representations and warranties made at the time the securitization closed and such breach materially and adversely affects the interests of the investors in such mortgage loan. The securitization documents do not require the trustee to make an investigation into the facts or matters stated in any investor request or notice unless requested in writing to do so by the holders of certificates evidencing not less than 25 percent of the voting rights allocated to each class of certificates. The certificate holders may also be required to indemnify the trustee for its costs related to investigations made in connection with repurchase actions. FHN has no knowledge of any investor requests to the trustee of an FH proprietary securitization to investigate mortgage loans for possible breach of representations and warranties. GSEs were among the purchasers of certificates in FH proprietary securitizations. As such, they are entitled to the benefits of the same representations and warranties as other investors. However, the GSEs, acting through their conservator under federal law, are permitted to undertake, independently of other investors, reviews of FHN’s mortgage loan origination and servicing files. Such reviews are commenced using a subpoena process. If, because of such reviews, the GSEs determine there has been a breach of a representation or warranty that has had a material and adverse effect on the interests of the investors in any mortgage loan, the GSEs may attempt to persuade or compel enforcement of a repurchase obligation against FHN by the securitization trustee. Certain other government entities have asserted a similar right of review not generally available to other investors. As discussed in more detail below, FHN has received several such subpoenas.

In addition, the FH proprietary securitization trustee generally may initiate a loan review, without prior official action by investors, for the purpose of determining compliance with applicable representations and warranties with respect to any or all of the active FH proprietary securitizations. If non-compliance is discovered, the trustee may seek repurchase or other relief. At March 31, 2013, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN. Accordingly, FHN is not able to estimate any liability for this risk. FHN similarly is not able to estimate a range of reasonably possible losses associated with this risk, and no such amounts are included in the aggregate range discussed above. Those inabilities are due to significant uncertainties regarding: the absence of claims made; the nature and outcome of any claims process or related settlement discussions if pursued; the outcome of litigation if litigation is pursued; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; and the lack of precedent claims.

Also unlike loans sold to the GSEs through non-recourse whole-loan sales, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, investors could pursue (and in certain cases mentioned below, are pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. Claims for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes, and the statutory remedies typically could include rescission of the investment or monetary damages measured in relation to the original investment made. Any such statutory claim would be subject to applicable limitation periods and other statutory defenses. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort are likely to be resolved in a litigation context in most cases, unlike most of the GSE repurchase requests. The analysis of loss content and establishment of appropriate liabilities in those cases would follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case, a determination of whether material loss is probable, and (if so) an estimation of the amount of ultimate loss, if any can be estimated. FHN expects most litigation claims to take much longer to resolve than repurchase requests typically have taken.

Note 9 – Contingencies and Other Disclosures (Continued)

Monoline insurance is a form of credit enhancement provided to a securitization by an insurer not affiliated with FHN. Subject to the terms and conditions of the policy, the insurer guarantees payments of accrued interest and principal due to the investors. None of the FH proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. In certain limited situations, insurance was provided for a specific senior retail class of holders within an individual securitization. The only insured certificate more recent than 2004 is from 2005 and covered $25.0 million of original certificate balance. The trustee statement dated March 25, 2013, reported to FHN that the remaining outstanding certificate balance for the class was $23.7 million. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level class.

Other First Horizon Branded Proprietary Securitizations

FHN originated and sold home equity lines and second lien loans through certain FH proprietary securitization trusts, most of which related to HELOC loans. As of March 31, 2013, only three of those securitizations, all HELOC, remain active; the rest have been retired as a result of clean-up calls exercised by FHN. Each remaining trust issued notes backed by these loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. The Trustee statements dated March 25, 2013, reported that the cumulative original and current outstanding note balances of the FH proprietary HELOC securitizations were $961.8 million and $350.2 million, respectively.

The loans in the FH HELOC securitization trusts are included on FHN’s balance sheet in accordance with Generally Accepted Accounting Principles either as consolidated variable interest entities (“VIEs”) or because the securitization did not qualify for sale treatment under GAAP. These loans and the associated credit risk are reflected in FHN’s consolidated financial statements. As of March 31, 2013, the loans related to the consolidated VIEs and the associated ALLL are reflected as “restricted” on the Consolidated Condensed Statements of Condition.

The asset-backed notes issued in the FH proprietary HELOC securitizations were “wrapped” by monoline insurers. FHN understands that some monoline insurers have commenced lawsuits against other originators of asset-backed securities seeking to cancel policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice from a monoline insurer of any such lawsuit. The monoline insurers also have certain contractual rights to pursue repurchase and indemnification. In response to unreimbursed insurance draws resulting from insufficient remittances to investors, two monoline insurers of certain FH proprietary HELOC securitizations have commenced reviews of these HELOC securitizations and certain underlying loan files, underwriting guidelines, and payment histories. Repurchase requests have been received; in some cases requests have been rescinded and in others repurchases have been made. Because the underlying loans and their associated loss content are recorded on FHN’s balance sheet, FHN reviews the portfolio each quarter for inherent loss and has established reserves for loss content. For that reason, FHN does not include these requests in the repurchase pipeline reported for first lien mortgages, and FHN believes that any ultimate cash payouts related to these loans are unlikely to have any material impact upon FHN’s financial results as such payouts would be reflected as reductions to the existing balance of restricted or secured term borrowings. Additionally, advances made by monoline insurers for the benefit of security holders have been recognized within restricted or secured term borrowings in the Consolidated Condensed Statements of Condition. This recognition practice is used because the insurers have a higher priority to certain cash flows from the securitization trusts than FHN.

Other Whole-loan Sales

FHN has sold first lien mortgages without recourse through whole-loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of March 31, 2013, the amount of repurchase/make-whole claims related to such other whole-loan sales was negligible. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Many of these loans were included by the purchasers in non-FH securitizations. FHN’s contractual representations and warranties to these loan purchasers generally included indemnity covenants for losses and expenses applicable to the securitization caused by FHN’s breach. FHN has received indemnification requests from UBS Securities LLC and certain affiliates, and from certain affiliates of Citigroup. FHN also has received subpoenas seeking loan reviews in certain cases where FHN is not a defendant. In addition, the trustee of a non-FH securitization which included FHN loans has commenced a legal proceeding against FHN and others seeking repurchase or make-whole based on claimed breaches of representations and warranties made to the purchaser/securitizer. The trustee is basing its claim, in part, on an assignment of contractual rights FHN gave to FHN’s loan purchaser. The trustee has not yet provided verification that the loans at issue were originated by FHN and, accordingly, FHN is not able to assess whether breaches occurred or whether FHN is responsible for any such breaches. These matters are not included in the repurchase pipeline.

Government Entity Loan Reviews

Certain government entities acting on behalf of several purchasers of FH proprietary and other securitizations have subpoenaed information from FHN and others. In 2009 FHN was subpoenaed by the federal regulator of credit unions, the National Credit Union Administration (“NCUA”), related to FH proprietary securitization investments by certain federal credit unions. There has been little communications with FHN associated with this matter since 2010. FHN has been subpoenaed by the FHFA acting as conservator for

Note 9 – Contingencies and Other Disclosures (Continued)

Fannie Mae and Freddie Mac related to securitization investments by those institutions. In addition, the FHLB of San Francisco and FHLB of Atlanta have subpoenaed FHN for purposes of a loan origination review related to certain of their securitization investments. Collectively, the NCUA, FHFA, and FHLB subpoenas seek information concerning a number of FH proprietary first lien securitizations and a FH proprietary HELOC securitization during 2005 and 2006. In addition, the FDIC, acting on behalf of certain failed banks, has also subpoenaed FHN related to FH proprietary securitization investments by those institutions.

The FDIC, FHFA and FHLB of San Francisco subpoenas also concern loans sold by FHN to non-Agency purchasers on a whole-loan basis which were included by those purchasers in non-FH securitizations. That lending activity is discussed above under “Other Whole-loan Sales.” In addition, the FHLB of Seattle has subpoenaed FHN in connections with FHN-originated loans that were included in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. Other than the dollar amounts of those investments which are the subject of the FDIC’s active litigation as receiver for Colonial Bank, FHN has limited information regarding at least some of the loans under review or the dollar amounts invested in the FDIC, FHFA, and FHLB subpoenas. The FDIC subpoenas overlap partially, and the FHFA subpoenas overlap substantially, with the ongoing litigation matters mentioned above under “Litigation—Loss Contingencies.”

The subpoenas discussed above relate to ongoing reviews which ultimately could result in claims against FHN. The original and current (as of March 25, 2013 trust statements) combined first lien certificate balances of the related FH proprietary securitizations in which the credit unions invested were $321.6 million and $127.2 million, respectively. The original and current (as of March 25, 2013 trust statements) HELOC certificate balances of the related FH proprietary HELOC securitization in which the credit unions invested was $299.8 million and $94.8 million. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of San Francisco invested are $501.1 million and $160.5 million, respectively. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of Atlanta invested are $56.1 million and $13.6 million, respectively. There are limitations as to FHN’s knowledge of the amount of FH proprietary securitizations investments that are subject to the FDIC, FHFA and FHLB of San Francisco subpoenas. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline.

Private Mortgage Insurance

MI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices related to GSE-owned loans are not formal repurchase requests, FHN includes these in the active repurchase request pipeline. FHN tracks and monitors MI cancellation notices received and considers the amount of loans sold to GSEs where MI coverage has ultimately been lost when assessing the overall adequacy of FHN’s repurchase liability. As of March 31, 2013 and 2012, $454.7 million and $367.1 million, respectively, of loans sold or securitized have lost MI coverage.

Established Repurchase Liability

In second quarter 2012, significant new information was received from Fannie Mae, including information relating to loans previously transferred and no longer serviced by FHN. Fannie Mae updates this information periodically, and updated this information most recently in first quarter 2013. FHN’s current estimate of losses associated with repurchase obligations for loans sold to Fannie and Freddie is based on Fannie’s information as most recently updated. That information includes: trends and status of loans currently selected for review and potential repurchase demand; information about loans, by vintage year, concerning portfolio attrition, delinquency, default, payoff, and unpaid balance; and information supporting anticipated future selections (for review and potential repurchase demand) from liquidated loans and seriously delinquent loan pools. Based on currently available information and experience to date, FHN has evaluated its exposure under all of these obligations and accordingly had reserved for losses of $185.5 million and $163.3 million as of March 31, 2013 and 2012, respectively, including a smaller amount related to equity-lending junior lien loan sales. A vast majority of this liability relates to obligations associated with the sale of first lien mortgages to GSEs through the legacy mortgage banking business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

FHN services a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $17 billion as of March 31, 2013. A substantial portion of the first lien portfolio is serviced through a subservicer. The first lien portfolio is held primarily by private security holders and GSEs, with less significant portions held by other private investors. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; and (2) the terms of the majority of the agency agreements may require the

Note 9 – Contingencies and Other Disclosures (Continued)

servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool. In the event payments are ultimately made by FHN to satisfy this obligation, P&I advances and servicer advances are recoverable from: (1) the liquidation proceeds of the property securing the loan, in the case of private securitizations and (2) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans. As of March 31, 2013 and 2012, FHN has recognized servicing and P&I advances of $304.8 million and $330.9 million, respectively. Servicing and P&I advances are included in Other assets on the Consolidated Condensed Statements of Condition.

FHN is subject to losses in its loan servicing portfolio due to loan foreclosures. Foreclosure exposure arises from certain government agency agreements, as well as agreements with MI insurers, which limit the agency’s repayment guarantees on foreclosed loans and allow compensatory fees and penalties and curtailments of claims for violations of agreements or insured policies, resulting in losses to the servicer. Foreclosure exposure also includes real estate costs, marketing costs, and costs to maintain properties, especially during protracted resale periods in geographic areas of the country negatively impacted by declining home values.

For several years governmental officials and agencies have scrutinized industry foreclosure practices, particularly in judicial foreclosure states. The initial focus on judicial foreclosure practices of financial institutions nationwide expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities. All of the changes to servicing practices including the additional oversight required arising out of this activity including those described below could impact FHN through increased operational and legal costs. FHN continues to review, monitor, and revise, as appropriate, its foreclosure processes and coordinated loss mitigation practices with the goal of conforming them to evolving servicing requirements.

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

In 2011 regulators entered into consent decrees with several institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer was subject to a consent decree and its parent company agreed to pay related monetary sanctions, among other things. In December 2012 the 2008 subservicer, along with certain others, entered into a settlement agreement with the OCC which replaced the consent decree. The new settlement requires remediation for all borrowers with “in-process” foreclosures dating from 2009 or 2010 and certain other foreclosure-avoidance assistance from parties to the settlement. The OCC through a consultant commenced the remediation process in April 2013 by mailing checks from the settlement pool to eligible borrowers in amounts determined by the OCC. The remediation process should be completed during 2013.

Under FHN’s 2008 subservicing agreement, the 2008 subservicer had the contractual right to follow FHN’s prior servicing practices as they existed 180 days prior to August 2008 until the 2008 subservicer became aware that such practices did not comply with applicable servicing requirements, subject to subservicer’s obligation to follow accepted servicing practices, applicable law, and new requirements, including evolving interpretations of such practices, law and requirements. FHN cannot predict the amount of additional operating costs related to foreclosure delays, including required process changes, increased default services, extended periods of servicing advances and the recoverability of such advances, legal expenses, or other costs that may be incurred as a result of the internal reviews or external actions. In the event of a dispute such as that described below between FHN and the 2008 subservicer over any liabilities for subservicer’s servicing and management of foreclosure or loss mitigation processes, FHN cannot predict the costs that may be incurred.

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs, servicing timeline penalties, compensatory damages, and curtailments charged prior to the servicing transfer by GSEs and a government agency in connection with FHN’s transfer of subservicing to its 2011 subservicer in the amount of $8.6 million. The 2008 subservicer also is seeking reimbursement from FHN for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and supervisory guidance relating to foreclosure review (collectively, “foreclosure review expenditures”). The foreclosure review expenditures for which the 2008 subservicer presently seeks reimbursement total $34.9 million. The 2008 subservicer has indicated that additional reimbursement requests will be made as the foreclosure review process continues. FHN disputes that it has any responsibility or liability for either demand. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously. FHN disagrees with the 2008 subservicer’s position and has made no reimbursements. FHN also believes that certain amounts billed to FHN by agencies for penalties and curtailments on claims by MI insurers for actions by the 2008 subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the 2008 subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

Note 9 – Contingencies and Other Disclosures (Continued)

Other Disclosures—Visa Matters

FHN is a member of the Visa USA network. On October 3, 2007, the Visa organization of affiliated entities completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc. (“Visa”). Upon completion of the reorganization, the members of the Visa USA network remained contingently liable for certain Visa litigation matters (the “Covered Litigation”). Based on its proportionate membership share of Visa USA, FHN recognized a contingent liability in fourth quarter 2007 related to this contingent obligation. In March 2008, Visa completed its initial public offering (“IPO”) and funded an escrow account from its IPO proceeds to be used to make payments related to the Visa litigation matters. FHN received approximately 2.4 million Class B shares in conjunction with Visa’s IPO.

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

On July 13, 2012, Visa and MasterCard announced a joint settlement related to the Payment Card Interchange matter (the “Settlement”). The Settlement is subject to judicial approval. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have material impact on FHN. As a result of the Settlement, Visa funded an additional $150 million into the escrow account in July 2012, and as a result FHN made a payment to the counterparty of $.8 million. As of March 31, 2013, the conversion ratio is 42 percent, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable.

As of March 31, 2013 and 2012, the derivative liabilities were $2.1 million and $2.9 million, respectively.

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. Based on the closing price on May 3, 2013, assuming conversion into Class A shares at the current conversion ratio, FHN’s Visa holdings would have a value of approximately $84 million. Recognition of this value is dependent upon the final resolution of the remainder of Visa’s Covered Litigation matters without further reduction of the conversion ratio. A fairness hearing is scheduled for September 12, 2013, regarding the Settlement. The outcome and timing of decisions from this hearing are uncertain. Additionally, other Covered Litigation matters are also pending judicial resolution. In the event that the Settlement is not approved and/or if resolution is pending for any Covered Litigation matter, FHN’s ability to transfer its Visa holdings would continue to be restricted.

Other Disclosures—Indemnification Agreements and Guarantees

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

Note 10 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN did not make any contributions to the qualified pension plan in 2012. Future decisions to contribute to the plan will be based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, and the actual performance of plan assets. Management has assessed the need for future contributions, and does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2013.

FHN also maintains non-qualified plans including a supplemental pension plan that covers certain employees whose benefits under the qualified pension plan have been limited. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $7.3 million for 2012. FHN anticipates making benefit payments under the non-qualified plans of $6.2 million in 2013.

The accrual of benefits under the qualified pension plan and the supplemental pension plan ceased as of December 31, 2012.

FHN utilizes the minimum amortization method in determining the amount of actuarial gains or losses to include in plan expense. Under this approach, the net deferred actuarial gain or loss that exceeds a threshold is amortized over the average remaining service period of active plan participants. In conjunction with the freeze of the pension plans on December 31, 2012, all participants are now considered inactive under applicable accounting guidance for determining the appropriate period for prospective amortization of actuarial gains and losses. Thus, effective January 1, 2013, FHN changed the amortization term for actuarial gains and losses from the estimated average remaining service period of active employees to the estimated average remaining life expectancy of the remaining participants. This extension of the amortization period significantly lowers annual pension expense.

Savings plan. FHN provides all qualifying full-time employees with the opportunity to participate in the FHN tax qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, in 2012 FHN provided a 50 percent match for the first 6 percent of salary deferred. The match rate increased to 100 percent for the first 6 percent of salary deferred beginning in 2013 when benefits under the pension plans became frozen. Through a non-qualified savings restoration plan, starting in 2013 FHN provides a restorative benefit to certain highly-compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.

Employer Non-Elective Contribution (“ENEC”) Program. The ENEC program is a feature of the FHN savings plan. Prior to 2013 it was provided only to employees not eligible for the pension plan. After 2012 it is available only to employees not participating in a regular bonus plan. With the ENEC program, FHN generally makes contributions to eligible employees’ savings plan accounts based upon company performance. Contribution amounts are a percentage of each employee’s base salary (as defined in the savings plan) earned the prior year. FHN contributed $1.5 million for the plan in 2012 related to the 2011 plan year, and FHN contributed $1.7 million for the plan in 2013 related to the 2012 plan year. All contributions made to eligible employees’ savings plan accounts in relation to the ENEC program are invested in company stock. With the increased match in the savings plan, FHN does not anticipate making contributions under the ENEC in 2013.

Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance to retirement-eligible employees. The postretirement medical plan is contributory with retiree contributions adjusted annually and is based on criteria that are a combination of the employee’s age and years of service. For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at the time of retirement. FHN’s postretirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care that provide a benefit that is actuarially equivalent to Medicare Part D. FHN currently anticipates receiving a prescription drug subsidy under the Act through 2013.

Note 10 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$62	$4,351	$134	$124
Interest cost	8,085	8,295	548	556
Expected return on plan assets	(8,727)	(9,947)	(197)	(230)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	184
Prior service cost/(credit)	88	100	8	(2)
Actuarial (gain)/loss	2,400	8,824	17	(153)

Net periodic benefit cost	$1,908	$11,623	$510	$479

Note 11 – Business Segment Information

FHN has four business segments: regional banking, capital markets, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers largely in Tennessee and surrounding markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, and various charges related to restructuring, repositioning, and efficiency initiatives. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses among segments which could change historical segment results. Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on internal allocation method. Because the allocations are based on internally developed assignments and allocations they are to an extent subjective. Generally, all assignments and allocations have been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for three months ended March 31:

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Consolidated
Net interest income	$161,382	$171,929
Provision for loan losses	15,000	8,000
Noninterest income	156,427	202,441
Noninterest expense	240,540	321,994

Income/(loss) before income taxes	62,269	44,376
Provision/(benefit) for income taxes	17,730	10,570

Income/(loss) from continuing operations	44,539	33,806
Income/(loss) from discontinued operations, net of tax	430	(435)

Net income/(loss)	$44,969	$33,371

Average assets	$25,078,227	$25,200,373

Note 11 – Business Segment Information (Continued)

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Regional Banking
Net interest income	$145,097	$146,636
Provision/(provision credit) for loan losses	(2,485)	(7,426)
Noninterest income	59,144	60,052
Noninterest expense	128,713	140,643

Income/(loss) before income taxes	78,013	73,471
Provision/(benefit) for income taxes	28,352	26,752

Net income/(loss)	$49,661	$46,719

Average assets	$12,956,515	$12,231,651

Capital Markets
Net interest income	$3,847	$5,680
Noninterest income	76,612	106,775
Noninterest expense	61,668	80,306

Income/(loss) before income taxes	18,791	32,149
Provision/(benefit) for income taxes	7,123	12,238

Net income/(loss)	$11,668	$19,911

Average assets	$2,492,129	$2,351,599

Corporate
Net interest income/(expense)	$(7,717)	$(5,309)
Noninterest income	7,855	9,262
Noninterest expense	17,587	22,373

Income/(loss) before income taxes	(17,449)	(18,420)
Provision/(benefit) for income taxes	(11,171)	(11,934)

Net income/(loss)	$(6,278)	$(6,486)

Average assets	$5,254,397	$5,427,352

Non-Strategic
Net interest income	$20,155	$24,922
Provision for loan losses	17,485	15,426
Noninterest income	12,816	26,352
Noninterest expense	32,572	78,672

Income/(loss) before income taxes	(17,086)	(42,824)
Provision/(benefit) for income taxes	(6,574)	(16,486)

Income/(loss) from continuing operations	(10,512)	(26,338)
Income/(loss) from discontinued operations, net of tax	430	(435)

Net income/(loss)	$(10,082)	$(26,773)

Average assets	$4,375,186	$5,189,771

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Loan Sales and Securitizations

Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. FHN no longer retains financial interests in loans it transfers to third parties. During first quarter 2013 and 2012, loan sale activity was not material.

Retained Interests

Interests retained from prior loan sales, including GSE securitizations, typically included MSR, excess interest (structured as interest-only (“IO”) strips), and principal-only (“PO”) strips. Excess interest represents rights to receive interest from serviced assets that exceed contractually specified rates. PO strips are principal cash flow tranches. MSR were initially valued at fair value and the remaining retained interests were initially valued by allocating the remaining cost basis of the loan between the security or loan sold and the remaining retained interests based on their relative fair values at the time of sale or securitization.

In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. During first quarter 2013 and 2012, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest. In first quarter 2013 and 2012, FHN received annual servicing fees approximating .50 percent of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 4—Mortgage Servicing Rights. There were no additions to MSR in 2013 or 2012.

The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2013 and 2012 are as follows:

	March 31, 2013			March 31, 2012
(Dollars in thousands except for annual cost to service)	First Liens	Second Liens	HELOC	First Liens	Second Liens	HELOC
Fair value of retained interests	$106,191	$193	$2,718	$139,676	$222	$3,058
Weighted average life (in years)	4.0	3.1	3.1	4.0	2.9	2.8
Annual prepayment rate	20.7%	28.5%	28.9%	20.8%	26.0%	27.5%
Impact on fair value of 10% adverse change	$(5,343)	$(12)	$(149)	$(7,218)	$(14)	$(190)
Impact on fair value of 20% adverse change	(10,210)	(24)	(287)	(13,794)	(27)	(365)
Annual discount rate on servicing cash flows	11.8%	14.0%	18.0%	11.8%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(2,945)	$(5)	$(84)	$(3,939)	$(6)	$(95)
Impact on fair value of 20% adverse change	(5,715)	(10)	(163)	(7,638)	(12)	(184)
Annual cost to service (per loan) (a)	$118	$50	$50	$116	$50	$50
Impact on fair value of 10% adverse change	(2,597)	(4)	(42)	(3,303)	(5)	(49)
Impact on fair value of 20% adverse change	(5,177)	(9)	(84)	(6,585)	(10)	(98)
Annual earnings on escrow	1.4%	—	—	1.4%	—	—
Impact on fair value of 10% adverse change	$(686)	—	—	$(1,127)	—	—
Impact on fair value of 20% adverse change	(1,372)	—	—	(2,255)	—	—

(a)	Amounts represent market participant based assumptions.

The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on March 31, 2013 and 2012, are as follows:

	March 31, 2013		March 31, 2012
(Dollars in thousands)	Excess Interest IO	Certificated PO (a)	Excess Interest IO	Certificated PO
Fair value of retained interests	$11,161	$5,293	$17,124	$7,229
Weighted average life (in years)	3.9	2.5	4.0	3.2
Annual prepayment rate	18.9%	31.8%	18.6%	24.7%
Impact on fair value of 10% adverse change	$(501)	$(239)	$(758)	$(315)
Impact on fair value of 20% adverse change	(965)	(503)	(1,462)	(661)
Annual discount rate on residual cash flows	13.3%	NM	13.4%	19.1%
Impact on fair value of 10% adverse change	$(400)	NM	$(675)	$(245)
Impact on fair value of 20% adverse change	(769)	NM	(1,294)	(470)

NM - Not meaningful

(a)	In the second half of 2012, FHN changed the method used to estimate the fair value for certified PO due to more limited market information for these securities.

Note 12 – Loan Sales and Securitizations (Continued)

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

Prepayment rates and credit spreads (part of the discount rate) are significant unobservable inputs used in the fair value measurement of FHN’s MSR, principal only strips and excess interest IO. Cost to service and earnings on escrow are additional unobservable inputs included in the valuation of MSR. Increases in prepayment rates, credit spreads and costs to service in isolation would result in significantly lower fair value measurements for the associated assets. Conversely, decreases in prepayment rates, credit spreads and costs to service in isolation would result in significantly higher fair value measurements for the associated assets. An increase/(decrease) in earnings on escrow in isolation would be accompanied by an increase /(decrease) in the value of the related MSR. Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayment rates as customers are expected to refinance existing mortgages under more favorable interest rate terms. Generally, changes in discount rates directionally mirror the changes in market interest rates.

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

FHN also engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions in first quarters 2013 and 2012 were reasonable based on the price discovery process.

For the three months ended March 31, 2013 and 2012, cash flows received and paid related to loan sales and securitizations were as follows:

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Proceeds from initial sales	$10,843	$54,296
Servicing fees retained (a)	12,589	17,732
Purchases of GNMA guaranteed mortgages	39,041	35,031
Purchases of previously transferred financial assets (b) ( c)	144,737	66,799
Other cash flows received on retained interests	1,413	1,664

(a)	Includes servicing fees on MSR associated with loan sales and purchased MSR.
(b)	Includes repurchases of delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also includes buyouts from GSEs in order to facilitate foreclosures.
(c)	First quarter 2013 includes $74.7 million of cash paid related to clean-up calls exercised by FHN.

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during first quarters 2013 and 2012 are as follows:

	Principal Amount of Residential Real Estate Loans (a) (b) (c)		Net Credit Losses (c)
	March 31		Three Months Ended March 31
(Dollars in thousands)	2013	2012	2013	2012
Total loans managed or transferred	$14,403,257	$17,396,233	$62,627	$116,486

(a)	Amounts represent real estate residential loans in FHN’s portfolio, held-for-sale, and loans that have been transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. Also includes $5.3 billion and $7.5 billion of loans transferred to GSEs with any type of retained interest on March 31, 2013 and 2012, respectively.
(b)	On March 31, 2013 and 2012, includes $.7 billion and $.8 billion, respectively, where the principal amount is 90 days or more past due or nonaccrual. Included in these amounts are $40.5 million and $40.0 million of GNMA guaranteed mortgages on March 31, 2013 and 2012, respectively.
(c)	No delinquency or net credit loss data is provided for the loans transferred to FNMA or FHLMC because these agencies retain credit risk. See Note 9—Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs or private investors.

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

Included in the March 31, 2013, balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Consistent with the consolidated nature of this trust, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

In first quarter 2012, FHN agreed with the monoline insurers to relinquish its status as Master Servicer for two of FHN’s proprietary consumer loan securitizations. Accordingly, these trusts were de-consolidated prospectively from the time of the agreement. In 2012, FHN completed cleanup calls on four previously consolidated on-balance sheet consumer loan securitizations and the associated trusts were extinguished.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$243	N/A	$1,671	N/A
Loans, net of unearned income	114,505	N/A	154,533	N/A
Less: Allowance for loan losses	3,712	N/A	10,388	N/A

Total net loans	110,793	N/A	144,145	N/A

Other assets	1,647	$62,053	4,477	$61,632

Total assets	$112,683	$62,053	$150,293	$61,632

Liabilities:
Term borrowings	$104,875	N/A	$150,328	N/A
Other liabilities	24	$49,720	48	$52,712

Total liabilities	$104,899	$49,720	$150,376	$52,712

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

Note 13 – Variable Interest Entities (Continued)

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

In relation to certain agency securitizations, FHN purchased the servicing rights on securitized loans from the loan originator and holds other retained interests. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. As the agencies serve as Master Servicer for the securitized loans and hold rights consistent with their guarantees on the securities issued, they have the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, FHN is not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that are significant to the trusts. FHN has no contractual requirements to provide financial support to the trusts.

On-Balance Sheet Consumer Loan Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. The nonconsolidated proprietary residential mortgage securitizations as of March 31, 2013 consist of two HELOC securitization trusts that have entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. These securitization trusts are not consolidated by FHN as it is not the Master Servicer for the securitizations. FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precludes sale accounting for the related securitization transactions. Thus, even though FHN is not the Master Servicer, the related transactions are accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s Consolidated Condensed Financial Statements.

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

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2013:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$52,528	$—	Other assets
New market tax credit LLCs (b) (c)	23,494	—	Other assets
Small issuer trust preferred holdings (d)	418,404	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	54,577	59,597	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	416,648	—	(g)
On-balance sheet consumer loan securitizations	14,477	270,385	(h)
Holdings of agency mortgage-backed securities (d)	3,584,187	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	51,108	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	68,921	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $50.6 million of current investments and $1.9 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $59.6 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $66.6 million and $28.7 million classified as MSR and $7.6 million and $8.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $304.8 million are classified as Other assets.
(h)	Includes $284.9 million classified as Loans, net of unearned income which are offset by $270.4 million classified as Term borrowings.
(i)	Includes $669.3 million classified as Trading securities and $2.9 billion classified as Securities available for sale.
(j)	Maximum loss exposure represents $65.7 million of current receivables and $3.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2012:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$66,524	$—	Other assets
New market tax credit LLCs (b) (c)	20,726	—	Other assets
Small issuer trust preferred holdings (d)	447,156	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	61,723	52,451	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	480,107	—	(g)
On-balance sheet consumer loan securitizations	11,646	338,817	(h)
Holdings of agency mortgage-backed securities (d)	3,626,034	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	—	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	83,746	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $66.1 million of current investments and $.5 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment $15.3 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $52.5 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $81.1 million and $43.5 million classified as MSR and $11.2 million and $13.4 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $330.9 million are classified as Other assets.
(h)	Includes $350.5 million as Loans, net of unearned income which are offset by $338.8 million classified as Term borrowings.
(i)	Includes $626.2 million classified as Trading securities and $3.0 billion classified as Securities available for sale.
(j)	Maximum loss exposure represents $82.7 million of current receivables and $1.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with its counterparties to limit credit risk. On March 31, 2013 and 2012, respectively, FHN had $163.2 million and $184.8 million of cash receivables and $124.3 million and $158.3 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements”. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates, mortgage loan prepayment speeds, or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Note 14 – Derivatives (Continued)

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three months ended March 31, 2013 and 2012:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended March 31, 2013
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$124,000	$162	$—	$(411)
Interest Rate Swaps and Swaptions	$735,000	$1,956	$215	$735
Hedged Items:
Mortgage Servicing Rights	N/A	$106,329	N/A	$1,177
Other Retained Interests	N/A	$16,454	N/A	$481

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended March 31, 2012
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$2,361,000	$25,200	$1,155	$(1,311)
Interest Rate Swaps and Swaptions	$2,420,000	$9,713	$30,443	$4,384
Hedged Items:
Mortgage Servicing Rights	N/A	$139,672	N/A	$5,031
Other Retained Interests	N/A	$24,610	N/A	$960

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $68.0 million and $99.1 million for the three months ended March 31, 2013 and 2012, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

The following table summarizes FHN’s derivatives associated with capital markets trading activities as of March 31, 2013 and 2012:

	March 31, 2013
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,477,632	$119,866	$1,327
Offsetting Upstream Interest Rate Contracts	1,477,632	1,327	119,866
Option Contracts Purchased	2,500	5	—
Option Contracts Written	2,500	—	2
Forwards and Futures Purchased	5,786,940	7,541	8,199
Forwards and Futures Sold	5,923,867	8,090	8,381

	March 31, 2012
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,502,356	$113,429	$2,749
Offsetting Upstream Interest Rate Contracts	1,502,356	2,749	113,429
Forwards and Futures Purchased	4,222,885	2,737	4,716
Forwards and Futures Sold	4,557,546	4,454	4,667

Note 14 – Derivatives (Continued)

Interest Rate Risk Management

FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and interest-bearing liabilities have different maturity or repricing characteristics. FHN uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. Interest paid or received for swaps utilized by FHN to hedge the fair value of long term debt was recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers that includes customer derivatives paired with offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in Noninterest expense on the Consolidated Condensed Statements of Income.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $904.0 million on both March 31, 2013 and 2012. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps was $60.5 million and $92.6 million in Derivative assets on March 31, 2013 and 2012, respectively.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet amount of this swap was $24.6 million and $25.4 million in Derivative assets as of March 31, 2013 and 2012, respectively. There was no ineffectiveness related to this hedge.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN hedges the interest rate risk of the subordinated debt totaling $200 million using pay, floating, receive fixed interest rate swaps. The balance sheet amount of these swaps was $7.4 million and $1.2 million in Derivative liabilities on March 31, 2013 and 2012, respectively. There was no ineffectiveness related to these hedges. In April and October 2012, the counterparty called the swaps associated with the $200 million of subordinated debt. FHN discontinued hedge accounting and the cumulative basis adjustments to the associated subordinated debt are being amortized as an adjustment to interest expense over its remaining term. FHN entered into a new interest rate swap to hedge the interest rate risk associated with this debt. The swap qualifies for hedge accounting using the long-haul method.

The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2013 and 2012:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended March 31, 2013
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$925,608	$49,941	$330		$(5,313)
Offsetting Upstream Interest Rate Contracts (a)	$925,608	$330	$50,741		$5,713
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$85,114	$7,427		$(17,574)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$17,574 (d)

Note 14 – Derivatives (Continued)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended March 31, 2012
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,000,992	$63,749	$362		$(5,789)
Offsetting Upstream Interest Rate Contracts (a)	$1,000,992	$362	$65,449		$6,189
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$117,944	$1,236		$(10,231)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$10,231 (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $21.5 million and $196.3 million as of March 31, 2013 and 2012, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five-year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $1.5 million and $7.0 million in Derivative liabilities on the Consolidated Condensed Statements of Condition as of March 31, 2013 and 2012, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Basis adjustments remaining at the end of the hedge term are being amortized as an adjustment to interest income over the remaining life of the loans. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans for the three months ended March 31, 2013 and 2012:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended March 31, 2013
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$21,500	N/A		$1,456	$587
Hedged Items:
Trust Preferred Loans (a)	N/A	$21,500	(b)	N/A	$(587	)(c)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended March 31, 2012
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$196,250	N/A		$7,017	$1,792
Hedged Items:
Trust Preferred Loans (a)	N/A	$196,250	(b)	N/A	$(1,790	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2013, the derivative liabilities associated with the sales of Visa Class B shares were $2.1 million compared to $2.9 million as of March 31, 2012. See the Visa Matters section of Note 9 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

Note 14 – Derivatives (Continued)

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2013 and 2012, these loans were valued at $.6 million and $.7 million, respectively. As of March 31, 2013 and 2012, the balance sheet amount and the gains/losses associated with these derivatives were not material.

Master Netting and Similar Arrangements

As previously discussed, FHN uses master netting agreements, mutual margining agreements and collateral posting requirements to minimize credit risk on derivative contracts. Master netting and similar agreements are used when counterparties have multiple derivatives contracts that allow for a “right of setoff”, meaning that a counterparty may net offsetting positions and collateral with the same counterparty under the contract to determine a net receivable or payable. The following discussion provides an overview of these arrangements which may vary due to the derivative type and market in which a derivative transaction is executed.

Interest rate derivatives are subject to agreements consistent with those of the International Swap and Derivatives Association (“ISDA”). Currently all interest rate derivative contracts are over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. Cash collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s balance sheet.

Interest rate derivatives with smaller financial institutions typically require posting of collateral by the counterparty to FHN. This collateral is subject to a threshold with daily adjustments based upon changes in the level or fair value of the derivative position. Positions and related collateral can be netted in the event of default. Collateral pledged by a counterparty is typically cash or securities. The securities pledged as collateral are not recognized within FHN’s Consolidated Condensed Statements of Condition. Interest rate derivatives associated with lending arrangements share the collateral with the related loan(s). The derivative and loan positions may be netted in the event of default. For disclosure purposes, the entire collateral amount is allocated to the loan.

Interest rate derivatives with larger financial institutions typically contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN could be required to post additional collateral with the counterparties. Conversely, if the credit rating of FHN and/or FTBNA is increased, FHN could have collateral released and be required to post less collateral in the future. Also, if a counterparty’s credit ratings were to decrease (increase), FHN and/or FTBNA could request the posting (counterparty request the release) of additional collateral. Collateral for these arrangements is adjusted daily based on changes in the net fair value position with each counterparty.

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $210.1 million of assets and $156.4 million of liabilities on March 31, 2013, and $243.9 million of assets and $172.9 million of liabilities on March 31, 2012. As of March 31, 2013 and 2012, FHN had received collateral of $255.3 million and $278.6 million and posted collateral of $153.9 million and $175.3 million, respectively, in the normal course of business related to these agreements.

Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $208.6 million of assets and $35.8 million of liabilities on March 31, 2013, and $242.2 million of assets and $37.5 million of liabilities on March 31, 2012. As of March 31, 2013 and 2012, FHN had received collateral of $255.3 million and $278.6 million and posted collateral of $37.8 million and $40.8 million, respectively, in the normal course of business related to these contracts.

Capital Markets buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts, and are generally not subject to master netting agreements. Forwards purchased and sold through banking activities typically consist of mortgage to be announced (“TBA”) trades for which FHN utilizes a clearinghouse for settlement. In the event of default, all open positions can be offset. For futures and options, FHN transacts through a third party, and the transactions are subject to margin and collateral maintenance requirements. In the event of default, open positions can be offset along with the associated collateral.

For this disclosure, FHN considers the impact of master netting and other similar agreements which allow FHN to settle all contracts with a single counterparty on a net basis and to offset the net derivative asset or liability position with the related securities and cash collateral. The application of the collateral cannot reduce the net derivative asset or liability position below zero, and therefore any excess collateral is not reflected in the tables below.

Note 14 – Derivatives (Continued)

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition(a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2013 (b)	$258,534	$—	$258,534	$(22,582)	$(234,562)	$1,390
2012 (b)	333,146	—	333,146	(46,301)	(265,428)	21,417

(a)	Included in Derivative Assets on the Consolidated Condensed Statements of Condition. As of March 31, 2013 and 2012, $15.8 million and $7.2 million, respectively, of derivative assets (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2013 is comprised entirely of interest rate derivative contracts. 2012 includes $307.9 million of interest rate derivative contracts and $25.2 million of forwards and futures contracts.

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition(a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2013 (b)	$181,362	$—	$181,362	$(22,582)	$(153,870)	$4,910
2012 (b)	221,840	—	221,840	(46,301)	(170,153)	5,386

(a)	Included in Derivative Liabilities on the Consolidated Condensed Statements of Condition. As of March 31, 2013 and 2012, $18.6 million and $12.3 million, respectively, of derivative liabilities (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2013 is comprised entirely of interest rate derivative contracts. 2012 includes $220.7 million of interest rate derivative contracts and $1.1 million of forwards and futures contracts.

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions

For repurchase, reverse repurchase and securities borrowing and lending transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements within FHN’s capital markets’ business, transactions are collateralized by securities which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities, securities are typically pledged at the time of the transaction and not released until settlement. For asset positions, the collateral is not included on FHN’s Statements of Condition. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.

For this disclosure, FHN considers the impact of master netting and other similar agreements that allow FHN to settle all contracts with a single counterparty on a net basis and to offset the net asset or liability position with the related securities collateral. The application of the collateral cannot reduce the net asset or liability position below zero, and therefore any excess collateral is not reflected in the tables below.

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2013	$732,696	$—	$732,696	$(2,196)	$(723,195)	$7,305
2012	595,973	—	595,973	(1,583)	(588,752)	5,638

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2013	$488,010	$—	$488,010	$(2,196)	$(485,766)	$48
2012	313,765	—	313,765	(1,583)	(312,104)	78

Note 16 – Fair Value of Assets & Liabilities

FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

Transfers between fair value levels are recognized at the end of the fiscal quarter in which the associated change in inputs occurs.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$99,618	$—	$99,618
Government agency issued MBS	—	385,351	—	385,351
Government agency issued CMO	—	283,932	—	283,932
Other U.S. government agencies	—	195,051	—	195,051
States and municipalities	—	21,141	—	21,141
Corporate and other debt	—	396,186	5	396,191
Equity, mutual funds, and other	—	8	—	8

Total trading securities—capital markets	—	1,381,287	5	1,381,292

Trading securities—mortgage banking
Principal only	—	—	5,293	5,293
Interest only	—	—	11,161	11,161

Total trading securities—mortgage banking	—	—	16,454	16,454

Loans held-for-sale	—	—	232,684	232,684
Securities available for sale:
U.S. treasuries	—	39,994	—	39,994
Government agency issued MBS	—	1,065,551	—	1,065,551
Government agency issued CMO	—	1,849,353	—	1,849,353
Other U.S. government agencies	—	—	3,276	3,276
States and municipalities	—	13,755	1,500	15,255
Venture capital	—	—	4,300	4,300
Equity, mutual funds, and other	14,996	—	—	14,996

Total securities available-for-sale	14,996	2,968,653	9,076	2,992,725

Mortgage servicing rights	—	—	109,102	109,102
Other assets:
Deferred compensation assets	22,785	—	—	22,785
Derivatives, forwards and futures	15,793	—	—	15,793
Derivatives, interest rate contracts	—	258,539	—	258,539

Total other assets	38,578	258,539	—	297,117

Total assets	$53,574	$4,608,479	$367,321	$5,029,374

Trading liabilities—capital markets:
U.S. treasuries	$—	$434,119	$—	$434,119
Government agency issued MBS	—	26,121	—	26,121
Government agency issued CMO	—	24,986	—	24,986
Other U.S. government agencies	—	50,547	—	50,547
Corporate and other debt	—	245,533	—	245,533

Total trading liabilities—capital markets	—	781,306	—	781,306

Other short-term borrowings	—	—	10,984	10,984
Other liabilities:
Derivatives, forwards and futures	16,580	—	—	16,580
Derivatives, interest rate contracts	—	181,364	—	181,364
Derivatives, other	—	5	2,050	2,055

Total other liabilities	16,580	181,369	2,050	199,999

Total liabilities	$16,580	$962,675	$13,034	$992,289

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$106,317	$—	$106,317
Government agency issued MBS	—	435,924	—	435,924
Government agency issued CMO	—	190,244	—	190,244
Other U.S. government agencies	—	183,718	—	183,718
States and municipalities	—	33,481	—	33,481
Corporate and other debt	—	263,298	5	263,303
Equity, mutual funds, and other	—	444	—	444

Total trading securities—capital markets	—	1,213,426	5	1,213,431

Trading securities—mortgage banking
Principal only	—	7,229	—	7,229
Interest only	—	—	17,381	17,381

Total trading securities—mortgage banking	—	7,229	17,381	24,610

Loans held-for-sale	—	8,555	214,603	223,158
Securities available for sale:
U.S. treasuries	—	40,037	—	40,037
Government agency issued MBS	—	1,427,029	—	1,427,029
Government agency issued CMO	—	1,572,836	—	1,572,836
Other U.S. government agencies	—	9,453	5,094	14,547
States and municipalities	—	16,570	1,500	18,070
Corporate and other debt	527	—	—	527
Venture capital	—	—	12,179	12,179
Equity, mutual funds, and other	13,267	—	—	13,267

Total securities available-for-sale	13,794	3,065,925	18,773	3,098,492

Mortgage servicing rights	—	—	142,956	142,956
Other assets:
Deferred compensation assets	24,102	—	—	24,102
Derivatives, forwards and futures	32,391	—	—	32,391
Derivatives, interest rate contracts	—	307,946	—	307,946

Total other assets	56,493	307,946	—	364,439

Total assets	$70,287	$4,603,081	$393,718	$5,067,086

Trading liabilities—capital markets:
U.S. treasuries	$—	$445,381	$—	$445,381
Other U.S. government agencies	—	1,822	—	1,822
States and municipalities	—	181	—	181
Corporate and other debt	—	120,088	—	120,088
Other	—	99	—	99

Total trading liabilities—capital markets	—	567,571	—	567,571

Other short-term borrowings	—	—	15,073	15,073
Other liabilities:
Derivatives, forwards and futures	10,538	—	—	10,538
Derivatives, interest rate contracts	—	220,686	—	220,686
Derivatives, other	—	4	2,960	2,964

Total other liabilities	10,538	220,690	2,960	234,188

Total liabilities	$10,538	$788,261	$18,033	$816,832

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2013 and 2012, on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2013
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2013	$17,992		$221,094		$5,253	$4,300		$114,311		$(2,175)		$(11,156)
Total net gains/(losses) included in:
Net income	921		175		—	—		833		(186)		172
Other comprehensive income	—		—		(37)	—		—		—		—
Purchases	—		18,467		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	—		—		—		—
Settlements	(2,454)		(4,228)		(440)	—		(6,042)		311		—
Net transfers into/(out of) Level 3	—		(2,824	)(c)	—	—		—		—		—

Balance on March 31, 2013	$16,459		$232,684		$4,776	$4,300		$109,102		$(2,050)		$(10,984)

Net unrealized gains/(losses) included in net income	$431	(a)	$175	(a)	$—	$—	(b)	$925	(a)	$(186	)(d)	$172 (a)

	Three Months Ended March 31, 2012
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2012	$18,059		$210,487		$7,262	$12,179		$144,069		$(11,820)		$(14,833)
Total net gains/(losses) included in:
Net income	1,878		872		—	—		4,471		(742)		(240)
Other comprehensive income	—		—		(166)	—		—		—		—
Purchases	—		11,027		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	—		—		—		—
Settlements	(2,551)		(5,754)		(502)	—		(5,584)		9,602		—
Net transfers into/(out of) Level 3	—		(2,029	)(c)	—	—		—		—		—

Balance on March 31, 2012	$17,386		$214,603		$6,594	$12,179		$142,956		$(2,960)		$(15,073)

Net unrealized gains/(losses) included in net income	$1,406	(a)	$872	(a)	$—	$—	(b)	$5,213	(a)	$(742	)(d)	$(240	)(a)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

In fourth quarter 2012, FHN determined that the level of market information on prepayment speeds and discount rates associated with its principal only trading securities had become more limited. In response, FHN increased its use of unobservable inputs and transferred these balances to Level 3.

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at March 31, 2013, and 2012, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended
	Carrying value at March 31, 2013				March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$8,156	$—	$8,156	$—
Loans held-for-sale—first mortgages	—	—	11,633	11,633	84
Loans, net of unearned income (a)	—	—	125,223	125,223	(206)
Real estate acquired by foreclosure (b)	—	—	32,655	32,655	(1,018)
Other assets (c)	—	—	74,109	74,109	(1,609)

					$(2,749)

					Three Months Ended
	Carrying value at March 31, 2012				March 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$73,255	$—	$73,255	$4
Loans held-for-sale—first mortgages	—	—	11,206	11,206	768
Loans, net of unearned income (a)	—	—	120,938	120,938	(11,387)
Real estate acquired by foreclosure (b)	—	—	59,132	59,132	(5,225)
Other assets (c)	—	—	86,794	86,794	(1,986)

					$(17,826)

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments.

In first quarter 2013 and third quarter 2012, FHN exercised clean-up calls on first lien mortgage proprietary securitization trusts. In accordance with accounting requirements, FHN initially recognized the associated loans at fair value. Fair value was primarily determined through reference to observable inputs, including current market prices for similar loans. Since these loans were from the 2003 vintage, adjustments were made for the higher yields associated with the loans in comparison to more currently originated loans being sold. This resulted in recognition of an immaterial premium for this transaction.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following table provides information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of March 31, 2013 and 2012:

(Dollars in Thousands)
	Fair Value at
Level 3 Class	March 31, 2013	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage	$16,454	Discounted cash flow	(a)	(a)
Loans held-for-sale—mortgages	244,317	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	4,300	Industry comparables	Adjustment for minority interest and small business status	40% - 50% discount
		Discounted cash flow	Discount rate	25% - 30%
			Earnings capitalization rate	20% - 25%
Mortgage servicing rights	109,102	Discounted cash flow	(a)	(a)
Other short-term borrowings	10,984	Discounted cash flow	(b)	(b)
Derivative liabilities, other	2,050	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.0 billion
			Probability of resolution scenarios	10%-60%
			Time until resolution	6 - 18 months
Loans, net of unearned income (c)	125,223	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates	20% - 50% of gross value
			Financial Statements/Auction Values	0% - 25% of reported value
Real estate acquired by foreclosure (d)	32,655	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	74,109	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for Principal-only and Interest-only trading securities and MSR are discussed in Note 12 – Loan Sales and Securitizations.
(b)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(c)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(d)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(e)	Represents tax credit investments.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Values Utilized
Interest only trading securities	$17,381	Discounted cash flow	(a)	(a)
Loans held-for-sale—mortgages	225,809	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	12,179	Recent purchase offers	Adjustment for preferences in equity tranches	0% - 10% discount
		Recent capitalization transactions	Adjustment for preferences in equity tranches	0% - 10% discount
Mortgage servicing rights	142,956	Discounted cash flow	(a)	(a)
Other short-term borrowings	15,073	Discounted cash flow	(b)	(b)
Derivative liabilities, other	2,960	Discounted cash flow	Visa covered litigation resolution amount	$4.3 billion - $5.1 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	3 - 12 months
Loans, net of unearned income (c)	120,938	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 15% of appraisal
		Other collateral valuations	Borrowing base certificates	20% - 50% of gross value
			Financial Statements/Auction Values	0% - 25% of reported value
Real estate acquired by foreclosure (d)	59,132	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	86,794	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for Interest-only trading securities and MSR are discussed in Note 12 – Loan Sales and Securitizations.
(b)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(c)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(d)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(e)	Represents tax credit investments.

Loans held-for-sale. Prepayment rates, credit spreads and delinquency penalty adjustments are significant unobservable inputs used in the fair value measurement of FHN’s Loans held-for-sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. All observable and unobservable inputs are re-assessed monthly. Fair value measurements are reviewed at least monthly by FHN’s Corporate Accounting Department.

Venture capital investments. The unobservable inputs used in the estimation of fair value for Venture capital investments are adjustments for minority interest and small business status when compared to industry comparables and the discount rate and earnings capitalization rate for a discounted cash flow analysis. For both valuation techniques, the inputs are intended to reflect the nature of the small business and the status of equity tranches held by FHN in relation to the overall valuation. The valuation of venture capital investments is reviewed at least quarterly by FHN’s Equity Investment Review Committee. Changes in valuation are discussed with respect to the appropriateness of the adjustments in relation to the associated triggering events.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Loans, net of unearned income and Real estate acquired by foreclosure. Collateral-dependent loans and Real estate acquired by foreclosure are primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Multiple appraisal firms are utilized to ensure that estimated values are consistent between firms. This process occurs within FHN’s Credit Risk Management and Loan Servicing functions (primarily consumer) and the Credit Risk Management Committee reviews valuation methodologies and loss information for reasonableness. Back testing is performed during the year through comparison to ultimate disposition values and is reviewed quarterly within the Credit Risk Management function. Other collateral (receivables, inventory, equipment, etc.) is valued through borrowing base certificates, financial statements and/or auction valuations. These valuations are discounted based on the quality of reporting, knowledge of the marketability/collectability of the collateral and historical disposition rates.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following tables reflect the differences between the fair value carrying amount of mortgages held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	March 31, 2013
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$232,684	$367,952	$(135,268)
Nonaccrual loans	61,868	130,874	(69,006)
Loans 90 days or more past due and still accruing	8,179	18,370	(10,191)

	March 31, 2012
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$223,158	$310,837	$(87,679)
Nonaccrual loans	44,313	96,820	(52,507)
Loans 90 days or more past due and still accruing	8,702	19,062	(10,360)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$175	$872
Other short-term borrowings	172	(240)

For the three months ended March 31, 2013, and 2012, the amounts for loans held-for-sale include a $1.9 million gain and a of $1.1 million loss, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on mortgage loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Trading securities also include retained interests in prior securitizations that qualify as financial assets, which primarily include excess interest (structured as interest-only strips) and principal-only strips.

The fair value of excess interest is determined using prices from closely comparable assets such as MSR that are tested against prices determined using a valuation model that calculates the present value of estimated future cash flows. Inputs utilized in valuing excess interest are consistent with those used to value the related MSR. The fair value of excess interest typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience. FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of principal-only strips.

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

Investments in the stock of the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Condensed Statements of Condition which is considered to approximate fair value. Short-term investments in mutual funds are measured at the funds’ reported closing net asset values. Venture capital investments are typically measured using significant internally generated inputs including adjustments to industry comparables and discounted cash flows analysis.

Loans held-for-sale. FHN determines the fair value of mortgage loans held-for-sale using a discounted cash flow model which incorporates both observable and unobservable inputs. Typical inputs include contractual cash flow requirements, current mortgage rates for similar products, estimated prepayment rates, credit spreads and delinquency penalty adjustments. Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Derivative assets and liabilities. The fair value for forwards and futures contracts is based on current transactions involving identical securities. Futures contracts are exchange-traded and thus have no credit risk factor assigned as the risk of non-performance is limited to the clearinghouse used.

Valuations of other derivatives (primarily interest rate related swaps, swaptions, caps, and collars) are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, option volatility, and option skew. In measuring the fair value of these derivative assets and liabilities, FHN has elected to consider credit risk based on the net exposure to individual counterparties. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as customer loan grades and debt ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value.

In conjunction with the sales of portions of its Visa Class B shares, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The fair value of these derivatives has been determined using a discounted cash flow methodology for estimated future cash flows determined through use of probability weighted scenarios for multiple estimates of Visa’s aggregate exposure to covered litigation matters, which include consideration of amounts funded by Visa into its escrow account for the covered litigation matters. Since this estimation process required application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures.

Real estate acquired by foreclosure. Real estate acquired by foreclosure primarily consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated costs to sell the real estate. Estimated fair value is determined using appraised values with subsequent adjustments for deterioration in values that are not reflected in the most recent appraisal. Real estate acquired by foreclosure also includes properties acquired in compliance with HUD servicing guidelines which are carried at the estimated amount of the underlying government insurance or guarantee.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of March 31, 2013 and 2012, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of March 31, 2013 and 2012.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	March 31, 2013
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$8,005,081	$—	$—	$7,854,761	$7,854,761
Commercial real estate
Income CRE	1,050,837	—	—	1,014,785	1,014,785
Residential CRE	49,903	—	—	50,130	50,130
Retail:
Consumer real estate	5,458,763	—	—	4,916,105	4,916,105
Permanent mortgage	767,835	—	—	644,070	644,070
Credit card & other	292,034	—	—	293,746	293,746

Total loans, net of unearned income and allowance for loan losses	15,624,453	—	—	14,773,597	14,773,597
Short-term financial assets
Total interest-bearing cash	431,182	431,182	—	—	431,182
Federal funds sold	33,738	—	33,738	—	33,738
Securities purchased under agreements to resell	732,696	—	732,696	—	732,696

Total short-term financial assets	1,197,616	431,182	766,434	—	1,197,616
Trading securities (a)	1,397,746	—	1,381,287	16,459	1,397,746
Loans held-for-sale (a)	390,874	—	8,156	382,718	390,874
Securities available-for-sale (a)(b)	3,190,219	14,996	2,968,653	206,570	3,190,219
Derivative assets (a)	274,332	15,793	258,539	—	274,332
Other assets
Tax credit investments	74,109	—	—	74,109	74,109
Deferred compensation assets	22,785	22,785	—	—	22,785

Total other assets	96,894	22,785	—	74,109	96,894
Nonearning assets
Cash & due from banks	275,262	275,262	—	—	275,262
Capital markets receivables	533,306	—	533,306	—	533,306
Accrued interest receivable	82,711	—	82,711	—	82,711

Total nonearning assets	891,279	275,262	616,017	—	891,279

Total assets	$23,063,413	$760,018	$5,999,086	$15,453,453	$22,212,557

Liabilities:
Deposits:
Defined maturity	$1,511,333	$—	$1,543,436	$—	$1,543,436
Undefined maturity	14,693,134	—	14,693,134	—	14,693,134

Total deposits	16,204,467	—	16,236,570	—	16,236,570
Trading liabilities (a)	781,306	—	781,306	—	781,306
Short-term financial liabilities
Federal funds purchased	1,361,670	—	1,361,670	—	1,361,670
Securities sold under agreements to repurchase	488,010	—	488,010	—	488,010
Total other borrowings	186,898	—	175,914	10,984	186,898

Total short-term financial liabilities	2,036,578	—	2,025,594	10,984	2,036,578
Term borrowings
Real estate investment trust-preferred	45,777	—	—	47,000	47,000
Term borrowings—tax credit investments	18,000	—	—	18,747	18,747
Borrowings secured by residential real estate	375,261	—	—	221,809	221,809
Other long term borrowings	1,758,826	—	1,731,763	—	1,731,763

Total term borrowings	2,197,864	—	1,731,763	287,556	2,019,319
Derivative liabilities (a)	199,999	16,580	181,369	2,050	199,999
Other noninterest-bearing liabilities
Capital markets payables	461,333	—	461,333	—	461,333
Accrued interest payable	43,437	—	43,437	—	43,437

Total other noninterest-bearing liabilities	504,770	—	504,770	—	504,770

Total liabilities	$21,924,984	$16,580	$21,461,372	$300,590	$21,778,542

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	March 31, 2012
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$7,585,576	$—	$—	$7,366,581	$7,366,581
Commercial real estate
Income CRE	1,214,129	—	—	1,136,404	1,136,404
Residential CRE	86,747	—	—	77,419	77,419
Retail:
Consumer real estate	5,717,175	—	—	5,253,260	5,253,260
Permanent mortgage	756,127	—	—	655,696	655,696
Credit card & other	265,560	—	—	265,779	265,779

Total loans, net of unearned income and allowance for loan losses	15,625,314	—	—	14,755,139	14,755,139
Short-term financial assets
Total interest-bearing cash	761,098	761,098	—	—	761,098
Total federal funds sold	18,732	—	18,732	—	18,732
Securities purchased under agreements to resell	595,973	—	595,973	—	595,973

Total short-term financial assets	1,375,803	761,098	614,705	—	1,375,803
Trading securities (a)	1,238,041	—	1,220,655	17,386	1,238,041
Loans held-for-sale (a)	431,905	—	81,810	350,095	431,905
Securities available-for-sale (a)(b)	3,296,603	13,794	3,065,925	216,884	3,296,603
Derivative assets (a)	340,337	32,391	307,946	—	340,337
Other assets
Tax credit investments	86,794	—	—	86,794	86,794
Deferred compensation assets	24,102	24,102	—	—	24,102

Total other assets	110,896	24,102	—	86,794	110,896
Nonearning assets
Cash & due from banks	349,604	349,604	—	—	349,604
Capital markets receivables	522,001	—	522,001	—	522,001
Accrued interest receivable	86,630	—	86,630	—	86,630

Total nonearning assets	958,235	349,604	608,631	—	958,235

Total assets	$23,377,134	$1,180,989	$5,899,672	$15,426,298	$22,506,959

Liabilities:
Deposits:
Defined maturity	$1,849,839	$—	$1,885,016	$—	$1,885,016
Undefined maturity	15,085,331	—	15,085,331	—	15,085,331

Total deposits	16,935,170	—	16,970,347	—	16,970,347
Trading liabilities (a)	567,571	—	567,571	—	567,571
Short-term financial liabilities
Total federal funds purchased	1,487,469	—	1,487,469	—	1,487,469
Securities sold under agreements to repurchase	313,765	—	313,765	—	313,765
Total other borrowings	181,570	—	166,497	15,073	181,570

Total short-term financial liabilities	1,982,804	—	1,967,731	15,073	1,982,804
Term borrowings
Real estate investment trust-preferred	45,710	—	—	39,950	39,950
Term borrowings—new market tax credit investment	15,301	—	—	15,837	15,837
Borrowings secured by residential real estate	489,145	—	—	391,316	391,316
Other long term borrowings	1,790,550	—	1,680,528	—	1,680,528

Total term borrowings	2,340,706	—	1,680,528	447,103	2,127,631
Derivative liabilities (a)	234,188	10,538	220,690	2,960	234,188
Other noninterest-bearing liabilities
Capital markets payables	361,018	—	361,018	—	361,018
Accrued interest payable	46,211	—	46,211	—	46,211

Total other noninterest-bearing liabilities	407,229	—	407,229	—	407,229

Total liabilities	$22,467,668	$10,538	$21,814,096	$465,136	$22,289,770

Certain previously reported amounts have been reclassified to agree with current presentations.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.1 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Unfunded Commitments:
Loan commitments	$8,486,803	$7,716,583	$1,634	$1,555
Standby and other commitments	318,884	375,733	5,355	5,467

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

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. Net charges recognized by FHN during the three months ended March 31, 2013 related to restructuring, repositioning, and efficiency activities were $.5 million. Of this amount, $1.3 million represent exit costs that were accounted for in accordance with the Exit of Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). During the three months ended March 31, 2012, FHN recognized a net credit of $.2 million related to restructuring, repositioning, and efficiency activities. Exit costs that were accounted for in accordance with ASC 420 were not material. There were no individually significant expenses recognized during first quarters 2013 or 2012.

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

Activity in the restructuring and repositioning liability for the three months ended March 31, 2013 and 2012, is presented in the following table, along with other restructuring and repositioning expenses recognized.

	Three Months Ended March 31
	2013		2012
(Dollars in thousands)	Expense	Liability	Expense	Liability
Beginning balance	$—	$19,775	$—	$12,026
Severance and other employee related costs	819	819	(152)	(152)
Facility consolidation costs	438	438	44	44
Other exit costs, professional fees, and other	—	—	111	111

Total accrued	1,257	21,032	3	12,029
Payments related to:
Severance and other employee related costs		6,038		2,037
Facility consolidation costs		417		592
Other exit costs, professional fees, and other		—		15
Accrual reversals		96		997

Restructuring and repositioning reserve balance		$14,481		$8,388

Other restructuring and repositioning expense:
(Gains)/losses on divestitures	(639)		(200)
Impairment of premises and equipment	—		5
Other	(96)		—

Total other restructuring and repositioning expense	(735)		(195)

Total restructuring and repositioning charges	$522		$(192)

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through March 31, 2013, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Total Expense
Severance and other employee related costs	$101,512
Facility consolidation costs	41,134
Other exit costs, professional fees, and other	19,165
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	23,810
Net (income) on divestitures	(357)
Impairment of premises and equipment	22,397
Impairment of intangible assets	48,231
Impairment of other assets	40,504
Other	7,478

Total restructuring and repositioning charges incurred to date as of March 31, 2013	$311,546

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of March 31, 2013, was one of the 30 largest publicly traded banking organizations in the United States in terms of asset size.

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

FHN is composed of the following operating segments:

•

Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers largely in Tennessee and surrounding markets. Regional banking provides investments, financial planning, trust services and asset management, credit card and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions.

•

Capital markets provides financial services for depository and non-depository institutions through the sale and distribution of fixed income securities, loan sales, portfolio advisory services, and derivative sales.

•

Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance (“BOLI”), unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, and various charges related to restructuring, repositioning, and efficiency initiatives.

•

Non-strategic includes exited businesses and wind-down national consumer lending activities, other discontinued products, loan portfolios, and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2012 financial statements, notes, and MD&A is provided in the 2012 Annual Report.

Non-GAAP Measures

Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratios presented in this filing are the net interest margin using net interest income adjusted for fully taxable equivalent (“FTE”) and the tier 1 common capital ratio. These measures are reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio has become an important measure of the capital strength of banks as demonstrated by its use by banking regulators in reviewing capital adequacy of financial institutions. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 Capital is a regulatory term and is generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is a regulatory term which includes total assets adjusted for credit risk and is used to determine regulatory capital ratios. Refer to Table 24 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March  31, 2013, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY—Comparison of first quarter 2013 to first quarter 2012

During 2013, FHN reported net income available to common shareholders of $41.0 million or $.17 per diluted share compared to $30.5 million or $.12 per diluted share in 2012. The improvement in 2013 results was driven by a decrease in expenses, which more than offset a decline in revenues and an increase in provision for loan losses.

Total revenue was $317.8 million in 2013 compared to $374.4 million in 2012. The decline in revenue was primarily driven by a reduction in capital markets income due to less favorable market conditions in 2013 relative to 2012 and a decrease in Mortgage banking income as a result of a decline in net hedging results and continued runoff of the mortgage servicing portfolio. Net interest income (“NII”) also decreased in 2013 relative to 2012. The decline in NII was primarily attributable to run-off of the non-strategic loan portfolio and a lower yielding securities portfolio somewhat mitigated by improved deposit pricing.

Operating expenses decreased 25 percent to $240.5 million in 2013 primarily due to a decline in the repurchase and foreclosure provision and personnel expenses. Repurchase and foreclosure provision expense was $0 in 2013 compared to $49.3 million in 2012 due to a change in estimate of FHN’s repurchase obligations in second quarter 2012. Under the revised repurchase accrual approach, FHN believes the remaining repurchase reserve established as of March 31, 2013 is adequate to cover any remaining Government Sponsored Entities (“GSE”) losses related to alleged violations of representations and warranties. Personnel expense declined $36.3 million in 2013 largely driven by lower capital markets variable compensation, as well as a reduction in pension-related expenses, a 6 percent average headcount reduction and other efficiency initiatives. These decreases were partially offset by an increase in legal and professional fees largely driven by costs related to litigation matters in 2013 and the reimbursement of certain legal expenses in 2012 related to a litigation settlement. Litigation and regulatory matters expense also increased in 2013 due to an increase in loss accruals related to pending legal matters. With few exceptions, all other expense categories declined in 2013 given FHN’s continued focus on cost reductions and efficiency throughout the organization.

The provision for loan losses increased to $15.0 million in 2013 from $8.0 million in 2012. Both periods reflect improvement in the loan portfolio resulting in a 23 percent decline in the allowance for loan losses (“ALLL”) and a 42 percent decline in net charge-offs from a year ago. Average loans increased slightly to $16.1 million in 2013.

Return on average common equity and return on average assets for first quarter 2013 were 7.48 percent and .73 percent, respectively, compared to 5.15 percent and .53 percent in 2012. The Tier 1 capital ratio was 13.50 percent as of March 31, 2013, compared to 14.36 percent on March 31, 2012. Total period-end assets decreased to $25.2 billion on March 31, 2013, from $25.7 billion on March 31, 2012. Average loans and average core deposits were consistent between the periods at $16.1 billion and $15.7 billion, respectively. Shareholders’ equity decreased to $2.6 billion on March 31, 2013, from $2.7 billion on March 31, 2012.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $78.0 million during 2013, compared to $73.5 million in 2012. The increase in pre-tax income was primarily driven by a reduction in expenses which more than offset a decline in the provision credit and lower revenue.

Total revenue in 2013 was $204.2 million, a 1 percent decrease from $206.7 million in 2012. NII was $145.1 million in 2013 compared to $146.6 million in 2012. The decrease in NII was largely attributable to the impact of day variance and a flatter yield curve, partially offset by an increase in consumer real estate installment loans and commercial balances from a year ago. Regional banking recognized a provision credit of $2.5 million in 2013 compared to $7.4 million in 2012. The smaller provision credit in 2013 reflects a slower rate of improvement relative to 2012 and an increase in consumer real estate reserves—primarily related to current second liens behind first liens with performance issues.

Noninterest income was $59.1 million in 2013 compared to $60.1 million in 2012. The decline in noninterest income was largely driven by a decline in non-sufficient funds (“NSF”)/overdraft fees which decreased 11 percent to $10.0 million in 2013 due to a decrease in the number of small balance deposit accounts. This decline was somewhat mitigated during 2013, as FHN had a 10 percent increase in brokerage, management fees and commissions, due in part to an increase in advisory fee income. Additionally, fees from trust services and investment management business were up 9 percent from 2012, driven by strategic hires and client referrals from wealth management.

Noninterest expense declined 8 percent or $11.9 million to $128.7 million in 2013. The decrease in expenses in 2013 was largely attributable to a reduction of pension-related expenses resulting from the freeze of the pension plans on December 31, 2012 coupled with efficiency and headcount reductions from a year ago. Computer software expense increased $1.0 million to $3.7 million as the company continues to focus on technology-related investments to enhance product offering and become more efficient. Nearly all other categories of expenses declined from a year ago because of FHN’s continued focus on cost reductions throughout the organization.

Capital Markets

Pre-tax income in the capital markets segment decreased to $18.8 million in 2013 from $32.1 million in 2012, driven by a decline in fixed income sales revenue. Fixed income average daily revenue was $1.1 million during 2013 compared to $1.6 million in 2012 reflecting less favorable market conditions in 2013 relative to the prior year. Other product revenue increased to $8.7 million from $7.7 million in 2012. Noninterest expense was $61.7 million and $80.3 million in 2013 and 2012, respectively. The decline in noninterest expense is largely due to lower variable compensation expenses as a result of lower fixed income revenues in 2013.

Corporate

The pre-tax loss for the corporate segment was $17.5 million in 2013 compared to $18.4 million in 2012. The improvement from 2012 was the result of lower expenses in 2013 relative to the prior year, which more than offset a decline in revenue. Net interest expense was $7.7 million in 2013, an increase of $2.4 million from 2012 and primarily due to a lower-yielding securities portfolio.

Noninterest income (including securities gains) was $7.9 million in 2013 compared to $8.9 million in 2012. The decline in noninterest income is largely the result of a $1.5 million decline in deferred compensation income, which is primarily driven by changes in the market value of underlying investments, somewhat offset by a $.7 million increase in BOLI income as a result of higher policy benefits recognized during 2013. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is included in personnel expense.

Noninterest expense declined 21 percent, or $4.8 million to $17.6 million in 2013. The decrease in expense is due in part to a reduction in personnel expense and a $1.6 million decrease due to the runoff of tax credit investments in 2013. The decline in personnel related expenses is related to a decrease in deferred compensation expense, which is directionally consistent with the increase in deferred compensation income described above and a reduction in salary expense, partially offset by increased restructuring charges in 2013 relative to 2012.

Non-Strategic

The non-strategic segment’s pre-tax loss was $17.1 million in 2013 compared to $42.8 million in 2012 as a decline in expenses outpaced a reduction in revenues.

Total revenue in 2013 was $33.0 million compared to $51.3 million in 2012 with net interest income declining 19 percent to $20.2 million in 2013 from $24.9 million in the prior year. The decline in net interest income is primarily due to a 17 percent reduction in average loans from 2012. Provision expense within nonstrategic in 2013 reflects a slower pace of improvement from a year ago which more than offset lower net charge-offs. The allowance in 2013 includes an estimate for probable incurred loss associated with current second liens behind non FHN-serviced delinquent first liens and also an increase in reserves associated with troubled debt restructurings.

Noninterest income (including securities gains/losses) declined to $12.8 million in 2013 from $26.4 million in 2012 due to a decline in mortgage banking income. The change in mortgage banking income was primarily due to a $7.1 million decline in net hedging results attributable to more narrow spreads between mortgage and swap rates in 2013 relative to 2012 and a $5.1 million decrease in servicing fees. Servicing fees continue to decline with the reduction in the size of the mortgage servicing portfolio. Noninterest income in 2013 included a $2.4 million gain from a LOCOM reversal associated with a TRUP loan payoff and 2012 included a $2.3 million gain associated with the settlement of a legal matter.

Noninterest expense decreased $46.1 million to $32.6 million in 2013 from $78.7 million in 2012. The decrease in expense was primarily due to a decline in the repurchase and foreclosure provision from $49.3 million in 2012 to $0 in 2013, as well as a $2.4 million decline in losses on foreclosed property as the rate of decline in property values stabilized, or improved in some markets, which resulted in lower fair value adjustments from a year ago. These decreases were partially offset by a $5.2 million increase in loss accruals related to pending legal matters. Generally, most other expense categories continued to decline given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW—Comparison of first quarter 2013 to first quarter 2012

Total consolidated revenue decreased 15 percent to $317.8 million in 2013 from $374.4 million in 2012 primarily due to a decline in capital markets fixed income sales revenue, mortgage banking income, and net interest income.

NET INTEREST INCOME

Net interest income was $161.4 million in 2013, a 6 percent decline from $171.9 million in 2012. The decrease in NII was primarily attributable to run-off of the non-strategic loan portfolio and a lower yielding securities portfolio somewhat mitigated by improved deposit pricing. Average earning assets were $22.3 billion in both 2013 and 2012 as loan growth within the regional bank offset the run-off in the non-strategic portfolios.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin decreased to 2.95 percent in 2013 from 3.12 percent in 2012. The net interest spread was 2.81 percent in 2013 down 14 basis points from 2.95 in 2012 and the impact of free funding declined to 14 basis points from 17 basis points. The decline in net interest margin was primarily a result of lower reinvestment rates on investments and commercial loans, an increase in trading inventories, and run-off of the non-strategic loan portfolios partially offset by lower rates on interest bearing deposits.

Table 1— Net Interest Margin

	Three Months Ended March 31
	2013	2012
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.70%	3.90%
Retail loans	4.16	4.32

Total loans, net of unearned income	3.89	4.08

Loans held for sale	3.57	3.53
Investment securities:
U.S. treasuries	0.07	0.66
U.S. government agencies	2.63	3.39
States and municipalities	0.59	1.68
Other	4.30	4.33

Total investment securities	2.70	3.41

Capital markets securities inventory	2.41	2.80
Mortgage banking trading securities	11.19	9.96
Other earning assets:
Federal funds sold and securities purchased under agreements to resell	0.05	—
Interest bearing cash	0.23	0.22

Total other earning assets	0.13	0.12

Interest income / total earning assets	3.40%	3.65%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.27%	0.34%
Other interest-bearing deposits	0.13	0.19
Time deposits	1.70	2.06

Total interest-bearing core deposits	0.35	0.47
Certificates of deposit $100,000 and more	1.23	1.40

Federal funds purchased and securities sold under agreements to repurchase	0.24	0.25
Capital markets trading liabilities	1.66	1.65
Other short-term borrowings	0.21	0.31
Term borrowings	1.66	1.68

Interest expense / total interest-bearing liabilities	0.59	0.70

Net interest spread	2.81%	2.95%
Effect of interest-free sources used to fund earning assets	0.14	0.17

Net interest margin(a)	2.95%	3.12%

(a)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation—Table 24.

FHN’s net interest margin is expected to remain under pressure during 2013 as FHN expects interest rates to remain at historically low levels which will result in continued pressure on reinvestment yields in the loan and securities portfolios.

NONINTEREST INCOME

Noninterest income was 49 percent of total revenue in 2013 compared to 54 percent in 2012 as total noninterest income decreased to $156.4 million in 2013 from $202.4 million in 2012. The decrease primarily resulted from declines in capital markets fixed income sales revenue and mortgage banking income.

Capital Markets Noninterest Income

Capital markets noninterest income declined to $79.2 million in 2013 from $106.7 million in 2012. Revenue from fixed income sales was $68.0 million in 2013 compared to $99.1 million in 2012 reflecting less favorable market conditions in 2013. Revenue from other products increased to $11.2 million in 2013 from $7.6 million in 2012 driven by a $2.4 million gain from the reversal of a previously established LOCOM valuation adjustment associated with a TRUP loan payoff within the Non-strategic segment.

Table 2—Capital Markets Noninterest Income

	Three Months Ended March 31		Percent
(Dollars in thousands)	2013	2012	Change
Noninterest income:
Fixed income	$67,953	$99,112	(31)%
Other product revenue	11,210	7,631	47%

Total capital markets noninterest income	$79,163	$106,743	(26)%

Certain previously reported amounts have been reclassified to agree with current presentation.

Deposit Fee Income

Deposit transactions and cash management income declined 4 percent to $27.7 million in 2013 primarily due to a decline in NSF fee income due to a volume decline as a result of a decrease in small balance deposit accounts.

Mortgage Banking Noninterest Income

Mortgage banking income decreased to $9.4 million in 2013 from $23.3 million in 2012. Mortgage banking income is primarily comprised of servicing income related to legacy mortgage banking operations and fair value adjustments to the mortgage warehouse.

Servicing income, which includes fees for servicing mortgage loans, changes due to the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. Total servicing income was $8.8 million in 2013 compared to $20.8 million in 2012. Servicing fees were $12.1 million in 2013, a $5.1 million decrease from 2012 consistent with the mortgage servicing portfolio decline. Positive net hedging results decreased to $2.0 million in 2013 from $9.1 million in 2012 reflecting more narrow spreads between mortgage and swap rates in 2013. The negative impact attributable to runoff was $5.4 million and $5.5 million in 2013 and 2012, respectively. The mortgage warehouse valuation included $.3 million in fair value adjustments in 2013 compared to $1.6 million in 2012.

Table 3—Mortgage Banking Noninterest Income

	Three Months Ended March 31		Percent
	2013	2012	Change
Noninterest income (thousands):
Origination income	$362	$901	(60)%
Mortgage warehouse valuation	259	1,640	(84)%
Servicing income/(expense):
Servicing fees	12,145	17,202	(29)%
Change in MSR value—runoff	(5,375)	(5,498)	(2)%
Net hedging results	1,982	9,065	(78)%

Total servicing income	8,752	20,769	(58)%
Other	—	31	NM

Total mortgage banking noninterest income	$9,373	$23,341	(60)%

Mortgage banking statistics (millions):
Servicing portfolio—owned (first lien mortgage loans)(a)	$15,431	$20,011	(23)%

NM—not meaningful

(a)	Excludes foreclosed assets.

Other Noninterest Income

Brokerage, management fees and commissions was $9.3 million in 2013, up 10 percent from $8.5 million in 2012. Trust services and investment management income also increased in 2013 to $6.3 million, representing a 9 percent improvement from the prior year. The increase in brokerage, management fees and commissions was due in part to an increase in advisory fee income while the increase in fees from trust services and investment management business were driven by strategic hires and client referrals from wealth management. All other income and commissions decreased to $23.9 million in 2013 from $28.2 million in 2012. The $4.3 million decrease was primarily driven by a $2.3 million gain related to the settlement of a legal matter in 2012 and a $1.5 million decrease in deferred compensation income, which is primarily driven by changes in the market value of the underlying investments. The following table provides detail regarding FHN’s other income.

Table 4—Other Income

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Other income:
Bank owned life insurance	$5,472	$4,772
Bankcard income	4,882	5,615
Other service charges	3,086	3,293
ATM interchange fees	2,384	2,556
Deferred compensation	1,593	3,119
Electronic banking fees	1,562	1,706
Letter of credit fees	1,499	1,334
Other	3,457	5,821

Total	$23,935	$28,216

NONINTEREST EXPENSE

Total noninterest expense in 2013 decreased 25 percent to $240.5 million from $322.0 million in 2012. The decrease was primarily the result of no repurchase and foreclosure provision being recognized in 2013 and a 21 percent reduction in personnel expenses, partially offset by an increase in legal and professional fees and litigation-related expenses in 2013 relative to 2012.

Employee compensation, incentives, and benefits (personnel expense), generally the largest component of noninterest expense, declined $36.3 million to $139.2 million in 2013. The decrease in personnel expenses is primarily due to a decline in variable compensation associated with lower fixed income sales revenue and a $10.4 million reduction in pension costs resulting from the freeze of the pension plans on December 31, 2012. Additionally, efficiency and headcount reductions relative to a year ago resulted in lower personnel expenses in 2013.

In second quarter 2012, FHN revised its estimate of repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to the Federal National Mortgage Association (“FNMA”, “Fannie Mae”, or “Fannie”) and the Federal Home Loan Mortgage Corporation (“FHLMC”, “Freddie Mac”, or “Freddie”). (See the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 9 – Contingencies and Other Disclosures for additional details.) FHN recorded no repurchase and foreclosure provision expense in 2013 compared to $49.3 million in 2012.

Nearly all expense categories remained relatively flat or declined in 2013 except for Legal and Professional fees, All other expense, Occupancy, and Computer software expense. Legal and professional fees increased $5.1 million to $11.2 million in 2013 driven by an increase in costs related to litigation matters. Additionally, legal fees in 2012 were reduced by a $2.5 million reimbursement for legal costs associated with the settlement of a litigation matter. Occupancy and Computer software expense both increased 6 percent in 2013 to $12.8 million and $10.1 million, respectively. The increase in occupancy expense in 2013 was the result of a decline in sublease income and Computer software expense increased in 2013 due to continued focus on investments in technology.

Contract employment expense declined $2.1 million to $9.0 million in 2013 due to lower sub-servicing costs as a result of volume reductions consistent with the run-off of the non-strategic portfolios and completion of various technology-related projects. Expenses associated with foreclosed assets declined $2.7 million to $1.4 million in 2013 due to the decline in negative valuation adjustments and lower property preservation costs consistent with the decline in balance of foreclosed real estate. Other expenses declined in 2013 as a result of continued cost reductions throughout the organization and wind-down of non-strategic businesses.

All other expenses increased to $28.5 million in 2013 from $24.5 million in 2012 primarily due to a $5.0 million increase in loss accruals related to pending legal matters, and was partially offset by a $1.6 million decrease due to the runoff of tax credit investments in 2013. The following table provides detail regarding FHN’s other expense.

Table 5—Other Expense

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Other expense:
Litigation and regulatory matters	$5,170	$153
Advertising and public relations	3,947	4,250
Other insurance and taxes	3,046	3,199
Tax credit investments	2,972	4,608
Travel and entertainment	1,848	1,864
Customer relations	1,278	855
Employee training and dues	1,254	1,092
Supplies	1,055	1,033
Bank examination costs	828	799
Loan insurance expense	540	589
Federal services fees	282	321
Other	6,327	5,703

Total	$28,547	$24,466

INCOME TAXES

The effective tax rate for first quarter 2013 was 29 percent compared to 24 percent in first quarter 2012. In 2013 and 2012, there were several items which positively affected the effective tax rate. Tax expense was reduced by $6.2 million and $6.9 million in 2013 and 2012, respectively, from permanent tax benefits primarily related to tax credit investments, life insurance, and tax exempt interest.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2013, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $418.3 million and $166.9 million, respectively, resulting in a net DTA of $251.4 million at March 31, 2013 compared with $154.0 million at March 31, 2012.

In order to support the recognition of the DTA, FHN’s management must conclude that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial operations. Realization is dependent on generating sufficient taxable income prior to the expiration of the carryforwards attributable to the DTA. In projecting future taxable income, FHN incorporates assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business.

As of March 31, 2013, FHN had federal income tax net operating loss (“NOL”) and tax credit carryforwards and state income tax NOL carryforwards, which will expire in varying amounts between 2029 and 2033 and federal capital loss carryforwards, which will expire in 2017. FHN established a valuation allowance of $12.6 million against its state NOL carryfowards and $56.8 million against its capital loss carryforwards as of March 31, 2013, compared to a valuation allowance of $6.7 million against its state NOL carryforwards as of March 31, 2012. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred income tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Changes in tax laws and rates could also affect recorded DTAs and DTLs in the future. Management is not aware of the enactment of any such changes that would have a material effect on the company’s results of operations, cash flows or financial position.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

FHN continues to refine its business mix in order to focus on higher-return core businesses and explore opportunities to reduce operating costs. The net charge from restructuring, repositioning, and efficiency activities was $.5 million in first quarter 2013 compared to a net credit of $.2 million in first quarter 2012. Components of the 2013 charge primarily relate to severance and other adjustments associated with FHN’s voluntary separation program as well as a gain associated with the final settlement of Msavers. There were no individually significant expenses recognized during first quarter 2012.

Charges related to restructuring, repositioning, and efficiency initiatives for the three months ended March 31, 2013 and 2012 are presented in the following table based on the income statement line item affected. See Note 17—Restructuring, Repositioning, and Efficiency for additional information.

Table 6—Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Noninterest income:
Gain on divestiture	$—	$200

Total noninterest income/(loss)	—	200

Noninterest expense:
Employee compensation, incentives, and benefits	819	(152)
Occupancy	438	44
Legal and professional fees	—	15
All other expense	—	5

Total noninterest expense	1,257	(88)

Income/(loss) before income taxes	(1,257)	288
Income/(loss) from discontinued operations	735	(96)

Net impact resulting from restructuring, repositioning, and efficiency initiatives	$(522)	$192

STATEMENT OF CONDITION REVIEW—(Comparison of first quarter 2013 to first quarter 2012)

Total period-end assets were $25.2 billion on March 31, 2013, compared to $25.7 billion on March 31, 2012. Average assets decreased to $25.1 billion in 2013 from $25.2 billion in 2012. The decline in average assets is largely attributable to declines in interest-bearing cash and other assets, partially offset by increases in loans, net of the allowance for loan losses, and securities purchased under agreements to resell. The period-end assets decline was due to decreases in interest bearing cash, other assets, and investment securities, somewhat offset by increases in trading securities and securities purchased under agreements to resell.

EARNING ASSETS

Earning assets consist of loans, loans HFS, investment securities, and other earning assets. Earning assets averaged $22.3 billion in both 2013 and 2012. A more detailed discussion of the major line items follows.

Loans

Period-end loans declined 1 percent to $15.9 billion in 2013 from $16.0 billion in 2012 as continued run-off of the non-strategic portfolios outpaced loan growth within the regional bank. Average loans increased slightly to $16.1 billion in 2013 from $16.0 billion in 2012.

Table 7—Average Loans

	Three Months Ended March 31
(Dollars in thousands)	2013	Percent of Total	Percent Change	2012	Percent of Total
Commercial:
Commercial, financial, and industrial	$8,199,249	51%	6%	$7,709,856	48%
Commercial real estate:
Income CRE	1,105,669	7	(12)	1,255,713	8
Residential CRE	55,798	*	(50)	111,823	1

Total commercial	9,360,716	58	3	9,077,392	57

Retail:
Consumer real estate (a)	5,644,275	35	(4)	5,874,049	36
Permanent mortgage (b)	801,000	5	(1)	810,701	5
Credit card, OTC and other	291,221	2	4	279,150	2

Total retail	6,736,496	42	(3)	6,963,900	43

Total loans, net of unearned	$16,097,212	100%	*	$16,041,292	100%

*	Amount is less than one percent.
(a)	Balances as of March 31, 2013 and 2012 include $398.9 million and $583.4 million of restricted and secured real estate loans, respectively.
(b)	Balances as of March 31, 2013 and 2012 include $13.1 million and $39.5 million of restricted and secured real estate loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 88 percent of total commercial loans in 2013 compared to 85 percent in 2012. The increase in average C&I loans was primarily driven by growth in corporate lending and loans to mortgage companies. Commercial real estate loans declined $.2 billion in 2013 to $1.2 billion as the commercial real estate market remains soft and the non-strategic components continue to wind down.

Total retail loans declined 3 percent, or $227.4 million, to $6.7 billion in 2013. The consumer real estate portfolio (home equity lines and installment loans) declined $229.8 million, to $5.6 billion as continued wind-down of portfolios within the non-strategic segment outpaced growth in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $9.7 million to $801.0 million in 2013 as runoff was largely mitigated by loans added to this portfolio due to the exercise of clean-up calls related to off-balance sheet securitization trusts in first quarter 2013 and third quarter 2012. Credit Card, OTC, and Other increased $12.1 million to $291.2 million in 2013.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Investment securities averaged $3.1 billion in 2013 and 2012 and represented 14 percent of earning assets in both 2013 and 2012. Investment securities were $3.2 billion on March 31, 2013, down 3 percent from $3.3 billion on March 31, 2012. The amount of securities purchased for the investment portfolio is largely driven by the desire to maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment. See Note 2 – Investment Securities for additional detail.

Loans Held-for-Sale (“HFS”)

Loans HFS consists of the mortgage warehouse, student, small business, and home equity loans. The average balance of loans HFS decreased $31.8 million from 2012 and averaged $392.3 million in 2013. The decrease in average loans was primarily attributable to sales of small business loans throughout the year partially offset by a larger mortgage warehouse from GSE repurchase activity. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business and mortgage loans repurchased pursuant to requests from investors (primarily GSEs), averaged $357.9 million in 2013 compared to $323.0 million in 2012, and comprised over 90 percent of loans HFS in 2013.

Other Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.8 billion in 2013 and 2012 as a $167.4 million decrease in interest-bearing cash, was partially offset by a $134.0 million increase in securities purchased under agreements to resell (“asset repos”) and a $31.6 million increase in capital markets securities inventory. The decrease in interest-bearing cash was largely because of deposit run-off combined with higher balances of loans to mortgage companies from a year ago. Asset repos used in Capital Markets fixed income trading activity are directionally correlated with the level of Capital Markets trading liabilities (short-positions).

Average other operating assets declined 9 percent, or $196.0 million, to $1.9 billion in 2013 due to decreases in net tax receivables, servicing advances, and prepaid assets.

Core Deposits

Average core deposits remained relatively flat at $15.7 billion in 2013. Core deposits on March 31, 2013, were $15.7 billion, a 3 percent, or $546.1 million decline, from $16.2 billion on March 31, 2012. The decrease in core deposits was primarily driven by a 10 percent decline in noninterest-bearing deposits due to the expiration of unlimited FDIC coverage for non-interest bearing accounts under the Transaction Account Guarantee (“TAG”) which expired on December 31, 2012. The loss of this coverage resulted in a shift of customer deposits to interest-bearing accounts and securities sold under agreements to repurchase where they would be collateralized, as well as a decline in the number of accounts.

Short-Term Funds

Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) increased $82.9 million to $3.3 billion on March 31, 2013. This increase was the result of an increase in trading liabilities as well as an increase in securities sold under agreements to repurchase as customers shifted deposits previously held in noninterest bearing accounts due to the expiration of unlimited FDIC coverage under the TAG program. Average short-term funds increased $97.6 million to $3.6 billion in 2013. The average balance of securities sold under agreements to repurchase increased $251.1 million to $572.7 million in 2013. Average FFP, which currently is composed primarily of funds from correspondent banks, was $1.5 billion in 2013 compared to $1.7 billion in 2012. FFP fluctuates depending on the amount of excess funding of correspondents and also the impact of FHN’s excess Fed deposits. Certificates of deposit (“CDs”) greater than $100,000 declined $143.5 million to $516.8 million in 2013 primarily due to a decline in jumbo public fund and corporate CDs. On average, short-term purchased funds accounted for 17 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2013 compared to 16 percent in 2012.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Average term borrowings decreased 10 percent, or $236.0 million, and averaged $2.2 billion in 2013. The decrease in average term borrowings primarily relates to a decline in borrowings secured by residential real estate loans from the exercise of cleanup calls resulting in the collapse of securitization trusts and payoff of the associated term borrowings and also due to regular principal pay downs.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average and period-end equity were $2.6 billion in 2013 compared to $2.7 billion in 2012. The decline in equity is largely driven by the repurchase of shares under the share repurchase program mentioned below, net losses since first quarter 2012, and a decline in unrealized gains associated with the AFS securities portfolio within accumulated other comprehensive income, partially offset by proceeds from the first quarter 2013 issuance of $100 million of Series A non-cumulative perpetual preferred stock (approximately $96 million net of offering costs).

In fourth quarter 2011, FHN launched a share repurchase program which enabled FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to market conditions. As of March 31, 2013, this program authorizes total purchases of up to $300 million. Since inception through March 31, 2013, FHN has repurchased $205.1 million of common shares under this program. In May 2013 FHN entered into a prepaid share repurchase arrangement under the 2011 program in the amount of $40 million, subject to customary conditions. The final number of shares purchased under the arrangement will depend in large part upon FHN’s stock price during the arrangement’s operation, as will the duration of the arrangement. FHN expects the arrangement to be active for approximately one to three months.

The following table provides a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to Tier 1 and Total Regulatory Capital and certain selected capital ratios:

Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	March 31, 2013	March 31, 2012	December 31, 2012
Shareholder’s equity	$2,304,470	$2,379,008	$2,214,041
Regulatory adjustments:
Goodwill and other intangibles	(127,086)	(135,227)	(128,639)
Net unrealized (gains)/losses on AFS securities	(48,591)	(67,077)	(55,250)
Minimum pension liability	200,230	191,690	201,593
Noncontrolling interest—FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	200,000	200,000
Disallowed servicing assets	(7,214)	(9,861)	(7,638)
Disallowed deferred tax assets	(77,629)	(11,812)	(77,714)
Other	(438)	(473)	(433)

Tier 1 capital	$2,738,558	$2,841,064	$2,640,776
Tier 2 capital	511,340	687,530	571,232

Total regulatory capital	$3,249,898	$3,528,594	$3,212,008

	March 31, 2013		March 31, 2012		December 31, 2012
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	13.54%	$2,738,558	14.36%	$2,841,064	13.10%	$2,640,776
First Tennessee Bank National Association(a)	14.95	2,994,963	16.81	3,290,385	15.64	3,122,204
Total
First Horizon National Corporation	16.06	3,249,898	17.84	3,528,594	15.94	3,212,008
First Tennessee Bank National Association(a)	17.49	3,503,895	20.21	3,955,258	18.49	3,691,056
Tier 1 Common(b)
First Horizon National Corporation	10.62	2,148,118	11.86	2,346,248	10.65	2,145,960

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 14.46 percent and 16.12 percent, respectively, at March 31, 2013.
(b)	Refer to the Non-GAAP to GAAP Reconciliation – Table 24.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of March 31, 2013, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Capital ratios declined in 2013 relative to 2012, as the positive impact of the preferred stock issuance was more than offset by the impacts of share repurchases and the adoption of the revised Market Risk Capital Rules which required FHN to change the methodology for calculating the risk-weighted assets related to trading assets. Through 2013, capital ratios are expected to remain strong and significantly above current well-capitalized standards. Refer to the discussion of proposed rules that will impact capital ratios for the industry in the Market Uncertainties and Prospective Trends section of MD&A.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during first quarter 2013:

Table 9—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2013
January 1 to January 31	47	$10.00	47	33,995
February 1 to February 28	93	10.44	93	33,902
March 1 to March 31	100	10.86	100	33,802

Total	240	$10.53	240

Compensation Plan Programs:

•

A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment announced on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On March 31, 2013, the maximum number of shares that may yet be purchased under the program was 33.8 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2013.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share(a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2013
January 1 to January 31	215	$10.14	215	$122,706
February 1 to February 28	1,704	10.53	1,704	$104,767
March 1 to March 31	911	10.81	911	$94,914

Total	2,830	$10.59	2,830

(a)	Represents total costs including commissions paid. Average price paid per share for the quarter was $10.57 excluding commissions.

Other Programs:

•

On October 17, 2011, FHN announced a $100 million share purchase authority that would expire on August 31, 2012. As of March 31, 2013, the share purchase authority had been increased to $300 million and the expiration had been extended to January 31, 2014. As of March 31, 2013, $205.1 million in purchases had been made under this authority at an average price per share of $8.83, $8.81 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. In second quarter 2013 FHN entered into a prepaid share repurchase arrangement under this program in the amount of $40 million, subject to customary conditions.

ASSET QUALITY—Trend Analysis of first quarter 2013 to first quarter 2012

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate. Retail loans are composed of consumer real estate; permanent mortgage; and credit card and other. Key asset quality metrics for each of these portfolios can be found in Table 12 – Asset Quality by Portfolio.

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s 2012 Annual Report on Form 10-K in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 27 and continuing to page 35. There were no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings in first quarter 2013.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $8.1 billion on March 31, 2013, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. Table 10 provides the composition of the C&I portfolio by industry as of March 31, 2013 and 2012. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10—C&I Loan Portfolio by Industry

	March 31, 2013		March 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$1,554,973	19%	$1,502,240	20%
Loans to mortgage companies	1,130,079	14	1,070,581	14
Manufacturing	746,447	9	632,144	8
Healthcare	714,714	9	617,055	8
Wholesale trade	643,104	8	674,632	9
Retail trade	438,045	5	459,950	6
Real estate rental & leasing (a)	402,528	5	411,585	5
Other (transportation, education, arts, entertainment, etc) (b)	2,461,296	31	2,336,966	30

Total C&I loan portfolio	$8,091,186	100%	$7,705,153	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent.

Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. As of March 31, 2013, balances of loans to mortgage companies were 14 percent of the C&I portfolio and includes volumes related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates, includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates. Finance and insurance, the other large component, represents 19 percent of the C&I portfolio. As a result, nearly 33 percent of the C&I category was sensitive to impacts on the financial services industry.

Finance and Insurance

The finance and insurance component of the C&I portfolio, which includes bank-related loans and TRUPs (i.e., long term unsecured loans to bank and insurance-related businesses), has been stressed but has seen the stronger borrowers stabilize as there have been upgrades within the TRUPs and bank stock portfolio. This category also includes approximately $603 million of asset-based lending to consumer financing companies.

TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2013, six TRUPs relationships have elected interest deferral, down from ten in 2012. Since first quarter 2012, three TRUPs relationships came off deferral and were returned to accrual status. Additionally, one TRUP that was on interest deferral was sold in first quarter 2013. The risk of individual trust preferred loan default is somewhat mitigated by diversification within the trust preferred loan portfolio. The average size of a trust preferred loan is approximately $9 million.

As of March 31, 2013, the UPB of trust preferred loans totaled $418.4 million ($262.2 million of bank TRUPs and $156.2 million of insurance TRUPs) with the UPB of other bank-related loans totaling $97.0 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPs of $30.9 million, total reserves (ALLL plus the LOCOM) for TRUPs and other bank-related loans were $48.1 million or 9 percent of outstanding UPB.

C&I Asset Quality Trends

During 2013, performance of the C&I portfolio continued to improve with a positive shift in the risk rating assignments and lower loss rates as commercial borrowers continue to adapt to the current operating environment. As a result, the ALLL declined $33.5 million to $86.1 million as of March 31, 2013. The allowance as a percentage of period-end loans declined to 1.06 percent in 2013 from 1.55 percent in 2012. The decline was related to a lower ALLL and an increase in C&I loans in 2013. Net charge-offs as a percentage of average loans increased to 0.10 percent from 0.08 percent. Nonperforming C&I loans decreased $40.9 million to $113.2 million on March 31, 2013, mainly due to the sale of a TRUP loan amounting to $6.6 million (including LOCOM) and 3 TRUPs amounting to $21 million (including LOCOM) that returned to accrual status in 2012. The nonperforming loan (“NPL”) ratio decreased to 1.40 percent in 2013 from 2.00 percent in 2012.

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

Income CRE

The income CRE portfolio was $1.1 billion on March 31, 2013. Subcategories of income CRE consist of retail (24 percent), apartments (23 percent), office (16 percent), industrial (15 percent), hospitality (8 percent), land/land development (6 percent), and other (8 percent). A substantial portion of the income CRE portfolio was originated through and continues to be managed by the regional bank. The income CRE portfolio showed improvement as property stabilization and strong sponsors have positively affected performance. FHN does not capitalize interest or fund interest on distressed properties.

Income CRE Asset Quality Trends

Performance of income CRE loans improved in first quarter 2013 as market conditions improved and sponsors and guarantors provided additional financial support to borrowers as needed. Allowance as a percentage of loans decreased to 1.11 percent in 2013 from 2.64 percent in 2012. Outstanding balances declined 15 percent from first quarter 2012 and the level of allowance declined $21.2 million from 2012 to $11.8 million in first quarter 2013. Net charge-offs declined to $1.0 million in 2013 from $7.5 million in 2012. The level of nonperforming loans decreased 61 percent to $26.9 million as of March 31, 2013, or 2.53 percent of total income CRE loans. The decline in nonperforming loans is primarily attributable to the regional banking portion of the portfolio.

Residential CRE

The residential CRE portfolio was $53.3 million on March 31, 2013. Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle.

The limited amount of new originations within the regional banking footprint and runoff, combined with the wind-down of the non-strategic portion of this portfolio, directly impacts the amount of net charge-offs and nonperforming loans and the level of the allowance. Balances of residential CRE loans declined 47 percent from a year ago. Net charge-offs were not material in either period. The ALLL declined $9.7 million to $3.4 million as of March 31, 2013, and nonperforming loans decreased $32.0 million to $11.7 million as of March 31, 2013. The ALLL to loans ratio and the nonperforming loans ratio remained elevated at 6.36 percent and 21.98 percent, respectively, but declined compared to 2012, due to a large relationship that returned to accrual status in third quarter 2012. These metrics will remain skewed until the portfolio entirely winds down or until FHN actively originates this product and balances noticeably increase.

RETAIL LOAN PORTFOLIOS

Regulatory Focus on Consumer Loan Accounting and Reporting

In first quarter 2012, the OCC issued interagency guidance related to ALLL estimation and nonaccrual practices, and risk management policies related to junior lien loans. As a result, FHN modified its nonaccrual policies to place current second liens on nonaccrual if the first lien is owned or serviced by FHN and that first lien is 90 or more days past due. Additionally, FHN enhanced its ALLL methodology to qualitatively estimate probable incurred losses for all current second liens that are behind first liens with performance issues for which FHN does not own or service the first lien. During 2012 and continuing into 2013, FHN has been and is evaluating data provided by third parties, including vendors, on first liens not owned or serviced by FHN to determine if it may be reasonably relied upon in order to predict performance of the associated second liens. FHN is working to have a vendor selected in the first half of 2013. Therefore, methodologies, policies, and practices related to the ALLL and/or nonaccrual accounting and reporting may be revised in the future to incorporate usage of such data if deemed predictive of loan performance. It is possible that if FHN determines that third party data may reasonably be relied upon, future additions to NPLs may be material.

Additionally, in third quarter 2012, the OCC clarified that residential real estate loans in which personal liability has been discharged through bankruptcy and not reaffirmed by the borrower are collateral dependent and should be reported as nonaccruing TDRs . As a result, FHN charged-down such loans to the net realizable value of the collateral and the remaining balances were reported as nonaccruing TDRs regardless of the loan’s delinquency status. The level of nonperforming loans and TDRs in the consumer real estate and permanent mortgage portfolios were affected by these regulatory actions as of March 31, 2013 relative to March 31, 2012.

Because of the composition of FHN’s residential real estate portfolios, these changes most significantly impacted the consumer real estate portfolio segment.

Consumer Real Estate

The consumer real estate portfolio was $5.6 billion on March 31, 2013, and is primarily composed of home equity lines and installment loans including restricted and secured balances (loans consolidated per amendments to ASC 810 and on-balance sheet securitizations). The largest geographical concentrations of balances as of March 31, 2013, are in Tennessee (51 percent) and California (11 percent) with no other state representing greater than 3 percent of the portfolio. At origination, approximately 46 percent of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 742 and refreshed FICO scores averaged 733 as of March 31, 2013. Generally, performance of this portfolio is affected by life events when individuals have been impacted, the level of unemployment, and home prices.

HELOCs comprise $3.1 billion of the consumer real estate portfolio. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of March 31, 2013, approximately 80 percent of FHN’s HELOCs are in the draw period. Based on when draw periods are scheduled to end per the line agreement, it is expected that $1.7 billion, or 70 percent of HELOCs currently in the draw period will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after about a year in the repayment period, such loans have tended to perform like the reminder of the portfolio. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11—HELOC Draw To Repayment Schedule

	March 31, 2013
(Dollars in thousands)	Repayment Amount	Percent
Months remaining in draw period:
0-12	$202,173	8%
13-24	326,231	13%
25-36	442,050	18%
37-48	331,498	14%
49-60	414,132	17%
>60	725,063	30%

Total	$2,441,147	100%

As of March 31, 2013, approximately $3 billion or 53 percent of the consumer real estate portfolio are stand alone second lien loans. FHN owns or services less than 5 percent of the first liens that are senior to these home equity second liens. Historically, FHN sold a majority of the first lien mortgage loans that it originated on a servicing-retained basis. However since August 2008, FHN has sold a significant portion of its first lien servicing portfolio and therefore has no first-hand visibility into the performance status of a majority of the first liens associated with second liens in the consumer real estate portfolio. FHN does not have a reliable methodology to actively monitor the performance status of the first liens that are serviced by others. FHN obtains first lien performance information through loss mitigation activities and beginning in first quarter 2013, FHN began placing its stand-alone second liens on nonaccrual if it is discovered through this process that there are performance issues with the first liens. For FHN’s current second liens that are behind firsts that FHN either owns or services, FHN places the second lien on nonaccrual if the first lien is 90 days or more past due.

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in first quarter 2013 when compared with 2012 as the higher-risk non-strategic portfolio runs off and is replaced by new, higher-quality originations within the regional bank. However the implementation of regulatory changes in 2012 somewhat offset improvement in certain asset quality metrics. The ALLL declined $10.2 million to $131.4 million in 2013 driven by lower delinquencies and run-off of the higher risk non-strategic component of the portfolio. The allowance as a percentage of loans decreased 7 basis points to 2.35 percent of loans as of March 31, 2013. The nonperforming loan balance was $67.9 million and $45.0 million as of March 31, 2013 and 2012, respectively. The balance of nonperforming loans as of March 31, 2013, includes $34.3 million of discharged bankruptcies. Loans delinquent 30 or more days and still accruing were 1.21 percent in first quarter 2013 compared to 1.52 percent in 2012 primarily due to runoff of the non-strategic segment and new originations within the bank to strong borrowers, loss mitigation activities and improved overall performance. The net charge-offs ratio decreased 72 basis points to 1.33 percent of average loans.

Permanent Mortgage

The permanent mortgage portfolio was $.8 billion on March 31, 2013. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. 25 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse. Overall, recent performance has been affected by strong servicing and successful modification programs.

The ALLL decreased $7.1 million from 2012 to $25.4 million as of March 31, 2013. Troubled debt restructuring (“TDR”) reserves comprise a significant majority of the ALLL for the permanent mortgage portfolio and these reserves increased by $5.5 million from a year ago. The impact of improved performance from the non-TDR component of the portfolio more than offset the increase in the TDR reserves. Delinquencies were relatively flat in 2013 from 2012 and net charge-offs decreased $.9 million to $3.2 million during 2013.

In first quarter 2013 and third quarter 2012, FHN exercised cleanup calls related to first lien securitizations resulting in the addition of mortgage loans to this portfolio, substantially all of which were performing upon exercise. Natural run-off combined with the impact of the exercise of cleanup calls resulted in a net increase in portfolio balances of $4.6 million from 2012. NPLs decreased $2.1 million to $34.6 million in 2013.

Credit Card and Other

The credit card and other portfolios were $.3 billion on March 31, 2013, and primarily include credit card receivables, automobile loans, and to a lesser extent OTC construction loans and other consumer-related credits. FHN may originate other non-real estate secured consumer loans under a stated-income program for certain smaller size and lower risk transactions. In 2013, FHN charged-off $2.3 million of credit card and other consumer loans compared with $1.5 million during 2012. The allowance increased $.9 million to $7.1 million as of March 31, 2013. Loans 30 days or more delinquent decreased from 1.26 percent in 2012 to 1.25 percent in 2013.

Loan Portfolio Concentrations

FHN has a concentration of loans secured by residential real estate (41 percent of total loans), the majority of which is in the consumer real estate portfolio (35 percent of total loans). FHN had loans to mortgage companies totaling $1.1 billion (14 percent of the C&I portfolio, or 7 percent of total loans) as of March 31, 2013. Additionally, FHN had a sizeable portfolio of bank-related loans, including TRUPs totaling $515.4 million (6 percent of the C&I portfolio, or 3 percent of total loans).

Except as previously discussed, on March 31, 2013, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

The following table provides additional asset quality data by loan portfolio:

Table 12—Asset Quality by Portfolio

	March 31
	2013		2012
Key Portfolio Details
C&I
Period-end loans ($ millions)	$8,091		$7,705
30+ Delinq. % (a)	0.17%		0.39%
NPL %	1.40		2.00
Charge-offs % (qtr. annualized)	0.10		0.08
Allowance / loans %	1.06		1.55
Allowance / charge-offs (b)	10.94	x	19.06	x
Income CRE
Period-end loans ($ millions)	$1,063		$1,247
30+ Delinq. % (a)	0.44%		0.73%
NPL %	2.53		5.59
Charge-offs % (qtr. annualized)	0.37		2.41
Allowance / loans %	1.11		2.64
Allowance / charge-offs	2.88	x	1.09	x
Residential CRE
Period-end loans ($ millions)	$54		$100
30+ Delinq. % (a)	—%		1.06%
NPL % (c)	21.98		43.77
Charge-offs % (qtr. annualized)	NM		5.70
Allowance / loans % (c)	6.36		13.11
Allowance / charge-offs	NM		2.06	x
Consumer Real Estate
Period-end loans ($ millions) (Restricted and secured real estate—$386.4 million) (d)	$5,590		$5,859
30+ Delinq. % (a)	1.21%		1.52%
NPL % (e)	1.21		0.77
Charge-offs % (qtr. annualized)	1.33		2.05
Allowance / loans %	2.35		2.42
Allowance / charge-offs	1.75	x	1.17	x
Permanent Mortgage
Period-end loans ($ millions) (Restricted and secured real estate—$13.0 million) (d)	$793		$789
30+ Delinq. % (a)	2.16%		2.20%
NPL %	4.37		4.65
Charge-offs % (qtr. annualized)	1.64		2.04
Allowance / loans %	3.21		4.13
Allowance / charge-offs	1.93	x	1.97	x
Credit Card and Other
Period-end loans ($ millions)	$299		$271
30+ Delinq. % (a)	1.25%		1.26%
NPL %	0.57		0.79
Charge-offs % (qtr. annualized)	3.25		2.22
Allowance / loans %	2.38		2.27
Allowance / charge-offs	0.75	x	0.99	x

Certain previously reported amounts have been reclassified to agree with current presentation.

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	1Q12 includes recoveries of $4.8 million.
(c)	1Q13 decline affected by a large relationship that was upgraded to accrual status in 3Q12.
(d)	Restricted and secured loan balances parenthetically presented are as of March 31, 2013.
(e)	1Q13 NPL levels affected by placing discharged bankruptcies on nonaccrual in 2012.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 23 percent to $265.2 million on March 31, 2013, from $346.0 million on March 31, 2012. Continued aggregate improvement in borrowers’ financial conditions in 2013 contributed to the decline in the ALLL from a year ago. Overall the portfolio composition has changed as more than $725 million of non-strategic balances have been reduced while the regional bank loan portfolio grew year over year driven by loans to mortgage companies, corporate lending, and consumer real estate installment loans. As loans with higher levels of probable incurred loss content have been removed from the portfolio, the allowance estimate results in lower required reserves. Additionally, the remaining portfolio has improved as commercial problem loan borrowers continue to adapt to the operating environment, FHN has been proactively identifying and working with problem borrowers, and there was modest improvement in economic conditions in the first quarter of 2013. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.67 percent on March 31, 2013, from 2.17 percent on March 31, 2012. The allowance attributable to individually impaired loans was $78.9 million compared to $86.4 million on March 31, 2013 and 2012, respectively.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses increased to $15.0 million in 2013 from $8.0 million in 2012.

FHN expects asset quality trends to be relatively stable to slightly improving in 2013; that expectation depends upon a continued economic recovery, among other things, which may or may not occur. The C&I portfolio is expected to continue to show positive trends but the rate of improvement will likely continue to slow in 2013 and short-term volatility is possible. The income CRE portfolio also continues to improve as FHN has observed property values stabilizing and guarantors have demonstrated willingness and improved capacity to support borrowers. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to wind down and will have less of an impact on the overall credit metrics in the future in comparison to prior periods. Continued improvement in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends and strength of the housing market. Additionally, certain asset quality ratios are likely to be impacted in 2013 as FHN continues to evaluate alternatives for obtaining performance data from third parties on first liens serviced by others related to FHN’s stand-alone second liens.

Consolidated Net Charge-offs

Net charge-offs were $26.7 million in 2013 compared with $46.3 million in 2012. The ALLL was 2.45 times net charge-offs for 2013 compared with 1.86 times net charge-offs for 2012 and the net charge-offs to average loans ratio decreased from 1.16 percent in 2012 to 0.67 percent in 2013 due to a 42 percent decline in net charge-offs. Net charge-offs for most of the portfolios declined in 2013 and were primarily attributable to improved performance of the loan portfolio and continued reduction of the non-strategic portfolios.

Commercial loan net charge-offs were $2.7 million in 2013 compared to $10.7 million due to the decline in CRE net charge-offs. Year-over-year, C&I net charge-offs were relatively flat.

Improvement of the retail portfolios contributed to an $11.6 million decline in consolidated net charge-offs. Net charge-offs of consumer real estate loans declined $11.5 million to $18.5 million in first quarter 2013, with the majority attributable to the non-strategic segment. Permanent mortgage net charge-offs declined $.9 million and credit card and other net charge-offs increased $.8 million from a year ago.

The following table provides consolidated asset quality information for the three months ended March 31, 2013 and 2012:

Table 13—Asset Quality Information

	Three Months Ended March 31
(Dollars in thousands)	2013		2012
Allowance for loan losses:
Beginning balance on January 1	$276,963		$384,351
Provision for loan losses	15,000		8,000
Charge-offs	(36,100)		(57,083)
Recoveries	9,355		10,748

Ending balance on March 31 (Restricted—$3.7 million on March 31, 2013 and $10.4 million on March 31, 2012)	$265,218		$346,016

Reserve for remaining unfunded commitments	3,439		5,358
Total allowance for loan losses and reserve for unfunded commitments	$268,657		$351,374

	As of March 31
	2013		2012
Nonperforming Assets by Segment
Regional Banking:
Nonperforming loans	$124,824		$192,560
Foreclosed real estate (a)	13,142		18,047

Total Regional Banking	137,966		210,607

Non-Strategic:
Nonperforming loans	129,240		158,580
Nonperforming loans held-for-sale before fair value adjustment (b)	129,730		100,841
Foreclosed real estate (a)	19,513		41,085

Total Non-Strategic	278,483		300,506

Corporate:
Nonperforming loans	1,936		207

Total Corporate	1,936		207

Total nonperforming assets	$418,385		$511,320

Loans and commitments:
Total period-end loans, net of unearned income (Restricted—$.1 billion on March 31, 2013 and $ .2 billion on March 31, 2012)	$15,889,670		$15,971,330
Less: Insured retail residential and construction loans (c)	(32,186)		(78,909)

Loans excluding insured loans	$15,857,484		$15,892,421
Foreclosed real estate from government insured mortgages	22,017		19,815
Potential problem assets (d)	439,978		674,610
Loans 30 to 89 days past due	66,925		109,038
Loans 90 days past due	39,718		41,338
Loans 90 days past due—guaranteed portion (e)	393		137
Loans held-for-sale 30 to 89 days past due	11,733		10,978
Loans held-for-sale 30 to 89 days past due—guaranteed portion (e)	5,764		7,171
Loans held-for-sale 90 days past due	47,459		51,806
Loans held-for-sale 90 days past due—guaranteed portion (e)	39,725		39,870
Remaining unfunded commitments (millions)	8,487		7,717
Average loans, net of unearned (Restricted—$.1 billion on March 31, 2013 and $ .2 billion on March 31, 2012)	$16,097,212		$16,041,292

Allowance and net charge-off ratios
Allowance to total loans	1.67%		2.17%
Allowance to nonperforming loans in the loan portfolio	1.04	x	0.98	x
Allowance to loans excluding insured loans	1.67%		2.18%
Allowance to annualized net charge-offs	2.45	x	1.86	x
Nonperforming assets to loans and foreclosed real estate (f)	1.81%		2.56%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.61%		2.20%
Total annualized net charge-offs to average loans (g)	0.67%		1.16%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes foreclosed real estate from government-insured mortgages.
(b)	The average negative fair value mark taken in 1Q13 was approximately 53% of unpaid principal balance.
(c)	Whole-loan insurance has been obtained on certain retail residential and construction loans.
(d)	Includes past due loans.
(e)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(f)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(g)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where loan payments are received including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and current second liens behind FHN-serviced first liens with performance issues. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”). Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.

Total nonperforming assets (including NPLs HFS) decreased to $418.4 million on March 31, 2013, from $511.3 million on March 31, 2012. Nonperforming assets (excluding NPLs HFS) decreased to $288.7 million on March 31, 2013, from $410.5 million on March 31, 2012. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to 1.81 percent in 2013 from 2.56 percent in 2012 due to a 30 percent decline in portfolio nonperforming assets. Portfolio nonperforming loans declined $95.3 million to $256.0 million on March 31, 2013, largely driven by improvement in the commercial portfolios.

Nonperforming C&I loans decreased to $113.2 million in 2013 from $154.1 million in 2012 which included the impact of three TRUPs relationships being upgraded to accrual status during 2012 and one TRUP being sold in first quarter 2013. Commercial real estate NPLs decreased $74.9 million to $38.6 million in 2013. Consumer nonperforming loans increased to $104.2 million from $83.8 million in 2012, with $22.9 million of the increase related to the consumer real estate portfolio. The increase in nonperforming loans within the consumer portfolio was the result of discharged bankruptcies required to be placed on nonaccrual. Nonperforming loans classified as HFS increased $28.9 million to $129.7 million before negative fair value adjustments of $69.0 million on March 31, 2013. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves. The increase in nonperforming loans HFS are due to higher GSE repurchase activity—a majority of which are severely delinquent at the time of repurchase.

The ratio of ALLL to NPLs in the loan portfolio increased to 1.04 times in 2013 compared to .98 times in 2012 driven by lower loan balances. Because individually impaired collateral dependent loans are charged down to net realizable value, this ratio becomes skewed as these loans are included in nonperforming loans but reserves for these loans are typically not carried in the ALLL as impairment is charged off. The individually impaired collateral dependent loans that do not carry reserves were $125.2 million on March 31, 2013, compared with $120.9 million on March 31, 2012. Consequently, NPLs in the loan portfolio for which reserves are actually carried were $130.8 million as of March 31, 2013. Charged-down individually impaired collateral dependent loans represented 49 percent of nonperforming loans in the loan portfolio as of March 31, 2013.

The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $32.7 million as of March 31, 2013 from $59.1 million as of March 31, 2012. Table 14 provides an activity rollforward of foreclosed real estate balances for March 31, 2013 and 2012. Both inflows of assets into foreclosure status and the amount disposed declined in 2013 when compared with 2012. The decline in inflow is primarily due to FHN’s continued efforts to avoid foreclosures by restructuring loans and working with borrowers, also contributing to this decline is industry response to scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies and delays in court proceedings in many states. Negative adjustments to the fair value of foreclosed assets decreased $2.0 million between the periods to $1.0 million in 2013. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 14—Rollforward of Foreclosed Real Estate

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Balance on January 1 (a)	$41,767	$68,884
Valuation adjustments	(1,018)	(3,062)
New foreclosed property	1,217	8,044
Capitalized expenses	—	233
Disposals:
Single transactions	(9,311)	(13,661)
Bulk sales	—	(1,306)

Balance on March 31 (a)	$32,655	$59,132

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes foreclosed real estate related to government insured mortgages.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due decreased to $39.7 million on March 31, 2013, from $41.3 million on March 31, 2012. Loans 30 to 89 days past due decreased $42.1 million to $66.9 million on March 31, 2013. The decrease of past due loan balances are mainly due to loss mitigation activities and overall improvement in performance of the consumer real estate and C&I portfolios.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, decreased to $440.0 million on March 31, 2013, from $674.6 million on March 31, 2012. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Troubled Debt Restructuring and Loan Modifications

As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a Troubled Debt Restructuring (“TDR”). FHN considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. As such, qualification criteria and payment terms consider the borrower’s current and prospective ability to comply with the modified terms of the loan. Additionally, FHN structures loan modifications to amortize the debt within a reasonable period of time. See Note 3 – Loans for further discussion regarding TDRs.

Commercial Loan Modifications

As part of FHN’s credit risk management governance processes, the Loan Rehab and Recovery Department (“LRRD”) is responsible for managing most commercial relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are being considered for impairment, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. The range of commercial workout strategies utilized by LRRD to mitigate the likelihood of loan losses is commensurate with the degree of commercial credit quality deterioration. While every circumstance is different, LRRD will generally use forbearance agreements (generally 6-12 months) as an element of commercial loan workouts, which include reduced interest rates, reduced payments, release of guarantor in exchange for payment, or entering into short sale agreements. Senior credit management tracks classified loans and performs periodic reviews of such assets to understand FHN’s interest in the borrower, the most recent financial results of the borrower, and the associated loss mitigation approaches and/or exit plans that have been developed for those relationships. After initial identification, relationship managers prepare regular updates for review and discussion by more senior business line and credit officers.

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

Consumer Loan Modifications

Although FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government, FHN does modify consumer loans using the parameters of Home Affordable Modification Programs (“HAMP”). Generally, a majority of loans modified under any such proprietary programs are classified as TDRs. In 2012, the OCC clarified that the discharge of personal liability through bankruptcy proceedings should be considered a concession as bankruptcy evidences financial difficulty. As a result, FHN classified all non-reaffirmed residential real estate loans discharged through bankruptcy as nonaccruing TDRs in third quarter 2012.

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

Following classification as a TDR, modified loans within the consumer portfolio which were previously evaluated for impairment on a collective basis determined by their smaller balances and homogenous nature become subject to the impairment guidance in ASC 310-10-35 which requires individual evaluation of the debt for impairment. However, as applicable accounting guidance allows, FHN may aggregate certain smaller-balance homogeneous TDRs and use historical statistics, such as aggregated charge-off amounts and average amounts recovered, along with a composite effective interest rate to measure impairment when such impaired loans have risk characteristics in common.

On March 31, 2013 and 2012, FHN had $368.8 million and $303.0 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $64.6 million and $49.9 million, or 18 percent and 16 percent of TDR balances, as of March 31, 2013 and 2012, respectively. Additionally, FHN had restructured $182.1 million and $126.3 million in UPB of loans HFS as of March 31, 2013 and 2012, respectively. The rise in TDRs from 2012 resulted from increased consumer loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN, and also due to the classification of discharged bankruptcies as TDRs. The consumer real estate portfolio, permanent mortgage portfolio and HFS TDRs increased by $138.6 million which more than offset the decrease in the commercial portfolio TDRs of $17.0 million in 2013.

The following table provides a summary of TDRs for the periods ended March 31, 2013 and 2012:

Table 15—Troubled Debt Restructurings

	As of March 31, 2013		As of March 31, 2012
(Dollars in thousands)	Number	Amount	Number	Amount
Held to maturity:
Permanent mortgage:
Current	173	$96,508	136	$72,964
Delinquent	9	4,547	18	10,705
Non-accrual (a)	129	35,375	40	18,364

Total permanent mortgage	311	136,430	194	102,033

Consumer real estate:
Current	1,046	113,782	844	99,535
Delinquent	48	4,312	36	3,771
Non-accrual (b)	1,239	47,833	132	14,250

Total consumer real estate	2,333	165,927	1,012	117,556

Credit card and other:
Current	311	704	367	961
Delinquent	17	43	23	67
Non-accrual	—	—	—	—

Total credit card and other	328	747	390	1,028

Commercial loans:
Current	29	22,923	37	31,219
Delinquent	2	1,076	7	2,379
Non-accrual	60	41,680	60	49,072

Total commercial loans	91	65,679	104	82,670

Total held to maturity	3,063	368,783	1,700	303,287

Held-for-sale: (c)
Current	502	112,795	313	67,907
Delinquent	134	26,011	139	23,441
Non-accrual (d)	179	43,276	91	34,947

Total held-for-sale	815	182,082	543	126,295

Total troubled debt restructurings	3,878	$550,865	2,243	$429,582

(a)	Balance as of March 31, 2013 includes $14.6 million of discharged bankruptcies.
(b)	Balance as of March 31, 2013 includes $34.3 million of discharged bankruptcies.
(c)	Loans HFS are reported above at UPB and are accounted for at elected fair value. The average negative fair value mark taken in first quarter 2013 was approximately 53% of UPB.
(d)	Balance as of March 31, 2013 includes $22.3 million of discharged bankruptcies.

RISK MANAGEMENT

Except as discussed below, there have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 44 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, which section is incorporated into this report by this reference.

MARKET RISK MANAGEMENT

Securities inventory positions are generally procured for distribution to customers by the sales staff, and the Asset Liability Committee (“ALCO”) policies and guidelines have been established with the objective of limiting the risk in managing this inventory. Capital markets buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts. Refer to the “Determination of Fair Value—Trading securities and trading liabilities” section of Note 16—Fair Value of Assets & Liabilities beginning on page 63 of this report, which section is incorporated into MD&A report by this reference.

FHN is exposed to market risk related to the trading securities inventory maintained by its Capital Markets division in connection with its fixed income distribution activities. Market risk is the risk of loss in the value of the fixed income trading securities inventory due to changes in market prices.

FHN’s market risk appetite is approved by the Executive and Risk Committee of the Board of directors and executed through management policies and procedures of ALCO and the FTN Financial Risk Committee. These policies contain various market risk limits including, for example, overall balance sheet size limits for Capital Markets, Value-at-Risk (“VaR”) limits for the trading securities inventory, and individual position limits and sector limits for products with credit risk, among others. Risk measures are computed and reviewed on a daily basis to ensure compliance with market risk management policies.

VaR and Stress Testing

VaR is a statistical risk measure to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99 percent confidence level and 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR (“SVaR”) measure. The SVaR computation uses the same model but with model inputs reflecting historical data from a continuous 12-month period that reflects a period of significant financial stress appropriate for our trading securities portfolio.

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 16—VaR and SVaR Measures

	Three months ended March 31, 2013			As of March 31, 2013
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$2,006	$3,145	$1,127	$1,353
SVaR	6,636	9,991	4,062	5,447
10-day
VaR	6,079	10,297	2,777	3,631
SVaR	17,954	25,423	10,383	17,716

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 17—Schedule of Risks Included in VaR

	As of March 31, 2013
(Dollars in Thousands)	1-day	10-day
Interest rate risk	$1,499	$4,160
Credit spread risk	753	1,487

The potential risk of loss reflected by FHN’s VaR measures assumes the trading securities inventory is static. Because FHN’s Capital Markets division procures fixed income securities for purposes of distribution to customers, its trading securities inventory turns over multiple times daily, on average. Additionally, Capital Markets’ traders actively manage the trading securities inventory continuously throughout each trading day. Accordingly, FHN’s trading securities inventory is highly dynamic, rather than static. As a result, it would be rare for Capital Markets to incur a negative revenue day in its fixed income activities of the level indicated by its VaR measurements. Fixed income average daily revenue for the first quarter of 2013 was $1.1 million with no negative revenue days.

In addition to being used in FHN’s daily market risk management process, the VaR and SVaR measures are also used by FHN in computing its regulatory market risk capital requirements in accordance with the Market Risk Capital rules. For additional information regarding FHN’s capital adequacy refer to the “Capital” section of this MD&A.

FHN also performs stress tests on its trading securities portfolio to calculate the potential loss under various assumed market scenarios. A description of the stress tests is as follows:

Down 25 bps – assumes an instantaneous downward move in interest rates of 25 basis points at all points on the interest rate yield curve.

Up 25 bps – assumes an instantaneous upward move in interest rates of 25 basis points at all points on the interest rate yield curve.

Curve flattening – assumes an instantaneous flattening of the interest rate yield curve through an increase in short-term rates and a decrease in long-term rates. The 2-year point on the Treasury yield curve is assumed to increase 15 basis points and the 10-year point on the Treasury yield curve is assumed to decrease 15 basis points. Shifts in other points on the yield curve are predicted based on their correlation to the 2-year and 10-year points.

Curve steepening – assumes an instantaneous steepening of the interest rate yield curve through a decrease in short-term rates and an increase in long-term rates. The 2-year point on the Treasury yield curve is assumed to decrease 15 basis points and the 10-year point on the Treasury yield curve is assumed to increase 15 basis points. Shifts in other points on the yield curve are predicted based on their correlation to the 2-year and 10-year points.

Credit spread widening – assumes an instantaneous increase in credit spreads (the difference between yields on Treasury securities and non-Treasury securities) of 25 basis points.

Model Validation

Trading risk management personnel within Capital Markets have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. These model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.

CAPITAL MANAGEMENT AND ADEQUACY

There have been no significant changes to FHN’s capital management practices as described under “Capital Management and Adequacy” beginning on page 45 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, which section is incorporated into this report by this reference.

OPERATIONAL RISK MANAGEMENT

There have been no significant changes to FHN’s operational risk management practices as described under “Operational Risk Management” beginning on page 45 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, which section is incorporated into this report by this reference.

COMPLIANCE RISK MANAGEMENT

There have been no significant changes to FHN’s compliance risk management practices as described under “Compliance Risk Management” beginning on page 46 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, which section is incorporated into this report by this reference.

CREDIT RISK MANAGEMENT

There have been no significant changes to FHN’s credit risk management practices as described under “Credit Risk Management” beginning on page 46 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, which section is incorporated into this report by this reference.

INTEREST RATE RISK MANAGEMENT

Except as disclosed below, there have been no significant changes to FHN’s interest rate risk management practices as described under “Interest Rate Risk Management” beginning on page 46 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, which section is incorporated into this report by this reference.

Net Interest Income Simulation Analysis

Management uses interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both, within FHN’s interest rate risk, liquidity, and capital guidelines. The information provided in this section, including the discussion regarding simulation analysis and rate shock analysis, is forward-looking. Actual results could differ because of interest rate movements, the ability of management to execute its business plans, and other factors, including those presented in the Forward-Looking Statements section of this MD&A. FHN uses simulation analysis as its primary tool to evaluate interest rate risk exposure. This type of analysis computes net interest income at risk under a variety of market interest rate scenarios to dynamically identify interest rate risk exposures exclusive of the potential impact on fee income. This simulation, which considers forecasted balance sheet changes, prepayment speeds, deposit mix, pricing impacts, and other changes in the net interest spread, provides an estimate of the annual net interest income at risk for given changes in interest rates. The results help FHN develop strategies for managing exposure to interest rate risk. Like any forecasting technique, interest rate simulation modeling is based on a number of assumptions and judgments. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates, and on—and off-balance sheet hedging strategies. Management believes the assumptions used in its simulations are reasonable. Nevertheless, simulation modeling provides only a sophisticated estimate, not a precise calculation of exposure to changes in interest rates.

The simulation models used to analyze net interest income create various at-risk scenarios looking at increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At March 31, 2013, the interest rate environment remained at a low level. Under these market conditions, traditional scenarios forecasting declining rates are not meaningful. Accordingly, declining rate shock scenarios (including minus 25 basis points and minus 200 basis points) that had been modeled in prior periods were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve. Based on the rate sensitivity position on March 31, 2013, net interest income exposure over the next 12 months to a rate shock of plus 200 basis points is estimated to be a favorable variance of approximately 11.5 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of approximately negative 1.6 percent of base net interest income. These hypothetical scenarios are used as one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

While the continuing low interest rate environment is not expected to have a significant impact on the capital position of FHN, the ability to expand net interest margin in this environment, without assuming additional credit risk, continues to be a challenge for FHN. Assuming the historically low interest rate environment persists, net interest margin will continue to decline as yields on fixed rate loans and investment securities decrease due to the combination of asset prepayments and lower reinvestment rates. With core deposit rates at historically low levels, there is little opportunity to offset the yield declines in fixed rate assets with corresponding declines in deposit rates.

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

Since 2008, FHN has significantly reduced its reliance on unsecured wholesale borrowings. Currently the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical and reciprocal banking services between FHN and these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is repurchase agreement transactions accounted for as secured borrowings with the bank’s business customers or capital markets’ broker dealer counterparties.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. Prior to 2013 a temporary program made unlimited the deposit insurance available to non-interest bearing accounts; that program expired on December 31, 2012. The ratio of total loans, excluding loans HFS and restricted real estate loans and secured borrowings, to core deposits increased to 99 percent in March 31 2013 from 95 percent in March 31 2012 as FHN experienced growth in the loan portfolio combined with a decline in core deposits.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in 2015. As of March 31, 2013, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, which was eligible for inclusion in Tier 1 Capital. Beginning in 2013, Tier 1 Capital treatment for these securities will begin phasing out. FHN maintains $.4 billion of borrowings which are secured by retail residential real estate loans in consolidated and nonconsolidated securitization trusts.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of March 31, 2013, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $156.5 million as of March 31, 2013 compared to negative $116.8 million at March 31, 2012. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay a common dividend to the parent company in the amount of $100 million in April 2012 and $180 million in January 2013. Additionally, FHN requested and received approval from the OCC to declare and pay dividends on its preferred stock outstanding in April 2013.

Payment of a dividend to common shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.05 per share on April 1, 2013, compared to $.01 per share on April 1, 2012. Additionally, the Board approved a $.05 per share cash dividend payable on July 1, 2013, to shareholders of record on June 14, 2013.

CREDIT RATINGS

FHN is currently able to fund a majority of the balance sheet through core deposits which are generally not sensitive to FHN’s credit ratings. However, maintaining adequate credit ratings on debt issues and preferred stock is critical to liquidity should FHN need to access funding from other sources, including from long-term debt issuances and certain brokered deposits, at an attractive rate. The availability and cost of funds other than core deposits is also dependent upon marketplace perceptions of the financial soundness of FHN, which include such issues as capital levels, asset quality, and reputation. The availability of core deposit funding is stabilized by federal deposit insurance, which can be removed only in extraordinary circumstances, but may also be influenced to some extent by the same factors that affect other funding sources. FHN’s credit ratings are also referenced in various respects in agreements with derivative counterparties as discussed in Note 14 – Derivatives.

The following table provides FHN’s most recent credit ratings:

Table 18—Credit Ratings

	Standard & Poor’s(a)	Moody’s(b)	Fitch(c)
First Horizon National Corporation
Overall credit rating: long-term/outlook	BBB-/Negative	Baa2/Negative	BBB-/F3/Stable
Long-term senior debt	BBB-	Baa2	BBB-
Subordinated debt	BB+	Baa3	BB+
Trust preferred capital securities(d)	BB	Ba1	B+
Preferred stock	BB	Ba2	B
First Tennessee Bank National Association
Overall credit rating: long-term/outlook	BBB/A-2/Negative	Baa1/P-2/Negative	BBB-/F3/Stable
Long-term/short-term deposits	BBB/A-2	Baa1/P-2	BBB/F3
Long-term/short-term senior debt	BBB/A-2	Baa1/P-2	BBB-/F3
Subordinated debt	BBB-	Baa2	BB+
Preferred stock	BB+	Ba1	B
FT Real Estate Securities Company, Inc.
Preferred stock	BB+	Baa3

A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.

(a)	Last change in ratings was on April 23, 2009; outlook changed to Negative on June 28, 2012; ratings/outlook affirmed December 11, 2012.
(b)	Last change in ratings was on August 2, 2012.
(c)	Last change in ratings was on December 13, 2012.
(d)	Guaranteed preferred beneficial interest in First Horizon’s junior subordinated debentures issued through a wholly-owned unconsolidated business trust.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2013 and 2012. The level of cash and cash equivalents decreased $64.6 million during first quarter 2013 compared to an increase of $136.1 million in 2012. In 2013, cash used by financing activities more than offset cash provided by operating and investing activities, and in 2012 cash provided by financing activities more than offset cash used by operating and investing activities.

Net cash used by financing activities was $690.1 million in 2013, while financing activities provided $461.3 million of cash during 2012. In 2013, a decline in proceeds related to deposits and short-term borrowings of $425.2 million and $311.1 million, respectively, coupled with the repurchase of common shares of $32.5 million, more than offset the cash inflow from the preferred stock issuance of $95.6 million. The decline in deposits is primarily due to the expiration of the TAG program for non-interest bearing deposits on December 31, 2012, and the decline in short-term borrowings is due to the payoff of FHLB borrowings. In 2012, significant inflows of deposits more than offset cash outflows related to payments and maturities of term borrowings, a decline in short-term borrowings, and cash paid to repurchase common stock.

Net cash provided by operating activities was $52.3 million in 2013 compared to net cash used of $162.3 million in 2012. Operating cash flows in 2013 were driven by cash-related net income items and $15.9 million of net favorable changes in assets and liabilities from capital market trading activities that positively affected cash flows which were offset by $61.0 million of changes in operating assets and liabilities that negatively affected cash flows. In 2012, negative operating cash flows were primarily driven by capital market activities as net increases in trading inventory and receivables more than offset increases in trading liabilities and payables. Net cash provided by investing activities was $573.3 million in 2013 compared to net cash used of $162.9 million in 2012. In 2013, cash from investing activities was favorably affected by a $795.8 million decline in balances of the loan portfolio, but was somewhat mitigated by activity related to the available-for-sale securities portfolio which resulted in a $142.1 million net decrease in cash as securities purchased outpaced maturities and sales. Cash used by investing activities in 2012 was the result of an increase in the level of Fed deposits and a $232.6 million net increase in the AFS securities portfolio, which more than offset the favorable cash impact from declining loan balances.

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

For non-recourse loan sales, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing to the purchasers, including GSEs, other whole loan purchasers, and trustees of FH proprietary securitizations. FHN additionally has exposure to investors for investment rescission or damages arising from claims that offering documents were materially deficient in the case of loans transferred through FH proprietary securitizations. See “Other FHN Mortgage Exposures and Trends” within this section of MD&A for additional information.

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

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of agency mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for 94 percent of all repurchase requests/make-whole claims received between the third quarter 2008 divestiture of certain mortgage banking operations and first quarter 2013.

In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in First Horizon branded proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the First Horizon brand. As of March 31, 2013, FHN still services substantially all of the remaining loans transferred through FH proprietary securitizations.

The following table summarizes the loan composition of the FH proprietary mortgage securitizations from 2005 through 2007:

Table 19—Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations(a)	UPB as of March 31, 2013
Loan type:
Jumbo	$9,410,499	$2,699,573
Alt-A	17,270,431	5,485,129

Total FH proprietary securitizations	$26,680,930	$8,184,702

Does not include amounts related to consolidated securitization trusts.

(a)	Original principal balances obtained from trustee statements.

The remaining jumbo and Alt-A mortgage loans originated and sold by FHN had weighted average FICO scores at origination of approximately 731 and 715, respectively, and both had weighted average combined loan-to-value (“CLTV”) ratios of approximately 79 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher debt to income (“DTI”) ratios, reduced documentation, or other factors. As of March 31, 2013, 10.32 percent of the jumbo mortgage loans were 90 days or more delinquent and 16.79 percent of the Alt-A loans were 90 days or more delinquent.

At March 31, 2013, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At March 31, 2013, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

Active Pipeline

The amount of repurchase requests and make-whole claims is accumulated into the “active pipeline”. The active pipeline includes the amount of claims for repurchase, make-whole payments, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Private mortgage insurance (“MI”) was required for certain of the loans sold to GSEs or that were securitized. MI generally was provided on first lien loans that were sold to GSEs or securitized that had a LTV ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those related to GSE loans in the active pipeline.

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On March 31, 2013, the active pipeline was $258.9 million, down $121.3 million from 2012, with nearly all unresolved repurchase and make-whole claims relating to loans sold to GSEs.

Generally, the amount of a loan subject to a repurchase/make-whole claim or with open MI issues remains in the active pipeline throughout the appeals process with a GSE or MI company until parties agree on the ultimate outcome. FHN reviews each claim and MI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, repurchase loan or remit make-whole payment, or reflect cancellation of MI). The Federal Housing Finance Agency (FHFA), the

conservator of the GSEs, announced directives to “harmonize” the selling and servicing agreements between the GSEs and their approved seller and/or servicers. Starting January 1, 2013, all appeals of a GSE’s repurchase or make whole request must be submitted within 60 days of its receipt of a request. FHFA involvement could lead to additional changes in practices for requesting and resolving repurchase claims as the GSEs continue to attempt to recover losses.

The following table provides a rollforward of the active repurchase request pipeline, including related unresolved MI cancellation notices for the three months ended March 31, 2013 and 2012:

Table 20—Rollforward of the Active Pipeline

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—January 1, 2012	1,659	$307,705	4	$211	2	$454	1,665	$308,370
Additions	927	201,712	2	109	—	—	929	201,821
Decreases	(901)	(186,216)	(3)	(136)	(1)	(354)	(905)	(186,706)
Adjustments (a)	9	2,451	—	—	—	—	9	2,451

Ending balance—March 31, 2012	1,694	325,652	3	184	1	100	1,698	325,936

Legacy mortgage banking MI cancellation notices:
Beginning balance—January 1, 2012	346	75,148	—	—	—	—	346	75,148
Additions	123	24,957	—	—	—	—	123	24,957
Decreases	(232)	(48,832)	—	—	—	—	(232)	(48,832)
Adjustments (a)	18	3,047	—	—	—	—	18	3,047

Ending balance—March 31, 2012	255	54,320	—	—	—	—	255	54,320

Total ending active pipeline—March 31, 2012 (b) (c)	1,949	$379,972	3	$184	1	$100	1,953	$380,256

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—January 1, 2013	1,486	$300,751	5	$215	—	$—	1,491	$300,966
Additions	848	182,531	—	—	—	—	848	182,531
Decreases	(1,163)	(241,706)	(2)	(131)	—	—	(1,165)	(241,837)
Adjustments (a)	(52)	(12,673)	—	—	—	—	(52)	(12,673)

Ending balance—March 31, 2013	1,119	228,903	3	84	—	—	1,122	228,987

Legacy mortgage banking MI cancellation notices:
Beginning balance—January 1, 2013	160	32,849	—	—	—	—	160	32,849
Additions	91	17,917	—	—	—	—	91	17,917
Decreases	(124)	(26,615)	—	—	—	—	(124)	(26,615)
Adjustments (a)	18	5,769	—	—	—	—	18	5,769

Ending balance—March 31, 2013	145	29,920	—	—	—	—	145	29,920

Total ending active pipeline—March 31, 2013 (b) (d)	1,264	$258,823	3	$84	—	$—	1,267	$258,907

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.
(c)	In addition to the total ending active pipeline. Prior to second quarter 2012, FHN also considered loans sold where MI coverage was cancelled for all loan sales and securitizations when determining the adequacy of the repurchase reserve. This additional considered amount was $367.1 million at March 31, 2012.
(d)	Under the revised repurchase accrual approach discussed later, loss estimations for loans with lost MI coverage is no longer separately assessed nor added to inherent losses within the active pipeline as this population of loans are embedded in the data from Fannie Mae. MI trends continue to be tracked and reviewed and are considered in the overall adequacy of the repurchase liability.

The following graph depicts inflows into the active pipeline by claimant type for each quarter during 2012 and 2013:

As of March 31, 2013, agencies accounted for nearly all of the repurchase/make-whole requests in the active pipeline and 92 percent of the total active pipeline, inclusive of MI cancellation notices and all other claims. Amounts included in All Other Claims typically include requests for additional information from both GSE and non-GSE purchasers. The increase beginning in fourth quarter 2012 primarily relates to information and documentation type requests from Fannie Mae. For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs versus requests for repurchase. Consistent with originations, a majority of claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from agencies increased $20.2 million to $153.0 million in first quarter 2013 compared to fourth quarter 2012 and declined $41.9 million from first quarter 2012. Although FHN saw an increase in new requests linked quarter, Fannie continues to provide information specific to FHN’s book on a quarterly basis and there have been no material changes in the scope of loans under review or the review process. FHN believes that Fannie is accelerating, not expanding, its review of FHN’s portfolio to reach substantial completion sooner. Total MI cancellation notices received declined $7.0 million from a year ago to $17.9 million in 2013.

The most common reasons for GSE repurchase demands are claimed misrepresentations related to missing documents in the loan file, issues related to employment and income (such as misrepresented stated-income or falsified employment documents and/or verifications), and undisclosed borrower debt.

The following table provides information regarding resolutions (outflows) of the active pipeline during the three months ended March 31, 2013 and 2012:

Table 22—Active Pipeline Resolutions and Other Outflows

	March 31, 2013		March 31, 2012
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	414	$86,036	429	$93,530
Rescissions or denials	614	125,755	359	80,067
Other, MI, information requests	261	56,661	349	61,941

Total resolutions	1,289	$268,452	1,137	$235,538

Total resolutions disclosed in Table 22 – Active Pipeline Resolutions and Other Outflows include both favorable and unfavorable resolutions and are reflected as “decreases” in the Rollforward of the Active Pipeline in Table 20. The UPB of actual repurchases, make-whole, settlement resolutions, which was $86.0 million and $93.5 million during first quarter 2013 and 2012, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When estimating the accrued liability using loss factors based on actual historical experience,

FHN has applied cumulative average loss severities ranging between 50 and 60 percent of the UPB of the repurchased loan or make-whole claim. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 23 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $125.8 million and $80.1 million in first quarter 2013 and 2012, respectively, represent the amount of repurchase requests and make-whole claims that FHN was able to resolve without incurring loss. Cumulative average rescission rates have ranged between 45 and 55 percent since the 2008 divestiture. Of the loans resolved in the first quarter of 2013 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 59 percent of the claims compared to 46 percent in 2012. Resolutions related to other, MI, information requests, which were $56.7 million and $61.9 million during first quarter 2013 and 2012, respectively, include providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a repurchase/make-whole claim is submitted and such request is unfavorably resolved.

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

As a result of significant new information received from Fannie in second quarter 2012, including information related to loans no longer serviced by FHN, estimated loss associated with repurchase obligations for mortgage loans sold to GSEs was revised. As described in more detail below, FHN historically estimated loss content within the active pipeline as well as loss content associated with loans in which MI coverage was ultimately lost. This approach is referred to as the “historical repurchase accrual approach” and applies to periods prior to second quarter 2012. Prior to second quarter 2012, FHN’s ability to quantify this estimate was substantially limited because, among other things, FHN no longer services a large portion of the loans sold to the GSEs and therefore has limited access to loan data for that portion. Because of this new information, after first quarter 2012 FHN has had better visibility allowing it to better estimate the probable loss which will result from the repurchase process going forward in respect of all conforming conventional mortgage loans which FHN sold on a whole-loan basis to the two GSEs. The “revised” and “historical” repurchase accrual approaches are discussed below.

Revised Repurchase Accrual Approach

Beginning in second quarter 2012, information was made available by Fannie to FHN which provided significant insight into their file selection and review process for loans previously sold by FHN to Fannie with repurchase risk. As a result, FHN revised its loss estimate associated with repurchase obligations for loans sold to Fannie and Freddie. The process for estimating the liability for repurchase obligations for the two GSEs as of March 31, 2013, was the result of a three-step approach. First, FHN analyzed loss content associated with outstanding repurchase/make-whole claims currently in the active pipeline. The pipeline is segmented and historical cumulative average loss severities and repurchase rates were applied to estimate losses associated with known requests.

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

Lastly, the loss estimated from projected Fannie repurchase requests was used to estimate probable repurchase losses from Freddie loan sales from 2005 through 2008. The characteristics of the loans sold to Fannie during that timeframe were generally consistent with those sold to Freddie. Additionally, FHN’s trends in repurchase rates and loss severities for Freddie loans have been generally consistent with those experienced for Fannie loans. Fannie updated its information during the third and fourth quarters of 2012 and first quarter 2013, and FHN determined that additional expense was not required. Unless GSE repurchase practices or outcomes change significantly, First Horizon expects that the remaining portion of the mortgage repurchase liability will be sufficient for losses resulting from current pending and projected repurchase requests from the two GSEs.

Historical Repurchase Accrual Approach

In estimation of the accrued liability for loan repurchases and make-whole obligations in periods prior to second quarter 2012, FHN estimated probable incurred losses in the population of all loans sold based on trends in claims requests and actual loss severities observed by management. The liability included accruals for probable losses beyond what was observable in the ending pipeline of repurchase/make-whole requests and active MI cancellations at any given balance sheet date. The estimation process began with internally developed proprietary models that were used to assist in developing a baseline in evaluating inherent repurchase-related loss content. The baseline for the repurchase reserve used historical loss factors that were applied to the loan pools originated in 2001 through 2008 and sold in years 2001 through 2009. Loss factors, tracked by year of loss, were calculated using actual losses incurred on repurchases or make-whole arrangements. The historical loss factors experienced were accumulated for each sale vintage and were applied to more recent sale vintages to estimate probable incurred losses not yet realized.

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

For purposes of estimating loss content, FHN also considered reviewed MI cancellation notices where coverage had been cancelled. When assessing loss content related to loans where MI had been cancelled, FHN first reviewed the amount of unresolved MI cancellations that were in the active pipeline and adjusted for any known facts or trends observed by management. Similar to the methodology for actual repurchase/make-whole requests, FHN applied loss factors (including probability and loss severity ratios) that were derived from actual incurred losses in past vintages to the amount of unresolved MI pipeline for loans that were sold to GSEs. For GSE MI cancellation notices, the methodology for determining the accrued liability contemplated a higher probability of loss compared with that applied to GSE repurchase/make-whole requests as FHN had been less successful in favorably resolving mortgage insurance cancellation notifications with MI companies. Loss severity rates applied to GSE MI cancellation notifications were consistent with those applied to actual GSE claims. For GSE MI cancellation notifications where coverage had been ultimately cancelled and were no longer included in the active pipeline, FHN applied a 100 percent repurchase rate in anticipation that such loans ultimately would result in repurchase/make-whole requests from the GSEs since MI coverage for certain loans is a GSE requirement. In determining adequacy of the repurchase reserve, FHN considered $367.1 million in UPB of loans sold where MI coverage was cancelled for all loan sales and FH proprietary securitizations when estimating the repurchase liability as of March 31, 2012. Under the revised repurchase accrual approach, loss estimation for loans with lost MI coverage is no longer separately assessed nor added to inherent losses within the active pipeline as this population of loans is embedded in the data received from Fannie Mae. MI cancellation trends continue to be tracked and reviewed and are considered in the overall adequacy of the repurchase liability.

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform and were not material as of March 31, 2013 and 2012.

The following table provides a rollforward of the legacy mortgage repurchase liability for the three months ended March 31, 2013 and 2012:

Table 23—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Legacy Mortgage
Beginning balance	$232,390	$165,331
Provision for repurchase and foreclosure losses	—	49,256
Net realized losses	(48,551)	(53,347)

Balance on March 31	$183,839	$161,240

The liability for legacy mortgage repurchase and foreclosure losses was $183.8 million as of March 31, 2013, compared to $161.2 million as of March 31, 2012. FHN did not recognize an expense to increase the repurchase and foreclosure liability in 2013 compared with $49.3 million in 2012. The increase in the liability since 2012 is primarily the result of a $250 million increase to the repurchase reserve in second quarter 2012 based on the information used from Fannie in the revised accrual approach methodology. In first quarter 2013 compared to 2012, success rates on putbacks have improved while the loss severity rates have remained generally consistent in both periods.

Net realized losses for the repurchase of first lien loans or make-whole payments were $48.6 million during first quarter 2013 compared with $53.3 million during first quarter 2012. Table 22 reflects net losses on $86.0 million of repurchase, make-whole, and settlement resolutions which are reflected in Table 21 – Active Pipeline Resolutions and Other Outflows. In first quarter 2013, the net realized losses incurred were 56 percent of the UPB of repurchase/make-whole requests resolved. In first quarter 2012, losses were $93.5 million representing a 57 percent actual loss severity. Therefore actual losses recognized remain in range of loss severities used in the liability estimate.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during first quarter 2013 was $39.0 million compared with $19.1 million during 2012. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet, except to the extent that a delinquent loan is repurchased, in which case the loan is immediately classified as non-performing.

Other FHN Mortgage Exposures and Trends

Although FHN has received no repurchase requests from the trustee of FH proprietary securitizations, as described in Note 9 – Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH proprietary securitizations. These litigation matters are in early stages and have not been resolved; at March 31, 2013 small liabilities have been established for two of these lawsuits.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Uncertainties remain surrounding the national economy, the housing market, the regulatory and political environment, and the European financial situation and will continue to present challenges for FHN in 2013. Also, there are many challenges faced by lawmakers today in regards to tax reform and, despite the avoidance of the fiscal cliff, at least in the short term, issues remain in regards to the debt ceiling and government spending that could affect FHN either directly or indirectly or both. Although during most of 2012 the national economy exhibited signs of improvement, improvement was uneven and economic conditions, which remain stressed, could regress. In fact, economic indicators in early 2013 continue to be uneven. While asset quality at FHN has improved due to active risk management and borrowers adjusting to the prolonged difficult operating environment, such external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers resulting in continued pressure on net interest income. Additionally, despite the significant reduction of legacy national lending operations, the ongoing economic stress and uncertainty in the housing market could affect borrower defaults resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. Economic and political uncertainty could also lead to changes in repurchase practices of GSEs which could result in additional repurchase losses for loans sold subject to repurchase requests from GSEs. See the Repurchase and Related Obligations from Loans Originated for Sale section within MD&A of this report and Critical Accounting Policies beginning on page 64 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, and Note 9 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

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

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Act”) made a substantial number of significant changes to how financial services companies are regulated. Most of the sweeping changes in the Reform Act are not complete or specific but instead authorize potentially expansive new regulations to be issued in the future, possibly over several years. Overall, the Corporation expects that the Reform Act and its regulations are likely to increase the Corporation’s regulatory compliance and certain other costs significantly, and they are likely to constrain operations and revenues in some respects, perhaps significantly in some areas.

On June 7, 2012, the U.S. banking regulators issued notices of proposed rulemakings (“NPRs”) to implement the revised capital standards for U.S. financial institutions as required by the Reform Act. The NPRs include changes to the definition of capital and an increase in capital requirements that phase in over many years largely consistent with the revised capital standards for international banks known as “Basel III”. In addition, the NPR addressing standardized risk-weighting of assets would significantly change the risk-weighting of certain assets for almost all U.S. financial institutions beginning in 2015. It is not known to what extent the NPRs will be adopted as proposed.

Foreclosure Practices

For several years governmental officials and agencies have scrutinized industry foreclosure practices, particularly in judicial foreclosure states and have since expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities. All of the changes to servicing practices including the additional oversight required arising out of this activity including those described below could impact FHN through increased operational and legal costs. FHN continues to review, monitor and revise, as appropriate, its foreclosure processes and coordinated loss mitigation practices with the goal of conforming them to evolving servicing requirements.

FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices of the still-owned portion of FHN’s mortgage servicing portfolio, were outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in August 2011. In 2011, FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”).

In 2011 regulators entered into consent decrees with several institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer was subject to a consent decree and its parent company agreed to pay related monetary sanctions, among other things. In December 2012 the 2008 subservicer, along with certain others, entered into a settlement agreement with the OCC which replaced the consent decree. The new settlement requires remediation for all borrowers with “in-process” foreclosures dating from 2009 or 2010 and certain other foreclosure-avoidance assistance from parties to the settlement. The OCC through a consultant commenced the remediation process in April 2013 by mailing checks from the settlement pool to eligible borrowers in amounts determined by the OCC. The remediation process should be completed during 2013.

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

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs and servicing timeline penalties, compensatory damages, and curtailments charged prior to the servicing transfer by GSEs and a government agency in connection with FHN’s transfer of subservicing to its 2011 subservicer in the amount of $8.6 million. The 2008 subservicer also is seeking reimbursement from FHN for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and supervisory guidance relating to foreclosure review (collectively, “foreclosure review expenditures”). The foreclosure review expenditures for which the 2008 subservicer presently seeks reimbursement total $34.9 million. The 2008 subservicer has indicated that additional reimbursement requests will be made as the foreclosure review process continues. FHN disputes that it has any responsibility or liability for either demand. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously. FHN disagrees with the 2008 subservicer’s position and has made no reimbursements. FHN also believes that certain amounts billed to FHN by agencies for penalties and curtailments on claims by MI insurers for actions by the 2008 subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the 2008 subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

In addition, the attorneys general of all 50 states concluded a joint investigation of foreclosure practices across the industry and proposed significant changes in servicing practices related to foreclosures and substantial penalties. In the first quarter of 2012 the Justice Department announced that the federal government and attorneys general of 49 states (the state of Oklahoma reached a separate agreement) reached a $25 billion settlement agreement with five of the largest servicers to address mortgage loan servicing and foreclosure abuses. The parent companies of those servicers paid additional monetary sanctions for failure to supervise. Neither FHN nor its 2008 or 2011 subservicers are parties to this settlement. Press reports indicate that other servicers may be approached to participate in the settlement. FHN’s 2008 and 2011 subservicers have not advised that they have been involved recently in discussions regarding participation in these settlements. However, the sanctions agreed to in August 2012 by the 2008 subservicer’s parent company reportedly have terms similar to the earlier parent company sanctions. FHN continues to review available information including guidance and proposed regulations from the OCC and the Bureau on servicing referenced below to ascertain the potential impact of the settlement agreement on servicing and foreclosure practices.

Also, as it relates to foreclosure practices, there have been both favorable and unfavorable rulings by courts in various states involving the requirements for proof of ownership and the sufficiency of recordation of securitized mortgage loans. The ultimate impact of these decisions on the procedures and documentation required to foreclose securitized mortgage loans is not yet fully developed but could be unfavorable. FHN continues to work with its foreclosure department, its 2011 subservicer, and foreclosure counsel with the goal of ensuring that appropriate proof of ownership and documentation is presented at the time of each foreclosure proceeding.

FHN anticipates continued changes in foreclosure, loss mitigation, and servicing practices in response to the industry-wide servicing standards introduced by the OCC and other federal regulators in the consent decrees, the foreclosure settlement with the state attorneys general described above, the Federal Reserve Board’s and the Bureau’s proposal on servicing practices, regulations and mortgage servicing standards issued by the Bureau including those relating to vendor management, and applicable state laws modifying foreclosure and loss mitigation requirements. FHN cannot predict the costs of implementing the new servicing requirements. It also remains unclear what actions will be taken by individual states through attorneys general, or other third parties including borrowers, related to foreclosure and loss mitigation practices in the industry or specific actions by FHN or by its 2008 subservicer. Additionally, a financial crimes unit has been formed to review possible residential mortgage-backed securities fraud and the media reports that civil investigation demands have been issued to a number of parties and suits have been filed against some entities. FHN cannot predict the amount of operating costs, costs for foreclosure delays (including costs connected with servicing advances), legal expenses, or other costs (including title company indemnification) that may be incurred as a result of the internal reviews or external actions. No liability has been established.

CRITICAL ACCOUNTING POLICIES

There have been no changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 64 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, except as disclosed below.

REPURCHASE AND FORECLOSURE LIABILITY

Estimating probable losses associated with FHN’s repurchase obligations for alleged breaches of representations and warranties related to prior agency loan sales requires significant management judgment and assumptions. The loss estimation process relies on historical observed trends that may or may not be representative of future actual results such as observed loss severities, resolution statistics, delinquency trends, and historical average loan sizes. Additionally, the level of repurchase/make-whole request and associated losses are affected by external factors such as GSE review practices and selection criteria, housing prices, actions of MI companies, and economic conditions, all of which could change in the future. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and are subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability. FHN had reserved for losses of $185.5 million and $163.3 million as of March 31, 2013 and 2012, respectively, including a smaller amount related to equity-lending junior lien loan sales.

NON-GAAP Information

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended March 31
(Dollars in thousands)	2013	2012
Net interest income adjusted for impact of fully taxable equivalent (“FTE”) (Non-GAAP)
Total Consolidated
Net interest income (GAAP)	$161,382	$171,929
FTE adjustment	1,787	1,659

Net interest income adjusted for impact of FTE (Non-GAAP)	$163,169	$173,588

	March 31		December 31
(Dollars in thousands)	2013	2012	2012
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,738,558	$2,841,064	$2,640,776
Less: Noncontrolling interest—FTBNA preferred stock (b)	294,816	294,816	294,816
Less: Preferred stock	95,624	—	—
Less: Trust preferred (c)	200,000	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,148,118	$2,346,248	$2,145,960

Risk Weighted Assets
(C) Risk weighted assets (a)	$20,231,850	$19,783,405	$20,153,430

Total Assets
(D) Total assets (GAAP)	$25,166,427	$25,678,969	$25,520,140

Ratios
(B)/(C) Tier 1 common to risk weighted assets (Non-GAAP)	10.62%	11.86%	10.65%
(A)/(D) Tier 1 capital to total assets (GAAP)	10.88%	11.06%	10.35%

(a)	Defined by and calculated in conformity with bank regulations.
(b)	Represents FTBNA preferred stock included in noncontrolling interest. Included in total equity on the Consolidated Condensed Statements of Condition.
(c)	Included in Term borrowings on the Consolidated Condensed Statements of Condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 95 of this report and the subsections entitled “Market Risk Management” beginning on page 95 and “Interest Rate Risk Management” beginning on page 97 of this report,

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 48-53 of this report,

(c)	Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in FHN’s 2012 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 44 of that Report and the subsections entitled “Market Risk Management” appearing on page 45 and “Interest Rate Risk Management” appearing on pages 46-49 of that Report, and

(d)	Note 25 to the Consolidated Financial Statements appearing on pages 180-184 of FHN’s Annual Report to shareholders,

all of which materials are incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and related Notes appearing in FHN’s 2012 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2012. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

Part II.

OTHER INFORMATION

Item 1 Legal Proceedings

The “Contingencies” section of Note 9 to the Consolidated Condensed Financial Statements beginning on page 27 of this Report is incorporated into this Item by reference.

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)	The Issuer Purchases of Common Stock Table, including the explanatory notes, is incorporated herein by reference to Table 9 and the explanatory notes included in Item 2 of Part I—First Horizon National Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 83 and 84.

Items 3, 4, and 5

Not applicable

Item 6. Exhibits

(a) Exhibits

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

Exhibit No.	Description

3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated May 1, 2013

3.2	Bylaws of First Horizon National Corporation, as amended and restated May 1, 2013, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 1, 2013

*4	Instruments defining the rights of security holders, including indentures

**10.1	Form of Performance Stock Units Grant Notice [2013]

**10.2	Form of Executive Stock Option Grant Notice [2013]

**10.3	Form of MIP-Driven Restricted Stock Grant Notice [2013]

**10.4	Form of MIP-Driven Restricted Stock Units Grant Notice [2013]

**10.5	Form of Retention Restricted Stock Grant Notice [2013]

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2013 and 2012, and December 31, 2012; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: May 8, 2013	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
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

Exhibit No.	Description

3.1	Restated Charter of First Horizon National Corporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated May 1, 2013

3.2	Bylaws of First Horizon National Corporation, as amended and restated May 1, 2013, incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated May 1, 2013

*4	Instruments defining the rights of security holders, including indentures

**10.1	Form of Performance Stock Units Grant Notice [2013]

**10.2	Form of Executive Stock Option Grant Notice [2013]

**10.3	Form of MIP-Driven Restricted Stock Grant Notice [2013]

**10.4	Form of MIP-Driven Restricted Stock Units Grant Notice [2013]

**10.5	Form of Retention Restricted Stock Grant Notice [2013]

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2013 and 2012, and December 31, 2012; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase