Form 10-Q
period 2013-06-30
FIRST HORIZON NATIONAL CORP
filed 2013-08-07
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2013
Common Stock, $.625 par value	240,554,552

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands, except restricted and share amounts)(Unaudited)	2013	2012	2012
Assets:
Cash and due from banks (Restricted—$1.2 million on June 30, 2013; and $— on June 30, 2012 and December 31, 2012)	$382,601	$330,931	$469,879
Federal funds sold	52,169	44,961	34,492
Securities purchased under agreements to resell (Note 16)	602,126	480,543	601,891

Total cash and cash equivalents (Restricted—$1.2 million on June 30, 2013; and $— on June 30, 2012 and December 31, 2012)	1,036,896	856,435	1,106,262

Interest-bearing cash	344,150	484,430	353,373
Trading securities	1,267,348	1,361,717	1,262,720
Loans held-for-sale	385,105	424,051	401,937
Securities available-for-sale (Note 3)	3,229,071	3,264,866	3,061,808
Loans, net of unearned income (Restricted—$.1 billion on June 30, 2013; June 30, 2012; and December 31, 2012) (Note 4)	16,197,046	16,185,763	16,708,582
Less: Allowance for loan losses (Restricted—$3.8 million on June 30, 2013; $6.0 million on June 30, 2012; and $4.3 million on December 31, 2012) (Note 4)	261,934	321,051	276,963

Total net loans (Restricted—$.1 billion on June 30, 2013; June 30, 2012; and December 31, 2012)	15,935,112	15,864,712	16,431,619

Mortgage servicing rights (Note 5)	113,853	129,291	114,311
Goodwill (Note 6)	147,762	134,242	134,242
Other intangible assets, net (Note 6)	23,144	24,659	22,700
Capital markets receivables	429,801	377,496	303,893
Premises and equipment, net	310,016	311,753	303,273
Real estate acquired by foreclosure	70,368	69,603	60,690
Derivative assets (Note 15)	235,759	340,810	292,472
Other assets (Restricted—$1.7 million on June 30, 2013; $2.6 million on June 30, 2012; and $1.9 million on December 31, 2012)	1,604,889	1,848,890	1,670,840

Total assets (Restricted—$.1 billion on June 30, 2013; June 30, 2012; and December 31, 2012)	$25,133,274	$25,492,955	$25,520,140

Liabilities and equity:
Deposits:
Savings	$6,928,447	$5,979,874	$6,705,496
Time deposits	1,051,327	1,109,163	1,019,938
Other interest-bearing deposits	3,825,235	3,565,873	3,798,313
Certificates of deposit $100,000 and more	602,921	628,539	503,490

Interest-bearing	12,407,930	11,283,449	12,027,237
Noninterest-bearing	4,603,954	4,833,994	4,602,472

Total deposits	17,011,884	16,117,443	16,629,709

Federal funds purchased	1,142,749	1,417,590	1,351,023
Securities sold under agreements to repurchase (Note 16)	433,761	363,400	555,438
Trading liabilities	596,869	470,631	564,429
Other short-term borrowings	446,909	1,094,179	441,201
Term borrowings (Restricted—$.1 billion on June 30, 2013; June 30, 2012; and December 31, 2012)	1,800,255	2,294,224	2,226,482
Capital markets payables	368,372	203,548	296,450
Derivative liabilities (Note 15)	198,489	235,490	202,269
Other liabilities	587,635	782,044	743,933

Total liabilities (Restricted—$.1 billion on June 30, 2013; June 30, 2012; and December 31, 2012)	22,586,923	22,978,549	23,010,934

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock—Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share—(shares authorized—1,000; shares issued—1,000 on June 30, 2013; and $- on June 30, 2012 and December 31, 2012)	95,624	—	—
Common stock—$.625 par value (shares authorized—400,000,000; shares issued—240,554,552 on June 30, 2013; 248,810,099 on June 30, 2012; and 243,597,780 on December 31, 2012 )	150,347	155,506	152,249
Capital surplus	1,416,563	1,528,161	1,488,463
Undivided profits	777,108	658,157	719,672
Accumulated other comprehensive loss, net (Note 8)	(188,665)	(122,583)	(146,343)

Total First Horizon National Corporation Shareholders’ Equity	2,250,977	2,219,241	2,214,041

Noncontrolling interest	295,374	295,165	295,165

Total equity	2,546,351	2,514,406	2,509,206

Total liabilities and equity	$25,133,274	$25,492,955	$25,520,140

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands except per share data)(Unaudited)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$151,314	$161,117	$304,599	$322,694
Interest on investment securities	20,664	25,971	41,526	52,277
Interest on loans held-for-sale	3,169	3,628	6,671	7,366
Interest on trading securities	8,770	9,622	17,051	19,058
Interest on other earning assets	74	397	543	843

Total interest income	183,991	200,735	370,390	402,238

Interest expense:
Interest on deposits:
Savings	3,689	4,744	8,086	10,363
Time deposits	4,064	5,541	8,281	11,457
Other interest-bearing deposits	1,013	1,655	2,158	3,173
Certificates of deposit $100,000 and more	1,550	2,305	3,111	4,611
Interest on trading liabilities	3,354	2,843	6,550	5,358
Interest on short-term borrowings	1,156	1,150	2,462	2,515
Interest on term borrowings	9,146	9,822	18,341	20,157

Total interest expense	23,972	28,060	48,989	57,634

Net interest income	160,019	172,675	321,401	344,604
Provision for loan losses	15,000	15,000	30,000	23,000

Net interest income after provision for loan losses	145,019	157,675	291,401	321,604

Noninterest income:
Capital markets	69,265	74,913	148,428	181,656
Deposit transactions and cash management	28,254	30,123	55,910	58,864
Brokerage, management fees and commissions	10,540	8,759	19,888	17,255
Trust services and investment management	6,950	6,477	13,278	12,285
Mortgage banking	5,589	9,889	14,962	33,230
Insurance commissions	730	830	1,330	1,398
Equity securities gains/(losses), net	4	5,065	28	5,065
Debt securities gains/(losses), net	(355)	—	(355)	328
Gain on divestiture	—	—	—	200
All other income and commissions (Note 7)	21,655	22,851	45,590	51,067

Total noninterest income	142,632	158,907	299,059	361,348

Adjusted gross income after provision for loan losses	287,651	316,582	590,460	682,952

Noninterest expense:
Employee compensation, incentives, and benefits (three and six months ended June 30, 2013, include $2.9 million and $5.4 million, respectively, of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	130,500	149,616	269,684	325,074
Legal and professional fees	14,065	8,417	25,236	14,484
Occupancy	11,785	11,486	24,607	23,605
Computer software	9,608	9,960	19,684	19,425
Operations services	8,842	9,477	16,912	18,604
Contract employment and outsourcing	8,581	10,844	17,620	21,959
Equipment rentals, depreciation, and maintenance	7,597	7,789	15,417	15,405
FDIC premium expense	5,037	6,801	11,048	13,137
Communications and courier	4,531	4,484	8,968	8,983
Foreclosed real estate	1,287	1,908	2,726	6,078
Miscellaneous loan costs	1,163	1,298	2,159	2,625
Amortization of intangible assets	928	979	1,856	1,952
Repurchase and foreclosure provision	—	250,000	—	299,256
All other expense (Note 7)	23,484	54,118	52,031	78,584

Total noninterest expense	227,408	527,177	467,948	849,171

Income/(loss)before income taxes	60,243	(210,595)	122,512	(166,219)
Provision/(benefit) for income taxes (three and six months ended June 30, 2013, include $1.1 million and $2.1 million, respectively, of income tax benefit reclassified from accumulated other comprehensive income)	15,008	(88,178)	32,738	(77,608)

Income/(loss) from continuing operations	45,235	(122,417)	89,774	(88,611)
Income/(loss) from discontinued operations, net of tax (a)	1	487	431	52

Net income/(loss)	$45,236	$(121,930)	$90,205	$(88,559)

Net income attributable to noncontrolling interest	2,843	2,844	5,656	5,688

Net income/(loss) attributable to controlling interest	$42,393	$(124,774)	$84,549	$(94,247)

Preferred stock dividends	1,550	—	2,738	—

Net income/(loss) available to common shareholders	$40,843	$(124,774)	$81,811	$(94,247)

Basic earnings/(loss) per share from continuing operations (Note 9)	$0.17	$(0.50)	$0.34	$(0.38)

Diluted earnings/(loss) per share from continuing operations (Note 9)	$0.17	$(0.50)	$0.34	$(0.38)

Basic earnings/(loss) per share (Note 9)	$0.17	$(0.50)	$0.34	$(0.38)

Diluted earnings/(loss) per share (Note 9)	$0.17	$(0.50)	$0.34	$(0.38)

Weighted average common shares (Note 9)	239,248	249,104	240,055	251,317

Diluted average common shares (Note 9)	240,891	249,104	241,859	251,317

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Income/(loss) from discontinued operations, net of tax have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (unaudited)	2013	2012	2013	2012
Net income/(loss)	$45,236	$(121,930)	$90,205	$(88,559)
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available-for-sale	(39,152)	(3,397)	(45,811)	(3,390)
Recognized pension and other employee benefit plans net periodic benefit costs	2,126	5,428	3,489	10,964

Other comprehensive income/(loss)	(37,026)	2,031	(42,322)	7,574

Comprehensive income/(loss)	8,210	(119,899)	47,883	(80,985)

Comprehensive income attributable to noncontrolling interest	2,843	2,844	5,656	5,688

Comprehensive income/(loss) attributable to controlling interest	$5,367	$(122,743)	$42,227	$(86,673)

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2013			2012
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,214,041	$295,165	$2,509,206	$2,389,472	$295,165	$2,684,637
Net income/(loss)	84,549	5,656	90,205	(94,247)	5,688	(88,559)
Other comprehensive income/(loss) (a)	(42,322)	—	(42,322)	7,574	—	7,574

Comprehensive income/(loss)	42,227	5,656	47,883	(86,673)	5,688	(80,985)

Preferred stock issuance (1,000 shares issued at $100,000 per share net of offering costs)	95,624	—	95,624	—	—	—
Cash dividends declared:
Preferred stock ($2,738.33 per share)	(2,738)	—	(2,738)	—	—	—
Common stock ($.10 per share and $.02 per share for the six months ended June 30, 2013 and 2012, respectively)	(24,376)	—	(24,376)	(4,961)	—	(4,961)
Common stock repurchased (b)	(81,156)	—	(81,156)	(83,946)	—	(83,946)
Common stock issued for:
Stock options and restricted stock—equity awards	257	—	257	8	—	8
Stock-based compensation expense	8,291	—	8,291	8,084	—	8,084
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(5,656)	(5,656)	—	(5,688)	(5,688)
Tax benefit reversals—stock-based compensation plans	(1,277)	—	(1,277)	(2,743)	—	(2,743)
Real estate investment trust (“REIT”) preferred stock issuance	—	92	92	—	—	—
Acquired noncontrolling interest-REIT	—	117	117	—	—	—
Other changes in equity	84	—	84	—	—	—

Balance, June 30	$2,250,977	$295,374	$2,546,351	$2,219,241	$295,165	$2,514,406

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2013 and 2012 include $77.9 million and $81.4 million, respectively, repurchased under the share repurchase program launched in fourth quarter 2011. 2013 includes $40.0 million associated with a prepaid variable share repurchase agreement.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
(Dollars in thousands)	2013	2012
Operating Activities
Net income/(loss)	$90,205	$(88,559)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	30,000	23,000
Provision/(benefit) for deferred income taxes	3,627	(78,906)
Depreciation and amortization of premises and equipment	17,794	17,395
Amortization of intangible assets	1,856	1,952
Net other amortization and accretion	19,266	39,213
Net (increase)/decrease in derivatives	10,528	(5,504)
Market value adjustment on mortgage servicing rights	(11,335)	2,443
Repurchase and foreclosure provision	—	299,256
Fair value adjustment to foreclosed real estate	2,952	5,140
Litigation and regulatory matters	6,070	22,253
(Gains)/losses on divestitures	(638)	(485)
Stock-based compensation expense	8,291	8,084
Tax benefit reversals stock-based compensation plans	1,277	2,743
Equity securities (gains)/losses, net	(28)	(5,065)
Debt securities (gains)/losses, net	355	(328)
Net (gain)/losses on sale/disposal of fixed assets	774	(1,466)
Net (increase)/decrease in:
Trading securities	(7,456)	(378,719)
Loans held-for-sale	16,832	(10,154)
Capital markets receivables	(125,908)	(212,509)
Interest receivable	1,882	2,828
Other assets	93,501	9,054
Net increase/(decrease) in:
Capital markets payables	71,922	38,840
Interest payable	(2,118)	(572)
Other liabilities	(173,881)	(128,783)
Trading liabilities	32,440	123,346

Total adjustments	(1,997)	(226,944)

Net cash provided/(used) by operating activities	88,208	(315,503)

Investing Activities
Available-for-sale securities:
Sales	18,897	47,493
Maturities	568,419	466,773
Purchases	(760,374)	(718,178)
Premises and equipment:
Purchases	(15,945)	(8,565)
Net (increase)/decrease in:
Loans	689,539	132,185
Interests retained from securitizations classified as trading securities	2,828	5,219
Interest-bearing cash	36,207	(31,574)
Cash receipts related to divestitures	1,638	2,278
Cash received for acquisition	54,872	—

Net cash provided/(used) by investing activities	596,081	(104,369)

Financing Activities
Common stock:
Stock options exercised	257	8
Cash dividends paid	(14,494)	(5,137)
Repurchase of shares (a)	(81,156)	(83,946)
Tax benefit reversals stock-based compensation plans	(1,277)	(2,743)
Preferred stock issuance	95,624	—
Cash dividends paid—preferred stock—noncontrolling interest	(5,687)	(5,688)
Cash dividends paid—Series A preferred stock	(1,188)	—
Term borrowings:
Payments/maturities	(387,564)	(176,948)
Increases in restricted and secured term borrowings	3,552	2,505
Net increase/(decrease) in:
Deposits	20,077	(95,566)
Short-term borrowings	(381,799)	815,567

Net cash provided/(used) by financing activities	(753,655)	448,052

Net increase/(decrease) in cash and cash equivalents	(69,366)	28,180

Cash and cash equivalents at beginning of period	1,106,262	828,255

Cash and cash equivalents at end of period	$1,036,896	$856,435

Supplemental Disclosures
Total interest paid	$50,299	$57,915
Total taxes paid	4,787	34,330
Total taxes refunded	4,687	637
Transfer from loans to other real estate owned	5,220	14,084

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	2013 and 2012 include $77.9 million and $81.4 million, respectively, repurchased under the share repurchase program launched in fourth quarter 2011. 2013 includes $40.0 million associated with a prepaid variable share repurchase agreement.

Notes to the Consolidated Condensed Financial Statements

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in the filing. The operating results for the interim 2013 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2012 Annual Report to shareholders.

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

Accounting Changes Issued but Not Currently Effective. In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Generally, ASU 2013-11 requires that an unrecognized tax benefit should reduce a deferred tax asset (“DTA”) that has been established for a net operating loss (“NOL”), a tax credit carryforward, or other similar tax losses. However, if a filer does not have such carryforwards or similar tax losses at the reporting date, the uncertain tax position should be recorded as a liability. If a filer does have a DTA, but is not required by tax law of the applicable jurisdiction to use the DTA to settle additional taxes from the disallowance of a tax position and that is the filers’ intent, the uncertain tax position should be recognized as a liability in that situation as well and not netted with the DTA. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The provisions of ASU 2013-11 should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. FHN is currently assessing the effects of adopting the provisions of ASU 2013-11.

In July 2013, the FASB issued Accounting Standards Update 2013-10, “Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU 2013-10 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. The provisions of ASU 2013-10 permit the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to U.S. Treasury rates and London Interbank Offered Rate (“LIBOR”). The

Note 1 – Financial Information (Continued)

amendments also remove the restriction on using different benchmark rates for similar hedges. The provisions of ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. FHN may apply the provisions of ASU 2013-10 to future hedging relationships.

Note 2 – Acquisitions and Divestitures

On June 7, 2013, First Tennessee Bank National Association (“FTBNA”) acquired substantially all of the assets and liabilities of Mountain National Bank (“MNB”) a community bank headquartered in Sevierville, Tennessee from the Federal Deposit Insurance Corporation (“FDIC”), as receiver, pursuant to a purchase and assumption agreement. Prior to the acquisition, MNB was organized as a national banking association and operated 12 branches in Sevier and Blount counties in eastern Tennessee. MNB’s principal business was to accept demand and savings deposits from the general public and to make commercial, residential mortgage, and consumer loans. The acquisition will allow FHN to expand and strengthen market share in eastern Tennessee.

Excluding purchase accounting adjustments, FHN acquired approximately $451 million in assets, including approximately $249 million in loans, and assumed approximately $362 million of MNB deposits. There was no premium associated with the acquired deposits and assets were acquired at a discount of $33 million from book value. FHN did not enter into a loss-sharing agreement with the FDIC associated with the MNB purchase.

FHN has accounted for the acquisition as a business combination in accordance with ASC 805, “Business Combinations,” which requires acquired assets and liabilities (other than tax balances) to be recorded at fair value. Generally, the fair value for the acquired loans were estimated using a discounted cash flow analysis with significant unobservable inputs (Level 3) including adjustments for expected credit losses, prepayments speeds, current market rates for similar loans, and an adjustment for investor-required yield given product-type and various risk characteristics (refer to Note 4—Loans for additional information).

Because of the short time period between the June 7, 2013, closing of the transaction and the end of FHN’s fiscal quarter on June 30, 2013, FHN continues to analyze the estimates of the fair value of the assets acquired and liabilities assumed, and as such the amounts recorded are provisional and are based on information that was available at the date of the acquisition. FHN believes that information provides a reasonable basis for estimating fair values. FHN expects to substantially complete the purchase price allocation by the end of 2013; however, the fair value estimates are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In addition, the tax treatment is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

Based on the timing of the acquisition occurring late in the second quarter, management may make revisions to its assessment of which loans should be classified as purchased credit impaired in accordance with ASC 310-30. This on-going assessment will be completed during third quarter 2013. FHN does not expect a change in designation to impact its estimate of fair value as of the acquisition date based on the information available.

Note 2 – Acquisitions and Divestitures (Continued)

The following schedule details significant assets acquired and liabilities assumed from the FDIC for MNB and provisional estimated purchase accounting/fair value adjustments at June 7:

	Mountain National Bank
(Dollars in thousands)	Acquired from FDIC	Purchase Accounting/ Fair Value Adjustments	As recorded by FHN
Assets:
Cash and cash equivalents	$54,872	$—	$54,872
Interest-bearing cash	26,984	—	26,984
Securities available-for-sale	74,640	(240)	74,400
Loans, net of unearned income	249,001	(34,000)	215,001
Core deposit intangible	—	2,300	2,300
Premises and equipment	9,366	—	9,366
Real estate acquired by foreclosure	33,294	(10,463)	22,831
Deferred tax asset	(286)	2,915	2,629
Other assets	2,712	—	2,712

Total assets acquired	$450,583	$(39,488)	$411,095

Liabilities:
Deposits	$362,098	$—	$362,098
Securities sold under agreements to repurchase	1,930	—	1,930
Federal Home Loan Bank advances	50,040	5,586	55,626
Other liabilities	4,844	—	4,844

Total liabilities assumed	418,912	5,586	424,498

Acquired noncontrolling interest	117	—	117

Total liabilities assumed and acquired noncontrolling interest	$419,029	$5,586	$424,615

Excess of assets acquired over liabilities assumed	$31,554

Aggregate purchase accounting/fair value adjustments		$(45,074)

Goodwill			$13,520

In relation to the acquisition FHN recorded $13.5 million in goodwill, representing the excess of the estimated fair values of liabilities assumed over the estimated fair value of the assets acquired (refer to Note—6—Intangible Assets for additional information), of this amount $7.9 million is expected to be deductible for tax purposes.

FHN’s operating results for the quarter ended June 30, 2013, include the operating results of the acquired assets and assumed liabilities of MNB subsequent to the acquisition on June 7, 2013.

FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s available for sale (“AFS”) securities on June 30, 2013 and 2012:

	June 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$39,991	$6	$—	$39,997
Government agency issued mortgage-backed securities (“MBS”)	960,543	36,205	(4,294)	992,454
Government agency issued collateralized mortgage obligations (“CMO”)	1,970,151	12,409	(28,522)	1,954,038
Other U.S. government agencies	2,687	167	—	2,854
States and municipalities	16,434	11	—	16,445
Equity and other (a)	223,241	42	—	223,283

Total securities available for sale (b)	$3,213,047	$48,840	$(32,816)	$3,229,071

(a)	Includes restricted investments in FHLB-Cincinnati stock of $128.0 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $3.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	June 30, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$39,993	$3	$—	$39,996
Government agency issued MBS	1,306,114	77,610	—	1,383,724
Government agency issued CMO	1,563,120	27,623	(1,367)	1,589,376
Other U.S. government agencies	12,815	338	—	13,153
States and municipalities	17,970	—	—	17,970
Equity and other (a)	220,634	13	—	220,647

Total securities available for sale (b)	$3,160,646	$105,587	$(1,367)	$3,264,866

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $3.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

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

The amortized cost and fair value by contractual maturity for the available for sale securities portfolio on June 30, 2013, are provided below:

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Within 1 year	$39,991	$39,997
After 1 year; within 5 years	4,187	4,354
After 5 years; within 10 years	667	667
After 10 years	14,267	14,278

Subtotal	59,112	59,296

Government agency issued MBS and CMO	2,930,694	2,946,492
Equity and other	223,241	223,283

Total	$3,213,047	$3,229,071

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 3 – Investment Securities (Continued)

The table below provides information on gross gains and gross losses from investment securities for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	2013	2012	2013	2012
Gross gains on sales of securities	$12	$5,105	$42	$5,433
Gross losses on sales of securities	(363)	—	(369)	—

Net gain/(loss) on sales of securities (a)	$(351)	$5,105	$(327)	$5,433

Net other than temporary impairment (“OTTI”) recorded	—	(40)	—	(40)

Total securities gain/(loss), net	$(351)	$5,065	$(327)	$5,393

(a)	Proceeds for the three and six months ended June 30, 2013, were $18.9 million. Proceeds from sales for the three and six months ended June 30, 2012 were $8.4 million and $47.5 million, respectively.

The following tables provide information on investments within the available for sale portfolio that had unrealized losses on June 30, 2013 and 2012:

	On June 30, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$1,233,820	$(28,365)	$15,967	$(157)	$1,249,787	$(28,522)
Government agency issued MBS	192,747	(4,294)	—	—	192,747	(4,294)

Total temporarily impaired securities	$1,426,567	$(32,659)	$15,967	$(157)	$1,442,534	$(32,816)

	On June 30, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$235,282	$(1,367)	$—	$—	$235,282	$(1,367)

Total temporarily impaired securities	$235,282	$(1,367)	$—	$—	$235,282	$(1,367)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of June 30, 2013 and 2012, and December 31, 2012:

	June 30		December 31
(Dollars in thousands)	2013	2012	2012
Commercial:
Commercial, financial, and industrial	$8,367,161	$7,981,365	$8,796,956
Commercial real estate
Income CRE	1,171,901	1,224,944	1,109,930
Residential CRE	46,305	89,225	58,305
Retail:
Consumer real estate (a)	5,549,440	5,855,564	5,688,703
Permanent mortgage (b)	746,154	755,707	765,583
Credit card & other	316,085	278,958	289,105

Loans, net of unearned income	$16,197,046	$16,185,763	$16,708,582
Allowance for loan losses	261,934	321,051	276,963

Total net loans	$15,935,112	$15,864,712	$16,431,619

(a)	Balances as of June 30, 2013 and 2012, and December 31, 2012 include $367.0 million, $447.5 million and $402.4 million of restricted and secured real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.
(b)	Balances as of June 30, 2013 and 2012, and December 31, 2012 include $12.4 million, $16.9 million and $13.2 million of restricted and secured real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

Components of the Loan Portfolio

For purposes of this disclosure, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit impaired), risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPs”)(i.e., loans to bank and insurance-related businesses) portfolio and purchase credit impaired (“PCI”) loans. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within commercial real estate include income CRE, residential CRE and PCI loans. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include HELOC, real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Acquisition

On June 7, 2013, FHN acquired substantially all of the assets and liabilities of MNB from the FDIC. The acquisition included approximately $249 million of loans. These loans are recorded at fair value which incorporates expected credit losses in accordance with Accounting Standards Codification Topic related to Business Combinations (“ASC 805”) resulting in no carryover of allowance for loan loss from the acquiree. See Note 2—Acquisitions and Divestitures for additional information regarding the acquisition. At acquisition, FHN designated certain loans as purchase credit impaired (see discussion below) with the remaining loans accounted for under ASC 310-20, Nonrefundable Fees and Other Costs. For loans accounted for under ASC 310-20, the difference between the loans’ book value to MNB and the estimated fair value at the time of the acquisition will be accreted back into interest income over the remaining contractual life and the subsequent accounting and reporting will be similar to FHN’s originated loan portfolio.

Purchase Credit Impaired Loans

Accounting Standards Codification Topic related to Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“ASC 310-30”), provides guidance for acquired loans that have experienced deterioration of credit quality at the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured (“PCI loans”). PCI loans are initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flows includes all contractually expected amounts (including interest) and incorporates an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things.

Accretable yield is the excess of cash flows expected at acquisition over the initial investment in the loan and is recognized in interest income over the remaining life of the loan, or pool of loans. Nonaccretable difference is the difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition. In quarters subsequent to the acquisition date, FHN will re-estimate expected cash flows for PCI loans. Increases in expected cash flows from the last measurement will result

Note 4 – Loans (Continued)

in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has been recorded) with a prospective positive impact on interest income. Decreases to the expected cash flows will result in an increase in the allowance for loan losses through increased provision expense. Generally, PCI loans will not be reported as nonperforming loans, troubled debt restructurings (if pooled), or impaired loans unless there has been an other-than-temporary decline in the fair value of a loan below amortized cost or if it is probable that a loan has become impaired in periods subsequent to the acquisition.

The following table reflects the contractually required payments receivable, cash flows expected to be collected, and the fair value of purchase credit impaired loans at the acquisition date of June 7, 2013.

(Dollars in thousands)
Contractually required payments including interest	$69,264
Less: nonaccretable difference	(21,914)

Cash flows expected to be collected	47,350
Less: accretable yield	(4,464)

Fair value of loans acquired	$42,886

The following table presents a rollforward of the accretable yield for the three and six months ended June 30, 2013:

(Dollars in thousands)	Three and Six Months Ended June 30, 2013
Balance, beginning of period	$—
Impact of acquisition/purchase on June 7, 2013	4,464
Accretion	(121)

Balance, end of period	$4,343

Given the short period of time from acquisition date through June 30, 2013, estimated cash flows were not revised at period-end and consequently, there were no additions to the allowance for loan losses or adjustments to the nonaccretable difference or accretable yield. The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of June 30, 2013:

	June 30, 2013
(Dollars in thousands)	Ending balance	Unpaid balance
Commercial, financial and industrial	$3,586	$4,312
Commercial real estate	37,347	56,375
Consumer real estate	682	958
Credit card and other	18	26

Total	$41,633	$61,671

Concentrations

FHN has a concentration of loans secured by residential real estate (39 percent of total loans), the majority of which is in the consumer real estate portfolio (34 percent of total loans). Loans to finance and insurance companies total $1.6 billion (19 percent of the C&I portfolio, or 10 percent of the total loans). FHN had loans to mortgage companies totaling $1.4 billion (16 percent of the C&I portfolio, or 9 percent of total loans) as of June 30, 2013. As a result, 35 percent of the C&I category was sensitive to impacts on the financial services industry.

Regulatory Focus on Consumer Loan Accounting and Reporting

In first quarter 2012, the Office of the Comptroller of Currency (“OCC”) issued interagency guidance related to ALLL estimation and nonaccrual practices, and risk management policies for junior lien loans. As a result, FHN modified its nonaccrual policies in first quarter 2012, to place current second liens on nonaccrual if the first lien is owned or serviced by FHN and is 90 or more days past due. For non FHN-serviced first liens, in second quarter 2013, FHN received information from a third party vendor regarding the performance status of those first liens and placed stand-alone second liens on nonaccrual if the first lien was 90 days or more past due or had been modified. As a result of this new information, additions to nonperforming loans for the quarter ended June 30, 2013, were approximately $56 million and were largely concentrated in the consumer real estate portfolio. Because probable incurred losses had been contemplated in the allowance for loan loss estimate in prior quarters, this new information did not result in a significant increase in the ALLL in second quarter 2013.

Note 4 – Loans (Continued)

In third quarter 2012, the OCC clarified that residential real estate loans in which personal liability has been discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower are collateral dependent and should be reported as nonaccruing troubled debt restructuring (“TDR”). As a result, FHN charged-down such loans to the net realizable value of the collateral and the remaining balances were reported as nonaccruing TDRs regardless of the loan’s delinquency status.

Because of the composition of FHN’s residential real estate portfolios, these changes most significantly impacted the consumer real estate portfolio segment. The level of nonperforming loans and TDRs in the consumer real estate and permanent mortgage portfolios was affected by the regulatory actions discussed above.

Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow economic recovery, performance of the housing market, unemployment levels, the regulatory environment and recent guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired.

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

Individually Impaired

Generally, classified nonaccrual commercial loans over $1 million and all commercial and consumer loans classified as TDRs are deemed to be impaired and are individually assessed for impairment measurement in accordance with ASC 310-10-35. Generally, PCI loans are not considered impaired loans unless there are declines in fair value in reporting periods subsequent to the acquisition date. For all commercial portfolio segments, commercial TDRs and other individually impaired commercial loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the net realizable value. For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the ALLL until such time as a loss is expected and recognized; for impaired collateral-dependent loans, FHN will charge off the full difference between the book value and the best estimate of net realizable value.

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

Note 4 – Loans (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of April 1, 2012	$119,578	$46,049	$141,647	$32,572	$6,170	$346,016
Charge-offs	(10,159)	(4,002)	(29,136)	(3,071)	(3,360)	(49,728)
Recoveries	2,162	1,043	5,175	648	735	9,763
Provision	(936)	(1,544)	15,735	(1,037)	2,782	15,000

Balance as of June 30, 2012	110,645	41,546	133,421	29,112	6,327	321,051

Balance as of January 1, 2012	130,413	55,586	165,077	26,194	7,081	384,351
Charge-offs	(16,233)	(13,621)	(63,269)	(7,709)	(5,979)	(106,811)
Recoveries	6,676	1,539	9,314	1,171	1,811	20,511
Provision	(10,211)	(1,958)	22,299	9,456	3,414	23,000

Balance as of June 30, 2012	110,645	41,546	133,421	29,112	6,327	321,051

Allowance—individually evaluated for impairment	31,458	7,707	32,688	24,131	221	96,205
Allowance—collectively evaluated for impairment	79,187	33,839	100,733	4,981	6,106	224,846
Loans, net of unearned as of June 30, 2012:
Individually evaluated for impairment	155,863	92,645	125,040	119,537	933	494,018
Collectively evaluated for impairment	7,825,502	1,221,524	5,730,524	636,170	278,025	15,691,745

Total loans, net of unearned	7,981,365	1,314,169	5,855,564	755,707	278,958	16,185,763

Balance as of April 1, 2013	86,105	15,138	131,417	25,448	7,110	265,218
Charge-offs	(6,896)	(716)	(18,384)	(1,824)	(2,452)	(30,272)
Recoveries	4,101	1,470	5,030	624	763	11,988
Provision	10,192	(1,961)	2,785	2,855	1,129	15,000

Balance as of June 30, 2013	93,502	13,931	120,848	27,103	6,550	261,934

Balance as of January 1, 2013	96,191	19,997	128,949	24,928	6,898	276,963
Charge-offs	(11,332)	(2,097)	(42,380)	(5,211)	(5,352)	(66,372)
Recoveries	6,597	2,116	10,534	768	1,328	21,343
Provision	2,046	(6,085)	23,745	6,618	3,676	30,000

Balance as of June 30, 2013	93,502	13,931	120,848	27,103	6,550	261,934

Allowance—individually evaluated for impairment	16,201	552	42,393	22,725	240	82,111
Allowance—collectively evaluated for impairment	77,301	13,379	78,455	4,378	6,310	179,823
Loans, net of unearned as of June 30, 2013:
Individually evaluated for impairment	118,081	40,856	178,198	139,665	717	477,517
Collectively evaluated for impairment	8,245,494	1,140,003	5,370,560	606,489	315,350	15,677,896
Purchased credit impaired loans	3,586	37,347	682	—	18	41,633

Total loans, net of unearned	$8,367,161	$1,218,206	$5,549,440	$746,154	$316,085	$16,197,046

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at June 30, 2013 and 2012, by class related to individually impaired loans and consumer TDR’s. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and LOCOM have been excluded.

	June 30, 2013			Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$47,432	$55,225	$—	$54,140	$28	$53,873	$108
TRUPs	6,500	6,500	—	8,250	—	15,250	—
Income CRE	22,978	33,744	—	25,557	93	28,389	168
Residential CRE	10,967	15,997	—	12,630	59	12,803	122

Total	$87,877	$111,466	$—	$100,577	$180	$110,315	$398

Retail:
HELOC (a)	$19,709	$37,715	$—	$20,383	$—	$20,023	$—
R/E installment loans (a)	12,193	14,150	—	12,761	—	11,258	—
Permanent mortgage	14,796	14,796	—	14,715	—	13,206	—

Total	$46,698	$66,661	$—	$47,859	$—	$44,487	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$24,216	$30,555	$2,434	$13,985	$37	$17,258	$37
TRUPs	43,700	43,700	13,768	41,950	—	38,700	—
Income CRE	4,830	6,129	441	2,950	15	2,954	26
Residential CRE	2,081	3,944	111	1,041	16	521	16

Total	$74,827	$84,328	$16,754	$59,926	$68	$59,433	$79

Retail:
HELOC	$67,672	$67,672	$18,122	$65,369	$464	$63,661	$890
R/E installment loans	78,624	78,624	24,271	73,549	404	74,157	689
Permanent mortgage	124,869	124,869	22,725	123,332	705	124,280	1,388
Credit card & other	717	717	240	732	8	767	16

Total	$271,882	$271,882	$65,358	$262,982	$1,581	$262,865	$2,983

Total commercial	$162,704	$195,794	$16,754	$160,503	$248	$169,748	$477

Total retail	$318,580	$338,543	$65,358	$310,841	$1,581	$307,352	$2,983

Total impaired loans	$481,284	$534,337	$82,112	$471,344	$1,829	$477,100	$3,460

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	June 30, 2012			Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$62,122	$81,423	$—	$62,858	$204	$68,551	$407
TRUPs	47,000	47,000	—	47,000	—	47,000	—
Income CRE	51,375	92,153	—	57,783	76	59,514	153
Residential CRE	22,341	39,993	—	23,276	62	23,316	134

Total	$182,838	$260,569	$—	$190,917	$342	$198,381	$694

Impaired loans with related allowance recorded:
Commercial:
General C&I	$18,948	$18,948	$7,629	$15,889	$33	$16,696	$67
TRUPs	33,700	33,700	23,829	33,700	—	33,700	—
Income CRE	1,529	1,577	189	1,869	14	1,876	29
Residential CRE	17,400	17,400	7,518	18,457	—	19,276	—

Total	$71,577	$71,625	$39,165	$69,915	$47	$71,548	$96

Retail:
HELOC	$57,175	$57,175	$13,903	$54,793	$411	$53,547	$784
R/E installment loans	67,865	67,865	18,785	66,505	276	69,036	541
Permanent mortgage	119,537	119,537	24,131	110,785	734	96,300	1,390
Credit card & other	933	933	221	980	10	1,025	21

Total	$245,510	$245,510	$57,040	$233,063	$1,431	$219,908	$2,736

Total commercial	$254,415	$332,194	$39,165	$260,832	$389	$269,929	$790

Total retail	$245,510	$245,510	$57,040	$233,063	$1,431	$219,908	$2,736

Total impaired loans	$499,925	$577,704	$96,205	$493,895	$1,820	$489,837	$3,526

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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of June 30, 2013 and 2012:

	June 30, 2013
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total		Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$227,858	$—	$—	$—	$—	$227,858		2%	$75
2	176,086	—	—	1,809	116	178,011		2	73
3	186,420	—	—	5,520	—	191,940		2	207
4	295,896	—	—	7,763	321	303,980		3	455
5	658,296	—	—	33,783	128	692,207		7	1,321
6	989,615	141,660	—	175,144	10,288	1,316,707		14	2,812
7	1,023,498	379,727	—	218,459	2,292	1,623,976		17	3,469
8	956,367	532,802	—	222,598	4,837	1,716,604		19	5,677
9	665,510	286,958	—	127,895	1,134	1,081,497		11	9,779
10	435,497	45,532	—	137,057	529	618,615		6	8,030
11	428,761	—	—	40,635	1,238	470,634		5	10,336
12	126,410	—	—	39,872	2,431	168,713		2	2,885
13	151,532	—	332,708	32,488	768	517,496		5	9,013
14,15,16	200,683	343	3,335	63,723	9,175	277,259		3	36,548

Collectively evaluated for impairment	6,522,429	1,387,022	336,043	1,106,746	33,257	9,385,497		98	90,680
Individually evaluated for impairment	71,648	—	46,433	27,808	13,048	158,937		2	16,753

Total commercial loans	$6,594,077	$1,387,022	$382,476	$1,134,554	$46,305	$9,544,434	(b)	100%	$107,433

	June 30, 2012
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$203,162	$—	$—	$—	$—	$203,162	2%	$47
2	168,996	—	—	2,574	—	171,570	2	83
3	137,719	—	—	12,153	—	149,872	2	83
4	249,467	—	—	4,238	92	253,797	3	216
5	538,967	—	—	34,141	288	573,396	6	1,172
6	824,501	130,089	—	170,330	5,182	1,130,102	12	3,531
7	965,468	541,878	—	143,177	4,847	1,655,370	18	8,688
8	853,914	344,980	—	177,960	1,464	1,378,318	15	10,968
9	651,755	227,737	—	168,392	1,383	1,049,267	11	10,298
10	534,425	29,317	—	86,247	977	650,966	7	7,839
11	468,608	—	—	126,599	2,094	597,301	6	11,065
12	164,802	—	—	13,081	2,098	179,981	2	2,959
13	162,088	—	338,180	62,625	4,380	567,273	6	8,942
14,15,16	289,449	—	—	170,523	26,679	486,651	5	47,135

Collectively evaluated for impairment	6,213,321	1,274,001	338,180	1,172,040	49,484	9,047,026	97	113,026
Individually evaluated for impairment	81,070	—	74,793	52,904	39,741	248,508	3	39,165

Total commercial loans	$6,294,391	$1,274,001	$412,973	$1,224,944	$89,225	$9,295,534	100%	$152,191

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of June 30, 2013 and 2012, presented net of $29.9 million and $34.2 million, respectively, in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.
(b)	Balance as of June 30, 2013, excludes PCI loans amounting to $40.9 million.

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

Note 4 – Loans (Continued)

The following tables reflect period-end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of June 30, 2013 and 2012:

HELOC	June 30, 2013			June 30, 2012
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$98,178	712	702	$153,428	721	715
2003	186,941	730	719	249,536	733	724
2004	447,817	727	718	546,681	728	719
2005	572,954	733	720	679,687	734	720
2006	421,023	740	726	500,840	741	726
2007	441,879	744	728	521,706	746	731
2008	240,776	754	747	279,200	755	749
2009	126,901	751	743	163,683	753	750
2010	128,058	753	750	159,522	754	753
2011	124,889	759	755	155,018	759	757
2012	153,692	759	759	79,029	761	760
2013	72,772	760	759	—	—	—

Total	$3,015,880	740	730	$3,488,330	740	730

R/E Installment Loans	June 30, 2013			June 30, 2012
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$29,998	683	684	$46,628	688	686
2003	90,764	718	728	134,820	721	731
2004	61,949	702	705	84,741	708	705
2005	183,982	717	712	239,744	719	714
2006	197,308	716	704	261,208	720	706
2007	283,175	726	711	364,488	728	712
2008	98,690	724	719	131,770	729	725
2009	46,487	746	740	77,922	750	749
2010	138,621	747	753	173,949	746	754
2011	365,971	760	762	449,788	761	759
2012	727,688	764	764	402,176	765	763
2013	308,927	759	758	—	—	—

Total	$2,533,560	745	742	$2,367,234	739	733

Permanent Mortgage	June 30, 2013			June 30, 2012
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2004 (a)	$226,048	725	726	$139,097	724	733
2004	26,804	714	692	49,133	715	688
2005	43,459	737	713	54,680	740	715
2006	86,655	733	712	100,164	735	708
2007	248,727	733	711	279,185	733	705
2008	114,461	742	713	133,448	742	713

Total	$746,154	731	713	$755,707	733	711

(a)	Increase in 2013 balance within the pre-2004 vintages reflect the impact of clean-up calls exercised by FHN during first quarter 2013 and third quarter 2012.

Note 4 – Loans (Continued)

The following table reflects accruing delinquency amounts for the credit card and other portfolio classes as of June 30:

	Credit Card		Other
(Dollars in thousands)	2013	2012	2013	2012
Accruing delinquent balances:
30-89 days past due	$1,475	$1,569	$371	$369
90+ days past due	1,216	1,286	98	339

Total	$2,691	$2,855	$469	$708

Nonaccrual and Past Due Loans

For all portfolio segments and classes, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments, but there are atypical loan structures or other borrower-specific issues. PCI loans are classified in the table below as accruing. FHN does have a meaningful portion of loans that are classified as nonaccrual but where loan payments are received including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and current second liens behind first liens with performance issues. The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer real estate loan on nonaccrual status if it is 30 or more days delinquent at the time of modification and is determined to be a TDR, except for residential real estate secured loans discharged in bankruptcy (“discharged bankruptcies”) that are placed on nonaccrual, regardless of delinquency status. Stand-alone second liens are placed on nonaccrual status if they are behind first liens that are 90 days or more past due or the first lien has been modified.

The following table reflects accruing and non-accruing loans by class on June 30, 2013:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,509,238	$9,812	$650	$6,519,700	$33,855	$8,398	$32,124	$74,377	$6,594,077
Loans to mortgage companies	1,386,679	—	—	1,386,679	—	—	343	343	1,387,022
TRUPs (a)	336,043	—	—	336,043	—	—	46,433	46,433	382,476
Purchased credit impaired loans	3,586	—	—	3,586	—	—	—	—	3,586

Total commercial C&I	8,235,546	9,812	650	8,246,008	33,855	8,398	78,900	121,153	8,367,161

Commercial real estate:
Income CRE	1,105,815	5,001	463	1,111,279	4,403	—	18,872	23,275	1,134,554
Residential CRE	35,995	203	—	36,198	748	—	9,359	10,107	46,305
Purchased credit impaired loans	36,408	856	83	37,347	—	—	—	—	37,347

Total commercial real estate	1,178,218	6,060	546	1,184,824	5,151	—	28,231	33,382	1,218,206

Consumer real estate:
HELOC	2,896,298	24,339	15,830	2,936,467	62,663	5,549	11,201	79,413	3,015,880
R/E installment loans	2,471,921	14,658	6,178	2,492,757	28,894	3,361	7,866	40,121	2,532,878
Purchased credit impaired loans	527	155	—	682	—	—	—	—	682

Total consumer real estate	5,368,746	39,152	22,008	5,429,906	91,557	8,910	19,067	119,534	5,549,440

Permanent mortgage	689,059	12,211	6,529	707,799	15,161	1,421	21,773	38,355	746,154

Credit card & other
Credit card	184,687	1,475	1,216	187,378	—	—	—	—	187,378
Other	126,511	370	98	126,979	1,705	5	—	1,710	128,689
Purchased credit impaired loans	17	1	—	18	—	—	—	—	18

Total credit card & other	311,215	1,846	1,314	314,375	1,705	5	—	1,710	316,085

Total loans, net of unearned	$15,782,784	$69,081	$31,047	$15,882,912	$147,429	$18,734	$147,971	$314,134	$16,197,046

(a)	Total TRUPs includes LOCOM valuation allowance of $29.9 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on June 30, 2012:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,189,015	$21,152	$1,735	$6,211,902	$43,834	$7,752	$30,903	$82,489	$6,294,391
Loans to mortgage companies	1,274,001	—	—	1,274,001	—	—	—	—	1,274,001
TRUPs (a)	338,180	—	—	338,180	—	—	74,793	74,793	412,973

Total commercial C&I	7,801,196	21,152	1,735	7,824,083	43,834	7,752	105,696	157,282	7,981,365

Commercial real estate:
Income CRE	1,161,209	6,508	—	1,167,717	17,449	930	38,848	57,227	1,224,944
Residential CRE	44,413	5,973	—	50,386	19,505	921	18,413	38,839	89,225

Total commercial real estate	1,205,622	12,481	—	1,218,103	36,954	1,851	57,261	96,066	1,314,169

Consumer real estate:
HELOC	3,410,676	31,603	20,401	3,462,680	13,852	1,906	9,892	25,650	3,488,330
R/E installment loans	2,322,870	18,593	10,588	2,352,051	8,297	1,421	5,465	15,183	2,367,234

Total consumer real estate	5,733,546	50,196	30,989	5,814,731	22,149	3,327	15,357	40,833	5,855,564

Permanent mortgage	711,111	6,775	5,650	723,536	13,054	2,299	16,818	32,171	755,707

Credit card & other
Credit card	181,792	1,569	1,286	184,647	—	—	—	—	184,647
Other	91,535	369	339	92,243	268	—	1,800	2,068	94,311

Total credit card & other	273,327	1,938	1,625	276,890	268	—	1,800	2,068	278,958

Total loans, net of unearned	$15,724,802	$92,542	$39,999	$15,857,343	$116,259	$15,229	$196,932	$328,420	$16,185,763

(a)	Total TRUPs includes LOCOM valuation allowance of $34.2 million.

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

For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor in exchange for payment, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as Home Affordable Modification Programs (“HAMP”). Within the HELOC, R/E installment loans and permanent mortgage classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

All loans that were acquired from MNB that would otherwise meet the criteria for classification as TDRs are excluded from the tables below.

Note 4 – Loans (Continued)

On June 30, 2013 and 2012, FHN had $395.7 million and $338.8 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $67.5 million and $64.4 million, or 17 percent and 19 percent of TDR balances, as of June 30, 2013 and 2012, respectively. Additionally, FHN had restructured $188.9 million and $139.3 million of loans-held-for-sale as of June 30, 2013 and 2012, respectively. Loans held-for-sale are presented at UPB before fair value adjustments and do not carry reserves.

The following tables reflect portfolio loans (excluding acquired loans) that were classified as TDRs during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	3	$14,947	$14,941	8	$16,189	$16,179

Total commercial (C&I)	3	14,947	14,941	8	16,189	16,179

Commercial real estate:
Income CRE	1	288	288	1	288	288
Residential CRE	—	—	—	—	—	—

Total commercial real estate	1	288	288	1	288	288

Consumer real estate:
HELOC	92	8,758	8,734	207	16,517	16,285
R/E installment loans	97	13,390	13,326	276	19,675	19,559

Total consumer real estate	189	22,148	22,060	483	36,192	35,844

Permanent mortgage	14	8,306	8,385	26	13,043	13,237
Credit card & other	17	92	89	28	154	148

Total troubled debt restructurings	224	$45,781	$45,763	546	$65,866	$65,696

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	7	$17,538	$17,444	11	$18,121	$18,020

Total commercial (C&I)	7	17,538	17,444	11	18,121	18,020

Commercial real estate:
Income CRE	3	546	529	6	8,507	8,358
Residential CRE	1	38	37	2	88	87

Total commercial real estate	4	584	566	8	8,595	8,445

Consumer real estate:
HELOC	60	6,562	6,522	94	10,643	10,595
R/E installment loans	51	5,635	4,654	110	13,178	12,265

Total consumer real estate	111	12,197	11,176	204	23,821	22,860

Permanent mortgage	24	19,774	19,998	62	49,667	50,062
Credit card & other	140	871	841	162	962	928

Total troubled debt restructurings	286	$50,964	$50,025	447	$101,166	$100,315

Note 4 – Loans (Continued)

The following table presents TDRs which re-defaulted during the three and six months ended June 30, 2013 and 2012, and as to which the modification occurred 12 months or less prior to the re-default. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN generally defines payment default as 30 plus days past due.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	1	$220	3	$2,824

Total commercial (C&I)	1	220	3	2,824

Commercial real estate:
Income CRE	—	—	—	—
Residential CRE	—	—	—	—

Total commercial real estate	—	—	—	—

Consumer real estate:
HELOC	2	133	9	477
R/E installment loans	—	—	4	129

Total consumer real estate	2	133	13	606

Permanent mortgage	1	211	10	4,609
Credit card & other	6	26	8	31

Total troubled debt restructurings	10	$590	34	$8,070

Certain previously reported amounts have been reclassified to agree with current presentation.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	11	$9,069	18	$13,059

Total commercial (C&I)	11	9,069	18	13,059

Commercial real estate:
Income CRE	5	6,086	10	8,444
Residential CRE	1	136	2	186

Total commercial real estate	6	6,222	12	8,630

Consumer real estate:
HELOC	6	420	16	1,630
R/E installment loans	11	1,476	29	3,182

Total consumer real estate	17	1,896	45	4,812

Permanent mortgage	3	772	3	772
Credit card & other	4	16	15	52

Total troubled debt restructurings	41	$17,975	93	$27,325

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

Note 5 – Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 17 – Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology and Note 15 – Derivatives for a discussion of how FHN hedges the fair value of MSR. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $16 billion and $21 billion of mortgage loans on June 30, 2013 and 2012, respectively, for which a servicing right has been capitalized.

Following is a summary of changes in capitalized MSR as of June 30, 2013 and 2012:

(Dollars in thousands)	First Liens	Second Liens	HELOC	Total
Fair value on January 1, 2012	$140,724	$231	$3,114	$144,069
Reductions due to loan payments	(12,164)	(16)	(155)	(12,335)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(2,396)	—	—	(2,396)
Other changes in fair value	(79)	—	32	(47)

Fair value on June 30, 2012	$126,085	$215	$2,991	$129,291

Fair value on January 1, 2013	$111,314	196	2,801	114,311
Reductions due to loan payments	(10,991)	(69)	(238)	(11,298)
Reductions due to exercise of cleanup calls	(495)	—	—	(495)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	11,330	—	—	11,330
Other changes in fair value	(82)	45	42	5

Fair value on June 30, 2013	$111,076	$172	$2,605	$113,853

Servicing, late, and other ancillary fees recognized within mortgage banking income were $12.3 million and $15.0 million for the three months ended June 30, 2013 and 2012, respectively, and $24.4 million and $32.2 million for the six months ended June 30, 2013 and 2012, respectively. FHN services a portfolio of mortgage loans related to transfers by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $1.4 million and $1.9 million at June 30, 2013 and 2012, respectively. The aggregate principal balance serviced by FHN for these transactions was $.3 billion at June 30, 2013 and $.4 billion at June 30, 2012. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. On June 30, 2013 and 2012, FHN had $12.3 million and $12.4 million, respectively, of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within Other short-term borrowings in the Consolidated Condensed Statements of Condition.

Note 6 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2011	$133,659	$26,243
Amortization expense	—	(1,952)
Additions	583	368

June 30, 2012	$134,242	$24,659

December 31, 2012	134,242	22,700
Amortization expense	—	(1,856)
Additions	13,520	2,300

June 30, 2013	$147,762	$23,144

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

The gross carrying amount of other intangible assets subject to amortization is $60.1 million on June 30, 2013, net of $37.0 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $2.0 million for the remainder of 2013, and $3.8 million, $3.6 million, $3.4 million, $3.2 million, and $3.1 million for the twelve-month periods of 2014, 2015, 2016, 2017, and 2018, respectively.

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through June 30, 2013. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non-Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2011	$—	$36,238	$97,421	$133,659

Additions	—	—	583	583
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2012	—	—	583	583

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

June 30, 2012	$—	$36,238	$98,004	$134,242

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2012	$—	$36,238	$98,004	$134,242

Additions	—	13,520	—	13,520
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2013	—	13,520	—	13,520

Gross goodwill	$199,995	$49,758	$98,004	$347,757
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

June 30, 2013	$—	$49,758	$98,004	$147,762

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
All other income and commissions:
Bankcard income	$5,299	$5,705	$10,181	$11,320
Bank-owned life insurance	3,946	4,659	9,418	9,431
Other service charges	3,503	3,212	6,589	6,505
ATM interchange fees	2,627	2,669	5,011	5,225
Electronic banking fees	1,585	1,632	3,147	3,338
Letter of credit fees	1,196	1,560	2,695	2,894
Deferred compensation (a)	(278)	(1,020)	1,315	2,099
Other	3,777	4,434	7,234	10,255

Total	$21,655	$22,851	$45,590	$51,067

All other expense:
Advertising and public relations	$4,121	$3,153	$8,068	$7,403
Other insurance and taxes	3,076	3,130	6,122	6,329
Tax credit investments	2,989	4,214	5,961	8,822
Travel and entertainment	2,372	2,435	4,220	4,299
Customer relations	1,255	1,348	2,533	2,203
Employee training and dues	1,229	1,230	2,483	2,322
Litigation and regulatory matters	900	22,100	6,070	22,253
Bank examinations costs	829	800	1,657	1,599
Supplies	705	817	1,760	1,850
Loan insurance expense	503	636	1,043	1,225
Federal service fees	282	328	564	649
Other	5,223	13,927	11,550	19,630

Total	$23,484	$54,118	$52,031	$78,584

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30, 2013:

(Dollars in thousands)	Unrealized Gain/(Loss) On Securities Available-For- Sale	Pension and Post Retirement Plans	Total
Balance as of April 1, 2013	$48,591	$(200,230)	$(151,639)
Other comprehensive income before reclassifications, Net of tax benefit of $24.5 million and tax expense of $0.2 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(39,152)	352	(38,800)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $1.1 million for pension and post retirement plans	—	1,774	1,774

Net current period other comprehensive income, Net of tax benefit of $24.5 million and tax expense of $1.3 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(39,152)	2,126	(37,026)

Balance as of June 30, 2013	$9,439	$(198,104)	$(188,665)

Balance as of January 1, 2013	$55,250	$(201,593)	$(146,343)
Other comprehensive income before reclassifications, Net of tax benefit of $28.7 million and tax expense $.1 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(45,811)	169	(45,642)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $2.1 million for pension and post retirement plans	—	3,320	3,320

Net current period other comprehensive income, Net of tax benefit of $28.7 million and tax expense of $2.2 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(45,811)	3,489	(42,322)

Balance as of June 30, 2013	$9,439	$(198,104)	$(188,665)

Note 9 – Earnings Per Share

The following tables provide a reconciliation of the numerators used in calculating earnings/(loss) per share attributable to common shareholders:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Income/(loss) from continuing operations	$45,235	$(122,417)	$89,774	$(88,611)
Income/(loss) from discontinued operations, net of tax	1	487	431	52

Net income/(loss)	45,236	(121,930)	90,205	(88,559)
Net income attributable to noncontrolling interest	2,843	2,844	5,656	5,688

Net income/(loss) attributable to controlling interest	42,393	(124,774)	84,549	(94,247)
Preferred stock dividends	1,550	—	2,738	—

Net income/(loss) available to common shareholders	$40,843	$(124,774)	$81,811	$(94,247)

Income/(loss) from continuing operations	$45,235	$(122,417)	$89,774	$(88,611)
Net income attributable to noncontrolling interest	2,843	2,844	5,656	5,688
Preferred stock dividends	1,550	—	2,738	—

Net income/(loss) from continuing operations available to common shareholders	$40,842	$(125,261)	$81,380	$(94,299)

The component of Income/(loss) from continuing operations attributable to FHN as the controlling interest holder was $42.4 million and $(125.3) million during the three months ended June 30, 2013 and 2012, respectively, and $84.1 million and $(94.3) million during the six months ended June 30, 2013 and 2012, respectively.

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Shares in thousands)	2013	2012	2013	2012
Weighted average common shares outstanding—basic	239,248	249,104	240,055	251,317
Effect of dilutive securities	1,643	—	1,804	—

Weighted average common shares outstanding—diluted	240,891	249,104	241,859	251,317

The following tables provide a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Earnings/(loss) per common share:
Income/(loss) per share from continuing operations available to common shareholders	$0.17	$(0.50)	$0.34	$(0.38)
Income/(loss) per share from discontinued operations, net of tax	—	—	—	—

Net income/(loss) per share available to common shareholders	$0.17	$(0.50)	$0.34	$(0.38)

Diluted earnings/(loss) per common share:
Diluted income/(loss) per share from continuing operations available to common shareholders	$0.17	$(0.50)	$0.34	$(0.38)
Diluted income/(loss) per share from discontinued operations, net of tax	—	—	—	—

Diluted income/(loss) per share available to common shareholders	$0.17	$(0.50)	$0.34	$(0.38)

For the three and six months ended June 30, 2013, the dilutive effect for all potential common shares was 1.6 million and 1.8 million, respectively. For the three and six months ended June 30, 2012, all potential common shares were antidilutive due to the net loss attributable to common shareholders for these periods. 8.6 million and 10.5 million stock options, with weighted average exercise prices of $21.35 and $21.54 per share for the three months ended June 30, 2013 and 2012, respectively, were excluded from diluted shares because including such shares would be antidilutive. 8.7 million and 10.6 million stock options, with weighted average exercise prices of $21.89 and $22.26 per share for the six months ended June 30, 2013 and 2012, respectively, were also excluded from diluted shares. Other equity awards of 3.4 million and 3.5 million for the three and six months ended, June 30, 2012, respectively, were excluded from diluted shares because including such shares would have been antidilutive.

Note 10 – Contingencies and Other Disclosures

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

In addition, disclosure of a range of reasonably possible loss associated with litigation matters, as prescribed by applicable financial accounting guidance, is provided as to those matters where there is more than a remote chance of an estimable, material loss outcome for FHN in excess of currently established loss liabilities. Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to such threatened or pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.

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

Litigation—Loss Contingencies

Set forth below are discussions of certain pending or threatened litigation matters. These material loss contingency matters generally fall into the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is unable to determine an amount of material loss liability; or (iii) FHN has determined that material loss is not probable but is “reasonably possible” (as defined in applicable accounting guidance, there is more than a remote chance of a material loss outcome for FHN). In all litigation matters discussed, except as indicated, FHN has estimated a range of reasonably possible loss outcomes in excess of any currently established loss liabilities. In all litigation matters discussed, unless settled, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2013, the aggregate amount of liabilities established for the litigation loss contingency matters discussed below was $20.9 million. Only one pending matter discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below, the FHFA case, is among those matters for which a liability has been established. The liabilities discussed in this paragraph relate only to litigation matters and are separate from those discussed under the heading “Established Repurchase Liability” below.

Note 10 – Contingencies and Other Disclosures (Continued)

In each potential loss contingency litigation matter discussed below, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2013, FHN estimates that, for those litigation loss contingency matters discussed below as to which reasonably possible loss is estimable, reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $227 million. Of those matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters,” only the FHFA, Charles Schwab, and Western & Southern suits are included in that range.

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

RPL-Included First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss. Those estimable matters are the FHFA, Charles Schwab, and Western & Southern cases. The estimates for those matters are included in the range of reasonably possible loss discussed above. The estimates are subject to significant uncertainties regarding: the dollar amount claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the outcome of potentially dispositive early stage motions such as motions to dismiss; the availability of significantly dispositive defenses such as statutes of limitations or repose; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; the incomplete status of the discovery process; and the lack of precedent claims.

Matters Not Included in Reasonably Possible Loss Range

RPL-Excluded First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss as mentioned in the preceding paragraph, and for others FHN has not. Those matters which currently are not estimable are the FDIC cases and the FHLB of San Francisco, Metropolitan Life, Royal Park, and FDIC indemnity cases. FHN is unable to estimate a range of reasonably possible loss due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase for those claims seeking asset repurchase; the non-started or incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims.

Inquiry Regarding FHA-Insured Loans. Since second quarter 2012 FHN has been cooperating with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain FHA-insured loans. During second quarter 2013 DOJ and HUD provided FHN with preliminary findings of the investigation, which has focused on a small sample of loans and remains incomplete. No demand or claim has been made of FHN, and FHN has begun its own analysis of the sample. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter. FHN has established no liability for this matter and is not able to estimate a range of reasonably possible loss due to significant uncertainties regarding: the absence of any specific demand or claim; the potential remedies, including any amount of enhanced damages, that might be available or awarded; the availability of significantly dispositive defenses; FHN’s lack of information that would enable FHN to access performance concerning its FHA-insured originations, many of which FHN does not service; and the small number of precedent claims and resolutions.

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

Branch Sale Litigation Matter. Manufacturers & Traders Trust Company (“M&T”) has pursued an arbitration claim against FTBNA arising out of FTBNA’s sale of certain branch assets to M&T in 2007. M&T claimed that FTBNA violated its obligations to repurchase home equity lines of credit (“HELOCs”) that it sold to M&T as part of the asset sale agreement. M&T alleged that the

Note 10 – Contingencies and Other Disclosures (Continued)

loans either are not in conformity with FTBNA’s representations about them or are insured and sold due to mutual mistake or both. At this time, as a result of rulings to date, the unresolved aspects of the claim have narrowed to claims for certain expenses and other non-loan items. FHN estimates that future reasonably possible loss related to this matter should fall within currently established liabilities.

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

At the time this report is filed, FHN, along with multiple defendants, is defending several lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations (“FH proprietary securitizations”) were sold to them were materially deficient. The plaintiffs and venues of these suits are: (1) the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, in U.S. District Court for the Southern District of New York (Case No. 11-cv-6193 (PGG)); (2) Charles Schwab Corp. in the Superior Court of San Francisco, California (Case No. 10-501610); (3) Western & Southern Life Insurance Co, among others in the Court of Common Pleas, Hamilton County, Ohio (Case No. A1105352); (4) Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Middle District of Alabama (Case No. CV-12-791-WKW-WC); and (5) FDIC as a receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiffs in the pending suits claim to have purchased certificates in a number of separate FH proprietary securitizations and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought.

In addition, during the second quarter of 2013 FHN settled a similar case: Federal Home Loan Bank (“FHLB”) of Chicago in the Circuit Court of Cook County, Illinois (Case No. 10 CH 45033). The settlement amount did not differ materially from previously established liability for this matter. As this suit no longer is pending it is omitted from the remainder of this discussion and related amounts have been removed from the table below.

In some of the pending suits, underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased senior certificates in FH proprietary securitizations. FHN has not been named a defendant in these suits, which FHN is defending indirectly as indemnitor. The plaintiffs and venues of these other suits are: (6) FHLB of San Francisco, in the Superior Court of San Francisco County, California (Case No. CGC-10-497840); (7) Metropolitan Life Insurance Co., in the Supreme Court of New York County, New York (No. 651360-2012); and (8) Royal Park Invs. SA/NV, in the Supreme Court of New York County, New York (No. 652607-2012).

Details concerning the original purchase amounts and ending balances of the investments at issue in these pending suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. Information about the performance of the FH proprietary securitizations related to these suits is available in monthly reports published by the trustee for the securitization trusts. FHN believes that certain plaintiffs did not purchase the entire certificate in the securitizations in which they invested. Reporting by the trustee is at a certificate level and as a result, ending certificate balances in the following table were adjusted to reflect FHN’s estimate of the ending balance of the partial certificates purchased by these plaintiffs. Plaintiffs in the pending lawsuits claimed to have purchased a total of $1.1 billion of certificates and the purchase price of the certificates subject to the indemnification requests total $331.4 million. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in most cases the securitization provided for sub-classifications within the Senior or Junior groups.

Note 10 – Contingencies and Other Disclosures (Continued)

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
Original Purchase Price:
2005 (a)	$843,868	$—	$30,000	$—
2006 (a)	307,926	—	—	9,793
2007	204,061	—	50,000	7,084

Total	$1,355,855	$—	$80,000	$16,877

Ending Balance per the June 25, 2013, trust statements:
2005	$319,436	$—	$10,944	$—
2006	111,854	—	—	3,300
2007	106,136	—	16,990	—

Total	$537,426	$—	$27,934	$3,300

(a)	The amounts shown in the table which are the subject of the FHFA litigations include $230,020 of the Senior Alt-A loans from 2006 and $643,751 of the Senior Alt-A loans from 2005.

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

The ending certificate balance of the investments which are the subject of the FHFA lawsuit was $324.7 million as reported on the June 25, 2013, trust statements, with approximately 85 percent of the remaining balances performing. Cumulative losses on the FHFA investments which are the subject of the lawsuit, as reported on the trust statements, represent approximately 7 percent of the original principal amount underlying the certificates purchased. The total ending certificate balance of the investments which are the subject of the remaining lawsuits was $243.9 million as reported on the June 25, 2013, trust statements, with approximately 80 percent of the remaining balances performing. Cumulative losses on the investments which are the subject of the remaining lawsuits, as reported on the trust statements, represent approximately 7 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses may not take into account all outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; reimbursement of those advances to the servicer may increase cumulative losses. Losses are often reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

As discussed under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or other parties to transactions seeking indemnity. At June 30, 2013, except for the FHFA case, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

Contract Claim Settlement Process – Mortgage Repurchase Pipeline

For several years FHN has received claims from government sponsored enterprises (“GSEs”), other government agencies, mortgage insurers, and others that FHN breached certain representations and warranties made in connection with whole-loan sales prior to September 2008. Generally such claims request or otherwise demand that FHN repurchase the loans or otherwise make the purchaser whole. FHN analyzes these claims using a pipeline approach. FHN reviews each claim in the pipeline and either offers to satisfy the claim or rejects the claim by asking the claimant to rescind it. FHN has established a material loss liability for probable incurred losses related to repurchase obligations for breaches of representations and warranties. As of June 30, 2013, none of these claims had become active litigation. These matters and the associated reserving methodologies are discussed under “Legacy Home Loan Sales and Servicing.”

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

Regarding these past first lien loan sale activities, FHN has exposure to potential loss primarily through two avenues. First, purchasers of these mortgage loans may request that FHN repurchase loans or make the purchaser whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties differ based on deal structure and counterparty. For whole-loan sales, a claimant generally would be the purchaser. For securitizations, a repurchase claimant generally would be a trustee. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. In addition, augmenting these avenues: the trustee for the securitized loans may seek repurchase of loans under contractual remedies; some of the loans that were sold or securitized were insured and the insurance carrier may seek repurchase or make-whole remedies by claiming that FHN violated certain contractual representations and warranties made in connection with the insurance contract; some of the loans sold to non-Agency whole-loan purchasers were included in securitizations of the purchasers, and the purchasers may seek repurchase or indemnification for losses and expenses caused by such a violation by FHN; and, some loans were originated under government insurance or guarantee programs and the government agency, or a person acting on its behalf, may seek contractual or statutory remedies based on claimed violations of the requirements of the respective program. In some cases FHN retains the servicing of the loans sold or securitized and so has substantial visibility into the status of the loans; in many cases FHN does not retain servicing and has had very limited or no such direct visibility.

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

On August 31, 2008 FHN sold its national mortgage and servicing platforms along with a portion of its servicing assets and obligations. This is sometimes referred to as the “2008 sale,” the “2008 divestiture,” the “platform sale,” or other similar terms. FHN contracted with the purchaser to have its remaining servicing obligations sub-serviced by the purchaser through August 2011.

Loans Sold With Full or Limited Recourse

Although not a substantial part of FHN’s former business, FHN sold certain Agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance (“MI”), the Federal Housing Administration (“FHA”) insurance, or the Veteran’s Administration (“VA”) guaranty. On June 30, 2013 and 2012, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $32.2 million and $39.8 million, respectively.

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

FHN also has potential loss exposure from claims that FHN violated FHA or VA requirements related to the origination of the loans and insurance or guarantee claims filed related to the loans. Additional information concerning a pending investigation related to FHA-insured lending is provided in “Inquiry Regarding FHA-Insured Loans” above.

Unless otherwise noted, the remaining discussion under this section, “Legacy Home Loan Sales and Servicing,” excludes information concerning full or limited recourse loan sales.

Note 10 – Contingencies and Other Disclosures (Continued)

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

Generally these loans were sold without recourse for credit loss. However, if it is determined that the loans sold were in breach of representations or warranties required by the Agency and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the UPB or make the purchaser whole for the economic loss incurred by the purchaser of such loan. Such representations and warranties required by the Agencies typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to the GSEs. Since the mortgage platform sale in 2008 through June 30, 2013, Agencies have accounted for the vast majority of repurchase/make-whole claims received.

First Horizon Branded Proprietary Mortgage Securitizations

From 2005 through 2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the FH brand. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. FHN still services substantially all of the remaining loans sold through FH proprietary securitizations. As of June 30, 2013, the remaining UPB in active FH proprietary securitizations from 2005 through 2007 was $7.8 billion consisting of $5.3 billion Alt-A mortgage loans and $2.5 billion Jumbo mortgage loans. Representations and warranties were made to the securitization trustee for the benefit of investors. As such, FHN has exposure to the trustee for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure to investors for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of June 30, 2013, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitizations based on breaches of representations and warranties.

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

In addition, the FH proprietary securitization trustee generally may initiate a loan review, without prior official action by investors, for the purpose of determining compliance with applicable representations and warranties with respect to any or all of the active FH proprietary securitizations. If non-compliance is discovered, the trustee may seek repurchase or other relief. At June 30, 2013, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN. Accordingly, FHN is not able to estimate any liability for this risk. FHN similarly is not able to estimate a range of reasonably possible losses associated with this risk, and no such amounts are included in the aggregate range discussed above. Those inabilities are due to significant uncertainties regarding: the absence of claims made; the nature and outcome of any claims process or related settlement discussions if pursued; the outcome of litigation if litigation is pursued; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; and the lack of precedent claims.

Also unlike loans sold to the GSEs through non-recourse whole-loan sales, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, investors could

Note 10 – Contingencies and Other Disclosures (Continued)

pursue (and in certain cases mentioned below, are pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. Claims for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes, and the statutory remedies typically could include rescission of the investment or monetary damages measured in relation to the original investment made. Any such statutory claim would be subject to applicable limitation periods and other statutory defenses. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort are likely to be resolved in a litigation context in most cases, unlike the GSE repurchase experience to date. The analysis of loss content and establishment of appropriate liabilities in those cases would follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case, a determination of whether material loss is probable, and (if so) an estimation of the amount of ultimate loss, if any can be estimated. FHN expects most litigation claims to take much longer to resolve than repurchase requests typically have taken.

Monoline insurance was a form of credit enhancement provided to a securitization by an insurer not affiliated with FHN. Subject to the terms and conditions of the policy, the insurer guaranteed payments of accrued interest and principal due to the investors. None of the FH proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. In certain limited situations, insurance was provided for a specific senior retail class of holders within an individual securitization. The only insured certificate more recent than 2004 is from 2005 and covered $25.0 million of original certificate balance. The trustee statement dated June 25, 2013, reported to FHN that the remaining outstanding certificate balance for the class was $23.6 million. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level class.

Other First Horizon Branded Proprietary Securitizations

FHN originated and sold home equity lines and second lien loans through certain FH proprietary securitization trusts, most of which related to HELOC loans. As of June 30, 2013, only three of those securitizations, all HELOC, remain active; the rest have been retired as a result of clean-up calls exercised by FHN. Each remaining trust issued notes backed by these loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. The Trustee statements dated June 25, 2013, reported that the cumulative original and current outstanding note balances of the FH proprietary HELOC securitizations were $961.8 million and $330.4 million, respectively.

The loans in the FH HELOC securitization trusts are included on FHN’s balance sheet in accordance with Generally Accepted Accounting Principles either as consolidated variable interest entities (“VIEs”) or because the securitization did not qualify for sale treatment under GAAP. These loans and the associated credit risk are reflected in FHN’s consolidated financial statements. As of June 30, 2013, the loans related to the consolidated VIEs and the associated ALLL are reflected as “restricted” on the Consolidated Condensed Statements of Condition.

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

Other Whole-loan Sales

FHN has sold first lien mortgages without recourse through whole-loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of June 30, 2013, 11 percent of repurchase/make-whole claims relate to private whole loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Note 10 – Contingencies and Other Disclosures (Continued)

Many of these loans were included by the purchasers in non-FH securitizations. FHN’s contractual representations and warranties to these loan purchasers generally included indemnity covenants for losses and expenses applicable to the securitization caused by FHN’s breach. Currently the following categories of actions are pending which involve FHN and non-Agency whole-loan sales: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in two legal actions involving FHN-originated loans. In some cases the loans to be reviewed, or which otherwise are at issue, have not been identified specifically. Assignees can include securitizers or securitization trustees, among others. A loan is included in the repurchase pipeline only when an identifiable demand for repurchase has been made outside of active litigation.

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

The FDIC, FHFA and FHLB of San Francisco subpoenas also concern loans sold by FHN to non-Agency purchasers on a whole-loan basis which were included by those purchasers in non-FH securitizations. That lending activity is discussed above under “Other Whole-loan Sales.” In addition, the FHLB of Seattle has subpoenaed FHN in connection with FHN-originated loans that were included in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. Other than the dollar amounts of those investments which are the subject of the FDIC’s active litigation as receiver for Colonial Bank, FHN has limited information regarding at least some of the loans under review or the dollar amounts invested in relation to the FDIC, FHFA, and FHLB subpoenas. The FDIC subpoenas overlap partially, and the FHFA subpoenas overlap substantially, with the ongoing litigation matters mentioned above under “Litigation—Loss Contingencies.”

The subpoenas discussed above relate to ongoing reviews which ultimately could result in claims against FHN. The original and current (as of June 25, 2013 trust statements) combined first lien certificate balances of the related FH proprietary securitizations in which the credit unions invested were $321.6 million and $120.0 million, respectively. The original and current (as of June 25, 2013 trust statements) HELOC certificate balances of the related FH proprietary HELOC securitization in which the credit unions invested was $299.8 million and $89.8 million. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of San Francisco invested are $501.1 million and $158.1 million, respectively. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of Atlanta invested are $56.1 million and $12.3 million, respectively. There are limitations as to FHN’s knowledge of the amount of FH proprietary securitizations investments that are subject to the FDIC, FHFA and FHLB of San Francisco subpoenas. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline.

Private Mortgage Insurance

MI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices related to GSE-owned loans are not formal repurchase requests, FHN includes these in the active repurchase request pipeline. FHN tracks and monitors MI cancellation notices received and considers the amount of loans sold to GSEs where MI coverage has ultimately been lost when assessing the overall adequacy of FHN’s repurchase liability. As of June 30, 2013 and 2012, $473.9 million and $393.7 million, respectively, of loans sold or securitized have lost MI coverage.

Established Repurchase Liability

In second quarter 2012, significant new information was received from Fannie Mae, including information relating to loans previously transferred and no longer serviced by FHN. Fannie Mae updates this information periodically, and updated this information most recently in second quarter 2013. FHN’s current estimate of losses associated with repurchase obligations for loans sold to Fannie and Freddie is based on Fannie’s information as most recently updated. That information includes: trends and status of loans currently selected for review and potential repurchase demand; information about loans, by vintage year, concerning portfolio attrition, delinquency, default, payoff, and unpaid balance; and information supporting anticipated future selections (for review and potential

Note 10 – Contingencies and Other Disclosures (Continued)

repurchase demand) from liquidated loans and seriously delinquent loan pools. Based on currently available information and experience to date, FHN has evaluated its exposure under these obligations and accordingly had reserved for losses of $124.4 million and $362.5 million as of June 30, 2013 and 2012, respectively, including a smaller amount related to equity-lending junior lien loan sales. A vast majority of this liability relates to obligations associated with the sale of first lien mortgages to GSEs through the legacy mortgage banking business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

FHN services a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $16 billion as of June 30, 2013. A substantial portion of the first lien portfolio is serviced through a subservicer. The first lien portfolio is held primarily by private security holders and GSEs, with less significant portions held by other private investors. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool; and (3) the servicer may be required to advance escrow and other payments. In the event advances are ultimately made by FHN to satisfy these servicing obligations, these servicing advances are recoverable from: (a) the liquidation proceeds of the property securing the loan, in the case of private securitizations; (b) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans; and (c) in certain circumstances, mortgage payment pool funds. As of June 30, 2013 and 2012, FHN has recognized servicing advances of $281.7 million and $318.9 million, respectively. Servicing advances are included in Other assets on the Consolidated Condensed Statements of Condition.

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

Under FHN’s 2008 subservicing agreement, the 2008 subservicer had the contractual right to follow FHN’s prior servicing practices as they existed 180 days prior to August 2008 until the 2008 subservicer became aware that such practices did not comply with applicable servicing requirements, subject to the subservicer’s obligation to follow accepted servicing practices, applicable law, and new requirements, including evolving interpretations of such practices, law and requirements. FHN cannot predict the amount of additional operating costs related to foreclosure delays, including required process changes, increased default services, extended

Note 10 – Contingencies and Other Disclosures (Continued)

periods of servicing advances and the recoverability of such advances, legal expenses, or other costs that may be incurred as a result of the internal reviews or external actions. In the event of a dispute such as that described below between FHN and the 2008 subservicer over any liabilities for subservicer’s servicing and management of foreclosure or loss mitigation processes, FHN cannot predict the costs that may be incurred.

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

In July 2012, Visa and MasterCard announced a joint settlement related to the Payment Card Interchange matter (the “Settlement”). The Settlement is subject to judicial approval. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have material impact on FHN. As a result of the Settlement, Visa funded an additional $150 million into the escrow account in July 2012, and as a result FHN made a payment to the counterparty of $.8 million. As of June 30, 2013, the conversion ratio is 42 percent, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable.

As of June 30, 2013 and 2012, the derivative liabilities were $2.2 million and $3.5 million, respectively.

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

Note 11 – Pension, Savings, and Other Employee Benefits

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

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $7.3 million for 2012. FHN anticipates making benefit payments under the non-qualified plans of $6.2 million in 2013.

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

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$62	$4,351	$134	$124
Interest cost	8,089	8,295	548	556
Expected return on plan assets	(8,727)	(9,947)	(197)	(230)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	184
Prior service cost/(credit)	88	100	8	(2)
Actuarial (gain)/loss	2,389	8,824	17	(153)

Net periodic benefit cost	1,901	11,623	510	479

ASC 715 settlement expense	370	—	—	—

Total periodic benefit costs	$2,271	$11,623	$510	$479

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$124	$8,703	$268	$248
Interest cost	16,174	16,589	1,096	1,112
Expected return on plan assets	(17,454)	(19,893)	(394)	(461)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	368
Prior service cost/(credit)	176	199	16	(4)
Actuarial (gain)/loss	4,789	17,648	34	(306)

Net periodic benefit cost	3,809	23,246	1,020	957

ASC 715 settlement expense	370	—	—	—

Total periodic benefit costs	$4,179	$23,246	$1,020	$957

Note 12 – Business Segment Information

FHN has four business segments: regional banking, capital markets, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers largely in Tennessee and surrounding markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Consolidated
Net interest income	$160,019	$172,675	$321,401	$344,604
Provision for loan losses	15,000	15,000	30,000	23,000
Noninterest income	142,632	158,907	299,059	361,348
Noninterest expense	227,408	527,177	467,948	849,171

Income/(loss) before income taxes	60,243	(210,595)	122,512	(166,219)
Provision/(benefit) for income taxes	15,008	(88,178)	32,738	(77,608)

Income/(loss) from continuing operations	45,235	(122,417)	89,774	(88,611)
Income/(loss) from discontinued operations, net of tax	1	487	431	52

Net income/(loss)	$45,236	$(121,930)	$90,205	$(88,559)

Average assets	$24,598,772	$25,014,635	$24,837,175	$25,107,504

Note 12 – Business Segment Information (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Regional Banking
Net interest income	$147,324	$148,599	$293,392	$296,112
Provision/(provision credit) for loan losses	13,201	4,828	10,716	(2,598)
Noninterest income	61,900	65,037	121,044	125,089
Noninterest expense	128,948	143,322	259,285	283,904

Income/(loss) before income taxes	67,075	65,486	144,435	139,895
Provision/(benefit) for income taxes	24,051	23,630	52,151	50,782

Net income/(loss)	$43,024	$41,856	$92,284	$89,113

Average assets	$12,939,370	$12,356,541	$12,947,925	$12,294,096

Capital Markets
Net interest income	$4,031	$5,608	$7,931	$11,288
Noninterest income	68,199	74,968	144,811	181,743
Noninterest expense	59,926	60,936	121,595	141,242

Income/(loss) before income taxes	12,304	19,640	31,147	51,789
Provision/(benefit) for income taxes	4,586	7,403	11,729	19,641

Net income/(loss)	$7,718	$12,237	$19,418	$32,148

Average assets	$2,423,760	$2,385,317	$2,457,759	$2,368,458

Corporate
Net interest income/(expense)	$(9,963)	$(5,538)	$(18,584)	$(11,724)
Noninterest income	3,811	3,825	11,666	13,087
Noninterest expense	17,070	19,143	34,655	41,520

Income/(loss) before income taxes	(23,222)	(20,856)	(41,573)	(40,157)
Provision/(benefit) for income taxes	(15,201)	(13,388)	(26,719)	(25,700)

Net income/(loss)	$(8,021)	$(7,468)	$(14,854)	$(14,457)

Average assets	$5,068,783	$5,293,008	$5,161,043	$5,360,180

Non-Strategic
Net interest income	$18,627	$24,006	$38,662	$48,928
Provision for loan losses	1,799	10,172	19,284	25,598
Noninterest income	8,722	15,077	21,538	41,429
Noninterest expense	21,464	303,776	52,413	382,505

Income/(loss) before income taxes	4,086	(274,865)	(11,497)	(317,746)
Provision/(benefit) for income taxes	1,572	(105,823)	(4,423)	(122,331)

Income/(loss) from continuing operations	2,514	(169,042)	(7,074)	(195,415)
Income/(loss) from discontinued operations, net of tax	1	487	431	52

Net income/(loss)	$2,515	$(168,555)	$(6,643)	$(195,363)

Average assets	$4,166,859	$4,979,769	$4,270,448	$5,084,770

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Loan Sales and Securitizations

Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. FHN no longer retains financial interests in loans it transfers to third parties. During first and second quarters 2013 and 2012, loan sale activity was not material.

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

In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. During second quarter 2013 and 2012, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest. In second quarters 2013 and 2012, FHN received annual servicing fees approximating .50 percent of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5—Mortgage Servicing Rights. There were no additions to MSR in 2013 or 2012.

The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2013 and 2012, are as follows:

	June 30, 2013			June 30, 2012
(Dollars in thousands except for annual cost to service)	First Liens	Second Liens	HELOC	First Liens	Second Liens	HELOC
Fair value of retained interests	$111,076	$172	$2,605	$126,085	$215	$2,991
Weighted average life (in years)	4.3	3.4	3.3	3.9	2.9	2.8
Annual prepayment rate	19.1%	30.4%	30.3%	21.4%	26.0%	26.6%
Impact on fair value of 10% adverse change	$(5,008)	$(11)	$(139)	$(6,698)	$(14)	$(179)
Impact on fair value of 20% adverse change	(9,593)	(21)	(268)	(12,792)	(26)	(344)
Annual discount rate on servicing cash flows	11.7%	14.0%	18.0%	11.8%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(3,198)	$(5)	$(80)	$(3,486)	$(6)	$(93)
Impact on fair value of 20% adverse change	(6,200)	(9)	(155)	(6,765)	(11)	(181)
Annual cost to service (per loan) (a)	$118	$50	$50	$116	$50	$50
Impact on fair value of 10% adverse change	(2,530)	(4)	(40)	(3,014)	(5)	(46)
Impact on fair value of 20% adverse change	(5,043)	(8)	(81)	(6,007)	(10)	(91)
Annual earnings on escrow	1.4%	—	—	1.4%	—	—
Impact on fair value of 10% adverse change	$(1,064)	—	—	$(824)	—	—
Impact on fair value of 20% adverse change	(2,128)	—	—	(1,648)	—	—

(a)	Amounts represent market participant based assumptions.

The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on June 30, 2013 and 2012, are as follows:

	June 30, 2013		June 30, 2012
(Dollars in thousands)	Excess Interest IO	Certificated PO (a)	Excess Interest IO	Certificated PO
Fair value of retained interests	$10,608	$5,264	$14,669	$5,667
Weighted average life (in years)	4.3	3.6	3.9	2.6
Annual prepayment rate	17.2%	17.4%	19.2%	32.0%
Impact on fair value of 10% adverse change	$(444)	$(219)	$(678)	$(321)
Impact on fair value of 20% adverse change	(857)	(458)	(1,304)	(673)
Annual discount rate on residual cash flows	13.1%	NM	13.3%	82.2%
Impact on fair value of 10% adverse change	$(394)	NM	$(548)	$(253)
Impact on fair value of 20% adverse change	(757)	NM	(1,053)	(482)

NM - Not meaningful

(a)	In the second half of 2012, FHN changed the method used to estimate the fair value for certified PO due to more limited market information for these securities.

Note 13 – Loan Sales and Securitizations (Continued)

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

The MSR Hedging Working Group reviews the overall assessment of the estimated fair value of MSR and excess interests weekly and is responsible for approving the critical assumptions used by management to determine the estimated fair value of FHN’s retained interests. In addition, this working group reviews the source of significant changes to the carrying values each quarter and is responsible for current hedges and approving hedging strategies.

FHN also engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions in second quarters 2013 and 2012 were reasonable based on the price discovery process.

For the three and six months ended June 30, 2013 and 2012, cash flows received and paid related to loan sales and securitizations were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from initial sales	$—	$46,452	$10,843	$100,748
Servicing fees retained (a)	12,692	15,494	25,281	33,226
Purchases of GNMA guaranteed mortgages	31,814	27,684	70,855	62,715
Purchases of previously transferred financial assets (b) (c)	79,613	75,118	224,350	141,918
Other cash flows received on retained interests	1,415	3,554	2,828	5,219

(a)	Includes servicing fees on MSR associated with loan sales and purchased MSR.
(b)	Includes repurchases of delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also includes buyouts from GSEs in order to facilitate foreclosures.
(c)	Six months ended June 30, 2013, includes $74.7 million of cash paid related to clean-up calls exercised by FHN.

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and six months ended June 30, 2013 and 2012, are as follows:

	Principal Amount of Residential Real Estate Loans (a) (b) (c)		Net Credit Losses (c)
	June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012	2013	2012
Total loans managed or transferred	$13,691,924	$16,616,012	$78,055	$112,398	$140,682	$228,884

(a)	Amounts represent real estate residential loans in FHN’s portfolio, held-for-sale, and loans that have been transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. Also includes $4.8 billion and $6.9 billion of loans transferred to GSEs with any type of retained interest on June 30, 2013 and 2012, respectively.
(b)	On June 30, 2013 and 2012, includes $.7 billion where the principal amount is 90 days or more past due or nonaccrual. Included in these amounts are $38.1 million and $38.8 million of GNMA guaranteed mortgages on June 30, 2013 and 2012, respectively.
(c)	No delinquency or net credit loss data is provided for the loans transferred to FNMA or FHLMC because these agencies retain credit risk. See Note 10—Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs or private investors.

Note 14 – Variable Interest Entities

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

Included in the June 30, 2013, balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Consistent with the consolidated nature of this trust, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

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

Note 14 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of June 30, 2013 and 2012:

	June 30, 2013		June 30, 2012
	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$1,206	N/A	$—	N/A
Loans, net of unearned income	109,222	N/A	129,319	N/A
Less: Allowance for loan losses	3,839	N/A	6,046	N/A

Total net loans	105,383	N/A	123,273	N/A

Other assets	1,687	$61,447	2,606	$59,650

Total assets	$108,276	$61,447	$125,879	$59,650

Liabilities:
Term borrowings	$99,487	N/A	$120,553	N/A
Other liabilities	21	$47,507	21	$48,991

Total liabilities	$99,508	$47,507	$120,574	$48,991

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

Note 14 – Variable Interest Entities (Continued)

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

Proprietary & Agency Residential Mortgage Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. While FHN is assumed to have the power as servicer to most significantly impact the activities of such VIEs in situations where FHN does not have the ability to participate in significant portions of a securitization trust’s cash flows, it is not considered the primary beneficiary of the trust. Therefore, these trusts are not consolidated by FHN.

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

On-Balance Sheet Consumer Loan Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. The nonconsolidated proprietary residential mortgage securitizations as of June 30, 2013 consist of two HELOC securitization trusts that have entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. These securitization trusts are not consolidated by FHN as it is not the Master Servicer for the securitizations. FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precludes sale accounting for the related securitization transactions. Thus, even though FHN is not the Master Servicer, the related transactions are accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s Consolidated Condensed Financial Statements.

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

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2013:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$49,949	$—	Other assets
New market tax credit LLCs (b) (c)	23,254	—	Other assets
Small issuer trust preferred holdings (d)	412,397	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	54,314	59,860	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	396,441	—	(g)
On-balance sheet consumer loan securitizations	17,474	252,651	(h)
Holdings of agency mortgage-backed securities (d)	3,509,648	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	24,904	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	79,338	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $48.2 million of current investments and $1.7 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $59.9 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $68.2 million and $30.7 million classified as MSR and $7.5 million and $8.4 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $281.7 million are classified as Other assets.
(h)	Includes $270.1 million classified as Loans, net of unearned income which are offset by $252.7 million classified as Term borrowings.
(i)	Includes $563.1 million classified as Trading securities and $2.9 billion classified as Securities available for sale.
(j)	Maximum loss exposure represents $77.1 million of current receivables and $2.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2012:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$62,224	$—	Other assets
New market tax credit LLCs (b) (c)	20,519	—	Other assets
Small issuer trust preferred holdings (d)	447,156	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	61,455	52,718	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	453,238	—	(g)
On-balance sheet consumer loan securitizations	10,337	324,745	(h)
Holdings of agency mortgage-backed securities (d)	3,568,309	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	473	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	94,969	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $61.8 million of current investments and $.5 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment $15.3 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $52.7 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $75.2 million and $38.5 million classified as MSR and $8.7 million and $11.9 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $318.9 million are classified as Other assets.
(h)	Includes $335.1 million as Loans, net of unearned income which are offset by $324.7 million classified as Term borrowings.
(i)	Includes $595.2 million classified as Trading securities and $3.0 billion classified as Securities available for sale.
(j)	Maximum loss exposure represents $93.3 million of current receivables and $1.7 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

See Note 10 – Contingencies and Other Disclosures for information regarding FHN’s repurchase exposure for claims that FHN breached its standard representations and warranties made in connection with the sale of loans to proprietary and agency residential mortgage securitization trusts.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On June 30, 2013 and 2012, respectively, FHN had $111.9 million and $201.5 million of cash receivables and $93.1 million and $148.4 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements”. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates, mortgage loan prepayment speeds, or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

Derivative Instruments. FHN enters into various derivative contracts both in a dealer capacity, to facilitate customer transactions, and as a risk management tool. Where contracts have been created for customers, FHN enters into transactions with dealers to offset its risk exposure. Contracts with dealers that require central clearing are novated to a clearing agent who becomes FHN’s counterparty. Derivatives are also used as a risk management tool to hedge FHN’s exposure to changes in interest rates or other defined market risks.

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

Note 15 – Derivatives (Continued)

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three and six months ended June 30, 2013 and 2012:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$35,000	$92	$459	$(2,795)	$(3,206)
Interest Rate Swaps and Swaptions	$407,000	$168	$3,376	$(6,314)	$(5,580)
Hedged Items:
Mortgage Servicing Rights	N/A	$111,207	N/A	$9,153	$10,330
Other Retained Interests	N/A	$15,872	N/A	$1,313	$1,794

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$1,961,000	$18,712	$1,091	$10,943	$9,632
Interest Rate Swaps and Swaptions	$2,136,600	$4,859	$18,330	$(3,466)	$918
Hedged Items:
Mortgage Servicing Rights	N/A	$126,164	N/A	$(4,131)	$900
Other Retained Interests	N/A	$20,567	N/A	$(1,513)	$(553)

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $58.5 million and $68.4 million for the three months ended June 30, 2013 and 2012, respectively, and $126.5 million and $167.5 million for the six months ended June 30, 2013 and 2012, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

The following table summarizes FHN’s derivatives associated with capital markets trading activities as of June 30, 2013 and 2012:

	June 30, 2013
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,706,209	$88,851	$8,925
Offsetting Upstream Interest Rate Contracts	1,706,209	8,925	88,851
Option Contracts Purchased	40,000	36	—
Option Contracts Written	2,500	—	6
Forwards and Futures Purchased	3,726,645	21,109	6,573
Forwards and Futures Sold	4,159,652	5,201	27,995

	June 30, 2012
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,502,164	$130,705	$1,498
Offsetting Upstream Interest Rate Contracts	1,502,164	1,498	130,705
Forwards and Futures Purchased	3,085,323	1,001	2,553
Forwards and Futures Sold	3,444,049	2,810	3,786

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $554.0 million and $904.0 million on June 30, 2013 and 2012, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps was $50.9 million and $86.9 million in Derivative assets on June 30, 2013 and 2012, respectively.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet amount of this swap was $20.7 million and $27.9 million in Derivative assets as of June 30, 2013 and 2012, respectively. There was no ineffectiveness related to this hedge.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN hedges the interest rate risk of the subordinated debt totaling $200 million using pay floating, receive fixed interest rate swaps. The balance sheet amount of these swaps was $18.7 million and $1.1 million in Derivative liabilities on June 30, 2013 and 2012, respectively. There was no ineffectiveness related to these hedges. In April and October 2012, the counterparty called the swaps associated with the $200 million of subordinated debt. FHN discontinued hedge accounting and the cumulative basis adjustments to the associated subordinated debt are being amortized as an adjustment to interest expense over its remaining term. FHN entered into a new interest rate swap to hedge the interest rate risk associated with this debt.

The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2013 and 2012:

					Gains/(Losses)
	June 30, 2013				Three Months Ended	Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		June 30, 2013	June 30, 2013
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$890,611	$36,742	$3,027		$(15,896)	$(21,209)
Offsetting Upstream Interest Rate Contracts (a)	$890,611	$3,027	$37,242		$16,196	$21,909
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$71,606	$18,722		$(24,774)	$(42,348)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$24,774 (d)	$42,348 (d)

Note 15 – Derivatives (Continued)

					Gains/(Losses)
	June 30, 2012				Three Months Ended	Six Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		June 30, 2012	June 30, 2012
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$994,512	$65,982	$389		$2,206	$(3,583)
Offsetting Upstream Interest Rate Contracts (a)	$994,512	$389	$67,482		$(2,006)	$4,183
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$114,854	$1,104		$(2,931)	$(13,161)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$2,931 (d)	$13,161 (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $6.5 million and $166.8 million as of June 30, 2013 and 2012, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five-year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $1.1 million and $5.0 million in Derivative liabilities on the Consolidated Condensed Statements of Condition as of June 30, 2013 and 2012, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Basis adjustments remaining at the end of the hedge term are being amortized as an adjustment to interest income over the remaining life of the loans. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans for the three and six months ended June 30, 2013 and 2012:

					Gains/(Losses)
	June 30, 2013				Three Months Ended		Six Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	June 30, 2013		June 30, 2013
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$1,118	$337		$924
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(334	)(c)	$(921	)(c)

					Gains/(Losses)
	June 30, 2012				Three Months Ended		Six Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	June 30, 2012		June 30, 2012
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$166,750	N/A		$5,036	$1,980		$3,772
Hedged Items:
Trust Preferred Loans (a)	N/A	$166,750	(b)	N/A	$(1,965	)(c)	$(3,755	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Note 15 – Derivatives (Continued)

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2013, the derivative liabilities associated with the sales of Visa Class B shares were $2.2 million compared to $3.5 million as of June 30, 2012. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2013 and 2012, these loans were valued at $.6 million and $.7 million, respectively. As of June 30, 2013 and 2012, the balance sheet amount and the gains/losses associated with these derivatives were not material.

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

Interest rate derivatives are subject to agreements consistent with those of the International Swap and Derivatives Association (“ISDA”). Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a clearing agent occurs and collateral is posted. Cash collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s balance sheet.

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

Interest rate derivatives with larger financial institutions entered into prior to required central clearing typically contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN could be required to post additional collateral with the counterparties. Conversely, if the credit rating of FHN and/or FTBNA is increased, FHN could have collateral released and be required to post less collateral in the future. Also, if a counterparty’s credit ratings were to decrease, FHN and/or FTBNA could request the posting of additional collateral; whereas if a counterparty’s credit ratings were to increase, the counterparty could request the release of excess collateral. Collateral for these arrangements is adjusted daily based on changes in the net fair value position with each counterparty.

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $148.8 million of assets and $116.5 million of liabilities on June 30, 2013, and $247.2 million of assets and $191.5 million of liabilities on June 30, 2012. As of June 30, 2013 and 2012, FHN had received collateral of $218.3 million and $279.5 million and posted collateral of $102.6 million and $190.5 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $148.7 million of assets and $30.0 million of liabilities on June 30, 2013, and $245.7 million of assets and $41.0 million of liabilities on June 30, 2012. As of June 30, 2013 and 2012, FHN had received collateral of $218.3 million and $279.5 million and posted collateral of $23.4 million and $44.1 million, respectively, in the normal course of business related to these contracts.

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

Note 15 – Derivatives (Continued)

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of June 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2013 (b)	$209,411	$—	$209,411	$(37,505)	$(170,712)	$1,194
2012 (b)	336,999	—	336,999	(34,481)	(269,683)	32,835

(a)	Included in Derivative Assets on the Consolidated Condensed Statements of Condition. As of June 30, 2013 and 2012, $26.4 million and $3.8 million, respectively, of derivative assets (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2013 includes $209.3 million of interest rate derivative contracts and $.1 million of forwards and futures contracts. 2012 includes $318.3 million of interest rate derivative contracts and $18.7 million of forwards and futures contracts.

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of June 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2013 (b)	$161,720	$—	$161,720	$(37,505)	$(116,510)	$7,705
2012 (b)	225,635	—	225,635	(34,481)	(186,720)	4,434

(a)	Included in Derivative Liabilities on the Consolidated Condensed Statements of Condition. As of June 30, 2013 and 2012, $36.8. million and $9.8 million, respectively, of derivative liabilities (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2013 includes $161.3 million of interest rate derivative contracts and $.5 million of forwards and futures contracts. 2012 includes $224.5 million of interest rate derivative contracts and $1.1 million of forwards and futures contracts.

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of June 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2013	$602,126	$—	$602,126	$(3,455)	$(589,180)	$9,491
2012	480,543	—	480,543	(12,766)	(460,158)	7,619

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of June 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2013	$433,761	$—	$433,761	$(3,455)	$(430,295)	$11
2012	363,400	—	363,400	(12,766)	(350,505)	129

Note 17 – Fair Value of Assets & Liabilities

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	June 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$99,761	$—	$99,761
Government agency issued MBS	—	446,797	—	446,797
Government agency issued CMO	—	116,347	—	116,347
Other U.S. government agencies	—	158,226	—	158,226
States and municipalities	—	11,950	—	11,950
Corporate and other debt	—	415,346	5	415,351
Equity, mutual funds, and other	—	3,044	—	3,044

Total trading securities—capital markets	—	1,251,471	5	1,251,476

Trading securities—mortgage banking
Principal only	—	—	5,264	5,264
Interest only	—	—	10,608	10,608

Total trading securities—mortgage banking	—	—	15,872	15,872

Loans held-for-sale	—	—	235,080	235,080
Securities available for sale:
U.S. treasuries	—	39,997	—	39,997
Government agency issued MBS	—	992,454	—	992,454
Government agency issued CMO	—	1,954,038	—	1,954,038
Other U.S. government agencies	—	—	2,854	2,854
States and municipalities	—	14,945	1,500	16,445
Venture capital	—	—	4,300	4,300
Equity, mutual funds, and other	14,475	—	—	14,475

Total securities available-for-sale	14,475	3,001,434	8,654	3,024,563

Mortgage servicing rights	—	—	113,853	113,853
Other assets:
Deferred compensation assets	22,302	—	—	22,302
Derivatives, forwards and futures	26,402	—	—	26,402
Derivatives, interest rate contracts	—	209,357	—	209,357

Total other assets	48,704	209,357	—	258,061

Total assets	$63,179	$4,462,262	$373,464	$4,898,905

Trading liabilities—capital markets:
U.S. treasuries	$—	$267,427	$—	$267,427
Government agency issued MBS	—	3,977	—	3,977
Government agency issued CMO	—	20,927	—	20,927
Other U.S. government agencies	—	43,425	—	43,425
Corporate and other debt	—	258,359	—	258,359
Equity, mutual funds, and other	—	2,754	—	2,754

Total trading liabilities—capital markets	—	596,869	—	596,869

Other short-term borrowings	—	—	12,349	12,349
Other liabilities:
Derivatives, forwards and futures	35,027	—	—	35,027
Derivatives, interest rate contracts	—	161,267	—	161,267
Derivatives, other	—	—	2,195	2,195

Total other liabilities	35,027	161,267	2,195	198,489

Total liabilities	$35,027	$758,136	$14,544	$807,707

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$115,210	$—	$115,210
Government agency issued MBS	—	469,805	—	469,805
Government agency issued CMO	—	125,404	—	125,404
Other U.S. government agencies	—	275,756	—	275,756
States and municipalities	—	46,596	—	46,596
Corporate and other debt	—	295,051	5	295,056
Equity, mutual funds, and other	—	9,732	—	9,732

Total trading securities—capital markets	—	1,337,554	5	1,337,559

Trading securities—mortgage banking
Principal only	—	5,667	—	5,667
Interest only	—	—	14,900	14,900

Total trading securities—mortgage banking	—	5,667	14,900	20,567

Loans held-for-sale	—	8,923	214,560	223,483
Securities available for sale:
U.S. treasuries	—	39,996	—	39,996
Government agency issued MBS	—	1,383,724	—	1,383,724
Government agency issued CMO	—	1,589,376	—	1,589,376
Other U.S. government agencies	—	8,492	4,661	13,153
States and municipalities	—	16,470	1,500	17,970
Corporate and other debt	521	—	—	521
Venture capital	—	—	9,000	9,000
Equity, mutual funds, and other	13,263	—	—	13,263

Total securities available-for-sale	13,784	3,038,058	15,161	3,067,003

Mortgage servicing rights	—	—	129,291	129,291
Other assets:
Deferred compensation assets	22,645	—	—	22,645
Derivatives, forwards and futures	22,523	—	—	22,523
Derivatives, interest rate contracts	—	318,287	—	318,287

Total other assets	45,168	318,287	—	363,455

Total assets	$58,952	$4,708,489	$373,917	$5,141,358

Trading liabilities—capital markets:
U.S. treasuries	$—	$260,547	$—	$260,547
Government agency issued MBS	—	473	—	473
Other U.S. government agencies	—	27,152	—	27,152
Corporate and other debt	—	182,209	—	182,209
Equity, mutual funds and other	—	250	—	250

Total trading liabilities—capital markets	—	470,631	—	470,631

Other short-term borrowings	—	—	12,439	12,439
Other liabilities:
Derivatives, forwards and futures	7,430	—	—	7,430
Derivatives, interest rate contracts	—	224,546	—	224,546
Derivatives, other	—	9	3,505	3,514

Total other liabilities	7,430	224,555	3,505	235,490

Total liabilities	$7,430	$695,186	$15,944	$718,560

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2013 and 2012, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2013
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on April 1, 2013	$16,459		$232,684		$4,776	$4,300		$109,102		$(2,050)		$(10,984)
Total net gains/(losses) included in:
Net income	1,608		(2,310)		—	—		10,502		(466)		(1,365)
Other comprehensive income	—		—		(39)	—		—		—		—
Purchases	—		19,042		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	—		—		—		—
Settlements	(2,190)		(10,372)		(383)	—		(5,751)		321		—
Net transfers into/(out of) Level 3	—		(3,964	)(c)	—	—		—		—		—

Balance on June 30, 2013	$15,877		$235,080		$4,354	$4,300		$113,853		$(2,195)		$(12,349)

Net unrealized gains/(losses) included in net income	$1,156	(a)	$(2,310	)(a)	$—	$—	(b)	$10,391	(a)	$(466	)(d)	$(1,365	)(a)

	Three Months Ended June 30, 2012
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on April 1, 2012	$17,386		$214,603		$6,594	$12,179		$142,956		$(2,960)		$(15,073)
Total net gains/(losses) included in:
Net income	(99)		1,078		—	5,071		(6,914)		(869)		2,634
Other comprehensive income	—		—		(4)	—		—		—		—
Purchases	—		6,725		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	(8,250)		—		—		—
Settlements	(2,382)		(4,872)		(428)	—		(6,751)		324		—
Net transfers into/(out of) Level 3	—		(2,974	)(c)	—	—		—		—		—

Balance on June 30, 2012	$14,905		$214,560		$6,162	$9,000		$129,291		$(3,505)		$(12,439)

Net unrealized gains/(losses) included in net income	$(518	)(a)	$1,078	(a)	$—	$—	(b)	$(6,831	)(a)	$(869	)(d)	$2,634 (a)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2013 and 2012, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2013
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2013	$17,992		$221,094		$5,253	$4,300		$114,311		$(2,175)		$(11,156)
Total net gains/(losses) included in:
Net income	2,529		(2,135)		—	—		11,335		(652)		(1,193)
Other comprehensive income	—		—		(76)	—		—		—		—
Purchases	—		37,509		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	—		—		—		—
Settlements	(4,644)		(14,600)		(823)	—		(11,793)		632		—
Net transfers into/(out of) Level 3	—		(6,788	)(c)	—	—		—		—		—

Balance on June 30, 2013	$15,877		$235,080		$4,354	$4,300		$113,853		$(2,195)		$(12,349)

Net unrealized gains/(losses) included in net income	$1,587	(a)	$(2,135	)(a)	$—	$—	(b)	$11,316	(a)	$(652	)(d)	$(1,193	)(a)

	Six Months Ended June 30, 2012
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2012	$18,059		$210,487		$7,262	$12,179		$144,069		$(11,820)		$(14,833)
Total net gains/(losses) included in:
Net income	1,779		1,950		—	5,071		(2,443)		(1,611)		2,394
Other comprehensive income	—		—		(170)	—		—		—		—
Purchases	—		17,752		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	(8,250)		—		—		—
Settlements	(4,933)		(10,626)		(930)	—		(12,335)		9,926		—
Net transfers into/(out of) Level 3	—		(5,003	)(c)	—	—		—		—		—

Balance on June 30, 2012	$14,905		$214,560		$6,162	$9,000		$129,291		$(3,505)		$(12,439)

Net unrealized gains/(losses) included in net income	$888	(a)	$1,950	(a)	$—	$—	(b)	$(1,618	)(a)	$(1,611	)(d)	$2,394 (a)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 17 – Fair Value of Assets & Liabilities (Continued)

In fourth quarter 2012, FHN determined that the level of market information on prepayment speeds and discount rates associated with its principal only trading securities had become more limited. In response, FHN increased its use of unobservable inputs and transferred these balances to Level 3.

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at June 30, 2013 and 2012, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended	Six Months Ended
	Carrying value at June 30, 2013				June 30, 2013	June 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—first mortgages	$—	$—	$10,607	$10,607	$(144)	$(60)
Loans, net of unearned income (a)	—	—	109,488	109,488	(1,771)	(1,977)
Real estate acquired by foreclosure (b)	—	—	51,809	51,809	(1,933)	(2,952)
Other assets (c)	—	—	71,483	71,483	(1,437)	(3,046)

					$(5,285)	$(8,035)

					Three Months Ended	Six Months Ended
	Carrying value at June 30, 2012				June 30, 2012	June 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$53,807	$—	$53,807	$12	$16
Loans held-for-sale—first mortgages	—	—	14,691	14,691	(452)	316
Loans, net of unearned income (a)	—	—	106,864	106,864	(5,963)	(17,350)
Real estate acquired by foreclosure (b)	—	—	48,916	48,916	(2,078)	(5,140)
Other assets (c)	—	—	82,287	82,287	(1,219)	(3,204)

					$(9,700)	$(25,362)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of June 30, 2013 and 2012:

(Dollars in Thousands)
Level 3 Class	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage	$15,872	Discounted cash flow	(a)	(a)
Loans held-for-sale—mortgages	245,687	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	4,300	Industry comparables	Adjustment for minority interest and small business status	40% - 50% discount
		Discounted cash flow	Discount rate	25% - 30%
			Earnings capitalization rate	20% - 25%
Mortgage servicing rights	113,853	Discounted cash flow	(a)	(a)
Other short-term borrowings	12,349	Discounted cash flow	(b)	(b)
Derivative liabilities, other	2,195	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.0 billion
			Probability of resolution scenarios	10%-60%
			Time until resolution	6 - 24 months
Loans, net of unearned income (c)	109,488	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction Values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (d)	51,809	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	71,483	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for Principal-only and Interest-only trading securities and MSR are discussed in Note 13 – Loan Sales and Securitizations.
(b)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(c)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(d)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(e)	Represents tax credit investments.

Note 17 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Values Utilized
Interest only trading securities	$14,900	Discounted cash flow	(a)	(a)
Loans held-for-sale—mortgages	229,251	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	9,000	Recent purchase offers	Adjustment for preferences in equity tranches	0% - 10% discount
		Recent capitalization transactions	Adjustment for preferences in equity tranches	0% - 10% discount
Mortgage servicing rights	129,291	Discounted cash flow	(a)	(a)
Other short-term borrowings	12,439	Discounted cash flow	(b)	(b)
Derivative liabilities, other	3,505	Discounted cash flow	Visa covered litigation resolution amount	$4.3 billion - $5.1 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	3 - 12 months
Loans, net of unearned income (c)	106,864	Appraisals from comparable properties	Adjustment for value changes since appraisal	5% - 15% of appraisal
		Other collateral valuations	Borrowing base certificates	20% - 50% of gross value
			Financial Statements/Auction Values	0% - 25% of reported value
Real estate acquired by foreclosure (d)	48,916	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	82,287	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for Interest-only trading securities and MSR are discussed in Note 13 – Loan Sales and Securitizations.
(b)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(c)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(d)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(e)	Represents tax credit investments.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following tables reflect the differences between the fair value carrying amount of mortgages held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	June 30, 2013
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$235,080	$381,725	$(146,645)
Nonaccrual loans	68,874	142,614	(73,740)
Loans 90 days or more past due and still accruing	10,887	17,792	(6,905)

	June 30, 2012
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Loans held-for-sale reported at fair value:
Total loans	$223,483	$311,724	$(88,241)
Nonaccrual loans	40,114	87,022	(46,908)
Loans 90 days or more past due and still accruing	10,350	22,460	(12,110)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$(2,310)	$1,078	$(2,135)	$1,950
Other short-term borrowings	(1,365)	2,634	(1,193)	2,394

For the three months ended June 30, 2013 and 2012, the amounts for loans held-for-sale include losses of $0.5 million and $0.7 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. For the six months ended June 30, 2013 and 2012, the amounts for loans held-for-sale include gains of $1.4 million and $0.4 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on mortgage loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Loans held-for-sale also includes loans made by the Small Business Administration (“SBA”), which are accounted for as LOCOM. The fair value of SBA loans is determined using an expected cash flow model that utilizes observable inputs such as the spread between LIBOR and prime rates, consensus prepayment speeds, and the treasury curve. The fair value of other non-mortgage loans held-for-sale is approximated by their carrying values based on current transaction values.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Short-term financial liabilities. The fair value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization. Other short-term borrowings include a liability associated with transfers of MSR that did not qualify for sale accounting. This liability is accounted for at elected fair value, which is measured consistent with the related MSR, as previously described.

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of June 30, 2013 and 2012, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of June 30, 2013 and 2012.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	June 30, 2013
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$8,273,659	$—	$—	$8,073,044	$8,073,044
Commercial real estate
Income CRE	1,160,859	—	—	1,122,748	1,122,748
Residential CRE	43,416	—	—	43,405	43,405
Retail:
Consumer real estate	5,428,592	—	—	4,898,453	4,898,453
Permanent mortgage	719,051	—	—	598,844	598,844
Credit card & other	309,535	—	—	311,311	311,311

Total loans, net of unearned income and allowance for loan losses	15,935,112	—	—	15,047,805	15,047,805
Short-term financial assets
Total interest-bearing cash	344,150	344,150	—	—	344,150
Federal funds sold	52,169	—	52,169	—	52,169
Securities purchased under agreements to resell	602,126	—	602,126	—	602,126

Total short-term financial assets	998,445	344,150	654,295	—	998,445
Trading securities (a)	1,267,348	—	1,251,471	15,877	1,267,348
Loans held-for-sale (a)	385,105	—	—	385,105	385,105
Securities available-for-sale (a)(b)	3,229,071	14,475	3,001,434	213,162	3,229,071
Derivative assets (a)	235,759	26,402	209,357	—	235,759
Other assets
Tax credit investments	71,483	—	—	71,483	71,483
Deferred compensation assets	22,302	22,302	—	—	22,302

Total other assets	93,785	22,302	—	71,483	93,785
Nonearning assets
Cash & due from banks	382,601	382,601	—	—	382,601
Capital markets receivables	429,801	—	429,801	—	429,801
Accrued interest receivable	70,897	—	70,897	—	70,897

Total nonearning assets	883,299	382,601	500,698	—	883,299

Total assets	$23,027,924	$789,930	$5,617,255	$15,733,452	$22,140,617

Liabilities:
Deposits:
Defined maturity	$1,654,248	$—	$1,457,671	$—	$1,457,671
Undefined maturity	15,357,636	—	15,357,636	—	15,357,636

Total deposits	17,011,884	—	16,815,307	—	16,815,307
Trading liabilities (a)	596,869	—	596,869	—	596,869
Short-term financial liabilities
Federal funds purchased	1,142,749	—	1,142,749	—	1,142,749
Securities sold under agreements to repurchase	433,761	—	433,761	—	433,761
Total other borrowings	446,909	—	434,560	12,349	446,909

Total short-term financial liabilities	2,023,419	—	2,011,070	12,349	2,023,419
Term borrowings
Real estate investment trust-preferred	45,794	—	—	47,000	47,000
Term borrowings—tax credit investments	18,000	—	—	18,079	18,079
Borrowings secured by residential real estate	352,137	—	—	208,195	208,195
Other long term borrowings	1,384,324	—	1,370,973	—	1,370,973

Total term borrowings	1,800,255	—	1,370,973	273,274	1,644,247
Derivative liabilities (a)	198,489	35,027	161,267	2,195	198,489
Other noninterest-bearing liabilities
Capital markets payables	368,372	—	368,372	—	368,372
Accrued interest payable	25,996	—	25,996	—	25,996

Total other noninterest-bearing liabilities	394,368	—	394,368	—	394,368

Total liabilities	$22,025,284	$35,027	$21,349,854	$287,818	$21,672,699

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $128.0 million and FRB stock of $66.2 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	June 30, 2012
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$7,870,720	$—	$—	$7,649,105	$7,649,105
Commercial real estate
Income CRE	1,195,608	—	—	1,129,205	1,129,205
Residential CRE	77,013	—	—	69,380	69,380
Retail:
Consumer real estate	5,722,144	—	—	5,230,876	5,230,876
Permanent mortgage	726,595	—	—	626,914	626,914
Credit card & other	272,632	—	—	273,276	273,276

Total loans, net of unearned income and allowance for loan losses	15,864,712	—	—	14,978,756	14,978,756
Short-term financial assets
Total interest-bearing cash	484,430	484,430	—	—	484,430
Federal funds sold	44,961	—	44,961	—	44,961
Securities purchased under agreements to resell	480,543	—	480,543	—	480,543

Total short-term financial assets	1,009,934	484,430	525,504	—	1,009,934
Trading securities (a)	1,361,717	—	1,343,221	18,496	1,361,717
Loans held-for-sale (a)	424,051	—	62,730	361,321	424,051
Securities available-for-sale (a) (b)	3,264,866	13,784	3,038,058	213,024	3,264,866
Derivative assets (a)	340,810	22,523	318,287	—	340,810
Other assets
Tax credit investments	82,287	—	—	82,287	82,287
Deferred compensation assets	22,645	22,645	—	—	22,645

Total other assets	104,932	22,645	—	82,287	104,932
Nonearning assets
Cash & due from banks	330,931	330,931	—	—	330,931
Capital markets receivables	377,496	—	377,496	—	377,496
Accrued interest receivable	75,958	—	75,958	—	75,958

Total nonearning assets	784,385	330,931	453,454	—	784,385

Total assets	$23,155,407	$874,313	$5,741,254	$15,653,884	$22,269,451

Liabilities:
Deposits:
Defined maturity	$1,737,702	$—	$1,776,607	$—	$1,776,607
Undefined maturity	14,379,741	—	14,379,741	—	14,379,741

Total deposits	16,117,443	—	16,156,348	—	16,156,348
Trading liabilities (a)	470,631	—	470,631	—	470,631
Short-term financial liabilities
Federal funds purchased	1,417,590	—	1,417,590	—	1,417,590
Securities sold under agreements to repurchase	363,400	—	363,400	—	363,400
Total other borrowings	1,094,179	—	1,081,740	12,439	1,094,179

Total short-term financial liabilities	2,875,169	—	2,862,730	12,439	2,875,169
Term borrowings
Real estate investment trust-preferred	45,726	—	—	39,950	39,950
Term borrowings—new market tax credit investment	15,301	—	—	16,253	16,253
Borrowings secured by residential real estate	445,298	—	—	356,238	356,238
Other long term borrowings	1,787,899	—	1,673,360	—	1,673,360

Total term borrowings	2,294,224	—	1,673,360	412,441	2,085,801
Derivative liabilities (a)	235,490	7,430	224,555	3,505	235,490
Other noninterest-bearing liabilities
Capital markets payables	203,548	—	203,548	—	203,548
Accrued interest payable	29,928	—	29,928	—	29,928

Total other noninterest-bearing liabilities	233,476	—	233,476	—	233,476

Total liabilities	$22,226,433	$7,430	$21,621,100	$428,385	$22,056,915

Certain previously reported amounts have been reclassified to agree with current presentations.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.1 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Unfunded Commitments:
Loan commitments	$8,425,467	$7,868,558	$1,958	$1,597
Standby and other commitments	306,365	376,450	4,995	5,433

Note 18 – Restructuring, Repositioning, and Efficiency

Beginning in 2007, FHN conducted a company-wide review of business practices with the goal of improving its overall profitability and productivity. Such reviews continue throughout the organization. Since 2007, in order to redeploy capital to higher-return businesses, FHN exited or sold non-strategic businesses, eliminated layers of management, and consolidated functional areas.

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. Net charges recognized by FHN during the six months ended June 30, 2013, related to restructuring, repositioning, and efficiency activities were $1.1 million. Of this amount, $1.8 million represent exit costs that were accounted for in accordance with the Exit of Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). There were no individually significant expenses recognized during the six months ended June 30, 2013.

During the six months ended June 30, 2012, FHN recognized a net cost of $3.6 million related to restructuring, repositioning, and efficiency activities. Of this amount, $2.0 million represent exit costs that were accounted for in accordance with ASC 420. Significant expenses recognized during the six months ended June 30, 2012 resulted from the following actions:

•

Severance and other employee costs of $2.0 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives, and benefits within noninterest expense.

•	Expense of $2.3 million related to prior servicing sales which is reflected in Mortgage banking income.

Settlement of the obligations arising from current initiatives will be funded from operating cash flows. The effect of suspending depreciation on assets held-for-sale was immaterial to FHN’s results of operations for all periods. Due to the broad nature of the actions being taken, substantially all components of expense have benefited from past efficiency initiatives and are expected to benefit from the current efficiency initiatives.

Activity in the restructuring and repositioning liability for the three and six months ended June 30, 2013 and 2012, is presented in the following table, along with other restructuring and repositioning expenses recognized.

	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
(Dollars in thousands)	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability
Beginning balance	$—	$14,481	$—	$8,388	$—	$19,775	$—	$12,026
Severance and other employee related costs	641	641	2,191	2,191	1,460	1,460	2,039	2,039
Facility consolidation costs	(60)	(60)	(219)	(219)	378	378	(175)	(175)
Other exit costs, professional fees, and other	—	—	—	—	—	—	111	111

Total accrued	581	15,062	1,972	10,360	1,838	21,613	1,975	14,001
Payments related to:
Severance and other employee related costs		10,626		925		16,664		2,962
Facility consolidation costs		159		285		576		877
Other exit costs, professional fees, and other		—		—		—		15
Accrual reversals		—		203		96		1,200

Restructuring and repositioning reserve balance		$4,277		$8,947		$4,277		$8,947

Other restructuring and repositioning expense:
Mortgage banking expense on servicing sales	—		2,287		—		2,287
(Gains)/losses on divestitures	—		(485)		(639)		(685)
Impairment of premises and equipment	—		—		—		5
Impairment of other assets	—		12		—		12
Other	—		—		(96)		—

Total other restructuring and repositioning expense	—		1,814		(735)		1,619

Total restructuring and repositioning charges	$581		$3,786		$1,103		$3,594

Note 18 – Restructuring, Repositioning, and Efficiency (Continued)

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through June 30, 2013, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Total Expense
Severance and other employee related costs	$102,153
Facility consolidation costs	41,074
Other exit costs, professional fees, and other	19,165
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	23,810
(Gains)/losses on divestitures	(357)
Impairment of premises and equipment	22,397
Impairment of intangible assets	48,231
Impairment of other assets	40,504
Other	7,478

Total restructuring and repositioning charges incurred to date as of June 30, 2013	$312,127

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of June 30, 2013, was one of the 30 largest publicly traded banking organizations in the United States in terms of asset size.

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

FHN is composed of the following operating segments:

•

Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers largely in Tennessee and surrounding markets. Regional banking provides investments, financial planning, trust services and asset management, credit card and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally.

•

Capital markets provides financial services for depository and non-depository institutions through the sale and distribution of fixed income securities, loan sales, portfolio advisory services, and derivative sales.

•

Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance (“BOLI”), unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives.

•

Non-strategic includes exited businesses and wind-down national consumer lending activities, other discontinued products, loan portfolios, and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

On June 7, 2013, First Tennessee Bank National Association (“FTBNA”), a subsidiary of FHN, acquired substantially all of the assets and assumed substantially all of the liabilities of Mountain National Bank (“MNB”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Excluding purchase accounting adjustments FHN acquired approximately $451 million in assets, including approximately $249 million in loans excluding loan discounts, and assumed approximately $362 million of MNB deposits. Refer to Note 2—Acquisitions and Divestitures for additional information.

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2012 financial statements, notes, and MD&A is provided in FHN’s 2012 Annual Report.

Non-GAAP Measures

Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratios presented in this filing are the net interest margin using net interest income adjusted for fully taxable equivalent (“FTE”) and the tier 1 common capital ratio. These measures are reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio has become an important measure of the capital strength of banks as demonstrated by its use by banking regulators in reviewing capital adequacy of financial institutions. Non-GAAP measures are not formally defined by GAAP or codified in currently effective federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 Capital is a regulatory term and is generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is a regulatory term which includes total assets adjusted for credit risk and is used to determine regulatory capital ratios. Refer to Table 24 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended June 30, 2013, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY—Comparison of second quarter 2013 to second quarter 2012

For second quarter 2013, FHN reported net income available to common shareholders of $40.8 million or $.17 per diluted share compared to a net loss of $124.8 million or negative $.50 per diluted share in second quarter 2012. The impact on net income available to common shareholders from preferred stock dividends was $1.6 million in 2013 compared to $0 in 2012. The improvement in 2013 results was driven by a significant decrease in expenses, which more than offset a decline in revenues.

Total revenue was $302.7 million in 2013 compared to $331.6 million in 2012. The decline in revenue was primarily driven by a reduction in capital markets income due to less favorable market conditions in 2013 relative to 2012, a decline in securities gains, and a decrease in mortgage banking income as a result of a negative warehouse valuation adjustment and continued runoff of the mortgage servicing portfolio. Net interest income (“NII”) also decreased in 2013 relative to 2012. The decline in NII was primarily attributable to run-off of the non-strategic loan portfolio and a lower yielding securities portfolio somewhat mitigated by improved deposit pricing.

Expenses decreased 57 percent to $227.4 million in 2013 primarily due to a decline in the repurchase and foreclosure provision. Repurchase and foreclosure provision expense was $0 in 2013 compared to $250.0 million in 2012 due to a change in estimate of FHN’s repurchase obligations in second quarter 2012. Expenses were also favorably affected by a decline in losses from litigation and regulatory matters driven by litigation matters in the prior year. Personnel expense declined 13 percent in 2013 largely driven by a reduction in pension-related expenses and lower capital markets variable compensation, as well as a 7 percent reduction in average headcount. These decreases were partially offset by an increase in legal and professional fees largely driven by costs related to litigation matters in 2013 and the reimbursement of certain legal expenses in 2012 related to a litigation settlement. With few exceptions, all other expense categories declined in 2013 due to FHN’s continued focus on cost reductions and efficiency throughout the organization.

The provision for loan losses was $15.0 million in 2013 and 2012. With the exception of additions to non-performing loans, both periods reflect aggregate improvement in the loan portfolio. Improvement from second quarter 2012 resulted in an 18 percent decline in the allowance for loan losses (“ALLL”) and a 54 percent decline in net charge-offs from a year ago.

Return on average common equity and return on average assets for second quarter 2013 were 7.46 percent and ..74 percent, respectively, compared to negative 21.06 percent and negative 1.96 percent in 2012. The Tier 1 capital ratio was 13.20 percent as of June 30, 2013, compared to 13.12 percent on June 30, 2012. Total period-end assets decreased to $25.1 billion on June 30, 2013, from $25.5 billion on June 30, 2012. Average loans and average core deposits were relatively consistent between the periods at $15.9 billion and $15.7 billion, respectively. Shareholders’ equity was flat at $2.5 billion on June 30, 2013.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $67.1 million during 2013, compared to $65.5 million in 2012. The increase in pre-tax income was primarily driven by a reduction in expenses which more than offset an increase in the provision and lower revenue.

Total revenue in 2013 was $209.2 million, a 2 percent decrease from $213.6 million in 2012. NII was $147.3 million in 2013 compared to $148.6 million in 2012. The decrease in NII was largely attributable to a decline in loan fees and a flatter yield curve, partially offset by an increase in consumer real estate installment loans and commercial balances from a year ago. Provision expense was $13.2 million in 2013 compared to $4.8 million in 2012. The increase in provision reflects a continued slower pace of favorable grade migration, reduction in the pace of improvement in loss rates relative to 2012, and stabilizing asset quality metrics.

Noninterest income was $61.9 million in 2013 compared to $65.0 million in 2012. The decline in noninterest income was largely driven by a decline in non-sufficient funds (“NSF”)/overdraft fees which decreased 16 percent to $10.3 million in 2013 as a result of a volume decline from a decrease in the number of small balance deposit accounts, a refinement in sort order processes, and changes in consumer behavior. Mortgage origination income declined $1.1 million to $0 in 2013 due to a shift from originations to referrals. Additionally, second quarter 2012 includes a $1.8 million gain related to the sale of a branch. These declines were somewhat mitigated during 2013, as FHN had a 20 percent and 7 percent increase in brokerage, management fees and commissions and fees from trust services and investment management, respectively. The increase in brokerage, management fees and commissions was largely due to an increase in advisory fee income and the increase in fees from trust services and investment management business was driven by strategic focus on this business and client referrals from wealth management.

Noninterest expense declined $14.4 million or 10 percent to $128.9 million in 2013. The decrease in expenses in 2013 was largely attributable to a reduction of pension-related expenses resulting from the freeze of the pension plans on December 31, 2012, coupled with headcount reductions from a year ago. These decreases were partially offset by an increase in advertisement expense due in part to strategic focus on the FTB Advisor brand. Many categories of expenses declined from a year ago because of FHN’s continued focus on cost reductions and efficiency throughout the organization.

Capital Markets

Pre-tax income in the capital markets segment decreased to $12.3 million in 2013 from $19.6 million in 2012, driven by a decline in fixed income revenue. Fixed income average daily revenue was $.9 million during 2013 compared to $1.1 million in 2012. This decline reflects significant market volatility and an increase in interest rates in the latter part of second quarter 2013. Other product revenue increased to $9.7 million from $6.6 million in 2012. Noninterest expense was $59.9 million and $60.9 million in 2013 and 2012, respectively. The decline in noninterest expense is due to lower variable compensation expenses as a result of lower fixed income revenues in 2013, partially offset by a $2.4 million increase in legal and professional fees.

Corporate

The pre-tax loss for the corporate segment was $23.2 million in 2013 compared to $20.9 million in 2012. The decline from 2012 was the result of lower revenue in 2013 relative to the prior year, which more than outpaced a decline in expense. Net interest expense was $10.0 million in 2013 compared to $5.5 million in 2012 and primarily due to a lower-yielding securities portfolio.

Noninterest income (including securities gains) was flat at $3.8 million in 2013 as an increase in deferred compensation income, which is primarily driven by changes in the market value of underlying investments, was offset by a reduction in BOLI driven by lower policy benefits relative to 2012. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is included in personnel expense.

Noninterest expense declined $2.1 million or 11 percent to $17.1 million in 2013. The decrease in expense is due in part to a reduction in personnel expense and a $1.2 million decline in expense from tax credit investments in 2013, partially offset by a $1.4 million increase in professional fees related to various consulting projects throughout the organization. The decline in personnel-related expenses is due to lower restructuring charges in 2013 relative to 2012, somewhat offset by an increase in deferred compensation expense, which is directionally consistent with the increase in deferred compensation income described above.

Non-Strategic

The non-strategic segment had pre-tax income of $4.1 million in 2013, compared to a pre-tax loss of $274.9 million in 2012 due to a significant decline in expenses.

Total revenue was $27.3 million and $39.1 million in 2013 and 2012, respectively, with NII declining 22 percent to $18.6 million in 2013 from $24.0 million in the prior year. The decline in NII is primarily due to an 18 percent reduction in average loans from 2012. Provision expense was $1.8 million in 2013 down from $10.2 million in the prior year reflecting continued runoff of the consumer portfolio as well as overall improved performance compared to a year ago.

Noninterest income (including securities gains/losses) declined to $8.7 million in 2013 from $15.1 million in 2012 primarily due to a decline in securities gains and mortgage banking income. Total noninterest income in 2012 includes a $5.1 million gain on the sale of a venture capital investment. The decrease in mortgage banking income was primarily due to a $2.5 million negative mortgage warehouse valuation adjustment in 2013 resulting from the effect of interest rate increases on performing fixed mortgages. The mortgage warehouse valuation adjustment was a positive $.6 million in 2012. Servicing fees contributed $2.7 million to the decline and are consistent with the reduction in size of the mortgage servicing portfolio. Net hedging results were also lower in 2013 as the spreads between mortgage and swap rates narrowed in 2013 relative to the prior year. These decreases were partially offset by a decline in the MSR valuation attributable to runoff in 2013 compared to 2012. Noninterest income in 2013 includes a $1.0 million gain from a LOCOM reversal associated with a TRUP loan payoff.

Noninterest expense was $21.5 million in 2013 compared to $303.8 million in 2012. The decrease in expense was primarily due to a decline in the repurchase and foreclosure provision from $250.0 million in 2012 to $0 in 2013, as well as a $21.2 million decline in loss accruals related to pending legal matters. Noninterest expense in 2012 includes elevated ancillary expenses associated with legacy mortgage wind-down activities, as well as $2.8 million related to the write-off of unrecoverable servicing advances. Generally, most other expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW—Comparison of second quarter 2013 to second quarter 2012

Total consolidated revenue decreased 9 percent to $302.7 million in 2013 from $331.6 million in 2012 primarily due to declines in net interest income, capital markets fixed income revenue, mortgage banking income, and securities gains. Total expenses decreased 57 percent to $227.4 million in 2013 from $527.2 million in 2012 due to a decline in the repurchase and foreclosure provision, lower litigation and regulatory expenses, and a decline in personnel expense.

NET INTEREST INCOME

Net interest income was $160.0 million in 2013, a 7 percent decline from $172.7 million in 2012. The decrease in NII was primarily attributable to run-off of the non-strategic loan portfolio and a lower yielding securities portfolio somewhat mitigated by improved deposit pricing. Average earning assets were $21.9 billion in 2013 and $22.2 billion in 2012 as loan growth within the regional bank was more than offset by run-off in the non-strategic loan portfolios and a smaller securities portfolio relative to a year ago.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin decreased to 2.96 percent in 2013 from 3.16 percent in 2012. The net interest spread was 2.82 percent in 2013, down 18 basis points from 3.00 percent in 2012 and the impact of free funding declined to 14 basis points from 16 basis points. The decline in net interest margin was primarily a result of lower reinvestment rates on investments and commercial loans coupled with run-off of the non-strategic loan portfolios partially offset by lower rates on interest-bearing deposits.

Table 1— Net Interest Margin

	Three Months Ended June 30
	2013	2012
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.68%	3.92%
Retail loans	4.12	4.33

Total loans, net of unearned income	3.86	4.09

Loans held for sale	3.26	3.41
Investment securities:
U.S. treasuries	0.11	0.37
U.S. government agencies	2.51	3.16
States and municipalities	0.65	1.39
Other	4.23	4.15

Total investment securities	2.58	3.18

Capital markets securities inventory	2.59	2.77
Mortgage banking trading securities	11.02	10.12
Other earning assets:
Federal funds sold	0.99	1.02
Securities purchased under agreements to resell (a)	(0.11)	0.03
Interest bearing cash	0.20	0.22

Total other earning assets	0.03	0.14

Interest income / total earning assets	3.40%	3.67%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.23%	0.30%
Other interest-bearing deposits	0.11	0.19
Time deposits	1.63	1.98

Total interest-bearing core deposits	0.32	0.44
Certificates of deposit $100,000 and more	1.15	1.37
Federal funds purchased	0.25	0.25
Securities sold under agreements to repurchase	0.11	0.17
Capital markets trading liabilities	1.87	1.90
Other short-term borrowings	0.19	0.04
Term borrowings	1.82	1.70

Interest expense / total interest-bearing liabilities	0.58	0.67

Net interest spread	2.82%	3.00%
Effect of interest-free sources used to fund earning assets	0.14	0.16

Net interest margin (b)	2.96%	3.16%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	2013 driven by negative market rates on reverse repurchase agreements.
(b)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation—Table 24.

FHN’s net interest margin is expected to remain under pressure during 2013. Despite recent improvement with reinvestment rates in the securities portfolio, FHN expects interest rates to remain at historically low levels which will result in continued pressure on yields in the loan and securities portfolios.

NONINTEREST INCOME

Noninterest income was 47 percent of total revenue in 2013 down slightly from 48 percent in 2012 as total noninterest income decreased to $142.6 million in 2013 from $158.9 million in 2012. The decrease primarily resulted from declines in capital markets fixed income revenue, securities gains, and mortgage banking income.

Capital Markets Noninterest Income

Capital markets noninterest income declined to $69.3 million in 2013 from $74.9 million in 2012. Revenue from fixed income sales was $58.5 million in 2013 compared to $68.4 million in 2012 reflecting less favorable market conditions in 2013 due to significant market volatility and an increase in interest rates in the latter part of the second quarter. Revenue from other products increased to $10.7 million in 2013 from $6.5 million in 2012 and includes a $1.0 million gain recognized within the non-strategic segment from the reversal of a previously established LOCOM valuation adjustment associated with a Trust preferred (“TRUP”) loan payoff.

Table 2—Capital Markets Noninterest Income

	Three Months Ended June 30		Percent	Six Months Ended June 30		Percent
(Dollars in thousands)	2013	2012	Change	2013	2012	Change
Noninterest income:
Fixed income	$58,535	$68,399	(14)%	$126,488	$167,511	(24)%
Other product revenue	10,730	6,514	65%	21,940	14,145	55%

Total capital markets noninterest income	$69,265	$74,913	(8)%	$148,428	$181,656	(18)%

Certain previously reported amounts have been reclassified to agree with current presentation.

Deposit Fee Income

Deposit transactions and cash management income declined 6 percent to $28.3 million in 2013 primarily due to a decline in NSF fee income. This reduction was a result of a volume decline from a decrease in small balance deposit accounts, a refinement of sort order processes, and changes in consumer behavior.

Mortgage Banking Noninterest Income

Mortgage banking income decreased to $5.6 million in 2013 from $9.9 million in 2012. Mortgage banking income is primarily comprised of servicing income related to legacy mortgage banking operations and fair value adjustments to the mortgage warehouse.

Servicing income, which includes fees for servicing mortgage loans, changes due to the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. Total servicing income was $8.0 million in 2013 compared to $10.2 million in 2012. Servicing fees declined to $12.3 million in 2013 from $15.0 million in 2012 which is directionally consistent with the mortgage servicing portfolio decline. Positive net hedging results decreased to $1.4 million in 2013 from $1.8 million in the prior year as the spreads between mortgage and swap rates were more narrow in 2013. The negative impact to the value of MSR that is attributable to runoff was $5.6 million and $6.7 million in 2013 and 2012, respectively. The mortgage warehouse valuation included negative $2.5 million in fair value adjustments in 2013 driven by the effect of interest rate increases on performing fixed mortgages. The mortgage warehouse valuation included $.6 million in positive fair value adjustments in 2012.

Table 3—Mortgage Banking Noninterest Income

	Three Months Ended June 30		Percent	Six Months Ended June 30		Percent
	2013	2012	Change	2013	2012	Change
Noninterest income (thousands):
Origination income	$35	$1,227	(97)%	$397	$2,128	(81)%
Mortgage warehouse valuation	(2,454)	626	NM	(2,195)	2,266	NM
Servicing income/(expense):
Servicing fees	12,266	14,984	(18)%	24,411	32,186	(24)%
Change in MSR value—runoff	(5,616)	(6,665)	16%	(10,991)	(12,163)	10%
Net hedging results	1,358	1,832	(26)%	3,340	10,897	(69)%

Total servicing income	8,008	10,151	(21)%	16,760	30,920	(46)%
Other	—	(2,115)	NM	—	(2,084)	NM

Total mortgage banking noninterest income	$5,589	$9,889	(43)%	$14,962	$33,230	(55)%

Mortgage banking statistics (millions):
Servicing portfolio—owned (first lien mortgage loans) (a)	$14,452	$18,779	(23)%	$14,452	$18,779	(23)%

NM—not meaningful

(a)	Excludes foreclosed assets.

Other Noninterest Income

Noninterest income from brokerage, management fees and commissions was $10.5 million in 2013, up 20 percent from $8.8 million in 2012 largely driven by an increase in advisory fee income. Trust services and investment management income also increased in 2013 to $7.0 million, representing a 7 percent improvement from the prior year driven by a strategic focus on client referrals from wealth management. These increases were offset by a decline in securities gains due to a $5.1 million gain on sale of a venture capital investment in 2012. All other income and commissions decreased slightly to $21.7 million in 2013 from $22.9 million in 2012. The following table provides detail regarding FHN’s other income.

Table 4—Other Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Other income:
Bankcard income	$5,299	$5,705	$10,181	$11,320
Bank owned life insurance	3,946	4,659	9,418	9,431
Other service charges	3,503	3,212	6,589	6,505
ATM interchange fees	2,627	2,669	5,011	5,225
Electronic banking fees	1,585	1,632	3,147	3,338
Letter of credit fees	1,196	1,560	2,695	2,894
Deferred compensation	(278)	(1,020)	1,315	2,099
Other	3,777	4,434	7,234	10,255

Total	$21,655	$22,851	$45,590	$51,067

NONINTEREST EXPENSE

Total noninterest expense in 2013 decreased 57 percent to $227.4 million from $527.2 million in 2012. The decrease was primarily the result of a $250.0 million charge to the repurchase and foreclosure provision in 2012, as well as declines in litigation-related expenses and a 13 percent reduction in personnel expenses from the prior year.

Employee compensation, incentives, and benefits (personnel expense), generally the largest component of noninterest expense, declined $19.1 million to $130.5 million in 2013. The decrease in personnel expenses is largely driven by a $9.9 million reduction in pension costs resulting from the freeze of the pension plans on December 31, 2012, a decline in variable compensation associated with lower fixed income sales revenue, and a decrease in severance-related costs associated with restructuring, repositioning, and efficiency initiatives, partially offset by an increase in the company matching portion of the profit sharing plan and deferred compensation. Additionally, headcount reductions relative to a year ago contributed to lower personnel expenses in 2013.

In second quarter 2012, FHN recorded $250.0 million to the repurchase and foreclosure provision related to the revision of repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to the Federal National Mortgage Association (“FNMA”, Fannie Mae”, or “Fannie”) and the Federal Home Loan Mortgage Corporation (“FHLMC”, “Freddie Mac”, or “Freddie”). (See the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 10 – Contingencies and Other Disclosures for additional details.) FHN did not record any repurchase and foreclosure provision expense in 2013.

With the exception of Legal and Professional fees, generally all expense categories remained relatively flat or declined in 2013. Legal and professional fees increased $5.6 million to $14.1 million in 2013 driven by an increase in costs related to litigation matters and various consulting projects in the current year as compared to the prior year.

Contract employment expense declined $2.3 million to $8.6 million in 2013 due to lower sub-servicing costs as a result of volume reductions consistent with the run-off of the non-strategic portfolios and completion of various technology-related projects. FDIC premium expense was $5.0 million in 2013, down from $6.8 million in 2012. Other expenses declined in 2013 as a result of continued cost reductions throughout the organization and wind-down of non-strategic businesses.

All other expenses declined 57 percent to $23.5 million in 2013 from $54.1 million in 2012 primarily driven by a $21.2 million reduction in litigation-related charges. In 2012 FHN recorded $3.4 million in ancillary expenses associated with legacy mortgage wind-down activities and $2.8 million related to the write-off of unrecoverable servicing advances. Additionally, expenses decreased $1.2 million due to a decline in expense from tax credit investments in 2013. The following table provides detail regarding FHN’s other expense.

Table 5—Other Expense

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Other expense:
Advertising and public relations	$4,121	$3,153	$8,068	$7,403
Other insurance and taxes	3,076	3,130	6,122	6,329
Tax credit investments	2,989	4,214	5,961	8,822
Travel and entertainment	2,372	2,435	4,220	4,299
Customer relations	1,255	1,348	2,533	2,203
Employee training and dues	1,229	1,230	2,483	2,322
Losses from litigation and regulatory matters	900	22,100	6,070	22,253
Bank examination costs	829	800	1,657	1,599
Supplies	705	817	1,760	1,850
Loan insurance expense	503	636	1,043	1,225
Federal services fees	282	328	564	649
Other	5,223	13,927	11,550	19,630

Total	$23,484	$54,118	$52,031	$78,584

INCOME TAXES

The effective tax rate for second quarter 2013 was 25 percent. The effective tax rate for 2013 cannot be compared to the tax rate in 2012 given the large difference in pre-tax income between periods. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. In 2013 and 2012, there were several items which positively impacted the effective tax rate. Tax expense was reduced by $8.2 million and $7.3 million in 2013 and 2012, respectively, from permanent tax benefits primarily related to tax credit investments, life insurance, and tax exempt interest.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2013, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $395.6 million and $138.0 million, respectively, resulting in a net DTA of $257.6 million at June 30, 2013, compared with $255.0 million at June 30, 2012.

In order to support the recognition of the DTA, FHN’s management must conclude that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial performance. Realization is dependent on generating sufficient taxable income prior to the expiration of the carryforwards attributable to the DTA. In projecting future taxable income, FHN incorporates assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business.

As of June 30, 2013, FHN had federal income tax net operating loss (“NOL”) and tax credit carryforwards and state income tax NOL carryforwards, which will expire in varying amounts between 2029 and 2033 and federal capital loss carryforwards, which will expire in 2017. FHN established a valuation allowance of $12.6 million against its state NOL carryfowards and $56.8 million against its capital loss carryforwards as of June 30, 2013. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred income tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Changes in tax laws and rates could also affect recorded DTAs and DTLs in the future. Management is not aware of the enactment of any such changes that would have a material effect on the company’s results of operations, cash flows or financial position.

STATEMENT OF CONDITION REVIEW

Total period-end assets were $25.1 billion on June 30, 2013, compared to $25.5 billion on June 30, 2012, and December 31, 2012. Average assets for the second quarter of 2013 decreased to $24.6 billion from $25.0 billion a year earlier. The decline in average assets is largely attributable to declines in interest-bearing cash, other assets, derivative assets and investment securities, partially offset by increases of securities purchased under agreements to resell.

EARNING ASSETS

Earning assets consist of loans, loans HFS, investment securities, and other earning assets. Earning assets averaged $21.9 billion in 2013 down 1 percent from $22.2 billion a year earlier. A more detailed discussion of the major line items follows. Unless otherwise indicated, references below to balances in or for 2012 refers to balances at June 30, 2012, or for the second quarter of 2012 rather than December 31, 2012, or for the fourth quarter of 2012.

Loans

Period-end loans were $16.2 billion as of June 30, 2013 and 2012, and $16.7 billion as of December 31, 2012. Average loans for second quarter 2013 were $15.9 billion compared to $16.0 billion in second quarter 2012, and $16.4 billion in fourth quarter 2012. The period-end and average loan balances were higher in fourth quarter 2012 primarily driven by higher balances of loans to mortgage companies.

Table 6—Average Loans

	June 30, 2013		June 30, 2012		December 31, 2012
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	2Q13 changes vs
							2Q12	4Q12
Commercial:
Commercial, financial, and industrial	$8,121,219	51%	$7,712,551	48%	$8,330,961	51%	5%	(3)%
Commercial real estate:
Income CRE	1,084,470	7	1,236,016	8	1,174,127	7	(12)%	(8)%
Residential CRE	49,798	*	94,531	1	63,647	*	(47)%	(22)%

Total commercial	9,255,487	58	9,043,098	57	9,568,735	58	2%	(3)%

Retail:
Consumer real estate (a)	5,561,689	35	5,864,714	36	5,757,724	35	(5)%	(3)%
Permanent mortgage (b)	771,253	5	776,440	5	788,428	5	(1)%	(2)%
Credit card, OTC and other	304,561	2	276,016	2	288,412	2	10%	6%

Total retail	6,637,503	42	6,917,170	43	6,834,564	42	(4)%	(3)%

Total loans, net of unearned	$15,892,990	100%	$15,960,268	100%	$16,403,299	100%	*	(3)%

*	Amount is less than one percent.

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of June 30, 2013 and 2012, and December 31, 2012, include $377.9 million, $458.3 million, and $415.5 million of restricted and secured real estate loans, respectively.

(b)	Balances as of June 30, 2013 and 2012, and December 31, 2012, include $12.8 million, $21.0 million, and $14.0 million of restricted and secured real estate loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 88 percent of total commercial loans in 2013 compared to 85 percent in 2012. The increase in average C&I loans from second quarter 2012, was primarily driven by growth in corporate lending and loans to mortgage companies. Commercial real estate loans declined $.2 billion from second quarter 2012 to $1.1 billion in 2013 as the commercial real estate market remains soft and the non-strategic components continue to wind down.

Total retail loans declined 4 percent, or $279.7 million from a year ago, to $6.6 billion in 2013. The consumer real estate portfolio (home equity lines and installment loans) declined $303.0 million, to $5.6 billion as the continued wind-down of portfolios within the non-strategic segment outpaced growth in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $5.2 million to $771.3 million in 2013 as runoff was largely mitigated by loans added to this portfolio due to the exercise of clean-up calls related to off-balance sheet securitization trusts in first quarter 2013 and third quarter 2012. Credit Card, OTC, and Other increased $28.5 million to $304.6 million in 2013.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Investment securities averaged $3.2 billion in 2013 and $3.3 billion in 2012 and represented 15 percent of earning assets in both 2013 and 2012. The amount of securities purchased for the investment portfolio is largely driven by the desire to maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment. See Note 3 – Investment Securities for additional detail.

Loans Held-for-Sale (“HFS”)

Loans HFS consists of the mortgage warehouse, student, small business, and home equity loans. The average balance of loans HFS decreased $35.9 million from 2012 and averaged $389.3 million in 2013. The decrease in average loans was primarily attributable to sales of small business loans throughout the year partially offset by a larger mortgage warehouse from Government Sponsored Enterprises (“GSE”) repurchase activity. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business and mortgage loans repurchased pursuant to requests from investors (primarily GSEs), averaged $363.1 million in 2013 compared to $338.5 million in 2012, and comprised over 90 percent of loans HFS in 2013.

Other Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.5 billion in 2013 and 2012 as a $116.9 million decrease in interest-bearing cash and a $17.6 million decrease in capital markets securities inventory, were partially offset by a $98.6 million increase in securities purchased under agreements to resell (“asset repos”). Asset repos used in Capital Markets fixed income trading activity are directionally correlated with the level of Capital Markets trading liabilities (short-positions).

Average other operating assets declined 9 percent, or $162.8 million, to $1.6 billion in 2013 due to decreases in net tax receivables, servicing advances, and prepaid assets.

Core Deposits

Average core deposits remained relatively flat at $15.6 billion in 2013. Core deposits on June 30, 2013, were $16.4 billion, a 6 percent increase from $15.5 billion on June 30, 2012. The increase in core deposits was primarily driven by an 11 percent increase in interest-bearing deposits partially offset by a 5 percent decline in noninterest-bearing deposits. The increase in interest-bearing deposits was due to an increase in Promontory Insured deposits and a shift of customer deposits from non-interest bearing accounts due to the expiration of unlimited FDIC coverage for non-interest bearing accounts under the Transaction Account Guarantee (“TAG”) which expired on December 31, 2012. The period-end increase was impacted by approximately $235 million of core deposits associated with the MNB acquisition.

Short-Term Funds

Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) decreased $751.1 million to $3.2 billion on June 30, 2013. This decrease was largely the result of a decrease in FHLB borrowings which were elevated in second quarter 2012 due to deposit fluctuations and an increase in loans to mortgage companies. Average short-term funds declined $43.3 million to $3.5 billion in 2013. Average FFP, which currently is composed primarily of funds from correspondent banks, was $1.2 billion in 2013 compared to $1.5 billion in 2012. FFP fluctuates depending on the amount of excess funding of correspondents. Average certificates of deposit (“CDs”) greater than $100,000 declined $133.4 million to $542.2 million in 2013 primarily due to a decline in jumbo public fund and corporate CDs, somewhat offset by an increase in CDs acquired as part of the MNB acquisition. These declines were partially offset by increases in the average balance of other short term borrowings and securities sold under agreements to repurchase of $148.4 million and $125.7 million, respectively. On average, short-term purchased funds accounted for 17 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2013 compared to 16 percent in 2012.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. On June 30, 2013, term borrowings were $1.8 billion compared to $2.2 billion on December 31, 2012 and $2.3 billion on June 30, 2012. Average term borrowings decreased 13 percent to $2.0 billion in 2013 from $2.3 billion in 2012. The decline in average term borrowings primarily relates to $350.0 million of subordinated notes that matured during the second quarter of 2013, a decline in restricted/secured borrowings due to regular principal pay downs, and a decline in the fair value of derivatives hedging debt.

FINANCIAL SUMMARY—(Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012)

For the first six months of 2013, FHN reported net income available to common shareholders of $81.8 million or $.34 per diluted share compared to net loss of $94.3 million or $.38 loss per diluted share in 2012. The improvement in 2013 results was driven by a reduction in expenses partially offset by a decline in revenue and an increase in provision for loan losses. For the six months ended June 30, 2013, return on average common equity was 7.49 percent and return on average assets was .73 percent. Return on average common equity and return on average assets were negative 7.95 percent and negative .71 percent, respectively, for the six months ended June 30, 2012.

Through June 30, 2013, total revenue was $620.5 million, a 12 percent decrease from $706.0 million in 2012. NII decreased $23.2 million to $321.4 million. NII declined driven by runoff of the non-strategic portfolios, a lower-yielding investment securities portfolio, but was partially offset by lower deposit costs. The provision for loan losses was $30.0 million in 2013 compared to $23.0 million in the prior year. 2013 reflects slower pace of improvement in the loan portfolio which resulted in a 25 percent decline in the allowance for loan losses and a 48 percent decline in net charge-offs from a year ago. Average loan levels were relatively consistent between the periods at $16.0 billion, as were average core deposits at $15.7 billion.

Noninterest income in 2013 was $299.1 million compared to $361.3 million in 2012. The decline in noninterest income was largely driven by an 18 percent decline in capital markets income which was the result of less favorable market conditions in 2013 relative to 2012, especially in the latter part of the second quarter. Runoff of the mortgage servicing portfolio, a decline in net hedging results and a negative warehouse valuation, as well as a decline in NSF fee income in 2013 were also contributing factors to the decline in fee income. Noninterest income in 2012 included a $5.1 million gain on the sale of a venture capital investment. Partially offsetting these declines in noninterest income was an increase in advisory fees which led to a 15 percent increase in brokerage, management fees and commissions, relative to 2012. All other noninterest income was $45.6 million in 2013 compared to $51.1 million. Noninterest income in 2012 includes a $1.8 million gain on the sale of a branch.

Total noninterest expense declined 45 percent in 2013 to $467.9 million due in large part to a decline in the repurchase and foreclosure provision and lower personnel expenses. Provisioning for repurchase and foreclosure losses was $0 in 2013 compared to $299.3 million in 2012 driven by a change in estimate of FHN’s repurchase obligations in second quarter 2012. The decline in personnel expenses in 2013 was due to lower capital markets variable compensation, a decrease in pension-related expenses, a 6 percent decline in average FTE from headcount reductions, and other efficiency initiatives. Noninterest expense was favorably impacted by a decline in contract employment expenses largely due to lower sub-servicing costs as a result of volume reductions consistent with the run-off of the non-strategic portfolios. Expenses associated with foreclosed property and FDIC insurance premiums were also lower in 2013 relative to the prior year. These declines were offset somewhat by increased legal and professional fees related to an increase in costs associated with litigation matters and various consulting projects throughout the organization.

Other noninterest expense declined $26.6 million in 2013 to $52.0 million. The decline was primarily due to a decrease in losses from litigation and regulatory matters and a $2.9 million decrease due to a decline in expense from tax credit investments in 2013. The 2012 expense includes higher ancillary expenses associated with legacy mortgage wind-down activities and $2.8 million related to the write-off of unrecoverable servicing advances. Generally, most other expense categories were relatively flat or declined in 2013 due to FHN’s continued focus on cost reductions and efficiency throughout the organization.

BUSINESS LINE REVIEW—(Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012)

Regional Banking

Pre-tax income within the regional banking segment was $144.4 million during 2013, compared to $139.9 million in 2012. The increase in pre-tax income was driven by a reduction in expenses that outpaced an increase in the loan loss provision and a decline in revenue.

Total revenue in 2013 was $414.4 million compared to $421.2 million in 2012. NII decreased to $293.4 million in 2013 from $296.1 million in 2012. The decrease in NII was largely attributable to a flatter yield curve, but was somewhat mitigated by an increase in commercial balances, primarily loans to mortgage companies, and an increase in consumer real estate installment loans from a year ago. Lower loan fees relative to the prior year and the impact of day variance also contributed to the decline in NII. Regional banking recognized provision expense of $10.7 million in 2013 compared to a provision credit of $2.6 million in 2012. Provision in 2013 reflects a slower pace of grade migration and loss rate improvement relative to 2012, as well as stabilizing asset quality metrics.

Noninterest income declined 3 percent or $4.0 million to $121.0 million in 2013. Total service charges on deposits were $54.1 million in 2013 down 5 percent from 2012 largely attributable to a decline in NSF/overdraft fees due to a volume decline from a decrease in the number of small balance deposit accounts, a refinement in sort order processes, and changes in consumer behavior. Mortgage origination income declined $1.8 million in 2013 due to a shift from originations to referrals. 2012 includes a $1.8 million gain on the sale of a bank branch. These declines were somewhat mitigated by a 15 percent increase in brokerage, management fees and commissions due to an increase in advisory fee income and an 8 percent increase in fees from trust services and investment management, driven by strategic focus and client referrals from wealth management.

Noninterest expense was $259.3 million in 2013 compared to $283.9 million in 2012. Personnel costs were positively affected in 2013 by lower pension-related costs resulting from the freeze of the pension plans on December 31, 2012, as well as the impact of headcount reductions from a year ago. Computer software expense increased $1.4 million in 2013 as the company continues to focus on technology-related investments to enhance product offering and become more efficient. Nearly all other categories of expenses declined from a year ago because of FHN’s continued focus on cost reductions throughout the organization.

Capital Markets

Pre-tax income in the capital markets segment decreased from $51.8 million in 2012 to $31.1 million in 2013, due to a decline in fixed income sales revenue partially offset by a reduction in expenses. Total revenue in 2013 decreased 21 percent to $152.7 million from $193.0 million in 2012 as fixed income sales revenue decreased to $126.5 million in 2013 compared to $167.5 million in 2012 reflecting more favorable market conditions in 2012. A contributing factor to this decline was significant market volatility and an increase in interest rates in the latter part of the second quarter of 2013. Other product revenue increased to $18.3 million from $14.2 million in 2012. Noninterest expense was $121.6 million and $141.2 million in 2013 and 2012, respectively. The decline in expense was driven by lower variable compensation costs as a result of lower fixed income revenues in 2013, partially offset by a $2.6 million increase in legal and professional fees.

Corporate

The pre-tax loss for the corporate segment increased to $41.6 million in 2013 from $40.2 million in 2012. NII declined $6.9 million in 2013 primarily due to a lower-yielding securities portfolio.

Noninterest income declined 11 percent to $11.7 million in 2013 from $13.1 million in 2012. The decline in noninterest income was the result of lower deferred compensation income, which is primarily driven by changes in the market value of underlying investments and a $.7 million decrease in securities gains. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is included in personnel expense.

Noninterest expense decreased to $34.7 million in 2013 from $41.5 million in 2012. The decrease in expense is due in part to a reduction in personnel expense and a $2.9 million decrease in expense from tax credit investments in 2013. The decline in personnel expenses is related to a decrease in deferred compensation expense, which is directionally consistent with the decrease in deferred compensation income described above and a reduction in salary expense, coupled with lower restructuring charges in 2013 relative to the prior year. These decreases were partially offset by an increase in professional fees related to various consulting projects.

Non-Strategic

The non-strategic segment’s pre-tax loss was $11.5 million in 2013 compared to $317.7 million in 2012 due to a decrease in expenses combined with a decline in loan loss provision, partially offset by a reduction in revenue.

Total revenue in 2013 was $60.2 million compared to $90.4 million in 2012 with net interest income declining to $38.7 million in 2013 from $48.9 million in the prior year. The decline in net interest income was primarily due to a 16 percent reduction in average loans from 2012. The provision for loan losses decreased $6.3 million in 2013 to $19.3 million due to run-off of the non-strategic portfolios and overall improved performance relative to a year ago.

Noninterest income (including securities gains/losses) declined 48 percent to $21.5 million in 2013 primarily driven by lower mortgage banking income. The change in mortgage banking income was attributable to a $7.8 million decline in servicing fees and a $7.6 million decrease in net hedging results due to more narrow spreads between mortgage and swap rates in 2013 relative to 2012. In 2012, positive valuation adjustments to the mortgage warehouse were $2.3 million compared to negative adjustments of $2.2 million in 2013 contributing $4.5 million to the decline in mortgage banking income. The negative valuation in 2013 reflects the effects of interest rate increases on performing fixed mortgages in late second quarter 2013. Noninterest income in 2013 includes a $3.5 million gain from LOCOM reversals associated with TRUP loan payoff/sales. 2012 includes a $5.1 million gain on the sale of a venture capital investment and a $2.3 million gain associated with the settlement of a legal matter.

Noninterest expense was $52.4 million in 2013 compared to $382.5 million in 2012. Noninterest expense decreased primarily due to a decline in the repurchase and foreclosure provision from $299.3 million in 2012 to $0 in 2013, as well as a $16.0 million reduction in litigation-related charges in 2013 due to a decline in loss accruals related to pending legal matters. Contract employment expense declined $3.3 million in 2013 due to lower subservicing costs as a result of volume reductions consistent with the run-off of the non-strategic portfolios. Additionally, losses on foreclosed property declined $2.4 million as the rate of decline in property values stabilized, or improved in some markets, which resulted in lower fair value adjustments from a year ago. 2012 includes higher ancillary expenses associated with legacy mortgage wind-down activities and $2.8 million related to the write-off of unrecoverable servicing advances, which also contributed to the decline. Generally, most other expense categories continued to decline given the continued wind-down of the legacy businesses.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

FHN continues to refine its business mix in order to focus on higher-return core businesses and explore opportunities to reduce operating costs. The net charge from restructuring, repositioning, and efficiency activities was $.6 million in second quarter 2013 compared to $3.8 million in second quarter 2012. For the six months ended June 30, 2013 and 2012, net charges were $1.1 million and $3.6 million, respectively. Components of the 2013 charges primarily relate to severance and other adjustments associated with FHN’s voluntary separation program as well as a gain associated with the final settlement of Msavers in first quarter 2013. Significant charges recognized during 2012 include a $2.3 million adjustment related to prior servicing sales and $2.0 million of severance related costs related to efficiency initiatives throughout the organization.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and six months ended June 30, 2013 and 2012, are presented in the following table based on the income statement line item affected. See Note 18—Restructuring, Repositioning, and Efficiency for additional information.

Table 7—Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Noninterest income:
Mortgage banking	$—	$(2,287)	$—	$(2,287)
Gain on divestiture	—	—	—	200

Total noninterest income/(loss)	—	(2,287)	—	(2,087)

Noninterest expense:
Employee compensation, incentives, and benefits	641	2,191	1,460	2,039
Occupancy	(60)	(219)	378	(175)
Legal and professional fees	—	—	—	15
All other expense	—	12	—	17

Total noninterest expense	581	1,984	1,838	1,896

Loss before income taxes	(581)	(4,271)	(1,838)	(3,983)
Income from discontinued operations	—	485	735	389

Net impact resulting from restructuring, repositioning, and efficiency initiatives	$(581)	$(3,786)	$(1,103)	$(3,594)

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.6 billion in 2013 compared to $2.7 billion in 2012. The decline in equity is largely driven by the repurchase of shares under the share repurchase program mentioned below, the average impact of the second quarter 2012 net loss on retained earnings, and a decline in unrealized gains associated with the AFS securities portfolio within accumulated other comprehensive income, partially offset by proceeds from the first quarter 2013 issuance of $100 million of Series A non-cumulative perpetual preferred stock (approximately $96 million net of offering costs). Period-end equity was $2.5 billion on June 30, 2013 and 2012.

In fourth quarter 2011, FHN launched a share repurchase program which enabled FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to market conditions. As of June 30, 2013, this program authorizes total purchases of up to $300 million. Since inception through June 30, 2013, FHN has repurchased $213.0 million of common shares under this program. In May 2013 FHN entered into a prepaid variable share repurchase arrangement under the 2011 program in the amount of $40 million, subject to customary conditions. The final number of shares purchased under the arrangement will be 3.5 million shares. The final number of shares was determined shortly before and will be delivered to FHN shortly after, the filing of this report. The prepaid arrangement is not included in the amount repurchased under the 2011 program through June 30, 2013, nor in common shares outstanding on that date, but is reflected in equity and regulatory capital as of June 30, 2013.

The following table provides a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2013	June 30, 2012	December 31, 2012
Shareholder’s equity	$2,250,977	$2,219,241	$2,214,041
Regulatory adjustments:
Goodwill and other intangibles	(141,353)	(133,541)	(128,639)
Net unrealized (gains)/losses on AFS securities	(9,439)	(63,679)	(55,250)
Minimum pension liability	198,104	186,262	201,593
Noncontrolling interest—FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	200,000	200,000
Disallowed servicing assets	(7,409)	(8,872)	(7,638)
Disallowed deferred tax assets	(72,859)	(67,075)	(77,714)
Other	(438)	(466)	(433)

Tier 1 capital	$2,712,399	$2,626,686	$2,640,776
Tier 2 capital	464,244	570,159	571,232

Total regulatory capital	$3,176,643	$3,196,845	$3,212,008

	June 30, 2013		June 30, 2012		December 31, 2012
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	13.26%	$2,712,399	13.12%	$2,626,686	13.10%	$2,640,776
First Tennessee Bank National Association (a)	14.98	3,036,627	15.32	3,044,184	15.64	3,122,204
Total
First Horizon National Corporation	15.53	3,176,643	15.97	3,196,845	15.94	3,212,008
First Tennessee Bank National Association (a)	17.25	3,498,577	18.18	3,612,440	18.49	3,691,056
Tier 1 Common (b)
First Horizon National Corporation	10.37	2,121,959	10.65	2,131,870	10.65	2,145,960

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 14.66 percent and 16.08 percent, respectively, at June 30, 2013.
(b)	Refer to the Non-GAAP to GAAP Reconciliation – Table 24.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of June 30, 2013, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Most capital ratios declined in 2013 relative to 2012 due to the impacts of share repurchases and the related dividend from FTBNA to FHN, as well as the adoption of the revised Market Risk Capital Rules which required FHN and FTBNA to change the methodology for calculating the risk-weighted assets related to trading assets. These negative impacts were partially offset in Tier 1 Capital and Total capital for FHN due to the positive impact of the preferred stock issuance in first quarter 2013. The Total Capital ratio for both FHN and FTBNA were negatively impacted by a reduction in the amount of Tier 2 qualifying subordinated debt as that debt approaches maturity. Through 2013, capital ratios are expected to remain strong and significantly above current well-capitalized standards. Refer to the discussion of rules that will impact capital ratios for the industry in the Market Uncertainties and Prospective Trends section of MD&A.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during second quarter 2013:

Table 9—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2013
April 1 to April 30	70	$10.00	70	31,839
May 1 to May 31	N/A	N/A	N/A	31,839
June 1 to June 30	*	10.99	*	31,838

Total	71	$10.00	71

N/A—Not applicable

*	Amount is less than 1

Compensation Plan Programs:

•

A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment announced on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On June 30, 2013, the maximum number of shares that may yet be purchased under the program was 31.8 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2013.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2013
April 1 to April 30	270	$10.18	270	$92,167
May 1 to May 31	500	10.42	500	$86,958	(b)
June 1 to June 30	N/A	N/A	N/A	$86,958	(b)

Total	770	$10.33	770

N/A—Not applicable

(a)	Represents total costs including commissions paid. Average price paid per share for the quarter was $10.31 excluding commissions.
(b)	Amount does not include the impact of the $40 million prepaid variable share repurchase agreement.

Other Programs:

•

On October 17, 2011, FHN announced a $100 million share purchase authority that would expire on August 31, 2012. As of June 30, 2013, the share purchase authority had been increased to $300 million and the expiration had been extended to January 31, 2014. As of June 30, 2013, $213.0 million in purchases had been made under this authority at an average price per share of $8.88, $8.86 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. In second quarter 2013, FHN entered into a prepaid variable share repurchase arrangement under this program in the amount of $40 million, subject to customary conditions. It is expected that 3,527,447 shares will be delivered in third quarter 2013.

ASSET QUALITY—Trend Analysis of second quarter 2013 to second quarter 2012

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate. Retail loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of loans secured by residential real estate (39 percent of total loans), the majority of which is in the consumer real estate portfolio (34 percent of total loans). Industry concentrations are discussed under the heading C&I below. Key asset quality metrics for each of these portfolios can be found in Table 12 – Asset Quality by Portfolio.

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s 2012 Annual Report on Form 10-K in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 27 and continuing to page 35. There were no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings in second quarter 2013.

On June 7, 2013, FHN acquired substantially all of the assets and liabilities of MNB from the FDIC. The acquisition included approximately $249 million of loans. These loans are recorded at fair value which incorporates expected credit losses in accordance with Accounting Standards Codification Topic related to Business Combinations (“ASC 805”) resulting in no carryover of allowance for loan loss from the acquiree. See Note 2—Acquisitions and Divestitures and Note 4—Loans for additional information regarding the acquisition.

At acquisition, FHN designated certain loans as purchase credit impaired (“PCI”) loans. PCI loans are loans that have experienced deterioration of credit quality at the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured. PCI loans were identified based on a review of the current performance status, asset quality indicators, and internal risk grades. Given that the timing of the acquisition occurred late in the quarter, FHN may make revisions in third quarter 2013 to its assessment of which loans should be classified as PCI in accordance with ASC 310-30. Changes in PCI designation should not affect FHN’s estimate of fair value of the loans as of the acquisition date. On June 30, 2013, the unpaid principal balance and the carrying value of PCI loans were $61.6 million and $41.6 million, respectively. These loans were initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flows includes all contractually expected amounts (including interest) and incorporates an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. Generally, PCI loans will not be reported as nonperforming loans, troubled debt restructurings (if pooled), or impaired loans unless there has been an other-than-temporary decline in the fair value of a loan below amortized cost or if it is probable that a loan has become impaired in periods subsequent to the acquisition. A majority of the PCI loans are included in the commercial real estate portfolio segment.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $8.4 billion on June 30, 2013, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. Table 10 provides the composition of the C&I portfolio by industry as of June 30, 2013 and 2012. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10—C&I Loan Portfolio by Industry

	June 30, 2013		June 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$1,594,097	19%	$1,628,489	20%
Loans to mortgage companies	1,387,022	16	1,274,001	16
Healthcare	743,745	9	608,873	8
Manufacturing	693,255	8	633,707	8
Wholesale trade	628,216	8	641,054	8
Retail trade	476,334	6	463,643	6
Real estate rental & leasing (a)	460,986	6	433,433	5
Other (transportation, education, arts, entertainment, etc) (b)	2,383,506	28	2,298,165	29

Total C&I loan portfolio	$8,367,161	100%	$7,981,365	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent.

As of June 30, 2013, finance and insurance, the largest component, represents 19 percent of the C&I portfolio. The balances of loans to mortgage companies were 16 percent of the C&I portfolio and include volumes related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates, includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates, and decreases when rates rise. Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 35 percent of the C&I category was sensitive to impacts on the financial services industry. Except as discussed, on June 30, 2013, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component of the C&I portfolio, which includes bank-related loans and TRUPs (i.e., long term unsecured loans to bank and insurance-related businesses), has been stressed but has seen the stronger borrowers stabilize as there have been upgrades within the TRUPs and bank stock portfolio. The finance and insurance category also includes approximately $656 million of asset-based lending to consumer finance companies.

TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of June 30, 2013, six TRUPs relationships have elected interest deferral, down from ten in 2012. Since second quarter 2012, three TRUPs relationships came off deferral and were returned to accrual status. Additionally, one TRUP that was on interest deferral was sold in first quarter 2013. The average size of a trust preferred loan is approximately $9 million.

As of June 30, 2013, the UPB of trust preferred loans totaled $412.4 million ($256.1 million of bank TRUPs and $156.3 million of insurance TRUPs) with the UPB of other bank-related loans totaling $91.1 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPs of $29.9 million, total reserves (ALLL plus the LOCOM) for TRUPs and other bank-related loans were $46.6 million or 9 percent of outstanding UPB.

C&I Asset Quality Trends

During 2013, performance of the C&I portfolio continued to improve although at a slower pace than in 2012, with a positive shift in the risk rating assignments and lower loss rates as commercial borrowers continue to adapt to the current operating environment. As a result, the ALLL declined $17.1 million to $93.5 million as of June 30, 2013. The allowance as a percentage of period-end loans declined to 1.12 percent in 2013 from 1.39 percent in 2012. The decline was related to a lower ALLL because of improvement from a year ago and an increase in C&I loans in 2013. Allowance to net charge-offs increased to 8.34 percent from 3.44 percent in second quarter 2012 mainly due to a decrease in net charge-offs. Net charge-offs as a percentage of average loans decreased to 0.14 percent from 0.42 percent. Nonperforming C&I loans decreased $36.1 million to $121.2 million on June 30, 2013, mainly due to the sale of a TRUP loan amounting to $6.6 million (including LOCOM) and 3 TRUPs amounting to $21 million (including LOCOM) that returned to accrual status in 2012. The nonperforming loan (“NPL”) ratio decreased to 1.45 percent in 2013 from 1.97 percent in 2012.

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

Income CRE

The income CRE portfolio was $1.2 billion on June 30, 2013. The MNB acquisition in second quarter 2013 resulted in an increase in income CRE of $144.2 million. Subcategories of income CRE consist of retail (22 percent), apartments (23 percent), office (13 percent), industrial (13 percent), hospitality (11 percent), land/land development (7 percent), and other (11 percent). A substantial portion of the income CRE portfolio was originated through and continues to be managed by the regional bank. The income CRE portfolio showed improvement as property stabilization and strong sponsors have positively affected performance. FHN does not capitalize interest or fund interest on distressed properties.

Income CRE Asset Quality Trends

Performance of income CRE loans improved in second quarter 2013 as market conditions improved and sponsors and guarantors provided additional financial support to borrowers as needed. Allowance as a percentage of loans decreased to .94 percent in 2013 from 2.39 percent in 2012. Outstanding balances declined 4 percent from second quarter 2012 and the level of allowance declined $18.3 million from 2012 to $11.0 million in second quarter 2013. Net charge-offs were not material in 2013 and were $1.6 million in 2012. The ALLL to net charge-offs ratio increased to 18.24 percent from 4.53 percent given the low level of net charge-offs recognized in second quarter 2013. The level of nonperforming loans decreased 59 percent to $23.3 million as of June 30, 2013, or 1.99 percent of total income CRE loans. The decline in nonperforming loans is primarily attributable to the regional banking portion of the portfolio.

Residential CRE

The residential CRE portfolio was $46.3 million on June 30, 2013. Originations through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle.

The limited amount of new originations within the regional banking footprint and runoff, combined with the wind-down of the non-strategic portion of this portfolio, directly impacts the amount of net charge-offs and nonperforming loans and the level of the allowance. Balances of residential CRE loans declined 48 percent from a year ago. Net charge-offs were not material in either period. The ALLL declined $9.3 million to $2.9 million as of June 30, 2013, and nonperforming loans decreased $28.7 million to $10.1 million as of June 30, 2013. The ALLL to loans ratio and the nonperforming loans ratio remained elevated at 6.24 percent and 21.83 percent, respectively, but declined compared to 2012, due to a large relationship that returned to accrual status in third quarter 2012. These metrics will remain skewed until the portfolio entirely winds down or until FHN actively originates this product and balances noticeably increase.

RETAIL LOAN PORTFOLIOS

Regulatory Focus on Consumer Loan Accounting and Reporting

In first quarter 2012, the OCC issued interagency guidance related to ALLL estimation and nonaccrual practices, and risk management policies related to junior lien loans. As a result, FHN modified its nonaccrual policies in first quarter 2012 to place current second liens on nonaccrual if the first lien is owned or serviced by FHN and is 90 or more days past due. For non FHN-serviced first liens, in second quarter 2013 FHN received new information from a third party vendor regarding the performance status of those first liens and placed stand-alone second liens on nonaccrual if the first lien was 90 days or more past due or had been modified. As a result of this new information, additions to nonperforming loans for the quarter ended June 30, 2013, were approximately $56 million and were largely concentrated in the consumer real estate portfolio. Because probable incurred losses had been contemplated in the allowance for loan loss estimate in prior quarters, this new information did not result in a material increase in the ALLL in second quarter 2013.

In third quarter 2012, the OCC clarified that residential real estate loans in which personal liability has been discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower are collateral dependent and should be reported as nonaccruing TDRs. As a result, FHN charged-down such loans to the net realizable value of the collateral and the remaining balances were reported as nonaccruing TDRs regardless of the loan’s delinquency status.

Because of the composition of FHN’s residential real estate portfolios, these changes most significantly impacted the consumer real estate portfolio segment. The level of nonperforming loans and TDRs in the consumer real estate and permanent mortgage portfolios were affected by these regulatory actions as of June 30, 2013, relative to June 30, 2012, amounts.

Consumer Real Estate

The consumer real estate portfolio was $5.5 billion on June 30, 2013, and is primarily composed of home equity lines and installment loans including restricted and secured balances (loans consolidated per amendments to ASC 810 and on-balance sheet securitizations). The largest geographical concentrations of balances as of June 30, 2013, are in Tennessee (just over 50 percent) and California (about 10 percent) with no other state representing greater than 3 percent of the portfolio. At origination, approximately 48 percent of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 742 and refreshed FICO scores averaged 735 as of June 30, 2013. Generally, performance of this portfolio is affected by life events when individuals have been impacted, the level of unemployment, and home prices.

HELOCs comprise $3.0 billion of the consumer real estate portfolio. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of June 30, 2013, approximately 80 percent of FHN’s HELOCs are in the draw period. Based on when draw periods are scheduled to end per the line agreement, it is expected that $1.6 billion, or 71 percent of HELOCs currently in the draw period will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, loans in the repayment period tend to perform like the remainder of the portfolio. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11—HELOC Draw To Repayment Schedule

	June 30, 2013
(Dollars in thousands)	Repayment Amount	Percent
Months remaining in draw period:
0-12	$219,045	10%
13-24	350,108	15%
25-36	377,088	16%
37-48	351,720	15%
49-60	335,311	15%
>60	662,910	29%

Total	$2,296,182	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in second quarter 2013 when compared with 2012 as the higher-risk non-strategic portfolio runs off and is replaced by new, higher-quality originations within the regional bank. However the implementation of regulatory changes in 2012 and continuing into second quarter 2013 somewhat offset improvement in certain asset quality metrics. The ALLL declined $12.6 million to $120.8 million in 2013 driven by lower delinquencies and run-off of the higher risk non-strategic component of the portfolio. The allowance as a percentage of loans decreased 10 basis points to 2.18 percent of loans as of June 30, 2013. The nonperforming loan balance was $119.5 million and $40.8 million as of June 30, 2013 and 2012, respectively. The balance of nonperforming loans as of June 30, 2013, includes approximately $56 million related to the impact of placing stand-alone second liens on nonaccrual if the first lien is 90 or more days past due or has been modified and $31.9 million of discharged bankruptcies. Loans delinquent 30 or more days and still accruing were 1.10 percent of the consumer real estate portfolio in second quarter 2013 compared to 1.39 percent in 2012 primarily due to runoff of the non-strategic segment and new originations within the bank to strong borrowers, loss mitigation activities and improved overall performance. The net charge-offs ratio decreased 68 basis points to .96 percent of average loans.

Permanent Mortgage

The permanent mortgage portfolio was $.7 billion on June 30, 2013. In first quarter 2013 and third quarter 2012, FHN exercised cleanup calls related to first lien securitizations resulting in the addition of mortgage loans to this portfolio, substantially all of which were performing upon exercise. Natural run-off combined with the impact of the exercise of cleanup calls resulted in a net decrease in portfolio balances of $9.6 million from 2012.

This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. 25 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse.

The ALLL decreased $2.0 million from 2012 to $27.1 million as of June 30, 2013. Troubled debt restructuring (“TDR”) reserves comprise a significant majority of the ALLL for the permanent mortgage portfolio. Accruing delinquencies increased by $6.3 million to $18.7 million due to a low volume of large balance OTC loans that modified to permanent mortgage loans that became delinquent in second quarter 2013. NPLs also increased by $6.2 million to $38.3 million in 2013 from 2012, mainly due to loans acquired through exercise of cleanup calls in third quarter 2012 and first quarter 2013 that migrated to NPL status in second quarter 2013. Net charge-offs decreased $1.2 million to $1.2 million during 2013.

Credit Card and Other

The credit card and other portfolios were $.3 billion on June 30, 2013, and primarily include credit card receivables, automobile loans, and to a lesser extent OTC construction loans and other consumer-related credits. In 2013, FHN charged-off $1.7 million of credit card and other consumer loans compared with $2.6 million during 2012. The allowance increased slightly to $6.6 million as of June 30, 2013. Loans 30 days or more delinquent decreased from 1.28 percent in 2012 to 1.00 percent in 2013.

The following table provides additional asset quality data by loan portfolio:

Table 12—Asset Quality by Portfolio

	June 30
	2013		2012
Key Portfolio Details
C&I
Period-end loans ($ millions)	$8,367		$7,981
30+ Delinq. % (a)	0.13%		0.29%
NPL %	1.45		1.97
Charge-offs % (qtr. annualized)	0.14		0.42
Allowance / loans %	1.12%		1.39%
Allowance / charge-offs	8.34	x	3.44	x
Income CRE (b)
Period-end loans ($ millions)	$1,172		$1,225
30+ Delinq. % (a)	0.55%		0.53%
NPL %	1.99		4.67
Charge-offs % (qtr. annualized)	0.06		0.52
Allowance / loans % (c)	0.94%		2.39%
Allowance / charge-offs	18.24	x	4.53	x
Residential CRE
Period-end loans ($ millions)	$46		$89
30+ Delinq. % (a)	0.44%		6.69%
NPL % (d)	21.83		43.53
Charge-offs % (qtr. annualized)	NM		5.74
Allowance / loans % (d)	6.24%		13.69%
Allowance / charge-offs	NM		2.25	x
Consumer Real Estate
Period-end loans ($ millions)	$5,549		$5,856
30+ Delinq. % (a)	1.10%		1.39%
NPL % (e)	2.15		0.70
Charge-offs % (qtr. annualized)	0.96		1.64
Allowance / loans %	2.18%		2.28%
Allowance / charge-offs	2.26	x	1.38	x
Permanent Mortgage
Period-end loans ($ millions)	$746		$756
30+ Delinq. % (a)	2.51%		1.64%
NPL %	5.14		4.26
Charge-offs % (qtr. annualized)	0.62		4.26
Allowance / loans %	3.63%		3.85%
Allowance / charge-offs	5.64	x	2.99	x
Credit Card and Other
Period-end loans ($ millions)	$316		$279
30+ Delinq. % (a)	1.00%		1.28%
NPL %	0.54		0.74
Charge-offs % (qtr. annualized)	2.22		3.82
Allowance / loans %	2.07%		2.27%
Allowance / charge-offs	0.97	x	0.60	x

Certain previously reported amounts have been reclassified to agree with current presentation.

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	2Q13 includes $144.2 million related to the acquisition of MNB.
(c)	2Q13 affected by MNB loans that were acquired at fair value and that do not carry an allowance.
(d)	The decline from 2Q12 affected by a large relationship that was upgraded to accrual status in 3Q12.
(e)	2Q13 NPL levels affected by the implementation of regulatory guidance related to discharged bankruptcies in 3Q12 as well as the impact of placing second liens on nonaccrual based on third party data obtained on the performance status of non-FHN serviced first liens in 2Q13.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 18 percent to $261.9 million on June 30, 2013, from $321.1 million on June 30, 2012.

The allowance attributable to individually impaired loans was $82.1 million compared to $96.2 million on June 30, 2013 and 2012, respectively. Continued aggregate improvement in borrowers’ financial conditions in 2013 contributed to the decline in the ALLL from a year ago. Overall the portfolio composition has changed as more than $745 million of non-strategic balances have been reduced while the regional bank loan portfolio grew year over year driven by originations of loans to mortgage companies and consumer real estate installment loans, coupled with the addition of approximately $215 million in loans associated with the MNB acquisition. As loans with higher levels of probable incurred loss content have been removed from the portfolio, the allowance estimate results in lower required reserves. Additionally, the remaining portfolio has improved as commercial problem loan borrowers continue to adapt to the operating environment, FHN has been proactively identifying and working with problem borrowers, and there was modest improvement in economic conditions from a year ago. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.62 percent on June 30, 2013, from 1.98 percent on June 30, 2012.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses increased to $30.0 million in 2013 from $23.0 million in 2012.

FHN expects asset quality trends to be relatively stable to slightly improving in 2013; that expectation depends upon a continued economic recovery, among other things, which may or may not occur. The C&I portfolio is expected to continue to show positive trends but the rate of improvement will likely continue to slow in 2013 and short-term variability is possible. The income CRE portfolio also should continue to improve as FHN has observed property values stabilizing and guarantors have demonstrated willingness and improved capacity to support borrowers. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to wind down and will have less of an impact on the overall credit metrics in the future in comparison to prior periods. Continued improvement in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs were $18.3 million in second quarter 2013 compared with $40.0 million in 2012. The ALLL was 3.57 times net charge-offs for 2013 compared with 2.00 times net charge-offs for 2012 and the net charge-offs to average loans ratio decreased from 1.01 percent in 2012 to 0.46 percent in 2013 due to a 54 percent decline in net charge-offs. Net charge-offs for most of the portfolios declined in 2013 and were primarily attributable to improved performance of the loan portfolio and continued reduction of the non-strategic portfolios.

Commercial loan net charge-offs were $2.0 million in 2013 compared to $11.0 million due to both lower charge-offs and higher recoveries.

Improvement of the retail portfolios contributed to a $12.8 million decline in consolidated net charge-offs. Net charge-offs of consumer real estate loans declined $10.6 million to $13.4 million in second quarter 2013, with the majority attributable to the non-strategic segment. Permanent mortgage net charge-offs declined $1.2 million and credit card and other net charge-offs decreased $.9 million from a year ago.

The following table provides consolidated asset quality information for the three months ended June 30, 2013 and 2012:

Table 13—Asset Quality Information

	Three Months Ended June 30
(Dollars in thousands)	2013		2012
Allowance for loan losses:
Beginning balance on March 31	$265,218		$346,016
Provision for loan losses	15,000		15,000
Charge-offs	(30,272)		(49,728)
Recoveries	11,988		9,763

Ending balance on June 30 (Restricted -$3.8 million on June 30, 2013, and $6.0 million on June 30, 2012)	$261,934		$321,051

Reserve for remaining unfunded commitments	2,976		4,434
Total allowance for loan losses and reserve for unfunded commitments	$264,910		$325,485

	As of June 30
	2013		2012
Nonperforming Assets by Segment
Regional Banking:
Nonperforming loans (a)	$135,903		178,649
Foreclosed real estate (b) (c)	35,028		17,334

Total Regional Banking	170,931		195,983

Non-Strategic:
Nonperforming loans (a)	173,705		149,564
Nonperforming loans held-for-sale before fair value adjustment (d)	140,790		89,535
Foreclosed real estate (b)	16,781		31,582

Total Non-Strategic	331,276		270,681

Corporate:
Nonperforming loans (e)	4,526		207

Total Corporate	4,526		207

Total nonperforming assets	$506,733		466,871

Loans and commitments:
Total period-end loans, net of unearned income (Restricted—$.1 billion on June 30, 2013 and 2012)	$16,197,046		$16,185,763
Less: Insured retail residential and construction loans (f)	(27,176)		(63,113)

Loans excluding insured loans	$16,169,870		$16,122,650
Foreclosed real estate from government insured mortgages	18,560		20,687
Potential problem assets (g)	410,075		596,783
Loans 30 to 89 days past due	69,081		92,542
Loans 30 to 89 days past due—guaranteed portion (h)	55		16
Loans 90 days past due	31,047		39,999
Loans 90 days past due—guaranteed portion (h)	363		135
Loans held-for-sale 30 to 89 days past due	19,640		13,463
Loans held-for-sale 30 to 89 days past due—guaranteed portion (h)	12,264		8,862
Loans held-for-sale 90 days past due	42,113		49,214
Loans held-for-sale 90 days past due—guaranteed portion (h)	37,760		38,623
Remaining unfunded commitments (millions)	8,425		7,869
Average loans, net of unearned (Restricted—$.1 billion on June 30, 2013 and 2012)	$15,892,930		$15,960,268

Allowance and net charge-off ratios
Allowance to total loans	1.62%		1.98%
Allowance to nonperforming loans in the loan portfolio	0.83	x	0.98	x
Allowance to loans excluding insured loans	1.62%		1.99%
Allowance to annualized net charge-offs	3.57	x	2.00	x
Nonperforming assets to loans and foreclosed real estate (i)	2.25%		2.32%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.94%		2.03%
Total annualized net charge-offs to average loans (j)	0.46%		1.01%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	2Q13 includes the impact of placing second liens on nonaccrual based on third party data obtained on the performance status of non-FHN serviced first liens.

(b)	Excludes foreclosed real estate from government-insured mortgages.
(c)	2Q13 includes approximately $23 million of foreclosed real estate due to the acquisition of MNB.
(d)	The average negative fair value mark was approximately 52% of unpaid principal balance as of 2Q13 and 2Q12.
(e)	2Q13 increase related to loans acquired through the exercise of clean-up calls in 1Q13 and 3Q12 that have migrated to NPL status.
(f)	Whole-loan insurance has been obtained on certain retail residential and construction loans.
(g)	Includes past due loans.
(h)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(i)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(j)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments but there are atypical loan structures or other borrower-specific issues. FHN does have a meaningful portion of loans that are classified as nonaccrual but where loan payments are received including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and current second liens behind first liens that are 90 or more days past due or have been modified. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”). Foreclosed assets are recognized at fair value less estimated costs of disposal at foreclosure.

Total nonperforming assets (including NPLs HFS) increased to $506.7 million on June 30, 2013, from $466.9 million on June 30, 2012. Nonperforming assets (excluding NPLs HFS) decreased to $365.9 million on June 30, 2013, from $377.3 million on June 30, 2012. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to 2.25 percent in 2013 from 2.32 percent in 2012 due to a 3 percent decline in portfolio nonperforming assets. Portfolio nonperforming loans declined $14.3 million to $314.1 million on June 30, 2013, largely driven by improvement in the commercial portfolios that was partially offset by the increase in the consumer portfolio related to the impact of continued implementation of regulatory guidance since second quarter 2012.

Nonperforming C&I loans decreased to $121.2 million in 2013 from $157.3 million in 2012 which included the impact of three TRUPs relationships being upgraded to accrual status during 2012 and one TRUP being sold in first quarter 2013. Commercial real estate NPLs decreased $62.7 million to $33.4 million in 2013. Consumer nonperforming loans increased to $159.6 million from $75.1 million in 2012, with $78.7 million of the increase related to the consumer real estate portfolio. The increase in nonperforming loans within the consumer portfolio was the result of discharged bankruptcies required to be placed on nonaccrual beginning in third quarter 2012 and the impact of placing second liens on nonaccrual based on third party data obtained on the performance status of non-FHN serviced first liens in second quarter 2013. Nonperforming loans classified as HFS increased $51.3 million to $140.8 million before negative fair value adjustments of $73.7 million on June 30, 2013. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves. The increase in nonperforming loans HFS are due to higher GSE repurchase activity—a majority of which are severely delinquent at the time of repurchase.

The ratio of ALLL to NPLs in the loan portfolio decreased to .83 times in 2013 compared to .98 times in 2012 driven by lower allowance. Because individually impaired collateral dependent loans are charged down to net realizable value, this ratio becomes skewed as these loans are included in nonperforming loans but reserves for these loans are typically not carried in the ALLL as impairment is charged off. The individually impaired collateral dependent loans that do not carry reserves were $109.5 million on June 30, 2013, compared with $106.9 million on June 30, 2012. Consequently, NPLs in the loan portfolio for which reserves are actually carried were $204.6 million as of June 30, 2013. Charged-down individually impaired collateral dependent loans represented 35 percent of nonperforming loans in the loan portfolio as of June 30, 2013.

The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, increased to $51.8 million as of June 30, 2013, from $48.9 million as of June 30, 2012. Table 14 provides an activity rollforward of foreclosed real estate balances for June 30, 2013 and 2012. The increase in inflows of assets into foreclosure status were the result of the MNB foreclosed assets that were acquired during second quarter 2013. Excluding foreclosed assets acquired from MNB, both inflows of other assets into foreclosure and the amount disposed declined in 2013 when compared with 2012. The decline is primarily due to FHN’s continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Also contributing to this decline is industry response to scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies and delays in court proceedings in many states. Negative adjustments to the fair value of foreclosed assets decreased $.1 million between the periods to $1.9 million in 2013. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 14—Rollforward of Foreclosed Real Estate

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Beginning balance (a)	$32,655	$59,132	$41,767	$68,884
Valuation adjustments	(1,933)	(2,078)	(2,952)	(5,140)
New foreclosed property	4,003	6,040	5,220	14,084
Acquired foreclosed property	22,831	—	22,831	—
Capitalized expenses	23	175	23	408
Disposals:
Single transactions	(5,770)	(12,615)	(15,081)	(26,276)
Bulk sales	—	(1,738)	—	(3,044)

Ending balance, June 30 (a)	$51,809	$48,916	$51,809	$48,916

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes foreclosed real estate related to government insured mortgages.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due decreased to $31.0 million on June 30, 2013, from $40.0 million on June 30, 2012. Loans 30 to 89 days past due decreased $23.5 million to $69.1 million on June 30, 2013. The decrease of past due loan balances are mainly due to loss mitigation activities and overall improvement in performance of the consumer real estate and C&I portfolios.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, decreased to $410.1 million on June 30, 2013, from $440.0 million on March 31, 2013 and $596.8 million on June 30, 2012. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

Consumer Loan Modifications

Although FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government, FHN does modify consumer loans using the parameters of Home Affordable Modification Programs (“HAMP”). Generally, a majority of loans modified under any such proprietary programs are classified as TDRs. In 2012, the OCC clarified that the discharge of personal liability through bankruptcy proceedings should be considered a concession as bankruptcy evidences financial difficulty. As a result, FHN classified all non-reaffirmed residential real estate loans discharged through bankruptcy as nonaccruing TDRs beginning in third quarter 2012.

Within the HELOC, R/E installment loans and permanent mortgage classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

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

On June 30, 2013 and 2012, FHN had $395.7 million and $338.8 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $67.5 million and $64.4 million, or 17 percent and 19 percent of TDR balances, as of June 30, 2013 and 2012, respectively. Additionally, FHN had restructured $188.9 million and $139.3 million in UPB of loans HFS as of June 30, 2013 and 2012, respectively. The rise in TDRs from 2012 resulted from increased consumer loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN, and also due to the classification of discharged bankruptcies as TDRs. The consumer real estate portfolio, permanent mortgage portfolio and HFS TDRs increased by $122.8 million which more than offset the decrease in the commercial portfolio TDRs of $16.2 million from a year ago.

All loans that were acquired from MNB that would otherwise meet the criteria for classification as TDRs are excluded from TDR classification.

The following table provides a summary of TDRs for the periods ended June 30, 2013 and 2012:

Table 15—Troubled Debt Restructurings

	As of June 30, 2013		As of June 30, 2012
(Dollars in thousands)	Number	Amount	Number	Amount
Held to maturity:
Permanent mortgage:
Current	165	$100,233	162	$93,504
Delinquent	7	3,413	5	1,548
Non-accrual (a)	130	36,019	45	24,485

Total permanent mortgage	302	139,665	212	119,537

Consumer real estate:
Current	1,142	128,178	925	106,769
Delinquent	56	5,289	35	3,741
Non-accrual (b)	1,210	44,731	145	14,530

Total consumer real estate	2,408	178,198	1,105	125,040

Credit card and other:
Current	281	643	345	869
Delinquent	22	74	17	64
Non-accrual	—	—	—	—

Total credit card and other	303	717	362	933

Commercial loans:
Current	28	23,896	38	28,385
Delinquent	1	92	6	8,122
Non-accrual	54	53,131	58	56,785

Total commercial loans	83	77,119	102	93,292

Total held to maturity	3,096	395,699	1,781	338,802

Held-for-sale: (c)
Current	489	110,504	359	78,241
Delinquent	167	31,646	141	25,854
Non-accrual (d)	201	46,701	98	35,212

Total held-for-sale	857	188,851	598	139,307

Total troubled debt restructurings	3,953	$584,550	2,379	$478,109

(a)	Balance as of June 30, 2013, includes $14.8 million of discharged bankruptcies.
(b)	Balance as of June 30, 2013, includes $31.9 million of discharged bankruptcies.
(c)	Loans HFS are reported above at UPB and are accounted for at elected fair value. The average negative fair value mark was approximately 52% of UPB as of second quarter 2013.
(d)	Balance as of June 30, 2013 includes $25.2 million of discharged bankruptcies.

RISK MANAGEMENT

Except as discussed below, there have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 44 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, which section is incorporated into this report by this reference.

MARKET RISK MANAGEMENT

Securities inventory positions are generally procured for distribution to customers by the sales staff, and the Asset Liability Committee (“ALCO”) policies and guidelines have been established with the objective of limiting the risk in managing this inventory. Capital markets buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts. Refer to the “Determination of Fair Value—Trading securities and trading liabilities” section of Note 17—Fair Value of Assets & Liabilities beginning on page 68 of this report, which section is incorporated into MD&A by this reference.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 16—VaR and SVaR Measures

	Three months ended June 30, 2013			Six months ended June 30, 2013			As of June 30, 2013
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,274	$1,777	$760	$1,628	$3,145	$760	$801
SVaR	4,726	6,557	1,950	5,650	9,991	1,950	2,046
10-day
VaR	3,835	5,169	2,229	4,921	10,297	2,229	2,430
SVaR	14,218	20,949	4,859	16,026	25,423	4,859	4,859

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 17—Schedule of Risks Included in VaR

	As of June 30, 2013
(Dollars in Thousands)	1-day	10-day
Interest rate risk	$802	$1,958
Credit spread risk	455	701

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

FHN assesses and manages credit risk through a series of policies, processes, measurement systems, and controls. The Credit Risk Management Committee (“CRMC”) is responsible for overseeing the management of existing and emerging credit risks in the company within the broad risk tolerances established by the Board. The Credit Risk Management function, led by the Chief Credit Officer, provides strategic and tactical credit leadership by maintaining policies, overseeing credit approval, assessing new credit products, strategies and processes, and managing portfolio composition and performance.

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

All of the above activities are subject to independent review by FHN’s Credit Risk Assurance (“CRA”) Group. CRA reports to the Chief Audit Executive, who is appointed by and reports to the Audit Committee of the Board. CRA is charged with providing the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, credit policies, and credit risk management processes.

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

Net Interest Income Simulation Analysis

Management uses interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both, within FHN’s interest rate risk, liquidity, and capital guidelines. The information provided in this section, including the discussion regarding simulation analysis and rate shock analysis, is forward-looking. Actual results could differ because of interest rate movements, the ability of management to execute its business plans, and other factors, including those presented in the Forward-Looking Statements section of this MD&A. FHN uses simulation analysis as its primary tool to evaluate interest rate risk exposure. This type of analysis computes net interest income at risk under a variety of market interest rate scenarios to dynamically identify interest rate risk exposures exclusive of the potential impact on fee income. This simulation, which considers forecasted balance sheet changes, prepayment speeds, deposit mix, pricing impacts, and other changes in the net interest spread, provides an estimate of the annual net interest income at risk for given changes in interest rates. The results help FHN develop strategies for managing exposure to interest rate risk. Like any forecasting technique, interest rate simulation modeling is based on a number of assumptions and judgments. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates, and on- and off-balance sheet hedging strategies. Management believes the assumptions used in its simulations are reasonable. Nevertheless, simulation modeling provides only a sophisticated estimate, not a precise calculation of exposure to changes in interest rates.

The simulation models used to analyze net interest income create various at-risk scenarios looking at increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At June 30, 2013, the interest rate environment remained at a low level. Under these market conditions, traditional scenarios forecasting declining rates are not meaningful. Accordingly, declining rate shock scenarios (including minus 25 basis points and minus 200 basis points) that had been modeled in prior periods were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve. Based on the rate sensitivity position on June 30, 2013, net interest income exposure over the next 12 months to a rate shock of plus 200 basis points is estimated to be a favorable variance of approximately 11 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of approximately negative 1.6 percent of base net interest income. These hypothetical scenarios are used as one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

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

Since 2008, FHN has significantly reduced its reliance on unsecured wholesale borrowings. Currently the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical and the reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is repurchase agreement transactions accounted for as secured borrowings with the bank’s business customers or capital markets’ broker dealer counterparties.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. Prior to 2013 a temporary program made unlimited the deposit insurance available to non-interest bearing accounts; that program expired on December 31, 2012. The ratio of total loans, excluding loans HFS and restricted real estate loans and secured borrowings, to core deposits decreased to 96 percent in June 30, 2013, from 102 percent in June 30, 2012, as an increase in core deposits outpaced growth in the loan portfolio.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in 2015. As of June 30, 2013, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, which was eligible for inclusion in Tier 1 Capital. Beginning in 2015, Tier 1 Capital treatment for these securities will begin phasing out. FHN also maintains $.4 billion of borrowings which are secured by retail residential real estate loans in consolidated and nonconsolidated securitization trusts.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of June 30, 2013, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $104.6 million as of June 30, 2013, compared to negative $332.0 million at June 30, 2012. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay a common dividend to the parent company in the amount of $100 million in April 2012 and $180 million in January 2013.

Payment of a dividend to common shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.05 per common share on July 1, 2013, compared to $.01 per common share on July 1, 2012. Additionally, the Board approved a $.05 per common share cash dividend payable on October 1, 2013, to shareholders of record on September 13, 2013. FHN paid a cash dividend of $1,550.00 per preferred share on July 10, 2013, and the Board approved a $1,550.00 per preferred share cash dividend payable on October 10, 2013, to shareholders of record on September 25, 2013.

CREDIT RATINGS

FHN is currently able to fund a majority of the balance sheet through core deposits which are generally not sensitive to FHN’s credit ratings. However, maintaining adequate credit ratings on debt issues and preferred stock is critical to liquidity should FHN need to access funding from other sources, including from long-term debt issuances and certain brokered deposits, at an attractive rate. The availability and cost of funds other than core deposits is also dependent upon marketplace perceptions of the financial soundness of FHN, which include such issues as capital levels, asset quality, and reputation. The availability of core deposit funding is stabilized by federal deposit insurance, which can be removed only in extraordinary circumstances, but may also be influenced to some extent by the same factors that affect other funding sources. FHN’s credit ratings are also referenced in various respects in agreements with derivative counterparties as discussed in Note 15 – Derivatives.

The following table provides FHN’s most recent credit ratings:

Table 18—Credit Ratings

	Standard & Poor’s (a)	Moody’s (b)	Fitch (c)
First Horizon National Corporation
Overall credit rating: long-term/outlook	BBB-/Negative	Baa2/Negative	BBB-/F3/Stable
Long-term senior debt	BBB-	Baa2	BBB-
Subordinated debt	BB+	Baa3	BB+
Trust preferred capital securities (d)	BB	Ba1	B+
Preferred stock	BB	Ba2	B
First Tennessee Bank National Association
Overall credit rating: long-term/outlook	BBB/A-2/Negative	Baa1/P-2/Negative	BBB-/F3/Stable
Long-term/short-term deposits	BBB/A-2	Baa1/P-2	BBB/F3
Long-term/short-term senior debt	BBB/A-2	Baa1/P-2	BBB-/F3
Subordinated debt	BBB-	Baa2	BB+
Preferred stock	BB+	Ba1	B
FT Real Estate Securities Company, Inc.
Preferred stock	BB+	Baa3

A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.

(a)	Last change in ratings was on April 23, 2009; outlook changed to Negative on June 28, 2012; ratings/outlook affirmed December 11, 2012.
(b)	Last change in ratings was on August 2, 2012; ratings/outlook affirmed February 5, 2013.
(c)	Last change in ratings was on December 13, 2012; ratings/outlook affirmed February 14, 2013.
(d)	Guaranteed preferred beneficial interest in First Horizon’s junior subordinated debentures issued through a wholly-owned unconsolidated business trust.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2013 and 2012. The level of cash and cash equivalents decreased $69.4 million during 2013 compared to an increase of $28.2 million in 2012. In 2013, cash used by financing activities more than offset cash provided by operating and investing activities, and in 2012 cash provided by financing activities more than offset cash used by operating and investing activities.

Net cash used by financing activities was $753.7 million in 2013, while financing activities provided $448.1 million of cash during 2012. In 2013, cash outflows related to maturities and payments of term borrowings and a decline in short-term borrowings of $387.6 million and $381.8 million, respectively, coupled with the repurchase of common shares of $81.2 million, more than offset the cash inflow from the preferred stock issuance of $95.6 million. The decline in short-term borrowings is due to the payoff of FHLB borrowings. In 2012, significant inflows of FHLB borrowings as a result of deposit fluctuations and an increase in loans to mortgage companies more than offset cash outflows related to payments and maturities of term borrowings, a decline in deposits, and cash paid to repurchase common stock.

Net cash provided by operating activities was $88.2 million in 2013 compared to net cash used of $315.5 million in 2012. Operating cash flows in 2013 were positively affected by cash-related net income items which more than offset a $29.0 million net increase in cash related to capital market activities and $80.4 million of changes in operating assets and liabilities that negatively affected cash flows. In 2012, negative operating cash flows were primarily driven by capital market activities resulting from increases in trading inventory and receivables. Net cash provided by investing activities was $596.1 million in 2013 compared to net cash used of $104.4 million in 2012. In 2013, cash from investing activities was favorably affected by a $689.5 million decline in balances of the originated loan portfolio, but was somewhat mitigated by activity related to the available-for-sale securities portfolio which resulted in a $173.1 million net decrease in cash as securities purchased outpaced maturities and sales, and $54.9 million in cash receipts related to the MNB acquisition. Cash used by investing activities in 2012 was the result of a $203.9 million net increase in the AFS securities portfolio, which more than offset the favorable cash impact from declining loan balances.

REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS

Repurchase and Related Obligations from Loans Originated for Sale

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs: Fannie Mae and Freddie Mac. Also federally insured or guaranteed whole loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae”, “Ginnie,” or “GNMA”). Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet criteria for whole loan sales to the GSEs or insurance through Ginnie (collectively, the “Agencies”), were sold to investors, or certificate-holders, predominantly through First Horizon branded proprietary securitizations (“FH proprietary securitizations”) but also, to a lesser extent, through whole loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole loan sales to private purchasers and, to a lesser extent, through FH proprietary securitizations.

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

Since the end of 2008, FHN has experienced significantly elevated levels of claims to either repurchase loans from the purchaser or remit payment to the purchaser to “make them whole” for economic losses incurred primarily because of loan delinquencies. Such claims are pursued because purchasers allege that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private investors from whole loans sales, a significant majority of claims relate to non-recourse whole loan sales to GSEs. FHN also has the potential for financial exposure from loans transferred through FH proprietary securitizations. See Note 10 – Contingencies and Other Disclosures for other actions taken by investors of FH proprietary securitizations and also for a discussion outlining differences between representations and warranties made by FHN for GSE loan sales versus FH proprietary securitizations.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of agency mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for 96 percent of all repurchase requests/make-whole claims received from the third quarter 2008 divestiture of certain mortgage banking operations through second quarter 2013.

In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in First Horizon branded proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the First Horizon brand. As of June 30, 2013, FHN still services substantially all of the remaining loans transferred through FH proprietary securitizations.

The following table summarizes the loan composition of the FH proprietary mortgage securitizations from 2005 through 2007:

Table 19—Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of June 30, 2013
Loan type:
Jumbo	$9,410,499	$2,514,690
Alt-A	17,270,431	5,268,070

Total FH proprietary securitizations	$26,680,930	$7,782,760

Does not include amounts related to consolidated securitization trusts.

(a)	Original principal balances obtained from trustee statements.

The remaining jumbo and Alt-A mortgage loans originated and sold by FHN had weighted average FICO scores at origination of approximately 731 and 714, respectively, and both had weighted average combined loan-to-value (“CLTV”) ratios of approximately 79 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher debt to income (“DTI”) ratios, reduced documentation, or other factors. As of June 30, 2013, 10.13 percent of the jumbo mortgage loans were 90 days or more delinquent and 16.11 percent of the Alt-A loans were 90 days or more delinquent.

At June 30, 2013, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At June 30, 2013, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

Active Pipeline

The amount of repurchase requests and make-whole claims is accumulated into the “active pipeline”. The active pipeline includes the amount of claims for repurchase, make-whole payments, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Private mortgage insurance (“MI”) was required for certain of the loans sold to GSEs or that were securitized. MI generally was provided on first lien loans that were sold to GSEs or securitized that had a LTV ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline.

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On June 30, 2013, the active pipeline was $234.7 million, down from $430.6 million from 2012, with a majority of unresolved repurchase and make-whole claims relating to loans sold to GSEs.

Generally, the amount of a loan subject to a repurchase/make-whole claim or with open MI issues remains in the active pipeline throughout the appeals process with a claimant until parties agree on the ultimate outcome. FHN reviews each claim and MI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, repurchase loan or remit make-whole payment, or reflect cancellation of MI). The Federal Housing Finance Agency (FHFA), the conservator of the GSEs, announced directives to “harmonize” the selling and servicing agreements between the GSEs and their approved seller and/or servicers. Starting January 1, 2013, all appeals of a GSE’s repurchase or make whole request must be submitted within 60 days of its receipt of a request. FHFA involvement could lead to additional changes in practices for requesting and resolving repurchase claims as the GSEs continue to attempt to recover losses.

Table 20—Rollforward of the Active Pipeline

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—April 1, 2013	1,119	$228,903	3	$84	—	$—	1,122	$228,987
Additions	1,147	231,967	4	477	—	—	1,151	232,444
Decreases	(1,184)	(252,622)	—	—	—	—	(1,184)	(252,622)
Adjustments (a)	9	2,667	—	—	—	—	9	2,667

Ending balance—June 30, 2013	1,091	210,915	7	561	—	—	1,098	211,476

Legacy mortgage banking MI cancellation notices:
Beginning balance—April 1, 2013	145	29,920	—	—	—	—	145	29,920
Additions	84	17,381	—	—	—	—	84	17,381
Decreases	(120)	(24,999)	—	—	—	—	(120)	(24,999)
Adjustments (a)	5	878	—	—	—	—	5	878

Ending balance—June 30, 2013	114	23,180	—	—	—	—	114	23,180

Total ending active pipeline—June 30, 2013 (b) (c)	1,205	$234,095	7	$561	—	$—	1,212	$234,656

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—January 1, 2013	1,486	$300,751	5	$215	—	$—	1,491	$300,966
Additions	1,995	414,498	4	477	—	—	1,999	414,975
Decreases	(2,347)	(494,328)	(2)	(131)	—	—	(2,349)	(494,459)
Adjustments (a)	(43)	(10,006)	—	—	—	—	(43)	(10,006)

Ending balance—June 30, 2013	1,091	210,915	7	561	—	—	1,098	211,476

Legacy mortgage banking MI cancellation notices:
Beginning balance—January 1, 2013	160	32,849	—	—	—	—	160	32,849
Additions	175	35,298	—	—	—	—	175	35,298
Decreases	(244)	(51,614)	—	—	—	—	(244)	(51,614)
Adjustments (a)	23	6,647	—	—	—	—	23	6,647

Ending balance—June 30, 2013	114	23,180	—	—	—	—	114	23,180

Total ending active pipeline—June 30, 2013 (b) (c)	1,205	$234,095	7	$561	—	$—	1,212	$234,656

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.
(c)	Under the revised repurchase accrual approach discussed later, loss estimation for loans with lost MI coverage is no longer separately assessed nor added to inherent losses within the active pipeline as this population of loans is embedded in the data received from Fannie Mae. MI trends continue to be tracked and reviewed and are considered in the overall adequacy of the repurchase liability.

Table 20—Rollforward of the Active Pipeline (Continued)

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—April 1, 2012	1,694	$325,652	3	$184	1	$100	1,698	$325,936
Additions	1,332	284,400	4	550	1	207	1,337	285,157
Decreases	(1,158)	(227,362)	(2)	(257)	(1)	(100)	(1,161)	(227,719)
Adjustments (a)	3	1,139	—	—	—	—	3	1,139

Ending balance—June 30, 2012	1,871	383,829	5	477	1	207	1,877	384,513

Legacy mortgage banking MI cancellation notices:
Beginning balance—April 1, 2012	255	54,320	—	—	—	—	255	54,320
Additions	106	23,261	—	—	—	—	106	23,261
Decreases	(156)	(34,517)	—	—	—	—	(156)	(34,517)
Adjustments (a)	20	2,983	—	—	—	—	20	2,983

Ending balance—June 30, 2012	225	46,047	—	—	—	—	225	46,047

Total ending active pipeline—June 30, 2012 (b) (c)	2,096	$429,876	5	$477	1	$207	2,102	$430,560

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—January 1, 2012	1,659	$307,705	4	$211	2	$454	1,665	$308,370
Additions	2,259	486,112	6	659	1	207	2,266	486,978
Decreases	(2,059)	(413,578)	(5)	(393)	(2)	(454)	(2,066)	(414,425)
Adjustments (a)	12	3,590	—	—	—	—	12	3,590

Ending balance—June 30, 2012	1,871	383,829	5	477	1	207	1,877	384,513

Legacy mortgage banking MI cancellation notices:
Beginning balance—January 1, 2012	346	75,148	—	—	—	—	346	75,148
Additions	229	48,218	—	—	—	—	229	48,218
Decreases	(388)	(83,349)	—	—	—	—	(388)	(83,349)
Adjustments (a)	38	6,030	—	—	—	—	38	6,030

Ending balance—June 30, 2012	225	46,047	—	—	—	—	225	46,047

Total ending active pipeline—June 30, 2012 (b) (c)	2,096	$429,876	5	$477	1	$207	2,102	$430,560

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.
(c)	Under the revised repurchase accrual approach discussed later, loss estimation for loans with lost MI coverage is no longer separately assessed nor added to inherent losses within the active pipeline as this population of loans is embedded in the data received from Fannie Mae. MI trends continue to be tracked and reviewed and are considered in the overall adequacy of the repurchase liability.

The following graph depicts inflows into the active pipeline by claimant type for each quarter during 2013 and 2012:

As of June 30, 2013, agencies accounted for a majority of the repurchase/make-whole requests in the active pipeline and 89 percent of the total active pipeline, inclusive of MI cancellation notices and all other claims. Amounts included in All Other Claims typically include requests for additional information from both GSE and non-GSE purchasers, in addition to non-GSE repurchase requests. The increase beginning in fourth quarter 2012 primarily relates to information and documentation type requests from Fannie Mae. For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs versus requests for repurchase. Consistent with originations, a majority of claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from agencies increased $21.7 million to $174.7 million in second quarter 2013 compared to first quarter 2013 and declined $105.0 million from second quarter 2012. Although FHN saw an increase in new requests linked quarter, Fannie continues to provide information specific to FHN’s book on a quarterly basis and there have been no material changes in the scope of loans under review or the review process. FHN believes that Fannie is accelerating, not expanding, its review of FHN’s portfolio to reach substantial completion sooner. Total MI cancellation notices received declined $5.9 million from a year ago to $17.4 million in 2013.

The most common reasons for GSE repurchase demands are claimed misrepresentations related to missing documents in the loan file, issues related to employment and income (such as misrepresented stated-income or falsified employment documents and/or verifications), and undisclosed borrower debt.

The following tables provide information regarding resolutions (outflows) of the active pipeline during the three and six months ended June 30, 2013 and 2012:

Table 22—Active Pipeline Resolutions and Other Outflows

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	532	$112,824	450	$97,407
Rescissions or denials	489	105,982	517	110,452
Other, MI, information requests	283	58,815	350	54,377

Total resolutions	1,304	$277,621	1,317	$262,236

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	946	$198,860	879	$190,937
Rescissions or denials	1,103	231,737	876	190,519
Other, MI, information requests	544	115,476	699	116,318

Total resolutions	2,593	$546,073	2,454	$497,774

Total resolutions disclosed in Table 22 – Active Pipeline Resolutions and Other Outflows include both favorable and unfavorable resolutions and are reflected as “decreases” in the Rollforward of the Active Pipeline in Table 20. The UPB of actual repurchases, make-whole, settlement resolutions, which was $112.8 million and $97.4 million during second quarter 2013 and 2012, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When estimating the accrued liability using loss factors based on actual historical experience, FHN has applied cumulative average loss severities ranging between 50 and 60 percent of the UPB of the repurchased loan or make-whole claim. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 23 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $106.0 million and $110.5 million in second quarters 2013 and 2012, respectively, represent the amount of repurchase requests and make-whole claims that FHN was able to resolve without incurring loss. Cumulative average rescission rates have ranged between 45 and 55 percent since the 2008 divestiture. Of the loans resolved in the second quarter of 2013 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 49 percent of the claims compared to 53 percent in 2012. Resolutions related to other, MI, information requests, which were $58.8 million and $54.4 million during second quarter 2013 and 2012, respectively, include providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a repurchase/make-whole claim is submitted and such request is unfavorably resolved.

Repurchase Accrual Methodology

The estimated probable incurred losses that result from repurchase obligations are derived from loss severities that are reflective of default and delinquency trends in residential real estate loans and low housing prices, which result in fair value marks below par for repurchased loans when the loans are recorded on FHN’s balance sheet upon repurchase. FHN has observed cumulative average loss severities (actual losses incurred as a percentage of the UPB) ranging between 50 percent and 60 percent of the principal balance of the repurchased loans and cumulative average rescission rates between 45 percent and 55 percent of the repurchase and make-whole requests.

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

Revised Repurchase Accrual Approach

Beginning in second quarter 2012, information was made available by Fannie to FHN which provided significant insight into their file selection and review process for loans previously sold by FHN to Fannie with repurchase risk. As a result, FHN revised its loss estimate associated with repurchase obligations for loans sold to Fannie and Freddie. The process for estimating the liability for repurchase obligations for the two GSEs as of June 30, 2013, was the result of a three-step approach. First, FHN analyzed loss content associated with outstanding repurchase/make-whole claims currently in the active pipeline. The pipeline is segmented and historical cumulative average loss severities and repurchase rates were applied to estimate losses associated with known requests.

Secondly FHN estimated probable losses associated with projected requests from Fannie. The ability to project repurchase requests from Fannie resulted from information provided by Fannie that segments the population of FHN loans into 1) loans that are currently selected for review, 2) liquidated loans that will likely be selected for review in the future, and 3) seriously delinquent loans that will likely be selected for review in the future. Fannie also provided FHN with their average historical repurchase request rates for loans after they have been selected for review. FHN utilized this information to estimate the loans in the three loan pool segments described above that could result in future repurchase requests from Fannie. FHN’s historical average cumulative loss severities and repurchase rates were then applied to the projected repurchase requests to estimate the associated probable losses.

Lastly, the loss estimated from projected Fannie repurchase requests was used to estimate probable repurchase losses from Freddie loan sales from 2005 through 2008. The characteristics of the loans sold to Fannie during that timeframe were generally consistent with those sold to Freddie. Additionally, FHN’s trends in repurchase rates and loss severities for Freddie loans have been generally consistent with those experienced for Fannie loans. Fannie has updated its information quarterly, and FHN has determined that additional liability was not required in second quarter 2013. Unless GSE repurchase practices or outcomes change significantly, First Horizon expects that the remaining portion of the mortgage repurchase liability will be sufficient for losses resulting from current pending and projected repurchase requests from the two GSEs.

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

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform and were not material as of June 30, 2013 and 2012.

The following table provides a rollforward of the legacy mortgage repurchase liability during the three and six months ended June 30, 2013 and 2012:

Table 23—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2013	2012	2013	2012
Legacy Mortgage
Beginning balance	$183,839	$161,240	$232,390	$165,331
Provision for repurchase and foreclosure losses	—	250,000	—	299,256
Net realized losses	(61,115)	(50,780)	(109,666)	(104,127)

Balance on June 30	$122,724	$360,460	$122,724	$360,460

The liability for legacy mortgage repurchase and foreclosure losses was $122.7 million and $360.5 million as of June 30, 2013 and 2012, respectively. FHN did not recognize an expense to increase the repurchase and foreclosure liability in 2013. In second quarter 2013 compared to 2012, success rates on putbacks deteriorated while the loss severity rates have remained generally consistent in both periods.

Net realized losses for the repurchase of first lien loans or make-whole payments were $61.1 million during second quarter 2013 compared with $50.8 million during second quarter 2012. Table 22 reflects net losses on $112.8 million of repurchase, make-whole, and settlement resolutions which are reflected in Table 21 – Active Pipeline Resolutions and Other Outflows. In second quarter 2013, the net realized losses incurred were 54 percent of the UPB of repurchase/make-whole requests resolved. In second quarter 2012, losses were $97.4 million representing a 52 percent actual loss severity. Therefore actual losses recognized remain in range of loss severities used in the liability estimate.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during second quarter 2013 was $31.8 million compared with $33.1 million during 2012. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet, except to the extent that a delinquent loan is repurchased, in which case the loan is immediately classified as non-performing.

Government-Backed Mortgage Lending Programs

FHN originates mortgage loans eligible for VA guarantees or FHA insurance. Those lending activities were substantially larger prior to September 2008, when FHN sold its national mortgage business. In connection with those programs FHN made certain representations and warranties as to the compliance of the loans with program requirements. FHN has potential exposure to claims by government agencies, as well as by private parties asserting claims on behalf of agencies, based on allegations of non-compliance. Such claims can involve demands for enhanced damages in excess of actual loss.

Since second quarter 2012 FHN has been cooperating with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain FHA-insured loans. During second quarter 2013 DOJ and HUD provided FHN with preliminary findings of the investigation, which has focused on a small sample of loans and remains incomplete. No demand or claim has been made of FHN, and FHN has begun its own analysis of the sample. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter and has established no liability for it. Additional information concerning this matter is provided in this Quarterly Report in Note 10—Contingencies and Other Disclosures.

Other FHN Mortgage Exposures and Trends

Although FHN has received no repurchase requests from the trustee of FH proprietary securitizations, as described in Note 10 – Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH proprietary securitizations. These litigation matters are in early stages and have not been resolved; at June 30, 2013, a small liability has been established for one of these lawsuits.

In addition, also as described in Note 10, many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. In such other whole loan sales FHN made representations and warranties concerning the loans sold and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. Currently the following categories of actions are pending which involve FHN and non-GSE whole-loan sales: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in two legal actions involving FHN-originated loans.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Uncertainties remain surrounding the national economy, the housing market, the regulatory and political environment, U.S. government spending generally and its debt ceiling, and the European financial situation and will continue to present challenges for FHN for the remainder of 2013. Although during most of 2012 the national economy exhibited signs of improvement, improvement was uneven and economic conditions, which remain stressed, could regress. In fact, economic indicators in the first half of 2013 continue to be uneven. While asset quality at FHN has improved due to active risk management and borrowers adjusting to the prolonged difficult operating environment, such external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, despite the significant reduction of legacy national lending operations, the ongoing economic stress and uncertainty in the housing market could affect borrower defaults resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. Economic and political uncertainty could also lead to changes in repurchase practices of GSEs which could result in additional repurchase losses for loans sold subject to repurchase requests from GSEs. See the Repurchase and Related Obligations from Loans Originated for Sale section within MD&A of this report and Critical Accounting Policies beginning on page 64 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, and Note 10 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

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

In early July 2013, the OCC and Federal Reserve adopted a final rule that revises their risk-based and leverage capital requirements for banking organizations. The final rule consolidates three separate notices of proposed rulemakings (“NPRs”) previously issued in June 2012, with selected changes. Modifications under the final rule include a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and changes to the risk-weights for certain assets, in addition to other requirements. Compliance with the final rule is required beginning January 1, 2015. Had the final rule been effective as of June 30, 2013, FHN estimates that it would have remained a well-capitalized institution. Under the final rule, based on a preliminary assessment, the tier 1 common regulatory ratio at June 30, 2013, would have decreased by approximately 50 basis points had the amended rule been in effect.

In July 2013, a federal district court ruled that the Federal Reserve exceeded its authority under the so-called Durbin amendment of the Reform Act in setting debit card interchange rates in 2011. The Federal Reserve’s action had reduced prevailing market rates substantially by capping them generally at 21 cents per transaction. The court held that rate cap to be higher than the Reform Act allowed, among other rulings against the Federal Reserve’s 2011 actions. Although the court’s rulings are not complete, it is possible that final, complete rulings by the court could compel the Federal Reserve to further reduce the rate cap substantially and take other detrimental actions. The court’s ruling may be appealed and it is not known how this case will finally be resolved. During the first two quarters of 2013, FHN’s revenues from debit card interchange fees averaged just over $5 million per quarter. A substantial further reduction in the rate cap or other significant adverse action likely would result in lower revenues and business practice adjustments.

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

Also, as it relates to foreclosure practices, there have been both favorable and unfavorable rulings by courts in various states involving the requirements for proof of ownership and the sufficiency of recordation of securitized mortgage loans. The ultimate impact of these decisions on the procedures and documentation required to foreclose securitized mortgage loans is not yet fully developed but could be unfavorable. FHN continues to work with its 2011 subservicer, and foreclosure counsel with the goal of ensuring that appropriate proof of ownership and documentation is presented at the time of each foreclosure proceeding.

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

REPURCHASE AND FORECLOSURE LIABILITY

Estimating probable losses associated with FHN’s repurchase obligations for alleged breaches of representations and warranties related to prior agency loan sales requires significant management judgment and assumptions. The loss estimation process relies on historical observed trends that may or may not be representative of future actual results such as observed loss severities, resolution statistics, delinquency trends, and historical average loan sizes. Additionally, the level of repurchase/make-whole request and associated losses are affected by external factors such as GSE review practices and selection criteria, housing prices, actions of MI companies, and economic conditions, all of which could change in the future. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and are subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability. FHN had reserved for losses of $124.4 million and $362.5 million as of June 30, 2013 and 2012, respectively, including a smaller amount related to equity-lending junior lien loan sales.

GOODWILL

In relation to the MNB acquisition on June 7, 2013, FHN recorded $13.5 million in goodwill which has been allocated to the regional banking segment (refer to Note—2—Acquisitions & Divestitures for additional information). There have been no changes to FHN’s policies related to the recognition of goodwill or the impairment assessment processes.

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of ASU 2013-11 require that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The provisions of ASU 2013-11 should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. FHN is currently assessing the effects of adopting the provisions of ASU 2013-11.

In July 2013, the FASB issued Accounting Standards Update 2013-10, “Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”). ASU 2013-10 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. The provisions of ASU 2013-10 permit the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to U.S. Treasury rates and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The provisions of ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. FHN may apply the provisions of ASU 2013-10 to future hedging relationships.

NON-GAAP Information

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended June 30
(Dollars in thousands)	2013	2012
Net interest income adjusted for impact of fully taxable equivalent (“FTE”) (Non-GAAP)
Net interest income (GAAP)	$160,019	$172,675
FTE adjustment	1,913	1,756

Net interest income adjusted for impact of FTE (Non-GAAP)	$161,932	$174,431

	June 30		December 31
(Dollars in thousands)	2013	2012	2012
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,712,399	$2,626,688	$2,640,776
Less: Noncontrolling interest—FTBNA preferred stock (b)	294,816	294,816	294,816
Less: Preferred stock	95,624	—	—
Less: Trust preferred (c)	200,000	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,121,959	$2,131,872	$2,145,960

Risk Weighted Assets
(C) Risk weighted assets (a)	$20,460,353	$20,022,430	$20,153,430

Total Assets
(D) Total assets (GAAP)	$25,133,274	$25,492,955	$25,520,140

Ratios
(B)/(C) Tier 1 common to risk weighted assets (Non-GAAP)	10.37%	10.65%	10.65%
(A)/(D) Tier 1 capital to total assets (GAAP)	10.79%	10.30%	10.35%

(a)	Defined by and calculated in conformity with bank regulations.
(b)	Represents FTBNA preferred stock included in noncontrolling interest. Included in total equity on the Consolidated Condensed Statements of Condition.
(c)	Included in Term borrowings on the Consolidated Condensed Statements of Condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 104 of this report and the subsections entitled “Market Risk Management” beginning on page 104 and “Interest Rate Risk Management” beginning on page 106 of this report,

(b)	Note 15 to the Consolidated Condensed Financial Statements appearing on pages 52-57 of this report,

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

(d)	Note 25 to the Consolidated Financial Statements appearing on pages 180-184 of FHN’s 2012 Annual Report to shareholders,

all of which materials are incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and related Notes appearing in FHN’s 2012 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2012. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

Part II.

OTHER INFORMATION

Item 1 Legal Proceedings

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 31 of this Report is incorporated into this Item by reference.

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)	The Issuer Purchases of Common Stock Table, including the explanatory notes, is incorporated herein by reference to Table 9 and the explanatory notes included in Item 2 of Part I—First Horizon National Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 92.

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

Exhibit No.	Description

3.1	Bylaws of First Horizon National Corporation, as amended and restated July 16, 2013, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated July 16, 2013

*4	Instruments defining the rights of security holders, including indentures

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 46-49 and pages 182-184 in the Corporation’s 2012 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on May 2, 2013 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2012. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2013 and 2012, and December 31, 2012; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2013 and 2012; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: August 7, 2013	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

Exhibit No.	Description

3.1	Bylaws of First Horizon National Corporation, as amended and restated July 16, 2013, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated July 16, 2013

*4	Instruments defining the rights of security holders, including indentures

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 46-49 and pages 182-184 in the Corporation’s 2012 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on May 2, 2013 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2012. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2013 and 2012, and December 31, 2012; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2013 and 2012; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase