Form 10-Q
period 2013-09-30
FIRST HORIZON NATIONAL CORP
filed 2013-11-07
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2013
Common Stock, $.625 par value	236,328,090

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands, except restricted and share amounts)(Unaudited)	2013	2012	2012
Assets:
Cash and due from banks (Restricted—$1.5 million on September 30, 2013; $.6 million on September 30, 2012; and $—on December 31, 2012)	$395,631	$355,978	$469,879
Federal funds sold	52,830	12,425	34,492
Securities purchased under agreements to resell (Note 16)	576,355	517,263	601,891

Total cash and cash equivalents (Restricted—$1.5 million on September 30, 2013; $.6 million on September 30, 2012; and $—on December 31, 2012)	1,024,816	885,666	1,106,262

Interest-bearing cash	184,179	440,916	353,373
Trading securities	1,343,134	1,204,366	1,262,720
Loans held-for-sale	371,640	410,550	401,937
Securities available-for-sale (Note 3)	3,186,943	3,123,629	3,061,808
Loans, net of unearned income (Restricted—$.1 billion on September 30, 2013; September 30, 2012; and December 31, 2012) (Note 4)	15,408,556	16,523,783	16,708,582
Less: Allowance for loan losses (Restricted—$3.2 million on September 30, 2013; $4.4 million on September 30, 2012; and $4.3 million on December 31, 2012) (Note 4)	255,710	281,744	276,963

Total net loans (Restricted—$.1 billion on September 30, 2013; September 30, 2012; and December 31, 2012)	15,152,846	16,242,039	16,431,619

Mortgage servicing rights (Note 5)	116,686	120,537	114,311
Goodwill (Note 6)	140,479	134,242	134,242
Other intangible assets, net (Note 6)	22,216	23,679	22,700
Capital markets receivables	417,743	791,190	303,893
Premises and equipment, net	308,779	305,346	303,273
Real estate acquired by foreclosure	71,626	70,779	60,690
Derivative assets (Note 15)	215,116	334,025	292,472
Other assets (Restricted—$1.4 million on September 30, 2013; $1.9 million on September 30, 2012 and December 31, 2012)	1,637,138	1,652,866	1,670,840

Total assets (Restricted—$.1 billion on September 30, 2013; September 30, 2012; and December 31, 2012)	$24,193,341	$25,739,830	$25,520,140

Liabilities and equity:
Deposits:
Savings	$6,781,522	$6,608,534	$6,705,496
Time deposits	997,726	1,063,380	1,019,938
Other interest-bearing deposits	3,494,236	3,468,367	3,798,313
Certificates of deposit $100,000 and more	575,679	518,717	503,490

Interest-bearing	11,849,163	11,658,998	12,027,237
Noninterest-bearing	4,434,746	4,569,113	4,602,472

Total deposits	16,283,909	16,228,111	16,629,709

Federal funds purchased	1,062,901	1,350,806	1,351,023
Securities sold under agreements to repurchase (Note 16)	427,232	443,370	555,438
Trading liabilities	585,969	516,970	564,429
Other short-term borrowings	303,686	856,958	441,201
Term borrowings (Restricted—$.1 billion on September 30, 2013; September 30, 2012; and December 31, 2012)	1,771,288	2,263,238	2,226,482
Capital markets payables	388,373	574,201	296,450
Derivative liabilities (Note 15)	165,918	225,084	202,269
Other liabilities	770,772	749,204	743,933

Total liabilities (Restricted—$.1 billion on September 30, 2013; September 30, 2012; and December 31, 2012)	21,760,048	23,207,942	23,010,934

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock—Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share—(shares authorized—1,000; shares issued—1,000 on September 30, 2013;—on September 30, 2012 and December 31, 2012)	95,624	—	—
Common stock—$.625 par value (shares authorized—400,000,000; shares issued—236,328,090 on September 30, 2013; 247,133,973 on September 30, 2012; and 243,597,780 on December 31, 2012 )	147,705	154,459	152,249
Capital surplus	1,413,248	1,517,488	1,488,463
Undivided profits	657,676	681,460	719,672
Accumulated other comprehensive loss, net (Note 8)	(176,391)	(116,684)	(146,343)

Total First Horizon National Corporation Shareholders’ Equity	2,137,862	2,236,723	2,214,041

Noncontrolling interest	295,431	295,165	295,165

Total equity	2,433,293	2,531,888	2,509,206

Total liabilities and equity	$24,193,341	$25,739,830	$25,520,140

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands except per share data, unless otherwise noted)(Unaudited)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$149,698	$163,813	$454,297	$486,507
Interest on investment securities	20,916	24,136	62,442	76,413
Interest on loans held-for-sale	3,058	3,808	9,729	11,174
Interest on trading securities	8,747	8,392	25,798	27,450
Interest on other earning assets	191	367	734	1,210

Total interest income	182,610	200,516	553,000	602,754

Interest expense:
Interest on deposits:
Savings	3,471	4,764	11,557	15,127
Time deposits	4,013	5,169	12,294	16,626
Other interest-bearing deposits	817	1,455	2,975	4,628
Certificates of deposit $100,000 and more	1,658	1,975	4,769	6,586
Interest on trading liabilities	3,632	2,556	10,182	7,914
Interest on short-term borrowings	1,103	1,443	3,565	3,958
Interest on term borrowings	9,078	9,689	27,419	29,846

Total interest expense	23,772	27,051	72,761	84,685

Net interest income	158,838	173,465	480,239	518,069
Provision for loan losses	10,000	40,000	40,000	63,000

Net interest income after provision for loan losses	148,838	133,465	440,239	455,069

Noninterest income:
Capital markets	64,283	80,773	212,711	262,429
Deposit transactions and cash management	29,279	30,352	85,189	89,216
Mortgage banking	14,460	10,373	29,422	43,603
Brokerage, management fees and commissions	10,868	8,699	30,756	25,954
Trust services and investment management	6,649	6,055	19,927	18,340
Insurance commissions	733	946	2,063	2,344
Gain on divestiture	115	—	115	200
Equity securities gains/(losses), net	—	—	28	5,065
Debt securities gains/(losses), net	(96)	—	(451)	328
All other income and commissions (Note 7)	24,184	26,340	69,774	77,407

Total noninterest income	150,475	163,538	449,534	524,886

Adjusted gross income after provision for loan losses	299,313	297,003	889,773	979,955

Noninterest expense:
Repurchase and foreclosure provision	200,000	—	200,000	299,256
Employee compensation, incentives, and benefits (three and nine months ended September 30, 2013, include $17.2 million and $22.6 million, respectively, of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	132,213	153,970	401,897	479,044
Occupancy	13,147	13,059	37,754	36,664
Legal and professional fees	12,704	12,295	37,940	26,779
Computer software	10,446	10,260	30,130	29,685
Contract employment and outsourcing	9,241	10,187	26,861	32,146
Operations services	9,199	8,702	26,111	27,306
Equipment rentals, depreciation, and maintenance	7,890	7,931	23,307	23,336
FDIC premium expense	4,631	7,532	15,679	20,669
Communications and courier	4,517	4,722	13,485	13,705
Miscellaneous loan costs	1,349	577	3,508	3,202
Amortization of intangible assets	928	979	2,784	2,931
Foreclosed real estate	523	2,968	3,249	9,046
All other expense (Note 7)	26,768	29,987	78,799	108,571

Total noninterest expense	433,556	263,169	901,504	1,112,340

Income/(loss) before income taxes	(134,243)	33,834	(11,731)	(132,385)
Provision/(benefit) for income taxes (three and nine months ended September 30, 2013, include $6.6 million and $8.7 million, respectively, of income tax benefit reclassified from accumulated other comprehensive income)	(31,094)	5,260	1,644	(72,348)

Income/(loss) from continuing operations	(103,149)	28,574	(13,375)	(60,037)
Income/(loss) from discontinued operations, net of tax (a)	123	108	554	160

Net income/(loss)	$(103,026)	$28,682	$(12,821)	$(59,877)

Net income attributable to noncontrolling interest	2,875	2,875	8,531	8,563

Net income/(loss) attributable to controlling interest	$(105,901)	$25,807	$(21,352)	$(68,440)

Preferred stock dividends	1,550	—	4,288	—

Net income/(loss) available to common shareholders	$(107,451)	$25,807	$(25,640)	$(68,440)

Basic earnings/(loss) per share from continuing operations (Note 9)	$(0.45)	$0.10	$(0.11)	$(0.27)

Diluted earnings/(loss) per share from continuing operations (Note 9)	$(0.45)	$0.10	$(0.11)	$(0.27)

Basic earnings/(loss) per share (Note 9)	$(0.45)	$0.10	$(0.11)	$(0.27)

Diluted earnings/(loss) per share (Note 9)	$(0.45)	$0.10	$(0.11)	$(0.27)

Weighted average common shares (Note 9)	236,895	246,628	238,990	249,742

Diluted average common shares (Note 9)	236,895	248,306	238,990	249,742

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Income/(loss) from discontinued operations, net of tax have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands) (unaudited)	2013	2012	2013	2012
Net income/(loss)	$(103,026)	$28,682	$(12,821)	$(59,877)
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available-for-sale	1,714	243	(44,097)	(3,147)
Recognized pension and other employee benefit plans net periodic benefit costs	10,560	5,655	14,049	16,619

Other comprehensive income/(loss)	12,274	5,898	(30,048)	13,472

Comprehensive income/(loss)	(90,752)	34,580	(42,869)	(46,405)

Comprehensive income attributable to noncontrolling interest	2,875	2,875	8,531	8,563

Comprehensive income/(loss) attributable to controlling interest	$(93,627)	$31,705	$(51,400)	$(54,968)

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2013			2012
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,214,041	$295,165	$2,509,206	$2,389,472	$295,165	$2,684,637
Net income/(loss)	(21,352)	8,531	(12,821)	(68,440)	8,563	(59,877)
Other comprehensive income/(loss) (a)	(30,048)	—	(30,048)	13,472	—	13,472

Comprehensive income/(loss)	(51,400)	8,531	(42,869)	(54,968)	8,563	(46,405)

Preferred stock issuance (1,000 shares issued at $100,000 per share net of offering costs)	95,624	—	95,624	—	—	—
Cash dividends declared:
Preferred stock ($4,288.33 per share)	(4,288)	—	(4,288)	—	—	—
Common stock ($.15 per share and $.03 per share for the nine months ended September 30, 2013 and 2012, respectively)	(36,345)	—	(36,345)	(7,464)	—	(7,464)
Common stock repurchased (b)	(91,395)	—	(91,395)	(98,902)	—	(98,902)
Common stock issued for:
Stock options and restricted stock—equity awards	608	—	608	133	—	133
Stock-based compensation expense	12,452	—	12,452	12,398	—	12,398
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(8,531)	(8,531)	—	(8,563)	(8,563)
Tax benefit reversals—stock-based compensation plans	(1,509)	—	(1,509)	(3,946)	—	(3,946)
Real estate investment trust (“REIT”) preferred stock issuance	—	92	92	—	—	—
Acquired noncontrolling interest-REIT	—	174	174	—	—	—
Other changes in equity	74	—	74	—	—	—

Balance, September 30	$2,137,862	$295,431	$2,433,293	$2,236,723	$295,165	$2,531,888

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2013 and 2012 include $87.6 million and $96.4 million, respectively, repurchased under the share repurchase program launched in fourth quarter 2011.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(Dollars in thousands)	2013	2012
Operating Activities
Net income/(loss)	$(12,821)	$(59,877)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	40,000	63,000
Provision/(benefit) for deferred income taxes	(44,806)	(83,807)
Depreciation and amortization of premises and equipment	26,507	26,320
Amortization of intangible assets	2,784	2,931
Net other amortization and accretion	26,387	59,161
Net (increase)/decrease in derivatives	(7,858)	(11,635)
Market value adjustment on mortgage servicing rights	(20,267)	4,541
Repurchase and foreclosure provision	200,000	299,256
Fair value adjustment to foreclosed real estate	3,279	7,873
Litigation and regulatory matters	6,299	29,013
(Gains)/losses on divestitures	(638)	(485)
Stock-based compensation expense	12,452	12,398
Tax benefit reversals stock-based compensation plans	1,509	3,946
Equity securities (gains)/losses, net	(28)	(5,065)
Debt securities (gains)/losses, net	451	(328)
Net (gain)/losses on sale/disposal of fixed assets	1,050	(2,432)
Net (increase)/decrease in:
Trading securities	(84,502)	(223,064)
Loans held-for-sale	30,297	3,347
Capital markets receivables	(113,850)	(626,203)
Interest receivable	890	(6,256)
Other assets	105,048	211,339
Net increase/(decrease) in:
Capital markets payables	91,923	409,493
Interest payable	5,810	12,684
Other liabilities	(177,245)	(183,396)
Trading liabilities	21,540	169,685

Total adjustments	127,032	172,316

Net cash provided/(used) by operating activities	114,211	112,439

Investing Activities
Available-for-sale securities:
Sales	63,787	47,493
Maturities	783,033	758,573
Purchases	(977,723)	(870,973)
Premises and equipment:
Sales	—	6,845
Purchases	(18,949)	(14,826)
Net (increase)/decrease in:
Loans	1,461,678	(291,042)
Interests retained from securitizations classified as trading securities	4,088	6,915
Interest-bearing cash	196,178	11,940
Cash receipts related to divestitures	1,638	5,278
Cash received for acquisition	50,934	—

Net cash provided/(used) by investing activities	1,564,664	(339,797)

Financing Activities
Common stock:
Stock options exercised	608	133
Cash dividends paid	(26,467)	(7,604)
Repurchase of shares (a)	(91,395)	(98,902)
Tax benefit reversals stock-based compensation plans	(1,509)	(3,946)
Preferred stock issuance	95,624	—
Cash dividends paid—preferred stock—noncontrolling interest	(8,531)	(8,531)
Cash dividends paid—Series A preferred stock	(2,738)	—
Term borrowings:
Payments/maturities	(411,027)	(208,637)
Increases in restricted and secured term borrowings	4,411	5,622
Net increase/(decrease) in:
Deposits	(707,898)	15,102
Short-term borrowings	(611,399)	591,532

Net cash provided/(used) by financing activities	(1,760,321)	284,769

Net increase/(decrease) in cash and cash equivalents	(81,446)	57,411

Cash and cash equivalents at beginning of period	1,106,262	828,255

Cash and cash equivalents at end of period	$1,024,816	$885,666

Supplemental Disclosures
Total interest paid	$65,750	$71,535
Total taxes paid	5,044	34,560
Total taxes refunded	26,035	168,391
Transfer from loans to other real estate owned	9,760	25,986

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	2013 and 2012 include $87.6 million and $96.4 million, respectively, repurchased under the share repurchase program launched in fourth quarter 2011.

Notes to the Consolidated Condensed Financial Statements

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2013 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2012 Annual Report to shareholders.

Summary of Accounting Changes. Effective January 1, 2013, FHN adopted the provisions of FASB Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of ASU 2011-11 includes derivatives, sale and repurchase agreements/reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The provisions of ASU 2011-11 are effective for periods beginning on or after January 1, 2013, with retrospective application to all periods presented in the financial statements required. Additionally in January 2013, FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, that narrowed the scope of ASU 2011-11. Based on this amendment, ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Upon adoption of ASU 2011-11, FHN revised its disclosures accordingly. The adoption of the provisions of ASU 2011-11 had no effect on FHN’s statement of condition, results of operations, or cash flows.

Effective January 1, 2013, FHN adopted the provisions of FASB ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements but modified interim disclosure requirements such that changes in accumulated other comprehensive income must be disclosed in interim filings. The provisions of ASU 2013-02 are effective for periods beginning after December 15, 2012, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Upon adoption of the provisions of ASU 2013-02 on January 1, 2013, FHN revised its financial statements and disclosures accordingly.

Accounting Changes Issued but Not Currently Effective. In July 2013, the FASB issued ASU 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Generally, ASU 2013-11 requires that an unrecognized tax benefit should reduce a deferred tax asset (“DTA”) that has been established for a net operating loss (“NOL”), a tax credit carryforward, or other similar tax losses. However, if a filer does not have such carryforwards or similar tax losses at the reporting date, the uncertain tax position should be recorded as a liability. If a filer does have a DTA, but is not required by tax law of the applicable jurisdiction to use the DTA to settle additional taxes from the disallowance of a tax position and that is the filers’ intent, the uncertain tax position should be recognized as a liability in that situation as well and not netted with the DTA. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The provisions of ASU 2013-11 should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. FHN does not expect the adoption of the provisions of ASU 2013-11 to have a material effect on FHN’s statement of condition, results of operations, or cash flows.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. The provisions of ASU 2013-10 permit the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to U.S. Treasury rates and London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The provisions of ASU 2013-10 are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. FHN may apply the provisions of ASU 2013-10 to future hedging relationships.

Note 2 – Acquisitions and Divestitures

On June 7, 2013, First Tennessee Bank National Association (“FTBNA”) acquired substantially all of the assets and liabilities of Mountain National Bank (“MNB”) a community bank headquartered in Sevierville, Tennessee from the Federal Deposit Insurance Corporation (“FDIC”), as receiver, pursuant to a purchase and assumption agreement. Prior to the acquisition, MNB operated 12 branches in Sevier and Blount counties in eastern Tennessee.

Excluding purchase accounting adjustments, FHN acquired approximately $452 million in assets, including approximately $249 million in loans, and assumed approximately $362 million of MNB deposits. There was no premium associated with the acquired deposits and assets were acquired at a discount of $33 million from book value. FHN did not enter into a loss-sharing agreement with the FDIC associated with the MNB purchase.

FHN has accounted for the acquisition as a business combination in accordance with ASC 805, “Business Combinations,” which requires acquired assets and liabilities (other than tax balances) to be recorded at fair value. Generally, the fair value for the acquired loans was estimated using a discounted cash flow analysis with significant unobservable inputs (Level 3) including adjustments for expected credit losses, prepayment speeds, current market rates for similar loans, and an adjustment for investor-required yield given product-type and various risk characteristics (refer to Note 4—Loans for additional information).

FHN continues to analyze the estimates of the fair value of the assets acquired and liabilities assumed, and as such the amounts recorded are provisional. FHN believes that information provides a reasonable basis for estimating fair values. FHN expects to substantially complete the purchase price allocation by the end of 2013; however, the fair value estimates are subject to refinement for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In addition, the tax treatment is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

In accordance with applicable accounting guidance, all measurement period adjustments related to acquisitions are presented in the acquired balance at closing, with revision of previously reported amounts.

The following schedule details significant assets acquired and liabilities assumed from the FDIC for MNB and provisional estimated purchase accounting/fair value adjustments at June 7:

	Mountain National Bank
(Dollars in thousands)	Acquired from FDIC	Purchase Accounting/ Fair Value Adjustments	As recorded by FHN
Assets:
Cash and cash equivalents	$54,872	$—	$54,872
Interest-bearing cash	26,984	—	26,984
Securities available-for-sale	73,948	(240)	73,708
Loans, net of unearned income	249,001	(33,094)	215,907
Core deposit intangible	—	2,300	2,300
Premises and equipment	10,359	3,755	14,114
Real estate acquired by foreclosure	33,294	(10,930)	22,364
Deferred tax asset	(286)	2,677	2,391
Other assets	3,405	—	3,405

Total assets acquired	$451,577	$(35,532)	$416,045

Liabilities:
Deposits	$362,098	$—	$362,098
Securities sold under agreements to repurchase	1,930	—	1,930
Federal Home Loan Bank advances	50,040	5,586	55,626
Other liabilities	2,454	—	2,454

Total liabilities assumed	416,522	5,586	422,108

Acquired noncontrolling interest	117	57	174

Total liabilities assumed and acquired noncontrolling interest	$416,639	$5,643	$422,282

Excess of assets acquired over liabilities assumed	$34,938

Aggregate purchase accounting/fair value adjustments		$(41,175)

Goodwill			$6,237

Note 2 – Acquisitions and Divestitures (Continued)

In relation to the acquisition FHN recorded $6.2 million in goodwill, representing the excess of the estimated fair values of liabilities assumed over the estimated fair value of the assets acquired (refer to Note—6—Intangible Assets for additional information). Of this amount, $3.5 million is expected to be deductible for tax purposes.

FHN’s operating results for the quarter ended September 30, 2013, include the operating results of the acquired assets and assumed liabilities of MNB subsequent to the acquisition on June 7, 2013.

FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s available-for-sale (“AFS”) securities on September 30, 2013 and 2012:

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$39,993	$3	$—	$39,996
Government agency issued mortgage-backed securities (“MBS”)	838,077	40,944	(3,570)	875,451
Government agency issued collateralized mortgage obligations (“CMO”)	2,043,803	17,420	(36,102)	2,025,121
Other U.S. government agencies	2,381	147	—	2,528
States and municipalities	15,155	—	—	15,155
Equity and other (a)	228,709	—	(17)	228,692

Total securities available for sale (b)	$3,168,118	$58,514	$(39,689)	$3,186,943

(a)	Includes restricted investments in FHLB-Cincinnati stock of $128.0 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	September 30, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$54,995	$1	$—	$54,996
Government agency issued MBS	1,191,811	79,639	—	1,271,450
Government agency issued CMO	1,530,075	25,562	(896)	1,554,741
Other U.S. government agencies	3,911	291	—	4,202
States and municipalities	17,970	—	—	17,970
Equity and other (a)	220,247	23	—	220,270

Total securities available for sale (b)	$3,019,009	$105,516	$(896)	$3,123,629

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

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

The amortized cost and fair value by contractual maturity for the available-for-sale securities portfolio on September 30, 2013, are provided below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Within 1 year	$39,993	$39,996
After 1 year; within 5 years	3,881	4,028
After 5 years; within 10 years	—	—
After 10 years	13,655	13,655

Subtotal	57,529	57,679

Government agency issued MBS and CMO	2,881,880	2,900,572
Equity and other	228,709	228,692

Total	$3,168,118	$3,186,943

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 3 – Investment Securities (Continued)

The table below provides information on gross gains and gross losses from investment securities for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	2013	2012	2013	2012
Gross gains on sales of securities	$728	$—	$770	$5,433
Gross losses on sales of securities	(824)	—	(1,193)	—

Net gain/(loss) on sales of securities (a)	(96)	—	(423)	5,433

Net other than temporary impairment (“OTTI”) recorded	—	—	—	(40)

Total securities gain/(loss), net	$(96)	$—	$(423)	$5,393

(a)	Proceeds for the three and nine months ended September 30, 2013, were $44.9 million and $63.8 million, respectively. There were no proceeds from sales for the three months ended September 30, 2012; proceeds from sales for the nine months ended September 30, 2012 were $47.5 million.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses on September 30, 2013 and 2012:

	On September 30, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$1,241,836	$(36,025)	$12,018	$(77)	$1,253,854	$(36,102)
Government agency issued MBS	154,299	(3,570)	—	—	154,299	(3,570)

Total debt securities	1,396,135	(39,595)	12,018	(77)	1,408,153	(39,672)

Equity	43	(17)	—	—	43	(17)

Total temporarily impaired securities	$1,396,178	$(39,612)	$12,018	$(77)	$1,408,196	$(39,689)

	On September 30, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$205,205	$(896)	$—	$—	$205,205	$(896)

Total temporarily impaired securities	$205,205	$(896)	$—	$—	$205,205	$(896)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of September 30, 2013 and 2012, and December 31, 2012:

	September 30		December 31
(Dollars in thousands)	2013	2012	2012
Commercial:
Commercial, financial, and industrial	$7,746,942	$8,466,450	$8,796,956
Commercial real estate	1,173,711	1,229,855	1,168,235
Retail:
Consumer real estate (a)	5,458,047	5,735,904	5,688,703
Permanent mortgage (b)	697,694	805,511	765,583
Credit card & other	332,162	286,063	289,105

Loans, net of unearned income	$15,408,556	$16,523,783	$16,708,582
Allowance for loan losses	255,710	281,744	276,963

Total net loans	$15,152,846	$16,242,039	$16,431,619

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of September 30, 2013 and 2012, and December 31, 2012 include $349.3 million, $417.0 million and $402.4 million of restricted and secured real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.
(b)	Balances as of September 30, 2013 and 2012, and December 31, 2012 include $11.7 million, $14.2 million and $13.2 million of restricted and secured real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.

Components of the Loan Portfolio

The loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which FHN develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPs”)(i.e., loans to bank and insurance-related businesses) portfolio and purchase credit impaired (“PCI”) loans. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within commercial real estate include income CRE, residential CRE and PCI loans. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include HELOC, real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Acquisition

On June 7, 2013, FHN acquired substantially all of the assets and liabilities of MNB from the FDIC. The acquisition included approximately $249 million of loans. These loans are recorded at fair value which incorporates expected credit losses in accordance with ASC 805 resulting in no carryover of allowance for loan loss from the acquiree. See Note 2—Acquisitions and Divestitures for additional information regarding the acquisition. At acquisition, FHN designated certain loans as purchase credit impaired (see discussion below) with the remaining loans accounted for under ASC 310-20, “Nonrefundable Fees and Other Costs”. For loans accounted for under ASC 310-20, the difference between the loans’ book value to MNB and the estimated fair value at the time of the acquisition will be accreted back into interest income over the remaining contractual life and the subsequent accounting and reporting will be similar to FHN’s originated loan portfolio.

Purchase Credit Impaired Loans

ASC 310-30 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, provides guidance for acquired loans that have experienced deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured (“PCI loans”). PCI loans are initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flows includes all contractually expected amounts (including interest) and incorporates an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. To the extent possible, certain PCI loans were aggregated with composite interest rate and expectation of cash flows expected to be collected for the pool. Aggregation into loan pools is based on common risk characteristics that include similar credit risk or risk ratings, and one or more predominant risk characteristics. PCI pools are accounted for as a single unit.

Accretable yield is the excess of cash flows expected at acquisition over the initial investment in the loan and is recognized in interest income over the remaining life of the loan, or pool of loans. Nonaccretable difference is the difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition. In quarters subsequent to the acquisition

Note 4 – Loans (Continued)

date, FHN re-estimates expected cash flows for PCI loans. Increases in expected cash flows from the last measurement will result in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has been recorded) with a prospective positive impact on interest income. Decreases to the expected cash flows will result in an increase in the allowance for loan losses through increased provision expense. Generally, PCI loans will not be reported as nonperforming loans, troubled debt restructurings (if pooled), or impaired loans unless there has been an other-than-temporary decline in the fair value of a loan below amortized cost or if it is probable that a loan has become impaired in periods subsequent to the acquisition.

The following table reflects FHN’s contractually required payments receivable, cash flows expected to be collected, and the fair value of purchase credit impaired (“PCI”) loans at the acquisition date of June 7, 2013. The table has been revised from second quarter 2013 as the PCI population was finalized in third quarter 2013.

(Dollars in thousands)	June 7, 2013
Contractually required payments including interest	$79,676
Less: nonaccretable difference	(23,750)

Cash flows expected to be collected	55,926
Less: accretable yield	(6,650)

Fair value of loans acquired	$49,276

The following table presents a rollforward of the accretable yield for the three and nine months ended September 30, 2013:

(Dollars in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance, beginning of period	$6,432	$—
Impact of acquisition/purchase on June 7, 2013	—	6,650
Accretion	(821)	(1,039)
Adjustment for payoffs	(15)	(15)

Balance, end of period	$5,596	$5,596

At September 30, 2013, there were no additions to the allowance for loan losses or adjustments to the nonaccretable difference. The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of September 30, 2013:

	September 30, 2013
(Dollars in thousands)	Ending balance	Unpaid balance
Commercial, financial and industrial	$2,410	$2,758
Commercial real estate	45,443	63,061
Consumer real estate	894	1,309
Credit card and other	17	24

Total	$48,764	$67,152

Concentrations

FHN has a concentration of loans secured by residential real estate (40 percent of total loans), the majority of which is in the consumer real estate portfolio (35 percent of total loans). Loans to finance and insurance companies total $1.6 billion (21 percent of the C&I portfolio, or 10 percent of the total loans). FHN had loans to mortgage companies totaling $0.7 billion (9 percent of the C&I portfolio, or 5 percent of total loans) as of September 30, 2013. As a result, 30 percent of the C&I category was sensitive to impacts on the financial services industry.

Regulatory Focus on Consumer Loan Accounting and Reporting

In first quarter 2012, the Office of the Comptroller of Currency (“OCC”) issued interagency guidance related to ALLL estimation and nonaccrual practices, and risk management policies for junior lien loans. As a result, FHN modified its nonaccrual policies in first quarter 2012, to place current second liens on nonaccrual if the first lien is owned or serviced by FHN and is 90 or more days past due. For non FHN-serviced first liens, in second quarter 2013, FHN received information from a third party vendor regarding the performance status of those first liens and placed stand-alone second liens on nonaccrual if the first lien was 90 days or more past due or had been modified. Because probable incurred losses had been contemplated in the allowance for loan loss estimate in prior quarters, this new information did not result in a significant increase in the ALLL.

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

Note 4 – Loans (Continued)

Because of the composition of FHN’s residential real estate portfolios, these changes most significantly impacted the consumer real estate portfolio segment. The level of nonperforming loans and TDRs in the consumer real estate and permanent mortgage portfolios was affected by the regulatory actions discussed above.

Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow economic recovery, performance of the housing market, unemployment levels, the regulatory environment, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired.

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

Note 4 – Loans (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of July 1, 2012	$110,645	$41,546	$133,421	$29,112	$6,327	$321,051
Charge-offs	(7,077)	(4,446)	(69,351)	(2,889)	(3,259)	(87,022)
Recoveries	1,892	1,240	2,941	734	908	7,715
Provision	1,081	(10,991)	48,938	(1,400)	2,372	40,000

Balance as of September 30, 2012	106,541	27,349	115,949	25,557	6,348	281,744

Balance as of January 1, 2012	130,413	55,586	165,077	26,194	7,081	384,351
Charge-offs	(23,310)	(18,070)	(132,618)	(10,597)	(9,238)	(193,833)
Recoveries	8,568	2,779	12,255	1,905	2,719	28,226
Provision	(9,130)	(12,946)	71,235	8,055	5,786	63,000

Balance as of September 30, 2012	106,541	27,349	115,949	25,557	6,348	281,744

Allowance—individually evaluated for impairment	28,672	183	31,629	20,988	237	81,709
Allowance—collectively evaluated for impairment	77,869	27,166	84,320	4,569	6,111	200,035
Loans, net of unearned as of September 30, 2012:
Individually evaluated for impairment	153,480	66,357	145,481	129,101	913	495,332
Collectively evaluated for impairment	8,312,970	1,163,498	5,590,423	676,410	285,150	16,028,451

Total loans, net of unearned	8,466,450	1,229,855	5,735,904	805,511	286,063	16,523,783

Balance as of July 1, 2013	93,502	13,931	120,848	27,103	6,550	261,934
Charge-offs	(4,869)	(515)	(16,412)	(1,366)	(2,884)	(26,046)
Recoveries	3,242	587	4,398	841	754	9,822
Provision	(495)	(3,010)	11,992	(1,022)	2,535	10,000

Balance as of September 30, 2013	91,380	10,993	120,826	25,556	6,955	255,710

Balance as of January 1, 2013	96,191	19,997	128,949	24,928	6,898	276,963
Charge-offs	(16,201)	(2,612)	(58,792)	(6,577)	(8,236)	(92,418)
Recoveries	9,839	2,703	14,932	1,609	2,082	31,165
Provision	1,551	(9,095)	35,737	5,596	6,211	40,000

Balance as of September 30, 2013	91,380	10,993	120,826	25,556	6,955	255,710

Allowance—individually evaluated for impairment	15,702	1,581	38,426	18,646	212	74,567
Allowance—collectively evaluated for impairment	75,678	9,412	82,400	6,910	6,743	181,143
Loans, net of unearned as of September 30, 2013:
Individually evaluated for impairment	102,729	30,266	170,401	144,036	648	448,080
Collectively evaluated for impairment	7,641,803	1,098,002	5,286,752	553,658	331,497	14,911,712
Purchased credit impaired loans	2,410	45,443	894	—	17	48,764

Total loans, net of unearned	$7,746,942	$1,173,711	$5,458,047	$697,694	$332,162	$15,408,556

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at September 30, 2013 and 2012, by class related to individually impaired loans and consumer TDR’s. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and LOCOM have been excluded.

	At September 30, 2013			Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$34,193	$43,677	$—	$40,812	$—	$51,845	$108
TRUPs	6,500	6,500	—	6,500	—	10,583	—
Income CRE	12,939	24,219	—	17,959	—	24,828	168
Residential CRE	—	182	—	5,483	—	10,860	122

Total	$53,632	$74,578	$—	$70,754	$—	$98,116	$398

Retail:
HELOC (a)	$18,323	$40,867	$—	$19,016	$—	$20,032	$—
R/E installment loans (a)	11,632	15,102	—	11,913	—	12,166	—
Permanent mortgage (a)	14,531	14,531	—	14,663	—	14,168	—

Total	$44,486	$70,500	$—	$45,592	$—	$46,366	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$31,672	$38,075	$2,447	$27,944	$71	$16,319	$108
TRUPs	33,610	33,610	13,255	38,655	—	39,185	—
Income CRE	10,274	11,330	765	7,552	70	3,859	96
Residential CRE	7,053	12,383	816	4,567	68	1,869	84

Total	$82,609	$95,398	$17,283	$78,718	$209	$61,232	$288

Retail:
HELOC	$68,903	$71,708	$15,702	$68,287	$483	$65,005	$1,373
R/E installment loans	71,543	72,686	22,724	75,084	336	72,571	1,025
Permanent mortgage	129,505	129,702	18,646	127,187	776	124,421	2,164
Credit card & other	648	648	212	682	7	732	23

Total	$270,599	$274,744	$57,284	$271,240	$1,602	$262,729	$4,585

Total commercial	$136,241	$169,976	$17,283	$149,472	$209	$159,348	$686

Total retail	$315,085	$345,244	$57,284	$316,832	$1,602	$309,095	$4,585

Total impaired loans	$451,326	$515,220	$74,567	$466,304	$1,811	$468,443	$5,271

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	September 30, 2012			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$59,215	$75,587	$—	$60,669	$142	$67,098	$549
TRUPs	45,892	45,892	—	46,446	—	46,446	—
Income CRE	44,956	69,684	—	48,166	96	56,305	249
Residential CRE	19,993	36,108	—	21,167	70	22,142	204

Total	$170,056	$227,271	$—	$176,448	$308	$191,991	$1,002

Retail:
HELOC (a)	$13,086	$40,222	$—	$142	$—	$48	$—
R/E installment loans (a)	8,696	24,263	—	95	—	32	—
Permanent mortgage (a)	13,282	17,040	—	144	—	48	—

Total	$35,064	$81,525	$—	$381	$—	$128	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$20,580	$22,374	$7,351	$19,764	$33	$17,512	$100
TRUPs	33,700	33,700	21,321	33,700	—	33,700	—
Income CRE	1,408	1,408	183	1,469	14	1,815	43
Residential CRE	—	—	—	8,700	—	10,577	—

Total	$55,688	$57,482	$28,855	$63,633	$47	$63,604	$143

Retail:
HELOC	$57,020	$57,422	$12,980	$57,097	$389	$53,469	$1,173
R/E installment loans	66,679	67,053	18,649	67,272	294	68,444	835
Permanent mortgage	115,819	115,880	20,988	117,679	714	94,442	2,104
Credit card & other	913	913	237	923	2	1,015	23

Total	$240,431	$241,268	$52,854	$242,971	$1,399	$217,370	$4,135

Total commercial	$225,744	$284,753	$28,855	$240,081	$355	$255,595	$1,145

Total retail	$275,495	$322,793	$52,854	$243,352	$1,399	$217,498	$4,135

Total impaired loans	$501,239	$607,546	$81,709	$483,433	$1,754	$473,093	$5,280

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of September 30, 2013 and 2012:

	September 30, 2013
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total		Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$228,555	$—	$—	$—	$—	$228,555		3%	$81
2	179,955	—	—	—	—	179,955		2	79
3	194,880	—	—	2,687	—	197,567		2	224
4	311,097	—	—	—	—	311,097		4	517
5	790,748	—	—	11,823	216	802,787		9	1,363
6	938,609	40,200	—	44,311	286	1,023,406		12	1,973
7	1,125,031	202,128	—	228,814	9,978	1,565,951		17	3,377
8	881,668	308,282	—	202,417	5,058	1,397,425		16	4,895
9	615,180	152,275	—	203,308	1,499	972,262		11	7,981
10	451,318	29,008	—	139,026	1,066	620,418		7	8,640
11	399,082	473	—	69,945	277	469,777		5	10,338
12	124,916	—	—	57,534	1,224	183,674		2	2,425
13	159,675	—	332,707	33,439	1,324	527,145		6	8,596
14,15,16	172,346	335	3,335	73,737	10,033	259,786		3	34,601

Collectively evaluated for impairment	6,573,060	732,701	336,042	1,067,041	30,961	8,739,805		99	85,090
Individually evaluated for impairment	65,865	—	36,864	23,213	7,053	132,995		1	17,283

Total commercial loans	$6,638,925	$732,701	$372,906	$1,090,254	$38,014	$8,872,800	(b)	100%	$102,373

	September 30, 2012
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$213,872	$—	$—	$—	$—	$213,872	2%	$54
2	183,044	—	—	2,557	—	185,601	2	93
3	129,183	—	—	8,210	—	137,393	1	79
4	255,875	—	—	5,660	26	261,561	3	226
5	500,389	—	—	28,115	117	528,621	6	1,027
6	899,007	129,816	—	166,183	5,024	1,200,030	12	3,002
7	997,337	327,812	—	156,309	4,056	1,485,514	15	7,868
8	936,437	959,623	—	172,200	515	2,068,775	21	12,028
9	651,137	186,130	—	172,544	1,375	1,011,186	10	10,084
10	508,520	33,302	—	96,892	1,336	640,050	7	8,103
11	462,654	—	—	84,635	2,024	549,313	6	9,112
12	175,688	—	—	11,848	1,278	188,814	2	2,709
13	154,787	—	338,177	75,408	3,705	572,077	6	9,211
14,15,16	270,180	—	—	133,941	29,540	433,661	5	41,439

Collectively evaluated for impairment	6,338,110	1,636,683	338,177	1,114,502	48,996	9,476,468	98	105,035
Individually evaluated for impairment	79,795	—	73,685	46,364	19,993	219,837	2	28,855

Total commercial loans	$6,417,905	$1,636,683	$411,862	$1,160,866	$68,989	$9,696,305	100%	$133,890

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of September 30, 2013 and 2012, presented net of $29.4 million and $34.2 million, respectively, in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.
(b)	Balance as of September 30, 2013, excludes PCI loans amounting to $47.9 million.

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

Note 4 – Loans (Continued)

The following tables reflect period-end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of September 30, 2013 and 2012:

HELOC	September 30, 2013			September 30, 2012
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$88,416	711	702	$135,605	718	710
2003	163,576	728	714	235,546	733	724
2004	421,542	727	717	514,791	728	718
2005	548,756	733	720	642,027	734	719
2006	400,023	741	725	474,706	741	726
2007	421,964	744	728	498,011	745	729
2008	233,642	754	747	267,346	755	748
2009	121,555	750	744	152,687	753	748
2010	120,022	753	750	150,243	754	752
2011	119,553	758	754	146,768	759	758
2012	145,507	759	759	117,905	761	759
2013	111,976	762	761	—	—	—

Total	$2,896,532	741	730	$3,335,635	740	731

R/E Installment Loans	September 30, 2013			September 30, 2012
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$26,603	682	684	$41,783	686	686
2003	81,915	716	725	122,330	721	730
2004	58,244	701	699	78,439	707	706
2005	170,742	717	711	224,780	718	713
2006	183,847	716	701	244,101	719	703
2007	264,851	725	709	338,306	728	711
2008	91,883	723	720	122,014	728	720
2009	39,549	742	736	67,590	748	744
2010	131,004	747	754	163,618	745	751
2011	347,315	761	761	428,167	760	759
2012	707,972	764	764	569,141	765	761
2013	457,590	758	754	—	—	—

Total	$2,561,515	746	742	$2,400,269	741	733

Permanent Mortgage	September 30, 2013			September 30, 2012
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2004	$205,111	725	725	$220,499	726	729
2004	24,595	712	693	31,422	715	692
2005	41,643	738	712	52,058	739	716
2006	81,932	731	711	94,898	734	706
2007	236,819	733	710	275,594	734	711
2008	107,594	741	714	131,040	742	712

Total	$697,694	731	713	$805,511	732	712

Note 4 – Loans (Continued)

The following table reflects accruing delinquency amounts for the credit card and other portfolio classes as of September 30:

	Credit Card		Other
(Dollars in thousands)	2013	2012	2013	2012
Accruing delinquent balances:
30-89 days past due	$1,480	$1,666	$803	$594
90+ days past due	1,258	1,352	138	477

Total	$2,738	$3,018	$941	$1,071

Nonaccrual and Past Due Loans

For all portfolio segments and classes, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments, but there are atypical loan structures or other borrower-specific issues. PCI loans are classified in the table below as accruing. FHN has a meaningful portion of loans that are classified as nonaccrual even though loan payments are being received; these include residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy, and also current second lien loans behind first lien loans with performance issues. The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer real estate loan on nonaccrual status if it is 30 or more days delinquent at the time of modification and is determined to be a TDR, except for residential real estate secured loans discharged in bankruptcy (“discharged bankruptcies”) that are placed on nonaccrual regardless of delinquency status. Stand-alone second liens are placed on nonaccrual status if they are behind first liens that are 90 days or more past due or the first lien has been modified.

The following table reflects accruing and non-accruing loans by class on September 30, 2013:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,565,838	$7,314	$247	$6,573,399	$33,582	$3,610	$28,334	$65,526	$6,638,925
Loans to mortgage companies	731,684	682	—	732,366	—	—	335	335	732,701
TRUPs (a)	336,042	—	—	336,042	—	—	36,864	36,864	372,906
Purchased credit impaired loans	1,942	468	—	2,410	—	—	—	—	2,410

Total commercial (C&I)	7,635,506	8,464	247	7,644,217	33,582	3,610	65,533	102,725	7,746,942

Commercial real estate:
Income CRE	1,063,940	5,438	283	1,069,661	6,791	—	13,802	20,593	1,090,254
Residential CRE	33,442	177	—	33,619	285	—	4,110	4,395	38,014
Purchased credit impaired loans	44,241	637	565	45,443	—	—	—	—	45,443

Total commercial real estate	1,141,623	6,252	848	1,148,723	7,076	—	17,912	24,988	1,173,711

Consumer real estate:
HELOC	2,778,336	24,072	12,641	2,815,049	61,733	5,521	14,229	81,483	2,896,532
R/E installment loans	2,499,516	14,156	6,475	2,520,147	29,549	3,048	7,877	40,474	2,560,621
Purchased credit impaired loans	894	—	—	894	—	—	—	—	894

Total consumer real estate	5,278,746	38,228	19,116	5,336,090	91,282	8,569	22,106	121,957	5,458,047

Permanent mortgage	643,385	5,097	12,239	660,721	13,518	1,321	22,134	36,973	697,694

Credit card & other
Credit card	186,749	1,480	1,258	189,487	—	—	—	—	189,487
Other	140,318	803	138	141,259	1,399	—	—	1,399	142,658
Purchased credit impaired loans	17	—	—	17	—	—	—	—	17

Total credit card & other	327,084	2,283	1,396	330,763	1,399	—	—	1,399	332,162

Total loans, net of unearned	$15,026,344	$60,324	$33,846	$15,120,514	$146,857	$13,500	$127,685	$288,042	$15,408,556

(a)	Total TRUPs includes LOCOM valuation allowance of $29.4 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on September 30, 2012:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,315,340	$25,221	$428	$6,340,989	$36,480	$9,734	$30,702	$76,916	$6,417,905
Loans to mortgage companies	1,636,683	—	—	1,636,683	—	—	—	—	1,636,683
TRUPs (a)	338,177	—	—	338,177	—	—	73,685	73,685	411,862

Total commercial (C&I)	8,290,200	25,221	428	8,315,849	36,480	9,734	104,387	150,601	8,466,450

Commercial real estate:
Income CRE	1,111,616	2,393	—	1,114,009	10,552	3,689	32,616	46,857	1,160,866
Residential CRE	51,288	823	—	52,111	1,654	126	15,098	16,878	68,989

Total commercial real estate	1,162,904	3,216	—	1,166,120	12,206	3,815	47,714	63,735	1,229,855

Consumer real estate:
HELOC	3,246,585	36,223	18,774	3,301,582	20,990	1,195	11,868	34,053	3,335,635
R/E installment loans	2,350,465	18,332	10,185	2,378,982	12,954	2,470	5,863	21,287	2,400,269

Total consumer real estate	5,597,050	54,555	28,959	5,680,564	33,944	3,665	17,731	55,340	5,735,904

Permanent mortgage	748,470	15,241	7,774	771,485	18,165	2,095	13,766	34,026	805,511

Credit card & other
Credit card	183,893	1,666	1,352	186,911	—	—	—	—	186,911
Other	96,245	594	477	97,316	1,835	1	—	1,836	99,152

Total credit card & other	280,138	2,260	1,829	284,227	1,835	1	—	1,836	286,063

Total loans, net of unearned	$16,078,762	$100,493	$38,990	$16,218,245	$102,630	$19,310	$183,598	$305,538	$16,523,783

(a)	Total TRUPs includes LOCOM valuation allowance of $34.2 million.

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

For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor in exchange for payment, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as Home Affordable Modification Program (“HAMP”). Within the HELOC and R/E installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Permanent mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. After 5 years the interest rate steps up 1 percent every year thereafter until it reaches the Federal Home Loan Mortgage Corporation (“Freddie Mac,” “Freddie,” or “FHLMC”) Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

Note 4 – Loans (Continued)

On September 30, 2013 and 2012, FHN had $385.3 million and $371.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $61.3 million and $60.0 million, or 16 percent as of September 30, 2013 and 2012. Additionally, FHN had restructured $193.0 million and $171.9 million of loans held-for-sale as of September 30, 2013 and 2012, respectively. Loans held-for-sale are presented at UPB before fair value adjustments and do not carry reserves.

The following tables reflect portfolio loans (excluding acquired loans) that were classified as TDRs during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	2	$1,161	$1,134	10	$17,350	$17,313

Total commercial (C&I)	2	1,161	1,134	10	17,350	17,313

Commercial real estate:
Income CRE	—	—	—	1	288	288
Residential CRE	—	—	—	—	—	—

Total commercial real estate	—	—	—	1	288	288

Consumer real estate:
HELOC	72	5,212	5,194	279	21,729	21,479
R/E installment loans	70	4,589	4,541	346	24,264	24,100

Total consumer real estate	142	9,801	9,735	625	45,993	45,579

Permanent mortgage	15	3,864	4,074	41	16,907	17,311
Credit card & other	13	44	39	41	198	187

Total troubled debt restructurings	172	$14,870	$14,982	718	$80,736	$80,678

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	8	$4,285	$4,244	19	$22,406	$22,264

Total commercial (C&I)	8	4,285	4,244	19	22,406	22,264

Commercial real estate:
Income CRE	3	4,538	4,144	9	13,045	12,502
Residential CRE	—	—	—	2	88	87

Total commercial real estate	3	4,538	4,144	11	13,133	12,589

Consumer real estate:
HELOC	737	17,087	16,916	831	27,730	27,511
R/E installment loans	567	13,604	13,445	677	26,782	25,710

Total consumer real estate	1,304	30,691	30,361	1,508	54,512	53,221

Permanent mortgage	61	16,641	16,648	123	66,308	66,710
Credit card & other	26	101	97	188	1,063	1,025

Total troubled debt restructurings	1,402	$56,256	$55,494	1,849	$157,422	$155,809

Note 4 – Loans (Continued)

The following table presents TDRs which were re-defaulted during the three and nine months ended September 30, 2013 and 2012, and as to which the modification occurred 12 months or less prior to the re-default. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that were in default during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN generally defines payment default as a loan being 30 plus days past due.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	6	$1,870	8	$5,977

Total commercial (C&I)	6	1,870	8	5,977

Commercial real estate:
Income CRE	3	750	4	1,548
Residential CRE	—	—	1	33

Total commercial real estate	3	750	5	1,581

Consumer real estate:
HELOC	1	35	10	512
R/E installment loans	3	229	6	350

Total consumer real estate	4	264	16	862

Permanent mortgage	4	2,071	14	6,507
Credit card & other	8	34	15	61

Total troubled debt restructurings	25	$4,989	58	$14,988

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	9	$8,559	27	$21,618

Total commercial (C&I)	9	8,559	27	21,618

Commercial real estate:
Income CRE	9	10,396	19	18,840
Residential CRE	1	73	3	259

Total commercial real estate	10	10,469	22	19,099

Consumer real estate:
HELOC	15	1,749	31	3,379
R/E installment loans	4	210	33	3,392

Total consumer real estate	19	1,959	64	6,771

Permanent mortgage	6	2,743	9	3,515
Credit card & other	4	17	19	69

Total troubled debt restructurings	48	$23,747	141	$51,072

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

Note 5 – Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 17 – Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology and Note 15 – Derivatives for a discussion of how FHN hedges the fair value of MSR. The balance of MSR included on the Consolidated Condensed Statements of Condition represents the rights to service approximately $15 billion and $20 billion of mortgage loans on September 30, 2013 and 2012, respectively, for which a servicing right has been capitalized.

In third quarter 2013, FHN agreed to sell its legacy mortgage servicing. Completion of the sale is contingent upon customary closing conditions and will result in de-recognition of substantially all first lien MSR.

Following is a summary of changes in capitalized MSR as of September 30, 2013 and 2012:

(Dollars in thousands)	First Liens	Second Liens	HELOC	Total
Fair value on January 1, 2012	$140,724	$231	$3,114	$144,069
Reductions due to loan payments	(18,214)	(26)	(257)	(18,497)
Reductions due to exercise of cleanup calls	(494)	—	—	(494)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	(4,503)	—	—	(4,503)
Other changes in fair value	(73)	—	35	(38)

Fair value on September 30, 2012	$117,440	$205	$2,892	$120,537

Fair value on January 1, 2013	$111,314	$196	$2,801	$114,311
Reductions due to loan payments	(16,980)	(75)	(342)	(17,397)
Reductions due to exercise of cleanup calls	(495)	—	—	(495)
Changes in fair value due to:
Changes in valuation model inputs or assumptions	20,267	—	—	20,267
Other changes in fair value	(89)	45	44	—

Fair value on September 30, 2013	$114,017	$166	$2,503	$116,686

Servicing, late, and other ancillary fees recognized within mortgage banking income were $10.9 million and $13.8 million for the three months ended September 30, 2013 and 2012, respectively, and $35.3 million and $46.0 million for the nine months ended September 30, 2013 and 2012, respectively. FHN services a portfolio of mortgage loans related to transfers by other parties utilizing securitization trusts. The servicing assets represent FHN’s sole interest in these transactions. The total MSR recognized by FHN related to these transactions was $1.4 million and $1.7 million at September 30, 2013 and 2012, respectively. The aggregate principal balance serviced by FHN for these transactions was $.2 billion at September 30, 2013 and $.4 billion at September 30, 2012. FHN has no obligation to provide financial support and has not provided any form of support to the related trusts. The MSR recognized by FHN has been included in the first lien mortgage loans column within the rollforward of MSR.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. On September 30, 2013 and 2012, FHN had $11.7 million and $11.6 million, respectively, of MSR related to these transactions. These MSR are included within the first liens mortgage loans column within the rollforward of MSR. The proceeds from these transfers have been recognized within Other short-term borrowings in the Consolidated Condensed Statements of Condition.

Note 6 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2011	$133,659	$26,243
Amortization expense	—	(2,931)
Additions	583	367

September 30, 2012	$134,242	$23,679

December 31, 2012	$134,242	$22,700
Amortization expense	—	(2,784)
Additions	6,237	2,300

September 30, 2013	$140,479	$22,216

(a)	Represents customer lists, acquired contracts, premium on purchased deposits, and covenants not to compete.

In accordance with applicable accounting guidance all measurement period adjustments related to acquisitions are presented in the quarter of purchase with revision of previously reported amounts.

The gross carrying amount of other intangible assets subject to amortization is $60.1 million on September 30, 2013, net of $37.9 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $1.0 million for the remainder of 2013, and $3.8 million, $3.6 million, $3.4 million, $3.2 million, and $3.1 million for the twelve-month periods of 2014, 2015, 2016, 2017, and 2018, respectively.

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through September 30, 2013. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non-Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$97,421	$333,654
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2011	$—	$36,238	$97,421	$133,659

Additions	—	—	583	583
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2012	—	—	583	583

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

September 30, 2012	$—	$36,238	$98,004	$134,242

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2012	$—	$36,238	$98,004	$134,242

Additions	—	6,237	—	6,237
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2013	—	6,237	—	6,237

Gross goodwill	$199,995	$42,475	$98,004	$340,474
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

September 30, 2013	$—	$42,475	$98,004	$140,479

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
All other income and commissions:
Bankcard income	$5,303	$5,298	$15,484	$16,618
Other service charges	3,707	3,263	10,296	9,768
Bank-owned life insurance	3,560	4,293	12,978	13,724
ATM interchange fees	2,680	2,579	7,691	7,804
Deferred compensation (a)	2,160	1,966	3,475	4,065
Electronic banking fees	1,607	1,589	4,754	4,927
Letter of credit fees	1,171	1,072	3,866	3,966
Other	3,996	6,280	11,230	16,535

Total	$24,184	$26,340	$69,774	$77,407

All other expense:
Advertising and public relations	$5,486	$4,121	$13,554	$11,524
Other insurance and taxes	3,215	1,327	9,337	7,656
Tax credit investments	3,079	5,635	9,040	14,457
Travel and entertainment	2,400	2,009	6,620	6,308
Employee training and dues	1,244	1,032	3,727	3,354
Customer relations	1,204	1,027	3,737	3,230
Supplies	950	881	2,710	2,731
Bank examinations costs	819	816	2,476	2,415
Loan insurance expense	490	578	1,533	1,803
Federal service fees	276	323	840	972
Litigation and regulatory matters	229	6,760	6,299	29,013
Other	7,376	5,478	18,926	25,108

Total	$26,768	$29,987	$78,799	$108,571

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three and nine months ended September 30, 2013 :

(Dollars in thousands, unless otherwise noted)	Unrealized Gain/(Loss) On Securities Available-For- Sale	Pension and Post Retirement Plans	Total
Balance as of July 1, 2013	$9,439	$(198,104)	$(188,665)
Other comprehensive income before reclassifications, Net of tax expense of $1.1 million for unrealized gain/(loss) on securities available-for-sale	1,714	—	1,714
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $6.6 million for pension and post retirement plans	—	10,560	10,560

Net current period other comprehensive income, Net of tax expense of $1.1 million and $6.6 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	1,714	10,560	12,274

Balance as of September 30, 2013	$11,153	$(187,544)	$(176,391)

Balance as of January 1, 2013	$55,250	$(201,593)	$(146,343)
Other comprehensive income before reclassifications, Net of tax benefit of $27.6 million and tax expense $.1 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(44,097)	169	(43,928)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $8.7 million for pension and post retirement plans	—	13,880	13,880

Net current period other comprehensive income, Net of tax benefit of $27.6 million and tax expense of $8.8 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(44,097)	14,049	(30,048)

Balance as of September 30, 2013	$11,153	$(187,544)	$(176,391)

Note 9 – Earnings Per Share

The following tables provide a reconciliation of the numerators used in calculating earnings/(loss) per share attributable to common shareholders:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Income/(loss) from continuing operations	$(103,149)	$28,574	$(13,375)	$(60,037)
Income/(loss) from discontinued operations, net of tax	123	108	554	160

Net income/(loss)	(103,026)	28,682	(12,821)	(59,877)
Net income attributable to noncontrolling interest	2,875	2,875	8,531	8,563

Net income/(loss) attributable to controlling interest	(105,901)	25,807	(21,352)	(68,440)
Preferred stock dividends	1,550	—	4,288	—

Net income/(loss) available to common shareholders	$(107,451)	$25,807	$(25,640)	$(68,440)

Income/(loss) from continuing operations	$(103,149)	$28,574	$(13,375)	$(60,037)
Net income attributable to noncontrolling interest	2,875	2,875	8,531	8,563
Preferred stock dividends	1,550	—	4,288	—

Net income/(loss) from continuing operations available to common shareholders	$(107,574)	$25,699	$(26,194)	$(68,600)

The component of Income/(loss) from continuing operations attributable to FHN as the controlling interest holder was $(106.0) million and $25.7 million during the three months ended September 30, 2013 and 2012, respectively, and $(21.9) million and $(68.6) million during the nine months ended September 30, 2013 and 2012, respectively.

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Shares in thousands)	2013	2012	2013	2012
Weighted average common shares outstanding—basic	236,895	246,628	238,990	249,742
Effect of dilutive securities	—	1,678	—	—

Weighted average common shares outstanding—diluted	236,895	248,306	238,990	249,742

The following tables provide a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Earnings/(loss) per common share:
Income/(loss) per share from continuing operations available to common shareholders	$(0.45)	$0.10	$(0.11)	$(0.27)
Income/(loss) per share from discontinued operations, net of tax	—	—	—	—

Net income/(loss) per share available to common shareholders	$(0.45)	$0.10	$(0.11)	$(0.27)

Diluted earnings/(loss) per common share:
Diluted income/(loss) per share from continuing operations available to common shareholders	$(0.45)	$0.10	$(0.11)	$(0.27)
Diluted income/(loss) per share from discontinued operations, net of tax	—	—	—	—

Diluted income/(loss) per share available to common shareholders	$(0.45)	$0.10	$(0.11)	$(0.27)

For the three and nine months ended September 30, 2013, and nine months ended September 30, 2012, all potential common shares were antidilutive due to the net loss attributable to common shareholders for these periods. For the three months ended September 30, 2012, the dilutive effect for all potential common shares was 1.7 million. 9.4 million and 10.0 million stock options, with weighted average exercise prices of $19.55 and $21.27 per share for the three months ended September 30, 2013 and 2012, respectively, were excluded from diluted shares because including such shares would be antidilutive. 9.8 million and 10.4 million stock options, with weighted average exercise prices of $20.00 and $21.94 per share for the nine months ended September 30, 2013 and 2012, respectively, were also excluded from diluted shares. Other equity awards of 2.8 million for the three months ended September 30, 2013, were excluded from diluted shares while other equity awards of 3.0 million and 3.5 million for the nine months ended September 30, 2013 and 2012, respectively, were excluded from diluted shares because including such shares would have been antidilutive.

Note 10 – Contingencies and Other Disclosures

Contingencies

General

Contingent liabilities arise in the ordinary course of business. Often they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators and from other government authorities concerning various matters relating to FHN’s current or former lines of business. Certain matters of that sort are pending at this time, and FHN is cooperating with the authorities involved. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions are possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes loss contingency liabilities for litigation matters when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. A liability generally is not established when a loss contingency either is not probable or its amount is not reasonably estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.

In addition, disclosure of a range of reasonably possible loss associated with contingent liabilities, as prescribed by applicable financial accounting guidance, is provided as to those matters where there is more than a remote chance of an estimable, material loss outcome for FHN in excess of currently established loss liabilities. Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to such threatened or pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.

Litigation—Gain Contingency

The Chapter 11 Liquidation Trustee (the “Trustee”) of Sentinel Management Group, Inc. (“Sentinel”) filed complaints against two subsidiaries, First Tennessee Bank National Association (“FTBNA”) and FTN Financial Securities Corp. (“FTN”), and two former FTN employees. The Trustee’s claims related to Sentinel’s purchases of Preferred Term Securities Limited (“PreTSL”) products and other securities from FTN and/or the FTN Financial Capital Markets division of FTBNA from March 2005 to August 2007. In July 2011, the parties reached an agreement to settle the dispute. Under the terms of the settlement the Trustee received a total of $38.5 million. After considering the terms of the settlement, FHN recognized a pre-tax expense of $36.7 million during second quarter 2011 related to the settlement. FHN believes that certain insurance policies provide coverage for these losses and related litigation costs, subject to policy limits and applicable deductibles. The insurers have denied coverage. FHN has brought suit against the insurers to enforce the policies under Tennessee law. The case is in U.S. District Court for the Western District of Tennessee styled as First Horizon National Corporation, et al. v. Certain Underwriters at Lloyd’s Syndicate Nos. 2987, et al., No. 2:11-cv-02608. In connection with this matter the previously recognized expense may be recouped in whole or in part. As to this matter, under applicable financial accounting guidance, FHN has determined that although material gain is not probable there is more than a slight chance of a material gain outcome for FHN. FHN cannot estimate the amount of possible gain that might result from this matter because of general uncertainties associated with unresolved legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; and the incomplete status of the discovery process.

Litigation—Loss Contingencies

Set forth below are discussions of certain pending or threatened litigation matters. These material loss contingency matters generally fall into the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is unable to determine an amount of material loss liability; or (iii) FHN has determined that material loss is not probable but is “reasonably possible” (as defined in applicable accounting guidance, there is more than a remote chance of a material loss outcome for FHN). In all litigation matters discussed, except as indicated, FHN has estimated a range of reasonably possible loss outcomes in excess of any currently established loss liabilities. In all litigation matters discussed, unless settled or resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2013, the aggregate amount of liabilities established for the litigation loss contingency matters discussed below was $21.1 million. Only one pending matter discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below, the FHFA case, is among those matters for which a liability has been established. The liabilities discussed in this paragraph are separate from those discussed under the heading “Established Repurchase Liability” below.

Note 10 – Contingencies and Other Disclosures (Continued)

In each potential loss contingency litigation matter discussed below, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2013, FHN estimates that, for those litigation loss contingency matters discussed below as to which reasonably possible loss is estimable, reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $242 million. Of those matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters,” only the FHFA, Charles Schwab, Western & Southern, and FDIC (NY) suits are included in that range.

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

RPL-Included First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss. Those estimable matters are the FHFA, Charles Schwab, Western & Southern, and FDIC (NY) cases. The estimates for those matters are included in the range of reasonably possible loss discussed above. The estimates are subject to significant uncertainties regarding: the dollar amount claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the outcome of potentially dispositive early stage motions such as motions to dismiss; the availability of significantly dispositive defenses such as statutes of limitations or repose; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; the incomplete status of the discovery process; and the lack of precedent claims.

Matters Not Included in Reasonably Possible Loss Range

RPL-Excluded First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss as mentioned in the preceding paragraph, and for others FHN has not. Those matters which currently are not estimable are the FDIC (AL) case and the FHLB of San Francisco, Metropolitan Life, Royal Park, and certain indemnity cases. FHN is unable to estimate a range of reasonably possible loss due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase for those claims seeking asset repurchase; the non-started or incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims.

Inquiry Regarding FHA-Insured Loans. Since second quarter 2012 FHN has been cooperating with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain FHA-insured loans. During second quarter 2013 DOJ and HUD provided FHN with preliminary findings of the investigation, which has focused on a small sample of loans and remains incomplete. No demand or claim has been made of FHN, and FHN is conducting its own analysis of the sample. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter. FHN has established no liability for this matter and is not able to estimate a range of reasonably possible loss due to significant uncertainties regarding: the absence of any specific demand or claim; the potential remedies, including any amount of enhanced damages, that might be available or awarded; the availability of significantly dispositive defenses; FHN’s lack of information that would enable FHN to assess performance concerning its FHA-insured originations, many of which FHN does not service; and the small number of precedent claims and resolutions combined with a lack of underlying data connected with those resolutions.

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

Note 10 – Contingencies and Other Disclosures (Continued)

Branch Sale Litigation Matter. Manufacturers & Traders Trust Company (“M&T”) has pursued an arbitration claim against FTBNA arising out of FTBNA’s sale of certain branch assets to M&T in 2007. M&T claimed that FTBNA violated its obligations to repurchase home equity lines of credit (“HELOCs”) that it sold to M&T as part of the asset sale agreement. M&T alleged that the loans either are not in conformity with FTBNA’s representations about them or are insured and sold due to mutual mistake or both. As a result of rulings to date the unresolved aspects of the claim have narrowed for certain non-core issues. FHN estimates that future reasonably possible loss related to this matter should fall within the currently established liability for this matter, which is included in the total mentioned above.

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

In some of the pending suits underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased senior certificates in FH proprietary securitizations. FHN has not been named a defendant in these suits, which FHN is defending indirectly as indemnitor. The plaintiffs and venues of these other suits are: (6) FHLB of San Francisco, in the Superior Court of San Francisco County, California (Case No. CGC-10-497840); (7) Metropolitan Life Insurance Co., in the Supreme Court of New York County, New York (No. 651360-2012); and (8) Royal Park Invs. SA/NV, in the Supreme Court of New York County, New York (No. 652607-2012).

Details concerning the original purchase amounts and ending balances of the investments at issue in these pending suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. Information about the performance of the FH proprietary securitizations related to these suits is available in monthly reports published by the trustee for the securitization trusts. FHN believes that certain plaintiffs did not purchase the entire certificate in the securitizations in which they invested. Reporting by the trustee is at a certificate level and, as a result, ending certificate balances in the following table were adjusted to reflect FHN’s estimate of the ending balance of each partial certificate purchased by these plaintiffs. Plaintiffs in the pending lawsuits claim to have purchased a total of $1.1 billion of certificates and the purchase price of the certificates subject to the indemnification requests total $331.4 million. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in most cases the securitization provided for sub-classifications within the Senior or Junior groups.

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
Original Purchase Price:
2005(a)	$843,868	$—	$30,000	$—
2006(a)	307,926	—	—	9,793
2007	204,061	—	50,000	7,084

Total	$1,355,855	$—	$80,000	$16,877

Ending Balance per the September 25, 2013, trust statements:
2005	$309,678	$—	$10,922	$—
2006	108,102	—	—	2,841
2007	100,659	—	16,697	—

Total	$518,439	$—	$27,619	$2,841

(a)	The amounts shown in the table which are the subject of the FHFA litigation includes $230,020 of the Senior Alt-A loans from 2006 and $643,751 of the Senior Alt-A loans from 2005.

Note 10 – Contingencies and Other Disclosures (Continued)

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

The ending certificate balance of the investments which are the subject of the FHFA lawsuit was $316.4 million as reported on the September 25, 2013, trust statements, with approximately 90 percent of the remaining balances performing. Cumulative losses on the FHFA investments which are the subject of the lawsuit, as reported on the trust statements, represent approximately 7 percent of the original principal amount underlying the certificates purchased. The total ending certificate balance of the investments which are the subject of the remaining lawsuits was $232.5 million as reported on the September 25, 2013, trust statements, with approximately 80 percent of the remaining balances performing. Cumulative losses on the investments which are the subject of the remaining lawsuits, as reported on the trust statements, represent approximately 7 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses may not take into account all outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; reimbursement of those advances to the servicer may increase cumulative losses. Losses often are reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

As discussed under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or other parties to transactions seeking indemnity. At September 30, 2013, except for the FHFA case, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

Contract Claim Settlement Process—Mortgage Repurchase Pipeline

For several years FHN has received claims from government sponsored enterprises (“GSEs”), other government agencies, mortgage insurers, and others that FHN breached certain representations and warranties made in connection with whole-loan sales prior to September 2008. Generally such claims request or otherwise demand that FHN repurchase the loans or otherwise make the purchaser whole. FHN analyzes these claims using a pipeline approach. FHN reviews each claim in the pipeline and either offers to satisfy the claim or rejects the claim by asking the claimant to rescind it. FHN has established a material loss liability for probable incurred losses related to repurchase obligations for breaches of selling representations and warranties. Estimation for losses associated with repurchase obligations includes both trends observed in the pipeline, and additional information that encompasses a broader population of loans. See the discussion under “Estimated Repurchase Liability.” As of September 30, 2013, none of these claims had become active litigation. These matters and the associated reserving methodologies are discussed under “Legacy Home Loan Sales and Servicing.”

Legacy Home Loan Sales and Servicing

Overview

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs—the Federal National Mortgage Association (“Fannie Mae,” “Fannie,” or “FNMA”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” “Freddie,” or “FHLMC”). Federally insured or guaranteed whole-loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae,” “Ginnie,” or “GNMA”). Collectively, Fannie Mae, Freddie Mac, and Ginnie Mae are referred to as the “Agencies.” Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet criteria for whole-loan sales to the GSEs, or insurance through Ginnie Mae, were sold to investors, or certificate-holders, predominantly through proprietary securitizations but also, to a lesser extent, through whole-loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole-loan sales to private purchasers and, to a lesser extent, through proprietary securitizations.

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. While substantially all of the losses for repurchase obligations related to sales to GSEs have been from vintages originated during 2005 through 2008, the definitive resolution agreement (“DRA”) discussed below also includes originations from 2000 through 2004. In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in First Horizon branded proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the First Horizon (“FH”) brand.

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

Loans Sold With Full or Limited Recourse

Although not a substantial part of FHN’s former business, FHN sold certain Agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance (“MI”), the Federal Housing Administration (“FHA”) insurance, or the Veteran’s Administration (“VA”) guaranty. On September 30, 2013 and 2012, the current UPB of single-family residential loans that were sold on a full recourse basis with servicing retained was $30.0 million and $37.8 million, respectively.

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

Generally these loans were sold without recourse for credit loss. However, if it is determined that the loans sold were in breach of representations or warranties required by the Agency and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the UPB or make the purchaser whole for the economic loss incurred by the purchaser of such loan. Such representations and warranties required by the Agencies typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to the GSEs. Since the mortgage platform sale in 2008 through September 30, 2013, Agencies have accounted for the vast majority of repurchase/make-whole claims received.

Note 10 – Contingencies and Other Disclosures (Continued)

GSE Settlement Efforts

In the fourth quarter of 2013 FHN entered into a DRA with Fannie Mae resolving certain legacy selling representation and warranty repurchase obligations associated with loans originated from 2000 to 2008 excluding certain loans FHN no longer services. Under the DRA, FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of Fannie Mae’s Charter Act) and FHN continues to have obligations related to mortgage insurance rescissions, cancellations and denials. With respect to covered loans where there has been a prior bulk sale of servicing, FHN is not responsible for mortgage insurance cancellations and denials to the extent attributable to the acts of the current servicer.

FHN currently has no agreement in principle or definitive resolution with Freddie Mac. In addition, FHN continues to have limited visibility into the performance of many loans sold to Freddie Mac. Freddie Mac has not yet provided the type of information which Fannie Mae provided leading up to the DRA.

The repurchase liability FHN has recorded as of September 30, 2013 contemplates, among other things, the DRA, estimates of FHN’s repurchase exposure related to loans excluded from the DRA, and estimates of FHN’s repurchase exposure related to loans sold to Freddie Mac based on the information obtained from Fannie Mae. See “Established Repurchase Liability” below for additional information.

First Horizon Branded Proprietary Mortgage Securitizations

From 2005 through 2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the FH brand. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. Through third quarter 2013, FHN continues to service substantially all of the remaining loans sold through FH proprietary securitizations. As of September 30, 2013, the remaining UPB in active FH proprietary securitizations from 2005 through 2007 was $7.4 billion consisting of $5.0 billion Alt-A mortgage loans and $2.4 billion Jumbo mortgage loans. Representations and warranties were made to the securitization trustee for the benefit of investors. As such, FHN has exposure to the trustee for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure to investors for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of September 30, 2013, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitizations based on breaches of representations and warranties.

Unlike loans sold to GSEs, contractual representations and warranties for FH proprietary first lien securitizations do not include specific representations regarding the absence of other-party fraud or negligence in the underwriting or origination of the mortgage loans. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate repurchase of a mortgage loan if FHN breached certain representations and warranties made at the time the securitization closed and such breach materially and adversely affects the interests of the investors in such mortgage loan. The securitization documents do not require the trustee to make an investigation into the facts or matters stated in any investor request or notice unless requested in writing to do so by the holders of certificates evidencing not less than 25 percent of the voting rights allocated to each class of certificates. The certificate holders also may be required to indemnify the trustee for its costs related to investigations made in connection with repurchase actions. FHN has no knowledge of any investor requests to the trustee of an FH proprietary securitization to investigate mortgage loans for possible breach of representations and warranties. GSEs were among the purchasers of certificates in FH proprietary securitizations. As such, they are entitled to the benefits of the same representations and warranties as other investors. However, the GSEs, acting through their conservator under federal law, are permitted to undertake, independently of other investors, reviews of FHN’s mortgage loan origination and servicing files. Such reviews are commenced using a subpoena process. If, because of such reviews, the GSEs determine there has been a breach of a representation or warranty that has had a material and adverse effect on the interests of the investors in any mortgage loan, the GSEs may attempt to persuade or compel enforcement of a repurchase obligation against FHN by the securitization trustee. Certain other government entities have asserted a similar right of review not generally available to other investors. As discussed in more detail below, FHN has received several such subpoenas.

In addition, the FH proprietary securitization trustee generally may initiate a loan review, without prior official action by investors, for the purpose of determining compliance with applicable representations and warranties with respect to any or all of the active FH proprietary securitizations. If non-compliance is discovered, the trustee may seek repurchase or other relief. At September 30, 2013, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN. Accordingly, FHN is not able to estimate any liability for this risk. FHN similarly is not able to estimate a range of reasonably possible losses associated with this risk, and no such amounts are included in the aggregate range discussed above. Those inabilities are due to significant

Note 10 – Contingencies and Other Disclosures (Continued)

uncertainties regarding: the absence of claims made; the nature and outcome of any claims process or related settlement discussions if pursued; the outcome of litigation if litigation is pursued; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; and the lack of precedent claims.

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

Monoline insurance was a form of credit enhancement provided to a securitization by an insurer not affiliated with FHN. Subject to the terms and conditions of the policy, the insurer guaranteed payments of accrued interest and principal due to the investors. None of the FH proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. In certain limited situations, insurance was provided for a specific senior retail class of holders within an individual securitization. The only insured certificate more recent than 2004 is from 2005 and covered $25.0 million of original certificate balance. The trustee statement dated September 25, 2013, reported to FHN that the remaining outstanding certificate balance for the class was $23.5 million. FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level class.

Other First Horizon Branded Proprietary Securitizations

FHN originated and sold home equity lines and second lien loans through certain FH proprietary securitization trusts, most of which related to HELOC loans. As of September 30, 2013, only three of those securitizations, all HELOC, remain active; the rest have been retired as a result of clean-up calls exercised by FHN. Each remaining trust issued notes backed by these loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. The Trustee statements dated September 25, 2013, reported that the cumulative original and current outstanding note balances of the FH proprietary HELOC securitizations were $961.8 million and $311.8 million, respectively.

The loans in the FH HELOC securitization trusts are included on FHN’s balance sheet in accordance with GAAP either as consolidated variable interest entities (“VIEs”) or because the securitization did not qualify for sale treatment under GAAP. These loans and the associated credit risk are reflected in FHN’s consolidated financial statements.

The asset-backed notes issued in the FH proprietary HELOC securitizations were “wrapped” by monoline insurers. FHN understands that some monoline insurers have commenced lawsuits against other originators of asset-backed securities seeking to cancel policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice from a monoline insurer of any such lawsuit. The monoline insurers also have certain contractual rights to pursue repurchase and indemnification. In response to unreimbursed insurance draws resulting from insufficient remittances to investors, three monoline insurers of certain FH proprietary HELOC securitizations have commenced reviews of these HELOC securitizations and certain underlying loan files, underwriting guidelines, and payment histories. Repurchase requests have been received; in some cases requests have been rescinded and in others repurchases have been made. Because the underlying loans and their associated loss content are recorded on FHN’s balance sheet, FHN reviews the portfolio each quarter for inherent loss and has established reserves for loss content. For that reason, FHN does not include these requests in the repurchase pipeline reported for first lien mortgages, and FHN believes that any ultimate cash payouts related to these loans are unlikely to have any material impact upon FHN’s financial results as such payouts would be reflected as reductions to the existing balance of restricted or secured term borrowings. Additionally, advances made by monoline insurers for the benefit of security holders have been recognized within restricted or secured term borrowings in the Consolidated Condensed Statements of Condition. This recognition practice is used because the insurers have a higher priority to certain cash flows from the securitization trusts than FHN.

Note 10 – Contingencies and Other Disclosures (Continued)

Other Whole-loan Sales

FHN has sold first lien mortgages without recourse through whole-loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of September 30, 2013, 11 percent of repurchase/make-whole claims relate to private whole loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

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

The subpoenas discussed above relate to ongoing reviews which ultimately could result in claims against FHN. The original and current (as of September 25, 2013 trust statements) combined first lien certificate balances of the related FH proprietary securitizations in which the credit unions invested were $321.6 million and $113.7 million, respectively. The original and current (as of September 25, 2013 trust statements) HELOC certificate balances of the related FH proprietary HELOC securitization in which the credit unions invested was $299.8 million and $84.4 million. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of San Francisco invested are $501.1 million and $153.2 million, respectively. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of Atlanta invested are $56.1 million and $11.2 million, respectively. There are limitations as to FHN’s knowledge of the amount of FH proprietary securitizations investments that are subject to the FDIC, FHFA and FHLB of San Francisco subpoenas. Since the reviews at this time are neither repurchase claims nor litigation, the associated loans are not considered part of the repurchase pipeline.

Private Mortgage Insurance

MI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices related to GSE-owned loans are not formal repurchase requests, FHN includes these in the active repurchase request pipeline. FHN tracks and monitors MI cancellation notices received and considers the amount of loans sold to GSEs where MI coverage has ultimately been lost when assessing the overall adequacy of FHN’s repurchase liability. As of September 30, 2013 and 2012, $481.7 million and $415.2 million, respectively, of loans sold or securitized have lost MI coverage.

Established Repurchase Liability

In fourth quarter, FHN entered into a DRA, discussed above in “GSE Settlement Efforts,” to resolve certain selling representation and warranty repurchase obligations with Fannie Mae. During these discussions, FHN received additional information

Note 10 – Contingencies and Other Disclosures (Continued)

which was used to estimate repurchase liability levels at quarter-end. That information encompassed a broader population of loans including older vintages and expanded selection criteria from the remaining loan populations. The new information added the origination vintages of 2000 through 2004, expanded the scope of selections, and included estimates for losses from loans in early stage delinquency, modifications, and loans determined to have a higher probability of default. FHN used the new information to estimate losses related to potential repurchase obligations not included in the DRA with Fannie Mae including future MI rescissions, prior bulk servicing sales where FHN is no longer the directly responsible party but still has repurchase obligations, repurchase obligations for loan sales to Freddie Mac, and obligations related to other loan sales. Additionally, FHN continues to monitor claims included in the active pipeline, historical repurchase rates, and loss severities.

Based on currently available information and experience to date, FHN has evaluated its exposure under these obligations and accordingly had reserved for losses of $295.2 million and $293.5 million as of September 30, 2013 and 2012, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

FHN services a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $15 billion as of September 30, 2013. A substantial portion of the first lien portfolio is serviced through a subservicer. FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the still-owned portion of FHN’s mortgage servicing portfolio was outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In third quarter 2013 FHN agreed to sell a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing is expected to be transferred to the buyer during the next few months. The servicing retained by FHN continues to be subserviced by the 2011 subservicer under a subservicing agreement amended and extended through 2014.

The first lien portfolio is held primarily by private security holders and GSEs, with less significant portions held by other private investors. In connection with its servicing activities, FHN collects and remits the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require FHN, as servicer, to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool; and (3) the servicer may be required to advance escrow and other payments. In the event advances are ultimately made by FHN to satisfy these servicing obligations, these servicing advances are recoverable from: (a) the liquidation proceeds of the property securing the loan, in the case of private securitizations; (b) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans; and (c) in certain circumstances, mortgage payment pool funds. As of September 30, 2013 and 2012, FHN has recognized servicing advances of $289.1 million and $300.6 million, respectively. Servicing advances are included in Other assets on the Consolidated Condensed Statements of Condition.

FHN is subject to losses in its loan servicing portfolio due to loan foreclosures. Foreclosure exposure arises from certain government agency agreements, as well as agreements with MI insurers, which limit the agency’s repayment guarantees on foreclosed loans and allow compensatory fees and penalties and curtailments of claims for violations of agreements or insurance policies, resulting in losses to the servicer. Foreclosure exposure also includes real estate costs, marketing costs, and costs to maintain properties, especially during protracted resale periods in geographic areas of the country negatively impacted by declining home values.

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

In 2011 regulators entered into consent decrees with several institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer was subject to a consent decree and its parent company agreed to pay related monetary sanctions, among other things. In 2012 the 2008 subservicer, along with certain others, entered into a settlement agreement with the OCC which replaced the consent decree. The new

Note 10 – Contingencies and Other Disclosures (Continued)

settlement requires remediation for all borrowers with “in-process” foreclosures dating from 2009 or 2010 and certain other foreclosure-avoidance assistance from parties to the settlement. The OCC through a consultant operated the remediation process in 2013 by mailing checks, which was substantially completed in August 2013, from the settlement pool to eligible borrowers in amounts determined by the OCC. The remediation process should be completed during 2013.

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

Other Disclosures—Visa Matters

FHN is a member of the Visa USA network. In October 2007, the Visa organization of affiliated entities completed a series of global restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa Inc. (“Visa”). Upon completion of the reorganization, the members of the Visa USA network remained contingently liable for certain Visa litigation matters (the “Covered Litigation”). Based on its proportionate membership share of Visa USA, FHN recognized a contingent liability in fourth quarter 2007 related to this contingent obligation. In March 2008, Visa completed its initial public offering (“IPO”) and funded an escrow account from its IPO proceeds to be used to make payments related to the Visa litigation matters. FHN received approximately 2.4 million Class B shares in conjunction with Visa’s IPO.

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

In July 2012, Visa and MasterCard announced a joint settlement related to the Payment Card Interchange matter (the “Settlement”). The Settlement is subject to judicial approval. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. As a result of the Settlement, Visa funded an additional $150 million into the escrow account in July 2012, and as a result FHN made a payment to the counterparty of $.8 million. As of September 30, 2013, the conversion ratio is 42 percent, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable.

As of September 30, 2013 and 2012, the derivative liabilities were $2.7 million and $2.3 million, respectively.

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. A fairness hearing regarding the Settlement was held on September 12, 2013, but no decision has been rendered. Accordingly, the outcome and timing of decisions from this hearing remain uncertain. Additionally, other Covered Litigation matters are also pending judicial resolution, including new matters filed by class members who opted-out of the Settlement. In the event that the Settlement is not approved and/or if resolution is pending for any Covered Litigation matter, FHN’s ability to transfer its Visa holdings would continue to be restricted.

Note 10 – Contingencies and Other Disclosures (Continued)

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

Employer Non-Elective Contribution (“ENEC”) Program. The ENEC program is a feature of the FHN savings plan. Prior to 2013 it was provided only to employees not eligible for the pension plan. After 2012 it is available only to employees not participating in a regular bonus plan. With the ENEC program, FHN generally makes contributions to eligible employees’ savings plan accounts based upon company performance. Contribution amounts are a percentage of each employee’s base salary (as defined in the savings plan) earned the prior year. FHN contributed $1.5 million for the plan in 2012 related to the 2011 plan year, and FHN contributed $1.7 million for the plan in 2013 related to the 2012 plan year. All contributions made to eligible employees’ savings plan accounts in relation to the ENEC program are invested in company stock. With the increased match in the savings plan, FHN does not anticipate making contributions under the ENEC related to the 2013 plan year.

Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance to retirement-eligible employees. The postretirement medical plan is contributory with retiree contributions adjusted annually and is based on criteria that are a combination of the employee’s age and years of service. For any employee retiring on or after January 1, 1995, FHN contributes a fixed amount based on years of service and age at the time of retirement. FHN’s postretirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care that provide a benefit that is actuarially equivalent to Medicare Part D. FHN currently anticipates receiving a prescription drug subsidy under the Act through 2013. In third quarter 2013, FHN notified participants of revisions to the employee medical plan effective January 1, 2014, the effects of which are being prospectively amortized beginning in third quarter 2013.

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$(77)	$2,453	$114	$102
Interest cost	8,097	8,191	505	612
Expected return on plan assets	(8,756)	(9,967)	(199)	(225)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	184
Prior service cost/(credit)	89	100	(25)	(3)
Actuarial (gain)/loss	2,585	9,351	(106)	(60)

Net periodic benefit cost	1,938	10,128	289	610

ASC 715 settlement expense	—	1,231	—	—

Total periodic benefit costs	$1,938	$11,359	$289	$610

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$47	$11,156	$382	$350
Interest cost	24,271	24,780	1,601	1,724
Expected return on plan assets	(26,210)	(29,860)	(593)	(686)
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	552
Prior service cost/(credit)	265	299	(9)	(7)
Actuarial (gain)/loss	7,374	26,999	(72)	(366)

Net periodic benefit cost	5,747	33,374	1,309	1,567

ASC 715 settlement expense	370	1,231	—	—

Total periodic benefit costs	$6,117	$34,605	$1,309	$1,567

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Consolidated
Net interest income	$158,838	$173,465	$480,239	$518,069
Provision for loan losses	10,000	40,000	40,000	63,000
Noninterest income	150,475	163,538	449,534	524,886
Noninterest expense	433,556	263,169	901,504	1,112,340

Income/(loss) before income taxes	(134,243)	33,834	(11,731)	(132,385)
Provision/(benefit) for income taxes	(31,094)	5,260	1,644	(72,348)

Income/(loss) from continuing operations	(103,149)	28,574	(13,375)	(60,037)
Income/(loss) from discontinued operations, net of tax	123	108	554	160

Net income/(loss)	$(103,026)	$28,682	$(12,821)	$(59,877)

Average assets	$24,192,606	$25,089,754	$24,619,958	$25,101,544

Note 12 – Business Segment Information (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Regional Banking
Net interest income	$148,511	$151,136	$441,903	$447,248
Provision/(provision credit) for loan losses	5,159	2,927	15,875	329
Noninterest income	63,884	64,235	184,928	189,324
Noninterest expense	131,438	141,576	390,723	425,480

Income/(loss) before income taxes	75,798	70,868	220,233	210,763
Provision/(benefit) for income taxes	27,359	25,727	79,510	76,509

Net income/(loss)	$48,439	$45,141	$140,723	$134,254

Average assets	$12,922,737	$12,935,133	$12,939,436	$12,509,334

Capital Markets
Net interest income	$3,756	$4,753	$11,687	$16,041
Noninterest income	64,115	80,817	208,926	262,560
Noninterest expense	58,036	64,602	179,631	205,844

Income/(loss) before income taxes	9,835	20,968	40,982	72,757
Provision/(benefit) for income taxes	3,703	7,899	15,432	27,540

Net income/(loss)	$6,132	$13,069	$25,550	$45,217

Average assets	$2,116,415	$2,232,047	$2,342,728	$2,322,656

Corporate
Net interest income/(expense)	$(10,333)	$(6,096)	$(28,917)	$(17,820)
Noninterest income	6,558	7,904	18,224	20,991
Noninterest expense	21,584	21,538	56,239	63,058

Income/(loss) before income taxes	(25,359)	(19,730)	(66,932)	(59,887)
Provision/(benefit) for income taxes	(16,024)	(13,632)	(42,743)	(39,332)

Net income/(loss)	$(9,335)	$(6,098)	$(24,189)	$(20,555)

Average assets	$5,166,039	$5,149,235	$5,162,727	$5,289,352

Non-Strategic
Net interest income	$16,904	$23,672	$55,566	$72,600
Provision for loan losses	4,841	37,073	24,125	62,671
Noninterest income	15,918	10,582	37,456	52,011
Noninterest expense	222,498	35,453	274,911	417,958

Income/(loss) before income taxes	(194,517)	(38,272)	(206,014)	(356,018)
Provision/(benefit) for income taxes	(46,132)	(14,734)	(50,555)	(137,065)

Income/(loss) from continuing operations	(148,385)	(23,538)	(155,459)	(218,953)
Income/(loss) from discontinued operations, net of tax	123	108	554	160

Net income/(loss)	$(148,262)	$(23,430)	$(154,905)	$(218,793)

Average assets	$3,987,415	$4,773,339	$4,175,067	$4,980,202

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Loan Sales and Securitizations

Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. FHN no longer retains financial interests in loans it transfers to third parties. During the three and nine months ended September 30, 2013 and 2012, loan sale activity was not material.

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

In certain cases, FHN continues to service and receive servicing fees related to the transferred loans. During third quarter 2013 and 2012, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest. In third quarters 2013 and 2012, FHN received annual servicing fees approximating .50 percent of the outstanding balance of underlying loans for HELOC and home equity loans transferred. MSR related to loans transferred and serviced by FHN, as well as MSR related to loans serviced by FHN and transferred by others, are discussed further in Note 5—Mortgage Servicing Rights.

The sensitivity of the fair value of all retained or purchased MSR to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2013 and 2012, are as follows:

	September 30, 2013			September 30, 2012
(Dollars in thousands except for annual cost to service)	First Liens	Second Liens	HELOC	First Liens	Second Liens	HELOC
Fair value of retained interests	$114,017	$166	$2,503	$117,440	$205	$2,892
Weighted average life (in years)	4.4	3.5	3.4	4.0	2.9	2.9
Annual prepayment rate	18.7%	31.4%	31.7%	21.2%	26.0%	26.7%
Impact on fair value of 10% adverse change	$(5,572)	$(10)	$(130)	$(6,261)	$(13)	$(355)
Impact on fair value of 20% adverse change	(10,637)	(20)	(250)	(11,953)	(25)	(683)
Annual discount rate on servicing cash flows	8.4%	14.0%	18.0%	11.8%	14.0%	18.0%
Impact on fair value of 10% adverse change	$(2,675)	$(4)	$(76)	$(3,253)	$(6)	$(191)
Impact on fair value of 20% adverse change	(5,221)	(9)	(148)	(6,314)	(11)	(370)
Annual cost to service (per loan) (a)	$119	$50	$50	$116	$50	$50
Impact on fair value of 10% adverse change	(2,684)	(4)	(39)	(2,822)	(5)	(96)
Impact on fair value of 20% adverse change	(5,352)	(8)	(78)	(5,625)	(9)	(193)
Annual earnings on escrow	1.4%	—	—	1.4%	—	—
Impact on fair value of 10% adverse change	$(1,152)	—	—	$(631)	—	—
Impact on fair value of 20% adverse change	(2,304)	—	—	(1,263)	—	—

(a)	Amounts represent market participant based assumptions.

The sensitivity of the fair value of other retained interests to immediate 10 percent and 20 percent adverse changes in assumptions on September 30, 2013 and 2012, are as follows:

	September 30, 2013		September 30, 2012
(Dollars in thousands)	Excess Interest IO	Certificated PO	Excess Interest IO	Certificated PO
Fair value of retained interests	$10,618	$5,096	$13,739	$5,462
Weighted average life (in years)	4.4	1.9	3.9	1.9
Annual prepayment rate	16.8%	41.9%	19.1%	49.5%
Impact on fair value of 10% adverse change	$(476)	$(225)	$(618)	$(304)
Impact on fair value of 20% adverse change	(915)	(474)	(1,189)	(640)
Annual discount rate on residual cash flows	9.5%	NM	13.3%	NM
Impact on fair value of 10% adverse change	$(343)	NM	$(504)	NM
Impact on fair value of 20% adverse change	(660)	NM	(968)	NM

NM - Not meaningful

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

Note 13 – Loan Sales and Securitizations (Continued)

Prepayment rates and credit spreads (part of the discount rate) are significant unobservable inputs used in the fair value measurement of FHN’s MSR, principal only strips and excess interest IO. Cost to service and earnings on escrow are additional unobservable inputs included in the valuation of MSR. Increases in prepayment rates, credit spreads and costs to service in isolation would result in significantly lower fair value measurements for the associated assets. Conversely, decreases in prepayment rates, credit spreads and costs to service in isolation would result in significantly higher fair value measurements for the associated assets. An increase/(decrease) in earnings on escrow in isolation would be accompanied by an increase/(decrease) in the value of the related MSR. Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayment rates as customers are expected to refinance existing mortgages under more favorable interest rate terms. Generally, changes in discount rates directionally mirror the changes in market interest rates. In third quarter 2013, FHN agreed to sell substantially all its remaining legacy mortgage servicing. FHN used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR and excess interest, as a third-party pricing source in the valuation of these assets as of September 30, 2013.

The MSR Hedging Working Group reviews the overall assessment of the estimated fair value of MSR and excess interests weekly and is responsible for approving the critical assumptions used by management to determine the estimated fair value of FHN’s retained interests. In addition, this working group reviews the source of significant changes to the carrying values each quarter and was responsible for hedges and approving hedging strategies during periods when the MSR was hedged. Hedges were terminated upon execution of the definitive agreement to sell servicing.

FHN also engages in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery is conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there is no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviews all information obtained during price discovery to determine whether the estimated fair value of MSR is reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions in third quarters 2013 and 2012 were reasonable based on the price discovery process.

For the three and nine months ended September 30, 2013 and 2012, cash flows received and paid related to loan sales and securitizations were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from initial sales	$—	$77,297	$10,843	$178,045
Servicing fees retained (a)	11,261	14,262	36,542	47,488
Purchases of GNMA guaranteed mortgages	17,797	22,434	88,652	85,149
Purchases of previously transferred financial assets (b) (c)	41,916	191,318	266,266	333,236
Other cash flows received on retained interests	1,260	1,696	4,088	6,915

(a)	Includes servicing fees on MSR associated with loan sales and purchased MSR.
(b)	Includes repurchases of delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also includes buyouts from GSEs in order to facilitate foreclosures.
(c)	Nine months ended September 30, 2013, and three and nine months ended September 30, 2012, includes $74.7 million and $99.3 million, respectively, of cash paid related to clean-up calls exercised by FHN.

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them, the principal amount of delinquent loans, and the net credit losses during the three and nine months ended September 30, 2013 and 2012, are as follows:

	Principal Amount of Residential Real Estate Loans (a) (b) (c)		Net Credit Losses (c)
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012	2013	2012
Total loans managed or transferred	$13,016,536	$15,889,548	$47,832	$123,586	$185,443	$345,064

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Amounts represent real estate residential loans in FHN’s portfolio, held-for-sale, and loans that have been transferred in proprietary securitizations and whole loan sales in which FHN has a retained interest other than servicing rights. Also includes $4.4 billion and $6.3 billion of loans transferred to GSEs with any type of retained interest on September 30, 2013 and 2012, respectively.
(b)	On September 30, 2013 and 2012, includes $.7 billion where the principal amount is 90 days or more past due or nonaccrual. Included in these amounts are $41.9 million and $35.4 million of GNMA guaranteed mortgages on September 30, 2013 and 2012, respectively.
(c)	No delinquency or net credit loss data is provided for the loans transferred to FNMA or FHLMC because these agencies retain credit risk. See Note 10—Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs or private investors.

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

Consolidated Variable Interest Entities

FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking and consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. In situations where the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN potentially absorbing losses or receiving benefits that are significant to the trusts, FHN is considered the primary beneficiary, as it is also assumed to have the power as servicer to most significantly impact the activities of such VIEs. Consolidation of the trusts results in the recognition of the trusts’ proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of the trusts’ securities. In third quarter 2013, FHN agreed to sell the servicing related to one of these consolidated securitization trusts. Upon closing of this sale, the securitization trust will be de-consolidated and prospectively considered a non-consolidated VIE.

Included in the September 30, 2013 balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Consistent with the consolidated nature of this trust, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

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

Note 14 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$1,494	N/A	$624	N/A
Loans, net of unearned income	104,052	N/A	121,959	N/A
Less: Allowance for loan losses	3,217	N/A	4,384	N/A

Total net loans	100,835	N/A	117,575	N/A

Other assets	1,435	$63,238	1,907	$61,409

Total assets	$103,764	$63,238	$120,106	$61,409

Liabilities:
Term borrowings	$93,700	N/A	$113,342	N/A
Other liabilities	19	$49,469	16	$49,579

Total liabilities	$93,719	$49,469	$113,358	$49,579

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

New Market Tax Credit LLCs. First Tennessee New Markets Corporation (“FTNMC”), a wholly-owned subsidiary of FTBNA, makes equity investments through wholly-owned subsidiaries as a limited member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of FTNMC’s investment in a NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs as FTNMC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTNMC could absorb losses that are significant to the NMTC LLCs as it has a risk of loss for its initial capital contributions, the managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond FTNMC’s initial capital contributions.

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

In relation to certain agency securitizations, FHN purchased the servicing rights on securitized loans from the loan originator and holds other retained interests. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. As the agencies serve as Master Servicer for the securitized loans and hold rights consistent with their guarantees on the securities issued, they have the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, FHN is not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that are significant to the trusts. FHN has no contractual requirements to provide financial support to the trusts. Upon closing of the servicing sales agreed to in third quarter 2013, FHN’s interests in these securitizations will decline substantially.

On-Balance Sheet Consumer Loan Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. The nonconsolidated proprietary residential mortgage securitizations as of September 30, 2013 consist of two HELOC securitization trusts that have entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. These securitization trusts are not consolidated by FHN as it is not the Master Servicer for the securitizations. FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precludes sale accounting for the related securitization transactions. Thus, even though FHN is not the Master Servicer, the related transactions are accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s Consolidated Condensed Financial Statements.

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

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2013:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$53,123	$—	Other assets
New market tax credit LLCs (b) (c)	23,014	—	Other assets
Small issuer trust preferred holdings (d)	402,307	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	54,314	59,860	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	409,429	—	(g)
On-balance sheet consumer loan securitizations	21,084	235,874	(h)
Holdings of agency mortgage-backed securities (d)	3,398,870	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	1,545	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	73,127	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $46.1 million of current investments and $7.0 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $59.9 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $72.9 million and $31.8 million classified as MSR and $7.3 million and $8.4 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $289.1 million are classified as Other assets.
(h)	Includes $257.0 million classified as Loans, net of unearned income which are offset by $235.9 million classified as Term borrowings.
(i)	Includes $498.3 million classified as Trading securities and $2.9 billion classified as Securities available-for-sale.
(j)	Maximum loss exposure represents $70.2 million of current receivables and $2.9 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2012:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$57,030	$—	Other assets
New market tax credit LLCs (b) (c)	20,312	—	Other assets
Small issuer trust preferred holdings (d)	446,045	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	60,662	53,511	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	425,741	—	(g)
On-balance sheet consumer loan securitizations	6,654	302,633	(h)
Holdings of agency mortgage-backed securities (d)	3,462,956	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	13,221	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	95,681	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $56.5 million of current investments and $.5 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment $15.3 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $53.7 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $71.5 million and $34.4 million classified as MSR and $8.4 million and $10.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $300.6 million are classified as Other assets.
(h)	Includes $309.3 million as Loans, net of unearned income which are offset by $302.6 million classified as Term borrowings.
(i)	Includes $636.8 million classified as Trading securities and $2.8 billion classified as Securities available-for-sale.
(j)	Maximum loss exposure represents $94.3 million of current receivables and $1.4 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On September 30, 2013 and 2012, respectively, FHN had $111.7 million and $197.4 million of cash receivables and $90.1 million and $153.3 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates, mortgage loan prepayment speeds, or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Legacy Mortgage Servicing Operations

Retained Interests

FHN revalues MSR to current fair value each month with changes in fair value included in servicing income in Mortgage banking noninterest income on the Consolidated Condensed Statements of Income. In third quarter 2013, in conjunction with the agreement to sell legacy mortgage servicing, FHN removed all hedges associated with MSR and interest-only securities. FHN hedged the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSR generally will increase while the value of the hedge instruments will decline. FHN entered into interest rate contracts (potentially including swaps, swaptions, and mortgage forward purchase contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR were hedged for economic purposes.

FHN utilized derivatives as an economic hedge (potentially including swaps, swaptions, and mortgage forward purchase contracts) to protect the value of its interest-only securities that change in value inversely to the movement of interest rates. Interest-only securities are included in Trading securities on the Consolidated Condensed Statements of Condition. Changes in the fair value of these derivatives and the hedged interest-only securities are recognized currently in earnings in Mortgage banking noninterest income as a component of servicing income on the Consolidated Condensed Statements of Income.

Note 15 – Derivatives (Continued)

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities for the three and nine months ended September 30, 2013 and 2012:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$—	$—	$—	$159	$(3,047)
Interest Rate Swaps and Swaptions	$—	$—	$—	$1,305	$(4,275)
Hedged Items:
Mortgage Servicing Rights	N/A	$114,318	N/A	$9,844	$20,174
Other Retained Interests	N/A	$15,714	N/A	$1,628	$3,422

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$20,000	$542	$—	$207	$9,839
Interest Rate Swaps and Swaptions	$1,837,600	$6,693	$4,282	$4,580	$5,498
Hedged Items:
Mortgage Servicing Rights	N/A	$117,522	N/A	$(1,279)	$(379)
Other Retained Interests	N/A	$19,201	N/A	$978	$425

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $54.4 million and $74.5 million for the three months ended September 30, 2013 and 2012, respectively, and $180.9 million and $242.0 million for the nine months ended September 30, 2013 and 2012, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

The following table summarizes FHN’s derivatives associated with capital markets trading activities as of September 30, 2013 and 2012:

	September 30, 2013
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,742,060	$88,154	$6,880
Offsetting Upstream Interest Rate Contracts	1,742,060	6,880	88,154
Forwards and Futures Purchased	1,664,813	208	9,296
Forwards and Futures Sold	2,038,677	16,669	474

	September 30, 2012
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,439,306	$137,958	$923
Offsetting Upstream Interest Rate Contracts	1,439,306	923	137,958
Option Contracts Purchased	5,000	1	—
Forwards and Futures Purchased	4,361,583	1,173	10,662
Forwards and Futures Sold	4,706,866	13,147	1,762

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $554.0 million and $904.0 million on September 30, 2013 and 2012, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps was $46.1 million and $81.3 million in Derivative assets on September 30, 2013 and 2012, respectively.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet amount of this swap was $20.0 million and $29.5 million in Derivative assets as of September 30, 2013 and 2012, respectively. There was no ineffectiveness related to this hedge.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN hedges the interest rate risk of the subordinated debt totaling $200 million using pay floating, receive fixed interest rate swaps. The balance sheet amount of these swaps was $19.6 million in Derivative liabilities on September 30, 2013 and $.4 million in Derivative assets on September 30, 2012. There was no ineffectiveness related to these hedges. In April and October 2012, the counterparty called the swaps associated with the $200 million of subordinated debt. FHN discontinued hedge accounting and the cumulative basis adjustments to the associated subordinated debt are being amortized as an adjustment to interest expense over its remaining term. FHN entered into a new interest rate swap to hedge the interest rate risk associated with this debt.

The following tables summarize FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2013 and 2012:

					Gains/(Losses)
	September 30, 2013				Three Months Ended	Nine Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		September 30, 2013	September 30, 2013
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$801,260	$34,703	$2,452		$(1,464)	$(22,673)
Offsetting Upstream Interest Rate Contracts (a)	$817,901	$2,453	$35,203		$1,465	$23,374
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$66,049	$19,622		$(6,430)	$(48,777)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$6,430 (d)	$48,777 (d)

Note 15 – Derivatives (Continued)

					Gains/(Losses)
	September 30, 2012				Three Months Ended	Nine Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		September 30, 2012	September 30, 2012
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$975,213	$61,984	$362		$(3,971)	$(7,554)
Offsetting Upstream Interest Rate Contracts (a)	$975,213	$362	$63,384		$4,071	$8,254
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$111,240	$—		$(2,481)	$(15,642)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$2,481 (d)	$15,642 (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $6.5 million and $128.8 million as of September 30, 2013 and 2012, respectively, which have an initial fixed rate term of five years before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial five-year term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $1.1 million and $3.4 million in Derivative liabilities on the Consolidated Condensed Statements of Condition as of September 30, 2013 and 2012, respectively. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk is being hedged. Basis adjustments remaining at the end of the hedge term are being amortized as an adjustment to interest income over the remaining life of the loans. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans for the three and nine months ended September 30, 2013 and 2012:

					Gains/(Losses)
	September 30, 2013				Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	September 30, 2013		September 30, 2013
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$1,091	$27		$951
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(25	)(c)	$(946	)(c)

					Gains/(Losses)
	September 30, 2012				Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	September 30, 2012		September 30, 2012
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$128,750	N/A		$3,411	$1,625		$5,398
Hedged Items:
Trust Preferred Loans (a)	N/A	$128,750	(b)	N/A	$(1,601	)(c)	$(5,356	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Note 15 – Derivatives (Continued)

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2013, the derivative liabilities associated with the sales of Visa Class B shares were $2.7 million compared to $2.3 million as of September 30, 2012. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2013 and 2012, these loans were valued at $.6 million and $.7 million, respectively. As of September 30, 2013 and 2012, the balance sheet amount and the gains/losses associated with these derivatives were not material.

Master Netting and Similar Arrangements

As previously discussed, FHN uses master netting agreements, mutual margining agreements and collateral posting requirements to minimize credit risk on derivative contracts. Master netting and similar agreements are used when counterparties have multiple derivatives contracts that allow for a “right of setoff,” meaning that a counterparty may net offsetting positions and collateral with the same counterparty under the contract to determine a net receivable or payable. The following discussion provides an overview of these arrangements which may vary due to the derivative type and market in which a derivative transaction is executed.

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $144.5 million of assets and $110.3 million of liabilities on September 30, 2013, and $256.3 million of assets and $187.5 million of liabilities on September 30, 2012. As of September 30, 2013 and 2012, FHN had received collateral of $213.2 million and $288.8 million and posted collateral of $102.5 million and $188.2 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $144.5 million of assets and $27.1 million of liabilities on September 30, 2013, and $255.8 million of assets and $41.9 million of liabilities on September 30, 2012. As of September 30, 2013 and 2012, FHN had received collateral of $213.2 million and $288.8 million and posted collateral of $24.4 million and $46.4 million, respectively, in the normal course of business related to these contracts.

Capital Markets buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts, and are generally not subject to master netting agreements. Forwards purchased and sold through banking activities typically consisted of mortgage to be announced (“TBA”) trades for which FHN utilized a clearinghouse for settlement. In the event of default, all open positions can be offset. For futures and options, FHN transacts through a third party, and the transactions are subject to margin and collateral maintenance requirements. In the event of default, open positions can be offset along with the associated collateral.

Note 15 – Derivatives (Continued)

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

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2013 (b)	$198,238	$—	$198,238	$(36,770)	$(161,468)	$—
2012 (b)	319,702	—	319,702	(20,218)	(273,730)	25,754

(a)	Included in Derivative Assets on the Consolidated Condensed Statements of Condition. As of September 30, 2013 and 2012, $16.9 million and $14.3 million, respectively, of derivative assets (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2013 is comprised entirely of interest rate derivative contracts. 2012 includes $319.2 million of interest rate derivative contracts and $.5 million of forwards and futures contracts.

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2013 (b)	$153,403	$—	$153,403	$(36,770)	$(109,079)	$7,554
2012 (b)	210,320	—	210,320	(20,218)	(185,230)	4,872

(a)	Included in Derivative Liabilities on the Consolidated Condensed Statements of Condition. As of September 30, 2013 and 2012, $12.5 million and $14.8 million, respectively, of derivative liabilities (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2013 and 2012 includes $153.4 million and $210.3 million, respectively, of interest rate derivative contracts.

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions

For repurchase, reverse repurchase and securities borrowing and lending transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements within FHN’s capital markets’ business, transactions are collateralized by securities which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities, securities are typically pledged at the time of the transaction and not released until settlement. For asset positions, the collateral is not included on FHN’s Consolidated Statements of Condition. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2013	$576,355	$—	$576,355	$(30,584)	$(537,810)	$7,961
2012	517,263	—	517,263	(2,068)	(509,707)	5,488

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2013	$427,232	$—	$427,232	$(30,584)	$(396,639)	$9
2012	443,370	—	443,370	(2,068)	(441,273)	29

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	September 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$86,986	$—	$86,986
Government agency issued MBS	—	407,876	—	407,876
Government agency issued CMO	—	90,420	—	90,420
Other U.S. government agencies	—	149,867	—	149,867
States and municipalities	—	17,828	—	17,828
Trading Loans	—	145,505	—	145,505
Corporate and other debt	—	427,559	5	427,564
Equity, mutual funds, and other	—	1,374	—	1,374

Total trading securities—capital markets	—	1,327,415	5	1,327,420

Trading securities—mortgage banking:
Principal only	—	—	5,096	5,096
Interest only	—	—	10,618	10,618

Total trading securities—mortgage banking	—	—	15,714	15,714

Loans held-for-sale	—	—	229,760	229,760
Securities available-for-sale:
U.S. treasuries	—	39,996	—	39,996
Government agency issued MBS	—	875,452	—	875,452
Government agency issued CMO	—	2,025,121	—	2,025,121
Other U.S. government agencies	—	—	2,528	2,528
States and municipalities	—	13,655	1,500	15,155
Venture capital	—	—	4,300	4,300
Equity, mutual funds, and other	20,267	—	—	20,267

Total securities available-for-sale	20,267	2,954,224	8,328	2,982,819

Mortgage servicing rights	—	—	116,686	116,686
Other assets:
Deferred compensation assets	23,193	—	—	23,193
Derivatives, forwards and futures	16,877	—	—	16,877
Derivatives, interest rate contracts	—	198,239	—	198,239

Total other assets	40,070	198,239	—	238,309

Total assets	$60,337	$4,479,878	$370,493	$4,910,708

Trading liabilities—capital markets:
U.S. treasuries	$—	$312,315	$—	$312,315
Government agency issued MBS	—	521	—	521
Government agency issued CMO	—	1,024	—	1,024
Other U.S. government agencies	—	30,253	—	30,253
States and municipalities	—	335	—	335
Corporate and other debt	—	237,953	—	237,953
Equity, mutual funds, and other	—	3,568	—	3,568

Total trading liabilities—capital markets	—	585,969	—	585,969

Other short-term borrowings	—	—	11,715	11,715
Other liabilities:
Derivatives, forwards and futures	9,770	—	—	9,770
Derivatives, interest rate contracts	—	153,402	—	153,402
Derivatives, other	—	1	2,745	2,746

Total other liabilities	9,770	153,403	2,745	165,918

Total liabilities	$9,770	$739,372	$14,460	$763,602

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	September 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$124,722	$—	$124,722
Government agency issued MBS	—	564,425	—	564,425
Government agency issued CMO	—	72,340	—	72,340
Other U.S. government agencies	—	82,736	—	82,736
States and municipalities	—	31,817	—	31,817
Corporate and other debt	—	308,309	5	308,314
Equity, mutual funds, and other	—	811	—	811

Total trading securities—capital markets	—	1,185,160	5	1,185,165

Trading securities—mortgage banking:
Principal only	—	5,462	—	5,462
Interest only	—	—	13,739	13,739

Total trading securities—mortgage banking	—	5,462	13,739	19,201

Loans held-for-sale	—	10,996	213,639	224,635
Securities available-for-sale:
U.S. treasuries	—	54,996	—	54,996
Government agency issued MBS	—	1,271,450	—	1,271,450
Government agency issued CMO	—	1,554,741	—	1,554,741
Other U.S. government agencies	—	—	4,202	4,202
States and municipalities	—	16,470	1,500	17,970
Corporate and other debt	517	—	—	517
Venture capital	—	—	9,000	9,000
Equity, mutual funds, and other	13,277	—	—	13,277

Total securities available-for-sale	13,794	2,897,657	14,702	2,926,153

Mortgage servicing rights	—	—	120,537	120,537
Other assets:
Deferred compensation assets	23,301	—	—	23,301
Derivatives, forwards and futures	14,862	—	—	14,862
Derivatives, interest rate contracts	—	319,163	—	319,163

Total other assets	38,163	319,163	—	357,326

Total assets	$51,957	$4,418,438	$362,622	$4,833,017

Trading liabilities—capital markets:
U.S. treasuries	$—	$350,434	$—	$350,434
Government agency issued MBS	—	5,125	—	5,125
Government agency issued CMO	—	8,096	—	8,096
Other U.S. government agencies	—	4,439	—	4,439
States and municipalities	—	1,109	—	1,109
Corporate and other debt	—	146,750	—	146,750
Equity, mutual funds, and other	—	1,017	—	1,017

Total trading liabilities—capital markets	—	516,970	—	516,970

Other short-term borrowings	—	—	11,585	11,585
Other liabilities:
Derivatives, forwards and futures	12,424	—	—	12,424
Derivatives, interest rate contracts	—	210,320	—	210,320
Derivatives, other	—	—	2,340	2,340

Total other liabilities	12,424	210,320	2,340	225,084

Total liabilities	$12,424	$727,290	$13,925	$753,639

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2013 and 2012, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2013
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on July 1, 2013	$15,877		$235,080		$4,354	$4,300		$113,853		$(2,195)		$(12,349)
Total net gains/(losses) included in:
Net income	1,944		(1,805)		—	—		8,932		(871)		634
Other comprehensive income /(loss)	—		—		(17)	—		—		—		—
Purchases	—		12,338		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	—		—		—		—
Settlements	(2,102)		(11,390)		(309)	—		(6,099)		321		—
Net transfers into/(out of) Level 3	—		(4,463	)(c)	—	—		—		—		—

Balance on September 30, 2013	$15,719		$229,760		$4,028	$4,300		$116,686		$(2,745)		$(11,715)

Net unrealized gains/(losses) included in net income	$1,540	(a)	$(1,805	)(a)	$—	$—	(b)	$9,107	(a)	$(871	)(d)	$634 (a)

	Three Months Ended September 30, 2012
					Securities available-for-sale			Mortgage			Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities	short-term borrowings
Balance on July 1, 2012	$14,905		$214,560		$6,162	$9,000		$129,291		$(3,505)	$(12,439)
Total net gains/(losses) included in:
Net income	1,068		(2,799)		—	—		(2,098)		10	854
Other comprehensive income /(loss)	—		—		(25)	—		—		—	—
Purchases	—		23,561		—	—		—		—	—
Issuances	—		—		—	—		—		—	—
Sales	—		—		—	—		—		—	—
Settlements	(2,229)		(11,107)		(435)	—		(6,656)		1,155	—
Net transfers into/(out of) Level 3	—		(10,576	)(c)	—	—		—		—	—

Balance on September 30, 2012	$13,744		$213,639		$5,702	$9,000		$120,537		$(2,340)	$(11,585)

Net unrealized gains/(losses) included in net income	$707	(a)	$(2,799	)(a)	$—	$—	(b)	$(2,181	)(a)	$10 (d)	$854 (a)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2013 and 2012, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2013
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2013	$17,992		$221,094		$5,253	$4,300		$114,311		$(2,175)		$(11,156)
Total net gains/(losses) included in:
Net income	4,474		(3,940)		—	—		20,267		(1,522)		(559)
Other comprehensive income /(loss)	—		—		(93)	—		—		—		—
Purchases	—		49,847		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	—		—		—		—
Settlements	(6,747)		(25,990)		(1,132)	—		(17,892)		952		—
Net transfers into/(out of) Level 3	—		(11,251	)(c)	—	—		—		—		—

Balance on September 30, 2013	$15,719		$229,760		$4,028	$4,300		$116,686		$(2,745)		$(11,715)

Net unrealized gains/(losses) included in net income	$3,127	(a)	$(3,940	)(a)	$—	$—	(b)	$20,424	(a)	$(1,523	)(d)	$(559	)(a)

	Nine Months Ended September 30, 2012
					Securities available-for-sale			Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2012	$18,059		$210,487		$7,262	$12,179		$144,069		$(11,820)		$(14,833)
Total net gains/(losses) included in:
Net income	2,847		(849)		—	5,071		(4,541)		(1,601)		3,248
Other comprehensive income /(loss)	—		—		(195)	—		—		—		—
Purchases	—		41,313		—	—		—		—		—
Issuances	—		—		—	—		—		—		—
Sales	—		—		—	(8,250)		—		—		—
Settlements	(7,162)		(21,733)		(1,365)	—		(18,991)		11,081		—
Net transfers into/(out of) Level 3	—		(15,579	)(c)	—	—		—		—		—

Balance on September 30, 2012	$13,744		$213,639		$5,702	$9,000		$120,537		$(2,340)		$(11,585)

Net unrealized gains/(losses) included in net income	$1,595	(a)	$(849	)(a)	$—	$—	(b)	$(3,800	)(a)	$(1,601	)(d)	$3,248 (a)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(c)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 17 – Fair Value of Assets & Liabilities (Continued)

In fourth quarter 2012, FHN determined that the level of market information on prepayment speeds and discount rates associated with its principal only trading securities had become more limited. In response, FHN increased its use of unobservable inputs and transferred these balances to Level 3.

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2013 and 2012, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2013				September 30, 2013	September 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—first mortgages	$—	$—	$9,632	$9,632	$364	$304
Loans, net of unearned income (a)	—	—	85,665	85,665	(1,177)	(3,154)
Real estate acquired by foreclosure (b)	—	—	50,030	50,030	(327)	(3,279)
Other assets (c)	—	—	69,115	69,115	(1,153)	(4,199)

					$(2,293)	$(10,328)

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2012				September 30, 2012	September 30, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$37,429	$—	$37,429	$—	$15
Loans held-for-sale—first mortgages	—	—	13,467	13,467	(671)	(355)
Loans, net of unearned income (a)	—	—	128,626	128,626	(44,608)	(61,958)
Real estate acquired by foreclosure (b)	—	—	50,589	50,589	(2,732)	(7,873)
Other assets (c)	—	—	76,822	76,822	(3,201)	(6,405)

					$(51,212)	$(76,576)

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments.

In first quarter 2013 and third quarter 2012, FHN exercised clean-up calls on first lien mortgage proprietary securitization trusts. In accordance with accounting requirements, FHN initially recognized the associated loans at fair value. Fair value was primarily determined through reference to observable inputs, including current market prices for similar loans. Since these loans were from the 2003 vintage, adjustments were made for the higher yields associated with the loans in comparison to more currently originated loans being sold. This resulted in recognition of an immaterial premium for these transactions.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of September 30, 2013 and 2012:

(Dollars in Thousands)
Level 3 Class	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage	$15,714	Discounted cash flow	(a)	(a)
Loans held-for-sale—mortgages	239,392	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	4,300	Industry comparables	Adjustment for minority interest and small business status	40% - 50% discount
		Discounted cash flow	Discount rate	25% - 30%
			Earnings capitalization rate	20% - 25%
Mortgage servicing rights	116,686	Discounted cash flow	(a)	(a)
Other short-term borrowings	11,715	Discounted cash flow	(b)	(b)
Derivative liabilities, other	2,745	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.0 billion
			Probability of resolution scenarios	10% - 50%
			Time until resolution	6 - 30 months
Loans, net of unearned income (c)	85,665	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction Values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (d)	50,030	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	69,115	Discounted cash flow	Adjustments to current sales yields for specific properties	0% -15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for Principal-only and Interest-only trading securities and MSR are discussed in Note 13 – Loan Sales and Securitizations.
(b)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(c)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(d)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(e)	Represents tax credit investments.

Note 17 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Values Utilized
Interest only trading securities	$13,739	Discounted cash flow	(a)	(a)
Loans held-for-sale—mortgages	227,106	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	9,000	Recent purchase offers	Adjustment for preferences in equity tranches	0% - 10% discount
		Recent capitalization transactions	Adjustment for preferences in equity tranches	0% - 10% discount
Mortgage servicing rights	120,537	Discounted cash flow	(a)	(a)
Other short-term borrowings	11,585	Discounted cash flow	(b)	(b)
Derivative liabilities, other	2,340	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.0 billion
			Probability of resolution scenarios	10% - 50%
			Time until resolution	9 - 18 months
Loans, net of unearned income (c)	128,626	Appraisals from comparable properties	Adjustment for value changes since appraisal	5% - 15% of appraisal
		Other collateral valuations	Borrowing base certificates	20% - 50% of gross value
			Financial Statements/Auction Values	0% - 25% of reported value
Real estate acquired by foreclosure (d)	50,589	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	76,822	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for Interest-only trading securities and MSR are discussed in Note 13 – Loan Sales and Securitizations.
(b)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(c)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(d)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(e)	Represents tax credit investments.

Loans held-for-sale. Prepayment rates, credit spreads and delinquency adjustment factors are significant unobservable inputs used in the fair value measurement of FHN’s mortgage Loans held-for-sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. All observable and unobservable inputs are re-assessed monthly. Fair value measurements are reviewed at least monthly by FHN’s Corporate Accounting Department.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

In third quarter 2013, capital markets acquired a pool of $145.5 million conforming mortgage loans with the intent to transfer the loans to a counterparty during the quarter following the quarter of acquisition. As part of this transaction, capital markets entered into forward delivery contracts to economically hedge the value of the loans. FHN elected to recognize the loans at fair value and classified them as trading loans within trading securities in the Consolidated Condensed Statements of Condition as of September 30, 2013.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following tables reflect the differences between the fair value carrying amount of mortgages and trading loans held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	September 30, 2013
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgage loans held-for-sale reported at fair value:
Total loans	$229,760	$379,123	$(149,363)
Nonaccrual loans	69,116	147,116	(78,000)
Loans 90 days or more past due and still accruing	9,046	19,402	(10,356)
Trading loans reported at fair value:
Total loans	145,505	142,311	3,194

	September 30, 2012
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Mortgage loans held-for-sale reported at fair value:
Total loans	$224,635	$330,900	$(106,265)
Nonaccrual loans	43,398	92,831	(49,433)
Loans 90 days or more past due and still accruing	10,481	21,329	(10,848)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$(1,805)	$(2,799)	$(3,940)	$(849)
Other short-term borrowings	634	854	(559)	3,248
Changes in fair value included in net income:
Capital market noninterest income
Trading loans	1,867	—	1,867	—

For the three months ended September 30, 2013 and 2012, the amounts for mortgage loans held-for-sale include losses of $1.4 million and $.9 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. For the nine months ended September 30, 2013 and 2012, the amounts for mortgage loans held-for-sale include immaterial gain and loss of $.4 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on mortgage loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing, including excess interest. FHN used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the excess interest, as a third-party pricing source in the valuation of the excess interest.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing. FHN used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR, as a third-party pricing source in the valuation of the MSR held at September 30, 2013.

Derivative assets and liabilities. The fair value for forwards and futures contracts is based on current transactions involving identical securities. Futures contracts are exchange-traded and thus have no credit risk factor assigned as the risk of non-performance is limited to the clearinghouse used.

Valuations of other derivatives (primarily interest rate related swaps, swaptions, caps, and collars) are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, OIS curve, option volatility, and option skew. In measuring the fair value of these derivative assets and liabilities, FHN has elected to consider credit risk based on the net exposure to individual counterparties. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as customer loan grades and debt ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of September 30, 2013 and 2012, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of September 30, 2013 and 2012.

	September 30, 2013
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$7,655,562	$—	$—	$7,502,354	$7,502,354
Commercial real estate	1,162,718	—	—	1,115,304	1,115,304
Retail:
Consumer real estate	5,337,221	—	—	4,859,306	4,859,306
Permanent mortgage	672,138	—	—	589,999	589,999
Credit card & other	325,207	—	—	327,075	327,075

Total loans, net of unearned income and allowance for loan losses	15,152,846	—	—	14,394,038	14,394,038
Short-term financial assets
Total interest-bearing cash	184,179	184,179	—	—	184,179
Federal funds sold	52,830	—	52,830	—	52,830
Securities purchased under agreements to resell	576,355	—	576,355	—	576,355

Total short-term financial assets	813,364	184,179	629,185	—	813,364
Trading securities (a)	1,343,134	—	1,327,415	15,719	1,343,134
Loans held-for-sale (a)	371,640	—	—	371,640	371,640
Securities available-for-sale (a) (b)	3,186,943	20,267	2,954,224	212,452	3,186,943
Derivative assets (a)	215,116	16,877	198,239	—	215,116
Other assets
Tax credit investments	69,115	—	—	69,115	69,115
Deferred compensation assets	23,193	23,193	—	—	23,193

Total other assets	92,308	23,193	—	69,115	92,308
Nonearning assets
Cash & due from banks	395,631	395,631	—	—	395,631
Capital markets receivables	417,743	—	417,743	—	417,743
Accrued interest receivable	71,889	—	71,889	—	71,889

Total nonearning assets	885,263	395,631	489,632	—	885,263

Total assets	$22,060,614	$640,147	$5,598,695	$15,062,964	$21,301,806

Liabilities:
Deposits:
Defined maturity	$1,573,405	$—	$1,591,314	$—	$1,591,314
Undefined maturity	14,710,504	—	14,710,504	—	14,710,504

Total deposits	16,283,909	—	16,301,818	—	16,301,818
Trading liabilities (a)	585,969	—	585,969	—	585,969
Short-term financial liabilities
Federal funds purchased	1,062,901	—	1,062,901	—	1,062,901
Securities sold under agreements to repurchase	427,232	—	427,232	—	427,232
Total other borrowings	303,686	—	291,971	11,715	303,686

Total short-term financial liabilities	1,793,819	—	1,782,104	11,715	1,793,819
Term borrowings
Real estate investment trust-preferred	45,811	—	—	47,000	47,000
Term borrowings—tax credit investments	18,000	—	—	18,025	18,025
Borrowings secured by residential real estate	329,574	—	—	194,905	194,905
Other long term borrowings	1,377,903	—	1,365,535	—	1,365,535

Total term borrowings	1,771,288	—	1,365,535	259,930	1,625,465
Derivative liabilities (a)	165,918	9,770	153,403	2,745	165,918
Other noninterest-bearing liabilities
Capital markets payables	388,373	—	388,373	—	388,373
Accrued interest payable	33,924	—	33,924	—	33,924

Total other noninterest-bearing liabilities	422,297	—	422,297	—	422,297

Total liabilities	$21,023,200	$9,770	$20,611,126	$274,390	$20,895,286

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $128.0 million and FRB stock of $66.0 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	September 30, 2012
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$8,359,909	$—	$—	$8,138,108	$8,138,108
Commercial real estate	1,202,506	—	—	1,146,620	1,146,620
Retail:
Consumer real estate	5,619,955	—	—	5,287,039	5,287,039
Permanent mortgage	779,954	—	—	722,087	722,087
Credit card & other	279,715	—	—	280,344	280,344

Total loans, net of unearned income and allowance for loan losses	16,242,039	—	—	15,574,198	15,574,198
Short-term financial assets
Total interest-bearing cash	440,916	440,916	—	—	440,916
Federal funds sold	12,425	—	12,425	—	12,425
Securities purchased under agreements to resell	517,263	—	517,263	—	517,263

Total short-term financial assets	970,604	440,916	529,688	—	970,604
Trading securities (a)	1,204,366	—	1,190,622	13,744	1,204,366
Loans held-for-sale (a)	410,550	—	48,425	362,125	410,550
Securities available-for-sale (a) (b)	3,123,629	13,794	2,897,657	212,178	3,123,629
Derivative assets (a)	334,025	14,862	319,163	—	334,025
Other assets
Tax credit investments	76,822	—	—	76,822	76,822
Deferred compensation assets	23,301	23,301	—	—	23,301

Total other assets	100,123	23,301	—	76,822	100,123
Nonearning assets
Cash & due from banks	355,978	355,978	—	—	355,978
Capital markets receivables	791,190	—	791,190	—	791,190
Accrued interest receivable	85,042	—	85,042	—	85,042

Total nonearning assets	1,232,210	355,978	876,232	—	1,232,210

Total assets	$23,617,546	$848,851	$5,861,787	$16,239,067	$22,949,705

Liabilities:
Deposits:
Defined maturity	$1,582,097	$—	$1,618,019	$—	$1,618,019
Undefined maturity	14,646,014	—	14,646,014	—	14,646,014

Total deposits	16,228,111	—	16,264,033	—	16,264,033
Trading liabilities (a)	516,970	—	516,970	—	516,970
Short-term financial liabilities
Federal funds purchased	1,350,806	—	1,350,806	—	1,350,806
Securities sold under agreements to repurchase	443,370	—	443,370	—	443,370
Total other borrowings	856,958	—	845,373	11,585	856,958

Total short-term financial liabilities	2,651,134	—	2,639,549	11,585	2,651,134
Term borrowings
Real estate investment trust-preferred	45,743	—	—	42,300	42,300
Term borrowings—new market tax credit investment	15,301	—	—	16,280	16,280
Borrowings secured by residential real estate	415,975	—	—	353,578	353,578
Other long term borrowings	1,786,219	—	1,716,741	—	1,716,741

Total term borrowings	2,263,238	—	1,716,741	412,158	2,128,899
Derivative liabilities (a)	225,084	12,424	210,320	2,340	225,084
Other noninterest-bearing liabilities
Capital markets payables	574,201	—	574,201	—	574,201
Accrued interest payable	43,184	—	43,184	—	43,184

Total other noninterest-bearing liabilities	617,385	—	617,385	—	617,385

Total liabilities	$22,501,922	$12,424	$21,964,998	$426,083	$22,403,505

Certain previously reported amounts have been reclassified to agree with current presentations.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Unfunded Commitments:
Loan commitments	$9,048,424	$7,890,786	$1,722	$1,571
Standby and other commitments	302,160	371,899	4,819	5,333

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

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. Net charges recognized by FHN during the nine months ended September 30, 2013, related to restructuring, repositioning, and efficiency activities were $4.5 million. Of this amount, $3.0 million represent exit costs that were accounted for in accordance with the Exit of Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). Significant expenses recognized during the nine months ended September 30, 2013 resulted from the following action:

•

Severance and other employee costs of $2.6 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives, and benefits within noninterest expense.

•

Expense of $2.2 million related to estimated costs for obligations associated with a definitive agreement to sell substantially all remaining legacy mortgage servicing which is reflected in Mortgage banking income.

During the nine months ended September 30, 2012, FHN recognized a net cost of $6.2 million related to restructuring, repositioning, and efficiency activities. Of this amount, $4.7 million represent exit costs that were accounted for in accordance with ASC 420. Significant expenses recognized during the nine months ended September 30, 2012 resulted from the following actions:

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

Activity in the restructuring and repositioning liability for the three and nine months ended September 30, 2013 and 2012, is presented in the following table, along with other restructuring and repositioning expenses recognized.

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
(Dollars in thousands)	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability
Beginning balance	$—	$4,277	$—	$8,947	$—	$19,775	$—	$12,026
Severance and other employee related costs	1,160	1,160	2,730	2,730	2,620	2,620	4,769	4,769
Facility consolidation costs	38	38	41	41	416	416	(134)	(134)
Other exit costs, professional fees, and other	—	—	—	—	—	—	111	111

Total accrued	1,198	5,475	2,771	11,718	3,036	22,811	4,746	16,772
Payments related to:
Severance and other employee related costs		826		5,718		17,490		8,680
Facility consolidation costs		248		529		824		1,406
Other exit costs, professional fees, and other		—		—		—		15
Accrual reversals		7		17		103		1,217

Restructuring and repositioning reserve balance		$4,394		$5,454		$4,394		$5,454

Other restructuring and repositioning expense:
Mortgage banking expense on servicing sales	2,192		—		2,192		2,287
(Gains)/losses on divestitures	(365)		(180)		(1,004)		(865)
Impairment of premises and equipment	369		—		369		5
Impairment of other assets	—		—		—		12
Other	—		—		(96)		—

Total other restructuring and repositioning expense	2,196		(180)		1,461		1,439

Total restructuring and repositioning charges	$3,394		$2,591		$4,497		$6,185

Note 18 – Restructuring, Repositioning, and Efficiency (Continued)

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through September 30, 2013, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Total Expense
Severance and other employee related costs	$103,313
Facility consolidation costs	41,112
Other exit costs, professional fees, and other	19,165
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	26,002
(Gains)/losses on divestitures	(722)
Impairment of premises and equipment	22,766
Impairment of intangible assets	48,231
Impairment of other assets	40,504
Other	7,478

Total restructuring and repositioning charges incurred to date as of September 30, 2013	$315,521

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of September 30, 2013, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

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

On June 7, 2013, First Tennessee Bank National Association (“FTBNA”), a subsidiary of FHN, acquired substantially all of the assets and assumed substantially all of the liabilities of Mountain National Bank (“MNB”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Excluding purchase accounting adjustments FHN acquired approximately $452 million in assets, including approximately $249 million in loans excluding loan discounts, and assumed approximately $362 million of MNB deposits. Refer to Note 2—Acquisitions and Divestitures for additional information.

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

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; regulatory, administrative, and judicial proceedings and changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2013, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

For third quarter 2013, FHN reported a net loss available to common shareholders of $107.5 million or $.45 loss per diluted share compared to net income of $25.8 million or $.10 earnings per diluted share in third quarter 2012. For the nine months ended September 30, 2013, FHN reported a net loss available to common shareholders of $25.6 million or $.11 loss per diluted share compared to a net loss of $68.4 million or $.27 loss per diluted share for the nine months ended September 30, 2012. The impact on net income available to common shareholders from preferred stock dividends was $1.6 million and $4.3 million, respectively, for the three and nine months ended September 30, 2013, and $0 in the comparative periods of 2012. The third quarter decline in income compared to third quarter 2012 was driven by a significant increase in expenses coupled with a decrease in revenues, which more than offset a reduction in the loan loss provision. During the nine months ended September 30, 2013, the improvement in results compared to the prior year was driven by a significant decrease in expenses and the loan loss provision, which more than offset a decline in revenues.

In fourth quarter 2013, FHN entered into a definitive resolution agreement (“DRA”) with the Federal National Mortgage Association (“FNMA,” “Fannie Mae,” or “Fannie”) resolving certain selling representation and warranty repurchase obligations associated with loans originated from 2000 to 2008 excluding certain loans FHN no longer services. In association with new information that encompasses a broader population of loans obtained leading up to the DRA, FHN recorded a $200.0 million repurchase and foreclosure provision in third quarter 2013. See the discussion of FHN’s repurchase and obligations within the Repurchase, Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 10—Contingencies and Other Disclosures for additional details. Additionally, in third quarter 2013, FHN signed a definitive agreement to sell substantially all remaining legacy mortgage servicing. The servicing is expected to be transferred to the buyer during the next few months.

Total revenue for the three and nine months ended September 30, 2013 was $309.3 million and $929.8 million, respectively, compared to $337.0 million and $1.0 billion for the three and nine months ended September 30, 2012. The decline in revenue in both periods was primarily driven by a reduction in capital markets income due to less favorable market conditions in 2013 relative to 2012 and a decrease in net interest income (“NII”). In third quarter 2013, the decline in revenue was partially offset by higher mortgage banking income primarily due to an increase in net hedging results reflecting the terms of the servicing sale agreement mentioned above. For the nine months ended September 30, 2013, a decrease in mortgage banking income, as well as a decline in securities gains also contributed to the decrease in revenue.

Expenses in third quarter 2013 increased 65 percent to $433.6 million from the prior year primarily due to an increase in the repurchase and foreclosure provision. Repurchase and foreclosure provision expense was $200.0 million in third quarter 2013 compared to $0 in third quarter 2012, due to additional new information received in connection with the DRA mentioned above. Offsetting a portion of this increase, expenses were favorably affected by lower personnel expenses and a decline in losses from litigation and regulatory matters. Expenses for the nine months ended September 30, 2013, decreased 19 percent, or $210.8 million, to $901.5 million compared to the same period of 2012. The decrease was largely due to reductions in the repurchase and foreclosure provision, personnel expense, and a decline in losses from litigation and regulatory matters. Repurchase and foreclosure provision expense was $200.0 million for the nine months ended September 30, 2013, compared to $299.3 million for the nine months ended September 30, 2012. Personnel expense declined 16 percent during the nine months ended September 30, 2013, driven by a reduction in pension-related expenses and lower capital markets variable compensation, as well as a 6 percent reduction in average headcount. For the nine months ended September 30, 2013, these decreases were partially offset by an increase in legal and professional fees. With few exceptions, all other expense categories remained flat or declined for the three and nine months ended September 30, 2013, due to FHN’s continued focus on cost reductions and efficiency throughout the organization.

The provision for loan losses was $10.0 million and $40.0 million in third quarter 2013 and 2012, respectively, and $40.0 million and $63.0 million for the nine months ended September 30, 2013 and 2012, respectively. Provision expense in both periods of 2012 includes approximately $30.0 million associated with the implementation of regulatory guidance related to discharged bankruptcies. Both periods reflect aggregate improvement in the loan portfolio. Improvement from third quarter 2012 resulted in a 9 percent decline in the allowance for loan losses (“ALLL”) and an 80 percent decline in net charge-offs from a year ago. Non-performing loans increased from a year ago which was largely driven by further implementation of regulatory guidance.

Return on average common equity and return on average assets for third quarter 2013 were negative 20.39 percent and negative 1.69 percent, respectively, compared to positive 4.59 percent and positive .45 percent, respectively, in third quarter 2012. During the nine months ended September 30, 2013 and 2012, the return on average common equity was negative 1.58 percent and negative 3.92 percent, respectively, and the return on average assets was negative .07 percent and negative .32 percent, respectively. The Tier 1 capital ratio was 13.26 percent as of September 30, 2013, compared to 13.15 percent on September 30, 2012. Total period-end assets decreased to $24.2 billion on September 30, 2013, from $25.7 billion on September 30, 2012. Average loans declined 5 percent and 2 percent to $15.7 billion and $15.9 billion, respectively, in the three and nine months ended September 30, 2013 relative to the same periods in 2012. Average core deposits increased 5 percent and 2 percent to $16.0 billion and $15.8 billion, respectively, in the three and nine months ended September 30, 2013. Shareholders’ equity declined to $2.4 billion on September 30, 2013 from $2.5 billion on September 30, 2012.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $75.8 million during third quarter 2013, compared to $70.9 million in third quarter 2012. During the nine months ended September 30, 2013, the regional banking pre-tax income was $220.2 million compared to $210.8 million for the nine months ended September 30, 2012. The increase in pre-tax income in both periods was primarily driven by a reduction in expenses which more than offset an increase in the loan loss provision and lower revenues.

Total revenue declined 1 percent for the quarter ended September 30, 2013 to $212.4 million from a year ago which was largely driven by a decline in NII. NII was $148.5 million in third quarter 2013 down from $151.1 million in third quarter 2012. The decrease in NII was largely attributable to a decline in loans to mortgage companies, partially offset by an increase in consumer real estate installment loans and commercial balances from a year ago. Noninterest income was $63.9 million in third quarter 2013 compared to $64.2 million in third quarter 2012. The slight decline in noninterest income was largely driven by lower non-sufficient funds (“NSF”)/overdraft fees which were $11.7 million in 2013 compared to $13.0 million in 2012. NSF fees have been affected by lower volume from a decrease in the number of small balance deposit accounts, a refinement in sort order processes, and overall changes in consumer behavior. Mortgage origination income declined $1.5 million to $0 for the three months ended September 30, 2013, compared to 2012 due to a shift from originations to referrals. Additionally, in third quarter 2012 FHN recognized a $1.2 million gain on sales of bank properties.

The declines in noninterest income were mitigated by increases in wealth management-related fees as well as trust services income. In 2013, brokerage management fees and commissions were up 25 percent to $10.9 million from a year ago. Additionally, fees from trust services increased 10 percent, or $.6 million from a year ago. Both increases are largely due to FHN’s strategic focus on growing these businesses through customer growth and expanding services for existing customers.

Provision expense was $5.2 million in third quarter 2013 compared to $2.9 million in third quarter 2012. The increase in provision reflects a continued slower pace of favorable grade migration, reduction in the pace of improvement in loss rates relative to 2012, and stabilizing asset quality metrics.

Noninterest expense declined $10.1 million, or 7 percent, to $131.4 million in third quarter 2013, relative to third quarter 2012. The decrease in expenses in 2013 as compared to 2012 was largely attributable to a reduction of pension-related expenses resulting from the freeze of the pension plans on December 31, 2012, coupled with headcount reductions from a year ago. Losses from foreclosed assets decreased by $1.4 million to $.3 million in third quarter 2013 as collateral values have stabilized since 2012. The decline in expenses was somewhat offset by increases in advertising expenses and professional fees. The $1.1 million increase in advertising costs was due in part to the strategic focus and branding associated with the FTB Advisor brand and professional fees were up $1.6 million as a result of consulting projects in 2013. Nearly all other expenses declined or were flat because of FHN’s continued focus on cost reductions and efficiency throughout the organization.

Total revenue for the nine months ended September 30, 2013, declined 2 percent from $636.6 million in 2012 to $626.8 million in 2013 driven by declines in both NII and fee income. For the nine months ended September 30, 2013 and 2012, NII was $441.9 million and $447.2 million, respectively. The decline in NII was driven by a decline in loans to mortgage companies and the continuing low interest rate environment. Fee income was $184.9 million in 2013 compared to $189.3 million in 2012. For the year-to-date periods, NSF fees and mortgage origination income declined $4.6 million and $3.3 million, respectively, consistent with the reasons driving the quarterly declines described above. In addition, 2012 includes $3.0 million of gains associated with sales of bank properties. Consistent with quarterly trends, these year-to-date declines were mitigated by an increase in wealth management-related income which increased $4.8 million, or 19 percent, while fees from trust services were up $1.6 million or 9 percent from a year ago.

Provision expense during the nine months ended September 30, 2013 and 2012, was $15.9 million and $.3 million, respectively, and reflects a slowing rate of improvement during 2013.

During the nine months ended September 30, 2013, noninterest expense declined $34.8 million, or 8 percent, to $390.7 million as compared to the same period of 2012. The decrease in expenses associated with the pension freeze, headcount reductions from a year ago, and foreclosed assets were partially offset by an increase in professional fees as well as an increase in advertising expenses. In addition, for the nine months ended September 30, 2013, contract employment increased $1.8 million to $2.6 million and computer software increased $1.6 million to $10.9 million in 2013. The increases in contract employment and computer software expense for the year-to-date period of 2013 compared to 2012 is largely driven by technology-related projects within the regional bank. Except as otherwise discussed, nearly all other expense categories were relatively flat or lower for the nine months ended September 2013 versus 2012 because of FHN’s focus on cost reductions and efficiency.

Capital Markets

Pre-tax income in the capital markets segment was $9.8 million for the quarter ended September 30, 2013 compared to $21.0 million in 2012 and $41.0 million for the nine months ended September 30, 2013, compared to $72.8 million for the same period in 2012. The decrease in pre-tax income in 2013 compared to 2012 was driven by a decline in fixed income revenue. For the quarterly periods, average daily revenue (“ADR”) decreased from $1.2 million in third quarter 2012 to $850 thousand in third quarter 2013. For the nine month periods, ADR was $1.0 million in 2013 versus $1.3 million in 2012. The declines in fixed income revenue during 2013 reflect less favorable market conditions in 2013, including market volatility and an increase in interest rates beginning in the latter part of the second quarter of 2013. Additionally, uncertainty surrounding potential actions of the Federal Reserve contributed to lower fixed income revenue in 2013. Other product revenue increased $3.4 million to $9.7 million in third quarter 2013 and increased $7.5 million to $28.0 million for the nine months ended September 30, 2013 due primarily to an increase in revenues from loan trading and related activities.

Noninterest expense was $58.0 million in third quarter 2013 compared to $64.6 million in third quarter 2012. For the nine months ended September 30, 2013, noninterest expense was $179.6 million compared to $205.8 million in 2012. The decline in noninterest expense for these periods is due to lower variable compensation expenses as a result of lower fixed income revenues in 2013, partially offset by increases in legal and professional fees.

Corporate

The pre-tax loss for the corporate segment was $25.4 million compared to $19.7 million during the quarters ended September 30, 2013 and 2012, respectively. The decline in third quarter 2013 pre-tax results compared to 2012 was the result of lower revenue in 2013 as expenses remained flat year over year. For the nine months ended September 30, 2013, the pre-tax loss was $66.9 million compared to $59.9 million for the same period in 2012. During the nine months ended September 30, 2013, the decrease in results was also driven by lower revenues which more than outpaced a decline in expense.

Net interest expense was $10.3 million in third quarter 2013 compared to $6.1 million in third quarter 2012 primarily due to a lower-yielding securities portfolio. Noninterest income (including securities gains) was $6.6 million in third quarter 2013 compared to $7.9 million in 2012. The decrease in noninterest income was due to $.8 million in interest related to a tax refund recognized in third quarter 2012, and a reduction in BOLI driven by lower policy benefits in 2013 relative to the prior year. Noninterest expense was relatively flat from a year ago at $21.6 million for third quarter 2013. A decline in expense in third quarter 2013 was due to a $1.5 million impairment of a tax credit investment that was recognized in 2012. This decline was offset by the impact of $1.8 million of gains recognized in 2012 related to clean up calls exercised by FHN on first lien securitization trusts.

For the nine months ended September 30, 2013, total revenue was a loss of $10.7 million compared to income of $3.2 million for the same period in 2012. The decline in revenue was largely driven by net interest expense of $28.9 million in 2013 compared to $17.8 million in 2012 which was driven by a lower-yielding securities portfolio. Fee income also contributed to the declines in year-to-date revenue as noninterest income was $18.2 million in 2013 compared to $21.0 million in 2012. A decline in BOLI income, interest related to tax refunds recognized in 2012, and deferred compensation all contributed to the decrease in noninterest income from a year ago. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is included in personnel expense.

For the nine months ended September 30, 2013, noninterest expense declined $6.8 million, or 11 percent, to $56.2 million. The decrease in expense is due in part to a reduction in personnel costs and a $5.5 million decline in expenses from tax credit investments which includes the impairment recognized in 2012 discussed above. The decline in personnel-related expenses is largely due to a reduction in salary expense associated with headcount reductions, lower restructuring charges in 2013 relative to 2012, and a decrease in deferred compensation expense. These declines were partially offset by a $1.4 million increase in professional fees related to various consulting projects throughout the organization and the impact of gains recognized in third quarter 2012 associated with the exercise of cleanup calls.

Non-Strategic

The non-strategic segment had a pre-tax loss of $194.5 million for the quarter ended September 30, 2013, compared to a pre-tax loss of $38.3 million in third quarter 2012. The pre-tax loss in 2013 was driven by a significant increase in expenses coupled with a decline in revenues which more than offset a reduction in the loan loss provision. For the nine months ended September 30, 2013, the pre-tax loss was $206.0 million compared to $356.0 million during the same period of 2012. The improvement during the nine months ended September 30, 2013, was the result of lower expenses and a reduction in the loan loss provision, which more than offset a decline in revenues relative to the prior year.

Total revenue was $32.8 million and $34.3 million in third quarter 2013 and 2012, respectively, with NII declining 29 percent to $16.9 million in 2013 from $23.7 million in the prior year. The decline in NII is primarily due to an 18 percent reduction in average loans from 2012 as the legacy portfolios continue to runoff. Noninterest income (including securities gains/losses) increased $5.3 million in third quarter 2013 from $10.6 million in third quarter 2012 due to an increase in mortgage banking income. The increase in mortgage banking income during third quarter 2013 is primarily the result of an increase in net hedging results related to the valuation adjustment reflecting the terms of the agreement to sell substantially all of FHN’s first lien loan mortgage servicing portfolio. Servicing fees declined to $10.9 million in third quarter 2013 from $13.8 million in 2012 consistent with a reduction in the size of the mortgage servicing portfolio due to runoff. Additionally, mortgage banking income included a $2.2 million negative adjustment made in third quarter 2013 as a result of estimated costs for obligations associated with the agreement to sell mortgage servicing.

Provision expense was $4.8 million in third quarter 2013, down from $37.1 million in third quarter 2012. A majority of the decrease from a year ago is due to the implementation of regulatory guidance related to discharged bankruptcies in 2012 which required certain residential real estate loans to be charged-down to estimates of collateral value.

Noninterest expense was $222.5 million in third quarter 2013 compared to $35.5 million in third quarter 2012. The increase in expense was the result of a $200.0 million increase in the repurchase and foreclosure reserve related to significant new additional information received in connection with the DRA mentioned above. Loss accruals related to legal matters declined by $6.4 million and contract employment expenses associated with lower mortgage sub-servicing costs declined by $2.0 million from $8.3 million in third quarter 2012. The decline in mortgage sub-servicing costs is primarily due to runoff of the servicing portfolio from a year ago.

Total revenue for the nine months ended September 30, 2013 and 2012, was $93.0 million and $124.6 million, respectively. NII declined 23 percent to $55.6 million in 2013 from $72.6 million in 2012 as a result of runoff of the loan portfolios. For the nine months ended September 30, 2013 and 2012, noninterest income (including securities gains/losses) was $37.5 million and $52.0 million, respectively. The decline in noninterest income was the result of a reduction in mortgage banking income and a decline in investment securities gains. The decrease in mortgage banking income was primarily due to a $10.7 million decline in servicing fees from runoff of the servicing portfolio, a higher negative valuation adjustment to the mortgage warehouse recognized in 2013, and the accrual of estimated sales costs recognized in third quarter 2013 associated with the agreement to sell mortgage servicing. Net hedging results were $16.3 million for the nine months ended September 30, 2013, compared to $15.4 million in the same period of 2012. Net hedging results in 2013 reflect the terms of the mortgage servicing sales agreement mentioned above which more than offset more narrow spreads between mortgage and swap rates in 2013 relative to 2012. Noninterest income for the nine months ended September 30, 2013, includes $3.5 million of gains from the reversals of previously established lower of cost or market (“LOCOM”) adjustments associated with trust preferred (“TRUP”) loan payoffs. Noninterest income in 2012 includes a $5.1 million gain on the sale of a venture capital investment.

The provision for loan losses for the nine months ended September 30, 2013, was $24.1 million, down from $62.7 million in 2012. The decrease in provision during these periods was driven by the impact of runoff of the legacy loan portfolios combined with aggregate improvement of the remaining balances from 2012. Additionally, third quarter 2012 included the negative impact of implementing regulatory guidance associated with discharged bankruptcies.

For the nine months ended September 30, 2013 and 2012, noninterest expense was $274.9 million and $418.0 million, respectively. The decrease in expense was primarily due to a decline in the repurchase and foreclosure provision from $299.3 million in 2012 to $200.0 in 2013, as well as a $22.3 million decline in loss accruals related to legal matters. During the first nine months of 2013, contract employment expenses were $5.3 million lower than the same period of 2012 and expenses associated with foreclosed property declined $3.3 million due to improvement in collateral values as well as an overall decline in the balance of foreclosed assets. Noninterest expense in 2012 includes elevated ancillary expenses associated with legacy mortgage wind-down activities, as well as $2.8 million related to the write-off of unrecoverable servicing advances. Generally, most other expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Total consolidated revenue was $309.3 million in third quarter 2013, down 8 percent from third quarter 2012, largely driven by lower capital markets fixed income sales revenue and a decline in net interest income, partially offset by an increase in income from mortgage banking activities. Total expenses increased during third quarter 2013 relative to third quarter 2012, due to an increase in the repurchase and foreclosure provision, which more than offset a decline in personnel related costs and decrease in losses from litigation and regulatory matters. For the nine months ended September 30, 2013, total consolidated revenue was $929.8 million compared to $1.0 billion during the same period in 2012. The decline in revenues was primarily due to decreases in capital markets fixed income revenue, net interest income, and mortgage banking income. Total expenses decreased 19 percent, or $210.8 million, during the nine months ended September 30, 2013 to $901.5 million, largely driven by declines in the repurchase and foreclosure provision, personnel expense, and losses from litigation and regulatory matters.

NET INTEREST INCOME

Net interest income was $158.8 million in third quarter 2013, an 8 percent decline from $173.5 million in third quarter 2012. For the nine months ended September 30, 2013, NII was $480.2 million, a 7 percent decline from $518.1 million for the nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, the decrease in NII was primarily attributable to run-off of the non-strategic loan portfolio, a lower yielding securities portfolio, and a decline in loans to mortgage companies, somewhat mitigated by improved deposit pricing. Average earning assets were $21.5 billion in third quarter 2013 and $22.2 billion in third quarter 2012 primarily due to a decline in balances of loans to mortgage companies and run-off in the non-strategic loan portfolios. For the nine months ended September 30, 2013, average earning assets were $21.9 billion compared to $22.2 billion, as loan growth within the regional bank in the first half of 2013 offset some of the decline due to run-off in the non-strategic loan portfolios.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin decreased to 2.97 percent in third quarter 2013 from 3.15 percent in third quarter 2012. The net interest spread was 2.83 percent in 2013, down 17 basis points from 3.00 percent in third quarter 2012 and the impact of free funding declined to 14 basis points from 15 basis points. The decline in net interest margin for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 was primarily a result of run-off of the non-strategic loan portfolios coupled with lower reinvestment rates on investments and commercial loans, partially offset by improved deposit pricing. For the nine months ended September 30, 2013, the net interest margin was 2.96 percent, down from 3.14 for the comparable period in 2012. The decline in net interest margin for the nine month period of 2013 was primarily driven by lower reinvestment rates on investments, run-off of the non-strategic loan portfolios, and lower yielding commercial loans, somewhat offset by improved pricing on deposits.

Table 1—Net Interest Margin

	Three Months Ended September 30
	2013	2012
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.69%	3.81%
Retail loans	4.06	4.30

Total loans, net of unearned income	3.85	4.01

Loans held-for-sale	3.23	3.68
Investment securities:
U.S. treasuries	0.09	0.11
U.S. government agencies	2.56	3.01
States and municipalities	0.55	1.44
Other	4.20	4.22

Total investment securities	2.63	3.04

Capital markets securities inventory	2.91	2.69
Mortgage banking trading securities	10.36	11.31
Other earning assets:
Federal funds sold	1.01	1.00
Securities purchased under agreements to resell (a)	(0.11)	0.07
Interest bearing cash	0.21	0.20

Total other earning assets	0.07	0.15

Interest income / total earning assets	3.41%	3.64%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.20%	0.31%
Other interest-bearing deposits	0.09	0.17
Time deposits	1.55	1.89

Total interest-bearing core deposits	0.29	0.43
Certificates of deposit $100,000 and more	1.11	1.38
Federal funds purchased	0.25	0.26
Securities sold under agreements to repurchase	0.13	0.17
Capital markets trading liabilities	2.41	1.87
Other short-term borrowings	0.39	0.14
Term borrowings	2.03	1.70

Interest expense / total interest-bearing liabilities	0.58	0.64

Net interest spread	2.83%	3.00%
Effect of interest-free sources used to fund earning assets	0.14	0.15

Net interest margin (b)	2.97%	3.15%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	2013 driven by negative market rates on reverse repurchase agreements.
(b)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation—Table 24.

FHN’s net interest margin is expected to remain under pressure during the fourth quarter of 2013 and into 2014, as FHN expects interest rates to remain at historically low levels which will result in continued pressure on yields in the loan portfolios.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the allowance for loan losses (“ALLL”) at a sufficient level reflecting managements’ estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $10.0 million in third quarter 2013 compared to $40.0 million in third quarter 2012. The provision for loan losses for the nine months ended September 30, 2013 was $40.0 million compared to $63.0 million in the comparative period of 2012. Provision expense in both periods of 2012 includes approximately $30.0 million associated with the implementation of regulatory guidance related to discharged bankruptcies. Both periods reflect aggregate improvement in the loan portfolio.

NONINTEREST INCOME

Noninterest income was $150.5 million in third quarter 2013, down $13.1 million from the prior year, largely driven by lower capital markets fixed income revenue, but somewhat mitigated by higher mortgage banking income and an increase in revenues from brokerage, management fees, and commissions. During third quarter 2013 and 2012, noninterest income was 49 percent of total revenue. During the first nine months of 2013, noninterest income decreased to $449.5 million from $524.9 million in 2012, primarily due to declines in capital markets fixed income revenue, and mortgage banking income. For the nine months ended September 30, 2013, noninterest income was 48 percent of total revenue, compared to 50 percent for the nine months ended September 30, 2012.

Capital Markets Noninterest Income

Capital markets noninterest income declined 20 percent and 19 percent during the three and nine months ended September 30, 2013 to $64.3 million and $212.7 million, respectively. Revenue from fixed income sales was down in both periods reflecting less favorable market conditions in 2013, including market volatility and an increase in interest rates beginning in the latter part of the second quarter of 2013. Additionally, uncertainty surrounding potential actions of the Federal Reserve contributed to lower fixed income revenue in 2013. Revenue from other products increased $3.6 million to $9.9 million in third quarter 2013, and increased $11.4 million to $31.8 million during the nine months ended September 30, 2013, due primarily to an increase in revenues from loan trading and related activities. Other product revenues during the nine months ended September 30, 2013, also includes $3.5 million of gains recognized within the non-strategic segment from the reversal of previously established LOCOM valuation adjustments associated with TRUP loan payoffs.

Table 2—Capital Markets Noninterest Income

	Three Months Ended September 30		Percent	Nine Months Ended September 30		Percent
(Dollars in thousands)	2013	2012	Change	2013	2012	Change
Noninterest income:
Fixed income	$54,428	$74,488	(27)%	$180,916	$241,999	(25)%
Other product revenue	9,855	6,285	57%	31,795	20,430	56%

Total capital markets noninterest income	$64,283	$80,773	(20)%	$212,711	$262,429	(19)%

Certain previously reported amounts have been reclassified to agree with current presentation.

Deposit Fee Income

Deposit transactions and cash management income declined 4 percent to $29.3 million in third quarter 2013 and declined 5 percent to $85.2 million during the nine months ended September 30, 2013. The decline in both comparative periods was due to lower NSF fee income which was driven by lower volume from a decrease in small balance deposit accounts, a refinement of sort order processes, and overall changes in consumer behavior.

Mortgage Banking Noninterest Income

Mortgage banking income is primarily comprised of servicing income related to legacy mortgage banking operations and fair value adjustments to the mortgage warehouse. Mortgage banking income increased to $14.5 million in third quarter 2013 from $10.4 million in third quarter 2012. During the nine months ended September 30, 2013, mortgage banking income decreased $14.2 million, or 33 percent, to $29.4 million.

Servicing income, which includes fees for servicing mortgage loans, changes in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. Total servicing income increased to $17.8 million in third quarter 2013 from $12.2 million in third quarter 2012, largely driven by an increase in net hedging results, but somewhat offset by a decline in servicing fees. During third quarter 2013, FHN signed a definitive agreement to sell substantially all remaining legacy mortgage servicing, and as a result of the valuation adjustment reflecting the terms of the agreement, positive net hedging results increased to $12.9 million from $4.5 million in third quarter 2012. Servicing fees declined 21 percent during the quarter ended September 30, 2013 to $10.9 million consistent with the mortgage servicing portfolio decline.

Total servicing income for the first nine months of 2013 was $34.6 million compared to $43.1 million in 2012, driven by a decline in servicing fees, somewhat mitigated by increased net hedging results and a reduction in the negative impact of runoff on the value of MSR. For the nine months ended September 30, 2013, servicing fees declined 23 percent to $35.3 million, which is directionally consistent with the decline in balances of the servicing portfolio. Net hedging results increased during this period, as compared to the prior year, as the valuation adjustment reflecting the terms of the definitive agreement to sell servicing more than offset more narrow spreads between swap and mortgage rates in 2013 relative to 2012. The negative impact to the value of MSR that is attributable to runoff was $17.0 million and $18.2 million in the first nine months of 2013 and 2012, respectively.

Mortgage banking income also includes fair value adjustments to the legacy mortgage warehouse, origination income, and other income. Negative fair value adjustments to the mortgage warehouse for the three and nine months ended September 30, 2013 were $1.4 million and $3.6 million, respectively. The fair value adjustment in third quarter 2013 was largely associated with credit risk while the year-to-date adjustments were primarily driven by interest rate increases that occurred in second quarter 2013. The negative valuation adjustment in third quarter 2012 was $3.5 million and was $1.2 million for the nine months ended September 30, 2012 as both periods were more significantly affected by changes in credit risk. Origination income in 2013 declined 82 percent for both the quarterly and year-to-date periods as FHN shifted from originations to a referral fee-based model. For both the three and nine months ended September 30, 2013, other mortgage banking income included a $2.2 million charge associated with estimated costs for obligations related to the agreement to sell mortgage servicing. The nine months ended September 30, 2012 include charges associated with contingencies related to prior servicing sales.

Table 3—Mortgage Banking Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30		Percent	September 30		Percent
	2013	2012	Change	2013	2012	Change
Noninterest income (thousands):
Origination income	$293	$1,622	(82)%	$690	$3,750	(82)%
Mortgage warehouse valuation	(1,441)	(3,470)	58%	(3,636)	(1,204)	NM
Servicing income/(expense):
Servicing fees	10,854	13,778	(21)%	35,265	45,964	(23)%
Change in MSR value—runoff	(5,989)	(6,049)	1%	(16,980)	(18,212)	7%
Net hedging results (a)	12,935	4,486	NM	16,275	15,383	6%

Total servicing income	17,800	12,215	46%	34,560	43,135	(20)%
Other (b)	(2,192)	6	NM	(2,192)	(2,078)	(5)%

Total mortgage banking noninterest income	$14,460	$10,373	39%	$29,422	$43,603	(33)%

	As of September 30,		Percent
	2013	2012	Change
Mortgage banking statistics (millions):
Servicing portfolio—owned (first lien mortgage loans) (c)	$13,784	$17,536	(21)%

NM—not meaningful

(a)	Three and nine months ended September 30, 2013, includes an increase in net hedging results driven by the mark to the terms of the mortgage servicing sale agreement.
(b)	Three and nine months ended September 30, 2013, includes a negative adjustment as a result of estimated costs for obligations associated with the agreement to sell servicing. Nine months ended September 30, 2012, includes a $2.4 million negative adjustment related to contingencies for prior servicing sales.
(c)	Excludes foreclosed assets.

Noninterest income from brokerage, management fees and commissions was $10.9 million and $30.8 million, respectively, for the three and nine months ended September 30, 2013, an increase of 25 percent and 19 percent, respectively, from the comparative periods in 2012. Trust services and investment management income also increased in 2013 relative to the prior year, resulting in a 10 percent improvement in third quarter 2013 and a 9 percent improvement for the first nine months of 2013. Both categories benefited from FHN’s strategic focus on growing these businesses through new customers and also referrals from wealth management for trust services.

During the nine month period ended September 30, 2012, FHN recognized a $5.1 million gain on sale of a venture capital investment.

Other Noninterest Income

Other income and commissions decreased $2.2 million for the quarter ended September 30, 2013 to $24.2 million largely driven by $.8 million of interest associated with a tax refund and $1.2 million gain on the sale of bank branches recognized in third quarter 2012.

For the nine months ended September 30, 2013, other income and commissions decreased $7.6 million to $69.8 million compared to the same period in 2012. Bankcard income declined 7 percent, or $1.1 million, to $15.5 million in 2013. The decrease in bankcard income relates to incentives received from Visa in 2012 and are not anticipated for 2013 due to transaction volume. All other income decreased $5.3 million to $11.2 million for the nine months ended September 30, 2013 compared to 2012. Significant drivers of the decrease relate to $3.0 million gains on the sales of bank properties, a $2.3 million gain related to the resolution of a legal matter, and $1.0 million of interest associated with a tax refund which were all recognized in 2012. The following table provides detail regarding FHN’s other income.

Table 4—Other Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Other income:
Bankcard income	$5,303	$5,298	$15,484	$16,618
Other service charges	3,707	3,263	10,296	9,768
Bank owned life insurance	3,560	4,293	12,978	13,724
ATM interchange fees	2,680	2,579	7,691	7,804
Deferred compensation	2,160	1,966	3,475	4,065
Electronic banking fees	1,607	1,589	4,754	4,927
Letter of credit fees	1,171	1,072	3,866	3,966
Other	3,996	6,280	11,230	16,535

Total	$24,184	$26,340	$69,774	$77,407

NONINTEREST EXPENSE

Total noninterest expense increased 65 percent to $433.6 million in third quarter 2013 which was primarily the result of a $200.0 million charge to the repurchase and foreclosure provision in 2013, which more than offset a decline in personnel expenses relative to third quarter 2012.

During the three and nine months ended September 30, 2013, repurchase and foreclosure provision expense was $200.0 million, compared to $0 and $299.3 million for the three and nine months ended September 30, 2012. In second quarter 2012, FHN recorded $250.0 million of repurchase and foreclosure provision expense related to the revision of repurchase obligations for alleged breaches of representations and warranties related to mortgage loans sold to Fannie Mae and the Federal Home Loan Mortgage Corporation (“FHLMC”, “Freddie Mac”, or “Freddie”). In third quarter 2013, FHN recorded $200.0 million of repurchase and foreclosure provision expense as additional information, obtained leading up to the DRA, encompassed a broader population of loans. The provision included the impact of the DRA, estimates for future loss not included in the DRA, and estimates for future loss related to Freddie Mac. (See the discussion of FHN’s repurchase obligations within the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section of MD&A and Note 10 – Contingencies and Other Disclosures for additional details.)

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, declined $21.8 million during the quarter ended September 30, 2013, to $132.2 million. The decrease in personnel expenses relative to third quarter 2012, is largely driven by a $9.7 million reduction in pension costs resulting from the freeze of the pension plans on December 31, 2012, a decline in variable compensation associated with lower fixed income sales revenue, and a decrease in severance-related costs associated with restructuring, repositioning, and efficiency initiatives. Additionally, headcount reductions relative to the prior year also contributed to lower personnel expenses.

Foreclosed real estate expenses were $.5 million in third quarter compared to $3.0 million in third quarter 2012 due to declines in negative valuation adjustments and lower property preservation costs. Contract employment expenses decreased $.9 million to $9.2 million during third quarter 2013 due to lower sub-servicing costs as a result of volume reductions consistent with the run-off of the servicing portfolio. FDIC premium expense was $4.6 million in third quarter 2013, down from $7.5 million in 2012.

All other expenses were $26.8 million and $30.0 million in third quarter 2013 and 2012, respectively. The decrease in all other expenses was primarily the result of a reduction in litigation-related charges in 2013 relative to 2012, and a $2.6 million decrease due to a decline in expense from tax credit investments as third quarter 2012 included an impairment of a tax credit investment. These decreases were partially offset by an increase in Advertising expense of $1.4 million in third quarter 2013 related to product branding initiatives associated with FTB Advisors. In third quarter 2012, FHN recorded a $1.8 million favorable adjustment to franchise taxes and a $1.8 million gain related to clean-up calls for first lien securitizations.

For the nine months ended September 30, 2013, total noninterest expenses decreased 19 percent from 2012 to $901.5 million largely driven by decreases in the repurchase and foreclosure provision, personnel expenses, and litigation-related expenses, partially offset by an increase in legal and professional fees.

Personnel expense declined $77.1 million for the nine months ended September 30, 2013, from $479.0 million in 2012 to $401.9 million. The decrease in personnel expenses is largely driven by a $29.9 million reduction in pension costs, a decline in capital markets variable compensation, and lower severance-related costs relative to the same period in the prior year. A 6 percent decline in average headcount also contributed to lower personnel expenses.

During the nine months ended September 30, 2013, repurchase and foreclosure provision expense declined to $200.0 million from $299.3 million, as discussed above. In second quarter 2012, FHN recorded $250.0 million to the repurchase and foreclosure provision.

Legal and professional fees increased $11.2 million to $37.9 million for the nine months ended September 30, 2013 driven by an increase in costs related to litigation matters and also various consulting projects throughout the organization compared to the prior year.

For the nine months ended September 30, 2013, expenses related to foreclosed real estate and contract employment declined $5.8 million and $5.3 million, respectively. FDIC premium expense was $15.7 million for the first nine months of 2013, down from $20.7 million in 2012.

All other expenses declined $29.8 million for the nine months ended September 30, 2013, from $108.6 million in 2012 to $78.8 million. This decline was largely driven by a reduction in litigation-related charges in the current year relative to 2012, as well as a $5.4 million decrease in expenses from tax credit investments. Advertising expenses increased $2.0 million during the nine months ended September 30, 2013, as described above. During the nine months ended September 30, 2012, FHN had several favorable adjustments which affected trends for the comparative year-to-date period including a $1.8 million favorable adjustment to franchise taxes and a $1.8 million gain related to clean-up calls for first lien securitizations. Other expenses in 2012 included $3.4 million in ancillary expenses associated with legacy mortgage wind-down activities and a $2.8 million charge related to the write-off of unrecoverable servicing advances. The following table provides detail regarding FHN’s other expense.

Table 5—Other Expense

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Other expense:
Advertising and public relations	$5,486	$4,121	$13,554	$11,524
Other insurance and taxes	3,215	1,327	9,337	7,656
Tax credit investments	3,079	5,635	9,040	14,457
Travel and entertainment	2,400	2,009	6,620	6,308
Employee training and dues	1,244	1,032	3,727	3,354
Customer relations	1,204	1,027	3,737	3,230
Supplies	950	881	2,710	2,731
Bank examination costs	819	816	2,476	2,415
Loan insurance expense	490	578	1,533	1,803
Federal services fees	276	323	840	972
Losses from litigation and regulatory matters	229	6,760	6,299	29,013
Other	7,376	5,478	18,926	25,108

Total	$26,768	$29,987	$78,799	$108,571

INCOME TAXES

FHN recorded an income tax benefit based on the loss from continuing operations of $31.1 million in third quarter 2013, compared to an income tax provision of $5.3 million in third quarter 2012 on net pre-tax income. The effective tax rate for the quarters ended September 30, 2013 and 2012, was approximately 23 percent and 16 percent, respectively. During the nine months ended September 30, 2013, FHN recorded an income tax provision based on losses from continuing operations of $1.6 million compared to an income tax benefit of $72.3 million for the first nine months of 2012.

In 2013, FHN’s tax calculations were based on the forecasted results of operations for the year, including forecasted tax preference items. FHN’s tax calculations for 2012 were based on actual results of operations through September 30, 2012, including tax preference items. Due to the difference in pre-tax earnings between 2013 and 2012 and the change in methodology, the comparison of the tax rate from period to period will not provide meaningful information.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2013, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $451.4 million and $145.3 million, respectively, resulting in a net DTA of $306.1 million at September 30, 2013, compared with $249.6 million at September 30, 2012. The increase in the DTA is largely due to a decline in unrealized gains on available-for-sale securities relative to the prior year.

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

As of September 30, 2013, FHN had federal income tax net operating loss (“NOL”) and tax credit carryforwards and state income tax NOL carryforwards, which will expire in varying amounts between 2029 and 2033 and federal capital loss carryforwards, which will expire in 2017. FHN established a valuation allowance of $12.6 million against its state NOL carryfowards and $51.7 million against its capital loss carryforwards as of September 30, 2013. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred income tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Changes in tax laws and rates could also affect recorded DTAs and DTLs in the future. Management is not aware of the enactment of any such changes that would have a material effect on the company’s results of operations, cash flows or financial position.

RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

FHN continues to refine its business mix in order to focus on higher-return core businesses and explore opportunities to reduce operating costs. The net charges from restructuring, repositioning, and efficiency activities were $3.4 million in third quarter 2013 compared to $2.6 million in third quarter 2012. For the nine months ended September 30, 2013 and 2012, net charges were $4.5 million and $6.2 million, respectively. Components of the 2013 charges primarily relate to severance and other adjustments associated with FHN’s voluntary separation program, $2.2 million related to estimated costs for obligations associated with a definitive agreement to sell substantially all remaining legacy mortgage servicing, as well as a gain associated with the final settlement of Msavers in first quarter 2013. Significant charges recognized during 2012 include $4.8 million of severance costs related to efficiency initiatives throughout the organization and a $2.3 million negative adjustment related to prior servicing sales.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and nine months ended September 30, 2013 and 2012, are presented in the following table based on the income statement line item affected. See Note 18—Restructuring, Repositioning, and Efficiency for additional information.

Table 6—Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Noninterest income:
Mortgage banking	$(2,192)	$—	$(2,192)	$(2,287)
Gain on divestiture	115	—	115	200

Total noninterest income/(loss)	(2,077)	—	(2,077)	(2,087)

Noninterest expense:
Employee compensation, incentives, and benefits	1,160	2,730	2,620	4,769
Occupancy	38	41	416	(134)
Legal and professional fees	—	—	—	15
All other expense	369	—	369	17

Total noninterest expense	1,567	2,771	3,405	4,667

Loss before income taxes	(3,644)	(2,771)	(5,482)	(6,754)
Income from discontinued operations	250	180	985	569

Net impact resulting from restructuring, repositioning, and efficiency initiatives	$(3,394)	$(2,591)	$(4,497)	$(6,185)

STATEMENT OF CONDITION REVIEW

Total period-end assets were $24.2 billion on September 30, 2013, compared to $25.7 billion on September 30, 2012, and $25.5 billion on December 31, 2012. Average assets for the third quarter of 2013 decreased to $24.2 billion from $25.1 billion a year earlier. The decline in average assets is primarily attributable to a decline in loan balances and derivative assets, partially offset by an increase in interest bearing cash.

EARNING ASSETS

Earning assets consist of loans, loans HFS, investment securities, and other earning assets. Earning assets averaged $21.5 billion in 2013 down 3 percent from $22.2 billion a year earlier. A more detailed discussion of the major line items follows. Unless otherwise indicated, references below to balances for 2012 refer to balances at September 30, 2012, or for the third quarter of 2012 rather than December 31, 2012, or for the fourth quarter of 2012.

Loans

Period-end loans were $15.4 billion as of September 30, 2013 compared to $16.5 billion as of September 30, 2012, and $16.7 billion as of December 31, 2012. Average loans for third quarter 2013 were $15.7 billion compared to $16.4 billion in third and fourth quarters 2012. The decline in period-end and average loan balances were primarily driven by lower balances of loans to mortgage companies.

Table 7—Average Loans

	September 30, 2013		September 30, 2012		December 31, 2012		3Q13 changes vs
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	3Q12	4Q12
Commercial:
Commercial, financial, and industrial	$7,888,297	50%	$8,237,939	50%	$8,330,961	51%	(4)%	(5)%
Commercial real estate	1,215,586	8	1,272,012	8	1,237,774	7	(4)%	(2)%

Total commercial	9,103,883	58	9,509,951	58	9,568,735	58	(4)%	(5)%

Retail:
Consumer real estate (a)	5,502,825	35	5,819,620	35	5,757,724	35	(5)%	(4)%
Permanent mortgage (b)	721,554	5	805,580	5	788,428	5	(10)%	(8)%
Credit card, OTC and other	323,551	2	277,154	2	288,412	2	17%	12%

Total retail	6,547,930	42	6,902,354	42	6,834,564	42	(5)%	(4)%

Total loans, net of unearned	$15,651,813	100%	$16,412,305	100%	$16,403,299	100%	(5)%	(5)%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of September 30, 2013 and 2012, and December 31, 2012, include $359.1 million, $438.0 million, and $415.5 million of restricted and secured real estate loans, respectively.
(b)	Balances as of September 30, 2013 and 2012, and December 31, 2012, include $12.1 million, $15.9 million, and $14.0 million of restricted and secured real estate loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 87 percent of total commercial loans in both 2013 and 2012. C&I loans decreased 4 percent, or $.3 billion, from third quarter 2012, which was primarily the result of a decline in loans to mortgage companies. The decline in loans to mortgage companies is largely driven by higher mortgage rates in 2013 compared to 2012. Commercial real estate loans declined $56.4 million from third quarter 2012 to $1.2 billion in 2013 as the commercial real estate market remains soft and the non-strategic components continue to wind down. Average CRE loans were favorably impacted in 2013 by the MNB acquisition in second quarter 2013.

Total retail loans declined 5 percent, or $354.4 million from a year ago, to $6.5 billion in 2013. The consumer real estate portfolio (home equity lines and installment loans) declined $316.8 million, to $5.5 billion as the continued wind-down of portfolios within the non-strategic segment outpaced growth in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $84.0 million to $721.6 million in 2013 driven by runoff, but partially mitigated by loans added to this portfolio due to the exercise of clean-up calls related to off-balance sheet securitization trusts in first quarter 2013. Credit Card, OTC, and Other increased $46.4 million to $323.6 million in 2013.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Investment securities increased $63.3 million from $1.1 billion on September 30, 2012 to $1.2 billion on September 30, 2013 and averaged $3.2 billion in both 2013 and 2012, representing 15 percent of earning assets in 2013 compared to 14 percent in 2012. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment. See Note 3 – Investment Securities for additional detail.

Loans Held-for-Sale (“HFS”)

Loans HFS consists of the mortgage warehouse, student, small business, and home equity loans. The average balance of loans HFS decreased $35.4 million from 2012 and averaged $378.3 million in 2013. The decrease in average loans was primarily attributable to sales of small business loans throughout the year offset somewhat by a larger mortgage warehouse from Government Sponsored Enterprises (“GSE”) repurchase activity. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business and mortgage loans repurchased pursuant to requests from investors (primarily GSEs), averaged $351.5 million in 2013 compared to $347.2 million in 2012, and comprised over 90 percent of loans HFS in 2013.

Other Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.3 billion in 2013 and $2.2 billion in 2012 as a $135.3 million increase in interest-bearing cash (primarily excess Fed balances) and a $62.1 million increase in securities purchased under agreements to resell (“asset repos”), more than offset a $33.6 million decrease in capital markets securities inventory. The level of asset repos used in Capital Markets fixed income trading activity is generally correlated with the level of Capital Markets trading liabilities (short-positions) as securities collateral from repo transactions are used to fulfill trades. Capital markets securities inventory increased $.1 billion from $1.2 billion on September 30, 2012 to $1.3 billion on September 30, 2013.

Core Deposits

Core deposits were $15.7 billion on September 30, 2013 and 2012. Average core deposits increased 5 percent from $15.3 billion in 2012 to $16.0 billion in 2013. The increase in core deposits was primarily driven by an 8 percent increase in interest-bearing deposits partially offset by a 3 percent decline in noninterest-bearing deposits. The increase in interest-bearing deposits was due to an increase in Promontory Insured deposits, an increase in deposits associated with the MNB acquisition, and a shift of customer deposits from non-interest bearing accounts due to the expiration of unlimited FDIC coverage for non-interest bearing accounts under the Transaction Account Guarantee (“TAG”) program which expired on December 31, 2012.

Short-Term Funds

Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) decreased $910.6 million to $3.0 billion during third quarter 2013. This decrease was largely the result of a $724.1 million decline in average other short-term borrowings which was the result of elevated FHLB borrowings in third quarter 2012 due to deposit fluctuations and higher loans to mortgage companies. Average FFP, which currently is composed primarily of funds from correspondent banks, was $1.1 billion in 2013 compared to $1.4 billion in 2012. FFP fluctuates depending on the amount of excess funding of correspondents. These declines were partially offset by increases in the average balance of securities sold under agreements to repurchase and capital markets trading liabilities of $64.7 million and $53.8 million, respectively. Average certificates of deposit (“CDs”) greater than $100,000 increased $24.1 million in 2013, as CDs acquired as part of the MNB acquisition more than offset a decline in jumbo public fund and corporate CDs. On average, short-term purchased funds accounted for 14 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2013 compared to 18 percent in 2012.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. On September 30, 2013, term borrowings were $1.8 billion compared to $2.3 billion on September 30, 2012. Average term borrowings decreased 21 percent to $1.8 billion in 2013 from $2.3 billion in 2012. The decline in average term borrowings primarily relates to $350.0 million of subordinated notes that matured during the second quarter of 2013, a decline in restricted/secured borrowings due to regular principal pay downs, and a decline in the fair value of derivatives hedging debt.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity was $2.4 billion on September 30, 2013 compared to $2.5 billion on September 30, 2012. The decrease in period-end equity was driven by the repurchase of shares under the share repurchase program mentioned below, a decline in unrealized gains associated with the AFS securities portfolio within accumulated other comprehensive income, and the impact of the 2013 net loss on retained earnings, partially offset by the first quarter 2013 issuance of $100 million of Series A non-cumulative perpetual preferred stock (approximately $96 million net of offering costs). Average equity declined $48.4 million, to $2.5 billion in 2013.

In fourth quarter 2011, FHN launched a share repurchase program which enabled FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to market conditions. As of September 30, 2013, this program authorizes total purchases of up to $300 million. Since inception through September 30, 2013, FHN has repurchased $262.7 million of common shares under this program.

The following table provides a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2013	September 30, 2012	December 31, 2012
Shareholder’s equity	$2,137,862	$2,236,723	$2,214,041
Regulatory adjustments:
Goodwill and other intangibles	(132,517)	(131,850)	(128,639)
Net unrealized (gains)/losses on AFS securities	(11,164)	(63,923)	(55,250)
Minimum pension liability	187,544	180,607	201,593
Noncontrolling interest—FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	200,000	200,000
Disallowed servicing assets	(7,477)	(8,192)	(7,638)
Disallowed deferred tax assets	(113,485)	(66,355)	(77,714)
Other	(438)	(434)	(433)

Tier 1 capital	$2,555,141	$2,641,392	$2,640,776
Tier 2 capital	449,578	570,429	571,232

Total regulatory capital	$3,004,719	$3,211,821	$3,212,008

	September 30, 2013		September 30, 2012		December 31, 2012
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	13.26%	$2,555,141	13.15%	$2,641,392	13.10%	$2,640,776
First Tennessee Bank National Association (a)	15.29	2,922,639	15.46	3,080,650	15.64	3,122,204
Total
First Horizon National Corporation	15.59	3,004,719	15.99	3,211,821	15.94	3,212,008
First Tennessee Bank National Association (a)	17.64	3,370,157	18.31	3,649,130	18.49	3,691,056
Tier 1 Common (b)
First Horizon National Corporation	10.19	1,964,701	10.69	2,146,576	10.65	2,145,960

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 14.82 percent and 16.24 percent, respectively, at September 30, 2013.
(b)	Refer to the Non-GAAP to GAAP Reconciliation – Table 24.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of September 30, 2013, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Most capital ratios declined in 2013 relative to 2012 due to the impacts of the 2013 net loss on retained earnings, share repurchases and the related dividend from FTBNA to FHN, as well as the adoption of the revised Market Risk Capital Rules which required FHN and FTBNA to change the methodology for calculating the risk-weighted assets related to trading assets. These negative impacts were partially offset in Tier 1 Capital and Total Capital for FHN due to the positive impact of the preferred stock issuance in first quarter 2013. The Total Capital ratio for both FHN and FTBNA were negatively impacted by a reduction in the amount of Tier 2 qualifying subordinated debt as that debt approaches maturity. Through 2013 and into 2014, capital ratios are expected to remain strong and significantly above current well-capitalized standards. Refer to the discussion of rules that will impact capital ratios for the industry in the Market Uncertainties and Prospective Trends section of MD&A.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during third quarter 2013:

Table 9—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2013
July 1 to July 31	*	$12.09	*	31,838
August 1 to August 31	N/A	N/A	N/A	31,838
September 1 to September 30	51	11.06	51	31,787

Total	52	$11.06	52

N/A—Not applicable

*	Amount is less than 1

Compensation Plan Programs:

•

A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment announced on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On September 30, 2013, the maximum number of shares that may yet be purchased under the program was 31.8 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2013.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2013
July 1 to July 31	N/A	N/A	N/A	$86,958
August 1 to August 31	3,528	$11.34	3,528	$46,958
September 1 to September 30	854	11.32	854	$37,289

Total	4,382	$11.34	4,382

N/A—Not applicable

(a)	Represents total costs including commissions paid. Average price paid per share for the quarter was $11.33 excluding commissions.

Other Programs:

•

On October 17, 2011, FHN announced a $100 million share purchase authority that would expire on August 31, 2012. As of September 30, 2013, the share purchase authority had been increased to $300 million and the expiration had been extended to January 31, 2014. The repurchases reported for the third quarter 2013 include the settlement of the $40 million prepaid share repurchase arrangement FHN entered into in second quarter 2013. As of September 30, 2013, $262.7 million in purchases had been made under this authority at an average price per share of $9.26, or $9.24 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY—Trend Analysis of third quarter 2013 to third quarter 2012

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Retail loans are composed of consumer real estate; permanent mortgage;

and credit card and other. FHN has a concentration of loans secured by residential real estate (40 percent of total loans), the majority of which is in the consumer real estate portfolio (35 percent of total loans). Industry concentrations are discussed under the heading C&I below. Key asset quality metrics for each of these portfolios can be found in Table 12 – Asset Quality by Portfolio.

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s 2012 Annual Report on Form 10-K in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 27 and continuing to page 35. There were no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings in third quarter 2013.

On June 7, 2013, FHN acquired substantially all of the assets and liabilities of MNB from the FDIC. The acquisition included approximately $249 million of loans. These loans were initially recorded at fair value which incorporates expected credit losses in accordance with Accounting Standards Codification Topic related to Business Combinations (“ASC 805”) resulting in no carryover of allowance for loan loss from the acquiree. See Note 2—Acquisitions and Divestitures and Note 4—Loans for additional information regarding the acquisition.

At acquisition, FHN designated certain loans as purchase credit impaired (“PCI”) loans. PCI loans are loans that have experienced deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured. PCI loans were identified based on a review of the current performance status, asset quality indicators, and internal risk grades. On September 30, 2013, the unpaid principal balance and the carrying value of PCI loans were $67.2 million and $48.8 million, respectively. These loans were initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flows include all contractually expected amounts (including interest) and incorporate an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. Generally, PCI loans will not be reported as nonperforming loans, troubled debt restructurings (if pooled), or impaired loans unless there has been an other-than-temporary decline in the fair value of a loan below amortized cost or if it is probable that a loan has become impaired in periods subsequent to the acquisition. A majority of the PCI loans are included in the commercial real estate portfolio segment.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $7.7 billion on September 30, 2013, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and certain neighboring states that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. Table 10 provides the composition of the C&I portfolio by industry as of September 30, 2013 and 2012. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10—C&I Loan Portfolio by Industry

	September 30, 2013		September 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$1,603,286	21%	$1,572,599	19%
Healthcare	766,046	10	624,967	7
Loans to mortgage companies	732,701	9	1,636,683	19
Manufacturing	689,042	9	662,775	8
Wholesale trade	650,013	8	681,523	8
Retail trade	483,889	6	488,242	6
Real estate rental & leasing (a)	485,810	6	435,299	5
Other (transportation, education, arts, entertainment, etc) (b)	2,336,155	31	2,364,362	28

Total C&I loan portfolio	$7,746,942	100%	$8,466,450	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent.

As of September 30, 2013, finance and insurance, the largest component, represents 21 percent of the C&I portfolio. The healthcare industry balances have grown to 10 percent of the C&I portfolio, as FHN has been strategically focused on growing several components within the healthcare industry. The balances of loans to mortgage companies were 9 percent of the C&I portfolio and include volumes related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates, includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Thirty percent of the C&I category was sensitive to impacts on the financial services industry. Except as discussed, on September 30, 2013, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component of the C&I portfolio, which includes bank-related loans and TRUPs (i.e., long term unsecured loans to bank and insurance-related businesses), has been stressed in prior years but has seen the stronger borrowers stabilize as there have been upgrades within the TRUPs and bank stock portfolio. The finance and insurance category also includes approximately $700 million of asset-based lending to consumer finance companies.

TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of September 30, 2013, five TRUPs relationships have elected interest deferral, down from seven in 2012. Since third quarter 2012, one TRUP that was on interest deferral was sold while another was redeemed in third quarter 2013. The average size of a trust preferred loan is approximately $9 million.

As of September 30, 2013, the UPB of trust preferred loans totaled $402.3 million ($246.0 million of bank TRUPs and $156.3 million of insurance TRUPs) with the UPB of other bank-related loans totaling $85.7 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPs of $29.4 million, total reserves (ALLL plus the LOCOM) for TRUPs and other bank-related loans were $44.3 million or 9 percent of outstanding UPB.

C&I Asset Quality Trends

During 2013, performance of the C&I portfolio continued to improve although at a slower pace than in 2012, with a positive shift in the risk rating assignments and lower loss rates as commercial borrowers continue to adapt to the current operating environment and net charge-offs have remained relatively low. As a result, the ALLL declined $15.2 million to $91.4 million as of September 30, 2013. The allowance as a percentage of period-end loans declined to 1.18 percent in 2013 from 1.26 percent in 2012. The decline was related to a lower ALLL because of improvement from a year ago. Allowance to net charge-offs increased to 14.16 percent from 5.17 percent in third quarter 2012 due to a decrease in net charge-offs. Net charge-offs as a percentage of average loans decreased to 0.08 percent from 0.25 percent. Nonperforming C&I loans decreased $47.9 million to $102.7 million on September 30, 2013. The sale and redemption of two TRUP loans that were on interest deferral amounting to $16.1 million (including LOCOM) contributed to this decline. The nonperforming loan (“NPL”) ratio decreased to 1.33 percent in 2013 from 1.78 percent in 2012.

Commercial Real Estate

The CRE portfolio was $1.2 billion on September 30, 2013. Balances between the periods were affected by run-off which more than offset the loans acquired from MNB. This portfolio is segregated between income CRE loans which contain loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and residential CRE loans. Subcategories of income CRE consist of apartments (25 percent), retail (22 percent), office (14 percent), industrial (11 percent), hospitality (11 percent), land/land development (6 percent), and other (11 percent). A substantial portion of the income CRE class was originated through and continues to be managed by the regional bank. The income CRE loans showed improvement as property stabilization and strong sponsors have positively affected performance. FHN does not capitalize interest or fund interest on distressed properties. The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family detached homes, condominiums, and town homes.

Originations for the residential CRE loans through national construction lending ceased in early 2008 and balances have steadily decreased since that time. Active lending in the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle.

CRE Asset Quality Trends

Performance of CRE loans improved in third quarter 2013 as market conditions improved and sponsors and guarantors provided additional financial support to borrowers as needed. Allowance as a percentage of loans decreased to .94 percent in 2013 from 2.22 percent in 2012. Outstanding balances declined 5 percent from third quarter 2012 and the level of allowance declined $16.4 million from 2012 to $11.0 million in third quarter 2013. A small amount of net recoveries were recognized in 2013 and net charge-offs were $3.2 million in 2012. The level of nonperforming loans decreased 61 percent to $25.0 million as of September 30, 2013, or to 2.13 percent of total CRE loans. The decline in nonperforming loans is primarily attributable to the regional banking portion of the portfolio. Delinquencies were up slightly which was largely related to CRE loans acquired from MNB.

RETAIL LOAN PORTFOLIOS

Regulatory Focus on Consumer Loan Accounting and Reporting

In first quarter 2012, the OCC issued interagency guidance related to ALLL estimation and nonaccrual practices, and risk management policies related to junior lien loans. As a result, FHN modified its nonaccrual policies in first quarter 2012 to place current second liens on nonaccrual if the first lien is owned or serviced by FHN and is 90 or more days past due. For non FHN-serviced first liens, beginning in second quarter 2013, FHN received information from a third party vendor regarding the performance status of those first liens and placed stand-alone second liens on nonaccrual if the first lien was 90 days or more past due or had been modified. Nonperforming loans for the quarter ended September 30, 2013 as a result of fully implementing this regulatory guidance, were approximately $65 million and were largely concentrated in the consumer real estate portfolio.

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

Because of the composition of FHN’s residential real estate portfolios, these changes most significantly impacted the consumer real estate portfolio segment. The level of nonperforming loans and TDRs in the consumer real estate and permanent mortgage portfolios were affected by these regulatory actions as of September 30, 2013, relative to September 30, 2012, amounts.

Consumer Real Estate

The consumer real estate portfolio was $5.5 billion on September 30, 2013, and is primarily composed of home equity lines and installment loans including restricted and secured balances (loans consolidated per amendments to ASC 810 and on-balance sheet securitizations). The largest geographical concentrations of balances as of September 30, 2013, are in Tennessee (54 percent) and California (about 10 percent) with no other state representing greater than 3 percent of the portfolio. At origination, approximately 50 percent of the consumer real estate portfolio was in a first lien position. At origination, the weighted average original FICO score of this portfolio was 743 and refreshed FICO scores averaged 735 as of September 30, 2013. Generally, performance of this portfolio is affected by life events when borrowers have been impacted, the level of unemployment, and home prices.

HELOCs comprise $2.9 billion of the consumer real estate portfolio. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of September 30, 2013, approximately 75 percent of FHN’s HELOCs are in the draw period. Based on when draw periods are scheduled to end per the line agreement, it is expected that $1.6 billion, or 71 percent of HELOCs currently in the draw period will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, loans in the repayment period tend to perform like the remainder of the portfolio. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11—HELOC Draw To Repayment Schedule

	September 30, 2013		September 30, 2012
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$233,544	11%	$235,092	9%
13-24	409,135	19%	283,918	11%
25-36	329,839	15%	451,996	17%
37-48	373,098	17%	367,704	14%
49-60	221,635	10%	454,641	17%
>60	633,926	28%	833,574	32%

Total	$2,201,177	100%	$2,626,925	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in third quarter 2013 when compared with 2012 as the higher-risk non-strategic portfolio runs off and is replaced by new, higher-quality originations within the regional bank. However the implementation of regulatory changes in 2012 and continuing into 2013 somewhat offset improvement in certain asset quality metrics. The ALLL increased $4.9 million to $120.8 million in 2013 driven by increase in TDR reserves from a year ago. The allowance as a percentage of loans increased 19 basis points to 2.21 percent of loans as of September 30, 2013 driven by run-off of the balances combined with an increase in the ALLL. The balance of nonperforming loans was $122.0 million and $55.3 million as of September 30, 2013 and 2012, respectively. As of September 30, 2013, NPL’s include approximately $65 million related to the impact of placing stand-alone second liens on nonaccrual if the first lien is 90 or more days past due or has been modified. Loans delinquent 30 or more days and still accruing improved to 1.05 percent of the consumer real estate portfolio in third quarter 2013 compared to 1.46 percent in 2012 primarily due to runoff of the non-strategic segment and new originations within the bank to strong borrowers, loss mitigation activities and improved overall performance. The net charge-offs ratio decreased 367 basis points to .87 percent of average loans. While a majority of the decline from third quarter 2012 related to the implementation of regulatory guidance for discharged bankruptcies, there was also improved borrower performance as well as stronger underlying collateral values.

Permanent Mortgage

The permanent mortgage portfolio was $.7 billion on September 30, 2013. In first quarter 2013 and third quarter 2012, FHN exercised cleanup calls related to first lien securitizations resulting in the addition of mortgage loans to this portfolio, substantially all of which were performing upon exercise. Natural run-off combined with the impact of the exercise of cleanup calls resulted in a net decrease in portfolio balances of $107.8 million from 2012. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. Approximately 25 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse.

The ALLL remained flat at $25.6 million as of September 30, 2013. Troubled debt restructuring (“TDR”) reserves comprise a significant majority of the ALLL for the permanent mortgage portfolio. Accruing delinquencies decreased by $5.7 million to $17.3 million. NPLs increased by $2.9 million to $37.0 million in 2013 from 2012, mainly due to loans acquired through exercise of cleanup calls in third quarter 2012 and first quarter 2013 that were delinquent and migrated to NPL status in third quarter 2013. Net charge-offs decreased $1.6 million to $.5 million during 2013.

Credit Card and Other

The credit card and other portfolios were $.3 billion on September 30, 2013, and primarily include credit card receivables, automobile loans, and to a lesser extent OTC construction loans and other consumer-related credits. In 2013, FHN charged-off $2.1 million of credit card and other consumer loans compared with $2.4 million during 2012. The allowance increased slightly to $7.0 million as of September 30, 2013. Loans 30 days or more delinquent decreased from 1.43 percent in 2012 to 1.11 percent in 2013.

The following table provides additional asset quality data by loan portfolio:

Table 12—Asset Quality by Portfolio

	September 30
	2013	2012
Key Portfolio Details
C&I
Period-end loans ($ millions)	$7,747	$8,466
30+ Delinq. % (a)	0.11%	0.30%
NPL %	1.33	1.78
Charge-offs % (qtr. annualized)	0.08	0.25
Allowance / loans %	1.18%	1.26%
Allowance / charge-offs	14.16x	5.17x
Commercial Real Estate (b)
Period-end loans ($ millions)	$1,174	$1,230
30+ Delinq. % (a)	0.60%	0.26%
NPL %	2.13	5.18
Charge-offs % (qtr. annualized)	NM	1.00
Allowance / loans % (c)	0.94%	2.22%
Allowance / charge-offs	NM	2.14x
Consumer Real Estate
Period-end loans ($ millions)	$5,458	$5,736
30+ Delinq. % (a)	1.05%	1.46%
NPL % (d)	2.23	0.96
Charge-offs % (qtr. annualized) (e)	0.87	4.54
Allowance / loans %	2.21%	2.02%
Allowance / charge-offs (e)	2.54x	0.44x
Permanent Mortgage
Period-end loans ($ millions)	$698	$806
30+ Delinq. % (a)	2.48%	2.86%
NPL %	5.30	4.22
Charge-offs % (qtr. annualized)	0.29	1.06
Allowance / loans %	3.66%	3.17%
Allowance / charge-offs	12.26x	2.98x
Credit Card and Other
Period-end loans ($ millions)	$332	$286
30+ Delinq. % (a)	1.11%	1.43%
NPL %	0.42	0.64
Charge-offs % (qtr. annualized)	2.61	3.37
Allowance / loans %	2.09%	2.22%
Allowance / charge-offs	0.82x	0.68x

Certain previously reported amounts have been reclassified to agree with current presentation.

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	Third quarter 2013 includes $136.4 million related to MNB acquisition.
(c)	Third quarter 2013 decline is primarily related to MNB loans that were acquired at fair value and that do not carry allowance.
(d)	Third quarter 2013 NPL levels affected by the impact of placing second liens on nonaccrual based on third party data obtained on the performance status of non-FHN serviced first liens in second quarter 2013.
(e)	Third quarter 2012 includes the impact of charge-offs associated with the implementation of regulatory guidance related to discharged bankruptcies.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 9 percent to $255.7 million on September 30, 2013, from $281.7 million on September 30, 2012. The allowance attributable to individually impaired loans was $74.6 million compared to $81.7 million on September 30, 2013 and 2012, respectively. Continued aggregate improvement in borrowers’ financial conditions in 2013 contributed to the decline in the ALLL from a year ago. The overall portfolio composition has changed with about a $675 million decline in the non-strategic balances from third quarter 2012. As loans with higher levels of probable incurred loss content have been removed from the portfolio, the allowance estimate results in lower required reserves. Additionally, the remaining portfolio has improved as commercial problem loan borrowers continue to adapt to the operating environment, FHN has been proactively identifying and working with problem borrowers. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.66 percent on September 30, 2013, from 1.71 percent on September 30, 2012.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased to $40.0 million in 2013 from $63.0 million in 2012. Approximately $30 million of the third quarter 2012 provision was associated with implementation of regulatory guidance related to discharged bankruptcies.

FHN expects asset quality trends to be relatively stable for the remainder of 2013 and into early 2014; that expectation depends upon a continued economic recovery, among other things, which may or may not occur. The C&I portfolio is expected to continue to show positive trends but the rate of improvement will likely continue to slow and short-term variability is possible. The CRE portfolio should be relatively stable as FHN has observed property values stabilizing and guarantors have demonstrated willingness and improved capacity to support borrowers. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to wind down and will have less of an impact on the overall credit metrics in the future in comparison to prior periods. Continued improvement in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are highly correlated with unemployment trends and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs were $16.2 million in third quarter 2013 compared with $79.3 million in 2012. The ALLL was 3.97 times net charge-offs for 2013 compared with .89 times net charge-offs for 2012 and the net charge-offs to average loans ratio decreased from 1.92 percent in 2012 to 0.41 percent in 2013 due to a 80 percent decline in net charge-offs. $40.0 million of consumer net charge-offs recognized in third quarter 2012 was associated with the implementation of regulatory guidance related to discharged bankruptcies. Net charge-offs for all the portfolios declined in 2013 and were primarily attributable to improved performance of the loan portfolio and continued reduction of the non-strategic portfolio.

Commercial loan net charge-offs were $1.6 million in 2013 compared to $8.4 million due to both lower charge-offs and higher recoveries.

The retail portfolios contributed to a $56.2 million decline in consolidated net charge-offs. Net charge-offs of consumer real estate loans declined $54.4 million to $12.0 million in third quarter 2013, with the majority attributable to the non-strategic segment. The decline was due in part to improvement in the portfolio but also because 2012 included approximately $40 million of charge-offs associated with discharged bankruptcies. Permanent mortgage net charge-offs declined $1.6 million and credit card and other net charge-offs decreased $.2 million from a year ago.

The following table provides consolidated asset quality information for the three months ended September 30, 2013 and 2012:

Table 13—Asset Quality Information

	Three Months Ended September 30
(Dollars in thousands)	2013	2012
Allowance for loan losses:
Beginning balance on June 30	$261,934	$321,051
Provision for loan losses (a)	10,000	40,000
Charge-offs (b)	(26,046)	(87,022)
Recoveries	9,822	7,715

Ending balance on September 30 (Restricted -$3.2 million on September 30, 2013, and $4.4 million on September 30, 2012)	$255,710	$281,744

Reserve for remaining unfunded commitments	2,956	4,572
Total allowance for loan losses and reserve for unfunded commitments	$258,666	$286,316

	As of September 30
	2013	2012
Nonperforming Assets by Segment
Regional Banking:
Nonperforming loans (c)	$118,507	$152,477
Foreclosed real estate (d) (e)	33,593	16,000

Total Regional Banking	152,100	168,477

Non-Strategic:
Nonperforming loans (c)	164,534	150,635
Nonperforming loans held-for-sale before fair value adjustment (f)	143,972	94,265
Foreclosed real estate (d)	16,437	34,589

Total Non-Strategic	324,943	279,489

Corporate:
Nonperforming loans (g)	5,001	2,426

Total Corporate	5,001	2,426

Total nonperforming assets	$482,044	$450,392

Loans and commitments:
Total period-end loans, net of unearned income (Restricted—$.1 billion on September 30, 2013 and 2012)	$15,408,556	$16,523,783
Less: Insured retail residential and construction loans (h)	(23,349)	(48,067)

Loans excluding insured loans	$15,385,207	$16,475,716
Foreclosed real estate from government insured mortgages	21,596	20,190
Potential problem assets (i)	412,435	569,960
Loans 30 to 89 days past due	60,324	100,493
Loans 30 to 89 days past due—guaranteed portion (j)	139	59
Loans 90 days past due	33,846	38,990
Loans 90 days past due—guaranteed portion (j)	371	128
Loans held-for-sale 30 to 89 days past due	18,000	16,888
Loans held-for-sale 30 to 89 days past due—guaranteed portion (j)	12,114	10,327
Loans held-for-sale 90 days past due	47,077	43,963
Loans held-for-sale 90 days past due—guaranteed portion (j)	41,574	35,397
Remaining unfunded commitments (millions)	9,048	7,891
Average loans, net of unearned (Restricted—$.1 billion on September 30, 2013 and 2012)	$15,651,813	$16,412,305

Allowance and net charge-off ratios
Allowance to total loans	1.66%	1.71%
Allowance to nonperforming loans in the loan portfolio	0.89x	0.92x
Allowance to loans excluding insured loans	1.66%	1.71%
Allowance to annualized net charge-offs (b)	3.97x	0.89x
Nonperforming assets to loans and foreclosed real estate (k)	2.19%	2.15%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.87%	1.85%
Total annualized net charge-offs to average loans (b) (l)	0.41%	1.92%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Third quarter 2012 includes approximately $30 million of loan loss provision associated with implementation of regulatory guidance.

(b)	Third quarter 2012 includes approximately $40 million of charge-offs associated with implementation of regulatory guidance.
(c)	Third quarter 2013 includes the impact of placing second liens on nonaccrual in second quarter 2013 based on third party data obtained on the performance status of non-FHN serviced first liens.
(d)	Excludes foreclosed real estate from government-insured mortgages.
(e)	Third quarter 2013 includes approximately $21 million of MNB foreclosed real estate.
(f)	The average negative fair value mark was approximately 53% of unpaid principal balance as of third quarter 2013 and 2012.
(g)	Third quarter 2013 increase related to loans acquired through the exercise of clean-up calls in third quarter 2012 and first quarter 2013 that have migrated to NPL status.
(h)	Whole-loan insurance has been obtained on certain retail residential and construction loans.
(i)	Includes past due loans.
(j)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(k)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(l)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

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

Total nonperforming assets (including NPLs HFS) increased to $482.0 million on September 30, 2013, from $450.4 million on September 30, 2012. Nonperforming assets (excluding NPLs HFS) decreased to $338.1 million on September 30, 2013, from $356.1 million on September 30, 2012. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) increased to 2.19 percent in 2013 from 2.15 percent in 2012 due to a 7 percent decline in total loans in 2013. Portfolio nonperforming loans declined $17.5 million to $288.0 million on September 30, 2013, largely driven by improvement in the commercial portfolios that was partially offset by the increase in the consumer portfolio related to the impact of continued implementation of regulatory guidance related to junior lien loans.

Nonperforming C&I loans decreased to $102.7 million in 2013 from $150.6 million in 2012. Commercial real estate NPLs decreased $38.7 million to $25.0 million in 2013. Consumer nonperforming loans increased to $160.3 million from $91.2 million in 2012, with $66.6 million of the increase related to the consumer real estate portfolio. The increase in nonperforming loans within the consumer portfolio was the result of the impact of placing second liens on nonaccrual based on third party data obtained on the performance status of non-FHN serviced first liens in second quarter 2013. Nonperforming loans classified as HFS increased $49.7 million to $144.0 million before negative fair value adjustments of $78.0 million on September 30, 2013. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves. The increase in nonperforming loans HFS are due to higher GSE repurchase activity—a majority of which are severely delinquent at the time of repurchase.

The ratio of ALLL to NPLs in the loan portfolio decreased to .89 times in 2013 compared to .92 times in 2012 driven by lower allowance. Because individually impaired collateral dependent loans are charged down to net realizable value, this ratio becomes skewed as these loans are included in nonperforming loans but reserves for these loans are typically not carried in the ALLL as impairment is charged off. The individually impaired collateral dependent loans that do not carry reserves were $85.7 million on September 30, 2013, compared with $128.6 million on September 30, 2012. Consequently, NPLs in the loan portfolio for which reserves are actually carried were $202.4 million as of September 30, 2013. Charged-down individually impaired collateral dependent loans represented 30 percent of nonperforming loans in the loan portfolio as of September 30, 2013.

The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $50.0 million as of September 30, 2013, from $50.6 million as of September 30, 2012. Table 14 provides an activity rollforward of foreclosed real estate balances for September 30, 2013 and 2012. The inflows of assets into foreclosure status in 2013 were the result of the MNB foreclosed assets that were acquired during second quarter 2013. Excluding foreclosed assets acquired from MNB, both inflows of other assets into foreclosure and the amount disposed declined in 2013 when compared with 2012. The decline is primarily due to FHN’s continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Also contributing to this decline is industry response to scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies and delays in court proceedings in many states. Negative adjustments to the fair value of foreclosed assets decreased $4.6 million between the periods to $3.3 million in 2013. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 14—Rollforward of Foreclosed Real Estate

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Beginning balance (a) (b)	$51,342	$48,916	$41,767	$68,884
Valuation adjustments	(327)	(2,732)	(3,279)	(7,873)
New foreclosed property	4,540	11,901	9,760	25,986
Acquired foreclosed property (b)	—	—	22,364	—
Capitalized expenses	—	181	23	589
Disposals:
Single transactions	(5,525)	(7,677)	(20,605)	(33,953)
Bulk sales	—	—	—	(3,044)

Ending balance, September 30 (a)	$50,030	$50,589	$50,030	$50,589

a)	Excludes foreclosed real estate related to government insured mortgages.
b)	Beginning balance for three months ended September 30, 2013 and acquired foreclosed property for nine months ended September 30, 2013 have been re-presented due to purchase accounting adjustments made in third quarter 2013.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due decreased to $33.8 million on September 30, 2013, from $39.0 million on September 30, 2012. Loans 30 to 89 days past due decreased $40.2 million to $60.3 million on September 30, 2013. The decrease of past due loan balances are mainly due to loss mitigation activities and overall improvement in performance of the consumer real estate and C&I portfolios.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Office of the Comptroller of the Currency (“OCC”) for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $412.4 million on September 30, 2013, $410.1 million on June 30, 2013, and $570.0 million on September 30, 2012. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

Consumer Loan Modifications

Although FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government, FHN does modify consumer loans using the parameters of Home Affordable Modification Program (“HAMP”). Generally, a majority of loans modified under any such proprietary programs are classified as TDRs. In 2012, the OCC clarified that the discharge of personal liability through bankruptcy proceedings should be considered a concession as bankruptcy evidences financial difficulty. As a result, FHN classified all non-reaffirmed residential real estate loans discharged through Chapter 7 bankruptcy as nonaccruing TDRs beginning in third quarter 2012.

Within the HELOC and R/E installment loan classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Permanent mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. After 5 years the interest rate steps up 1 percent every year thereafter until it reaches the Freddie Mac Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

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

On September 30, 2013 and 2012, FHN had $385.3 million and $371.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $61.3 million and $60.0 million, or 16 percent of TDR balances, as of September 30, 2013 and 2012. Additionally, FHN had restructured $193.0 million and $171.9 million in UPB of loans HFS as of September 30, 2013 and 2012, respectively. The rise in TDRs from 2012 resulted from increased consumer loan modifications of troubled borrowers in an attempt to prevent foreclosure and to mitigate losses to FHN. The consumer real estate portfolio, permanent mortgage portfolio and HFS TDRs increased by $59.4 million which more than offset the decrease in the commercial portfolio TDRs of $24.1 million from a year ago.

The following table provides a summary of TDRs for the periods ended September 30, 2013 and 2012:

Table 15—Troubled Debt Restructurings

	As of September 30, 2013		As of September 30, 2012
(Dollars in thousands)	Number	Amount	Number	Amount
Held to maturity:
Permanent mortgage:
Current	181	$102,371	164	$93,078
Delinquent	8	5,776	8	5,814
Non-accrual (a)	134	35,889	131	31,815

Total permanent mortgage	323	144,036	303	130,707

Consumer real estate:
Current	1,159	123,104	959	108,834
Delinquent	59	5,691	32	3,629
Non-accrual (b)	1,165	41,606	1,370	33,018

Total consumer real estate	2,383	170,401	2,361	145,481

Credit card and other:
Current	276	593	344	853
Delinquent	18	55	23	60
Non-accrual	—	—	—	—

Total credit card and other	294	648	367	913

Commercial loans:
Current	26	22,016	35	29,851
Delinquent	—	—	6	3,903
Non-accrual	53	48,220	66	60,549

Total commercial loans	79	70,236	107	94,303

Total held to maturity	3,079	385,321	3,138	371,404

Held-for-sale: (c)
Current	460	101,462	444	102,062
Delinquent	189	36,948	143	26,359
Non-accrual (d)	231	54,627	182	43,441

Total held-for-sale	880	193,037	769	171,862

Total troubled debt restructurings	3,959	$578,358	3,907	$543,266

(a)	Balances as of September 30, 2013 and 2012 include $14.5 million and $13.3 million, respectively, of discharged bankruptcies.
(b)	Balances as of September 30, 2013 and 2012 include $30.0 million and $21.8 million, respectively, of discharged bankruptcies.
(c)	Loans HFS are reported above at UPB and are accounted for at elected fair value. The average negative fair value mark was approximately 53% of UPB as of third quarter 2013 and 2012.
(d)	Balances as of September 30, 2013 and 2012 include $27.6 million and $21.3 million, respectively, of discharged bankruptcies.

RISK MANAGEMENT

Except as discussed below, there have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 44 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, which section is incorporated into this report by this reference.

MARKET RISK MANAGEMENT

FHN is exposed to market risk related to the trading securities inventory maintained by its Capital Markets division in connection with its fixed income distribution activities. Market risk is the risk of loss in the value of the fixed income trading securities inventory due to changes in market prices. Various types of securities inventory positions are procured for distribution to customers by the sales staff. When these securities settle on a delayed basis, they are considered forward contracts. Refer to the “Determination of Fair Value—Trading securities and trading liabilities” section of Note 17—Fair Value of Assets & Liabilities beginning on page 69 of this report, which section is incorporated into MD&A by this reference.

FHN’s market risk appetite is approved by the Executive and Risk Committee of the Board of directors and executed through management policies and procedures of the Asset Liability Committee, (“ALCO”) and the FTN Financial Risk Committee. These policies contain various market risk limits including, for example, overall balance sheet size limits for Capital Markets, Value-at-Risk (“VaR”) limits for the trading securities inventory, and individual position limits and sector limits for products with credit risk, among others. Risk measures are computed and reviewed on a daily basis to ensure compliance with market risk management policies.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 16—VaR and SVaR Measures

	Three months ended September 30, 2013			Nine months ended September 30, 2013			As of September 30,
(Dollars in thousands)	Mean	High	Low	Mean	High	Low	2013
1-day
VaR	$1,237	$1,886	$597	$1,495	$3,145	$597	$1,092
SVaR	2,894	4,072	1,658	4,712	9,991	1,658	2,900
10-day
VaR	4,017	5,844	1,519	4,614	10,297	1,519	4,205
SVaR	8,564	22,731	3,921	13,485	25,423	3,921	8,210

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 17—Schedule of Risks Included in VaR

	As of September 30, 2013
(Dollars in Thousands)	1-day	10-day
Interest rate risk	$637	$1,845
Credit spread risk	772	2,367

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

Net Interest Income Simulation Analysis

The information provided in this section, including the discussion regarding the outcomes of simulation analysis and rate shock analysis, is forward-looking. Actual results, if the assumed scenarios were to occur, could differ because of interest rate movements, the ability of management to execute its business plans, and other factors, including those presented in the Forward-Looking Statements section of this MD&A.

Management uses interest rate exposure models to formulate strategies to improve balance sheet positioning, earnings, or both, within FHN’s interest rate risk, liquidity, and capital guidelines. FHN uses simulation analysis as its primary tool to evaluate interest rate risk exposure. This type of analysis computes net interest income at risk under a variety of market interest rate scenarios to dynamically identify interest rate risk exposures exclusive of the potential impact on fee income. This risk management simulation, which considers forecasted balance sheet changes, prepayment speeds, deposit mix, pricing impacts, and other changes in the net interest spread, provides an estimate of the annual net interest income at risk for given changes in interest rates. The results help FHN develop strategies for managing exposure to interest rate risk. Like any risk management technique creating simulated outcomes for a range of given scenarios, interest rate simulation modeling is based on a number of assumptions and judgments. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates, and on- and off-balance sheet hedging strategies. Management believes the assumptions used and scenarios selected in its simulations are reasonable. Nevertheless, simulation modeling provides only a sophisticated estimate, not a precise calculation, of exposure to any given changes in interest rates.

The simulation models used to analyze net interest income create various at-risk scenarios looking at assumed increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At September 30, 2013, the interest rate environment remained at a low level. Under these market conditions, traditional scenarios estimating the impact of declining rates are not meaningful. Accordingly, declining rate shock scenarios (including minus 25 basis points and minus 200 basis points) that had been modeled in prior periods were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve. Based on the rate sensitivity position on September 30, 2013, net interest income exposure over the next 12 months to a rate shock of plus 200 basis points is estimated to be a favorable variance of approximately10 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of approximately negative 1.5 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

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

Derivatives

In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) to manage the risk of loss arising from adverse changes in the fair value of certain financial instruments generally caused by changes in interest rates including capital markets’ securities inventory, certain term borrowings, and certain loans. Additionally, capital markets or the bank may enter into derivative contracts in order to meet customers’ needs. However, such derivative contracts are typically offset with a derivative contract entered into with an upstream counterparty in order to mitigate risk associated with changes in interest rates.

Prior to September 30, 2013, derivatives were used to protect against unfavorable changes in the fair value of MSR and other retained assets resulting from changes in interest rates.

Other than the impact related to the immediate change in market value of the balance sheet these simulation models and related hedging strategies exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 15 – Derivatives for additional discussion of these instruments.

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

Since 2008, FHN has significantly reduced its reliance on unsecured wholesale borrowings. Currently, the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is repurchase agreement transactions accounted for as secured borrowings with the bank’s business customers or capital markets’ broker dealer counterparties.

ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. As a general rule, FHN strives to maintain excess liquidity equivalent to 15 percent or more of total assets.

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. Prior to 2013 a temporary program made unlimited the deposit insurance available to non-interest bearing accounts; that program expired on December 31, 2012. The ratio of total loans, excluding loans HFS and restricted real estate loans and secured borrowings, to core deposits decreased to 96 percent in September 30, 2013, from 102 percent in September 30, 2012, as an increase in core deposits outpaced growth in the loan portfolio.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in 2015. As of September 30, 2013, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, which was eligible for inclusion in Tier 1 Capital. Beginning in 2015, Tier 1 Capital treatment for these securities will begin phasing out. FHN also maintains $.4 billion of borrowings which are secured by retail residential real estate loans in consolidated and nonconsolidated securitization trusts.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of September 30, 2013, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $201.5 million as of September 30, 2013, compared to negative $297.3 million at September 30, 2012. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay a common dividend to FHN in the amount of $100 million in April 2012 and $180 million in January 2013. FTBNA has applied for and received approval from the OCC to declare and pay preferred dividends each quarter in 2013 and 2012.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.05 per common share on October 1, 2013, compared to $.01 per common share on October 1, 2012. Additionally, in October the Board approved a $.05 per common share cash dividend payable on January 1, 2014, to shareholders of record on December 13, 2013. FHN paid a cash dividend of $1,550.00 per preferred share on October 10, 2013, and in October the Board approved a $1,550.00 per preferred share cash dividend payable on January 10, 2014, to shareholders of record on December 26, 2013.

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

The following table provides FHN’s most recent credit ratings:

Table 18—Credit Ratings

	Standard & Poor’s (a)	Moody’s (b)	Fitch (c)
First Horizon National Corporation
Overall credit rating: long-term/outlook	BBB-/Negative	Baa3/Stable	BBB-/F3/Stable
Long-term senior debt	BBB-	Baa3	BBB-
Subordinated debt	BB+	Baa1	BB+
Trust preferred capital securities (d)	BB	Ba2	B+
Preferred stock	BB	Ba3	B
First Tennessee Bank National Association
Overall credit rating: long-term/outlook	BBB/A-2/Negative	Baa2/P-2/Stable	BBB-/F3/Stable
Long-term/short-term deposits	BBB/A-2	Baa2/P-2	BBB/F3
Long-term/short-term senior debt	BBB/A-2	Baa2/P-2	BBB-/F3
Subordinated debt	BBB-	Baa3	BB+
Preferred stock	BB+	Ba2	B
FT Real Estate Securities Company, Inc.
Preferred stock	BB+	Ba1

A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.

(a)	Last change in ratings was on April 23, 2009; outlook changed to Negative on June 28, 2012; ratings/outlook affirmed December 11, 2012.
(b)	Last change in ratings was on October 25, 2013.
(c)	Last change in ratings was on December 13, 2012; ratings/outlook affirmed October 21, 2013.
(d)	Guaranteed preferred beneficial interest in First Horizon’s junior subordinated debentures issued through a wholly-owned unconsolidated business trust.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2013 and 2012. The level of cash and cash equivalents decreased $81.4 million during 2013 compared to an increase of $57.4 million in 2012. In 2013, cash used by financing activities more than offset cash provided by investing and operating activities, and in 2012 cash provided by financing and operating activities more than offset cash used by investing activities.

Net cash used by financing activities was $1.8 billion in 2013, while financing activities provided $284.8 million of cash during 2012. In 2013, cash was negatively affected by declining deposits and a decrease in short-term borrowings due to the payoff of FHLB borrowings, as well as $411.0 million in maturities and payments of term borrowings and $91.4 million of common shares repurchased. This cash outflow was somewhat mitigated by the cash inflow from the preferred stock issuance that provided $95.6 million in net proceeds. In 2012, significant inflows of FHLB borrowings as a result of deposit fluctuations and an increase in loans to mortgage companies more than offset cash outflows related to payments and maturities of term borrowings and cash paid to repurchase common stock.

Net cash provided by investing activities was $1.6 billion in 2013 compared to net cash used of $339.8 million in 2012. In 2013, declining loan balances, a decline in interest-bearing cash, and $50.9 million in cash receipts related to the MNB acquisition favorably affected cash provided by investing activities. These cash inflows were somewhat offset by activity related to the AFS securities portfolio which resulted in a $130.9 million net decrease in cash as securities purchased outpaced maturities and sales. Cash used by investing activities in 2012 was the result of a $291.0 million increase in loan balances coupled with a net increase in the AFS securities portfolio. Net cash provided by operating activities was $114.2 million and $112.4 million in 2013 and 2012, respectively. Operating cash flows in 2013 were positively affected by cash-related net income items which more than offset an $84.9 million net decrease in cash related to capital market activities and $72.2 million of changes in operating assets and liabilities that negatively affected cash flows. In 2012, operating cash flows were favorably affected by cash-related net income items, partially offset by a $270.1 million net decrease in cash related to capital markets activities.

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

For non-recourse loan sales, FHN has exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing to the purchasers, including GSEs, other whole loan purchasers, and the trustee of FH proprietary securitizations. Additionally, FHN has exposure to investors for investment rescission or damages arising from claims that offering documents were materially deficient in the case of loans transferred through FH proprietary securitizations. See “Other FHN Mortgage Exposures and Trends” within this section of MD&A for additional information.

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

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of agency mortgage loans without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for 95 percent of all repurchase requests/make-whole claims received from the third quarter 2008 divestiture of certain mortgage banking operations through third quarter 2013.

In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in First Horizon branded proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the First Horizon brand. As of September 30, 2013, FHN still services substantially all of the remaining loans transferred through FH proprietary securitizations.

The following table summarizes the loan composition of the FH proprietary mortgage securitizations from 2005 through 2007:

Table 19—Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of September 30, 2013
Loan type:
Jumbo	$9,410,499	$2,346,390
Alt-A	17,270,431	5,039,680

Total FH proprietary securitizations	$26,680,930	$7,386,070

Does not include amounts related to consolidated securitization trusts.

(a)	Original principal balances obtained from trustee statements.

The remaining jumbo and Alt-A mortgage loans originated and sold by FHN had weighted average FICO scores at origination of approximately 730 and 714, respectively, and both had weighted average combined loan-to-value (“CLTV”) ratios of approximately 79 percent at origination. Alt-A loans consisted of a variety of non-conforming products that typically have greater credit risk due to various issues such as higher debt to income (“DTI”) ratios, reduced documentation, or other factors. As of September 30, 2013, 10.01 percent of the jumbo mortgage loans were 90 days or more delinquent and 15.71 percent of the Alt-A loans were 90 days or more delinquent.

At September 30, 2013, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At September 30, 2013, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

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

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On September 30, 2013, the active pipeline was $310.7 million, down from $446.3 million from September 30, 2012, with a substantial majority of unresolved repurchase and make-whole claims relating to loans sold to GSEs.

Generally, the amount of a loan subject to a repurchase/make-whole claim or with open MI issues remains in the active pipeline throughout the appeals process with a claimant until parties agree on the ultimate outcome. FHN reviews each claim and MI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, repurchase loan or remit make-whole payment, or reflect cancellation of MI). The Federal Housing Finance Agency (“FHFA”), the conservator of the GSEs, announced directives to “harmonize” the selling and servicing agreements between the GSEs and their approved sellers and/or servicers. Starting January 1, 2013, all appeals of a GSE’s repurchase or make whole request must be submitted within 60 days of the appellant’s receipt of the request. FHFA involvement could lead to additional changes in practices for requesting and resolving repurchase claims as the GSEs continue to attempt to recover losses.

Table 20—Rollforward of the Active Pipeline

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—July 1, 2013	1,091	$210,915	7	$561	—	$—	1,098	$211,476
Additions	1,369	258,425	28	2,642	1	28	1,398	261,095
Decreases	(874)	(176,410)	(8)	(611)	(1)	(28)	(883)	(177,049)
Adjustments (a)	(40)	(8,036)	—	—	—	—	(40)	(8,036)

Ending balance—September 30, 2013	1,546	284,894	27	2,592	—	—	1,573	287,486

Legacy mortgage banking MI cancellation notices:
Beginning balance—July 1, 2013	114	23,180	—	—	—	—	114	23,180
Additions	77	15,832	—	—	—	—	77	15,832
Decreases	(71)	(14,913)	—	—	—	—	(71)	(14,913)
Adjustments (a)	(7)	(918)	—	—	—	—	(7)	(918)

Ending balance—September 30, 2013	113	23,181	—	—	—	—	113	23,181

Total ending active pipeline—September 30, 2013 (b)	1,659	$308,075	27	$2,592	—	$—	1,686	$310,667

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—January 1, 2013	1,486	$300,751	5	$215	—	$—	1,491	$300,966
Additions	3,364	672,923	32	3,119	1	28	3,397	676,070
Decreases	(3,221)	(670,738)	(10)	(742)	(1)	(28)	(3,232)	(671,508)
Adjustments (a)	(83)	(18,042)	—	—	—	—	(83)	(18,042)

Ending balance—September 30, 2013	1,546	284,894	27	2,592	—	—	1,573	287,486

Legacy mortgage banking MI cancellation notices:
Beginning balance—January 1, 2013	160	32,849	—	—	—	—	160	32,849
Additions	252	51,130	—	—	—	—	252	51,130
Decreases	(315)	(66,527)	—	—	—	—	(315)	(66,527)
Adjustments (a)	16	5,729	—	—	—	—	16	5,729

Ending balance—September 30, 2013	113	23,181	—	—	—	—	113	23,181

Total ending active pipeline—September 30, 2013 (b)	1,659	$308,075	27	$2,592	—	$—	1,686	$310,667

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.

Table 20—Rollforward of the Active Pipeline (Continued)

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—July 1, 2012	1,871	$383,829	5	$477	1	$207	1,877	$384,513
Additions	1,305	266,225	5	396	1	301	1,311	266,922
Decreases	(1,145)	(241,558)	(6)	(378)	(2)	(508)	(1,153)	(242,444)
Adjustments (a)	(12)	(1,829)	(1)	(75)	—	—	(13)	(1,904)

Ending balance—September 30, 2012	2,019	406,667	3	420	—	—	2,022	407,087

Legacy mortgage banking MI cancellation notices:
Beginning balance—July 1, 2012	225	46,047	—	—	—	—	225	46,047
Additions	102	21,947	—	—	—	—	102	21,947
Decreases	(137)	(29,814)	—	—	—	—	(137)	(29,814)
Adjustments (a)	2	1,080	—	—	—	—	2	1,080

Ending balance—September 30, 2012	192	39,260	—	—	—	—	192	39,260

Total ending active pipeline—September 30, 2012 (b)	2,211	$445,927	3	$420	—	$—	2,214	$446,347

	1st Liens		2nd Liens		HELOC		TOTAL
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Legacy mortgage banking repurchase/other requests:
Beginning balance—January 1, 2012	1,659	$307,705	4	$211	2	$454	1,665	$308,370
Additions	3,564	752,337	11	1,055	2	508	3,577	753,900
Decreases	(3,204)	(655,136)	(11)	(771)	(4)	(962)	(3,219)	(656,869)
Adjustments (a)	—	1,761	(1)	(75)	—	—	(1)	1,686

Ending balance—September 30, 2012	2,019	406,667	3	420	—	—	2,022	407,087

Legacy mortgage banking MI cancellation notices:
Beginning balance—January 1, 2012	346	75,148	—	—	—	—	346	75,148
Additions	331	70,165	—	—	—	—	331	70,165
Decreases	(525)	(113,163)	—	—	—	—	(525)	(113,163)
Adjustments (a)	40	7,110	—	—	—	—	40	7,110

Ending balance—September 30, 2012	192	39,260	—	—	—	—	192	39,260

Total ending active pipeline—September 30, 2012 (b)	2,211	$445,927	3	$420	—	$—	2,214	$446,347

(a)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(b)	Active pipeline excludes repurchase requests for HELOC and home equity installment loans originated and sold through channels other than legacy mortgage banking.

The following graph depicts inflows into the active pipeline by claimant type for each quarter during 2013 and 2012:

As of September 30, 2013, agencies accounted for a majority of the repurchase/make-whole requests in the active pipeline and 91 percent of the total active pipeline, inclusive of MI cancellation notices and all other claims. Amounts included in All Other Claims typically include requests for additional information from both GSE and non-GSE purchasers, in addition to non-GSE repurchase requests. The increase beginning in fourth quarter 2012 primarily relates to information and documentation type requests from Fannie Mae. For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs versus requests for repurchase. Consistent with originations, a majority of claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from agencies decreased $18.5 million to $156.2 million in third quarter 2013 compared to second quarter 2013 and declined $105.3 million from third quarter 2012. Total MI cancellation notices received declined $6.1 million from a year ago to $15.8 million in 2013.

The most common reasons for GSE repurchase demands are claimed misrepresentations related to missing documents in the loan file, issues related to employment and income (such as misrepresented stated-income or falsified employment documents and/or verifications), and undisclosed borrower debt.

The following tables provide information regarding resolutions (outflows) of the active pipeline during the three and nine months ended September 30, 2013 and 2012:

Table 22—Active Pipeline Resolutions and Other Outflows

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	300	$60,879	559	$119,476
Rescissions or denials	427	86,270	525	113,318
Other, MI, information requests	227	44,813	206	39,465

Total resolutions	954	$191,962	1,290	$272,259

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Number	UPB	Number	UPB
Repurchase, make-whole, settlement resolutions	1,246	$259,739	1,438	$310,413
Rescissions or denials	1,530	318,007	1,401	303,837
Other, MI, information requests	771	160,289	905	155,783

Total resolutions	3,547	$738,035	3,744	$770,033

Total resolutions disclosed in Table 22 – Active Pipeline Resolutions and Other Outflows include both favorable and unfavorable resolutions and are reflected as “decreases” in the Rollforward of the Active Pipeline in Table 20. The UPB of actual repurchases, make-whole, settlement resolutions, which was $60.9 million and $119.5 million during third quarter 2013 and 2012, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When estimating the accrued liability using loss factors based on actual historical experience, FHN has applied cumulative average loss severities ranging between 50 and 60 percent of the UPB of the repurchased loan or make-whole claim. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 23 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $86.3 million and $113.3 million in third quarters 2013 and 2012, respectively, represent the amount of repurchase requests and make-whole claims that FHN was able to resolve without incurring loss. Cumulative average rescission rates have ranged between 45 and 55 percent since the 2008 divestiture. Of the loans resolved in the third quarter of 2013 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 59 percent of the claims compared to 50 percent in 2012. Resolutions related to other, MI, information requests, which were $44.8 million and $39.5 million during third quarter 2013 and 2012, respectively, include providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a repurchase/make-whole claim is submitted and such request is unfavorably resolved.

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

Revised Repurchase Accrual Approach

Beginning in second quarter 2012, information was made available by Fannie Mae to FHN which provided significant insight into their file selection and review process for loans previously sold by FHN to Fannie Mae with repurchase risk. As a result, FHN revised its loss estimate associated with repurchase obligations for loans sold to Fannie Mae and Freddie Mac. Fannie Mae has updated that information quarterly, and FHN has revised its loss estimates correspondingly. Loss estimates for Freddie Mac were and continue to be based on information on FHN’s Fannie Mae exposure and was used to extrapolate FHN’s estimated exposure to Freddie Mac. Therefore, as FHN updated its Fannie Mae estimates FHN has extrapolated its remaining Freddie Mac exposure using similar assumptions of loss content.

The process for estimating the liability for repurchase obligations for the two GSEs as of September 30, 2013, was the result of a three-step approach. First, FHN analyzed loss content associated with outstanding repurchase/make-whole claims currently in the active pipeline. The pipeline is segmented and historical cumulative average loss severities and repurchase rates were applied to estimate losses associated with known requests.

Secondly, FHN estimated probable losses associated with projected requests from Fannie Mae. The ability to project repurchase requests from Fannie Mae resulted from information provided by Fannie Mae that segments the population of FHN loans into three categories: 1) loans that are currently selected for review, 2) liquidated loans that will likely be selected for review in the future, and 3) seriously delinquent loans that will likely be selected for review in the future. Fannie Mae also provided FHN with their average historical repurchase request rates for loans after they have been selected for review. FHN utilized this information to estimate the average historical repurchase rate on the three segments described above that could result in future repurchase requests from Fannie Mae. FHN’s historical average cumulative loss severities and repurchase rates were then applied to the projected repurchase requests to estimate the associated probable losses. Prior to third quarter 2013, FHN’s repurchase loss estimate for loans sold to the GSEs focused on loans sold from 2005 through 2008. In the fourth quarter of 2013, as mentioned above, FHN entered into a DRA with

Fannie Mae resolving certain legacy representation and warranty repurchase obligations associated with loans originated from 2000 to 2008 excluding certain loans FHN no longer services. Under the DRA FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of Fannie Mae’s Charter Act) and FHN continues to have obligations related to mortgage insurance rescissions, cancellations and denials. With respect to covered loans where there has been a prior bulk sale of servicing, FHN is not responsible for mortgage insurance cancellations and denials to the extent attributable to the acts of the current servicer. Refer to Note 10 – Contingencies and Other Disclosures, for additional details.

Lastly, the loss estimate as of September 30, 2013 also includes probable losses for loan populations not included in the DRA including loans sold to Freddie Mac from 2000 through 2008, obligations related to future mortgage insurance cancellations, loans previously included in bulk servicing sales, and other loan sales. The characteristics of the loans sold to Fannie Mae during that timeframe were generally consistent with those sold to Freddie Mac. Additionally, FHN’s trends in repurchase rates and loss severities for Freddie Mac loans have been generally consistent with those experienced for Fannie Mae loans.

In third quarter 2013, FHN recorded $200.0 million of repurchase and foreclosure provision expense as additional information, obtained leading up to the DRA as mentioned above, encompassed a broader population of loans. The provision included the impact of the DRA, estimates for future loss not included in the DRA, and estimates for future loss related to Freddie Mac. Since second quarter 2012, Fannie Mae has updated the information provided to FHN quarterly. Based on the most recent information received and the FHN methodology described above, FHN determined that provision expense of $200 million should be recorded in the third quarter of 2013. Refer to “Critical Accounting Policies” below and to Note 10 – Contingencies and Other Disclosures for additional details.

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

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform and were not material as of September 30, 2013 and 2012.

The following table provides a rollforward of the legacy mortgage repurchase liability during the three and nine months ended September 30, 2013 and 2012:

Table 23—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2013	2012	2013	2012
Legacy Mortgage
Beginning balance	$122,724	$360,460	$232,390	$165,331
Provision for repurchase and foreclosure losses	200,000	—	200,000	299,256
Net realized losses	(28,995)	(68,544)	(138,661)	(172,671)

Balance on September 30	$293,729	$291,916	$293,729	$291,916

The liability for legacy mortgage repurchase and foreclosure losses was $293.7 million and $291.9 million as of September 30, 2013 and 2012, respectively. In third quarter 2013, FHN recognized expense of $200.0 million to the repurchase and foreclosure provision associated with new information received, as mentioned above. In third quarter 2013 compared to 2012, success rates on putbacks on repurchases in the pipeline improved while the loss severity rates have remained generally consistent in both periods.

Net realized losses for the repurchase of first lien loans or make-whole payments were $29.0 million during third quarter 2013 compared with $68.5 million during third quarter 2012. Table 23 reflects net losses on $60.9 million of repurchase, make-whole, and settlement resolutions which are reflected in Table 22 – Active Pipeline Resolutions and Other Outflows. In third quarter 2013, the net realized losses incurred were 48 percent of the UPB of repurchase/make-whole requests resolved. In third quarter 2012, losses were $119.5 million representing a 57 percent actual loss severity.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during third quarter 2013 was $17.8 million compared with $43.6 million during 2012. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet, except to the extent that a delinquent loan is repurchased, in which case the loan is immediately classified as nonperforming.

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

Since second quarter 2012 FHN has been cooperating with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain FHA-insured loans. During second quarter 2013 DOJ and HUD provided FHN with preliminary findings of the investigation, which has focused on a small sample of loans and remains incomplete. FHN has made its own analysis of the sample. No demand or claim has been made of FHN, but this matter has not been resolved. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter and has established no liability for it. Additional information concerning this matter is provided in this Quarterly Report in Note 10—Contingencies and Other Disclosures.

Other FHN Mortgage Exposures and Trends

Although FHN has received no repurchase requests from the trustee of FH proprietary securitizations, as described in Note 10 – Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH proprietary securitizations. These litigation matters are in early stages and have not been resolved; at September 30, 2013, a small liability has been established for one of these lawsuits.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Uncertainties remain surrounding the national economy, the housing market, the regulatory and political environment, U.S. government spending generally and its debt ceiling, and the European financial situation and will continue to present challenges for FHN for the remainder of 2013 and into 2014. Although during most of 2012 and 2013 to date, the national economy exhibited signs of improvement, improvement has been uneven and economic conditions, which remain stressed, could regress. While asset quality at FHN has improved due to active risk management and borrowers adjusting to the prolonged difficult operating environment, external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, despite the significant reduction of legacy national lending operations, the ongoing economic stress and uncertainty in the housing market could affect borrower defaults resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. Economic and political uncertainty could also lead to changes in repurchase practices of GSEs which could result in additional repurchase losses for loans sold subject to repurchase requests from GSEs. See the Repurchase and Related Obligations from Loans Originated for Sale section within MD&A of this report and Critical Accounting Policies beginning on page 64 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2012, and Note 10 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

Although FHN has little direct exposure to Euro-denominated assets or to European debt, major adverse events in Europe could have an indirect impact on FHN. Because the U.S. financial system in many ways is linked to the European financial system, a major adverse event could negatively impact liquidity in the U.S. causing funding costs to rise, or could potentially limit availability of funding through conventional markets in a worst-case scenario. FHN also could be adversely affected by European-triggered events impacting hedging or other counterparties, customers with European businesses and/or assets denominated in the Euro, the U.S. economy, interest rates, inflation/deflation rates, and the regulatory environment should there be a political response to major financial disruptions, all of which could have a financial impact on FHN.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Act”) made a substantial number of significant changes to how financial services companies are regulated. Most of the sweeping changes in the Reform Act are not complete or specific. Overall, the Corporation expects that the Reform Act and its regulations are likely to increase the Corporation’s regulatory compliance and certain other costs significantly, and they are likely to constrain operations and revenues in some respects, perhaps significantly in some areas.

In early July 2013, the OCC and Federal Reserve adopted a final rule that revises their risk-based and leverage capital requirements for banking organizations. The final rule consolidates three separate notices of proposed rulemakings (“NPRs”) previously issued in June 2012, with selected changes. Modifications under the final rule include a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and changes to the risk-weights for certain assets, in addition to other requirements. Compliance with the final rule is required beginning January 1, 2015. Had the final rule been effective as of September 30, 2013, FHN estimates that it would have remained a well-capitalized institution. Under the final rule, based on a preliminary assessment, the tier 1 common regulatory ratio at September 30, 2013, would have decreased by approximately 50 basis points had the amended rule been in effect.

In July 2013, a federal district court ruled that the Federal Reserve exceeded its authority under the so-called Durbin amendment of the Reform Act in setting debit card interchange rates in 2011. The Federal Reserve’s action had reduced prevailing market rates substantially by capping them generally at 21 cents per transaction. The court held that rate cap to be higher than the Reform Act allowed, among other rulings against the Federal Reserve’s 2011 actions. Although the court’s rulings are not complete, it is possible that final, complete rulings by the court could compel the Federal Reserve to further reduce the rate cap substantially and take other detrimental actions. The court’s rulings were appealed and it is not known how this case will finally be resolved. During the first three quarters of 2013, FHN’s revenues from debit card interchange fees averaged just over $5 million per quarter. A substantial further reduction in the rate cap or other significant adverse action likely would result in lower revenues and business practice adjustments.

Governmental Litigation Environment

Like many other banks involved in mortgage lending prior to 2009, FHN is defending various legal actions, and may be facing the possibility of still others, primarily connected with the origination and the sale, securitization, or government insurance of residential mortgage loans. In many of those actions a governmental agency or government-insured agent is or may become the plaintiff. Refer to Note 10 – Contingencies and Other Disclosures for additional information about those pending and prospective matters directly involving FHN. Recently there have been several significant settlements, or reports of potential settlements, with governmental entities that have been publicly reported or publicly announced by several large financial institutions.

As discussed in Note 10, most of the governmental actions, investigations, and claims involving FHN are in relatively early stages. However, the trend of large settlements with governmental entities may adversely affect FHN’s negotiating position in these matters.

Moreover, recently there have been several unfavorable court decisions involving claims by governmental entities related to the sale or securitization of residential mortgage loans. These decisions have, among other things, limited the discovery available to defendants, and, by sanctioning the government’s novel theory as to the application of a federal law enacted in 1989, FIRREA, extended the time period during which the government can bring claims related to mortgages, as well as available remedies.

If these decisions are not appealed, or if they are upheld on appeal, FHN’s litigation position in mortgage-related matters may be adversely affected.

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

FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices of the still-owned portion of FHN’s mortgage servicing portfolio, were outsourced through a three-year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In third quarter 2013 FHN agreed to sell a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing is expected to be transferred to the buyer during the next few months.

The 2008 subservicing agreement expired in August 2011. In 2011, FHN entered into a replacement agreement which was recently amended and extended through 2014 with a new subservicer (the “2011 subservicer”).

In 2011 regulators entered into consent decrees with several institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer was subject to a consent decree and its parent company agreed to pay related monetary sanctions, among other things. In December 2012, the 2008 subservicer, along with certain others, entered into a settlement agreement with the OCC which replaced the consent decree. The new settlement requires remediation for all borrowers with “in-process” foreclosures dating from 2009 or 2010 and certain other foreclosure-avoidance assistance from parties to the settlement. The OCC, through a consultant, commenced the remediation process in April 2013 by mailing checks, which mailing was substantially completed in August 2013, from the settlement pool to eligible borrowers in amounts determined by the OCC. The remediation process should be completed during 2013.

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

Also, as it relates to foreclosure practices, there have been both favorable and unfavorable rulings by courts in various states involving the requirements for the right to foreclose and the sufficiency of recordation of securitized mortgage loans. The ultimate impact of these decisions on the procedures and documentation required to foreclose securitized mortgage loans is not yet fully developed but could be unfavorable. FHN continues to work with its 2011 subservicer, and foreclosure counsel with the goal of ensuring that appropriate proof of ownership and documentation is presented at the time of each foreclosure proceeding.

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

See Note 17 – Fair Value of Assets and Liabilities, the “Determination of Fair Value” section for a description of FHN’s valuation methodology for MSR and excess interests. In third quarter 2013, FHN agreed to sell substantially all of its legacy mortgage servicing, including excess interest. Completion of the sale is contingent upon customary closing conditions and will result in de-recognition of substantially all first lien MSR. FHN used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR and excess interest, as a third-party pricing source in the valuation of these assets. FHN relies primarily on a discounted cash flow model to estimate the fair value of MSR and excess interests. Estimating the cash flow components of net servicing income from the loan and the resultant fair value of the MSR requires FHN to make several critical assumptions based upon current market data. The primary critical assumptions used by FHN to estimate the fair value of excess interests are prepayment speeds and discount rates.

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

Float Income: Estimated float income is driven by expected float balances (principal, interest, and escrow payments that are held pending remittance to the investor or other third-party) and current market interest rates, including the thirty-day London Interbank Offered Rate (“LIBOR”) and five-year swap interest rates, which are updated on a monthly basis for purposes of estimating the fair value of MSR.

Prior to the agreement to sell substantially all legacy mortgage servicing in third quarter 2013, FHN engaged in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery was conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there was no single source of market information that can be relied upon to assess the fair value of MSR or excess interests, FHN reviewed all information obtained during price discovery to determine whether the estimated fair value of MSR was reasonable when compared to market information. FHN determined that the MSR and excess interests valuations and assumptions as of September 30, 2013 and 2012, were reasonable.

The MSR Hedging Committee reviews the overall assessment of the estimated fair value of MSR and excess interests monthly and is responsible for approving the critical assumptions used by management to determine the estimated fair value of FHN’s retained interests. In addition, this committee reviews the source of significant changes to the carrying values each quarter and was responsible for hedges and approving hedging strategies.

Hedging the Fair Value of MSR and Excess Interests

Prior to the agreement to sell substantially all legacy mortgage servicing in third quarter 2013, FHN entered into financial agreements to hedge a substantial portion of its retained interests in order to minimize the effects of loss in value of MSR and excess interests associated with increased prepayment activity that generally results from declining interest rates. See Note 15 – Derivatives for information related to FHN’s hedging of retained interests. The hedges were economic hedges only, and were terminated and reestablished as needed to respond to changes in market conditions. Successful economic hedging helped minimize earnings volatility that resulted from carrying MSR and excess interests at fair value. FHN did not specifically hedge the change in fair value of MSR or excess interests attributed to other risks, including unanticipated prepayments (representing the difference between actual prepayment experience and estimated prepayments derived from the model, as described above), discount rates, cost to service, and other factors. To the extent that these other factors resulted in changes to the fair values, FHN experienced volatility in current earnings due to the fact that these risks were not currently hedged.

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

In addition, FHN has sold certain agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government guaranteed mortgage loan programs due to issues associated with underwriting practices, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and MI, Federal Housing Administration (“FHA”) insurance, or Veterans Administration (“VA”) guaranty. Loans sold with limited recourse include loans sold under government guaranteed mortgage loan programs including the FHA and VA. FHN may absorb losses due to uncollected interest and foreclosure costs and/or limited risk of credit losses in the event of foreclosure of the mortgage loan sold. Generally, the amount of recourse liability in the event of foreclosure is determined based upon the respective government program and/or the sale or disposal of the foreclosed property collateralizing the mortgage loan. Additionally, loss related to repurchase obligations for loans sold with full or limited recourse represent a small amount of FHN’s accrued liability for repurchase obligations.

For loans sold or securitized without recourse, FHN has obligations to either repurchase the loan for its outstanding principal balance or make the purchaser whole for the economic losses of the loan if it is determined that the loan sold was in violation of representations or warranties made by FHN upon closing of the sales. Contractual representations and warranties vary significantly depending upon the transaction and purchaser-type (agency versus private) of the loans transferred. Typical whole loan sales include relatively broad representations and warranties, while FH proprietary securitizations include more limited representations and warranties. A substantial majority of FHN’s accrued liability for repurchase obligations for alleged breaches of representations and warranties relate to mortgage loans sold to GSEs. As of September 30, 2013, FHN has received no repurchase requests from the trustee of FH proprietary securitizations; however, as described in Note 10 – Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH proprietary securitizations. These litigation matters are in early stages and have not been resolved; at September 30, 2013, a small liability has been established for one of these lawsuits.

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

In fourth quarter, FHN entered into a DRA, discussed above, to resolve certain selling representation and warranty repurchase obligations with Fannie Mae. During these discussions, FHN received additional information which was used to estimate repurchase liability levels at quarter-end. That information encompassed a broader population of loans including older vintages and expanded selection criteria from the remaining loan populations. The new information added the origination vintages of 2000 through 2004, expanded the scope of selections, and included estimates for losses from loans in early stage delinquency, modifications, and loans determined to have a higher probability of default. FHN used the new information to estimate losses related to potential repurchase obligations not included in the DRA with Fannie Mae including future MI rescissions, prior bulk servicing sales where FHN is no longer the directly responsible party but still has repurchase obligations, repurchase obligations for loan sales to Freddie Mac, and obligations related to other loan sales. Additionally, FHN continues to monitor claims included in the active pipeline, historical repurchase rates, and loss severities.

Based on currently available information and experience to date, FHN has evaluated its exposure under these obligations and accordingly had reserved for losses of $295.2 million and $293.5 million as of September 30, 2013 and 2012, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimate is based upon currently available information and fact patterns that exist as of the balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability. FHN continues to monitor trends in claims activity, loss severities, success rates, GSE review practices, and MI cancellations in order to assess the adequacy of the repurchase liability. At September 30, 2013, FHN had not accrued for exposure for repurchase of loans related to FH proprietary securitizations arising from claims that FHN breached its representations and warranties made at closing, nor for exposure for investment rescission or damages arising from claims by investors that offering documents under which the loans were securitized were materially deficient.

GOODWILL

In relation to the MNB acquisition on June 7, 2013, FHN recorded $6.2 million in goodwill which has been allocated to the regional banking segment (refer to Note—2—Acquisitions & Divestitures for additional information). There have been no changes to FHN’s policies related to the recognition of goodwill or the impairment assessment processes.

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE

In July 2013, the FASB issued ASU 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Generally, ASU 2013-11 requires that an unrecognized tax benefit should reduce a deferred tax asset (“DTA”) that has been established for a net operating loss (“NOL”), a tax credit carryforward, or other similar tax losses. However, if a filer does not have such carryforwards or similar tax losses at the reporting date, the uncertain tax position should be recorded as a liability. If a filer does have a DTA, but is not required by tax law of the applicable jurisdiction to use the DTA to settle additional taxes from the disallowance of a tax position and that is the filers’ intent, the uncertain tax position should be recognized as a liability in that situation as well and not netted with the DTA. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The provisions of ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The provisions of ASU 2013-11 should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. FHN does not expect the adoption of the provisions of ASU 2013-11 to have a material effect on FHN’s statement of condition, results of operations, or cash flows.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. The provisions of ASU 2013-10 permit the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to U.S. Treasury rates and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The provisions of ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. FHN may apply the provisions of ASU 2013-10 to future hedging relationships.

NON-GAAP Information

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended September 30
(Dollars in thousands)	2013	2012
Net interest income adjusted for impact of fully taxable equivalent (“FTE”) (Non-GAAP)
Net interest income (GAAP)	$158,838	$173,465
FTE adjustment	1,894	1,752

Net interest income adjusted for impact of FTE (Non-GAAP)	$160,732	$175,217

	September 30		December 31
(Dollars in thousands)	2013	2012	2012
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,555,141	$2,641,392	$2,640,776
Less: Noncontrolling interest—FTBNA preferred stock (b)	294,816	294,816	294,816
Less: Preferred stock	95,624	—	—
Less: Trust preferred (c)	200,000	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$1,964,701	$2,146,576	$2,145,960

Risk Weighted Assets
(C) Risk weighted assets (a)	$19,275,526	$20,082,978	$20,153,430

Total Assets
(D) Total assets (GAAP)	$24,193,341	$25,739,830	$25,520,140

Ratios
(B)/(C) Tier 1 common to risk weighted assets (Non-GAAP)	10.19%	10.69%	10.65%
(A)/(D) Tier 1 capital to total assets (GAAP)	10.56%	10.26%	10.35%

(a)	Defined by and calculated in conformity with bank regulations.
(b)	Represents FTBNA preferred stock included in noncontrolling interest. Included in Total equity on the Consolidated Condensed Statements of Condition.
(c)	Included in Term borrowings on the Consolidated Condensed Statements of Condition.

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

Part II.

OTHER INFORMATION

Item 1 Legal Proceedings

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 30 of this Report is incorporated into this Item by reference.

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)	The Issuer Purchases of Common Stock Table, including the explanatory notes, is incorporated herein by reference to Table 9 and the explanatory notes included in Item 2 of Part I—First Horizon National Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 93.

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

Exhibit No.	Description

*4	Instruments defining the rights of security holders, including indentures

**10.1	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 46-49 and pages 182-184 in the Corporation’s 2012 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on May 2, 2013 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2012. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2013 and 2012, and December 31, 2012; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2013 and 2012; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: November 7, 2013	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

Exhibit No.	Description

*4	Instruments defining the rights of security holders, including indentures

**10.1	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 46-49 and pages 182-184 in the Corporation’s 2012 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on May 2, 2013 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2012. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

***32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

***32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

****101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2013 and 2012, and December 31, 2012; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2013 and 2012; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

****101.INS	XBRL Instance Document

****101.SCH	XBRL Taxonomy Extension Schema

****101.CAL	XBRL Taxonomy Extension Calculation Linkbase

****101.LAB	XBRL Taxonomy Extension Label Linkbase

****101.PRE	XBRL Taxonomy Extension Presentation Linkbase

****101.DEF	XBRL Taxonomy Extension Definition Linkbase