Form 10-K
period 2013-12-31
FIRST HORIZON NATIONAL CORP
filed 2014-02-27
CIK 36966

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

- or -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to__________

Commission File Number 001-15185

FIRST HORIZON NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

TENNESSEE	62-0803242
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
165 Madison Avenue, Memphis, Tennessee	38103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 901-523-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
$0.625 Par Value Common Capital Stock	New York Stock Exchange, Inc.
Depositary Shares, each representing a 1/4,000th interest in a	New York Stock Exchange, Inc.
share of Non-Cumulative Perpetual Preferred Stock, Series A

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

At June 30, 2013, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $2.7 billion based on the closing stock price reported for Friday June 28. At January 31, 2014, the registrant had 236,366,197 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2013 Annual Report to shareholders – Parts I, II, and IV

Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 29, 2014 – Part III

PART I

Note on Page Number References

In this report, references to specific pages in FHN’s 2013 Annual Report to shareholders (sometimes referred to as the “2013 Annual Report”), or to specific pages of its consolidated financial statements or the notes thereto, refer to page numbers appearing in Exhibit 13 to this report on Form 10-K.

ITEM 1. BUSINESS

General Overview

First Horizon National Corporation (the “Corporation,” “First Horizon,” “FHN,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and are a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2013, FHN had total consolidated assets of $23.8 billion and ranked 1st in terms of deposit market share among Tennessee-headquartered bank holding companies.

We provide diversified financial services primarily through our principal subsidiary, First Tennessee Bank National Association (the “Bank,” “FTB,” or “FTBNA”), and its subsidiaries. Financial results of operations are reported through segments based on financial accounting and reporting principles rather than the legal structure of the Bank and other subsidiaries. At year-end 2013 FHN has four business segments: regional banking, capital markets, corporate, and non-strategic.

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

The approximate percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income) and consolidated expenses ascribed to each of our segments for the past three years is set forth below. During that period: the Regional Banking segment’s share of total revenues has grown while its share of total expenses has remained relatively flat; Capital Markets’ share of revenues and of expenses has remained relatively constant; and the share of revenues provided by Non-Strategic has fallen.

REVENUE AND EXPENSE MIX ASSOCIATED WITH BUSINESS SEGMENTS

	Revenues			Expenses
	2013	2012	2011	2013	2012	2011
Regional Banking	68%	63%	56%	46%	41%	44%
Capital Markets	23%	26%	25%	20%	19%	25%
Corporate	*	*	4%	6%	7%	8%
Non-Strategic	9%	11%	15%	28%	33%	23%

_____________

* Amount is less than 1%.

Financial and other additional information concerning our segments – including information concerning assets, revenues, and financial results – appears in the response to Item 7 of Part II hereof and Note 21 to the Consolidated Financial Statements contained in our 2013 Annual Report to shareholders. During 2013 approximately 48% of our consolidated revenues were provided by fee and other noninterest income and approximately 52% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2013 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $1.2 billion and contributed the majority of our consolidated revenue from continuing operations. At December 31, 2013, the Bank had $23.8 billion in total assets, $16.7 billion in total deposits, and $15.1 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2013.

At December 31, 2013, FHN’s subsidiaries had over 200 business locations in 21 U.S. states and Hong Kong, excluding off-premises ATMs. Almost all of those locations were bank financial centers and FTN Financial offices.

At December 31, 2013, the Bank had 178 branch locations in five states: 166 branches in the major metropolitan areas of Tennessee discussed in the “Competition” section beginning on page 17 of this report; 2 branches in northwestern Georgia; 7 branches in northwestern Mississippi; 2 branches in North Carolina; and one branch in Virginia. The Bank also has customer-service offices which are not legal bank branches as well as operations and administrative offices. The Bank expects to convert two customer-service offices, in South Carolina and Florida, into branches in 2014.

At December 31, 2013, FTN Financial products and services were offered through 21 offices in total, including 20 offices in 15 states across the U.S. plus an office in Hong Kong. An additional FTN office opened early in 2014.

At December 31, 2013, we provided the following services through our subsidiaries:

•	general banking services for consumers, businesses, financial institutions, and governments
•	through FTN Financial – fixed income sales and trading; underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; loan sales; advisory services; and derivative sales
2

•	discount brokerage and full-service brokerage
•	correspondent banking
•	transaction processing – nationwide check clearing services and remittance processing
•	trust, fiduciary, and agency services
•	credit card products
•	equipment finance
•	investment and financial advisory services
•	mutual fund sales as agent
•	retail insurance sales as agent
•	mortgage banking services

Recent Significant Changes

Over the past six years we have undergone substantial changes. Prior to 2008 our principal businesses were in the areas of regional banking, capital markets, and home mortgage. Our regional banking footprint was in the major Tennessee-based market areas. Our capital markets business, which had primarily institutional customers, was nationwide in scope. We had home mortgage offices across the U.S. and were using those offices to expand our banking business. We had opened over 30 bank branches – more than 15% of our total branches at that time – in selected mortgage markets; we made home equity loans through our mortgage offices; and we made commercial loans in many mortgage markets, mostly to homebuilders. We sometimes refer to these legacy mortgage-driven activities outside of our regional banking markets as our “national” businesses.

Starting in 2007 the economic environment began to worsen significantly, especially in terms of residential real estate transactions and values. That environment became a recession in 2008 and 2009 which in many respects continues to impact the U.S. economy today. In 2007 and 2008 we changed our strategy substantially. During this time we focused on enhancing our credit management processes, improving our efficiency, redirecting resources to support and build our regional banking and capital markets businesses, and eliminating through sale or closure those business units which no longer fit our strategy. Many of those efforts are continuing today. By the end of 2008 most of our national businesses had been sold or closed, including our mortgage businesses outside of Tennessee, our national lending businesses, and all of our national bank branches. We raised significant amounts of equity capital twice in 2008, once by selling common stock in the public markets and later by selling preferred stock and a common stock warrant to the U.S. Treasury. In 2008 and 2009 our loan loss expense climbed to very high levels. In 2010 we raised additional common equity capital as well as senior debt capital while retiring the U.S. Treasury’s preferred stock. Since 2008 we have retired debt, disposed of non-core businesses, grown deposits, shrunk our balance sheet, and become less leveraged.

These actions have changed our company in substantial ways. At the end of 2013 we are a smaller company in terms of assets and liabilities than we were in 2008, with a different business mix and strategic focus. We still hold a substantial amount of legacy national assets, mostly in the form of consumer and commercial loans, which continue to run off. Our efficiency and other re-focus efforts are continuing. Also, we continue to manage potential liabilities stemming from the national business activities conducted before 2009, particularly in the areas of mortgages we sold, mortgages we securitized under our First Horizon brand, and mortgages covered by Federal housing programs.

Economic, market, and regulatory conditions also have impacted our business substantially during this period, putting downward pressure on revenues and upward pressure on compliance expense while limiting organic growth opportunities within our traditional markets. These conditions have created significant incentives to operate more efficiently.

Growth in our Regional Banking segment since 2008 has been extremely limited for reasons mentioned above, but in 2013 we made progress in two important respects. First, we created a “Mid-Atlantic” region within the Regional Banking segment. Key events related to this region in 2013 included an expansion of two branches in Raleigh and Winston-Salem, North Carolina and the conversion of an office into a branch in Richmond, Virginia. In 2014 we expect to convert offices in Charleston, South Carolina and in Jacksonville, Florida into legal bank branches. The Mid-Atlantic locations have a commercial banking – including commercial real estate – and wealth management focus. In this new region we use relatively fewer locations than in our Tennessee-based markets, and those locations physically do not follow a traditional retail banking model. Second, we acquired most of the assets and deposits of Mountain National Bank in Sevier and Blount Counties, in the East Tennessee region near Knoxville, from the FDIC as receiver. The acquisition, though relatively small, gave us a branch presence in Sevier County and enhanced our market share in both counties.

The following table provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’ equity for the past six years.

SELECTED CONSOLIDATED REVENUE, EXPENSE, ASSET, LIABILITY, AND EQUITY DATA

(Dollars in millions; financial condition data shown as of December 31)

	2013	2012	2011	2010	2009	2008
Net interest income	$637.4	$688.7	$700.8	$730.8	$776.5	$895.1
Provision for loan losses	55.0	78.0	44.0	270.0	880.0	1,080.0
Provision for mortgage repurchase losses	170.0	299.3	159.6	189.8	147.8	29.5
Noninterest income	584.6	671.3	786.0	932.7	1,234.4	1,438.3
Total assets	23,789.8	25,334.0	24,710.6	24,683.4	25,829.1	30,115.2
Total deposits	16,735.0	16,629.7	16,213.0	15,208.2	14,867.2	14,241.8
Total term borrowings	1,739.9	2,226.5	2,481.7	3,228.1	2,891.1	4,767.7
Total liabilities	21,289.1	22,824.8	22,025.9	22,005.4	22,526.7	26,540.6
Preferred Stock Series CPP	—	—	—	—	798.7	782.7
Preferred Stock Series A	95.6	—	—	—	—	—
Total Shareholders’ Equity	2,500.8	2,509.2	2,684.6	2,678.0	3,302.5	3,574.6

Other General Information

An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements appearing in the 2013 Annual Report to shareholders, which information is incorporated into this Item 1 by this reference.

All of FHN’s consolidated operating subsidiaries at December 31, 2013 are listed in Exhibit 21. The Bank has filed notice with the Office of the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described below. Martin and Company, Inc., FTB Advisors, Inc., and FTN Financial Main Street Advisors, LLC are registered with the SEC as investment advisers. Hickory Venture

Capital Corporation is licensed as a Small Business Investment Company. FTB Advisors, Inc. and FTN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. FTB Advisors Insurance Services, Inc., First Horizon Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a captive insurance company. FTN Financial Securities Corp., First Horizon Insurance Services, Inc., FTB Advisors Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. FTB Advisors, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. FTN Financial Asia, Ltd. is a subsidiary based in Hong Kong. FTN Financial Asia, Ltd. is registered to carry on a Type 1 regulated activity (Dealing in Securities) with the Securities and Futures Commission in Hong Kong. First Horizon Insurance Agency, Inc. is inactive.

Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2013.

Neither we nor any of our significant subsidiaries is dependent upon a single customer or very few customers.

We do not experience material seasonality. We do experience a degree of seasonal variation in certain revenues, expenses and credit trends. Historically, these variations have somewhat increased certain expenses for the Regional Banking and Capital Markets segments, and somewhat diminished certain revenues for the Regional Banking segment, principally in the first quarter each year.

At December 31, 2013, we, including our subsidiaries, had 4,340 employees, or 4,304 full-time-equivalent employees, not including contract labor for certain services.

For additional information concerning our business, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections contained in pages 3 through 77 of our 2013 Annual Report to shareholders, which sections are incorporated herein by reference.

Our current internet address is www.firsthorizon.com. In the Investor Relations section of our internet website, under the Financial Information – SEC Filings pull-down tab, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 49.

Supervision and Regulation

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and to companies engaged in securities and insurance activities, and provides certain specific information about us. The bank regulatory framework is intended primarily for the protection of depositors and the Federal Deposit Insurance Fund and not for the protection of security holders. In addition, certain of our activities, and those of our subsidiaries, are subject to various securities and insurance laws and are regulated by the Securities and Exchange Commission and the state insurance departments of the states in which they operate. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

General

FHN is a bank holding company and financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “Federal Reserve Board”). We are subject to the regulation and supervision of and examination by the Federal Reserve under the BHCA. We are required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.

Under the BHCA, before 2000, bank holding companies could not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve, and a bank holding company and its subsidiaries were generally limited to engaging in banking and activities found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Since 2000 eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature” generally without the prior approval of the Federal Reserve. See “Gramm-Leach-Bliley Act” below.

In addition, the BHCA permits the Federal Reserve to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See “Interstate Banking and Branching Legislation” beginning on page 13 below. The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2013, we estimate that we held approximately 14% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.

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

Payment of Dividends

FHN is a legal entity separate and distinct from its banking and other subsidiaries. FHN’s principal source of cash flow, including cash flow to pay dividends on its stock or to pay principal (including premium, if any) and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to FHN, as well as by FHN to its shareholders.

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

If, in the opinion of an applicable federal bank regulatory agency, a depository institution (such as the Bank) or a holding company (such as FHN) is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), that agency may require the institution or holding company to cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be an unsafe and unsound banking practice.

In addition, under the Federal Deposit Insurance Act (“FDIA”), an FDIC-insured depository institution may not make any capital distributions or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

At December 31, 2013 and at January 1, 2014, under dividend restrictions imposed under applicable federal laws as outlined above, the Bank could not legally declare cash dividends on the Bank’s common or preferred stock without obtaining regulatory approval. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption “Liquidity Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 48 of our 2013 Annual Report to shareholders; and under the caption “Restrictions on Dividends” in Note 13 – Regulatory Capital and Restrictions beginning on page 125 which is part of the material from our 2013 Annual Report that has been incorporated by reference into Item 8 of Part II of this report. As mentioned in those sections, the Bank has requested OCC approval to declare dividends on the Bank’s outstanding preferred stock payable in April 2014.

Under Tennessee law, FHN is not permitted to pay cash dividends if, after giving effect to such payment, FHN would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our Board must consider our current and prospective capital, liquidity, and other needs, including the needs of the Bank which FHN is obligated to support.

The payment of cash dividends by FHN and the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. Furthermore, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

In 2008 we discontinued paying a quarterly cash dividend to our common stockholders and began distributing a quarterly dividend payable in shares of our common stock. In 2010 we returned to profitability, but our preferred stock payments to the Treasury in connection with its Troubled Asset Relief Program (TARP) exceeded those earnings. In 2011, having exited TARP, we resumed a cash dividend at the rate of one cent per share, substantially lower than the rate prior to 2008. In 2013 we increased our quarterly cash dividend rate to five cents per share.

Transactions with Affiliates

There are various legal restrictions on the extent to which FHN and its nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank’s purchases of or investments in the securities of and purchases of assets from FHN and its nonbank subsidiaries, the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of FHN and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of FHN and its nonbank subsidiaries, and certain bank transactions with FHN and its nonbank subsidiaries, or with respect to which FHN and its nonbank subsidiaries act as agent, participate or have a financial interest. The Bank (including for purposes of this paragraph all subsidiaries of the Bank) generally may not extend credit to FHN or to any other affiliate (other than another subsidiary bank and certain exempted affiliates) in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount, and quality of collateral which must secure such extensions of credit by the Bank to FHN or to such other affiliates. Extensions of credit and other transactions between the Bank and FHN or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies.

Capital Adequacy

U.S. financial industry regulators have long required that minimum capital adequacy standards be maintained by regulated institutions. The rules applicable to FHN in 2013 and 2014 are discussed in the next section below. Following an extended reform effort discussed in “Recent Regulatory Reform Efforts,” enhancements to the capital rules were adopted in 2013, as discussed below in “U.S. Basel III Capital Standards Enhancements.” For FHN the new rules will become effective in 2015 and will be phased in over several years.

Capital Standards Currently Applicable to FHN

The Federal Reserve Board’s current risk-based capital standards require the following: the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) must be at least 8%; and the ratio of Tier 1 Capital to risk-weighted assets must be at least 4%. At least half of Total Capital must consist of “Tier 1 Capital,” which consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, net of goodwill, other intangible assets, and certain other required deduction items. The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2013, FHN’s consolidated Total Capital and Tier 1 Capital ratios were 16.23% and 13.87%, respectively.

The Federal Reserve Board, the FDIC, and the OCC incorporated market and interest-rate risk components into their risk-based capital standards. Those standards explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. Under the market risk requirements applicable to FHN and the Bank through December 31, 2012, capital was allocated to support the amount of market risk related to a financial institution’s ongoing trading activities for banks with relatively large trading activities. Institutions were able to satisfy any related additional capital requirement, in part, by issuing short-term subordinated debt that qualified as Tier 3 capital.

U.S. regulators adopted changes, effective January 1, 2013, to the market risk rules applicable to covered institutions — those with aggregate trading assets and trading liabilities of at least 10% of their total assets or at least $1 billion. FHN and the Bank are covered institutions under the amended rule. The revisions change the methodology for calculating the amount of risk-weighted assets related to trading assets and include, among other things, the addition of a component for stressed value at risk. The rule eliminates the use of credit ratings in calculating specific risk capital requirements for certain debt and securitization positions. Alternative standards of creditworthiness were established for specific standardized risks, such as exposures to sovereign debt, public sector entities, other banking institutions, corporate debt, and securitizations. In addition, an 8% capital surcharge applies to certain covered institutions, not including FHN or the Bank.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. For bank holding companies that meet certain specific criteria, including having the highest regulatory rating, the guidelines provide for a minimum Leverage Ratio of 3%. The “Leverage Ratio” is Tier 1 Capital divided by quarterly average assets net of goodwill and certain other intangible assets. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. FHN’s consolidated Leverage Ratio at December 31, 2013 was 11.04%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements similar to those described above adopted by the OCC. FHN believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2013. Neither FHN nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it under the currently-applicable capital standards.

During 2009 the U.S. Department of the Treasury, the Federal Reserve Board, the FDIC, and the OCC initiated a capital assessment program. Under the program, the capital needs of selected major U.S. banking institutions were evaluated for resilience under economic stress. In October 2012 and January 2013 U.S. regulators adopted enhanced new stress test rules pursuant to the Dodd-Frank Reform Act (discussed below). Under the new requirements, covered institutions must conduct an annual stress test to determine whether capital is likely to be adequate to absorb losses which could stem from certain adverse economic scenarios provided by the regulators and must privately report the results to their primary regulator as well as publicly disclose certain of those results. FHN’s and the Bank’s initial stress tests are currently in process and are expected to reported by the end of the first quarter of 2014. The public disclosure requirement does not apply to FHN’s or the Bank’s initial tests but will apply to tests reported in 2015.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action” beginning on page 12 of this report for additional information.

Recent Regulatory Reform Efforts

In 1999, the Basel Committee on Banking Supervision began to develop an international capital adequacy framework by issuing its proposals to revise the international 1988 Capital Accord, sometimes known as Basel I. The U.S. version of the Basel I rules are the capital rules applicable to FHN currently, as discussed in the preceding section. As a result of that effort, in 2004 the Basel Committee issued a new capital framework (Basel II).

In 2006 the U.S. regulators published a revised Notice of Proposed Rulemaking (“NPR”) for Basel II. The Basel II NPR took effect in the U.S. in 2008. The Basel II rules applied in the U.S. only to certain core banks with total assets of $250 billion or more, and allowed non-core banks to opt-in. For those non-core banks that did not opt in, including the Bank, an NPR was issued in 2006, known as Basel IA, which proposed certain revisions to the Basel I capital rules, and in 2008 the agencies issued a supplemental NPR. The Basel IA NPRs were not adopted or implemented.

In 2010 international banking industry regulators largely agreed upon significant further changes. The new international rules, known as “Basel III,” generally increase the capital required to be held and narrow the types of instruments which will qualify as providing appropriate capital. Among other things, Basel III establishes these minimum ratios: Common Equity Tier 1 Capital to risk weighted assets of 4.5%; Tier 1 Capital of 6%; and Total Capital of 8%. Basel III additionally requires banks to hold a 2.5% countercyclical buffer added to each of those ordinary minimum ratios during certain periods determined by regulators from time to time. Basel III did not apply to U.S. banks until adopted by U.S. regulators.

In 2010 Congress enacted major industry reform legislation discussed below in “Dodd-Frank Reform Act.” That Reform Act did not adopt Basel III or directly change the U.S. capital adequacy rules, but reform by regulators based on Basel III was expected. In 2012 the U.S. regulators amended the market risk rules and initiated stress-testing under the capital assessment program, as discussed in the preceding section. Regulators also proposed adoption of a U.S. version of the Basel III rules and other major changes to capital and risk requirements in three separate NPRs.

U.S. Basel III Capital Standards Changes

In 2013 regulators adopted enhancements to U.S. capital standards based on Basel III. The revised standards create a new emphasis on Common Equity Tier 1 Capital, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards require the following:

•	Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Tier 1 Common Capital ratio must be at least 6.5%. If a capital conservation buffer of an additional 2.5% above the minimum 4.5% (or 7% overall) is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital: common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items.

•	Tier 1 Capital Ratio. For all banking organizations, including the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. The threshold is raised from the current 4%, and the risk-
10

weighting method is changed as mentioned above. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%.

•	Total Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. Although this threshold is unchanged from current requirements, as mentioned above the method for risk-weighting assets has been changed. As a result of that method change, many banks could have experienced a reduction in this ratio if the change had been effective immediately when the rules were adopted.

•	Leverage Ratio – Base. For all banking organizations, including the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%.

•	Leverage Ratio – Supplemental. For the largest internationally active banking organizations, not including the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.

The revised standards will take effect starting January 1, 2014 for the larger, so-called advanced-approaches institutions, and starting January 1, 2015 for all other institutions, including FHN and the Bank. The capital conservation buffer requirement is subject to a phase-in period. Further information is provided below under the caption “Prompt Corrective Action” beginning on page 12.

Holding Company Structure and Support of Subsidiary Banks

Because FHN is a holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that FHN may itself be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over the creditors in the event of liquidation of a bank subsidiary.

Under Federal Reserve policy FHN is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times even though, absent such Federal Reserve policy, FHN might not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cross-Guarantee Liability

Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. Currently the Bank is the only depository institution owned by FHN. In the event that FHN operated another depository institution, any loss suffered by the FDIC in respect of one subsidiary bank would likely result in assertion of the cross-

guarantee provisions, the assessment of such estimated losses against FHN’s other subsidiary bank(s), and a potential loss of FHN’s investment in such subsidiary bank.

Prompt Corrective Action

The FDIA requires, among other things, the federal banking regulators to take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The specific requirements are summarized in the table below. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

Summary of Current Requirements for PCA Capitalization Categories

Well capitalized

•  Tier 1 Capital ratio of at least 6%

•  Total Capital ratio of at least 10%

•  Leverage ratio of at least 5%

•  Not subject to a directive, order, or written agreement to meet and maintain specific capital levels

Adequately capitalized

•  Tier 1 Capital ratio of at least 4%

•  Total Capital ratio of at least 8%

•  Leverage ratio of at least 4%

•  Not subject to a directive, order, or written agreement to meet and maintain specific capital levels

Undercapitalized	Failure to maintain any requirement to be adequately capitalized
Significantly undercapitalized	Failure to maintain Tier 1 Capital ratio of at least 3%, Total Capital ratio of at least 6%, or a Leverage ratio of at least 3%
Critically undercapitalized	Failure to maintain a level of tangible equity equal to at least 2% of total assets

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

At December 31, 2013, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

As noted under the caption “U.S. Basel III Capital Standards Changes” beginning on page 10 of this report, significant changes to those requirements will become effective for the Bank in 2015. Many of the capitalization categories discussed above will be impacted, as summarized below.

Summary of New Requirements for PCA Capitalization Categories

Well capitalized

•  Common Equity Tier 1 Capital ratio of at least 6.5%

•  Tier 1 Capital ratio of at least 8%

•  Total Capital ratio of at least 10%

•  Leverage ratio of at least 5%

•  Not subject to a directive, order, or written agreement to meet and maintain specific capital levels

Adequately capitalized

•  Common Equity Tier 1 Capital ratio of at least 4.5%

•  Tier 1 Capital ratio of at least 6%

•  Total Capital ratio of at least 8%

•  Leverage ratio of at least 4%

•  Not subject to a directive, order, or written agreement to meet and maintain specific capital levels

Undercapitalized	Failure to maintain any requirement to be adequately capitalized
Significantly undercapitalized	Failure to maintain Common Equity Tier 1 Capital ratio of at least 3%, Tier 1 Capital ratio of at least 4%, Total Capital ratio of at least 6%, or a Leverage ratio of at least 3%
Critically undercapitalized	Failure to maintain a level of tangible equity equal to at least 2% of total assets

Interstate Banking and Branching Legislation

Federal law allows a national bank to establish and operate a de novo branch in a state other than the bank’s home state if the law of the state where the branch is to be located would permit establishment of the branch if the bank were chartered by that state, subject to standard regulatory review and approval requirements. Federal law also allows a national bank to acquire an existing branch in a state in which the bank is not headquartered and does not maintain a branch if the OCC approves the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the bank were chartered by that state.

Additionally, the Dodd-Frank Reform Act (discussed below) created a number of regulatory requirements for interstate merger and acquisition activity, including the following: the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; and regulators must assess the transaction for incremental systemic risk.

Once a bank has established branches in a state through an interstate merger transaction or through de novo branching, the bank may then establish and acquire additional branches within that state to the same extent that a state chartered bank is allowed to establish or acquire branches within the state.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) repealed or modified a number of significant provisions of then-current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which imposed restrictions on banking organizations’ ability to engage in certain types of activities. The GLB Act generally allows bank holding companies such as FHN broad authority to engage in activities that are financial in nature or incidental to a financial activity. These include: insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” To qualify, a bank holding company must file an initial declaration with the Federal Reserve, certifying that all of its subsidiary depository institutions are well-managed and well-capitalized. The GLB Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements:

(1)	The bank must receive approval from the OCC for the financial subsidiary to engage in the activities.

(2)	The bank and its depository institution affiliates must each be well-capitalized and well-managed.

(3)	The aggregate consolidated total assets of all of the bank’s financial subsidiaries must not exceed the lesser of: 45% of the bank’s consolidated total assets; or $50 billion (subject to indexing for inflation).

(4)	The bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the bank and the financial subsidiary.

(5)	If the financial subsidiary will engage in principal transactions and the bank is one of the one hundred largest banks, the bank must have outstanding at least one issue of unsecured long-term debt that meets creditworthiness standards adopted by the Federal Reserve and the U.S. Secretary of the Treasury from time to time. If this fifth requirement ceases to be met after a bank controls or holds an interest in a financial subsidiary, the bank cannot invest additional capital in that subsidiary until the requirement again is met.

No new financial activity may be commenced under the GLB Act unless the national bank and all of its depository institution affiliates have at least “satisfactory” Community Reinvestment Act ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above.

In addition, the GLB Act contains a number of other provisions that may affect the Bank’s operations, including limitations on the use and disclosure to third parties of customer information. At December 31, 2013, FHN is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Other General Information” beginning on page 4 of this report.

Dodd-Frank Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Reform Act,” the “Reform Act,” or “Dodd-Frank”) was enacted on July 21, 2010. The Dodd-Frank Reform Act made a substantial number of significant changes to how financial services companies are regulated. Many changes in the Reform Act are not yet complete. Overall, we expect that the Reform Act and its regulations are likely to increase our regulatory compliance and certain other costs significantly, and they are likely to constrain operations and revenues in some respects, perhaps significantly in some areas.

Provisions or topics of the Dodd-Frank Reform Act and the regulatory regimes under it that are, or are expected to become key to FHN and the Bank are listed below:

●	The Basel III capital rules were adopted in the U.S. partly in response to the Reform Act. These are discussed in the “Capital Adequacy” section beginning on page 8 of this report.
●	The Reform Act excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion will be to remove $200 million of currently outstanding long-term securities from FHN’s Tier 1 capital partly after 2014 and entirely after 2015.
●	The Financial Stability Oversight Council (“Council”) was created which oversees financial industry regulators and regulation in certain areas, especially relating to the areas of risk and stability.
14

●	The Reform Act established the Consumer Financial Protection Bureau (“Bureau”). The Bureau has expansive regulatory authority over consumer products and practices in the financial services industry, including the authority to define deceptive practices and centralize consumer complaints.
●	Regulations under the Reform Act’s so-called Durbin Amendment went into effect in the fourth quarter of 2011. They severely capped the interchange fees which banks charge merchants for debit card transactions, and are estimated to have reduced the Bank’s fee income by approximately $5-6 million per quarter. The Bank has adjusted certain fee structures and taken other steps designed to mitigate the effects of this lost income, as have many other banks. In 2013 those rules were challenged in court successfully on the grounds that they were too permissive to the banking industry. That ruling has been stayed pending appeal. If the ruling stands the Bank’s interchange fees will be further reduced significantly, and if it is applied retroactively the Bank may be obligated to partly refund fees since 2011.
●	The Reform Act created a new registration regime for municipal advisors, along with new fiduciary duties.
●	The Reform Act authorized the regulatory imposition of fiduciary duties on retail securities brokers and restrictions on such brokers from including arbitration clauses in customer agreements.
●	The Reform Act imposed new duties on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan, and imposed a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types and to make certain periodic reports which will be public.
●	The Reform Act’s so-called Volcker Amendment substantially restricted so-called proprietary trading and investments in hedge funds or private equity funds. This is discussed further under the caption “Volcker Rule” beginning on page 15 of this report.
●	Under the Reform Act deposit insurance costs are likely to increase. This is discussed further under the caption “FDIC Insurance Assessments; DIFA” beginning on page 16 of this report.
●	The Reform Act authorized the establishment of a new regulatory framework for the derivatives markets.

The list above is not exhaustive. It reflects FHN’s current assessment of the Reform Act provisions that are reasonably possible to have a substantial impact in the future. It is possible that at least some other areas unexpectedly will become significant to FHN or the Bank as the regulatory processes unfold.

Volcker Rule

In December 2013 banking regulators adopted a final rule under the Dodd-Frank Reform Act’s so-called Volcker Amendment. The principal purpose of this Volcker Rule is to generally prohibit banking entities from engaging in proprietary trading, which is engaging as principal “in any purchase or sale of one or more financial instruments.” The Volcker Rule compels a bank to sell prohibited instruments by 2015. The new prohibition could cause a bank financial loss on the eventual sale and could cause the bank to recognize an estimate of that loss immediately under applicable accounting rules since the prohibited instruments no longer can be held to maturity. This aspect of the Volcker Rule was modified by the regulators in January, 2014. The modified Volcker Rule, as FHN currently understands its terms, should not result in such a loss recognition by FHN.

Consumer Regulation under the Bureau

The Bureau has adopted significant new rules in 2012 and 2013 affecting consumer lending and consumer financial services. Key rules for the Bank include detailed regulation of mortgage servicing practices and detailed regulation of mortgage underwriting practices. The latter rules, among other things, establish the definition of a “qualified mortgage” using traditional underwriting practices involving down payments, credit history, income levels and verification, and so forth. The rules effectively discourage lenders from originating non-qualified mortgages. Accordingly, traditional banks and other types of lenders covered by the Bureau’s jurisdiction could substantially curtail or discontinue offering non-qualified mortgage products.

FDIC Insurance Assessments; DIFA

The Deposit Insurance Fund (“DIF”) was created in 2006 when the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund pursuant to the the Federal Deposit Insurance Reform Act of 2005. FDIC insurance premium rates charged on bank deposits insured by the DIF have changed significantly since 2006. The FDIC’s current system was effective beginning in 2011. It consists of a rate grid structure in which base rates range from 5 to 35 basis points annually, and fully adjusted rates range from 2.5 to 45 basis points annually. Key factors in the grid include: the institution’s risk category (I to IV); whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. A basis point is equal to 0.01% of deposits. As an illustration, a premium rate of 10 basis points would translate to $1 million of annual premium for every $1 billion of deposits.

The Deposit Insurance Funds Act of 1996 (“DIFA”) provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the DIF to pay for the cost of Financing Corporation (“FICO”) bonds. All banks are assessed to pay the interest due on FICO bonds. The FICO assessment cost to us on an annual basis is immaterial.

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

Securities Regulation

Certain of our subsidiaries are subject to various securities laws and regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate.

Our registered broker-dealer subsidiaries are subject to the SEC’s net capital rule, Rule 15c3-1. That rule requires the maintenance of minimum net capital and limits the ability of the broker-dealer to transfer large amounts of capital to a parent company or affiliate. Compliance with the rule could limit operations that require intensive use of capital, such as underwriting and trading.

Certain of our subsidiaries are registered investment advisers which are regulated under the Investment Advisers Act of 1940. Advisory contracts with clients automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained.

Insurance Activities

Certain subsidiaries sell various types of insurance as agent in a number of states. Insurance activities are subject to regulation by the states in which such business is transacted. Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing and marketing and sales practices.

Compensation and Risk Management

In 2010 the Federal Reserve, OCC, and other agencies issued guidance to regulated banks and holding companies intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. In response we adopted an enhanced risk management process for assessing risk in incentive compensation plans. Among other things, we moved several key incentive programs away from a revenues approach in favor of a net profit approach, and adopted mandatory deferral features for other key programs.

Effect of Governmental Policies

The Bank is affected by the policies of regulatory authorities, including the Federal Reserve, the OCC, and the Bureau. An important function of the Federal Reserve is to regulate the national money supply.

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

The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of FHN and the Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings.

Other Proposals

Bills occasionally are introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations occasionally are proposed by our regulatory agencies, any of which could affect our businesses, financial results, and financial condition. Generally it cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which we may be affected.

Competition

In all aspects of the businesses in which we engage we face substantial competition from banks doing business in our markets as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, and other firms offering financial products or services. Increasingly financial products and services are being offered by non-traditional providers, such as retailers and payment facilitators, both through conventional physical locations and through online portals.

Our traditional regional banking business primarily competes in three major market regions associated with Tennessee: West Tennessee around Memphis; Middle Tennessee around Nashville; and East Tennessee around Knoxville, Chattanooga, and the tri-cities area of Johnson City, Bristol, and Kingsport. These markets include neighboring communities in Arkansas, Mississippi, Georgia, Virginia, and North Carolina. In 2013 we expanded our branches in Raleigh and Winston-Salem, North Carolina and converted our office in Richmond, Virginia into a legal bank branch. Two additional branch conversions, in South Carolina and Florida, are planned in 2014. These “Mid-Atlantic” branches and other offices now are managed as a fourth region for us. They have a commercial banking and wealth management focus. The Mid-Atlantic branch network is less dense than in our traditional Tennessee-based markets, and those branches physically do not follow a traditional retail banking model.

Our regional banking business overall serves both retail and commercial customers. Key traditional competitors in our Tennessee-oriented markets include Regions Bank, SunTrust Bank, Wells Fargo Bank N.A., Bank of America N.A., and Pinnacle National Bank, among many others including many community banks and credit unions. An additional key competitor in the Mid-Atlantic markets includes Branch Banking and Trust Company (BB&T).

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

In recent years certain financial companies or their affiliates that traditionally were not banks have been able to compete more directly with the Bank for deposits and other traditional banking services and products. Increased fluidity within the industry is likely to continue. Non-traditional companies competing with us include investment banks, brokerage firms, and insurance company affiliates. For additional information on the competitive position of FHN and the Bank, refer to the “General” subsection above of this Item 1. Also, refer to the subsections entitled “Supervision and Regulation” and “Effect of Governmental Policies,” both of which are relevant to an analysis of our competitors. Due to the intense competition in the financial services industry we can make no representation that our competitive position has or will remain constant, nor can we predict how it may change in the future.

Sources and Availability of Funds

Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections, including the subsection entitled “Liquidity Management,” contained in pages 3 through 77 (including pages 48 through 51) of our 2013 Annual Report to shareholders, which sections are incorporated herein by reference.

Non-U.S. Operations

Our non-U.S. operations are not material.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item I pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections set forth at pages 3 through 77 our 2013 Annual Report to shareholders. Certain information not contained in the 2013 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION

 ADDITIONAL GUIDE 3 STATISTICAL INFORMATION

ON DECEMBER 31

 (Unaudited)

Investment Portfolio

(Dollars in thousands)	2013	2012	2011
Government agency issued mortgage-backed securities & collateralized mortgage obligations	$ 3,114,626	$ 2,785,791	$ 2,768,171
U.S. treasuries	39,996	39,999	40,121
Other U.S. government agencies*	2,326	3,753	15,951
States and municipalities	15,155	15,255	18,070
Other	226,354	217,010	223,959
Total	$ 3,398,457	$ 3,061,808	$ 3,066,272

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government

Loan Portfolio

(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial:
Commercial, financial, and industrial	$ 7,923,576	$ 8,796,956	$ 8,014,927	$ 7,338,155	$ 7,149,784
Commercial real estate	1,133,279	1,168,235	1,378,410	1,670,524	2,413,949
Total Commercial	9,056,855	9,965,191	9,393,337	9,008,679	9,563,733
Retail:
Consumer real estate	5,333,371	5,688,703	5,891,546	6,319,412	6,931,435
Permanent mortgage	662,242	765,583	828,193	1,142,557	1,085,668
One-time close residential construction	1,385	1,684	2,358	19,275	229,487
Credit card and other	335,221	287,421	281,693	292,649	313,561
Total	$ 15,389,074	$ 16,708,582	$ 16,397,127	$ 16,782,572	$ 18,123,884

Certain previously reported amounts have been reclassified to agree with current presentations.

Short-Term Borrowings

(Dollars in thousands)	2013	2012	2011
Federal funds purchased	$ 1,042,633	$ 1,351,023	$ 1,546,428
Securities sold under agreements to repurchase	442,789	555,438	340,624
Trading liabilities	368,348	564,429	347,285
Other short-term borrowings	181,146	441,201	172,550
Total	$ 2,034,916	$ 2,912,091	$ 2,406,887

Certain previously reported amounts have been reclassified to agree with current presentations.

Maturities of Certificate of Deposit $100,000 and more on December 31, 2013

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
Certificates of deposits $100,000 and more	$ 138,873	$ 90,508	$ 155,465	$ 169,111	$ 553,957

Contractual Maturities of Commercial Loans on December 31, 2013

(Dollars in thousands)	Within 1 year	After 1 year Within 5 years	After 5 years	Total
Commercial, financial, and industrial	$ 2,975,981	$ 3,698,182	$ 1,249,413	$ 7,923,576
Commercial real estate	320,348	703,751	109,180	1,133,279
Total	$ 3,296,329	$ 4,401,933	$ 1,358,593	$ 9,056,855
For maturities over one year:
Interest rates - floating		$ 3,316,932	$ 714,584	$ 4,031,516
Interest rates - fixed		1,085,001	644,009	1,729,010
Total		$ 4,401,933	$ 1,358,593	$ 5,760,526

ITEM 1A. RISK FACTORS

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

TABLE OF ITEM 1A TOPICS

Topic	Page	Topic	Page
Forward-Looking Statements	21	Service Risks	33
Competition Risks	22	Regulatory, Legislative, and Legal Risks	33
Risk From Economic Downturns and Changes	22	Risks of Expense Control	37
Risks Associated with Monetary Events	23	Geographic Risks	38
Strategic Objectives	23	Insurance	38
Risks Related to Exited Businesses	25	Liquidity and Funding Risks	39
Legacy Mortgage Business Risks	26	Credit Ratings	39
Reputation Risks	30	Interest Rate and Yield Curve Risks	40
Credit Risks	30	Securities Inventories and Market Risks	40
Operational Risks	32	Accounting Risks	41
		Risks of Holding our Stock	42

Forward-Looking Statements

This report on Form 10-K and our 2013 Annual Report, including materials incorporated into either of them, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a recitation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general, and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for us to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of our hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting us directly or affecting our customers or business counterparties; demand for our product offerings; new products and services in the industries in which we operate; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), Federal Deposit Insurance Corporation (FDIC), the Consumer Financial Protection Bureau (Bureau), the Financial Stability Oversight Council (Council), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in our 2013 Annual Report or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented below, in other Items of this report, or in material incorporated by reference into this report. Readers of this report, including our 2013 Annual Report, should carefully consider the factors discussed in this Item 1A below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

We are subject to intense competition for customers. Our primary areas of competition for customers include: retail and commercial deposits and bank loans, wealth management, personal or consumer loans including home mortgages and lines of credit, capital markets products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve the markets which we serve. Some competitors are banks, subject to the same regulatory regime as we, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for customers, refer to the “Competition” heading of Part I, Item 1 beginning on page 17 of this report.

We compete to raise capital in the equity and debt markets. See “Liquidity and Funding Risks” beginning on page 39 of this Item 1A for additional information concerning this risk.

We compete to hire, retain, and motivate our employees. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our best talent will leave us and we will be unable to replace those persons effectively.

Risk from Economic Downturns and Changes

Generally in an economic downturn our credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines. Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, compression of our net interest margin, and lower fees from transactions and services.

Since 2007 our operating results have been adversely affected by such a weakness in the economy, the effects of which have significantly moderated but continue to be felt. Through December 31, 2013, we continued to experience overall credit quality improvement following the 2008-09 recession, but with volatility from quarter to quarter in some portfolios. Net charge-offs were $132 million in 2007, and increased to $573 million and $832 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline. They were $324 million in 2011, $185 million in 2012, and $78 million in 2013. Our provision for loan losses was $273 million in 2007 and it peaked at $1.1 billion in 2008. In 2009, the annual provision began to decline; it was $44 million in 2011, $78 million in 2012, and $55 million in 2013. Approximately $23 million of the 2012 provision related to the implementation of a change in regulatory guidance. Nonperforming assets (“NPAs”) followed similar trends as the loan loss provision with the level of NPAs peaking in 2008 and continuing to decline in 2013. We expect asset quality trends to be relatively stable in 2014. That expectation depends upon a continued mild economic recovery, among other things, which may or may not occur. However, such trends may also be impacted by future regulatory guidance similar to that mentioned in this Item 1A under the caption “Accounting Risks” beginning on page 41. If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations in particular decline, that could result in, among other things, a deterioration in credit quality with corresponding adverse effects on our loan portfolio and loan loss provision.

Risks Associated with Monetary Events

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, and the shape of the yield curve. In recent years the Federal Reserve has implemented a series of domestic monetary initiatives in response to economic conditions. Several of these have emphasized so-called quantitative easing strategies, the most recent of which currently is being slowly curtailed or “eased” on an indefinite timeframe. Other significant monetary strategies could be implemented in the future. Such strategies can, and often are intended to, affect the domestic money supply, inflation and interest rates, and the shape of the yield curve. Among other things, quantitative easing strategies are intended to create or maintain a low interest rate environment and to stimulate economic activity; easing would diminish that downward pressure on rates and diminish that stimulus effect. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Interest Rate and Yield Curve Risks” beginning on page 40. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

We may be adversely affected by economic and political situations outside the U.S. The U.S. economy, and the businesses of many of our customers, are linked significantly to economic and market conditions overseas, especially in North America, Europe, and Asia, and increasingly in Central and South America. Although we have little direct exposure to non-US-dollar-denominated assets or foreign sovereign debt, in the future major adverse events outside the U.S. could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (i) sovereign debt default (default by one or more governments in their borrowings), (ii) bank and/or corporate debt default, (iii) market and other liquidity disruptions, and, if stresses become especially severe, (iv) the collapse of governments, alliances, or currencies, and (v) military conflicts. The methods by which such events could adversely affect us are highly varied but broadly include the following: an increase in our cost of borrowed funds or, in a worst case, the unavailability of borrowed funds through conventional markets; impacts upon our hedging and other counterparties; impacts upon our customers; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation/deflation rates; and impacts upon us from our regulatory environment, which can change substantially and unpredictably from possible political response to major financial disruptions.

Strategic Objectives

We may be unable to successfully implement our strategy to grow our consumer and commercial banking businesses and our capital markets business. In 2007 and 2008 we modified our strategy in response to substantial and rapid changes in business conditions. As part of this change in strategy, in 2008 we sold our national mortgage platforms, closed our national lending operations, and renewed our emphasis on financial services in our traditional southeastern U.S. markets in and around Tennessee. After 2008 we sold or closed units which did not perform or complement our strategy. The 2008 sale of the national mortgage platforms and closure of national lending have contributed to significant declines in the amount of loans we originate and hold. Similarly, sales of mortgage servicing from 2008 through first quarter 2014 have, over that period, all but eliminated significant assets associated with that legacy business, including advances. From the end of 2008 to the end of 2013, loans within our non-strategic portfolio declined approximately 65 percent to $3.0 billion.

Although our current strategy is expected to evolve as business conditions continue to change, at present our strategy’s primary components are to invest capital and other resources in our banking businesses and in our capital markets business. Growth is expected to be coordinated with a focus on stronger and more stable returns on capital. Our growth in the past has been primarily organic rather than through substantial acquisitions. In recent years, we have enhanced our market share in our traditional banking markets and expanded into contiguous markets with similar characteristics. Most recently, we formally established our “Mid-Atlantic Region” which includes several markets outside of Tennessee and which is comprised of fewer, more narrowly focused branches and banking offices. In the future, we may rely more on acquisitions if appropriate opportunities, within or outside of our current markets, present themselves. We believe that the successful execution of our strategy depends upon a number of key elements, including:

●	our ability to attract and retain customers in our banking market areas;
●	our ability to achieve and maintain stability in our earnings while pursuing new business opportunities which, in the current operating environment, may emphasize customers that are predisposed to change their demand for our products quickly;
●	in our capital markets business, our ability to maintain or strengthen our existing customer relationships while at the same time identifying and successfully executing upon opportunities to provide new or existing products and services to new or existing customers in the US and overseas;
●	our ability to develop and retain profitable customer relationships while expanding or enhancing our existing information processing, technology, compliance, and other operational infrastructures effectively and efficiently;
●	our ability to manage the liquidity and capital requirements associated with organic growth;
●	our ability to manage any operational, cultural, liquidity, or capital risks associated with growth through acquisitions; and
●	our ability to manage effectively and efficiently changes and adaptations necessitated by an increasingly complex and burdensome regulatory environment which continues to evolve rapidly.

We have in place strategies designed to achieve those elements that are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.

To the extent we engage in bank or non-bank business acquisitions, we face various risks associated with that practice, including:

●	our ability to identify, analyze, and correctly assess the execution, credit, contingency, and other risks in the acquisition and to price the transaction appropriately;
●	our ability to integrate the acquired company into our operations quickly and cost-effectively;
●	our ability to manage any operational, cultural, liquidity, or capital risks associated with growth through acquisitions;
●	our ability to integrate the franchise value of the acquired company with our own; and,
●	our ability to retain core customers and key employees of the acquired company.

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
24

●	our ability to assess and manage any loss of synergies that the exited business had with our retained businesses; and
●	our ability to manage capital, liquidity, and other challenges that may arise in the event of an exit that results in significant cash expenditures or a financial loss.

Risks Related to Exited Businesses

We have significant risks from the businesses we have exited, including mortgage loan repurchase risk, claims of improper foreclosure practices and higher default rates on loans made by our former businesses. In 2008 we exited our national mortgage and national specialty lending businesses. However, we retain as assets many of the loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. In first quarter 2014 we substantially exited our legacy mortgage servicing business with a sale of most of our remaining mortgage servicing. We retain the risk of liability to customers and contractual parties with whom we dealt in the course of operating those businesses. These legacy assets and obligations continue to impose risks on us. Key risks include:

●	We have experienced elevated losses related to claims that we did not comply with contractual or other legal requirements when we sold mortgage loans. Losses at elevated levels may continue for some time to come. In 2008, we recognized expense related to obligations to repurchase loans of $29.5 million and that expense increased to $147.8 million in 2009 and $189.8 million in 2010 before declining to $159.6 million in 2011. In 2012 and 2013 we recognized significant expense as a result of substantial settlements with the two largest purchasers of our mortgages prior to 2009. Further new information could be received in the future, resulting in further adjustments related to exposures not covered by the settlements. Our total repurchase and foreclosure provision expense was $299.3 million for 2012 and $170.0 million for 2013.
●	We are defending several litigation matters associated with claims arising out of our former mortgage securitization activities. The outcome of those matters is extremely uncertain and possible losses could be substantial. Moreover, although no such demand has yet been made of us, the trustee for those securitizations could demand repurchase of loans placed into securitizations if we breached the contractual requirements made when the securitizations were created.
●	We have responded to investigations and inquiries by various parties, including government agencies, related to mortgage loans we originated. Inquiries have been wide ranging. A few have led to litigation. One pending investigation involves the FHA insurance program. Although no litigation or demand is pending the eventual outcome of this matter is unknown and could involve a substantial sum.
●	We could be subject to claims that foreclosures and other servicing-related actions taken by us, or on our behalf, were done improperly.
●	The consumer and commercial loans on our books from our former national specialty lending business have experienced significantly higher default and loss rates compared to pre-recession years. For example, due to declining home values, home loans secured on a second-lien basis may have little or no collateral value to cover the loan if it defaults.

Additional information concerning these risks appears in “Legacy Mortgage Business Risks” beginning on page 26 of this Item 1A.Other trends adverse to us may emerge from these legacy assets and positions as counterparties are stressed by economic conditions, both domestic and global, and of course some of these impacts apply to continuing businesses. Over time those losses and risks related to legacy items should diminish since those exited businesses will not generate new loans and new contracts, but it is not possible to predict when that may occur.

Legacy Mortgage Business Risks

Like many other financial institutions that originated and sold significant amounts of mortgage loans, we have experienced elevated exposure to repurchase obligations from entities which purchased mortgages and mortgage-backed securities from us. Prior to August 2008, we originated loans through our legacy mortgage business, primarily first lien home loans, with the intention of selling them. A substantial majority of such loans were sold to or guaranteed by government agencies (“Agencies”) or were sold to other purchasers. Two primary types of these sales occurred: so-called whole loan sales; and sales through First Horizon branded proprietary securitizations. Whole loan sales were primarily to two Agencies but also were to other purchasers; in those cases we contracted with the buyers directly. The securities issued in the proprietary securitizations were backed by the loans originated by our legacy mortgage business. Those securities were sold to many types of investors including the Agencies and federal home loan banks; in those cases we have contractual relationships with underwriters of the securities and with the trustees holding the loans, and we provided investors with information at the time of sale in the form of offering documents. In some cases the whole loans sold by us were in turn securitized by the purchaser. In some cases the loans or securities were insured, as mentioned below, and in those cases we contracted with the insurers. As described below, we retain risk of loss in connection with each of those past relationships, and that risk varies greatly with the type of relationship.

Although we conducted a significant mortgage business dating back to the 1990s and we have had losses dating back at least to 2000, our continuing exposure to loss from that business primarily relates to the middle 2000s. From 2005 through 2008, we originated and sold $69.5 billion original principal amount of first lien mortgage loans in whole-loan transactions involving the Agencies. Of that, $57.6 billion was sold to two government-sponsored enterprises (“GSEs”): Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The remainder was guaranteed by the Government National Mortgage Association (“Ginnie Mae”). Although additional GSE whole-loan sales occurred in earlier years, a significant majority of GSE repurchase requests (discussed below) have come from the 2005-8 period. In addition, from 2005 through 2007 we sold $26.7 billion original principal amount of first lien mortgage loans in First Horizon branded securitizations. Additional proprietary securitizations occurred in earlier periods, but the pending claims (discussed below) relate to those three years. We also securitized HELOC and second-lien loans in proprietary transactions (“HELOC securitizations”).

Whole-loan purchasers have increased their efforts to seek to require loan sellers to repurchase those loans or to reimburse purchasers for losses related to those loans when losses are incurred due to actual or alleged failure to strictly conform to the purchase contract representations or warranties. A substantial majority of our whole loan sales were to GSEs. The representations and warranties generally are broader for whole loans sold to the GSEs and other purchasers than they are for the loans sold through our proprietary securitizations. GSE representations and warranties claims typically include claims that loans had missing or insufficient file documentation or that loans were obtained through fraud by borrowers or other third parties such as appraisers. As a result, we face pressure from whole-loan purchasers to repurchase those loans or to make the purchaser whole, and we face expenses to administer and resist such claims. In 2013 we agreed to a substantial settlement with one of the GSEs; although the settlement will reduce future repurchase requests from that purchaser, not all loan categories are covered by the settlement nor are other purchasers.

For loans sold in proprietary securitizations we have potential exposure for investment rescission or damages arising from legal claims that the offering documents under which the loans were securitized were materially deficient. As of December 31, 2013, we were a defendant in a total of five such lawsuits. Additionally, we have received various indemnity demands from underwriters for certain expenses and losses incurred in a total of three other suits but have not been named a defendant. Other lawsuits or requests for indemnification may be brought in the future. There is also potential repurchase exposure and rescission risk associated with our proprietary securitizations under the contracts with trustees through which the securitizations were created. Our securitization trustee could initiate a repurchase process on its own or at the behest of a sufficient percentage of securitization investors. However, the repurchase process is more difficult for securitization investors to initiate than it is for GSEs in whole loan sales. At December 31, 2013, no such repurchase requests had been received with respect to our proprietary first-lien mortgage securitizations. At December 31, 2013, based on applicable accounting guidance associated with contingencies, we had no reserve for potential losses associated with private first-lien mortgage securitizations except for one suit.

The HELOC securitizations are credit enhanced, or “wrapped,” by a monoline insurance company. Contractual representations and warranties were made to the monoline insurers, and we have received monoline insurer repurchase requests based on those contractual provisions. A monoline insurer for one of these securitizations reportedly has become insolvent, and we are unable to estimate what, if any, loss exposure that insolvency may create for us. Because of interests we retained, the loans held in our HELOC securitizations generally are recognized on our balance sheet as secured or restricted assets. Loss content for those loans is evaluated and recognized on our financial statements quarterly within the Allowance for Loan Losses. As a result, when we repurchase securitized HELOC loans the event typically has little immediate impact on our income statement. At December 31, 2013, based on the information available and applicable accounting guidance, we had no reserve for potential losses associated with private HELOC securitizations other than the reserve within the Allowance for Loan Losses. The monoline insurer for two of the HELOC securitizations has requested that, due to the default caused by unreimbursed insurance draws, the insurer and FHN should explore collapsing the trusts and purchasing the underlying collateral as a remedy. If that action were taken FHN could incur some incremental loss based upon the nature of the collateral and the costs of collapsing the trusts.

A significant portion of the loans we sold to GSEs were required to have private mortgage insurance (“MI”). MI also was provided for some of the loans in proprietary securitizations. We have received MI cancellation notices from the insurers which wrote these policies based on claims of fraud or misrepresentations relating to the insured loans. To date a majority of MI cancellations have involved loans sold to GSEs. Although unresolved MI cancellation notices are not formal repurchase requests, we include these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold to GSEs. MI cancellations can result in repurchase requests and, in the settlement mentioned above, MI-related repurchase requests are excluded from the settlement’s coverage. One MI insurer involved with loans we sold reportedly has become insolvent. We do not expect its failure to create new exposure for us, but it will increase the amount of our loss associated with any related repurchases.

The pipeline of repurchase requests, including related unresolved MI cancellation notices as of December 31, 2013, 2012, 2011, and 2010 was $197.2 million, $333.8 million, $383.5 million, and $534.2 million, respectively. During 2013 we entered into a settlement agreement with one of the GSEs. The settlement covered many but not all obligations we have with that GSE. Because of the agreement, covered matters were removed from the pipeline, which impacted its balance at year-end.

Our liability for repurchase losses is assessed quarterly. Although not all loans repurchased are in arrears or default, as a practical matter most have been. As a result, loss recognition for repurchased loans as a group has been much higher than for consumer loans typically held in our portfolio. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations of that sort necessarily are estimates and there remains a risk that the reserves will not be adequate. Moreover, until second quarter 2012, our ability to estimate our GSE repurchase exposure had been limited by our lack of access to relevant data regarding the underlying loans that we do not service. That limitation resulted in volatility in our provision expense from quarter to quarter. In the second quarter of 2012 we recognized $250 million of expense based on substantial new information received from one of the two GSEs. That information allowed us, for the first time, to estimate loss over all GSE loans sold. The information we received from the GSE was updated quarterly until we settled most of its whole-loan repurchase claims in fourth quarter 2013. In February 2014 we settled most repurchase claims with the other GSE. Future volatility should be less than in the past, though risk remains with respect to loans not covered by the settlements and loans not sold to GSEs. The liability (our reserve) for repurchase and foreclosure losses was $165.1 million, $232.4 million, $165.3 million, and $182.9 million on December 31, 2013, 2012, 2011, and 2010, respectively.

While the vast majority of claims made to date relate to whole-loan sales to GSEs, claims have been made with respect to other purchasers and investors. Also, while the volume in the repurchase pipeline has been falling, the proportion of non-GSE claims has grown. The number of repurchase requests, MI cancellation notices, or lawsuits may be volatile over time. An increase in the volume of such claims beyond what we are currently experiencing, or an increase in the loss rate we experience upon resolution of these claims, could adversely affect our financial condition and results of operations.

Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 51, “Repurchase and Foreclosure Liability” beginning on page 57, and “Repurchase and Foreclosure Liability” beginning on page 62 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report; and under the captions “RPL-Excluded First Horizon Branded Mortgage Securitization Litigation Matters,” “First Horizon Branded Mortgage Securitization Litigation Matters,” and “Legacy Home Loan Sales and Servicing” in Note 18 – Contingencies and Other Disclosures beginning on pages 134, 135, and 137, respectively, which is part of the material from our 2013 Annual Report that has been incorporated by reference into Item 8 of Part II of this report.

Although we sold our mortgage servicing business and many of our servicing assets in 2008, we have significant exposures related to the mortgage servicing obligations and assets which we retained after 2008, especially in relation to the subservicing arrangements we made between 2008 and the sale of substantially all our remaining servicing assets which we completed in first quarter 2014. State and federal officials and regulators have announced and commenced inquiries and investigations into the procedures followed by mortgage servicing companies and banks in completing affidavits relating to foreclosures and into the authority of the servicer to foreclose if assignments of legal interests in the mortgage loans have not been properly recorded. The attorneys general of all 50 states concluded a joint investigation of foreclosure practices across the industry and proposed significant changes in servicing practices related to foreclosures and substantial penalties. In 2012 the Justice Department announced that the federal government and attorneys general of 49 states had reached a $25 billion settlement agreement with five of the largest servicers to address mortgage loan servicing and foreclosure abuses. We were not a party to this settlement but the terms of it may affect later actions involving us. Government authorities in the past year have announced substantial mortgage-related settlements with major U.S. and foreign banks, and more settlements are expected in 2014. The Bureau recently has adopted significant changes to servicing rules which are likely to increase the cost and compliance risks of servicing mortgage loans. Additional state or federal inquiries or investigations may be commenced. We cannot predict the ultimate outcome of these inquiries, actions, or regulatory changes or the impact that they could have on our financial condition, results of operations, or business.

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

When we sold our servicing business in 2008 we retained significant servicing obligations and assets. At that time we engaged as our subservicer the purchaser of our business. In 2011 that engagement expired and we engaged a new subservicer. Our former subservicer experienced significant losses in connection with its servicing business based in part on the circumstances outlined above and in connection with a Consent Decree relating to same with the OCC. In 2012 the subservicer entered into a settlement agreement with the OCC along with 13 other large mortgage servicers that replaced the Consent Decree and its foreclosure look-back process and requires remediation for all borrowers with “in process” foreclosures from 2009 – 2010. Our former subservicer has informed us that it expects us to reimburse it for a significant portion of its losses and costs under our subservicing agreement. We disagree with our former subservicer’s position and have made no reimbursements. We also believe that certain amounts billed us by agencies for penalties and curtailments of claims by the subservicer prior to the subservicing transfer but billed after that date are owed by the subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against us may be substantial.

Additional information concerning risks related to servicing and foreclosure practices and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase and Foreclosure Liability” beginning on page 57, “Foreclosure Practices” beginning on page 60, and “Repurchase and Foreclosure Liability” beginning on page 62 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report; and under the caption “Servicing and Foreclosure Practices” in Note 18 – Contingencies and Other Disclosures, beginning on page 143 of our 2013 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of Part II of this report.

We also have elevated loss exposures associated with past lending under various government programs. Like most banks we have participated for many years in government-sponsored lending programs. At the federal level, during the period before we sold our national mortgage origination and servicing businesses, two prominent programs for us were the FHA and VA mortgage lending programs. Those programs require lenders like us to comply with various requirements in originating the loans. Non-compliance can lead to an agency demand that the lender reimburse resulting losses.

An agency also could demand enhanced damages, including treble damages, under various federal laws. A number of federal laws, including the False Claims Act, provide for substantial recoveries and penalties if false information is provided to a federal agency, and also provide that private citizens may sue in the name of the agency and obtain a portion of any recovery as a bounty. Some of these laws provide legal avenues for a wide variety of governmental agency claims, while others can have a narrower focus but include non-governmental claims. In some cases the laws provide for bounties if the government agency obtains a recovery. It is possible that suits under the False Claims Act or another law may be brought regarding our past financial business activities, such as mortgage originations, sales, securitizations, or servicing, either by a federal agency, by another party to those activities, or by an unrelated private person interested in pursuing the bounty. In 2012 we settled a private action of that sort related to a portion of our past VA lending. Currently a government agency investigation of our FHA lending since January 1, 2006 is ongoing.

Additional information concerning these government program risks, all of which is incorporated into this Item 1A by this reference, is set forth under the captions “Inquiry regarding FHA-Insured Loans” and

“Legacy Home Loan Sales and Servicing” in Note 18 – Contingencies and Other Disclosures beginning on pages 135 and 137, respectively, of our 2013 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of Part II of this report.

Reputation Risks

Our ability to conduct and grow our businesses, and to obtain and retain customers, is highly dependent upon external perceptions of our business practices and our financial stability. Our reputation is, therefore, a key asset for us. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Adverse perceptions regarding the practices of our competitors, or our industry as a whole, also may adversely impact our reputation. In addition, negative perceptions relating to parties with whom we have important relationships may adversely impact our reputation. Senior management oversees processes for reputation risk monitoring, assessment, and management.

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

Credit Risks

We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary over time. Since 2007 our credit charge-offs, especially related to lending, increased to historically high levels. Net charge-offs were $131.8 million in 2007, and increased to $572.8 million and $832.3 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline and reached $78.2 million in 2013. In recent years, our loan loss reserves also have declined from high levels. The allowance for loan loss was $253.8 million as of December 31, 2013, down substantially from $896.9 million and $849.2 million at year-end 2009 and 2008, respectively.

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

We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption “Accounting Risks” beginning on page 41, these guidelines and rules could change and cause provision expense or charge-offs to increase, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. Moreover, the SEC could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve, OCC, or other banking regulators.

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

For a significant component of our loan portfolios, specifically second-lien consumer real estate loans where we do not own or service the related first-lien loans, we have lacked complete information on which to model loss content and to assess individual loan collectability. In that case there is risk that our modeling and nonaccrual policies and procedures could be inadequate simply due to a lack of visibility into certain performance data. In 2013 we were able to obtain more complete information about such first-lien loans to help mitigate this risk.

A significant subset of our home equity lines of credit were originated prior to our national platform sale in 2008. An increasing number of those loans will switch in the next few years from interest-only payments to full amortization payments (principal and interest combined). In reserving for potential loss in this portfolio we model an increased rate of default associated with the higher monthly payment requirements when that switch occurs. Our modeling is based, among other things, on our experience with this portfolio, but risk remains that actual default rates could exceed our modeling.

The composition of our loan portfolio inherently increases our sensitivity to certain credit risks. At December 31, 2013, approximately 52% of total loans consisted of the commercial and industrial (C&I) category, while approximately 35% consisted of the consumer real estate category. No other category exceeded 5% of total loans.

The largest component of the C&I category at year end was loans to finance and insurance companies, a component which grew 6% compared with 2012 and which represented about 22% of the C&I category at December 31, 2013. The second largest component was loans to mortgage companies. As a result, approximately 32% of the C&I category was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.

The consumer real estate category contains a number of concentrations which affect credit risk assessment of the category.

●	Product concentration. The consumer category consists primarily of home equity lines of credit, and much of the remainder consists of consumer installment loans.
●	Collateral concentration. This entire category is secured by residential real estate. Approximately 50% of the category consists of loans secured on a second-lien basis.
●	Geographic concentration. At year end about 55% of the category related to Tennessee customers, 10% related to California, and no other state represented more than 3% of the category.
●	Legacy concentration. The consumer category is comprised in significant part of loans originated before 2009 by our legacy national mortgage lending business. Those loans consist of
31

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

Additional information concerning credit risks and our management of them is set forth under the captions “Asset Quality - Trend Analysis of 2013 Compared to 2012” beginning on page 26, “Credit Risk Management” beginning on page 45, and “Allowance for Loan Losses” beginning on page 62 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report.

The current prolonged low-interest rate environment has created a challenge for us and other banks to balance taking on higher risk against the need for income or yield. This challenge applies not only to credit risk in our lending activities but also to default and rate risks regarding our investments which, as they mature, must be reinvested at current rates.

Operational Risks

Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make such systems more robust may also make them less adaptable. Also, our efforts to control expenses, which is a significant priority for us in the current business environment, increases our operational challenges as we strive to maintain customer service and compliance at high quality and low cost.

A serious electronic security breach can cause significant damage and at the same time be difficult to detect even after it occurs. Among other things, that damage can occur due to outright theft of funds, fraud or identity theft perpetrated on customers, or adverse publicity associated with the breach and its potential effects. Perpetrators potentially can be employees, customers, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. Because of the potentially very serious consequences associated with these risks, our electronic systems and their upgrades address internal and external security concerns to a higher degree than might be true of many companies in other industries, and our systems have to comply with applicable banking and other regulations pertaining to bank safety and customer protection. Although many of our defenses are systemic and highly technical, others are much older and more basic. For example, periodically we train all our employees to recognize red flags associated with fraud, theft, and other electronic crimes, and we “train” our customers as well through regular and episodic security-oriented communications. We expect our systems and the regulatory requirements to continue to evolve as technology and criminal techniques also continue to evolve.

The operational functions we outsource to third parties may experience similar disruptions that could adversely impact us and over which we may have limited control and, in some cases, limited ability to quickly obtain an alternate vendor. To the extent we increase our reliance on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult.

The operational functions of business counterparties may experience similar disruptions that could adversely impact us and over which we may have limited or no control. For example, in 2013 major U.S. retailers experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including our Bank. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to our Bank and our customers. Other possible points of incursion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Failure to build and maintain the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable laws or regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Operational Risk Management” beginning on page 45 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report.

The delivery of financial services to customers and others increasingly depends upon technologies, systems, and multi-party infrastructures which are new, creating or enhancing several risks discussed elsewhere. Examples of the risks created or enhanced by the widespread and rapid adoption of relatively untested technologies include: security incursions; operational malfunctions or other disruptions; and legal claims of patent or other intellectual property infringement.

Service Risks

We provide a wide range of services to customers, and the provision of these services may create claims against us that we provided them in a manner that harmed the customer or a third party, or was not compliant with applicable laws or rules. Our services include lending, fiduciary, custodial, depositary, funds management, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions “Operational Risk Management” and “Compliance Risk Management”, each beginning on page 45 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report.

Regulatory, Legislative, and Legal Risks

The regulatory environment is challenging, and the regulatory impacts on us have become more restrictive and more costly. We operate in a heavily regulated industry. The regulatory environment has been changing rapidly in recent years, and our regulatory burdens generally have been increasing, as a result of recent events affecting traditional banking, mortgage banking, and financial markets generally. Heightened levels of regulatory change are likely to continue for at least the next several years.

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

We and our Bank both are required to maintain certain regulatory capital levels and ratios. Those requirements are increasing. In 2013 regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III.” The revised standards create a new emphasis on Common Equity Tier 1 Capital, restrict eligibility criteria for regulatory capital instruments, and make more stringent the methodology for calculating risk-weighted assets. The revised standards will begin to apply to us January 1, 2015. Since the standards are new, a number of interpretive questions remain unresolved by the regulators.

If we were to incur financial losses persistently, or if the new regulatory requirements are interpreted or otherwise applied in an unexpectedly adverse manner, then at some point the ability of us or the Bank to meet applicable requirements could be adversely affected. For us and the Bank, current regulations require a Total Capital ratio of 8.00 percent and Tier 1 and Leverage ratios of 4.00 percent for capital adequacy purposes. As of December 31, 2013, our Total Capital ratio was 16.23 percent, Tier 1 Capital ratio was 13.87 percent, and Leverage ratio was 11.04 percent. For capital adequacy purposes the Bank must calculate its capital ratios after excluding financial subsidiaries as defined by the Gramm-Leach-Bliley Act of 1999. Under such rules, as of December 31, 2013, the Bank’s Total Capital, Tier 1 Capital and Leverage ratios were 16.84 percent, 15.43 percent, and 12.33 percent, respectively.

Pressures to maintain appropriate capital levels and address business needs in a persistently weak economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions that have occurred in recent years include the elimination in 2008 of our twenty cents per share quarterly common cash dividend (which was reinstated at one cent per share in 2011 and increased to five cents in 2013), two sales of our common stock and the issuance of a common stock warrant, and a contraction of our balance sheet (involving sales or other dispositions of assets or businesses) at times when market values were depressed. Other such actions could include the issuance of participating preferred stock, securities convertible into common or participating stock, or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.

Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions “Capital Adequacy” and “Prompt Corrective Action” in Item 1 of this report beginning on pages 8 and 12, respectively; under the captions “Capital,” “Capital Management and Adequacy,” and “Regulatory Matters” beginning on pages 23, 44, and 59, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of Part II of this report; and under the caption “Regulatory Capital” in Note 13 – Regulatory Capital and Restrictions, beginning on page 124 of our 2013 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of Part II of this report.

The Dodd-Frank Reform Act made significant changes to how financial services companies are regulated.

Many of the changes in the Dodd-Frank Reform Act are not yet complete. It could be several years before all the impacts are known. Other than those mentioned elsewhere in this Item 1A, areas covered by the Reform Act which presently appear likely to present the greatest risks to us are mentioned below:

●	Due to the scope of the new regulations adopted to date and still to be implemented, it is likely that our compliance costs will rise appreciably over the next several years, particularly in connection with consumer business, and a substantial portion of that increase likely will be permanent.
●	Final regulations under the Reform Act’s so-called Durbin Amendment were issued in 2011. Effective October 1 that year, they severely capped the interchange fees which banks are able to charge merchants for debit card transactions to 21 cents per transaction with an additional 5 basis points available to cover fraud losses. The cap represents a substantial reduction compared to the rates that prevailed in the market previously. It is estimated that our annual revenue from interchange fees was reduced by approximately $15 million to $20 million. In 2013 a court ruled that the reductions imposed in the regulations were too lenient. That ruling has been stayed pending appeal but, if upheld, our interchange fee revenue would be further curtailed. Retroactive application of the ruling could result in a one-time impact as well as loss of future revenue.
●	A new regulatory agency was created: the Consumer Financial Protection Bureau, or “Bureau.” The Bureau has substantial authority over our consumer finance products and services, and therefore is likely to have a substantial impact on our consumer financial services businesses. The Bureau’s rule-making authority is extensive, including such things as setting terms and conditions on consumer products and services and defining deceptive and abusive practices. The Bureau has issued a number of important rules and proposed others affecting a wide range of consumer products including home mortgages. Many other areas affecting consumer financial services, especially related to lending, collection, and fee charges, are subject to Bureau regulations. The eventual impact of those and future rules and actions is not fully known.
●	The Reform Act’s new requirements on mortgage lenders, servicers, and securitizers could adversely impact our ability to conduct mortgage lending and servicing activities, and similarly could impact mortgage-lending banks which are customers of ours. Moreover, the Bureau’s new requirements for qualified mortgage loans, which are effective in 2014, could have the effect of reducing availability of credit and, therefore, reducing home purchases and property values, particularly in those areas in which homeowners disproportionately fall below the new minimum thresholds.
35

●	The Reform Act’s municipal advisor requirements could adversely affect our capital markets, derivatives, and other activities with municipal customers.
●	Regulators have begun implementing new stress testing and other risk management regimes which are likely to continue to evolve. Stress testing processes require banks to estimate the impact on capital, liquidity, and other measures of safety of certain assumed environmental shocks. A failure to satisfy regulatory stress testing, or another new significant risk management standard, could result in the imposition of operating restrictions on us and require us to raise capital, which could adversely affect operating results or be dilutive to our shareholders.
●	The Reform Act could substantially increase our deposit insurance costs.
●	The Reform Act has excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion will be to remove $200 million of currently outstanding securities from our Tier 1 capital partly after 2014 and entirely after 2015.
●	In 2011 the SEC adopted a final rule implementing a whistleblower bounty provision of the Reform Act. This rule could increase our costs of dealing with certain types of employment disputes and weaken the effectiveness of our compliance and ethics “hotline” and other internal reporting processes.
●	Regulations under the Reform Act governing derivatives could adversely affect certain activities of our capital markets business.
●	There is a risk that the burden of many of the increased compliance costs could be uneven over the industry in terms of the impact to each institution’s efficiency ratio (the ratio of costs to revenues), leaving some institutions disadvantaged relative to others. Uneven outcomes could arise because: larger institutions may be able to bear some of the new costs more efficiently due to economies of scale; some new burdens do not apply to smaller institutions at all or are intended to impact community banks much less than regional, national, or international banks; and, there is a risk of unintended impacts. Uneven impact may be inevitable because in most cases: each new burden will apply to a range of activities; each institution has its own mix of business activities; and, the various burdens tend to be unequal from one activity to the next.

A weakening of federal pre-emption may increase our compliance and operational costs and risk, and may increase them substantially. Most states and some communities have in place various laws pertaining to lending and other business activities conducted by banks, some of which may not be pre-empted by federal law. For many years the OCC took the position that it was the exclusive regulator of various aspects of national banks, such as ours, or their operating subsidiaries, such as our former mortgage company. This position allowed national banks to operate under one set of rules in many important respects. In recent years that position has been impacted by two events. In its 2009 decision known as Cuomo v. Clearing House Association L.L.C., the U.S. Supreme Court determined that the OCC does not have the exclusive ability to enforce certain state and local laws applicable to certain business activities of national banks which are not pre-empted by federal law. Cuomo holds that the National Bank Act allows states to enforce non-pre-empted laws through judicial proceedings against national banks. In 2010 the Dodd-Frank Reform Act codified the Cuomo holding and created the Bureau, which has certain regulatory powers over national banks in consumer matters. In 2011, acting under the Reform Act, the OCC conformed its pre-emption rule to Cuomo and the requirements of the Reform Act regarding visitorial powers and pre-emption standards. Since that time some courts have found various state laws not to be pre-empted and, therefore, to be applicable to national banks in reliance on the Reform Act. Other courts have upheld pre-emption under the new rule. Dealing with potential state and local enforcement activity relating to non-pre-empted laws would, at a minimum, increase the compliance costs for national banks like ours that have operations or customers in more than one state and could prevent us from offering uniform products across all markets we serve.

The new healthcare reform law may increase our costs, and there is a significant risk that the increases over time will be substantial. Many of the most significant provisions of this 2010 legislation first took effect in 2014. Reaction by employers has been varied, and further adjustments by employers are likely to continue into 2015.The overall impact of the law upon our costs and employee retention will not be known for some time.

We face the risk of increased litigation from customers, employees, vendors, contractual parties, and other persons, either singly or in class actions, and from federal, state, and local entities and regulators. Since 2008 the risks of certain types of litigation have increased. For us, the most notable of those types are (i) lender liability claims, (ii) claims involving investors or counterparties under financial or other stress, including in particular purchasers of mortgages originated prior to 2009, investors in mortgage-backed securities sold prior to 2008, and agencies administering mortgage-related government programs, (iii) claims based on declines in our stock price, and (iv) claims based on novel legal theories. The risk from the first two types has increased primarily because borrowers and other contractual counterparties have experienced financial stress, in many cases resulting in an attempt to obtain funds or relief from a solvent party (us). We expect that this heightened risk level will not abate until after economic conditions, including residential real estate values, substantially improve on a stable basis. The elevated risk associated with type (iii) largely is a result of volatile stock price performance and eventually should fall back to ordinary levels if volatility in our stock price moderates.

Risks of Expense Control

Our ability to successfully manage expenses is important to our long-term survival and prosperity but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change, either by expansion or contraction, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. The importance of managing expenses has been amplified in the current slow growth, low net interest margin business environment. Overall, our noninterest expenses have been improving: in 2010, 2011, 2012, and 2013 noninterest expense was $1,341.8 million, $1,293.0 million, $1,383.7 million, and $1,158.6 million, respectively. Volatility in noninterest expense has been significantly affected by increasingly idiosyncratic charges related to legacy mortgage activities as discussed in this Item 1A under the caption “Legacy Mortgage Business Risks” beginning on page 26.

We manage controllable expenses and risk through a variety of means, including selectively outsourcing or multi-sourcing various functions and procurement coordination and processes. In recent years we have exited non-strategic businesses and have actively sought to make strategic businesses more efficient primarily by investing in technology, re-thinking and right-sizing our physical facilities, and re-thinking and right-sizing our workforce. These efforts usually entail additional near-term expenses in the form of technology purchases and implementation, facility closure or renovation costs, and severance costs, while expected benefits typically are realized with some uncertainty in the future.

We have also re-focused our attention on the economic profit generated by our business activities and prospects rather than merely revenues or ordinary profit. Economic profit analysis attempts to relate ordinary profit to the capital employed to create that profit with the goal of achieving higher (more efficient) returns on capital employed overall. Activities with higher capital usage bear a greater burden in economic profit analysis. The process is intended to allow us to more efficiently manage investment of our resources. Economic profit analysis involves a significant amount of judgment regarding capital allocation. Mistakes in those judgments could result in a misallocation of resources and diminished profitability over the long run.

Geographic Risks

We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact Tennessee and neighboring states where we do our traditional banking business. If the southeastern U.S., and Tennessee in particular, were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader footprint.

We have a capital markets office outside of the United States in Hong Kong. Operating a non-U.S. office, employing non-U.S. persons, and engaging non-U.S. vendors and other counterparties creates a number of risks: the risk that taxes, licenses, fees, prohibitions, and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our ability to operate overseas profitably or at all; the risk that our assets and operations could be nationalized in whole or part without adequate compensation; the risk that currency exchange rates could move unfavorably so as to diminish or destroy the U.S. dollar value of assets, or to enlarge the U.S. dollar value of liabilities; the risk that legal recourse against foreign counterparties may be limited in unexpected ways; the risk of non-compliance associated with foreign regulation or U.S. regulation of non-U.S. activities; and the risk that political or cultural preferences in a host country might become antagonistic to U.S. companies. Our ability to manage those and other risks depends upon a number of factors, including: our ability to recognize and anticipate differences in cultural and other expectations applicable to customers, employees, regulators, vendors, and other business partners and counterparties; our ability to recognize and act upon opportunities and constraints peculiar to the countries and cultures in which our offices operate; our ability to recognize and manage any exchange rate risks to which we are exposed; and our ability to anticipate the stability of or changes in the political, legal, and monetary systems of the countries in which our offices operate.

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

We own certain bank-owned life insurance policies as assets on our books. Some of those policies are “general account” and others are “separate account.” The general account policies are subject to the risk that the carrier might experience a significant downgrade or become insolvent. The separate account policies are less susceptible to carrier risk, but do carry a higher risk of value fluctuations in securities which underlie those policies. Both risks are managed through periodic reviews of the carriers and the underlying security values. However, particularly for the general account policies, our ability to liquidate a policy in anticipation of an adverse carrier event is significantly limited by applicable insurance contracts and regulations as well as by a substantial tax penalty which could be levied upon early policy termination.

Liquidity and Funding Risks

Liquidity is essential to our business model and a lack of liquidity or an increase in the cost of liquidity may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2012 and 2013 were met principally by deposits and by financing from other financial institutions. Historically we also depended upon financing from private institutional investors by means of the capital markets. In 2008 and 2009 we were not able to utilize the private markets economically, but late in 2010 we issued and sold $500 million of senior notes in an underwritten offering which remain outstanding at December 31, 2013, and in January 2013 we issued shares of preferred stock and sold interests in them. The recent past illustrates, however, the risk that capital markets may become unavailable for reasons beyond our control. Deposits traditionally have provided our most affordable funds, and during much of the past three years our deposits have generally trended upward despite the low-interest-rate environment. However, deposit trends can shift with economic conditions. If the economy improves, deposit levels in our Bank might fall, perhaps fairly quickly, as depositors become more comfortable with risk and seek higher returns in other vehicles; this could pressure us to raise our deposit rates, which could shrink our net interest margin to the extent that loan rates do not rise correspondingly and at the same time.

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

Credit Ratings

Our credit ratings directly affect the availability and cost of our unsecured funding. The Corporation and the Bank currently receive ratings from several rating entities for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. In recent years, including most recently in 2013, we have experienced downgrades by the various agencies at various times. At December 31, 2013, two of the three rating agencies continued to rate the unsecured senior debt of the Corporation as investment grade, and all three rated such debt of the Bank as investment grade, although we were at or near the lowest levels of investment grade. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

Reductions in our credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. At this time, those of our ISDA master agreements which have ratings triggers reference the lower of S&P’s or Moody’s ratings. Based on those ratings, for some time we have been required to post collateral in the amount of our derivative liability positions with most derivative counterparties. Should a credit rating downgrade occur, the maximum additional collateral we would have been required to post is approximately $7 million as of December 31, 2013.

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

A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and capital markets businesses. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are nearly equal to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is positively sloped. However, the yield curve can be relatively flat or inverted for short or even protracted periods. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our capital markets business. A goal and effect of certain actions by the Federal Reserve over the past few years has been to flatten the yield curve, and our net interest margin has declined over this period. A prolonged inversion of the yield curve historically is so uncommon that it is difficult to predict all the effects that such a market condition is reasonably likely to create.

Expectations by the market regarding the direction of future interest rate movements can impact the demand for fixed income investments which in turn can impact the revenues of our capital markets business. That risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.

Securities Inventories and Market Risks

The trading securities inventories we hold in our capital markets business are subject to market and credit risks. In the course of that business we hold trading securities inventory positions for purposes of distributions to customers, and we are exposed to certain market risks attributable principally to credit risk and interest rate risk associated with fixed-income securities. We manage the risks of holding inventories of securities through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Capital markets trading securities (long positions) were $794.5 million as of December 31, 2013, $1.2 billion at year-end 2012, and $962.1 million at year-end 2011.Trading liabilities (short positions) were $368.3 million, $564.4 million, and $347.3 million at December 31, 2013, 2012, and 2011, respectively.

Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Market Risk Management” beginning on page 43 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Annual Report, which is part of the material from that Report that has been incorporated by reference into Item 7 of Part II of this report.

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

A major example of that linkage is our obligation to fund our pension plan so that it may satisfy benefit claims in the future. Our pension funding obligations generally depend upon actuarial estimates of benefits claims and actuarial estimates of future plan asset values. To a substantial extent the pension plan invests its assets in marketable securities. Our obligations to fund the plan can diminish substantially if the plan’s investments perform well, and can grow substantially if those investments perform poorly. Changes in those obligations generally translate into positive or negative changes in our pension expense, which in turn affects our financial performance. Although our obligations and expenses relative to the plan can be affected by many other things, including changes in our participating employee population and changes to the plan itself, declines in market performance tend to increase our obligations to fund the pension plan. We froze new plan benefits after 2012, and in 2011 we changed the plan’s asset allocation investment strategy. Although we expect those changes to moderate future volatility in this area, risk of some level of volatility is unavoidable. That risk of volatility would be amplified if certain actuarial assumptions change adversely, especially the discount rate used to estimate the projected benefit obligation, or if the accounting rules regarding pension liability estimates change adversely.

Our hedging activities may be ineffective, may not adequately hedge our risks and are subject to credit risk. In the normal course of our businesses we attempt to create partial or full economic hedges of various, though not all, financial risks. Our capital markets unit manages interest rate risk on a portion of its trading portfolio with short positions, futures, and options contracts. We also use derivatives, including swaps, swaptions, caps, forward contracts, options, and collars, that are designed to moderate the impact on earnings as interest rates change. Generally, these hedged items include certain term borrowings and certain held-to-maturity loans. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

Accounting Risks

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are: the level of the allowance for credit losses; and the level of repurchase, make-whole, and foreclosure reserves. However, other estimates occasionally become highly significant, especially in volatile situations such as litigation and other loss contingency matters. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our goodwill or other assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, we are entirely unable to make estimates.

We lack first-hand visibility regarding certain loans, other assets, or liabilities which increases the risk that our estimates may be inaccurate. For example, interagency supervisory guidance related to practices for loans and lines of credit secured by junior liens on 1-4 family residential properties requires that the performance of the first lien should be considered when assessing the collectability and inherent loss of a performing junior lien. Additionally, the OCC has clarified that an institution’s income recognition policy should incorporate management’s consideration of all reasonably available information including, for junior liens, the performance of the associated senior liens as well as trends in other credit quality indicators. We own and service a consumer real estate portfolio that is primarily composed of home equity lines and installment loans. As of December 31, 2013, that amount was $5.3 billion. As of December 31, 2013, approximately $2.6 billion or 50 percent of the consumer real estate portfolio consisted of stand-alone second liens. We own or service less than 5 percent of the first liens that are senior to these stand-alone second liens. We are not able to actively monitor the performance status of the first liens that are serviced by others. We obtain first lien performance information from third parties and through loss mitigation activities, and we place a stand-alone second lien loan on nonaccrual if we discover that there are performance issues with the first lien loan. It is possible that if our evaluation methods change or information sources otherwise improve our additions to nonperforming loans may be material.

A reduction in our taxable earnings outlook could adversely affect the value of our deferred tax asset, as could a reduction in our corporate income tax rate. We have a net deferred tax asset accumulated during recent years. At December 31, 2013 our gross deferred tax asset after valuation allowance was approximately $405.7 million and the net deferred tax asset was approximately $275.7 million. The value of our deferred tax asset depends in part upon our estimation of our ability to realize the asset during applicable future periods and, less significantly, upon our estimate of future tax rates. A significant adverse change in our taxable earnings outlook could result in an impairment of the value of our deferred tax asset. Also, future enactment by Congress of tax rate reductions could result in impairment.

Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings. Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry.

Changes in regulatory rules can create significant accounting impacts for us. Because we operate in a regulated industry we prepare regulatory financial reports based on regulatory accounting rules. Changes in those rules can have significant impacts upon us in terms of regulatory compliance. In addition, such changes can impact our ordinary financial reporting, and uncertainties related to regulatory changes can create uncertainties in our financial reporting.

Risks of Holding our Stock

The principal source of cash flow to pay dividends on our stock is dividends and distributions from the Bank, and the Bank cannot currently pay dividends to us without regulatory approval. We primarily depend upon common dividends from the Bank for cash to fund dividends we pay to our stockholders. However, because Bank dividends exceeded earnings over the two year period 2012-2013, regulatory constraints may prevent the Bank from declaring and paying dividends to us in 2014 without regulatory approval. Applying the applicable regulatory rules, as of December 31, 2013 and 2012, the Bank had negative $141.6 million and negative $247.5 million, respectively, available for dividends.

Also, we are required to provide financial support to the Bank. Accordingly, at any given time a portion of our funds may have to be used for that purpose and therefore would be unavailable for dividends.

Furthermore, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. As mentioned above, the capital requirements applicable to us will change, becoming more strict, starting in 2015.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have no properties that we consider to be materially important to our financial statements. Information concerning our business locations, including bank branches and FTN Financial offices, is provided in Item 1 of this report beginning on page 2, which information is incorporated into this Item 2 by this reference. In addition to the bank branches and FTN offices mentioned in Item 1, we have other offices and office buildings such as our headquarters building at 165 Madison Avenue in downtown Memphis, Tennessee. Although some of these other offices contain bank branches or FTN offices, primarily they are used for operational and administrative functions. The operational and administrative offices are located in several cities, primarily in Tennessee. At December 31, 2013, we believe our physical properties are suitable and adequate for the businesses we conduct.

ITEM 3. LEGAL PROCEEDINGS

The “Contingencies” section from Note 18 (Contingencies and Other Disclosures) to the Consolidated Financial Statements appearing on pages 133-144 of our 2013 Annual Report to shareholders is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

The following is a list of our executive officers, along with certain supplemental information, all presented as of January 31, 2013. The executive officers generally are appointed at the April meeting of our Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age	Current (Year First Elected to Office) and Recent Offices and Positions
John M. Daniel Age: 59

Executive Vice President – Chief Human Resources Officer of the Corporation and the Bank (2006)

Mr. Daniel joined FHN as the Executive Vice President in charge of human resources in 2006. From January 2001 to September 2006, Mr. Daniel was the Executive Vice President in charge of human resources for Regions Financial Corporation.

Jeff L. Fleming Age: 52

Executive Vice President – Chief Accounting Officer of the Corporation and the Bank (2012); principal accounting officer

Mr. Fleming became Executive Vice President – Chief Accounting Officer in 2012. He first joined FHN in the Accounting Division in 1984. From 2010 to 2011 he was Executive Vice President – Corporate Controller, from 2008 to 2010 he was Senior Vice President – Corporate Controller and from 2004 to 2008 he was Senior Vice President – Director of Corporate Accounting.

D. Bryan Jordan Age: 52

President and Chief Executive Officer (2008) and Chairman of the Board (2012) of the Corporation and the Bank; principal executive officer

Mr. Jordan became President and Chief Executive Officer in 2008, and was elected Chairman in 2012. From May 2007 until September 2008 Mr. Jordan was Executive Vice President and Chief Financial Officer of the Corporation and the Bank. From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until April 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and, from November 2006, a Senior Executive Vice President of Regions.

Michael E. Kisber Age: 54

President – FTN Financial of the Corporation and the Bank (2011)

Mr. Kisber became President of the Bank’s FTN Financial division in 2011. He joined FTN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President. In 2008 he became Director of Fixed Income for FTN.

William C. Losch III Age: 43

Executive Vice President – Chief Financial Officer of the Corporation and the Bank (2009); principal financial officer

Mr. Losch joined FHN as Executive Vice President – Chief Financial Officer in 2009. From 1998 to 2009, Mr. Losch was with Wachovia Corporation. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to 2009.

David T. Popwell Age: 53

President – Banking of the Corporation and the Bank (2013)

Mr. Popwell became President of the Bank’s regional banking business in January 2013. In 2011 and 2012 Mr. Popwell was Executive Vice President – Regional Banking and Banking Chief Operating Officer for FHN. From 2008 to 2011 Mr. Popwell was the Banking Chief Operating Officer of the Bank, and from 2007 to 2008 Mr. Popwell was the Market Manager for the Bank’s Mid-South Market. From 2004 to 2007 Mr. Popwell was President of SunTrust Bank – Memphis, and prior to that was an Executive Vice President of National Commerce Financial Corp.

Susan L. Springfield Age: 49

Executive Vice President – Chief Credit Officer of the Corporation and the Bank (2013)

Ms. Springfield became Executive Vice President – Chief Credit Officer in January 2013. She has served the Bank in various capacities since 1998. Most recently: in 2011 she was Executive Vice President – Commercial Banking; from 2009 to 2010 she was Executive Vice President – Commercial Credit Risk Executive; and from 2005 to 2008 she was Executive Vice President – Commercial Credit Risk Manager.

Charles T. Tuggle, Jr. Age: 65

Executive Vice President – General Counsel of the Corporation and the Bank (2008)

Mr. Tuggle became Executive Vice President – General Counsel in 2008. From 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FTN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FTN Financial. From 1998 to 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.

Yousef A. Valine Age: 54

Executive Vice President – Chief Risk Officer (2010) of the Corporation and the Bank

Mr. Valine joined FHN in 2009 and became Executive Vice President – Chief Risk Officer in 2010. From June to December 2009, Mr. Valine served as Executive Vice President – Corporate Risk Management of the Corporation and the Bank. From 1985 until June 2009, Mr. Valine was with Wachovia Corporation, most recently serving as Executive Vice President and Chief Operating Officer of its enterprise-wide risk management division from 2007 until June 2009, as the head of its Institutional Risk Group in 2006, and as its chief operational risk officer in 2005.

Other Supplemental Information

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

The Bank has made a Declaration of Covenant dated as of July 20, 2005 (“Declaration”) in connection with the Bank Preferred Stock. Under the Declaration, the Bank has promised to redeem shares of the Bank Preferred Stock only if and to the extent that the redemption price is equal to or less than the New Equity Amount as of the date of redemption. “New Equity Amount ” means, on any date, the net proceeds to the Bank or subsidiaries of the Bank received during the six months prior to such date from new issuances of common stock of the Bank or of other securities or combinations of securities that

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market for FHN’s Common Stock

Our common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2013, there were 6,389 shareholders of record of our common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)	the Summary of Quarterly Financial Information (Table 29)(page 68), the Selected Financial and Operating Data Table (page 2), and the “Liquidity Management” subsection (beginning on page 48) of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our 2013 Annual Report to shareholders,
(ii)	the “Restrictions on dividends” section within Note 13 – Regulatory Capital and Restrictions beginning on page 125 of the 2013 Annual Report to shareholders, and
(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 6 and 8, respectively, of Item 1 of Part I of this report on Form 10-K.

(b)	Sale of Unregistered Equity Securities

Not applicable.

(c)	Issuer Repurchases

Pursuant to Board authority, we may repurchase shares from time to time for general purposes and for our stock option and other compensation plans, subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. We will evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders. Additional information concerning repurchase activity during the final three months of 2013 is presented in Table 12, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section appearing on pages 25-26 of our 2013 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 2 of our 2013 Annual Report to shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the Glossary and Acronyms sections, and the Consolidated Historical Statements of Income and Consolidated Average

Balance Sheets and Related Yields and Rates tables appearing on pages 3-77 and 197-199 of our 2013 Annual Report to shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated herein by reference to Note 25 - Derivatives to the Consolidated Financial Statements, and to the “Market Risk Management” and “Interest Rate Risk Management” subsections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, which appear, respectively, on pages 184-190 and on pages 43-44 and 46-48 of our 2013 Annual Report to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, the Reports of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the notes thereto, and Table 29, Summary of Quarterly Financial Information, appearing, respectively, on pages 78-196 and on page 68 of our 2013 Annual Report to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

Reports on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 78-79 of FHN’s 2013 Annual Report to shareholders and are incorporated herein by this reference.

Changes in Internal Control over Financial Reporting. There have not been any changes in FHN’s internal control over financial reporting during FHN’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, FHN’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item as it relates to directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and audit committee financial experts is incorporated herein by reference to the “Corporate Governance and Board Matters” section and the “Vote Item No. 1—Election of Directors” section of our 2014 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to our executive officers is incorporated herein by reference to the information provided under the heading “Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2014 Proxy Statement.

In 2013 there were no material amendments to the procedures, described in our 2014 Proxy Statement, by which security holders may recommend nominees to our Board of Directors.

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of FHN and its subsidiaries. A copy of the Code has been filed or incorporated by reference as Exhibit 14 to this report and is posted on our current internet website (at www.firsthorizon.com; click on “Investor Relations” and then “Corporate Governance”). A paper copy of the Code is available without charge upon written request addressed to our Corporate Secretary at our main office, 165 Madison Avenue, Memphis, Tennessee 38103. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on our internet website, the address for which is listed in this paragraph above.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Recent Compensation,” “Post-Employment Compensation,” and “Director Compensation” sections of our 2014 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is provided in our 2014 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report and is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the following plans:

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

Of the 8,593,175 compensatory options outstanding at December 31, 2013, approximately 37% were issued in connection with employee and director cash deferral elections. We received over many years a total of approximately $31.1 million in employee cash deferrals and $2.3 million in non-employee director and advisory board retainer and meeting fee deferrals related to deferral options. The opportunity to defer portions of compensation in exchange for options has not been offered to employees, directors or advisory board members with respect to compensation earned at any time since January 1, 2005.

The following table includes information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Currently, all plans listed above other than the ECP have expired. Footnotes (2) and (5) to the table set forth the total number of shares of our common stock issuable upon the exercise of options under the expired plans as of December 31, 2013. No additional options may be granted under those expired plans.

The numbers of shares covered by stock options, and the option prices, reported in the following table have been adjusted proportionately to reflect the estimated economic effects of dividends distributed in common stock effective October 1, 2008 through January 1, 2011. The cumulative compound adjustment factor related to those dividends is 20.038%.

EQUITY COMPENSATION PLAN INFORMATION

		A		B	C
Plan Category		Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col. A)
Equity Compensation Plans Approved by Shareowners	(1)	5,123,645	(2)	$15.572	9,410,603 (3)

Equity Compensation Plans Not Approved by Shareowners	(4)	3,469,530	(5)	$24.522	—
Total		8,593,175		$19.293	9,410,603

(1)	Consists of the Directors’ Plan, 1995 Directors’ Plan, 1995 Plan, 1990 Plan, and the ECP.

(2)	Includes 612,592 outstanding options issued in connection with employee and non-employee director cash deferrals of approximately $3.8 million. Also includes information for equity compensation plans that have expired. The Directors’ Plan, the 1995 Directors’ Plan, the 1995 Plan and the 1990 Plan were approved by shareholders in 2000, 1995, 1995, and 1990, respectively. The plans expired in 2007, 1999, 2005, and 2000, respectively. As of December 31, 2013, a total of 615,874 shares of FHN common stock were issuable upon the exercise of outstanding options under these expired plans. No additional options may be granted under these expired plans.
50

(3)	As of December 31, 2013, an aggregate of 9,410,603 shares were available for awards other than options under the ECP.

(4)	Consists of the 1997 Plan and the Advisory Board Plans.

(5)	Includes 2,552,004 outstanding options issued in connection with employee and advisory board cash deferrals of approximately $13.5 million. All equity compensation plans reported in this note have expired or terminated. The 1997 Plan, the 1996 Bank Director and Advisory Board Member Deferral Plan, and the 1991 Bank Director and Advisory Board Member Deferral Plan expired in 2007, 2002, and 1997, respectively, and the 2002 Bank Director and Advisory Board Member Deferral Plan was terminated in 2005. As of December 31, 2013, a total of 3,469,530 shares of FHN common stock were issuable upon the exercise of outstanding options under these expired or terminated plans. No additional options may be granted under these expired or terminated plans.

In the table, column C shows the number of shares available for future award grants under the plans indicated at December 31, 2013, assuming eventual full exercise or issuance of all shares covered by awards outstanding on that date. Shares covered by outstanding options are shown in column A. In total, 4,600,880 shares are covered by outstanding awards other than options, including 4,406,821 under plans approved by shareowners and 194,059 under plans not approved by shareowners.

Description of Equity Compensation Plans Not Approved by Shareholders

The 1997 Plan

The 1997 Plan was adopted by the Board of Directors in 1996 and expired in 2007. The 1997 Plan provided for granting of nonqualified stock options.

Options were granted under the 1997 Plan prior to its expiration to substantially all our then-current employees pursuant to our former FirstShare and management option programs. The FirstShare program was a broad-based employee plan, where all employees (except management level employees) received a stock option award annually. Grants were last made under the FirstShare program in 2006. Terms of the FirstShare options included vesting 100 percent after three years and a term of 10 years. Management level employees received annual stock option awards under the 1997 Plan pursuant to the management option program. Terms of the management options included vesting 50 percent after 3 years and 50 percent after 4 years, unless a specified stock price is achieved within the 3 year period, and a term of 7 years. In addition to the above, prior to 2005 certain employees could elect to defer a portion of their annual compensation into stock options under the 1997 Plan. These options vested after 6 months and have a term of 20 years. The options vest on an accelerated basis in the event of a change in control of First Horizon. All options granted under the 1997 Plan, except deferral options, had an exercise price equal to the fair market value on the date of grant. Under our former deferred compensation stock option program, the option price per share was less than 100 percent of the fair market value of the share at the time the option is granted if the employee had entered into an agreement with us to receive a stock option grant in lieu of compensation and the amount of compensation foregone when added to the cash exercise price of the options was at least the fair market value of the shares on the date of grant. The deferred compensation stock option program has not been effective since January 2005.

As of December 31, 2013, options covering 3,428,284 shares of our common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 20,486,273 shares had been exercised during the life of the plan. Of the options outstanding under the 1997 Plan, approximately 73% were issued in connection with employee cash deferral elections. We received approximately $13.0 million in cash deferrals to offset a portion of the exercise price. The 1997 Plan was filed most recently as Exhibit 10.2(d) in our Form 10-Q for the quarter ended June 30, 2009.

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

As of December 31, 2013, options covering 41,246 shares of our common stock were outstanding under the Advisory Board Plans, zero shares remained available for future option grants, and options covering 215,301 shares had been exercised during the life of the plan.

The Advisory Board Plans were included as Exhibits 10.1(f), 10.1(g), and 10.1(h) to our Form 10-Q for the quarter ended June 30, 2009.

Beneficial Ownership of Corporation Stock

The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of our 2014 Proxy Statement.

Change in Control Arrangements

FHN is not aware of any arrangements which may result in a change in control of FHN.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated herein by reference to the “Independence and Categorical Standards” and the “Transactions with Related Persons” sections of our 2014 Proxy Statement, which sections are incorporated herein by reference. Our independent directors and nominees are identified in the second paragraph of the “Independence and Categorical Standards” section of our 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has a policy providing for pre-approval of all audit and non-audit services to be performed by our registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the SEC. Services either may be approved in advance by the Audit Committee specifically on a case-by-case basis (“specific pre-approval”) or may be approved in advance (“advance pre-approval”). Advance pre-approval requires the Committee to identify in advance the specific types of service that may be provided and the fee limits applicable to such types of service, which limits may be expressed as a limit by type of service or by category of services. Unless the type of service to be provided by our registered public accounting firm has received advance pre-approval under the policy and the fee for such service is within the limit pre-approved, the service will require specific pre-approval by the Committee.

The terms of and fee for the annual audit engagement must receive the specific pre-approval of the Committee. “Audit,” “Audit-related,” “Tax,” and “All Other” services, as those terms are defined in the policy, have the advance pre-approval of the Committee, but only to the extent those services have been specified by the Committee and only in amounts that do not exceed the fee limits specified by the Committee. Such advance pre-approval is to be for a term of 12 months following the date of pre-approval unless the Committee specifically provides for a different term. Unless the Committee specifically determines otherwise, the aggregate amount of the fees pre-approved for All Other services for the fiscal year must not exceed seventy-five percent (75%) of the aggregate amount of the fees pre-approved for the fiscal year for Audit services, Audit-related services, and those types of Tax services that represent tax compliance or tax return preparation. The policy delegates the authority to pre-approve services to be provided by our registered public accounting firm, other than the annual audit engagement and any changes thereto, to the chair of the Committee. The chair may not, however, make a determination that causes the 75% limit described above to be exceeded. Any service pre-approved by the chair will be reported to the Committee at its next regularly scheduled meeting.

Information regarding fees billed to the Corporation by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the section of our 2014 Proxy Statement captioned “Vote Item No. 3—Ratification of Appointment of Auditors.” No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements and related Reports

Page 81*	1.	Consolidated Statements of Condition as of December 31, 2013 and 2012.

Page 82*	2.	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

Page 83*	3.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

Pages 84-85*	4.	Consolidated Statements of Equity for the years ended December 31, 2013, 2012, and 2011.

Page 86*	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

Pages 87-196*	6.	Notes to Consolidated Financial Statements

Page 78*	7.	Report of Management on Internal Control over Financial Reporting

Pages 79-80*	8.	Reports of Independent Registered Public Accounting Firm

*	The consolidated financial statements of FHN, the notes thereto, and the reports of independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of FHN’s 2013 Annual Report to shareholders.
53

Financial Statement Schedules

Not applicable.

Exhibits

A complete list of exhibits to this report on Form 10-K is provided in the Exhibit Index immediately following the Signatures part of this report, beginning on page 57. The Exhibit Index is incorporated into this Item 15 by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 27, 2014	By:	/s/ William C. Losch III
William C. Losch III, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

D. Bryan Jordan *	President, Chief Executive Officer,	February 27, 2014
D. Bryan Jordan	Chairman of the Board, and a Director
(principal executive officer)

William C. Losch III*	Executive Vice President and Chief	February 27, 2014
William C. Losch III	Financial Officer (principal
financial officer)

Jeff L. Fleming*	Executive Vice President and	February 27, 2014
Jeff L. Fleming	Chief Accounting Officer (principal
accounting officer)

Robert B. Carter*	Director	February 27, 2014
Robert B. Carter

John C. Compton*	Director	February 27, 2014
John C. Compton

Mark A. Emkes*	Director	February 27, 2014
Mark A. Emkes

Corydon J. Gilchrist*	Director	February 27, 2014
Corydon J. Gilchrist

Vicky B. Gregg*	Director	February 27, 2014
Vicky B. Gregg

R. Brad Martin*	Director	February 27, 2014
R. Brad Martin

Scott M. Niswonger*	Director	February 27, 2014
Scott M. Niswonger
55

Vicki R. Palmer *	Director	February 27, 2014
Vicki R. Palmer

Colin V. Reed*	Director	February 27, 2014
Colin V. Reed

Luke Yancy III*	Director	February 27, 2014
Luke Yancy III

*By:	/s/ Clyde A. Billings, Jr.	February 27, 2014
Clyde A. Billings, Jr. As Attorney-in-Fact
56

EXHIBIT INDEX

Exhibits marked + are filed herewith.

Exhibits marked * represent a management contract or compensatory plan or arrangement required to be identified as such and filed as an exhibit.

Exhibits marked ** are “furnished” pursuant to 18 U.S.C. Section 1350 and are not “filed” as part of this Report or as a separate disclosure document.

The phrase “2013 named executive officers” refers to those executive officers whose 2013 compensation is described in FHN’s 2014 Proxy Statement.

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

3.1	Restated Charter of FHN, incorporated herein by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated May 1, 2013.

3.2	Bylaws of First Horizon National Corporation, as amended and restated July 16, 2013, incorporated herein by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K filed July 16, 2013.

4.1	Deposit Agreement, dated as of January 31, 2013, by and among FHN, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of depositary receipts described therein, incorporated herein by reference to Exhibit 4.1 to FHN’s Current Report on Form 8-K filed January 31, 2013.

4.2	FHN and certain of its consolidated subsidiaries have outstanding certain long-term debt. See Note 10 in FHN’s 2013 Annual Report to shareholders. At December 31, 2013, none of such debt exceeded 10% of the total assets of FHN and its consolidated subsidiaries. Thus, copies of constituent instruments defining the rights of holders of such debt are not required to be included as exhibits. FHN agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

*Equity-Based Award Plans

*10.1(a)	Equity Compensation Plan (as amended and restated April 17, 2012) (Adjusted for all stock dividends through January 1, 2011), incorporated by reference to Appendix B to FHN’s Proxy Statement for its annual meeting on April 17, 2012, formerly known as 2003 Equity Compensation Plan.

*10.1(b)	1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.2(d) to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(c)	Salary Stock Unit Program, as amended, incorporated herein by reference to Exhibit 10.1(d) to FHN’s Annual Report on Form 10-K for the year 2012. In item 5.02(e) of FHN’s Current Report on Form 8-K dated October 21, 2013, FHN reported the termination of the salary stock unit program after 2013. Units granted during 2013 will be unaffected by the termination but no new units will be granted.
57

*10.1(d)	[1995] Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(d) to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(e)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(e) to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(f)	2002 Bank Director and Advisory Board Member Deferral Plan, as restated for amendments through December 15, 2008, incorporated herein by reference to Exhibit 10.1(h) to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*Performance-Based Equity Award Documents

*10.2(a)	Form of Performance Stock Units Grant Notice [2010], incorporated herein by reference to Exhibit 10.4(d) to FHN’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

*10.2(b)	Form of Performance Stock Units Grant Notice [2011], incorporated herein by reference to Exhibit 10.4(d) to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.2(c)	Form of Performance Stock Units Grant Notice [2012], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.2(d)	Form of Special Performance Stock Units Grant Notice [2012], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

*10.2(e)	Form of Performance Stock Units Grant Notice [2013], incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*Stock Option Award Documents

*10.3(a)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise, incorporated herein by reference to Exhibit 10.5(c) to FHN’s 2004 Annual Report on Form 10-K.

*10.3(b)	Form of Stock Option Grant Notice, incorporated herein by reference to Exhibit 10.5(e) to FHN’s 2004 Annual Report on Form 10-K.

*10.3(c)	Form of Stock Option Reload Grant Notification, incorporated herein by reference to Exhibit 10.5(f) to FHN’s 2004 Annual Report on Form 10-K.

*10.3(d)	First Tennessee Stock Option Enhancement Program, incorporated herein by reference to Exhibit 10.5(o) to FHN’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.3(e)	Form of Management Stock Option Grant Notice [2007], incorporated herein by reference to Exhibit 10.5(p) to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.3(f)	Form of stock option grant notice used for special grant to Mr. Jordan in lieu of bonus, incorporated herein by reference to Exhibit 10.5(r) to FHN’s Current Report on Form 8-K filed February 29, 2008.

*10.3(g)	Form of Executive Stock Option Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(s) to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.3(h)	Form of Executive Stock Option Grant Notice [2012], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
58

*10.3(i)	Form of Executive Stock Option Grant Notice [2013], incorporated herein by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*Other Equity-Based Award Documents

*10.4(a)	Form of Restricted Stock Agreement for Non-Employee Director used under the Equity Compensation Plan, incorporated herein by reference to Exhibit 10(aa) to FHN’s Current Report on Form 8-K dated January 18, 2005.

*10.4(b)	Form of 2005 PARSAP Agreement (for executive officers other than the CEO), incorporated herein by reference to Exhibit 10.3(e) to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.4(c)	Description of performance criteria related to 2005 PARSAP Agreement, incorporated herein by reference to Exhibit 10.3(f) to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.4(d)	Form of Executive Restricted Stock Grant Notice [2010], incorporated herein by reference to Exhibit 10.5(r) to FHN’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

*10.4(e)	Form of Executive Retention Restricted Stock Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(t) to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.4(f)	Form of MIP-Driven Restricted Stock Grant Notice [2012], incorporated herein by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.4(g)	Form of MIP-Driven Restricted Stock Units Grant Notice [2012], incorporated herein by reference to Exhibit 10.6 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.4(h)	Form of MIP-Driven Restricted Stock Grant Notice [2013], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(i)	Form of MIP-Driven Restricted Stock Units Grant Notice [2013], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(j)	Form of Executive Retention Restricted Stock Grant Notice [2013], incorporated herein by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(k) +	Sections of Director Policy pertaining to compensation.

*Management Cash Incentive Plan Documents

*10.5(a)	Management Incentive Plan (as amended and restated January 17, 2012), incorporated by reference to Appendix C to FHN’s Proxy Statement for its annual meeting on April 17, 2012, formerly known as 2002 Management Incentive Plan.

*10.5(b)	Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission. In accordance with FHN’s bylaws, FHN’s Board Compensation Committee’s charter, and action of that Committee on July 18, 2006, the annual incentive bonus to the head of the capital markets unit [currently President – FTN Financial] is subject to final review and approval by the Chief Executive Officer and by the Compensation Committee.
59

*10.5(c)	Amendment to Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c2) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.5(d)	Firstpower Annual Bonus Plan, incorporated herein by reference to Exhibit 10.1 to FHN’s Current Report on Form 8-K filed August 21, 2008.

*Other Material Contract Exhibits relating to Employment, Retirement, Severance, or Separation

*10.6(a)	February 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a2) to FHN’s Current Report on Form 8-K dated February 20, 2007.

*10.6(b)	Form of Amendment to February 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a4) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6(c)	October 2007 form of change-in-control severance agreement between the Corporation and its executive officers, incorporated herein by reference to Exhibit 10.7(a5) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6(d)	Form of Change in Control Severance Agreement offered to executive officers on or after November 14, 2008, incorporated herein by reference to Exhibit 10.2 to FHN’s Current Report on Form 8-K filed November 24, 2008.

*10.6(e)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008), incorporated herein by reference to Exhibit 10.7(e) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6(f)	Form of Amendment to Pension Restoration Plan, incorporated herein by reference to Exhibit 10.7(d2) to FHN’s Annual Report on Form 10-K for the year ended December 31, 2009.

*10.6(g)	Form of Amendment No. 3 to Pension Restoration Plan, incorporated herein by reference to Exhibit 10. 2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

*10.6(h)	Form of First Horizon National Corporation Savings Restoration Plan, incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

*Documents Related to Other Deferral Plans and Programs

*10.7(a)	Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to FHN’s Quarterly Report on Form 10-Q for the quarter ended 6-30-03 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to FHN’s 1996 Annual report on Form 10-K.

*10.7(b)	Form of Amendment to Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a3) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(c)	Rate Applicable to Participating Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

*10.7(d)	Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to FHN’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to FHN’s 1995 Annual Report on Form 10-K.
60

*10.7(e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Deferred Compensation Plan], incorporated herein by reference to Exhibit 10.1(c) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(f)	Form of FTN Financial Deferred Compensation Plan Amended and Restated Effective January 1, 2008, incorporated herein by reference to Exhibit 10.1(j) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(g)	Form of Deferred Compensation Agreement used under FHN’s 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature, incorporated herein by reference to Exhibit 10(z) to FHN’s Current Report on Form 8-K dated January 3, 2005.

*Other Material Contract Exhibits related to Management or Directors

*10.8(a)	Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated herein by reference to Exhibit 10.8 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.8(b)	Other Compensation and Benefit Arrangements for Non-employee Directors, incorporated herein by reference to Exhibit 10.8(b) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

*10.8(c)	Long-Term Disability Program, incorporated herein by reference to Exhibit 10(v) to FHN’s 2003 Annual Report on Form 10-K.

*10.8(d)	2004 Form of Indemnity Agreement between the Corporation and its directors and executive officers, incorporated herein by reference to Exhibit 10.13 to FHN’s 2004 Annual Report on Form 10-K.

*10.8(e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers, incorporated herein by reference to Exhibit 10.4 to FHN’s Current Report on Form 8-K filed April 28, 2008.

*10.8(f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision), incorporated herein by reference to Exhibit 10.5 to FHN’s Current Report on Form 8-K filed April 28, 2008.

*10.8(g)	List of Certain Benefits Available to Executive Officers, incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

*10.8(h) +	Description of 2014 Salaries for 2013 Named Executive Officers.

Other Material Contract Exhibits

[reserved]

Other Exhibits

12 +	Consolidated ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends, and information regarding computation of those ratios

13 +	Pages 1 through 200 of the First Horizon National Corporation 2013 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14	Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2008.
61

21 +	Subsidiaries of the Corporation.

23 +	Accountant’s Consents.

24 +	Power of Attorney.

31(a) +	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b) +	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

32(a) +	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)**

32(b) +	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)**

99.1	Conformed copy of Mortgage Loan Subservicing Agreement dated June 3, 2008 related to the subservicing of certain mortgage loans, incorporated herein by reference to Exhibit 10.2 to FHN’s Current Report on Form 8-K/A filed June 4, 2008

101 +	The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Statements of Condition at December 31, 2013 and 2012 (Unaudited); (ii) Consolidated Statements of Income for the Years Ended December 31, 2013, 2012, and 2011 (Unaudited); (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011 (Unaudited); (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011 (Unaudited); (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011 (Unaudited); (vi) Notes to the Consolidated Financial Statements (Unaudited).

101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase
101.LAB +	XBRL Taxonomy Extension Label Linkbase
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase
101.DEF +	XBRL Taxonomy Extension Definition Linkbase
62