Form 10-Q
period 2014-03-31
FIRST HORIZON NATIONAL CORP
filed 2014-05-08
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2014
Common Stock, $.625 par value	236,586,017

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands, except restricted and per share amounts)(Unaudited)	2014	2013	2013
Assets:
Cash and due from banks (Restricted—$—on March 31, 2014; $.2 million on March 31, 2013; and $1.2 million on December 31, 2013)	$450,270	$275,262	$349,216
Federal funds sold	16,555	33,738	66,079
Securities purchased under agreements to resell (Note 16)	605,276	732,696	412,614

Total cash and cash equivalents (Restricted—$—on March 31, 2014; $.2 million on March 31, 2013; and $1.2 million on December 31, 2013)	1,072,101	1,041,696	827,909

Interest-bearing cash	685,540	431,182	730,297
Trading securities	1,194,749	1,397,746	801,718
Loans held-for-sale	361,359	390,874	370,152
Securities available-for-sale (Note 3)	3,571,179	3,190,219	3,398,457
Securities held-to-maturity (Note 3)	4,274	—	—
Loans, net of unearned income (Restricted—$.1 billion on March 31, 2014; March 31, 2013; and December 31, 2013) (Note 4)	15,119,461	15,889,670	15,389,074
Less: Allowance for loan losses (Restricted—$2.0 million on March 31, 2014; $3.7 million on March 31, 2013; and $4.4 million on December 31, 2013) (Note 5)	247,246	265,218	253,809

Total net loans (Restricted—$.1 billion on March 31, 2014; March 31, 2013; and December 31, 2013)	14,872,215	15,624,452	15,135,265

Mortgage servicing rights (Note 6)	4,687	109,102	72,793
Goodwill (Note 7)	141,943	134,242	141,943
Other intangible assets, net (Note 7)	21,007	21,772	21,988
Capital markets receivables	51,082	169,927	45,255
Premises and equipment, net	299,183	299,740	305,244
Real estate acquired by foreclosure	66,035	54,672	71,562
Derivative assets (Note 15)	166,465	274,332	181,866
Other assets (Restricted—$.9 million on March 31, 2014; $1.6 million on March 31, 2013; and $1.9 million on December 31, 2013)	1,430,170	1,663,092	1,685,384

Total assets (Restricted—$.1 billion on March 31, 2014; March 31, 2013; and December 31, 2013)	$23,941,989	$24,803,048	$23,789,833

Liabilities and equity:
Deposits:
Savings	$6,630,142	$6,498,832	$6,732,326
Time deposits	898,223	988,375	951,755
Other interest-bearing deposits	4,071,699	3,740,257	3,859,079
Certificates of deposit $100,000 and more	538,434	522,958	553,957

Interest-bearing	12,138,498	11,750,422	12,097,117
Noninterest-bearing	4,534,245	4,454,045	4,637,839

Total deposits	16,672,743	16,204,467	16,734,956

Federal funds purchased	1,135,665	1,361,670	1,042,633
Securities sold under agreements to repurchase (Note 16)	411,795	488,010	442,789
Trading liabilities	667,257	781,306	368,348
Other short-term borrowings	204,023	186,898	181,146
Term borrowings (Restricted—$.1 billion on March 31, 2014; March 31, 2013; and December 31, 2013)	1,507,048	2,197,864	1,739,859
Capital markets payables	39,510	97,954	21,173
Derivative liabilities (Note 15)	137,863	199,999	154,280
Other liabilities	621,948	685,153	603,898

Total liabilities (Restricted—$.1 billion on March 31, 2014; March 31, 2013; and December 31, 2013)	21,397,852	22,203,321	21,289,082

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock—Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share—(shares authorized—1,000; shares issued—1,000 on March 31, 2014, March 31, 2013 and December 31, 2013)	95,624	95,624	95,624
Common stock—$.625 par value (shares authorized—400,000,000; shares issued—236,586,017 on March 31, 2014; 241,224,839 on March 31, 2013; and 236,369,554 on December 31, 2013)	147,866	150,766	147,731
Capital surplus	1,417,170	1,461,292	1,416,767
Undivided profits	728,165	748,427	695,207
Accumulated other comprehensive loss, net (Note 9)	(140,119)	(151,639)	(150,009)

Total First Horizon National Corporation Shareholders’ Equity	2,248,706	2,304,470	2,205,320

Noncontrolling interest	295,431	295,257	295,431

Total equity	2,544,137	2,599,727	2,500,751

Total liabilities and equity	$23,941,989	$24,803,048	$23,789,833

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars and shares in thousands except per share data, unless otherwise noted)(Unaudited)	2014	2013
Interest income:
Interest and fees on loans	$138,657	$153,285
Interest on investment securities available-for-sale	23,134	20,862
Interest on investment securities held-to-maturity	66	—
Interest on loans held-for-sale	3,215	3,502
Interest on trading securities	8,105	8,281
Interest on other earning assets	407	469

Total interest income	173,584	186,399

Interest expense:
Interest on deposits:
Savings	3,083	4,397
Time deposits	3,062	4,217
Other interest-bearing deposits	818	1,145
Certificates of deposit $100,000 and more	1,023	1,561
Interest on trading liabilities	3,571	3,196
Interest on short-term borrowings	1,105	1,306
Interest on term borrowings	8,563	9,195

Total interest expense	21,225	25,017

Net interest income	152,359	161,382
Provision for loan losses	10,000	15,000

Net interest income after provision for loan losses	142,359	146,382

Noninterest income:
Capital markets	56,840	79,163
Deposit transactions and cash management	26,456	27,656
Mortgage banking	19,029	9,373
Brokerage, management fees and commissions	12,276	9,348
Trust services and investment management	6,744	6,328
Bank-owned life insurance	6,032	5,472
Equity securities gains/(losses), net	5,657	24
Bankcard income	4,520	4,882
Other service charges	2,845	3,086
Insurance commissions	437	600
All other income and commissions (Note 8)	4,894	10,495

Total noninterest income	145,730	156,427

Adjusted gross income after provision for loan losses	288,089	302,809

Noninterest expense:
Employee compensation, incentives, and benefits (three months ended March 31, 2014 and 2013, include $.7 million and $2.5 million, respectively, of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	119,229	139,184
Occupancy	17,592	12,822
Legal and professional fees	15,039	11,171
Computer software	10,656	10,076
Operations services	8,982	8,070
Equipment rentals, depreciation, and maintenance	7,849	7,820
Advertising and public relations	5,908	3,947
Contract employment and outsourcing	4,325	9,039
Communications and courier	4,224	4,437
FDIC premium expense	3,991	6,011
Amortization of intangible assets	982	928
Foreclosed real estate	784	1,439
All other expense (Note 8)	20,653	25,596

Total noninterest expense	220,214	240,540

Income/(loss)before income taxes	67,875	62,269
Provision/(benefit) for income taxes (three months ended March 31, 2014 and 2013, include $.3 million and $1.0 million, respectively, of income tax benefit reclassified from accumulated other comprehensive income)	18,645	17,730

Income/(loss) from continuing operations	49,230	44,539
Income/(loss) from discontinued operations, net of tax (a)	—	430

Net income/(loss)	$49,230	$44,969

Net income attributable to noncontrolling interest	2,813	2,813

Net income/(loss) attributable to controlling interest	$46,417	$42,156

Preferred stock dividends	1,550	1,188

Net income/(loss) available to common shareholders	$44,867	$40,968

Basic earnings/(loss) per share from continuing operations (Note 10)	$0.19	$0.17

Diluted earnings/(loss) per share from continuing operations (Note 10)	$0.19	$0.17

Basic earnings/(loss) per share (Note 10)	$0.19	$0.17

Diluted earnings/(loss) per share (Note 10)	$0.19	$0.17

Weighted average common shares (Note 10)	235,183	240,870

Diluted average common shares (Note 10)	237,401	242,799

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Income/(loss) from discontinued operations, net of tax have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2014	2013
Net income/(loss)	$49,230	$44,969
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available-for-sale	9,479	(6,659)
Recognized pension and other employee benefit plans net periodic benefit costs	411	1,363

Other comprehensive income/(loss)	9,890	(5,296)

Comprehensive income/(loss)	59,120	39,673

Comprehensive income attributable to noncontrolling interest	2,813	2,813

Comprehensive income/(loss) attributable to controlling interest	$56,307	$36,860

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2014			2013
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,205,320	$295,431	$2,500,751	$2,214,041	$295,165	$2,509,206
Net income/(loss)	46,417	2,813	49,230	42,156	2,813	44,969
Other comprehensive income/(loss) (a)	9,890	—	9,890	(5,296)	—	(5,296)

Comprehensive income/(loss)	56,307	2,813	59,120	36,860	2,813	39,673

Preferred stock issuance (1,000 shares issued at $100,000 per share net of offering costs)	—	—	—	95,624	—	95,624
Cash dividends declared:
Preferred stock ($1,550.00 per share and $1,188.33 per share for the three months ended March 31, 2014 and 2013, respectively)	(1,550)	—	(1,550)	(1,188)	—	(1,188)
Common stock ($.05 per share)	(11,909)	—	(11,909)	(12,214)	—	(12,214)
Common stock repurchased (b)	(2,351)	—	(2,351)	(32,495)	—	(32,495)
Common stock issued for:
Stock options and restricted stock—equity awards	362	—	362	16	—	16
Stock-based compensation expense	2,760	—	2,760	4,220	—	4,220
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(2,813)	(2,813)	—	(2,813)	(2,813)
Tax benefit reversals—stock-based compensation plans	(233)	—	(233)	(480)	—	(480)
Real estate investment trust (“REIT”) preferred stock issuance	—	—	—	—	92	92
Other changes in equity	—	—	—	86	—	86

Balance, March 31	$2,248,706	$295,431	$2,544,137	$2,304,470	$295,257	$2,599,727

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	Quarter ended March 31, 2013, includes $30.0 million repurchased under the share repurchase program launched in fourth quarter 2011.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2014	2013
Operating Activities
Net income/(loss)	$49,230	$44,969
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	10,000	15,000
Provision/(benefit) for deferred income taxes	4,582	9,819
Depreciation and amortization of premises and equipment	9,063	8,802
Amortization of intangible assets	982	928
Net other amortization and accretion	4,030	9,822
Net (increase)/decrease in derivatives	(655)	(1,732)
Fair value adjustment on mortgage servicing rights	(1,139)	(833)
Fair value adjustment on foreclosed real estate	858	1,018
Litigation and regulatory matters	90	5,170
(Gains)/losses on divestitures	—	(638)
Stock-based compensation expense	2,760	4,220
Tax benefit reversals stock-based compensation plans	233	480
Equity securities (gains)/losses, net	(5,657)	(24)
(Gains)/losses on extinguishment of debt	4,350	—
Loss on deconsolidation of debt	1,960	—
Net (gains)/losses on sale/disposal of fixed assets	750	387
Proceeds from sale of mortgage servicing rights	68,519	—
Net (increase)/decrease in:
Trading securities	(391,890)	(136,439)
Loans held-for-sale	8,793	11,063
Capital markets receivables	(5,827)	(52,155)
Interest receivable	(3,802)	(9,932)
Other assets	243,707	11,421
Net increase/(decrease) in:
Capital markets payables	18,337	(12,375)
Interest payable	9,431	15,323
Other liabilities	5,538	(88,882)
Trading liabilities	298,909	216,877

Total adjustments	283,922	7,320

Net cash provided/(used) by operating activities	333,152	52,289

Investing Activities
Available-for-sale securities:
Sales	13	—
Maturities	187,922	300,178
Purchases	(346,146)	(442,309)
Premises and equipment:
Purchases	(3,752)	(5,656)
Net (increase)/decrease in:
Loans	247,952	795,824
Interests retained from securitizations classified as trading securities	418	1,413
Interest-bearing cash	44,757	(77,809)
Cash receipts related to divestitures	—	1,638

Net cash provided/(used) by investing activities	131,164	573,279

Financing Activities
Common stock:
Stock options exercised	229	16
Cash dividends paid	(11,895)	(2,488)
Repurchase of shares (a)	(2,351)	(32,495)
Tax benefit reversals stock-based compensation plans	(233)	(480)
Preferred stock issuance	—	95,624
Cash dividends paid—preferred stock—noncontrolling interest	(2,875)	(2,875)
Cash dividends paid—Series A preferred stock	(1,550)	—
Term borrowings:
Payments/maturities	(224,724)	(14,306)
Increases in restricted and secured term borrowings	240	3,196
Net increase/(decrease) in:
Deposits	(61,880)	(425,242)
Short-term borrowings	84,915	(311,084)

Net cash provided/(used) by financing activities	(220,124)	(690,134)

Net increase/(decrease) in cash and cash equivalents	244,192	(64,566)

Cash and cash equivalents at beginning of period	827,909	1,106,262

Cash and cash equivalents at end of period	$1,072,101	$1,041,696

Supplemental Disclosures
Total interest paid	$11,402	$9,285
Total taxes paid	6,340	1,488
Total taxes refunded	1,238	2,377
Transfer from loans to other real estate owned	6,902	1,217

See accompanying notes to consolidated condensed financial statements.

(a)	Quarter ended March 31, 2013 includes $30.0 million repurchased under the share repurchase program launched in 2011.

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2014 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2013 Annual Report to shareholders, which were filed as Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013.

Summary of Accounting Changes. Effective January 2014, FHN adopted provisions of FASB ASU 2013-11 “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Generally, ASU 2013-11 requires that an unrecognized tax benefit should reduce a deferred tax asset (“DTA”) that has been established for a net operating loss (“NOL”), a tax credit carryforward, or other similar tax losses. However, if a filer does not have such carryforwards or similar tax losses at the reporting date, the uncertain tax position should be recorded as a liability. If a filer does have a DTA, but is not required by tax law of the applicable jurisdiction to use the DTA to settle additional taxes from the disallowance of a tax position and that is the filers’ intent, the uncertain tax position should be recognized as a liability in that situation as well and not netted with the DTA. The assessment of whether a DTA is available is based on the unrecognized tax benefit and DTA that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The adoption of provisions of ASU 2013-11, did not have a material effect on FHN’s statement of condition, results of operations, or cash flows.

Accounting Changes Issued but Not Currently Effective. In January 2014, the FASB issued ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). A reporting entity should evaluate whether the conditions have been met to apply the proportional amortization method to an investment in a qualified affordable housing project through a limited liability entity at the time of initial investment on the basis of facts and circumstances that exist at that time. A reporting entity should reevaluate the conditions upon the occurrence of certain specified events. An investment in a qualified affordable housing project through a limited liability entity should be tested for impairment when there are events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. The provisions of ASU 2014-01 are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, and will be applied retrospectively to all periods presented. Early adoption is permitted. FHN is evaluating the effects of ASU 2014-01 on its portfolio of low income housing investments.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt ASU 2014-04 using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity should apply ASU 2014-04 by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. Early adoption is permitted. FHN is evaluating the requirements of ASU 2014-04 with respect to its current foreclosure accounting practices.

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

Excluding purchase accounting adjustments, FHN acquired approximately $452 million in assets, including approximately $249 million in loans, and assumed approximately $362 million of MNB deposits. There was no premium associated with the acquired deposits and assets were acquired at a discount of $33 million from book value. FHN did not enter into a loss-sharing agreement with the FDIC associated with the MNB purchase. In relation to the acquisition FHN recorded $7.7 million in goodwill, representing the excess of the estimated fair value of liabilities assumed over the estimated fair value of the assets acquired.

See Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2013, for additional information about the MNB acquisition.

FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on March 31, 2014 and 2013:

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale (“AFS”):
U.S. treasuries	$39,989	$1	$—	$39,990
Government agency issued mortgage-backed securities (“MBS”)	762,069	34,332	(3,839)	792,562
Government agency issued collateralized mortgage obligations (“CMO”)	2,565,310	13,996	(47,536)	2,531,770
Other U.S. government agencies	2,078	104	—	2,182
States and municipalities	15,155	—	—	15,155
Equity and other (a)	189,543	—	(23)	189,520

Total securities available-for-sale (b)	$3,574,144	$48,433	$(51,398)	$3,571,179

Securities held-to-maturity (“HTM”):
States and municipalities	$4,274	$1,180	$—	$5,454

Total securities held-to-maturity	$4,274	$1,180	$—	$5,454

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $3.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	March 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$39,992	$2	$—	$39,994
Government agency issued MBS	1,009,283	56,649	(381)	1,065,551
Government agency issued CMO	1,826,314	24,049	(1,010)	1,849,353
Other U.S. government agencies	3,068	208	—	3,276
States and municipalities	15,255	—	—	15,255
Equity and other (a)	216,780	10	—	216,790

Total securities available-for-sale (b)	$3,110,692	$80,918	$(1,391)	$3,190,219

(a)	Includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on March 31, 2014, are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$39,989	$39,990
After 1 year; within 5 years	—	—	3,578	3,682
After 5 years; within 10 years	—	—	—	—
After 10 years	4,274	5,454	13,655	13,655

Subtotal	4,274	5,454	57,222	57,327

Government agency issued MBS and CMO	—	—	3,327,379	3,324,332
Equity and other	—	—	189,543	189,520

Total	$4,274	$5,454	$3,574,144	$3,571,179

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 3 – Investment Securities (Continued)

The table below provides information on gross gains and gross losses from investment securities for the three months ended March 31:

	Available-for-sale
(Dollars in thousands)	2014	2013
Gross gains on sales of securities	$5,657	$30
Gross (losses) on sales of securities	—	(6)

Net gain/(loss) on sales of securities (a)	$5,657	$24

(a)	Proceeds from sales for the three months ended March 31, 2014 were $5.7 million, inclusive of $1.4 million of equity securities. Proceeds for the three months ended March 31, 2013 were not material.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses on March 31, 2014 and 2013:

	On March 31, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$1,637,064	$(43,221)	$77,904	$(4,315)	$1,714,968	$(47,536)
Government agency issued MBS	144,901	(3,839)	—	—	144,901	(3,839)

Total debt securities	1,781,965	(47,060)	77,904	(4,315)	1,859,869	(51,375)

Equity	43	(23)	—	—	43	(23)

Total temporarily impaired securities	$1,782,008	$(47,083)	$77,904	$(4,315)	$1,859,912	$(51,398)

	On March 31, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$305,318	$(1,010)	$—	$—	$305,318	$(1,010)
Government agency issued MBS	44,095	(381)	—	—	44,095	(381)

Total temporarily impaired securities	$349,413	$(1,391)	$—	$—	$349,413	$(1,391)

FHN has reviewed investment securities that were in unrealized loss positions in accordance with its accounting policy for other than temporary impairment “(OTTI”) and does not consider them other-than-temporarily impaired. For debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. The decline in value is primarily attributable to interest rates and not credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost.

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of March 31, 2014 and 2013, and December 31, 2013:

	March 31		December 31
(Dollars in thousands)	2014	2013	2013
Commercial:
Commercial, financial, and industrial	$7,752,995	$8,091,186	$7,923,576
Commercial real estate	1,152,418	1,115,879	1,133,279
Retail:
Consumer real estate (a)	5,258,014	5,590,180	5,333,371
Permanent mortgage (b)	622,242	793,282	662,242
Credit card & other	333,792	299,143	336,606

Loans, net of unearned income	$15,119,461	$15,889,670	$15,389,074
Allowance for loan losses	247,246	265,218	253,809

Total net loans	$14,872,215	$15,624,452	$15,135,265

(a)	Balances as of March 31, 2014 and 2013, and December 31, 2013 include $86.7 million, $386.4 million, and $333.8 million of restricted and secured real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.
(b)	Balances as of March 31, 2013, and December 31, 2013 include $13.0 million and $11.2 million of restricted and secured real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO

The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPs”) (i.e. long-term unsecured loans to bank and insurance—related businesses) portfolio and purchased credit impaired (“PCI”) loans. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within commercial real estate include income CRE, residential CRE and PCI loans. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include HELOC, real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Concentrations

FHN has a concentration of loans secured by residential real estate (39 percent of total loans), the majority of which is in the consumer real estate portfolio (35 percent of total loans). Loans to finance and insurance companies total $1.6 billion (21 percent of the C&I portfolio, or 11 percent of the total loans). FHN had loans to mortgage companies, commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors, totaling $0.7 billion (9 percent of the C&I portfolio, or 5 percent of total loans) as of March 31, 2014. As a result, 30 percent of the C&I category was sensitive to impacts on the financial services industry.

Acquisition

On June 7, 2013, FHN acquired substantially all of the assets and liabilities of MNB from the FDIC. The acquisition included approximately $249 million of loans. These loans were initially recorded at fair value which incorporates expected credit losses, among other things, in accordance with ASC 805 resulting in no carryover of allowance for loan loss from the acquiree. At acquisition, FHN designated certain loans as purchased credit impaired (see discussion below) with the remaining loans accounted for under ASC 310-20, “Nonrefundable Fees and Other Costs”. For loans accounted for under ASC 310-20, the difference between the loans’ book value to MNB and the estimated fair value at the time of the acquisition will be accreted back into interest income over the remaining contractual life and the subsequent accounting and reporting will be similar to FHN’s originated loan portfolio.

Purchased Credit Impaired Loans

ASC 310-30, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” provides guidance for acquired loans that have experienced deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured (“PCI loans”). FHN considered several factors when determining whether a loan met the definition of a PCI loan at the time of acquisition including accrual status, loan grade, delinquency trends, prior partial charge-offs, as well as both originated versus refreshed credit scores and ratios when available.

Note 4 – Loans (Continued)

PCI loans were initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flow includes all contractually expected amounts (including interest) and incorporates an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. To the extent possible, certain PCI loans were aggregated into pools with composite interest rate and cash flows expected to be collected for the pool. Aggregation into loan pools is based on common risk characteristics that include similar credit risk or risk ratings, and one or more predominant risk characteristics. Generally, FHN pooled loans with smaller balances and common internal loan grades and portfolio types. Subsequent to the initial accounting at acquisition, each PCI pool is accounted for as a single unit.

Accretable yield is the excess of cash flows expected at acquisition over the initial investment in the loan and is recognized in interest income over the remaining life of the loan, or pool of loans. Nonaccretable difference is the difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition. FHN estimates expected cash flows for PCI loans on a quarterly basis. Increases in expected cash flows from the last measurement will result in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has been recorded) with a prospective positive impact on interest income. Decreases to the expected cash flows will result in an increase in the allowance for loan losses through increased provision expense.

FHN does not report PCI loans as nonperforming loans due to the accretion of interest income. Additionally, PCI loans that have been pooled and subsequently modified will not be reported as troubled debt restructurings since the pool is the unit of measurement.

The following table presents a rollforward of the accretable yield for the three months ended March 31, 2014:

(Dollars in thousands)	Three Months Ended March 31, 2014
Balance, beginning of period	$13,490
Additions	111
Accretion	(1,657)
Adjustment for payoffs	(233)
Adjustment for charge-offs	(64)
Increase in accretable yield (a)	4,181

Balance, end of period	$15,828

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in expected timing of the cash flows.

At March 31, 2014, the ALLL related to PCI loans was $1.9 million and loan loss provision recognized during the three months ended March 31, 2014 was $1.2 million. The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$6,693	$8,503	$7,077	$9,169
Commercial real estate	37,067	52,690	38,042	53,648
Consumer real estate	693	973	878	1,291
Credit card and other	—	—	12	21

Total	$44,453	$62,166	$46,009	$64,129

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at March 31, 2014 and 2013, by class related to individually impaired loans and consumer TDR’s. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and LOCOM have been excluded.

	March 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$14,130	$15,648	$—	$20,378	$—
TRUPs	—	—	—	3,250	—
Income CRE	8,500	16,529	—	8,512	—

Total	$22,630	$32,177	$—	$32,140	$—

Retail:
HELOC (a)	$16,151	$37,723	$—	$16,488	$—
R/E installment loans (a)	10,400	13,360	—	10,705	—
Permanent mortgage (a)	7,854	11,078	—	8,157	—

Total	$34,405	$62,161	$—	$35,350	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$27,723	$33,911	$1,201	$22,232	$79
TRUPs	13,550	13,550	3,986	23,580	—
Income CRE	11,821	13,540	783	12,097	102
Residential CRE	6,380	11,675	712	6,647	63

Total	$59,474	$72,676	$6,682	$64,556	$244

Retail:
HELOC	$73,287	$74,730	$17,080	$71,792	$434
R/E installment loans	73,738	74,645	26,573	73,015	269
Permanent mortgage	113,989	127,958	19,211	113,493	723
Credit card & other	772	772	236	658	11

Total	$261,786	$278,105	$63,100	$258,958	$1,437

Total commercial	$82,104	$104,853	$6,682	$96,696	$244

Total retail	$296,191	$340,266	$63,100	$294,308	$1,437

Total impaired loans	$378,295	$445,119	$69,782	$391,004	$1,681

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	March 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$60,849	$73,873	$—	$60,581	$80
TRUPs	10,000	10,000	—	17,000	—
Income CRE	28,136	40,034	—	30,968	75
Residential CRE	14,294	21,507	—	14,467	63

Total	$113,279	$145,414	$—	$123,016	$218

Retail:
HELOC (a)	$21,058	$41,036	$—	$20,698	$—
R/E installment loans (a)	13,329	16,143	—	11,825	—
Permanent mortgage (a)	10,771	14,634	—	9,991	—

Total	$45,158	$71,813	$—	$42,514	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$3,754	$3,754	$1,159	$7,027	$—
TRUPs	40,200	40,200	14,304	36,950	—
Income CRE	1,071	1,071	156	1,075	11

Total	$45,025	$45,025	$15,619	$45,052	$11

Retail:
HELOC	$63,066	$63,474	$16,559	$61,358	$426
R/E installment loans	68,474	69,136	24,219	69,082	285
Permanent mortgage	109,283	121,993	22,239	116,487	683
Credit card & other	747	747	231	782	8

Total	$241,570	$255,350	$63,248	$247,709	$1,402

Total commercial	$158,304	$190,439	$15,619	$168,068	$229

Total retail	$286,728	$327,163	$63,248	$290,223	$1,402

Total impaired loans	$445,032	$517,602	$78,867	$458,291	$1,631

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Asset Quality Indicators

FHN employs a dual grade commercial risk grading methodology to assign an estimate for the probability of default (“PD”) and the loss given default (“LGD”) for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. Each PD grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default probability, and probabilities increase as grades progress down the scale. PD 1 through PD 12 are “pass” grades. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Pass loan grades are required to be reassessed annually or earlier whenever there has been a material change in the financial condition of the borrower or risk characteristics of the relationship. All commercial loans over $1 million and certain commercial loans over $500,000 that are graded 13 or worse are reassessed on a quarterly basis. LGD grades are assigned based on a scale of 1-12 and represent FHN’s expected recovery based on collateral type in the event a loan defaults. See Note 5—Allowance for Loan Losses for further discussion on the credit grading system.

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of March 31, 2014 and 2013:

	March 31, 2014
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total		Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$233,362	$—	$—	$—	$—	$233,362		3%	$90
2	218,944	—	—	1,719	—	220,663		2	88
3	225,715	—	—	4,639	82	230,436		3	199
4	367,591	—	—	13,148	215	380,954		4	487
5	778,522	—	—	96,447	5,835	880,804		10	2,348
6	947,462	69,207	—	196,101	5,815	1,218,585		14	1,743
7	1,081,770	159,207	—	249,317	6,413	1,496,707		16	2,698
8	936,597	301,197	—	224,339	52	1,462,185		16	4,053
9	662,311	115,936	—	90,336	1,379	869,962		10	7,392
10	391,737	58,205	—	61,584	1,834	513,360		6	6,180
11	392,249	5,659	—	30,402	1,816	430,126		5	9,704
12	119,196	—	—	33,142	1,732	154,070		2	2,403
13	152,035	—	326,158	12,262	2,180	492,635		6	7,968
14,15,16	138,680	141	9,385	39,257	6,783	194,246		2	34,332

Collectively evaluated for impairment	6,646,171	709,552	335,543	1,052,693	34,136	8,778,095		99	79,685
Individually evaluated for impairment	41,853	—	13,115	20,321	6,380	81,669		1	6,682

Total commercial loans	$6,688,024	$709,552	$348,658	$1,073,014	$40,516	$8,859,764	(b)	100%	$86,367	(c)

	March 31, 2013
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$169,342	$—	$—	$—	$—	$169,342	2%	$51
2	172,481	—	—	2,513	—	174,994	2	82
3	164,654	—	—	6,241	—	170,895	2	101
4	309,242	—	—	6,188	216	315,646	3	421
5	672,509	—	—	34,672	275	707,456	8	1,284
6	939,686	121,538	—	148,174	7,308	1,216,706	13	3,206
7	1,012,012	329,484	—	177,656	1,877	1,521,029	17	3,397
8	1,015,430	411,119	—	237,433	257	1,664,239	18	5,314
9	641,720	227,410	—	123,351	765	993,246	11	8,851
10	461,381	40,177	—	106,948	1,053	609,559	7	7,805
11	440,142	—	—	54,810	1,801	496,753	5	9,837
12	168,677	—	—	22,233	188	191,098	2	2,808
13	114,717	—	337,725	36,729	10,585	499,756	5	8,371
14,15,16	227,018	351	3,335	76,433	14,672	321,809	3	34,096

Collectively evaluated for impairment	6,509,011	1,130,079	341,060	1,033,381	38,997	9,052,528	98	85,624
Individually evaluated for impairment	64,603	—	46,433	29,207	14,294	154,537	2	15,619

Total commercial loans	$6,573,614	$1,130,079	$387,493	$1,062,588	$53,291	$9,207,065	100%	$101,243

(a)	Balances as of March 31, 2014 and 2013, presented net of $26.6 million and $30.9 million, respectively, in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.
(b)	Balance as of March 31, 2014, excludes PCI loans amounting to $45.6 million.
(c)	Allowance excludes $1.9 million related to PCI loans as of March 31, 2014.

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

The following tables reflect period end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of March 31, 2014 and 2013:

HELOC	March 31, 2014			March 31, 2013
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$73,926	710	703	$108,054	714	705
2003	130,144	723	709	208,233	732	723
2004	375,252	726	715	469,608	727	717
2005	517,957	732	721	592,322	734	719
2006	375,022	740	727	437,889	740	725
2007	396,409	743	728	460,916	745	728
2008	217,360	753	748	250,427	754	747
2009	113,703	751	746	134,294	752	745
2010	110,958	753	748	133,917	753	749
2011	110,815	758	754	129,303	759	756
2012	133,618	759	759	155,758	760	758
2013	169,429	760	757	27,853	756	754
2014	23,224	756	755	—	—	—

Total	$2,747,817	741	731	$3,108,574	740	729

R/E Installment Loans	March 31, 2014			March 31, 2013
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$21,069	681	687	$33,454	685	682
2003	68,747	715	724	101,107	719	727
2004	51,187	701	699	66,809	703	701
2005	150,669	716	711	197,153	717	711
2006	165,515	715	700	209,755	718	703
2007	236,727	724	708	299,659	726	711
2008	80,067	722	718	104,651	725	716
2009	37,048	742	733	53,302	746	744
2010	120,128	748	754	146,048	746	750
2011	323,992	760	759	390,546	760	761
2012	675,368	764	765	741,406	764	762
2013	509,103	757	753	137,716	761	759
2014	70,577	756	750	—	—	—

Total	$2,510,197	746	743	$2,481,606	744	739

Permanent Mortgage	March 31, 2014			March 31, 2013
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2004	$178,765	725	728	$249,523	726	727
2004	21,398	712	691	28,662	714	691
2005	38,586	737	715	47,382	739	713
2006	72,413	728	706	89,179	732	712
2007	213,580	733	711	260,136	734	711
2008	97,500	741	712	118,400	742	712

Total	$622,242	730	712	$793,282	731	711

Note 4 – Loans (Continued)

The following table reflects accruing delinquency amounts for the credit card and other portfolio classes as of March 31:

	Credit Card		Other
(Dollars in thousands)	2014	2013	2014	2013
Accruing delinquent balances:
30-89 days past due	$1,810	$1,430	$761	$723
90+ days past due	1,622	1,483	130	90

Total	$3,432	$2,913	$891	$813

Nonaccrual and Past Due Loans

For all portfolio segments and classes other than PCI loans, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments, but there are atypical loan structures or other borrower-specific issues. PCI loans are classified in the table below as accruing. FHN has a meaningful portion of loans that are classified as nonaccrual even though loan payments are being received; these include residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy, and also current second lien loans behind first lien loans with performance issues. The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer real estate loan on nonaccrual status if it is 30 or more days delinquent at the time of modification and is determined to be a TDR, except for residential real estate secured loans discharged in bankruptcy (“discharged bankruptcies”) that are placed on nonaccrual regardless of delinquency status. Current stand-alone second liens are placed on nonaccrual status if they are junior to first liens that are 90 days or more past due or the first lien has been modified into a TDR.

The following table reflects accruing and non-accruing loans by class on March 31, 2014:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,629,412	$19,049	$452	$6,648,913	$16,332	$3,341	$19,438	$39,111	$6,688,024
Loans to mortgage companies	709,339	72	—	709,411	—	—	141	141	709,552
TRUPs (a)	335,543	—	—	335,543	—	—	13,115	13,115	348,658
Purchased credit impaired loans	5,291	—	1,470	6,761	—	—	—	—	6,761

Total commercial (C&I)	7,679,585	19,121	1,922	7,700,628	16,332	3,341	32,694	52,367	7,752,995

Commercial real estate:
Income CRE	1,049,843	10,955	—	1,060,798	1,814	330	10,072	12,216	1,073,014
Residential CRE	37,516	282	—	37,798	—	—	2,718	2,718	40,516
Purchased credit impaired loans	31,515	5,830	1,543	38,888	—	—	—	—	38,888

Total commercial real estate	1,118,874	17,067	1,543	1,137,484	1,814	330	12,790	14,934	1,152,418

Consumer real estate:
HELOC	2,624,763	23,734	12,459	2,660,956	67,361	5,395	14,105	86,861	2,747,817
R/E installment loans	2,447,448	10,812	6,074	2,464,334	35,069	3,486	6,605	45,160	2,509,494
Purchased credit impaired loans	703	—	—	703	—	—	—	—	703

Total consumer real estate	5,072,914	34,546	18,533	5,125,993	102,430	8,881	20,710	132,021	5,258,014

Permanent mortgage	573,095	6,101	2,845	582,041	15,924	2,048	22,229	40,201	622,242

Credit card & other
Credit card	180,011	1,810	1,622	183,443	—	—	—	—	183,443
Other	148,062	761	130	148,953	1,396	—	—	1,396	150,349

Total credit card & other	328,073	2,571	1,752	332,396	1,396	—	—	1,396	333,792

Total loans, net of unearned	$14,772,541	$79,406	$26,595	$14,878,542	$137,896	$14,600	$88,423	$240,919	$15,119,461

(a)	Total TRUPs includes LOCOM valuation allowance of $26.6 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on March 31, 2013:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,493,628	$13,177	$428	$6,507,233	$22,439	$9,694	$34,248	$66,381	$6,573,614
Loans to mortgage companies	1,129,728	—	—	1,129,728	—	—	351	351	1,130,079
TRUPs (a)	341,060	—	—	341,060	—	—	46,433	46,433	387,493

Total commercial (C&I)	7,964,416	13,177	428	7,978,021	22,439	9,694	81,032	113,165	8,091,186

Commercial real estate:
Income CRE	1,031,037	4,679	—	1,035,716	5,643	1,705	19,524	26,872	1,062,588
Residential CRE	41,576	—	—	41,576	1,383	—	10,332	11,715	53,291

Total commercial real estate	1,072,613	4,679	—	1,077,292	7,026	1,705	29,856	38,587	1,115,879

Consumer real estate:
HELOC	3,022,483	28,914	18,135	3,069,532	28,072	1,390	9,580	39,042	3,108,574
R/E installment loans	2,432,315	11,977	8,456	2,452,748	19,692	2,685	6,481	28,858	2,481,606

Total consumer real estate	5,454,798	40,891	26,591	5,522,280	47,764	4,075	16,061	67,900	5,590,180

Permanent mortgage	741,500	6,025	11,126	758,651	12,866	1,266	20,499	34,631	793,282

Credit card & other
Credit card	178,310	1,430	1,483	181,223	—	—	—	—	181,223
Other	115,390	723	90	116,203	1,717	—	—	1,717	117,920

Total credit card & other	293,700	2,153	1,573	297,426	1,717	—	—	1,717	299,143

Total loans, net of unearned	$15,527,027	$66,925	$39,718	$15,633,670	$91,812	$16,740	$147,448	$256,000	$15,889,670

(a)	Total TRUPs includes LOCOM valuation allowance of $30.9 million.

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

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of loan structures, business/industry risk, and borrower/guarantor structures. Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, or principal forgiveness. When evaluating whether a concession has been granted, FHN also considers whether the borrower has provided additional collateral or guarantors, among other things, and whether such additions adequately compensate FHN for the restructured terms. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR.

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

Note 4 – Loans (Continued)

In 2012, the OCC clarified that the discharge of personal liability through bankruptcy proceedings should be considered a concession. As a result, FHN classifies all non-reaffirmed residential real estate loans after bankruptcy as nonaccruing TDRs.

On March 31, 2014 and 2013, FHN had $353.4 million and $352.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $65.8 million and $64.6 million, or 19 percent as of March 31, 2014, and 18 percent as of March 31, 2013. Additionally, $137.0 million and $128.6 million of loans held-for-sale as of March 31, 2014 and 2013, respectively were classified as TDRs.

The following table reflects portfolio loans that were classified as TDRs during the three months ended March 31, 2014 and 2013:

	2014			2013
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	—	$—	$—	5	$1,242	$1,238

Total commercial (C&I)	—	—	—	5	1,242	1,238

Commercial real estate:
Income CRE	—	—	—	—	—	—
Residential CRE	—	—	—	—	—	—

Total commercial real estate	—	—	—	—	—	—

Consumer real estate:
HELOC	67	5,790	5,768	115	7,759	7,551
R/E installment loans	72	5,143	5,102	179	6,285	6,233

Total consumer real estate	139	10,933	10,870	294	14,044	13,784

Permanent mortgage	12	4,593	4,087	12	4,737	4,852
Credit card & other	20	87	85	11	62	59

Total troubled debt restructurings	171	$15,613	$15,042	322	$20,085	$19,933

The following table presents TDRs which re-defaulted during the three months ended March 31, 2014 and 2013, and as to which the modification occurred 12 months or less prior to the re-default. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN generally defines payment default as 30 or more plus days past due.

	2014		2013
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	4	$512	7	$6,052

Total commercial (C&I)	4	512	7	6,052

Commercial real estate:
Income CRE	2	389	3	1,397
Residential CRE	—	—	1	33

Total commercial real estate	2	389	4	1,430

Consumer real estate:
HELOC	4	307	7	344
R/E installment loans	3	118	4	129

Total consumer real estate	7	425	11	473

Permanent mortgage	—	—	9	4,398
Credit card & other	2	4	2	5

Total troubled debt restructurings	15	$1,330	33	$12,358

The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer real estate loan on nonaccrual status if it is 30 or more days delinquent upon modification into a TDR. For commercial loans, nonaccrual TDRs that are reasonably assured of repayment

Note 4 – Loans (Continued)

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

Note 5 – Allowance for Loan Losses

The allowance for loan losses (“ALLL”) includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow economic recovery, performance of the housing market, unemployment levels, labor participation rate, the regulatory environment, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans.

Commercial

For commercial loans, reserves are established using historical net loss factors by grade level, loan product, and business segment. An assessment of the quality of individual commercial loans is made utilizing credit grades assigned internally based on a dual grading system which estimates both the PD and loss severity in the event of default. PD grades range from 1-16 while estimated loss severities, or LGD grades, range from 1-12. This credit grading system is intended to identify and measure the credit quality of the loan portfolio by analyzing the migration of loans between grading categories. It is also integral to the estimation methodology utilized in determining the allowance for loan losses since an allowance is established for pools of commercial loans based on the credit grade assigned. The appropriate relationship team performs the process of categorizing commercial loans into the appropriate credit grades, initially as a component of the approval of the loan, and subsequently throughout the life of the loan as part of the servicing regimen. The proper loan grade for larger exposures is confirmed by a senior credit officer in the approval process. To determine the most appropriate credit grade for each loan, the credit risk grading system employs scorecards for particular categories of loans that consist of a number of objective and subjective measures that are weighted in a manner that produces a rank ordering of risk within pass-graded credits. Loan grading discipline is regularly reviewed by Credit Risk Assurance to determine if the process continues to result in accurate loan grading across the portfolio. FHN may utilize availability of guarantors/sponsors to support lending decisions during the credit underwriting process and when determining the assignment of internal loan grades.

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

Individually Impaired

Generally, classified nonaccrual commercial loans over $1 million and all commercial and consumer loans classified as TDRs are deemed to be impaired and are individually assessed for impairment measurement in accordance with ASC 310-10-35. For all commercial portfolio segments, TDRs and other individually impaired commercial loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (the “DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the net realizable value. For loans measured using the DCF method or by observable market prices, if the recorded investment in the impaired loan exceeds this amount, a specific allowance is established as a component of the ALLL until such time as a loss is expected and recognized; for impaired collateral-dependent loans, FHN will charge off the full difference between the book value and the best estimate of net realizable value.

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

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of January 1, 2013	$96,191	$19,997	$128,949	$24,928	$6,898	$276,963
Charge-offs	(4,436)	(1,381)	(23,996)	(3,387)	(2,900)	(36,100)
Recoveries	2,496	646	5,504	144	565	9,355
Provision	(8,146)	(4,124)	20,960	3,763	2,547	15,000

Balance as of March 31, 2013	86,105	15,138	131,417	25,448	7,110	265,218

Allowance—individually evaluated for impairment	15,463	156	40,778	22,239	231	78,867
Allowance—collectively evaluated for impairment	70,642	14,982	90,639	3,209	6,879	186,351
Loans, net of unearned as of March 31, 2013:
Individually evaluated for impairment	111,036	43,501	165,927	120,054	747	441,265
Collectively evaluated for impairment	7,980,150	1,072,378	5,424,253	673,228	298,396	15,448,405

Total loans, net of unearned	$8,091,186	$1,115,879	$5,590,180	$793,282	$299,143	$15,889,670

Balance as of January 1, 2014	$86,446	$10,603	$126,785	$22,491	$7,484	$253,809
Charge-offs	(5,807)	(627)	(12,264)	(2,218)	(3,776)	(24,692)
Recoveries	1,602	279	4,974	578	696	8,129
Provision	(9,509)	5,268	3,914	1,670	8,657	10,000

Balance as of March 31, 2014	72,732	15,523	123,409	22,521	13,061	247,246

Allowance—individually evaluated for impairment	5,187	1,495	43,653	19,211	236	69,782
Allowance—collectively evaluated for impairment	67,477	12,207	79,746	3,310	12,825	175,565
Allowance—purchased credit impaired loans	68	1,821	10	—	—	1,899
Loans, net of unearned as of March 31, 2014:
Individually evaluated for impairment	54,968	26,701	173,577	121,843	772	377,861
Collectively evaluated for impairment	7,691,266	1,086,829	5,083,734	500,399	333,020	14,695,248
Purchased credit impaired loans	6,761	38,888	703	—	—	46,352

Total loans, net of unearned	$7,752,995	$1,152,418	$5,258,014	$622,242	$333,792	$15,119,461

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 6 – Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 17 – Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology. In third quarter 2013, FHN agreed to sell substantially all remaining legacy mortgage servicing which resulted in de-recognition of substantially all first lien MSR by the end of first quarter 2014. Accordingly the rollforward of MSR is presented for the prior period only. See Note 15 – Derivatives for a discussion of how FHN hedged the fair value of MSR prior to signing the definitive sales agreement. The balance of MSR included on the Consolidated Condensed Statements of Condition represented the rights to service approximately $17 billion of mortgage loans on March 31, 2013, for which a servicing right had been capitalized.

Following is a summary of changes in capitalized MSR as of March 31, 2013:

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

In first quarter 2014, FHN sold $68.5 million of first lien MSR, resulting in an ending balance of $4.7 million as of March 31, 2014. Servicing, late, and other ancillary fees recognized within mortgage banking income were $20.1 million for the three months ended March 31, 2014, and represent previously unrecognized servicing fees in conjunction with servicing sales, compared to $12.1 million for the three months ended March 31, 2013. During first quarter 2013, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. In fourth quarter 2013, FHN determined that these provisions had lapsed and the balances related to these transactions were removed from FHN’s Consolidated Condensed Statements of Condition. On March 31, 2013, FHN had $11.0 million of MSR related to these transactions, which were included within the first liens mortgage loans column of the rollforward of MSR. The proceeds from these transfers were recognized within Other short-term borrowings in the Consolidated Condensed Statements of Condition.

Note 7 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2012	$134,242	$22,700
Amortization expense	—	(928)

March 31, 2013	$134,242	$21,772

December 31, 2013	$141,943	$21,988
Amortization expense	—	(981)

March 31, 2014	$141,943	$21,007

(a)	Represents customer lists, acquired contracts, core deposit intangibles, and covenants not to compete.

The gross carrying amount of other intangible assets subject to amortization is $58.6 million on March 31, 2014, net of $37.6 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $2.9 million for the remainder of 2014, and $3.7 million, $3.6 million, $3.3 million, $3.2 million, and $3.0 million for the twelve-month periods of 2015, 2016, 2017, 2018, and 2019, respectively.

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through March 31, 2014. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non- Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2012	$—	$36,238	$98,004	$134,242

Additions	—	—	—	—
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2013	—	—	—	—

Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

March 31, 2013	$—	$36,238	$98,004	$134,242

Gross goodwill	$199,995	$43,939	$98,004	$341,938
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2013	$—	$43,939	$98,004	$141,943

Additions	—	—	—	—
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2014	—	—	—	—

Gross goodwill	$199,995	$43,939	$98,004	$341,938
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

March 31, 2014	$—	$43,939	$98,004	$141,943

Note 8 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
All other income and commissions:
ATM interchange fees	$2,497	$2,384
Letter of credit fees	1,663	1,499
Electronic banking fees	1,534	1,562
Deferred compensation (a)	657	1,593
Gain/(loss) on extinguishment of debt	(4,350)	—
Other	2,893	3,457

Total	$4,894	$10,495

All other expense:
Other insurance and taxes	$3,060	$3,046
Tax credit investments	2,495	2,972
Travel and entertainment	1,824	1,848
Customer relations	1,243	1,278
Supplies	1,116	1,055
Employee training and dues	866	1,254
Miscellaneous loan costs	714	996
Litigation and regulatory matters	90	5,170
Other	9,245	7,977

Total	$20,653	$25,596

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 9 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 31, 2014 and 2013:

(Dollars in thousands, unless otherwise noted)	Unrealized Gain/(Loss) On Securities Available-For- Sale	Pension and Post Retirement Plans	Total
Balance as of December 31, 2013	$(11,241)	$(138,768)	$(150,009)
Other comprehensive income before reclassifications, Net of tax expense of $5.9 million for unrealized gain/(loss) on securities available-for-sale	9,479	—	9,479
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.3 million for pension and post retirement plans	—	411	411

Net current period other comprehensive income, Net of tax expense of $5.9 million and $.3 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	9,479	411	9,890

Balance as of March 31, 2014	$(1,762)	$(138,357)	$(140,119)

Balance as of December 31, 2012	$55,250	$(201,593)	$(146,343)
Other comprehensive income before reclassifications, Net of tax benefit of $4.2 million and $.1 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(6,659)	(183)	(6,842)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $1.0 million for pension and post retirement plans	—	1,546	1,546

Net current period other comprehensive income, Net of tax benefit of $4.2 million and tax expense of $.9 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(6,659)	1,363	(5,296)

Balance as of March 31, 2013	$48,591	$(200,230)	$(151,639)

Note 10 – Earnings Per Share

The following tables provide a reconciliation of the numerators used in calculating earnings/(loss) per share attributable to common shareholders:

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Income/(loss) from continuing operations	$49,230	$44,539
Income/(loss) from discontinued operations, net of tax	—	430

Net income/(loss)	49,230	44,969
Net income attributable to noncontrolling interest	2,813	2,813

Net income/(loss) attributable to controlling interest	$46,417	$42,156
Preferred stock dividends	1,550	1,188

Net income/(loss) available to common shareholders	$44,867	$40,968

Income/(loss) from continuing operations	$49,230	$44,539
Net income attributable to noncontrolling interest	2,813	2,813
Preferred stock dividends	1,550	1,188

Net income/(loss) from continuing operations available to common shareholders	$44,867	$40,538

The component of Income/(loss) from continuing operations attributable to FHN as the controlling interest holder was $46.4 million and $41.7 million during the three months ended March 31, 2014 and 2013, respectively.

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended March 31
(Shares in thousands)	2014	2013
Weighted average common shares outstanding—basic	235,183	240,870
Effect of dilutive securities	2,218	1,929

Weighted average common shares outstanding—diluted	237,401	242,799

The following tables provide a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended
	March 31
	2014	2013
Earnings/(loss) per common share:
Income/(loss) per share from continuing operations available to common shareholders	$0.19	$0.17
Income/(loss) per share from discontinued operations, net of tax	—	—

Net income/(loss) per share available to common shareholders	$0.19	$0.17

Diluted earnings/(loss) per common share:
Diluted income/(loss) per share from continuing operations available to common shareholders	$0.19	$0.17
Diluted income/(loss) per share from discontinued operations, net of tax	—	—

Diluted income/(loss) per share available to common shareholders	$0.19	$0.17

For the three months ended March 31, 2014 and 2013, the dilutive effect for all potential common shares was 2.2 million and 1.9 million, respectively. Stock options of 4.7 million and 8.8 million with weighted average exercise prices of $26.09 and $22.41 per share for the three months ended March 31, 2014 and 2013, respectively, were excluded from diluted shares because including such shares would be antidilutive.

Note 11 – Contingencies and Other Disclosures

Contingencies

General

Contingent liabilities arise in the ordinary course of business. Often they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators, from other government authorities, and from other parties concerning various matters relating to FHN’s current or former lines of business. Certain matters of that sort are pending at this time, and FHN is cooperating in those matters. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes loss contingency liabilities for litigation matters when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. A liability generally is not established when loss for a matter either is not probable or its amount is not reasonably estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.

Disclosure in this Note is provided in respect of several types of matters. (a) Disclosure is provided for each matter as to which material loss liability has been established as of period-end. (b) Disclosure of an aggregate range of reasonably possible loss associated with contingent liabilities is provided as to matters where there is more than a remote chance of an estimable, material loss outcome for FHN in excess of currently established loss liabilities, whether or not those established loss liabilities are material. Additional disclosure is provided for certain of those matters. (c) Disclosure is provided for several loss contingency litigation matters related to FHN’s former mortgage securitizations not falling within loss categories (a) or (b). As a result, disclosure is provided for each pending litigation matter concerning a First Horizon proprietary securitization which FHN is defending. (d) Lastly, disclosure is provided for a material gain contingency matter.

Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to threatened or pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.

Litigation—Gain Contingency

The Chapter 11 Liquidation Trustee (the “Trustee”) of Sentinel Management Group, Inc. (“Sentinel”) filed complaints against two subsidiaries, First Tennessee Bank National Association (“FTBNA”) and FTN Financial Securities Corp. (“FTN”), and two former FTN employees. The Trustee’s claims related to Sentinel’s purchases of Preferred Term Securities Limited (“PreTSL”) products and other securities from FTN and/or the FTN Financial Capital Markets division of FTBNA from March 2005 to August 2007. In July 2011, the parties reached an agreement to settle the dispute. Under the terms of the settlement the Trustee received a total of $38.5 million. After considering the terms of the settlement, FHN recognized a pre-tax expense of $36.7 million during second quarter 2011 related to the settlement. FHN believes that certain insurance policies provide coverage for these losses and related litigation costs, subject to policy limits and applicable deductibles. The insurers have denied coverage. FHN has brought suit against the insurers to enforce the policies under Tennessee law. The suit is in U.S. District Court for the Western District of Tennessee styled as First Horizon National Corporation, et al. v. Certain Underwriters at Lloyd’s Syndicate Nos. 2987, et al., No. 2:11-cv-02608. In connection with this matter the previously recognized expense may be recouped in whole or in part. As to this matter, under applicable financial accounting guidance, FHN has determined that although material gain is not probable there is more than a slight chance of a material gain outcome for FHN. FHN cannot estimate the amount of possible gain that might result from this matter because of general uncertainties associated with unresolved legal proceedings and also due to significant uncertainties regarding: ultimate legal interpretation of the relevant contracts; and potential remedies that might be available or awarded.

Litigation—Loss Contingencies

As used in this Note, “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is unable to determine an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is “reasonably possible” (as defined in applicable accounting guidance, there is more than a remote chance of a material loss outcome for FHN), and that the amount or range of that material loss is estimable. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in clauses (i) or (ii) and many matters mentioned in (iii). In addition, certain other matters are discussed relating to FHN’s former mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

Note 11 – Contingencies and Other Disclosures (Continued)

FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2014, the aggregate amount of liabilities established for all material loss contingency matters was $121.5 million which includes the $110 million FHFA settlement discussed below. Of the matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below, only the FHFA, Charles Schwab, and Western & Southern suits are among those matters for which a liability has been established. The liabilities discussed in this paragraph are separate from those discussed under the heading “Established Repurchase Liability” below.

In each material loss contingency matter, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2014, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $113 million. Of those matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters,” only the Charles Schwab, the Western & Southern, and the two FDIC suits are included in that range.

Certain Matters Included in Reasonably Possible Loss Range

Debit Transaction Sequencing Litigation Matter. FTBNA is a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The case is styled as Hawkins v. First Tennessee Bank National Association, before the Circuit Court for Shelby County, Tennessee, Case No. CT-004085-11. The plaintiff seeks actual damages of at least $5 million, unspecified restitution of fees charged, and unspecified punitive damages, among other things. FHN’s estimate of reasonably possible loss for this matter is subject to significant uncertainties regarding: whether a class will be certified and, if so, the definition of the class; claims as to which no dollar amount is specified; the potential remedies that might be available or awarded; the ultimate outcome of potentially dispositive early-stage motions such as motions to dismiss; and the incomplete status of the discovery process.

RPL-Included First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss. Those estimable matters are the Charles Schwab, Western & Southern, FDIC (NY) and FDIC (AL) cases. The estimates for those matters are included in the range of reasonably possible loss discussed above. The estimates are subject to significant uncertainties regarding: the dollar amount claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the outcome of potentially significant motions; the availability of significantly dispositive defenses; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; the incomplete status of the discovery process; and the lack of precedent claims.

Certain Matters Not Included in Reasonably Possible Loss Range

RPL-Excluded First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss as mentioned in the preceding paragraph, and for others FHN has not. Those matters which currently are not estimable are the FHLB of San Francisco, Metropolitan Life, Royal Park, and certain indemnity cases. FHN is unable to estimate a range of reasonably possible loss due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase for those claims seeking asset repurchase; the non-started or incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims.

Inquiry Regarding FHA-Insured Loans. Since second quarter 2012 FHN has been cooperating with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain Federal Housing Administration (“FHA”)-insured loans. During second quarter 2013 DOJ and HUD provided FHN with preliminary findings of the investigation, which focused on a small sample of loans and remained incomplete. FHN prepared its own analysis of the sample and has provided certain information to DOJ and HUD. Discussions between the parties are continuing as to various matters, including certain factual information. The investigation could lead to a demand or claim under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter. FHN has established no liability for this matter and is not able to estimate a range of reasonably possible loss due to significant uncertainties regarding: the potential remedies, including any amount of enhanced damages, that might be available or awarded; the availability of significantly dispositive defenses; FHN’s lack of information that would enable FHN to assess performance concerning its FHA-insured originations, nearly all of which FHN does not service; and the small number of reported precedent claims and resolutions (involving other banking organizations) combined with a lack of underlying data connected with those resolutions.

Note 11 – Contingencies and Other Disclosures (Continued)

The investigation has focused on loans originated by FHN on or after January 1, 2006. FHA-insured originations from January 1, 2006 through the August 31, 2008 divestiture of FHN’s national mortgage platform totaled 47,817 loans with an aggregate original principal balance of $8.2 billion. The amount of FHA-insured originations each year has declined substantially following the divestiture.

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

At the time this report is filed, FHN, along with multiple defendants, is defending several lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations (“FH proprietary securitizations”) were sold to them were materially deficient. The plaintiffs and venues of these suits are: (1) Charles Schwab Corp. in the Superior Court of San Francisco, California (Case No. 10-501610); (2) Western & Southern Life Insurance Co, among others, in the Court of Common Pleas, Hamilton County, Ohio (Case No. A1105352); (3) Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Middle District of Alabama (Case No. CV-12-791-WKW-WC); and (4) FDIC as a receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiffs in the pending suits claim to have purchased certificates in a number of separate FH proprietary securitizations and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought.

In some of the pending suits underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased senior certificates in FH proprietary securitizations. FHN has not been named a defendant in these suits, which FHN is defending indirectly as indemnitor. The plaintiffs and venues of these other suits are: (5) FHLB of San Francisco, in the Superior Court of San Francisco County, California (Case No. CGC-10-497840); (6) Metropolitan Life Insurance Co., in the Supreme Court of New York County, New York (No. 651360-2012); and (7) Royal Park Invs. SA/NV, in the Supreme Court of New York County, New York (No. 652607-2012).

In addition, an eighth case was pending at March 31, 2014 but was settled in April. The plaintiff and venue for that matter was the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, in U.S. District Court for the Southern District of New York (Case No. 11-cv-6193 (PGG)). The liability for litigation matters at March 31, 2014 mentioned above has been adjusted to reflect the terms of the settlement and a receivable was established for insurance available to FHN in an amount that was substantially similar to the amount of the liability adjustment. The liability and receivable balances as of March 31, 2014 do not reflect the payment of the settlement which will occur in second quarter.

Details concerning the original purchase amounts and ending balances of the investments at issue in these pending suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. Information about the performance of the FH proprietary securitizations related to these suits is available in monthly reports published by the trustee for the securitization trusts. FHN believes that certain plaintiffs did not purchase the entire certificate in the securitizations in which they invested. Reporting by the trustee is at a certificate level and, as a result, ending certificate balances in the following table were adjusted to reflect FHN’s estimate of the ending balance of each partial certificate purchased by these plaintiffs. Plaintiffs in the pending lawsuits claim to have purchased a total of $247.6 million of certificates and the purchase prices of the certificates subject to the indemnification requests total $331.4 million. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in most cases the securitization provided for sub-classifications within the Senior or Junior groups.

Note 11 – Contingencies and Other Disclosures (Continued)

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
Original Purchase Price:
2005 (a)	$200,118	$—	$30,000	$—
2006 (a)	77,906	—	—	9,793
2007	204,061	—	50,000	7,084

Total	$482,085	$—	$80,000	$16,877

Ending Balance per the March 25, 2014, trust statements:
2005	$59,230	$—	$10,665	$—
2006	36,254	—	—	1,614
2007	94,604	—	15,960	—

Total	$190,088	$—	$26,625	$1,614

(a)	Excluded from the amounts shown in the table are certificates which were the subject of the FHFA litigation; $230,020 of Senior Alt-A loans from 2006 and $643,751 of Senior Alt-A loans from 2005. The FHFA litigation was pending at quarter-end but was settled in April 2014.

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

The total ending certificate balance of the investments which are the subject of the current pending lawsuits (excluding the settled FHFA suit) was $218.3 million as reported on the March 25, 2014, trust statements, with approximately 80 percent of the remaining balances performing. Cumulative losses on the investments which are the subject of the remaining lawsuits, as reported on the trust statements, represent approximately 8 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses may not take into account all outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; reimbursement of those advances to the servicer may increase cumulative losses. Losses often are reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

As discussed under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or other parties to transactions seeking indemnity. At March 31, 2014, except for the FHFA, Charles Schwab, and Western & Southern cases, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

Contract Claim Settlement Process—Mortgage Repurchase Pipeline

For several years FHN has received claims from government sponsored enterprises (“GSEs”), other government agencies, mortgage insurers, and others that FHN breached certain representations and warranties made in connection with whole-loan sales prior to September 2008. Generally such claims request or otherwise demand that FHN repurchase the loans or otherwise make the purchaser whole. FHN analyzes these claims using a pipeline approach. FHN reviews each claim in the pipeline and either offers to satisfy the claim or rejects the claim by asking the claimant to rescind it. FHN has established a material loss liability for probable incurred losses related to repurchase obligations for breaches of selling representations and warranties. Estimation for losses associated with repurchase obligations includes both trends observed in the pipeline and additional information that encompasses a broader population of loans. See the discussion under “Established Repurchase Liability.” As of March 31, 2014, none of these claims had become active litigation. These matters and the associated reserving methodologies are discussed under “Legacy Home Loan Sales and Servicing.”

Legacy Home Loan Sales and Servicing

Overview

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs—the Federal National Mortgage Association (“Fannie Mae,” “Fannie,” or “FNMA”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” “Freddie,” or “FHLMC”). Federally

Note 11 – Contingencies and Other Disclosures (Continued)

insured or guaranteed whole-loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae,” “Ginnie,” or “GNMA”). Collectively, Fannie Mae, Freddie Mac, and Ginnie Mae are referred to as the “Agencies.” Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet criteria for whole-loan sales to the GSEs, or insurance through Ginnie Mae, were sold to investors, or certificate-holders, predominantly through First Horizon (“FH”) branded proprietary securitizations but also, to a lesser extent, through whole-loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole-loan sales to private purchasers and, to a lesser extent, through FH proprietary securitizations.

Regarding these past first lien loan sale activities, FHN has exposure to potential loss primarily through two avenues. First, purchasers of these mortgage loans may request that FHN repurchase loans or make the purchaser whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties differ based on deal structure and counterparty. For whole-loan sales, a claimant generally would be the purchaser. For securitizations, a repurchase claimant generally would be a trustee. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. In addition, augmenting these avenues: the trustee for the securitized loans may seek repurchase of loans under contractual remedies; some of the loans that were sold or securitized were insured and the insurance carrier may seek repurchase or make-whole remedies by claiming that FHN violated certain contractual representations and warranties made in connection with the insurance contract; some of the loans sold to non-Agency whole-loan purchasers were included in securitizations of the purchasers, and the purchasers may seek repurchase or indemnification for losses and expenses caused by such a violation by FHN; and, some loans were originated under government insurance or guarantee programs and the government agency, or a person acting on its behalf, may seek contractual or statutory remedies based on claimed violations of the requirements of the respective program. In some cases FHN retained the servicing of the loans sold or securitized and so has had substantial visibility into the status of the loans; in many cases FHN did not retain servicing and has had very limited or no such direct visibility. Moreover, since 2008 FHN has sold significant amounts of servicing rights in several transactions. Under the most recent servicing sale agreement FHN sold, in late 2013 and early 2014, substantially all its remaining legacy servicing.

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although additional GSE sales occurred in earlier years, a substantial majority of GSE repurchase requests have come from that period. While substantially all of the losses for repurchase obligations related to sales to GSEs have been from vintages originated during 2005 through 2008, the definitive resolution agreements (“DRAs”) discussed below also include originations from 2000 through 2004. In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in FH proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the FH brand.

On August 31, 2008 FHN sold its national mortgage origination and servicing platforms along with a portion of its servicing assets and obligations. This is sometimes referred to as the “2008 sale,” the “2008 divestiture,” the “platform sale,” or other similar terms. FHN contracted to have its remaining servicing obligations sub-serviced. Since the platform sale FHN has sold substantially all remaining servicing assets and obligations, as mentioned above.

Loans Sold With Full or Limited Recourse

Although not a substantial part of FHN’s former business, FHN sold certain Agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally include mortgage loans sold to investors in the secondary market which are uninsurable under government mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance (“MI”), the FHA insurance, or the Veteran’s Administration (“VA”) guaranty. In fourth quarter 2013, FHN sold substantially all remaining servicing, therefore FHN has no direct visibility into the status of single-family residential loans that were sold on a full or limited recourse basis.

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

Note 11 – Contingencies and Other Disclosures (Continued)

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

Generally these loans were sold without recourse for credit loss. However, if it is determined that the loans sold were in breach of representations or warranties required by the Agency and made by FHN at the time of sale, FHN has obligations to either repurchase the loan for the UPB or make the purchaser whole for the economic loss incurred by the purchaser of such loan. Such representations and warranties required by the Agencies typically include those made regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers in connection with obtaining the loan. A substantial amount of FHN’s existing repurchase obligations from outstanding requests relate to conforming conventional mortgage loans that were sold to the GSEs. Since the mortgage platform sale in 2008 through March 31, 2014, Agencies have accounted for the vast majority of repurchase/make-whole claims received.

GSE Definitive Resolution Agreements

In the fourth quarter of 2013 FHN entered into a DRA with Fannie Mae, and in the first quarter of 2014 FHN entered into a DRA with Freddie Mac, in each case resolving certain legacy selling representation and warranty repurchase obligations associated with loans originated from 2000 to 2008 excluding certain loans FHN no longer serviced at the time of the DRA. Under each DRA, FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have obligations related to mortgage insurance rescissions, cancellations, and denials. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for mortgage insurance cancellations and denials to the extent attributable to the acts of the current servicer.

As a result of the DRAs, the repurchase pipeline overall is smaller, and the proportion of GSE-related repurchase requests in the pipeline also is smaller, than in periods pre-dating the DRAs. The repurchase liability FHN has recorded as of March 31, 2014 contemplates, among other things, estimates of FHN’s repurchase exposure related to loans excluded from the DRAs and estimates of FHN’s repurchase exposure related to certain other loan sales. See “Other Whole-loan Sales” and “Established Repurchase Liability” below for additional information.

Other Whole-loan Sales

Prior to the 2008 divestiture FHN sold first lien mortgages without recourse through whole-loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of March 31, 2014, 18 percent of repurchase/make-whole claims in the pipeline relate to private whole loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Many of these loans were included by the purchasers in their own securitizations, not using the First Horizon brand. FHN’s contractual representations and warranties to these loan purchasers generally included repurchase and indemnity covenants for losses and expenses applicable to the securitization caused by FHN’s breach. Currently the following categories of actions are pending which involve FHN and non-Agency whole-loan sales: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in certain legal actions involving FHN-originated loans. In some cases the loans to be reviewed, or which otherwise are at issue, have not been identified specifically. Assignees can include securitizers or securitization trustees, among others. A loan is included in the repurchase pipeline only when an identifiable demand for repurchase has been made outside of active litigation.

First Horizon Branded Proprietary Mortgage Securitizations

From 2005 through 2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the FH brand. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in trusts. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. Through third quarter 2013, FHN continued to service substantially all of the remaining loans sold through FH proprietary securitizations. In third quarter FHN contracted to sell substantially all such servicing rights and obligations, with transfers occurring largely in fourth quarter 2013 and first quarter 2014. As of March 31, 2014,

Note 11 – Contingencies and Other Disclosures (Continued)

the remaining UPB in active FH proprietary securitizations from 2005 through 2007 was $6.9 billion consisting of $4.8 billion Alt-A mortgage loans and $2.1 billion Jumbo mortgage loans. Representations and warranties were made to the securitization trustee for the benefit of investors. As such, FHN has exposure to the trustee for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing, and exposure to investors for investment rescission or damages arising from claims by investors that the offering documents under which the loans were securitized were materially deficient. As of March 31, 2014, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitizations based on breaches of representations and warranties.

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

In addition, the FH proprietary securitization trustee generally may initiate a loan review, without prior official action by investors, for the purpose of determining compliance with applicable representations and warranties with respect to any or all of the active FH proprietary securitizations. If non-compliance is discovered, the trustee may seek repurchase or other relief. At March 31, 2014, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN. Accordingly, FHN is not able to estimate any liability for this risk. FHN similarly is not able to estimate a range of reasonably possible losses associated with this risk, and no such amounts are included in the aggregate range discussed above. Those inabilities are due to significant uncertainties regarding: the absence of claims made; the nature and outcome of any claims process or related settlement discussions if pursued; the outcome of litigation if litigation is pursued; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; and the lack of precedent claims.

Also unlike loans sold to the GSEs through non-recourse whole-loan sales, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, investors could pursue (and in certain cases mentioned below, are pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. Claims for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes. Statutory remedies typically include rescission of the investment or monetary damages measured in relation to the original investment made. Any such statutory claim would be subject to applicable limitation periods and other statutory defenses. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort are likely to be resolved in a litigation context in most cases, unlike FHN’s GSE repurchase experience. The analysis of loss content and establishment of appropriate liabilities in those cases would follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case, a determination of whether material loss is probable, and (if so) an estimation of the amount of ultimate loss, if any can be estimated. FHN expects most litigation claims to take much longer to resolve than a GSE repurchase request typically has taken.

Monoline insurance was a form of credit enhancement provided to a securitization by an insurer not affiliated with FHN. Subject to the terms and conditions of the policy, the insurer guaranteed payments of accrued interest and principal due to the investors. None of the FH proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. In certain limited situations, insurance was provided for a specific senior retail class of holders within an individual securitization. The only insured certificate more recent than 2004 is from 2005 and covered $25.0 million of original certificate balance. The trustee statement dated March 25, 2014, reported to FHN that the remaining outstanding certificate balance for the class was $23.4 million.

Note 11 – Contingencies and Other Disclosures (Continued)

FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a lawsuit from the monoline insurers of the senior retail level class.

Other First Horizon Branded Proprietary Securitizations

FHN originated and sold home equity lines and second lien loans through certain FH proprietary securitization trusts, most of which related to HELOC loans. As of March 31, 2014, only one of those securitizations remains active; the rest have been resolved through clean-up calls or other means. The remaining trust issued notes backed by HELOC loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. The Trustee statement dated March 25, 2014, reported that the cumulative original and current outstanding note balance of the remaining FH proprietary HELOC securitization is $299.8 million and $77.0 million, respectively.

The loans in the remaining FH HELOC securitization trust are included on FHN’s balance sheet in accordance with GAAP as a consolidated variable interest entity (“VIE”). These loans and the associated credit risk are reflected in FHN’s consolidated condensed financial statements.

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

Other Government Entity Loan Reviews

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

The FDIC, FHFA and FHLB of San Francisco subpoenas also concern loans sold by FHN to non-Agency purchasers on a whole-loan basis which were included by those purchasers in non-FH securitizations. See “Other Whole-loan Sales” above for additional information concerning loans originated and sold by FHN that were included in the purchasers’ own securitizations. In addition, the FHLB of Seattle has subpoenaed FHN in connection with FHN-originated loans that were included in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. Other than the dollar amounts of those investments which are the subject of the FDIC’s active litigation as receiver for Colonial Bank, FHN has limited information regarding at least some of the loans under review or the dollar amounts invested in relation to the FDIC, FHFA, and FHLB subpoenas. The FDIC subpoenas overlap partially, with the ongoing litigation matters mentioned above under “Litigation—Loss Contingencies.”

The subpoenas discussed above relate to ongoing reviews which ultimately could result in claims against FHN. The original and current (as of March 25, 2014 trust statements) combined first lien certificate balances of the related FH proprietary securitizations in which the credit unions invested were $321.6 million and $109.0 million, respectively. The original and current (as of March 25, 2014 trust statements) HELOC certificate balances of the related FH proprietary HELOC securitization in which the credit unions invested was $299.8 million and $77.0 million. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of San Francisco invested are $501.1 million and $149.5 million, respectively. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of Atlanta invested are $56.1 million and $9.5 million, respectively. There are limitations as to FHN’s knowledge of the amount of FH proprietary securitizations investments that are subject to the FDIC, FHFA and FHLB of San Francisco subpoenas. Since the reviews at this time are not repurchase claims, the associated loans are not considered part of the repurchase pipeline.

Private Mortgage Insurance

MI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices related to GSE-owned loans are not formal repurchase requests, FHN

Note 11 – Contingencies and Other Disclosures (Continued)

includes these in the active repurchase request pipeline. FHN tracks and monitors MI cancellation notices received and considers the amount of loans sold to GSEs where MI coverage has ultimately been lost when assessing the overall adequacy of FHN’s repurchase liability. As of March 31, 2014 and 2013, $483.0 million and $454.7 million, respectively, of loans sold or securitized have lost MI coverage.

Established Repurchase Liability

In fourth quarter, FHN entered into a DRA, discussed above in “GSE Definitive Resolution Agreements,” to resolve certain selling representation and warranty repurchase obligations with Fannie Mae. In connection with the DRA, FHN received additional information which has been used to estimate repurchase liability levels at September 30, 2013 and later periods. Compared with earlier periods, that information encompassed a broader population of loans including older vintages and expanded selection criteria from the remaining loan populations. The new information added the origination vintages of 2000 through 2004, expanded the scope of selections, and included estimates for losses from loans in early stage delinquency, modifications, and loans determined to have a higher probability of default. In February 2014, FHN entered into a DRA, also discussed above, with Freddie Mac. In connection with that DRA FHN also received certain additional information which FHN used to estimate repurchase liability levels at year-end and afterward. FHN used all available information to estimate losses related to potential repurchase obligations not included in the DRAs including future MI rescissions, prior bulk servicing sales where FHN is no longer the directly responsible party but still has repurchase obligations, and obligations related to certain other loan sales, including repurchase obligations related to non-GSE loan sales. Additionally, FHN continues to monitor claims included in the active pipeline, historical repurchase rates, and loss severities.

Based on currently available information and experience to date, FHN has evaluated its exposure under these obligations and accordingly has reserved for losses of $145.7 million and $185.5 million as of March 31, 2014 and 2013, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

Through third quarter 2013, FHN serviced a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $15 billion as of September 30, 2013. In fourth quarter and first quarter 2014, sales of substantially all remaining servicing were consummated under a contract discussed below. As a result, the loan portfolio serviced by FHN at March 31, 2014 had an unpaid principal balance of approximately $583 million.

A substantial portion of the first lien portfolio was serviced through a subservicer. FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the then-remaining portion of FHN’s mortgage servicing portfolio were outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In third quarter 2013 FHN contracted to sell substantially all of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing was transferred to the buyer in stages, with substantial completion occurring during first quarter 2014. Servicing still retained by FHN is subserviced by the 2011 subservicer.

The first lien portfolio is held primarily by private security holders and GSEs, with less significant portions held by other private investors. In connection with its servicing activities, FHN collected and remitted the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require the servicer to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool; and (3) the servicer may be required to advance escrow and other payments. In the event advances are ultimately made by the servicer to satisfy these servicing obligations, these servicing advances are recoverable from: (a) the liquidation proceeds of the property securing the loan, in the case of private securitizations; (b) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans; and (c) in certain circumstances, mortgage payment pool funds. As of March 31, 2014 and 2013, FHN has recognized servicing advances of $45.5 million and $304.8 million, respectively. Servicing advances are included in Other assets on the Consolidated Condensed Statements of Condition. Those advances are part of the assets sold under the servicing sale agreement FHN entered into late in 2013; substantially all transfers under that agreement occurred in fourth quarter 2013 and first quarter 2014.

Note 11 – Contingencies and Other Disclosures (Continued)

FHN is subject to losses in its current and former loan servicing portfolio due to loan foreclosures. Foreclosure exposure arises from certain government agency agreements, as well as agreements with MI insurers, which limit the agency’s repayment guarantees on foreclosed loans and allow compensatory fees and penalties and curtailments of claims for violations of agreements or insurance policies, resulting in losses to the servicer. Foreclosure exposure also includes real estate costs, marketing costs, and costs to maintain properties, especially during protracted resale periods in geographic areas of the country negatively impacted by declining home values.

For the past four or five years federal and state governmental officials and agencies have scrutinized industry foreclosure practices across the U.S., including loss mitigation practices. In 2011 regulators entered into consent decrees with several institutions, including the 2008 subservicer, requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. In 2012 the 2008 subservicer, along with certain others, entered into a settlement agreement with the OCC which replaced the consent decree. The new settlement required remediation for all borrowers with “in-process” foreclosures dating from 2009 or 2010 and certain other foreclosure-avoidance assistance from parties to the settlement.

Under FHN’s 2008 subservicing agreement, the 2008 subservicer had the contractual right to follow FHN’s prior servicing practices as they existed 180 days prior to August 2008 until the 2008 subservicer became aware that such practices did not comply with applicable servicing requirements, subject to the subservicer’s obligation to follow accepted servicing practices, applicable law, and new requirements, including evolving interpretations of such practices, law and requirements. In the event of a dispute such as that described below between FHN and the 2008 subservicer over any liabilities for the subservicer’s servicing and management of foreclosure or loss mitigation processes, FHN cannot predict the costs that may be incurred.

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs, servicing timeline penalties, compensatory damages, and curtailments charged prior to the servicing transfer by GSEs and a government agency in connection with FHN’s transfer of subservicing to its 2011 subservicer in the amount of $8.6 million. The 2008 subservicer also is seeking reimbursement from FHN for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and supervisory guidance relating to foreclosure review (collectively, “foreclosure review expenditures”). The foreclosure review expenditures for which the 2008 subservicer has sought reimbursement total $34.9 million. Additional reimbursement requests may be made. FHN disputes that it has any responsibility or liability for either demand. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously. FHN disagrees with the 2008 subservicer’s position and has made no reimbursements. FHN also believes that certain amounts billed to FHN by agencies for penalties and curtailments on claims by MI insurers for actions by the 2008 subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the 2008 subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

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

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. As a result of the Settlement, Visa funded an additional $150 million into the escrow account in July 2012, and as a result FHN made a payment to the counterparty of $.8 million. As of March 31, 2014, the conversion ratio is 42 percent, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable at present.

As of March 31, 2014 and 2013, the derivative liabilities were $4.9 million and $2.1 million, respectively.

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. The Settlement has been approved by the court but that approval has been appealed by certain of the plaintiffs. Accordingly, the outcome of this matter remains uncertain. Additionally, other Covered Litigation matters are also pending judicial resolution, including new matters filed by class members who opted-out of the Settlement. So long as any Covered Litigation matter remains pending, FHN’s ability to transfer its Visa holdings continues to be restricted.

Note 11 – Contingencies and Other Disclosures (Continued)

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

Note 12 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN did not make any contributions to the qualified pension plan in 2013. Future decisions to contribute to the plan will be based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, and the actual performance of plan assets. Management has assessed the need for future contributions, and does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2014.

FHN also maintains non-qualified plans including a supplemental pension plan that covers certain employees whose benefits under the qualified pension plan have been limited. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5.4 million for 2013. FHN anticipates making benefit payments under the non-qualified plans of $5.1 million in 2014.

Savings plan. FHN provides all qualifying full-time employees with the opportunity to participate in the FHN tax qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, FHN provides 100 percent match for the first 6 percent of salary deferred. Through a non-qualified savings restoration plan, FHN provides a restorative benefit to certain highly-compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.

Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees. The postretirement medical plan is contributory. For the 2013 plan year, certain retiree contributions were adjusted based on criteria that were a combination of the employee’s age and/or years of service. For the 2014 plan year FHN contributes a fixed amount for each participant. FHN’s postretirement benefits include prescription drug benefits. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care that provide a benefit that is actuarially equivalent to Medicare Part D. Beginning in 2014, FHN does not currently anticipate receiving a prescription drug subsidy under the Act.

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$17	$62	$55	$134
Interest cost	8,660	8,085	458	548
Expected return on plan assets	(10,018)	(8,727)	(255)	(197)
Amortization of unrecognized:
Prior service cost/(credit)	87	88	(291)	8
Actuarial (gain)/loss	1,635	2,400	(126)	17

Net periodic benefit cost	$381	$1,908	$(159)	$510

Note 13 – Business Segment Information

FHN has four business segments: regional banking, capital markets, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers largely in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees (in periods subsequent to first quarter 2014 these amounts will be significantly reduced), and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments which could change historical segment results. Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, they are to an extent subjective. Generally, all assignments and allocations have been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three months ended March 31:

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Consolidated
Net interest income	$152,359	$161,382
Provision for loan losses	10,000	15,000
Noninterest income	145,730	156,427
Noninterest expense	220,214	240,540

Income/(loss) before income taxes	67,875	62,269
Provision/(benefit) for income taxes	18,645	17,730

Income/(loss) from continuing operations	49,230	44,539
Income/(loss) from discontinued operations, net of tax	—	430

Net income/(loss)	$49,230	$44,969

Average assets	$23,916,069	$25,044,547

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Business Segment Information (Continued)

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Regional Banking
Net interest income	$142,010	$147,120
Provision/(provision credit) for loan losses	12,990	(2,485)
Noninterest income	59,992	59,144
Noninterest expense	133,050	131,077

Income/(loss) before income taxes	55,962	77,672
Provision/(benefit) for income taxes	19,880	28,221

Net income/(loss)	$36,082	$49,451

Average assets	$12,617,386	$12,957,581

Capital Markets
Net interest income	$3,478	$3,968
Noninterest income	56,758	76,612
Noninterest expense	52,594	61,533

Income/(loss) before income taxes	7,642	19,047
Provision/(benefit) for income taxes	2,845	7,222

Net income/(loss)	$4,797	$11,825

Average assets	$2,037,850	$2,457,779

Corporate
Net interest income/(expense)	$(9,113)	$(10,059)
Noninterest income	13,215	7,855
Noninterest expense	19,578	17,613

Income/(loss) before income taxes	(15,476)	(19,817)
Provision/(benefit) for income taxes	(11,766)	(12,083)

Net income/(loss)	$(3,710)	$(7,734)

Average assets	$5,856,661	$5,254,472

Non-Strategic
Net interest income	$15,984	$20,353
Provision/(provision credit) for loan losses	(2,990)	17,485
Noninterest income	15,765	12,816
Noninterest expense	14,992	30,317

Income/(loss) before income taxes	19,747	(14,633)
Provision/(benefit) for income taxes	7,686	(5,630)

Income/(loss) from continuing operations	12,061	(9,003)
Income/(loss) from discontinued operations, net of tax	—	430

Net income/(loss)	$12,061	$(8,573)

Average assets	$3,404,172	$4,374,715

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

Consolidated Variable Interest Entities

FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking and consumer lending operations. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. In situations where the retention of MSR and other retained interests, including residual interests and subordinated bonds, results in FHN potentially absorbing losses or receiving benefits that are significant to the trusts, FHN is considered the primary beneficiary, as it is also assumed to have the power as servicer to most significantly impact the activities of such VIEs. Consolidation of the trusts results in the recognition of the trusts’ proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of the trusts’ securities. In third quarter 2013, FHN agreed to sell the servicing related to one of these securitization trusts that was previously consolidated. Upon closing of this sale in January 2014, the securitization trust was de-consolidated and prospectively considered a non-consolidated VIE. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN.

The only trust included in the March 31, 2014 balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Because the trust is consolidated, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

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

Note 14 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$243	N/A
Loans, net of unearned income	86,685	N/A	114,505	N/A
Less: Allowance for loan losses	1,954	N/A	3,712	N/A

Total net loans	84,731	N/A	110,793	N/A

Other assets	888	$64,217	1,647	$62,053

Total assets	$85,619	$64,217	$112,683	$62,053

Liabilities:
Term borrowings	$77,119	N/A	$104,875	N/A
Other liabilities	5	$50,423	24	$49,720

Total liabilities	$77,124	$50,423	$104,899	$49,720

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

Proprietary Residential Mortgage Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. While FHN is assumed to have the power as servicer to most significantly impact the activities of such VIEs in situations where FHN does not have the ability to participate in significant portions of a securitization trust’s cash flows, it is not considered the primary beneficiary of the trust. Therefore, these trusts are not consolidated by FHN. Upon closing of the servicing sales in first quarter 2014, FHN’s interests in these securitizations declined substantially.

Agency Residential Mortgage Securitizations. During fourth quarter 2013, FHN completed the sale of substantially all servicing for Agency securitizations resulting in the de-recognition of its interests in these trusts.

Prior to third quarter 2008, FHN transferred first lien mortgages that were included in Agency-sponsored securitizations and retained MSR and in certain situations various other interests. Except for recourse due to breaches of standard representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts held no recourse to the assets of FHN. Additionally, FHN had no contractual requirements to provide financial support to the trusts. The Agencies’ or designated third parties’ status as Master Servicer and the rights they hold consistent with their guarantees on the securities issued provide them with the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, such trusts were not consolidated by FHN as it was not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that were significant to the trusts.

In relation to certain Agency securitizations, FHN purchased the servicing rights on securitized loans from the loan originator and held other retained interests. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. As the Agencies serve as Master Servicer for the securitized loans and hold rights consistent with their guarantees on the securities issued, they have the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, FHN was not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that were significant to the trusts. FHN had no contractual requirements to provide financial support to the trusts.

On-Balance Sheet Consumer Loan Securitizations. Prior to March 31, 2014 FHN held variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts held no recourse to the assets of FHN. Based on their restrictive nature, the trusts were considered VIEs as the holders of equity at risk did not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. The nonconsolidated proprietary residential mortgage securitizations as of March 31, 2013, consisted of two HELOC securitization trusts that had entered a rapid amortization period and for which FHN was obligated to provide subordinated funding. These securitization trusts were not consolidated by FHN as it was not the Master Servicer for the securitizations. FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precluded sale accounting for the related securitization transactions. Thus, even though FHN was not the Master Servicer, the related transactions were accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s Consolidated Condensed Financial Statements. These trusts were collapsed in first quarter 2014 as the collateral (loans) of the trust were repurchased and FHN reduced the associated secured borrowing on the Consolidated Condensed Statements of Condition.

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

Note 14 – Variable Interest Entities (Continued)

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

Commercial Loan Troubled Debt Restructurings. For certain troubled commercial loans, FTBNA restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. Following a troubled debt restructuring, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered as events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As FTBNA does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, FTBNA is exposed to potentially significant benefits and losses of the borrowing entity. FTBNA has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.

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

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2014:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$48,067	$—	Other assets
New market tax credit LLCs (b) (c)	22,492	—	Other assets
Small issuer trust preferred holdings (d)	375,247	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	53,463	60,711	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	54,559	—	(g)
Holdings of agency mortgage-backed securities (d)	3,861,630	—	(h)
Short positions in agency mortgage-backed securities (f)	N/A	1,586	Trading liabilities
Commercial loan troubled debt restructurings (i) (j)	58,736	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $41.7 million of current investments and $6.3 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $60.7 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $1.4 million and $1.0 million classified as MSR related to proprietary and agency residential mortgage securitizations, respectively, and $6.6 million classified as Trading securities related to proprietary residential mortgage securitizations. Aggregate servicing advances of $45.5 million are classified as Other assets.
(h)	Includes $537.3 million classified as Trading securities and $3.3 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $57.2 million of current receivables and $1.5 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2013:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$52,528	$—	Other assets
New market tax credit LLCs (b) (c)	23,494	—	Other assets
Small issuer trust preferred holdings (d)	418,404	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	54,577	59,597	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	416,648	—	(g)
On-balance sheet consumer loan securitizations	14,477	270,385	(h)
Holdings of agency mortgage-backed securities (d)	3,584,187	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	51,108	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	68,921	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $50.6 million of current investments and $1.9 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $59.6 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $66.6 million and $28.7 million classified as MSR and $7.6 million and $8.8 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $304.8 million are classified as Other assets.
(h)	Includes $284.9 million classified as Loans, net of unearned income which are offset by $270.4 million classified as Term borrowings.
(i)	Includes $669.3 million classified as Trading securities and $2.9 billion classified as Securities available-for-sale.
(j)	Maximum loss exposure represents $65.7 million of current receivables and $3.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. FHN no longer retains financial interests in loans it transfers to third parties.

Retained Interests

With the sales of substantially all servicing by the end of first quarter 2014, prior transfers of financial assets which FHN has continuing involvement are no longer significant. See Note 11 – Contingencies and Other Disclosures for information regarding FHN’s repurchase exposure for claims that FHN breached its standard representations and warranties made in connection with the sale of loans to proprietary and agency residential mortgage securitization trusts.

For the three months ended March 31, 2013, cash flows received and paid related to loan sales and securitizations where FHN had continuing involvement were as follows:

Three Months Ended
(Dollars in thousands)	March 31, 2013
Proceeds from initial sales	$10,843
Servicing fees retained (a)	12,589
Purchases of GNMA guaranteed mortgages	39,041
Purchases of previously transferred financial assets (b) (c)	144,737
Other cash flows received on retained interests	1,413

(a)	Included servicing fees on MSR associated with loan sales and purchased MSR.
(b)	Included repurchases of delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also included buyouts from GSEs in order to facilitate foreclosures.
(c)	Included $74.7 million of cash paid related to clean-up calls exercised by FHN.

Note 14 – Variable Interest Entities (Continued)

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them in which FHN had continuing involvement, the principal amount of delinquent loans, and the net credit losses during first quarter 2013 are as follows:

	Principal Amount of Residential Real Estate Loans (a) (b) (c)	Net Credit Losses (c)
		Three months ended March 31, 2013
(Dollars in thousands)	March 31, 2013
Total loans managed or transferred	$14,403,257	$62,627

(a)	Amounts represent real estate residential loans in FHN’s portfolio, held-for-sale, and loans that have been transferred in proprietary securitizations and whole loan sales in which FHN had a retained interest other than servicing rights. Also included $5.3 billion of loans transferred to GSEs with any type of retained interest other than servicing rights.
(b)	Includes $.7 billion where the principal amount is 90 days or more past due or nonaccrual. Included in this amount was $40.5 million of GNMA guaranteed mortgages.
(c)	No delinquency or net credit loss data is provided for the loans transferred to FNMA or FHLMC because these agencies retain credit risk. See Note 11—Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs or private investors.

Note 15 – Derivatives

In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) through its capital markets and risk management operations, as part of its risk management strategy and as a means to meet customers’ needs. Additionally, FHN used derivatives to hedge MSR, but such hedges were terminated in third quarter 2013 when FHN entered into an agreement to sell substantially all MSR. Derivative instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet as required by GAAP. The contractual or notional amounts of these financial instruments do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. The Asset/Liability Committee (“ALCO”) monitors the usage and effectiveness of these financial instruments.

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On March 31, 2014 and 2013, respectively, FHN had $101.8 million and $163.2 million of cash receivables and $82.5 million and $124.3 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $49.6 million and $68.0 million for the three months ended March 31, 2014 and 2013, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

Note 15 – Derivatives (Continued)

The following table summarizes FHN’s derivatives associated with capital markets trading activities as of March 31, 2014 and 2013:

	March 31, 2014
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,775,287	$76,173	$7,103
Offsetting Upstream Interest Rate Contracts	1,775,287	7,103	76,173
Option Contracts Purchased	10,000	29	—
Forwards and Futures Purchased	2,234,232	1,738	1,260
Forwards and Futures Sold	2,607,585	2,277	1,478

	March 31, 2013
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,477,632	$119,866	$1,327
Offsetting Upstream Interest Rate Contracts	1,477,632	1,327	119,866
Option Contracts Purchased	2,500	5	—
Option Contracts Written	2,500	—	2
Forwards and Futures Purchased	5,786,940	7,541	8,199
Forwards and Futures Sold	5,923,867	8,090	8,381

Interest Rate Risk Management

FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and interest-bearing liabilities have different maturity or repricing characteristics. FHN uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. Interest paid or received for swaps utilized by FHN to hedge the fair value of long term debt is recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers that includes customer derivatives paired with offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in Noninterest expense on the Consolidated Condensed Statements of Income.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $554.0 million and $904.0 million on March 31, 2014 and 2013, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps was $34.1 million and $60.5 million in Derivative assets on March 31, 2014 and 2013, respectively.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet amount of this swap was $16.0 million and $24.6 million in Derivative assets as of March 31, 2014 and 2013, respectively. There was no ineffectiveness related to this hedge.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN hedges the interest rate risk of the subordinated debt totaling $200 million using pay floating, receive fixed interest rate swaps. The balance sheet amount of these swaps was $16.4 million and $7.4 million in Derivative liabilities as of March 31, 2014 and 2013, respectively. There was no ineffectiveness related to these hedges.

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of and for the three months ended March 31, 2014 and 2013:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended March 31, 2014
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$742,710	$26,742	$2,310		$(645)
Offsetting Upstream Interest Rate Contracts (a)	758,882	2,310	27,242		645
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$50,092	$16,409		$389
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$(389	)(d)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended March 31, 2013
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$925,608	$49,941	$330		$(5,313)
Offsetting Upstream Interest Rate Contracts (a)	925,608	330	50,741		5,713
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,604,000	$85,114	$7,427		$(17,574)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,604,000	(c)	$17,574 (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $6.5 million and $21.5 million as of March 31, 2014 and 2013, respectively, which have an initial fixed rate term before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $.9 million and $1.5 million in Derivative liabilities on the Consolidated Condensed Statements of Condition as of March 31, 2014 and 2013, respectively. Interest paid or received for these swaps is recognized as an adjustment of the interest income of the assets whose risk is being hedged. Basis adjustments remaining at the end of the hedge term are being amortized as an adjustment to interest income over the remaining life of the loans. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of and for the three months ended March 31, 2014 and 2013:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended March 31, 2014
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$943	$63
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(63	)(c)

					Gains/(Losses)
					Three Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	March 31, 2013
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$21,500	N/A		$1,456	$587
Hedged Items:
Trust Preferred Loans (a)	N/A	$21,500	(b)	N/A	$(587	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2014, the derivative liabilities associated with the sales of Visa Class B shares were $4.9 million compared to $2.1 million as of March 31, 2013. See the Visa Matters section of Note 11 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2014 and 2013, these loans were valued at $.8 million and $.6 million, respectively. As of March 31, 2014 and 2013, the balance sheet amount and the gains/losses associated with these derivatives were not material.

Legacy Mortgage Servicing Operations

Retained Interests

Prior to first quarter 2014, FHN had significantly larger amounts of retained mortgage servicing rights. FHN revalued MSR to current fair value each month with changes in fair value included in servicing income in Mortgage banking noninterest income on the Consolidated Condensed Statements of Income. FHN hedged the MSR to minimize the effects of loss in value of MSR associated with increased prepayment activity that generally results from declining interest rates. In third quarter 2013, in conjunction with the agreement to sell legacy mortgage servicing, FHN removed all hedges associated with MSR and interest-only securities. FHN entered into interest rate contracts (potentially including swaps, swaptions, and mortgage forward purchase contracts) to hedge against the effects of changes in fair value of its MSR. Substantially all capitalized MSR were hedged for economic purposes.

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

Note 15 – Derivatives (Continued)

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities as of and for the three months ended March 31, 2013:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended March 31, 2013
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$124,000	$162	$—	$(411)
Interest Rate Swaps and Swaptions	735,000	1,956	215	735
Hedged Items:
Mortgage Servicing Rights	N/A	$106,329	N/A	$1,177
Other Retained Interests	N/A	16,454	N/A	481

Master Netting and Similar Agreements

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

Interest rate derivatives are subject to agreements consistent with standard agreement forms of the International Swap and Derivatives Association (“ISDA”). Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a central counter party clearinghouse occurs and collateral is posted. Cash collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s balance sheet.

Interest rate derivatives with customers that are smaller financial institutions typically require posting of collateral by the counterparty to FHN. This collateral is subject to a threshold with daily adjustments based upon changes in the level or fair value of the derivative position. Positions and related collateral can be netted in the event of default. Collateral pledged by a counterparty is typically cash or securities. The securities pledged as collateral are not recognized within FHN’s Consolidated Condensed Statements of Condition. Interest rate derivatives associated with lending arrangements share the collateral with the related loan(s). The derivative and loan positions may be netted in the event of default. For disclosure purposes, the entire collateral amount is allocated to the loan.

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $121.9 million of assets and $90.3 million of liabilities on March 31, 2014, and $210.1 million of assets and $156.4 million of liabilities on March 31, 2013. As of March 31, 2014 and 2013, FHN had received collateral of $200.0 million and $255.3 million and posted collateral of $92.5 million and $153.9 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $121.9 million of assets and $22.6 million of liabilities on March 31, 2014, and $208.6 million of assets and $35.8 million of liabilities on March 31, 2013. As of March 31, 2014 and 2013, FHN had received collateral of $200.0 million and $255.3 million and posted collateral of $27.8 million and $37.8 million, respectively, in the normal course of business related to these contracts.

Capital Markets buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts, and are generally not subject to master netting agreements. Forwards purchased and sold through legacy mortgage banking activities typically consisted of mortgage to be announced (“TBA”) trades for which FHN utilized a clearinghouse for settlement. In the event of default, all open positions can be offset. For futures and options, FHN transacts through a third party, and the transactions are subject to margin and collateral maintenance requirements. In the event of default, open positions can be offset along with the associated collateral.

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

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2014 (b)	$162,420	$—	$162,420	$(33,495)	$(128,810)	$115
2013 (b)	258,534	—	258,534	(22,582)	(234,562)	1,390

(a)	Included in Derivative Assets on the Consolidated Condensed Statements of Condition. As of March 31, 2014 and 2013, $4.0 million and $15.8 million, respectively, of derivative assets (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2014 and 2013 are comprised entirely of interest rate derivative contracts.

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2014 (b)	$130,180	$—	$130,180	$(33,495)	$(91,331)	$5,354
2013 (b)	181,362	—	181,362	(22,582)	(153,870)	4,910

(a)	Included in Derivative Liabilities on the Consolidated Condensed Statements of Condition. As of March 31, 2014 and 2013, $7.7 million and $18.6 million, respectively, of derivative liabilities (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2014 and 2013 are comprised entirely of interest rate derivative contracts.

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions

For repurchase, reverse repurchase and securities borrowing and lending transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements within FHN’s capital markets’ business, transactions are collateralized by securities which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities, securities are typically pledged at the time of the transaction and not released until settlement. For asset positions, the collateral is not included on FHN’s Consolidated Condensed Statements of Condition. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2014	$605,276	$—	$605,276	$(5,827)	$(591,273)	$8,176
2013	732,696	—	732,696	(2,196)	(723,195)	7,305

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2014	$411,795	$—	$411,795	$(5,827)	$(405,908)	$60
2013	488,010	—	488,010	(2,196)	(485,766)	48

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	March 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$145,136	$—	$145,136
Government agency issued MBS	—	412,994	—	412,994
Government agency issued CMO	—	124,304	—	124,304
Other U.S. government agencies	—	86,672	—	86,672
States and municipalities	—	29,787	—	29,787
Corporate and other debt	—	382,341	5	382,346
Equity, mutual funds, and other	—	6,922	—	6,922

Total trading securities—capital markets	—	1,188,156	5	1,188,161

Trading securities—mortgage banking:
Principal only	—	—	4,764	4,764
Interest only	—	—	339	339
Subordinated bonds	—	—	1,485	1,485

Total trading securities—mortgage banking	—	—	6,588	6,588

Loans held-for-sale	—	—	229,219	229,219
Securities available-for-sale:
U.S. treasuries	—	39,990	—	39,990
Government agency issued MBS	—	792,562	—	792,562
Government agency issued CMO	—	2,531,770	—	2,531,770
Other U.S. government agencies	—	—	2,182	2,182
States and municipalities	—	13,655	1,500	15,155
Venture capital	—	—	4,300	4,300
Equity, mutual funds, and other	26,482	—	—	26,482

Total securities available-for-sale	26,482	3,377,977	7,982	3,412,441

Mortgage servicing rights	—	—	4,687	4,687
Other assets:
Deferred compensation assets	23,335	—	—	23,335
Derivatives, forwards and futures	4,015	—	—	4,015
Derivatives, interest rate contracts	—	162,450	—	162,450

Total other assets	27,350	162,450	—	189,800

Total assets	$53,832	$4,728,583	$248,481	$5,030,896

Trading liabilities—capital markets:
U.S. treasuries	$—	$420,574	$—	$420,574
Government agency issued MBS	—	1,083	—	1,083
Government agency issued CMO	—	503	—	503
Other U.S. government agencies	—	9,739	—	9,739
States and municipalities	—	1,436	—	1,436
Corporate and other debt	—	233,287	—	233,287
Equity, mutual funds, and other	—	635	—	635

Total trading liabilities—capital markets	—	667,257	—	667,257

Other liabilities:
Derivatives, forwards and futures	2,738	—	—	2,738
Derivatives, interest rate contracts	—	130,180	—	130,180
Derivatives, other	—	—	4,945	4,945

Total other liabilities	2,738	130,180	4,945	137,863

Total liabilities	$2,738	$797,437	$4,945	$805,120

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$99,618	$—	$99,618
Government agency issued MBS	—	385,351	—	385,351
Government agency issued CMO	—	283,932	—	283,932
Other U.S. government agencies	—	195,051	—	195,051
States and municipalities	—	21,141	—	21,141
Corporate and other debt	—	396,186	5	396,191
Equity, mutual funds, and other	—	8	—	8

Total trading securities—capital markets	—	1,381,287	5	1,381,292

Trading securities—mortgage banking:
Principal only	—	—	5,293	5,293
Interest only	—	—	11,161	11,161

Total trading securities—mortgage banking	—	—	16,454	16,454

Loans held-for-sale	—	—	232,684	232,684
Securities available-for-sale:
U.S. treasuries	—	39,994	—	39,994
Government agency issued MBS	—	1,065,551	—	1,065,551
Government agency issued CMO	—	1,849,353	—	1,849,353
Other U.S. government agencies	—	—	3,276	3,276
States and municipalities	—	13,755	1,500	15,255
Venture capital	—	—	4,300	4,300
Equity, mutual funds, and other	14,996	—	—	14,996

Total securities available-for-sale	14,996	2,968,653	9,076	2,992,725

Mortgage servicing rights	—	—	109,102	109,102
Other assets:
Deferred compensation assets	22,785	—	—	22,785
Derivatives, forwards and futures	15,793	—	—	15,793
Derivatives, interest rate contracts	—	258,539	—	258,539

Total other assets	38,578	258,539	—	297,117

Total assets	$53,574	$4,608,479	$367,321	$5,029,374

Trading liabilities—capital markets:
U.S. treasuries	$—	$434,119	$—	$434,119
Government agency issued MBS	—	26,121	—	26,121
Government agency issued CMO	—	24,986	—	24,986
Other U.S. government agencies	—	50,547	—	50,547
Corporate and other debt	—	245,533	—	245,533

Total trading liabilities—capital markets	—	781,306	—	781,306

Other short-term borrowings	—	—	10,984	10,984
Other liabilities:
Derivatives, forwards and futures	16,580	—	—	16,580
Derivatives, interest rate contracts	—	181,364	—	181,364
Derivatives, other	—	5	2,050	2,055

Total other liabilities	16,580	181,369	2,050	199,999

Total liabilities	$16,580	$962,675	$13,034	$992,289

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2014 and 2013, on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2014
					Securities available-for-sale		Mortgage
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital	servicing rights, net	Net derivative liabilities
Balance on January 1, 2014	$7,200		$230,456		$3,826	$4,300	$72,793	$(2,915)
Total net gains/(losses) included in:
Net income	(85)		1,187		—	—	1,133	(2,341)
Other comprehensive income /(loss)	—		—		(17)	—	—	—
Purchases	1,559		4,106		—	—	—	—
Issuances	—		—		—	—	—	—
Sales	(1,715)		—		—	—	(68,519)	—
Settlements	(366)		(4,193)		(127)	—	(720)	311
Net transfers into/(out of) Level 3	—		(2,337	)(b)	—	—	—	—

Balance on March 31, 2014	$6,593		$229,219		$3,682	$4,300	$4,687	$(4,945)

Net unrealized gains/(losses) included in net income	$(40	)(a)	$1,187	(a)	$—	$—	$73 (a)	$(2,341	)(c)

	Three Months Ended March 31, 2013
					Securities available-for-sale		Mortgage				Other
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital	servicing rights, net		Net derivative liabilities		short-term borrowings
Balance on January 1, 2013	$17,992		$221,094		$5,253	$4,300	$114,311		$(2,175)		$(11,156)
Total net gains/(losses) included in:
Net income	921		175		—	—	833		(186)		172
Other comprehensive income /(loss)	—		—		(37)	—	—		—		—
Purchases	—		18,467		—	—	—		—		—
Issuances	—		—		—	—	—		—		—
Sales	—		—		—	—	—		—		—
Settlements	(2,454)		(4,228)		(440)	—	(6,042)		311		—
Net transfers into/(out of) Level 3	—		(2,824	)(b)	—	—	—		—		—

Balance on March 31, 2013	$16,459		$232,684		$4,776	$4,300	$109,102		$(2,050)		$(10,984)

Net unrealized gains/(losses) included in net income	$431	(a)	$175	(a)	$—	$—	$925	(a)	$(186	)(c)	$172 (a)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at March 31, 2014 and 2013, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended
	Carrying value at March 31, 2014				March 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$3,494	$—	$3,494	$42
Loans held-for-sale—first mortgages	—	—	9,191	9,191	(17)
Loans, net of unearned income (a)	—	—	57,035	57,035	(488)
Real estate acquired by foreclosure (b)	—	—	42,970	42,970	(858)
Other assets (c)	—	—	64,210	64,210	(1,252)

					$(2,573)

					Three Months Ended
	Carrying value at March 31, 2013				March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$8,156	$—	$8,156	$—
Loans held-for-sale—first mortgages	—	—	11,633	11,633	84
Loans, net of unearned income (a)	—	—	121,360	121,360	(206)
Real estate acquired by foreclosure (b)	—	—	32,655	32,655	(1,018)
Other assets (c)	—	—	74,109	74,109	(1,609)

					$(2,749)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments.

In first quarter 2013, FHN exercised clean-up calls on first lien mortgage proprietary securitization trusts. In accordance with accounting requirements, FHN initially recognized the associated loans at fair value. Fair value was primarily determined through reference to observable inputs, including current market prices for similar loans. Since these loans were from the 2003 vintage, adjustments were made for the higher yields associated with the loans in comparison to more currently originated loans being sold. This resulted in recognition of an immaterial premium for these transactions.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of March 31, 2014 and 2013:

(Dollars in Thousands)
Level 3 Class	Fair Value at March 31, 2014	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage	$6,588	Discounted cash flow	Prepayment speeds	40% - 46%
			Discount rate	47% - 49%
Loans held-for-sale—residential real estate	238,410	Discounted cash flow	Prepayment speeds—First mortgage	6% - 10%
			Prepayment speeds—Heloc	3% - 12%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends—First mortgage	50% - 60% of UPB
			Loss Severity trends—Heloc	35% - 100% of UPB
			Draw rate—Heloc	2% - 11%
Venture capital investments	4,300	Industry comparables	Adjustment for minority interest and small business status	40% - 50% discount
		Discounted cash flow	Discount rate	25% - 30%
			Earnings capitalization rate	20% - 25%
Mortgage servicing rights	4,687	Discounted cash flow	Prepayment speeds	15.2 CPR
			Discount rate	9.8%
			Cost to service	$141.40/Loan
			Earnings on escrow	1.385%
Derivative liabilities, other	4,945	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	12 - 48 months
Loans, net of unearned income (a)	57,035	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction Values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	42,970	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	64,210	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments.

Note 17 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage	$16,454	Discounted cash flow	Prepayment speeds	32%
			Discount rate	46%
Loans held-for-sale—residential real estate	244,317	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	4,300	Industry comparables	Adjustment for minority interest and small business status	40% - 50% discount
		Discounted cash flow	Discount rate	25% - 30%
			Earnings capitalization rate	20% - 25%
Mortgage servicing rights	109,102	Discounted cash flow	Prepayment speeds	20.7 CPR
			Discount rate	11.8%
			Cost to service	$118.10/Loan
			Earnings on escrow	1.385%
Other short-term borrowings	10,984	Discounted cash flow	(a)	(a)
Derivative liabilities, other	2,050	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.0 billion
			Probability of resolution scenarios	10% - 60%
			Time until resolution	6 - 18 months
Loans, net of unearned income (b)	125,223	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates	20% - 50% of gross value
			Financial Statements/Auction Values	0% - 25% of reported value
Real estate acquired by foreclosure (c)	32,655	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (d)	74,109	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(b)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(c)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(d)	Represents tax credit investments.

Mortgage servicing rights and other retained interests. Prepayment rates and credit spreads (part of the discount rate) are significant unobservable inputs used in the fair value measurement of FHN’s MSR, principal only strips, excess interest IO, and subordinated bonds. Cost to service and earnings on escrow are additional unobservable inputs included in the valuation of MSR. Increases in prepayment rates, credit spreads and costs to service in isolation would result in significantly lower fair value measurements for the associated assets. Conversely, decreases in prepayment rates, credit spreads and costs to service in isolation would result in significantly higher fair value measurements for the associated assets. An increase/(decrease) in earnings on escrow in isolation would be accompanied by an increase/(decrease) in the value of the related MSR. Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayment rates as customers are expected to refinance existing mortgages under more favorable interest rate terms. Generally, changes in discount rates directionally mirror the changes in

Note 17 – Fair Value of Assets & Liabilities (Continued)

market interest rates. In third quarter 2013, FHN agreed to sell substantially all its remaining legacy mortgage servicing. Sales commenced in fourth quarter 2013 and were substantially completed in first quarter 2014. FHN used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR and excess interest, as a third-party pricing source in the valuation of the remaining servicing assets as of March 31, 2014.

Prior to the contracted servicing sale, the MSR Hedging Working Group reviewed the overall assessment of the estimated fair value of MSR and excess interests weekly and was responsible for approving the critical assumptions used by management to determine the estimated fair value of FHN’s retained interests. In addition, this working group reviewed the source of significant changes to the carrying values each quarter and was responsible for hedges and approving hedging strategies during periods when the MSR was hedged. Hedges were terminated upon execution of the definitive agreement to sell servicing. Subsequent to the contracted servicing sale, FHN’s Corporate Accounting monitors sale activity and changes in the fair value of MSR and excess interest monthly.

Prior to the contracted servicing sale, FHN also engaged in a process referred to as “price discovery” on a quarterly basis to assess the reasonableness of the estimated fair value of retained interests. Price discovery was conducted through a process of obtaining the following information: (1) quarterly informal (and an annual formal) valuation of the servicing portfolio by prominent independent mortgage-servicing brokers and (2) a collection of surveys and benchmarking data made available by independent third parties that include peer participants in the mortgage banking business. Although there was no single source of market information that could be relied upon to assess the fair value of MSR or excess interests, FHN reviewed all information obtained during price discovery to determine whether the estimated fair value of MSR was reasonable when compared to market information.

Loans held-for-sale. Prepayment rates, credit spreads, and delinquency adjustment factors are significant unobservable inputs used in the fair value measurement of FHN’s residential real estate loans held-for-sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. Draw rates are an additional significant unobservable input for HELOCs. Increases (decreases) in the draw rate estimates for HELOCs would increase (decrease) their fair value. All observable and unobservable inputs are re-assessed monthly. Fair value measurements are reviewed at least monthly by FHN’s Corporate Accounting Department.

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

Other assets – tax credit investments. The estimated fair value of tax credit investments is generally determined in relation to the yield (i.e., future tax credits to be received) an acquirer of these investments would expect in relation to the yields experienced on current new issue and/or secondary market transactions. Thus, as tax credits are recognized, the future yield to a market participant is reduced, resulting in consistent impairment of the individual investments. Individual investments are reviewed for impairment quarterly, which may include the consideration of additional marketability discounts related to specific investments. Unusual valuation adjustments, and the associated triggering events, are discussed with senior and executive management, when appropriate. A portfolio review is conducted annually, with the assistance of a third party, to assess the reasonableness of current valuations.

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Prior to 2010, FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. In fourth quarter 2013, these recourse provisions expired and the transaction was recognized as a sale. The associated proceeds were recognized within other short-term borrowings in the Consolidated Statements of Condition. Since the servicing assets were recognized at fair value and changes in the fair value of the related financing liabilities mirrored the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets had already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction did not reflect any instrument-specific credit risk.

The following tables reflect the differences between the fair value carrying amount of residential real estate loans held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	March 31, 2014
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$229,219	$374,401	$(145,182)
Nonaccrual loans	61,842	133,600	(71,758)
Loans 90 days or more past due and still accruing	7,260	15,010	(7,750)

	March 31, 2013
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$232,684	$367,952	$(135,268)
Nonaccrual loans	59,494	128,601	(69,107)
Loans 90 days or more past due and still accruing	8,179	18,370	(10,191)

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$1,187	$175
Other short-term borrowings	—	172

For the three months ended March 31, 2014 and 2013, the amounts for residential real estate loans held-for-sale include gains of $1.8 million and $1.9 million, respectively, included in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Trading securities also include retained interests in prior securitizations that qualify as financial assets, which primarily include interest-only strips, principal-only strips, subordinated bonds and excess interest. In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing, including excess interest. Since that time FHN has used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the excess interest, as a third-party pricing source in the valuation of the excess interest. FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of principal-only strips. Subordinated bonds are bonds with junior priority and are valued using an internal model which includes, contractual terms, frequency and severity of loss (credit spreads), prepayment speeds of the underlying collateral, and the yield that a market participant would require.

The fair value of excess interest was determined using prices from closely comparable assets such as MSR that are tested against prices determined using a valuation model that calculates the present value of estimated future cash flows. Inputs utilized in valuing excess interest are consistent with those used to value the related MSR. The fair value of excess interest typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Investments in the stock of the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Condensed Statements of Condition which is considered to approximate fair value. Short-term investments in mutual funds are measured at the funds’ reported closing net asset values. Investments in equity securities are valued using quoted market prices. Venture capital investments are typically measured using significant internally generated inputs including adjustments to industry comparables and discounted cash flows analysis.

Securities held-to-maturity. Securities held-to-maturity reflects debt securities for which management has the positive intent and ability to hold to maturity. To the extent possible, valuations of held-to-maturity securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves and credit spreads. Debt securities with limited trading activity are valued using a discounted cash flow model that incorporates a combination of observable and unobservable inputs. Primary observable inputs include contractual cash flows, the treasury curve and credit spreads from similar instruments. Significant unobservable inputs include estimated credit spreads for individual issuers and instruments as well as prepayment speeds, as applicable.

Loans held-for-sale. FHN determines the fair value of residential real estate loans held-for-sale using a discounted cash flow model which incorporates both observable and unobservable inputs. Typical inputs include contractual cash flow requirements, current mortgage rates for similar products, estimated prepayment rates, credit spreads and delinquency penalty adjustments. Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure. The valuation of HELOCs also incorporates estimates of loan draw rates as well as estimated cancellation rates for loans expected to become delinquent.

Loans held-for-sale also includes loans made by the Small Business Administration (“SBA”), which are accounted for at LOCOM. The fair value of SBA loans is determined using an expected cash flow model that utilizes observable inputs such as the spread between LIBOR and prime rates, consensus prepayment speeds, and the treasury curve. The fair value of other non-residential real estate loans held-for-sale is approximated by their carrying values based on current transaction values.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

value is estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current amounts of disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans.

Mortgage servicing rights. FHN recognizes all classes of MSR at fair value. In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing. Since that time FHN has used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR, as a third-party pricing source in the valuation of the MSR held at March 31, 2014.

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, FHN primarily relied on a discounted cash flow model to estimate the fair value of its MSR. This model calculates estimated fair value of the MSR using predominant risk characteristics of MSR such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN uses assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compares its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience.

Derivative assets and liabilities. The fair value for forwards and futures contracts is based on current transactions involving identical securities. Futures contracts are exchange-traded and thus have no credit risk factor assigned as the risk of non-performance is limited to the clearinghouse used.

Valuations of other derivatives (primarily interest rate related swaps, swaptions, caps, and collars) are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, Overnight Indexed Swap (“OIS”) curve, option volatility, and option skew. In measuring the fair value of these derivative assets and liabilities, FHN has elected to consider credit risk based on the net exposure to individual counterparties. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as customer loan grades and debt ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value.

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

Defined maturity deposits. The fair value of these deposits is estimated by discounting future cash flows to their present value. Future cash flows are discounted by using the current market rates of similar instruments applicable to the remaining maturity. For disclosure purposes, defined maturity deposits include all certificates of deposit and other time deposits.

Undefined maturity deposits. In accordance with ASC 825, the fair value of these deposits is approximated by the book value. For the purpose of this disclosure, undefined maturity deposits include demand deposits, checking interest accounts, savings accounts, and money market accounts.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Short-term financial liabilities. The fair value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization. Prior to fourth quarter 2013, Other short-term borrowings included a liability associated with transfers of MSR that did not qualify for sale accounting. This liability was accounted for at elected fair value, which was measured consistent with the related MSR, as previously described.

Term borrowings. The fair value of term borrowings is based on quoted market prices or dealer quotes for the identical liability when traded as an asset. When pricing information for the identical liability is not available, relevant prices for similar debt instruments are used with adjustments being made to the prices obtained for differences in characteristics of the debt instruments. If no relevant pricing information is available, the fair value is approximated by the present value of the contractual cash flows discounted by the investor’s yield which considers FHN’s and FTBNA’s debt ratings.

Other noninterest-bearing liabilities. For disclosure purposes, other noninterest-bearing liabilities include accrued interest payable and capital markets payables. Due to the short-term nature of these liabilities, the book value is considered to approximate fair value.

Loan commitments. Fair values of these commitments are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Other commitments. Fair values of these commitments are based on fees charged to enter into similar agreements.

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of March 31, 2014 and 2013, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of March 31, 2014 and 2013.

	March 31, 2014
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$7,680,262	$—	$—	$7,595,334	$7,595,334
Commercial real estate	1,136,895	—	—	1,093,796	1,093,796
Retail:
Consumer real estate	5,134,606	—	—	4,824,384	4,824,384
Permanent mortgage	599,721	—	—	540,843	540,843
Credit card & other	320,731	—	—	322,690	322,690

Total loans, net of unearned income and allowance for loan losses	14,872,215	—	—	14,377,047	14,377,047
Short-term financial assets
Total interest-bearing cash	685,540	685,540	—	—	685,540
Federal funds sold	16,555	—	16,555	—	16,555
Securities purchased under agreements to resell	605,276	—	605,276	—	605,276

Total short-term financial assets	1,307,371	685,540	621,831	—	1,307,371
Trading securities (a)	1,194,749	—	1,188,156	6,593	1,194,749
Loans held-for-sale (a)	361,359	—	3,494	357,865	361,359
Securities available-for-sale (a) (b)	3,571,179	26,482	3,377,977	166,720	3,571,179
Securities held-to-maturity	4,274	—	—	5,454	5,454
Derivative assets (a)	166,465	4,015	162,450	—	166,465
Other assets
Tax credit investments	64,210	—	—	64,210	64,210
Deferred compensation assets	23,335	23,335	—	—	23,335

Total other assets	87,545	23,335	—	64,210	87,545
Nonearning assets
Cash & due from banks	450,270	450,270	—	—	450,270
Capital markets receivables	51,082	—	51,082	—	51,082
Accrued interest receivable	73,010	—	73,010	—	73,010

Total nonearning assets	574,362	450,270	124,092	—	574,362

Total assets	$22,139,519	$1,189,642	$5,478,000	$14,977,889	$21,645,531

Liabilities:
Deposits:
Defined maturity	1,436,657	—	1,448,362	—	1,448,362
Undefined maturity	$15,236,086	$—	$15,236,086	$—	$15,236,086

Total deposits	16,672,743	—	16,684,448	—	16,684,448
Trading liabilities (a)	667,257	—	667,257	—	667,257
Short-term financial liabilities
Federal funds purchased	1,135,665	—	1,135,665	—	1,135,665
Securities sold under agreements to repurchase	411,795	—	411,795	—	411,795
Total other borrowings	204,023	—	204,023	—	204,023

Total short-term financial liabilities	1,751,483	—	1,751,483	—	1,751,483
Term borrowings
Real estate investment trust-preferred	45,845	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	17,810	17,810
Borrowings secured by residential real estate	77,119	—	—	66,554	66,554
Other long term borrowings	1,366,084	—	1,362,408	—	1,362,408

Total term borrowings	1,507,048	—	1,362,408	133,714	1,496,122
Derivative liabilities (a)	137,863	2,738	130,180	4,945	137,863
Other noninterest-bearing liabilities
Capital markets payables	39,510	—	39,510	—	39,510
Accrued interest payable	33,244	—	33,244	—	33,244

Total other noninterest-bearing liabilities	72,754	—	72,754	—	72,754

Total liabilities	$20,809,148	$2,738	$20,668,530	$138,659	$20,809,927

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	March 31, 2013
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$8,005,081	$—	$—	$7,854,761	$7,854,761
Commercial real estate	1,100,740	—	—	1,064,915	1,064,915
Retail:
Consumer real estate	5,458,763	—	—	4,916,105	4,916,105
Permanent mortgage	767,835	—	—	644,070	644,070
Credit card & other	292,033	—	—	293,746	293,746

Total loans, net of unearned income and allowance for loan losses	15,624,452	—	—	14,773,597	14,773,597
Short-term financial assets
Total interest-bearing cash	431,182	431,182	—	—	431,182
Federal funds sold	33,738	—	33,738	—	33,738
Securities purchased under agreements to resell	732,696	—	732,696	—	732,696

Total short-term financial assets	1,197,616	431,182	766,434	—	1,197,616
Trading securities (a)	1,397,746	—	1,381,287	16,459	1,397,746
Loans held-for-sale (a)	390,874	—	8,156	382,718	390,874
Securities available-for-sale (a) (b)	3,190,219	14,996	2,968,653	206,570	3,190,219
Derivative assets (a)	274,332	15,793	258,539	—	274,332
Other assets
Tax credit investments	74,109	—	—	74,109	74,109
Deferred compensation assets	22,785	22,785	—	—	22,785

Total other assets	96,894	22,785	—	74,109	96,894
Nonearning assets
Cash & due from banks	275,262	275,262	—	—	275,262
Capital markets receivables	169,927	—	169,927	—	169,927
Accrued interest receivable	82,711	—	82,711	—	82,711

Total nonearning assets	527,900	275,262	252,638	—	527,900

Total assets	$22,700,033	$760,018	$5,635,707	$15,453,453	$21,849,178

Liabilities:
Deposits:
Defined maturity	$1,511,333	$—	$1,543,436	$—	$1,543,436
Undefined maturity	14,693,134	—	14,693,134	—	14,693,134

Total deposits	16,204,467	—	16,236,570	—	16,236,570
Trading liabilities (a)	781,306	—	781,306	—	781,306
Short-term financial liabilities
Federal funds purchased	1,361,670	—	1,361,670	—	1,361,670
Securities sold under agreements to repurchase	488,010	—	488,010	—	488,010
Total other borrowings	186,898	—	175,914	10,984	186,898

Total short-term financial liabilities	2,036,578	—	2,025,594	10,984	2,036,578
Term borrowings
Real estate investment trust-preferred	45,777	—	—	47,000	47,000
Term borrowings—new market tax credit investment	18,000	—	—	18,747	18,747
Borrowings secured by residential real estate	375,261	—	—	221,809	221,809
Other long term borrowings	1,758,826	—	1,731,763	—	1,731,763

Total term borrowings	2,197,864	—	1,731,763	287,556	2,019,319
Derivative liabilities (a)	199,999	16,580	181,369	2,050	199,999
Other noninterest-bearing liabilities
Capital markets payables	97,954	—	97,954	—	97,954
Accrued interest payable	43,437	—	43,437	—	43,437

Total other noninterest-bearing liabilities	141,391	—	141,391	—	141,391

Total liabilities	$21,561,605	$16,580	$21,097,993	$300,590	$21,415,163

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $125.5 million and FRB stock of $66.0 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
(Dollars in thousands)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Unfunded Commitments:
Loan commitments	$8,237,754	$8,486,803	$1,805	$1,634
Standby and other commitments	316,399	318,884	5,642	5,355

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

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. Net charges recognized by FHN during the three months ended March 31, 2014 related to restructuring, repositioning, and efficiency activities were $5.7 million. Of this amount, $5.5 million represent exit costs that were accounted for in accordance with the Exit of Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). Significant expenses recognized during the three months ended March 31, 2014 resulted from the following actions:

•	Lease abandonment expenses of $4.6 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Occupancy within noninterest expense.

During the three months ended March 31, 2013, FHN recognized a net cost of $.5 million related to restructuring, repositioning, and efficiency activities. Included in this amount is $1.3 million representing exit costs that were accounted for in accordance with ASC 420. There were no individually significant expenses recognized during first quarter 2013.

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

Activity in the restructuring and repositioning liability for the three months ended March 31, 2014 and 2013, is presented in the following table, along with other restructuring and repositioning expenses recognized.

	Three Months Ended March 31
	2014		2013
(Dollars in thousands)	Expense	Liability	Expense	Liability
Beginning balance		$3,126		$19,775
Severance and other employee related costs	$914	914	$819	819
Facility consolidation costs	4,597	4,597	438	438

Total accrued	5,511	8,637	1,257	21,032
Payments related to:
Severance and other employee related costs		571		6,038
Facility consolidation costs		229		417
Accrual reversals		30		96

Restructuring and repositioning reserve balance		$7,807		$14,481

Other restructuring and repositioning expense:
(Gains)/losses on divestitures	—		(639)
Impairment of premises and equipment	222		—
Other	—		(96)

Total other restructuring and repositioning expense	222		(735)

Total restructuring and repositioning charges	$5,733		$522

Note 18 – Restructuring, Repositioning, and Efficiency (Continued)

FHN began initiatives related to restructuring in second quarter 2007. Consequently, the following table presents cumulative amounts incurred to date through March 31, 2014, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Total Expense
Severance and other employee related costs	$105,298
Facility consolidation costs	45,424
Other exit costs, professional fees, and other	19,165
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	26,002
(Gains)/losses on divestitures	(718)
Impairment of premises and equipment	23,004
Impairment of intangible assets	48,231
Impairment of other assets	40,504
Other	7,478

Total restructuring and repositioning charges incurred to date as of March 31, 2014	$322,060

Note 19 – Other Events

Since 2011 FHN, certain affiliated companies, and individual defendants (collectively, “First Horizon”) have defended themselves in a lawsuit with the FHFA, as conservator for Fannie Mae and Freddie Mac. The lawsuit concerned the purchase by Fannie Mae and Freddie Mac of certain securities backed by mortgage loans originated by First Horizon prior to its sale of its national mortgage businesses in 2008. On April 29, 2014, in order to avoid the substantial costs and risks of litigation of this matter, First Horizon entered into a settlement agreement with FHFA, Fannie Mae, and Freddie Mac. As a result, First Horizon will pay $110 million to the plaintiffs and the 2011 lawsuit will be dismissed.

First Horizon did not materially adjust its earnings for the first quarter of 2014, which First Horizon previously announced on April 17, 2014. First Horizon had established a reserve for this matter as of March 31, 2014, and insurance was available for a portion of the settlement.

First Horizon’s earnings for the second quarter of 2014 are not expected to be materially impacted in connection with the settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of March 31, 2014, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

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

FHN is composed of the following operating segments:

•

Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers largely in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, along with credit card and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally.

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

•

Non-strategic includes exited businesses and wind-down national consumer lending activities, other discontinued products, loan portfolios and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

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

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2013 financial statements, notes, and MD&A is provided in FHN’s 2013 Annual Report.

Non-GAAP Measures

Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratios presented in this filing are the net interest margin using net interest income adjusted for fully taxable equivalent (“FTE”) and the tier 1 common capital ratio. These measures are reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio has become an important measure of the capital strength of banks as demonstrated by their use by banking regulators in reviewing capital adequacy of financial institutions. Non-GAAP measures are not formally defined by GAAP or codified in currently effective federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 Capital is a regulatory term and is generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is a regulatory term which includes total assets adjusted for credit risk and is used to determine regulatory capital ratios. Refer to Table 23 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting FHN directly or affecting its customers or business counterparties; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March 31, 2014, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY—First Quarter 2014 compared to First Quarter 2013

During first quarter 2014, FHN reported net income available to common shareholders of $44.9 million or $.19 per diluted share compared to net income of $41.0 million or $.17 per diluted share in first quarter 2013. The impact on net income available to common shareholders from preferred stock dividends was $1.6 million and $1.2 million, respectively, for the three months ended March 31, 2014 and 2013. The improvement in results compared to the prior year was driven by a decrease in expenses and the loan loss provision, which more than offset a decline in revenues.

In first quarter 2014, FHN recognized approximately $20 million of previously unrecognized servicing fees in conjunction with mortgage servicing sales, as well as recorded a $5.6 million gain related to the sale of a cost method investment. These increases were partially offset by a net $6.4 million loss on the collapse/deconsolidation of three previously consolidated on-balance sheet consumer loan securitizations and $5.7 million of restructuring-related charges.

Total revenue was $298.1 million in first quarter 2014 compared to $317.8 million in first quarter 2013. The decline in revenue was primarily driven by a reduction in capital markets income due to less favorable market conditions in first quarter 2014 relative to first quarter 2013, a decrease in net interest income (“NII”), and $4.4 million loss on the extinguishment of debt. These declines were partially mitigated by additional servicing fees received in conjunction with the servicing sales and securities gains in first quarter 2014.

Expenses in first quarter 2014 decreased 8 percent to $220.2 million from the prior year primarily due to lower personnel expenses, a net decline in losses from litigation and regulatory matters, and a decrease in contract employment expenses resulting from the sales of servicing. Personnel expense declined 14 percent during the first quarter of 2014 relative to the prior year largely driven by lower capital markets variable compensation as well as a 3 percent reduction in average headcount. These decreases were partially offset by increases in occupancy expense related to restructuring, repositioning, and efficiency initiatives, legal and professional fees driven by costs related to litigation matters in 2014, and advertising expense.

On a consolidated basis, credit quality continued to improve from a year ago resulting in a $5.0 million decline in the loan loss provision to $10.0 million in first quarter 2014. The decline in provision expense associated with the consumer portfolios more than offset a reduction in provision credits associated with the commercial portfolios. Improvement from first quarter 2013 resulted in a 7 percent decline in the allowance for loan losses (“ALLL”), a 6 percent decline in non-performing loans, and a 38 percent decline in net charge-offs from a year ago.

Return on average common equity and return on average assets for first quarter 2014 were 8.48 percent and .83 percent, respectively, compared to 7.48 percent and .73 percent, respectively, in first quarter 2013. The Tier 1 capital ratio was 14.26 percent as of March 31, 2014, compared to 13.56 percent on March 31, 2013. Total period-end assets decreased to $23.9 billion on March 31, 2014, from $24.8 billion on March 31, 2013. Average loans declined 6 percent to $15.1 billion in first quarter 2014 relative to the same period in 2013. Average core deposits increased 1 percent to $16.0 billion in first quarter 2014 from $15.7 billion in first quarter 2013. Shareholders’ equity declined to $2.5 billion on March 31, 2014 from $2.6 billion on March 31, 2013.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $36.1 million during first quarter 2014 compared to $49.5 million in first quarter 2013. The decline in pre-tax income was primarily driven by an increase in loan loss provision expense coupled with lower NII and an increase in expenses.

Total revenue declined 2 percent from $206.3 million in first quarter 2013 to $202.0 million in first quarter 2014 driven by a decline in NII, which more than offset a slight increase in fee income. In first quarter 2014 NII was $142.0 million compared to $147.1 million in first quarter 2013. The decline in NII was driven by a decline in the balance of loans to mortgage companies. Fee income was $60.0 million in first quarter 2014 compared to $59.1 million in first quarter 2013. The slight increase in noninterest income was primarily driven by an increase in annuity and advisory fee income which contributed to a 31 percent increase in wealth management income in first quarter 2014, and a 7 percent increase in brokerage management fees and commissions largely due to FHN’s strategic focus on growing these businesses with new products and offerings, an expanded sales force, and refined advisory team strategy. These increases were partially offset by lower non-sufficient funds (“NSF”)/overdraft fees, which have been influenced by a refinement of sort order processes and overall changes in consumer behavior.

The loan loss provision in the regional bank was $13.0 million in first quarter 2014 compared to a provision credit of $2.5 million in first quarter 2013. The first quarter 2014 provision was affected by a number of factors including a slower pace of improvement that reduced the amount of provision credit from a year ago within the commercial portfolios, provision associated with purchased credit impaired commercial real estate loans, further refinement to the reserving process for the consumer credit card portfolio, and consideration of macro-economic factors.

Noninterest expense was $133.1 million in first quarter 2014 compared to $131.1 million in first quarter 2013. The increase in expense was largely attributable to an increase in advertising expense associated with FHN’s 150 year anniversary celebration and an increase in professional fees related to consulting projects in first quarter 2014, partially offset by a reduction in allocated personnel expenses.

Capital Markets

Pre-tax income in the capital markets segment was $7.6 million during first quarter 2014 compared to $19.0 million in first quarter 2013. The decrease in pre-tax income in 2014 was driven by a $18.3 million decline in fixed income revenue to $49.6 million, as average daily revenue (“ADR”) decreased from $1.1 million in 2013 to $.8 million in 2014. The decline in fixed income revenue reflects less favorable market conditions in first quarter 2014 relative to the prior year. Other product revenue decreased to $7.1 million from $8.7 million in 2013. Noninterest expense was $52.6 million and $61.5 million in first quarter 2014 and 2013, respectively. The decline in noninterest expense is due to lower variable compensation expenses as a result of lower fixed income revenues in 2014.

Corporate

The pre-tax loss for the corporate segment was $15.5 million in first quarter 2014 compared to $19.8 million in first quarter 2013, driven by an increase in revenue which more than offset higher expenses. Net interest income improved by $.9 million in 2014 primarily driven by an increase in the securities portfolio. Noninterest income (including securities gains/losses) increased $5.4 million to $13.2 million in first quarter 2014, driven by a $5.6 million gain associated with the sale of a cost method investment. An increase in BOLI income as a result of higher policy benefits received in 2014 relative to the prior year also positively impacted noninterest income in first quarter 2014, but was mitigated by a decline in deferred compensation income, which is primarily driven by changes in the market value of the underlying investments. Changes in deferred compensation income are mirrored by changes in deferred compensation expense which is included in personnel expense.

Noninterest expense increased $2.0 million to $19.6 million in first quarter 2014. The increase in expense was primarily due to an efficiency-related lease abandonment expense of $4.6 million, an increase in the negative valuation adjustment associated with the derivatives related to prior sales of Visa Class B Shares, and elevated advertising costs related to FHN’s 150th anniversary celebration campaign. These increases were partially offset by a decline in personnel expenses. The decline in personnel-related expenses primarily is associated with the first quarter 2014 receipt of BOLI deferred compensation benefits, a decrease in deferred compensation expense, which is directionally consistent with the decrease in deferred compensation income described above, and to a lesser extent a reduction in salary expense associated with favorable adjustments to equity performance awards.

Non-Strategic

The non-strategic segment had pre-tax income of $19.7 million in first quarter 2014, compared to a pre-tax loss of $14.6 million in first quarter 2013. The improvement in results from the prior year was the result of lower expenses and a reduction in the loan loss provision, which more than offset a decline in revenues.

Total revenue was $31.7 million and $33.2 million in first quarter 2014 and 2013, respectively, with NII declining 21 percent to $16.0 million in 2014 from $20.4 million in the prior year. The decline in NII is primarily due to an 18 percent reduction in average loans from first quarter 2013 as the legacy portfolios continue to run-off. Noninterest income (including securities gains/losses) was $15.8 million in first quarter 2014 compared to $12.8 million in first quarter 2013 due to an increase in mortgage banking income partially offset by a $4.4 million loss on the extinguishment of debt associated with the collapse of two HELOC securitization trusts and a $2.0 million loss on the deconsolidation of a securitization trust. The increase in mortgage banking income reflects the receipt of previously unrecognized servicing fees in conjunction with transfers of servicing in first quarter 2014. Mortgage banking income in first quarter 2013 was primarily comprised of $12.1 million of servicing fees, and $2.0 million of net hedging results, partially offset by a $5.4 million decline in the value of MSR due to run-off. Additionally, the mortgage warehouse valuation included $.3 million in fair value adjustments in first quarter 2013. Noninterest income in first quarter 2013 included $2.4 million of gains from the reversals of previously established lower of cost or market (“LOCOM”) adjustments associated with trust preferred (“TRUP”) sales and loan payoffs.

The provision for loan losses within the non-strategic segment was a provision credit of $3.0 million in first quarter 2014 compared to provision expense of $17.5 million in the prior year. In first quarter 2014, FHN disposed of 3 TRUP loans which favorably affected provision within the C&I portfolio by $5.3 million. The consumer real estate and permanent mortgage portfolios contributed to a combined $16.0 million decline in provision expense reflecting steady improvement within those portfolios from a year ago. Both portfolios however had an increased percentage of non-performing loans between the periods which was attributable to placing current second liens on nonaccrual if behind a first lien with performance issues after obtaining third party data in second quarter 2013 along with diminishing loan balances.

Noninterest expense declined 51 percent to $15.0 million in first quarter 2014 from $30.3 million in first quarter 2013. The decrease in expense was driven by a decreases in contract employment expenses and loss accruals related to litigation matters in 2013. Contract employment expenses declined $6.0 million from $7.5 million in first quarter 2013 to $1.5 million in first quarter 2014 due to lower mortgage sub-servicing costs associated with the sales of servicing. Generally, most expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW—First Quarter 2014 compared to First Quarter 2013

Total consolidated revenue was $298.1 million in first quarter 2014, down 6 percent from first quarter 2013, largely driven by lower fixed income sales revenue within capital markets and a decline in net interest income.

NET INTEREST INCOME

Net interest income was $152.4 million in first quarter 2014, a 6 percent decline from $161.4 million in first quarter 2013. The decrease in NII was primarily attributable to run-off of the non-strategic loan portfolio and a decline in loans to mortgage companies, somewhat mitigated by improved deposit pricing and an increase in the investment securities portfolios. Average earning assets were $21.6 billion and $22.3 billion in first quarters 2014 and 2013, respectively. The decline was due to run-off in the non-strategic loan portfolios and a decline in loans to mortgage companies, but somewhat mitigated by loan growth within commercial and business banking lending and consumer real estate installment loans from new originations within the regional bank. The average investment securities portfolio also increased 13 percent from first quarter 2013 offsetting a portion of the decline from lower loan balances.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin decreased to 2.88 percent in first quarter 2014 from 2.95 percent in first quarter 2013. The net interest spread was 2.74 percent in first quarter 2014, down 7 basis points from 2.81 percent in first quarter 2013 and the impact of free funding was 14 basis points in both 2014 and 2013. The decline in net interest margin in first quarter 2014 was primarily driven by run-off of the non-strategic loan portfolios, a decline in loans to mortgage companies, and lower yielding commercial loans, partially offset by improved pricing on deposits.

Table 1—Net Interest Margin

	Three Months Ended March 31
	2014	2013
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.60%	3.70%
Retail loans	4.01	4.16

Total loans, net of unearned income	3.77	3.89

Loans held-for-sale	3.50	3.57
Investment securities:
U.S. treasuries	0.05	0.07
U.S. government agencies	2.59	2.63
States and municipalities (a)	2.41	0.59
Other	4.31	4.30

Total investment securities	2.66	2.70

Capital markets securities inventory	2.93	2.41
Mortgage banking trading securities	9.16	11.19
Other earning assets:
Federal funds sold	0.99	1.02
Securities purchased under agreements to resell (b)	(0.13)	0.02
Interest bearing cash	0.23	0.23

Total other earning assets	0.10	0.13

Interest income / total earning assets	3.27%	3.40%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.19%	0.27%
Other interest-bearing deposits	0.09	0.13
Time deposits	1.34	1.70

Total interest-bearing core deposits	0.25	0.35
Certificates of deposit $100,000 and more (c)	0.76	1.23
Federal funds purchased	0.25	0.26
Securities sold under agreements to repurchase	0.11	0.19
Capital markets trading liabilities	2.39	1.66
Other short-term borrowings	0.57	0.21
Term borrowings	2.01	1.66

Interest expense / total interest-bearing liabilities	0.53	0.59

Net interest spread	2.74%	2.81%
Effect of interest-free sources used to fund earning assets	0.14	0.14

Net interest margin (d)	2.88%	2.95%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	First quarter 2014 increase driven by the yield on a held-to-maturity (“HTM”) municipal bond.
(b)	First quarter 2014 driven by negative market rates on reverse repurchase agreements.
(c)	First quarter 2014 rate includes the effect of amortizing the valuation adjustment for acquired time deposits related to the MNB acquisition.
(d)	Calculated using total net interest income adjusted for FTE. Refer to the Non-GAAP to GAAP reconciliation—Table 23.

FHN’s net interest margin is expected to remain under pressure during 2014, as FHN expects interest rates to remain at historically low levels which will result in continued pressure on yields in the loan portfolios.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $10.0 million in first quarter 2014 compared to $15.0 million in first quarter 2013. On a consolidated basis, credit quality continued to improve from a year ago, as a decline in provision expense associated with the consumer portfolios more than offset a reduction in provision credits associated with the commercial portfolios. For additional information about general asset quality trends refer to Asset Quality—Trend Analysis of First Quarter 2014 Compared to First Quarter 2013 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains) was $145.7 million in first quarter 2014 compared to $156.4 million in first quarter 2013 and represented 49 percent of total revenue in both first quarter 2014 and 2013. The decrease in noninterest income in first quarter 2014 relative to first quarter 2013 was primarily due to declines in capital markets fixed income revenue and a loss on the extinguishment of debt, partially offset by increases in mortgage banking income, securities gains, and income from brokerage, management fees, and commissions.

Capital Markets Noninterest Income

Capital markets noninterest income was $56.8 million in first quarter 2014 compared to $79.2 million in first quarter 2013, reflecting less favorable market conditions in first quarter 2014 relative to the prior year. Revenue from other products declined in first quarter 2014 to $7.2 million from $11.2 million in first quarter 2013 largely due to a $2.4 million gain from the reversal of a previously established LOCOM valuation adjustment associated with a TRUP loan payoff within the Non-strategic segment in first quarter 2013.

Table 2—Capital Markets Noninterest Income

	Three Months Ended March 31		Percent
(Dollars in thousands)	2014	2013	Change
Noninterest income:
Fixed income	$49,614	$67,953	(27)%
Other product revenue	7,226	11,210	(36)%

Total capital markets noninterest income	$56,840	$79,163	(28)%

Deposit Transactions and Cash Management

Deposit transactions and cash management income declined 4 percent to $26.5 million in first quarter 2014 relative to first quarter 2013 driven by several factors including a decrease in non-sufficient funds (“NSF”) fee income which was influenced by a refinement in sort order processes and by overall changes in consumer behavior, and a decrease in cash management fees driven by higher earnings credits associated with an increase in customer account balances.

Mortgage Banking Noninterest Income

Mortgage banking income increased $9.6 million to $19.0 million in first quarter 2014 from $9.4 million in first quarter 2013. Mortgage banking income has been primarily comprised of servicing income related to legacy mortgage banking operations and fair value adjustments to the mortgage warehouse. In third quarter 2013, FHN signed a definitive agreement to sell substantially all remaining legacy mortgage servicing, with the sales occurring in fourth quarter 2013 and first quarter 2014.

The increase in mortgage banking income during first quarter 2014 relative to first quarter 2013, was primarily due to higher servicing income resulting from the receipt of previously unrecognized servicing fees in conjunction with the servicing sale, partially offset by a $2.0 million loss associated with the deconsolidation of a securitization trust. Servicing income, which includes fees for servicing mortgage loans, changes in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, is the largest component of mortgage banking income. In first quarter 2013, total servicing income was $8.8 million, comprised of $12.1 million of servicing fees and $2.0 million of net hedging results, partially offset by $5.4 million of negative impact to the value of MSR that is attributable to runoff.

Table 3—Mortgage Banking Noninterest Income

	Three Months Ended March 31		Percent
	2014	2013	Change
Noninterest income (thousands):
Origination income	$—	$362	NM
Mortgage warehouse valuation	1,045	259	NM
Servicing income/(expense):
Servicing fees (a)	20,107	12,145	66%
Change in MSR value—runoff	(610)	(5,375)	(89)%
Net hedging results	425	1,982	(79)%

Total servicing income	19,922	8,752	NM
Other (b)	(1,938)	—	NM

Total mortgage banking noninterest income	19,029	$9,373	NM

Mortgage banking statistics (millions):
Servicing portfolio—owned (first lien mortgage loans) (c)	$295	$15,431	(98)%

(a)	First quarter 2014 represents previously unrecognized servicing fees received in conjunction with the servicing sale.
(b)	First quarter 2014 includes a $2.0 million loss on the deconsolidation of a securitization trust.
(c)	Excludes foreclosed assets.

Securities Gains/Losses

In first quarter 2014, FHN recognized net securities gains of $5.7 million which was primarily the result of a $5.6 million gain on the sale of a cost method investment.

Other Noninterest Income

Brokerage, management fees and commissions was $12.3 million in first quarter 2014, up 31 percent from $9.3 million in first quarter 2013. Trust services and investment management income also increased in first quarter 2014 to $6.7 million, representing a 7 percent improvement from the prior year. The increase in brokerage, management fees and commissions was due in large part to FHN’s strategic focus on growing these businesses with new products and offerings, an expanded sales force, and refined advisory team strategy while the increase in fees from trust services and investment management business were driven by FHN’s strategic focus on growing these business products through new customers. BOLI income was $6.0 million in first quarter 2014 compared to $5.5 million in first quarter 2013, as a result of higher policy benefits received in 2014 relative to the prior year. All other income and commissions decreased to $4.9 million in first quarter 2014 from $10.5 million in first quarter 2013, primarily driven by a $4.4 million loss on the extinguishment of debt associated with the collapse of two HELOC securitization trusts in first quarter 2014, and a $.9 million decrease in deferred compensation income, which is primarily driven by changes in the market value of the underlying investments. The following table provides detail regarding FHN’s other income.

Table 4—Other Income

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Other income:
ATM interchange fees	$2,497	$2,384
Letter of credit fees	1,663	1,499
Electronic banking fees	1,534	1,562
Deferred compensation	657	1,593
Gain/(loss) on repurchases of debt	(4,350)	—
Other	2,893	3,457

Total	$4,894	$10,495

NONINTEREST EXPENSE

Total noninterest expense decreased 8 percent or $20.3 million to $220.2 million in first quarter 2014 primarily driven by a decline in personnel expense.

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, declined $20.0 million to $119.2 million in first quarter 2014. The decrease in personnel expenses relative to first quarter 2013 is largely driven by a decline in variable compensation associated with lower fixed income sales revenue, headcount reductions relative to the prior year, as well as several small favorable adjustments related to employee performance equity awards, employee benefits plans, and BOLI deferred compensation benefits.

Contract employment expenses decreased 52 percent, or $4.7 million, to $4.3 million in first quarter 2014 due to lower mortgage sub-servicing costs associated with the sales of servicing. FDIC premium expense was $4.0 million in first quarter 2014, down from $6.0 million in first quarter 2013.

These decreases were partially offset by increases in occupancy expense, legal and professional fees, and advertising expenses. Occupancy expense was $17.6 million in first quarter 2014 compared to $12.8 million in first quarter 2013, and was largely the result of $4.6 million of lease abandonment expense recorded in first quarter 2014 related to efficiency initiatives. Legal and professional fees were up $3.9 million to $15.0 million driven by an increase in costs related to litigation matters and various consulting projects, and advertising expense was up $2.0 million to $5.9 million related to FHN’s 150 year celebration campaign.

All other expenses were $20.7 million and $25.6 million in first quarter 2014 and 2013, respectively. The decrease in all other expenses was primarily the result of a $5.1 million decrease in litigation-related charges in first quarter 2014 relative to first quarter 2013, partially offset by a $2.1 million increase in negative valuation adjustments associated with the derivatives related to prior sales of Visa Class B Shares. The following table provides detail regarding FHN’s other expense.

Table 5—Other Expense

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Other expense:
Other insurance and taxes	$3,060	$3,046
Tax credit investments	2,495	2,972
Travel and entertainment	1,824	1,848
Customer relations	1,243	1,278
Supplies	1,116	1,055
Employee training and dues	866	1,254
Miscellaneous loan costs	714	996
Litigation and regulatory matters	90	5,170
Other	9,245	7,977

Total	$20,653	$25,596

INCOME TAXES

FHN recorded an income tax provision of $18.6 million in first quarter 2014, compared to $17.7 million in first quarter 2013. The effective tax rate for the quarters ended March 31, 2014 and 2013, was approximately 27.5 percent and 28.5 percent respectively. The difference in the rates is primarily due to the levels of forecasted pre-tax income, a decrease in tax credits for 2014, and a decrease in the capital loss deferred tax valuation allowance in 2014.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2014, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $367.8 million and $96.7 million, respectively, resulting in a net DTA of $271.1 million at March 31, 2014, compared with $251.4 million at March 31, 2013.

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

As of March 31, 2014, FHN had federal income tax net operating loss (“NOL”) and tax credit carryforwards which will expire in varying amounts between 2029 and 2033, state income tax NOL carryforwards which will expire in varying amounts between 2018 and 2033, and federal capital loss carryforwards, which will expire in 2017. As of March 31, 2014 and 2013, FHN established a valuation allowance of $5.9 million and $12.6 million, respectively, against its state NOL carryforwards and $47.6 million and $56.8 million, respectively, against its capital loss carryforwards. FHN’s DTA after valuation allowance was $367.8 million and $418.3 million as of March 31, 2014 and 2013, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred income tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. The net charge from restructuring, repositioning, and efficiency activities was $5.7 million in first quarter 2014 compared to $.5 million in first quarter 2013. Significant charges recognized during first quarter 2014 include $4.6 million of lease abandonment expense primarily related to efficiency initiatives within corporate and bank services functions. There were no individually significant expenses recognized during first quarter 2013.

Charges related to restructuring, repositioning, and efficiency initiatives for the three months ended March 31, 2014 and 2013 are presented in the following table based on the income statement line item affected. See Note 18—Restructuring, Repositioning, and Efficiency for additional information.

Table 6—Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Noninterest expense:
Employee compensation, incentives, and benefits	$914	$819
Occupancy	4,597	438
All other expense	222	—

Total noninterest expense	5,733	1,257

Income/(loss) before income taxes	(5,733)	(1,257)
Income/(loss) from discontinued operations	—	735

Net impact resulting from restructuring, repositioning, and efficiency initiatives	$(5,733)	$(522)

STATEMENT OF CONDITION REVIEW

Total period-end assets were $23.9 billion on March 31, 2014, compared to $24.8 billion on March 31, 2013, and $23.8 billion on December 31, 2013. Average assets for the first quarter of 2014 decreased to $23.9 billion from $25.0 billion a year earlier. The decline in average assets is primarily attributable to a decline in loan balances, other non-earning assets, and capital markets securities inventory, partially offset by an increase in investment securities and interest-bearing cash.

EARNING ASSETS

Earning assets consist of loans, loans HFS, investment securities, and other earning assets. Earning assets averaged $21.6 billion in 2014 down 3 percent from $22.3 billion a year earlier. A more detailed discussion of the major line items follows. Unless otherwise indicated, references below to balances for 2013 refer to balances at March 31, 2013, or for the first quarter of 2013 rather than December 31, 2013, or for the fourth quarter of 2013.

Loans

Period-end loans were $15.1 billion as of March 31, 2014, compared to $15.9 billion as of March 31, 2013, and $15.4 billion as of December 31, 2013. Average loans for first quarter 2014 were $15.1 billion compared to $16.1 billion for first quarter 2013 and $15.3 billion for fourth quarter 2013. The decline in period-end and average loan balances were primarily driven by continued run-off of the non-strategic portfolios and lower balances of loans to mortgage companies, partially offset by an increase in consumer real estate installment loans and other commercial loan growth within the regional bank.

Table 7—Average Loans

	March 31, 2014		March 31, 2013		December 31, 2013		1Q14 changes vs
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	1Q13	4Q13
Commercial:
Commercial, financial, and industrial	$7,639,584	51%	$8,199,249	51%	$7,694,029	50%	(7)%	(1)%
Commercial real estate	1,139,749	7	1,161,467	7	1,164,748	8	(2)%	(2)%

Total commercial	8,779,333	58	9,360,716	58	8,858,777	58	(6)%	(1)%

Retail:
Consumer real estate (a)	5,305,596	35	5,644,275	35	5,400,751	35	(6)%	(2)%
Permanent mortgage (b)	637,642	5	801,000	5	678,938	5	(20)%	(6)%
Credit card, OTC and other	336,454	2	291,221	2	334,887	2	16%	*

Total retail	6,279,692	42	6,736,496	42	6,414,576	42	(7)%	(2)%

Total loans, net of unearned	$15,059,025	100%	$16,097,212	100%	$15,273,353	100%	(6)%	(1)%

*	Amount is less than 1 percent.
(a)	Balances as of March 31, 2014 and 2013, and December 31, 2013, include $318.4 million, $398.9 million, and $342.1 million of restricted and secured real estate loans, respectively.
(b)	Balances as of March 31, 2014 and 2013, and December 31, 2013, include $1.7 million, $13.1 million, and $11.6 million of restricted and secured real estate loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 87 percent of total commercial loans in 2014 compared to 88 percent in 2013. C&I loans declined 7 percent, or $.6 billion, from first quarter 2013, which was primarily the result of a decline in loans to mortgage companies due to a reduction in refinance volume driven by higher rates in 2014 relative to 2013, partially mitigated by increases in commercial and business banking lending. Commercial real estate loans declined 2 percent, or $21.7 million from 2013 to $1.1 billion in 2014 as the commercial real estate market remains soft and the non-strategic components continue to wind down. Average CRE loans were favorably impacted in 2014 by the MNB acquisition in second quarter 2013.

Average retail loans declined 7 percent, or $456.8 million from a year ago, to $6.3 billion in 2014. The consumer real estate portfolio (home equity lines and installment loans) declined $338.7 million, to $5.3 billion as the continued wind-down of portfolios within the non-strategic segment outpaced growth in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $163.4 million to $637.6 million in 2014 largely driven by runoff. Credit Card, OTC, and Other increased $45.2 million to $336.5 million in 2014 due to strategic focus on growing this portfolio.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Investment securities increased 12 percent from $3.2 billion on March 31, 2013 to $3.6 billion on March 31, 2014. Average investment securities were $3.5 billion in 2014 and $3.1 billion in 2013, representing 16 percent of earning assets in 2014 compared to 14 percent in 2013. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment. See Note 3 – Investment Securities for additional detail.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased loans), student, small business, and home equity loans. The average balance of loans HFS decreased $24.4 million from 2013 and averaged $367.9 million in 2014. The decrease in average loans was primarily attributable to a decline in the mortgage warehouse and the sales of small business loans in 2013 which was offset somewhat by an increase in home equity loans. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business and mortgage loans repurchased pursuant to requests from investors (primarily GSEs), averaged $337.5 million in 2014 compared to $357.9 million in 2013, and comprised over 90 percent of loans HFS in both 2014 and 2013.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the FRB and other financial institutions. All other earning assets decreased $33.6 million in 2014 and averaged $2.7 billion in 2014 compared to $2.8 billion in 2013, as a $207.2 million decrease in capital markets securities inventory and a $132.2 million decrease in securities purchased under agreements to resell (“asset repos”), more than offset a $318.8 million increase in interest-bearing cash due to excess liquidity. The level of asset repos used in capital markets fixed income trading activity is generally correlated with the level of capital markets trading liabilities (short-positions) as securities collateral from repo transactions are used to fulfill trades. As of March 31, 2014 and 2013, other earnings assets were $2.5 billion and $2.6 billion, respectively. The decrease in period-end balance primarily relates to a decline in trading securities and asset repos, which fluctuate daily based on customer demand, partially offset by an increase in interest-bearing cash.

Core Deposits

Core deposits were $16.1 billion on March 31, 2014, compared to $15.7 billion on March 31, 2013. Average core deposits increased 1 percent from $15.7 billion in 2013 to $16.0 billion in 2014. The increase in core deposits was primarily driven by an increase in deposits associated with the MNB acquisition, as well as an increase in interest-bearing deposits which reflected growth due to the sustained low interest rate environment as deposit rates remain relatively competitive with other comparable investment products.

Short-Term Funds

Short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) decreased $603.3 million to $3.0 billion during first quarter 2014. This decrease was largely the result of a $317.7 million decline in average FFP, as well as decreases in the average balance of capital markets trading liabilities and securities sold under agreements to repurchase of $172.3 million and $117.7 million, respectively. Average FFP, which currently is composed primarily of funds from correspondent banks, was $1.2 billion in 2014 compared to $1.5 billion in 2013. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. On average, short-term purchased funds accounted for 14 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2014 compared to 17 percent in 2013. Short-term funds decreased $383.7 million from $3.3 billion on March 31, 2013 to $3.0 billion on March 31, 2014, largely driven by declines in FFP, trading liabilities, and securities sold under agreements to repurchase. Trading liabilities fluctuate depending on expectations of customer demands.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. On March 31, 2014, term borrowings were $1.5 billion compared to $2.2 billion on March 31, 2013. Average term borrowings decreased 23 percent to $1.7 billion in 2014 from $2.2 billion in 2013. The decline in average term borrowings primarily relates to $350.0 million of subordinated notes that matured during the second quarter of 2013, a decline in restricted/secured borrowings due to the collapse /deconsolidation of three previously consolidated on-balance sheet consumer loan securitizations, and a decline in basis adjustments from debt hedges.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.5 billion in 2014 compared to $2.6 billion in 2013. The decrease in average equity was driven by the repurchase of shares under the 2011 share repurchase program mentioned below and a decline in unrealized gains associated with the AFS securities portfolio within other comprehensive income, partially offset by a decline in minimum pension liability within other comprehensive income, and the full quarter impact of the proceeds from the first quarter 2013 issuance of $100 million of Series A non-cumulative perpetual preferred stock (approximately $96 million net of offering costs). Period-end equity was $2.5 billion on March 31, 2014 compared to $2.6 billion on March 31, 2013.

In fourth quarter 2011, FHN launched a share repurchase program which enabled FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. As of December 31, 2013, this program had authorized total purchases of up to $300 million and FHN had repurchased $262.7 million of common shares under this program. In January 2014, FHN’s board of directors terminated this share repurchase program and approved a new share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, again subject to certain conditions. This program authorizes total purchases of up to $100 million and expires on January 31, 2016.

The following tables provide a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	March 31, 2014	March 31, 2013	December 31, 2013
Shareholders’ equity	$2,248,706	$2,304,470	$2,205,320
Regulatory adjustments:
Goodwill and other intangibles	(131,376)	(127,086)	(133,013)
Net unrealized (gains)/losses on AFS securities	1,748	(48,591)	11,228
Minimum pension liability	138,357	200,230	138,768
Noncontrolling interest—FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	200,000	200,000
Disallowed servicing assets	(375)	(7,214)	(4,638)
Disallowed deferred tax assets	(85,281)	(77,629)	(93,399)
Other	(109)	(438)	(106)

Tier 1 capital	$2,666,486	$2,738,558	$2,618,976
Tier 2 capital	381,619	510,847	444,655

Total regulatory capital	$3,048,105	$3,249,405	$3,063,631

	March 31, 2014		March 31, 2013		December 31, 2013
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	14.26%	$2,666,486	13.56%	$2,738,558	13.87%	$2,618,976
First Tennessee Bank National Association (a)	16.59	3,074,113	14.98	2,994,962	15.99	2,991,866
Total
First Horizon National Corporation	16.30	3,048,105	16.09	3,249,405	16.23	3,063,631
First Tennessee Bank National Association (a)	18.63	3,453,760	17.52	3,503,401	18.36	3,434,410
Tier 1 Common (b)
First Horizon National Corporation	11.10	2,076,046	10.64	2,148,118	10.75	2,028,536

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 16.14 percent and 17.22 percent, respectively, at March 31, 2014.
(b)	Refer to the Non-GAAP to GAAP Reconciliation – Table 23.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. In 2014, for an institution the size of FHN to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of March 31, 2014, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Capital ratios increased in first quarter 2014 relative to first quarter 2013 primarily due to a decline in risk-weighted assets as a result of lower period-end loans. The Total Capital ratios for both FHN and FTBNA were negatively impacted by a reduction in the amount of Tier 2 qualifying subordinated debt as that debt approaches maturity. Through 2014, capital ratios are expected to remain strong and significantly above current well-capitalized standards. Refer to the discussion of rules that will impact capital ratios for the industry in the Market Uncertainties and Prospective Trends section of MD&A.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during first quarter 2014:

Table 9—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2014
January 1 to January 31	9	$11.65	9	31,765
February 1 to February 28	84	11.65	84	31,681
March 1 to March 31	104	12.22	104	31,577

Total	197	$11.95	197

Compensation Plan Programs:

•

A consolidated compensation plan share purchase program was announced on August 6, 2004. This action consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On March 31, 2014, the maximum number of shares that may be purchased under the program was 31.6 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2014.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2014
January 1 to January 31	—	N/A	—	$100,000
February 1 to February 28	—	N/A	—	$100,000
March 1 to March 31	—	N/A	—	$100,000

Total	—	N/A	—

N/A—Not applicable

Other Programs:

•

On January 22, 2014, FHN’s Board approved a $100 million share purchase authority that would expire on January 31, 2016. As of March 31, 2014, no purchases had been made under this authority. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY—TREND ANALYSIS OF FIRST QUARTER 2014 COMPARED TO FIRST QUARTER 2013

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

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s 2013 Annual Report on Form 10-K in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 33. There were no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings in first quarter 2014.

On June 7, 2013, FHN acquired substantially all of the assets and liabilities of MNB from the FDIC. The acquisition included approximately $249 million of loans. These loans were initially recorded at fair value which incorporates expected credit losses in accordance with Accounting Standards Codification Topic related to Business Combinations (“ASC 805”) resulting in no carryover of allowance for loan loss from the acquiree. See Note 4—Loans for additional information regarding the acquisition.

At acquisition, FHN designated certain loans as purchased credit impaired (“PCI”) loans. PCI loans are loans that have experienced deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured. FHN considered several factors when determining whether a loan met the definition of a PCI loan at the time of acquisition including accrual status, loan grade, delinquency trends, prior charge-offs, as well as both originated versus refreshed credit scores and ratios when available. On March 31, 2014, the unpaid principal balance and the carrying value of PCI loans were $62.2 million and $44.5 million, respectively. These loans were initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flows include all contractually expected amounts (including interest) and incorporate an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. To the extent possible, certain PCI loans were aggregated with composite interest rate and cash flows expected to be collected for the pool. Aggregation into loan pools is based on common risk characteristics that include similar credit risk or risk ratings, and one or more predominant risk characteristics. Generally, FHN pooled loans with smaller balances and common internal loan grades and portfolio types. Subsequent to the initial accounting at acquisition, each PCI pool is accounted for as a single unit.

In fourth quarter 2013 FHN began performing the quarterly re-estimations of expected cash flows for PCI loans from the MNB acquisition. PCI loans are not reported as nonperforming loans due to the accretion of interest income. Additionally, PCI loans that have been pooled and subsequently modified will not be reported as troubled debt restructurings since each pool is the unit of measurement. A majority of the PCI loans are included in the commercial real estate portfolio segment.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $7.8 billion on March 31, 2014, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The following table provides the composition of the C&I portfolio by industry as of March 31, 2014 and 2013. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10—C&I Loan Portfolio by Industry

	March 31, 2014		March 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$1,637,948	21%	$1,603,924	20%
Healthcare	803,175	10	714,714	9
Loans to mortgage companies	709,552	9	1,130,079	14
Manufacturing	689,583	9	746,447	9
Wholesale trade	662,458	9	643,104	8
Real estate rental & leasing (a)	506,510	7	402,528	5
Retail trade	459,836	6	438,045	5
Other (transportation, education, arts, entertainment, etc) (b)	2,283,933	29	2,412,345	30

Total C&I loan portfolio	$7,752,995	100%	$8,091,186	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent.

As of March 31, 2014, finance and insurance, the largest component, represents 21 percent of the C&I portfolio. The healthcare industry balances have grown to 10 percent of the C&I portfolio, as FHN has been strategically focused on growing several components within the healthcare industry. The balances of loans to mortgage companies were 9 percent of the C&I portfolio and include volumes related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates, includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Thirty percent of FHN’s C&I portfolio (Finance and Insurance plus Loans to Mortgage Companies) could be affected by items that uniquely impact the financial services industry. Except as discussed under “Finance and Insurance”, on March 31, 2014, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component of the C&I portfolio includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank-holding companies, and asset-based lending to consumer finance companies. The TRUPs portfolio has been stressed over the last few years but has seen the stronger borrowers stabilize as there have been upgrades within the TRUPs and bank stock portfolio and also favorable resolutions.

TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2014, two TRUPs relationships have elected interest deferral, down from six in 2013; three TRUPs that were on interest deferral were sold in first quarter 2014 while another was repaid in third quarter 2013. The average size of a trust preferred loan is approximately $9 million.

As of March 31, 2014, the UPB of trust preferred loans totaled $375.2 million ($219.0 million of bank TRUPs and $156.3 million of insurance TRUPs) with the UPB of other bank-related loans totaling $61.2 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPs of $26.6 million, total reserves (ALLL plus the LOCOM) for TRUPs and other bank-related loans were $30.7 million or 7 percent of outstanding UPB.

C&I Asset Quality Trends

During 2014, performance of the C&I portfolio continued to improve although at a slower pace than in 2013, with a positive shift in the risk rating assignments and lower loss rates as commercial borrowers continue to adapt to the current operating environment. As a result, the ALLL declined $13.4 million to $72.7 million as of March 31, 2014. The allowance as a percentage of period-end loans declined to .94 percent in 2014 from 1.06 percent in 2013. The decline was related to a lower ALLL because of improvement from a year ago and net reserve release of $5.3 million related to the TRUPs sale ($8.4 million reserve decrease and $3.1 million of charge-offs). Allowance to net charge-offs decreased to 4.27 times from 10.94 times net charge-offs in first quarter 2013 due to an increase in net charge-offs. Net charge-offs as a percentage of average loans increased to .22 percent in first quarter 2014 from .10 percent in 2013. Nonperforming C&I loans decreased $60.8 million to $52.4 million on March 31, 2014. The resolution of four TRUP loans that were on interest deferral amounting to $33.2 million (including LOCOM) contributed to this decline. The nonperforming loan (“NPL”) ratio decreased to .68 percent in March 31, 2014 from 1.40 percent in March 31, 2013.

Commercial Real Estate

The CRE portfolio was $1.2 billion on March 31, 2014. Balances between the periods were affected by run-off which more than offset the increase in loans from the MNB acquisition. This portfolio is segregated between income CRE loans which contain loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and approximately $43 million of residential CRE loans. Subcategories of income CRE consist of apartments (31 percent), retail (19 percent), office (14 percent), hospitality (12 percent), industrial (10 percent), land/land development (5 percent), and other (9 percent). A substantial portion of the income CRE class was originated through and continues to be managed by the regional bank. The income CRE loans showed improvement as property stabilization and strong sponsors have positively affected performance. FHN does not capitalize interest or fund interest on distressed properties. The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family detached homes, condominiums, and town homes.

Active lending of residential CRE loans in the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle.

CRE Asset Quality Trends

CRE loans continued to steadily improve in first quarter 2014. Allowance as a percentage of loans was relatively flat at 1.35 percent in 2014 compared to 2013. Outstanding balances increased 3 percent from first quarter 2013 mainly due to the MNB acquisition and the level of allowance increased $.4 million from 2013 to $15.5 million in first quarter 2014. On March 31, 2014, the allowance included $1.8 million of reserves specifically allocated to PCI loans. Net charge-offs decreased from $.7 million to $.3 million in 2014. The level of nonperforming loans decreased 61 percent to $14.9 million as of March 31, 2014 from March 31, 2013, or to 1.30 percent of total CRE loans. The decline in nonperforming loans is primarily attributable to the regional banking portion of the portfolio. Delinquencies were up by $13.9 million to $18.6 million in 2014, largely due to PCI loans from the MNB acquisition.

RETAIL LOAN PORTFOLIOS

Regulatory Focus on Consumer Loan Accounting and Reporting

In 2012 the OCC issued interagency guidance related to ALLL estimation and nonaccrual practices, and risk management policies related to junior lien loans. FHN’s residential real estate second lien loans are largely stand-alone as only a small amount of the first liens senior to the second liens are owned or serviced by FHN. Since 2012 FHN’s nonaccrual policies have placed current second liens on nonaccrual if the first lien is owned or serviced by FHN and is 90 or more days past due. Also during 2012, FHN enhanced its ALLL methodology to qualitatively estimate probable incurred losses for all current second liens in the home equity portfolio that are behind first liens with performance issues. Beginning in second quarter 2013, FHN began receiving performance data from a third party on first liens that are serviced by others that are senior to the second liens in our loan portfolio. As a result, in second quarter 2013, FHN placed substantially more second liens on nonaccrual if the non FHN-serviced first lien was 90 or more days past due or was a TDR. Nonperforming loans for the quarter ended March 31, 2014, as a result of fully implementing this regulatory guidance, were approximately $67 million and were largely concentrated in the consumer real estate portfolio.

Because of the composition of FHN’s residential real estate portfolios, this change most significantly impacted the consumer real estate portfolio segment. The level of nonperforming loans in the consumer real estate portfolio was affected by this regulatory action as of March 31, 2014 relative to March 31, 2013.

Consumer Real Estate

The consumer real estate portfolio was $5.3 billion on March 31, 2014, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated per amendments to ASC 810). The largest geographical concentrations of balances as of March 31, 2014, are in Tennessee (55 percent) and California (10 percent) with no other state representing greater than 3 percent of the portfolio. At origination, approximately 51 percent of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 743 and refreshed FICO scores averaged 736 as of March 31, 2014. Generally, performance of this portfolio is affected by life events when borrowers have been impacted, the level of unemployment, and home prices.

HELOCs comprise $2.8 billion of the consumer real estate portfolio. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of March 31, 2014, approximately 75 percent of FHN’s HELOCs are in the draw period. Based on when draw periods are scheduled to end per the line agreement, it is expected that $1.5 billion, or 72 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans begins to stabilize. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11—HELOC Draw To Repayment Schedule

	March 31, 2014		March 31, 2013
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$314,153	15%	$202,173	8%
13-24	402,735	19%	326,231	13%
25-36	289,037	14%	442,050	18%
37-48	337,454	16%	331,498	14%
49-60	161,399	8%	414,132	17%
>60	593,459	28%	725,063	30%

Total	$2,098,237	100%	$2,441,147	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in 2014 when compared with 2013. However the further implementation of a regulatory change in second quarter 2013 offset some of the improvement in certain asset quality metrics. The ALLL decreased $8.0 million to $123.4 million in 2014 as decreases in allowance within the non-strategic segment were partially offset by increased reserves within the regional bank. The allowance as a percentage of loans was flat at 2.35 percent of loans as of March 31, 2014. The balance of nonperforming loans was $132.0 million and $67.9 million as of March 31, 2014 and 2013, respectively. As of March 31, 2014, NPLs include approximately $67 million of stand-alone second liens that are on nonaccrual because the first lien is 90 or more days past due or is a TDR. A majority of the second lien NPLs were placed on nonaccrual in second quarter 2013. Loans delinquent 30 or more days and still accruing improved to 1.01 percent of the consumer real estate portfolio in 2014 compared to 1.21 percent in 2013 primarily due to runoff of the non-strategic segment and new originations within the bank to stronger borrowers, loss mitigation activities and improved overall performance. The net charge-offs ratio decreased 77 basis points to .56 percent of average loans. The decline was related to improved borrower performance as well as stronger underlying collateral values and enhanced recovery efforts.

Permanent Mortgage

The permanent mortgage portfolio was $.6 billion on March 31, 2014. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. Approximately 25 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse. Natural run-off resulted in a net decrease in portfolio balances of $171.0 million from 2013.

The ALLL decreased $2.9 million to $22.5 million as of March 31, 2014. TDR reserves comprise a significant majority of the ALLL for the permanent mortgage portfolio. Accruing delinquencies decreased by $8.2 million to $8.9 million. NPLs increased by $5.6 million to $40.2 million in 2014 from 2013 due to a few larger balance loans that moved to NPLs. Net charge-offs were $1.6 million in 2014 compared to $3.2 million during 2013.

Credit Card and Other

The credit card and other portfolios were $.3 billion on March 31, 2014, and primarily include credit card receivables, automobile loans, and to a lesser extent OTC construction loans and other consumer-related credits. In 2014, FHN charged-off $3.1 million of credit card and other consumer loans compared with $2.3 million during 2013. The allowance increased to $13.1 million as of March 31, 2014 from $7.1 million in 2013 and was largely driven by a reserve build in the regional banking segment because of further refinement of reserving process associated with the credit card portfolio. Loans 30 days or more delinquent increased from 1.25 percent in 2013 to 1.30 percent in 2014.

The following table provides additional asset quality data by loan portfolio:

Table 12—Asset Quality by Portfolio

	March 31
	2014	2013
Key Portfolio Details
C&I
Period-end loans ($ millions)	$7,753	$8,091
30+ Delinq. % (a)	0.27%	0.17%
NPL % (b)	0.68	1.40
Charge-offs % (qtr. annualized)	0.22	0.10
Allowance / loans %	0.94%	1.06%
Allowance / charge-offs	4.27x	10.94x
Commercial Real Estate
Period-end loans ($ millions)	$1,152	$1,117
30+ Delinq. % (a) (c)	1.61%	0.42%
NPL %	1.30	3.46
Charge-offs % (qtr. annualized)	0.12	0.26
Allowance / loans %	1.35%	1.36%
Allowance / charge-offs	10.97x	5.08x
Consumer Real Estate
Period-end loans ($ millions)	$5,258	$5,590
30+ Delinq. % (a)	1.01%	1.21%
NPL % (d)	2.51	1.21
Charge-offs % (qtr. annualized)	0.56	1.33
Allowance / loans %	2.35%	2.35%
Allowance / charge-offs	4.17x	1.75x
Permanent Mortgage
Period-end loans ($ millions)	$622	$793
30+ Delinq. % (a)	1.44%	2.16%
NPL %	6.46	4.37
Charge-offs % (qtr. annualized)	1.04	1.64
Allowance / loans %	3.62%	3.21%
Allowance / charge-offs	3.39x	1.93x
Credit Card and Other
Period-end loans ($ millions)	$334	$299
30+ Delinq. % (a)	1.30%	1.25%
NPL %	0.42	0.57
Charge-offs % (qtr. annualized)	3.71	3.25
Allowance / loans %	3.91%	2.38%
Allowance / charge-offs	1.05x	0.75x

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	1Q14 NPL decrease related to TRUPs sale.
(c)	1Q14 increase is primarily driven by two purchased credit impaired loans acquired from MNB.
(d)	1Q14 NPL levels affected by the impact of placing second liens on nonaccrual based on third party data obtained on the performance status of non-FHN serviced first liens beginning in second quarter 2013.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 7 percent to $247.2 million on March 31, 2014, from $265.2 million on March 31, 2013. The allowance attributable to individually impaired loans was $69.8 million compared to $78.9 million on March 31, 2014 and 2013, respectively. FHN also had $1.9 million of reserves associated with PCI loans as of March 31, 2014. Continued aggregate improvement in borrowers’ financial conditions in 2014 and proactive management of problem credits contributed to the decline in the ALLL from a year ago. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.64 percent on March 31, 2014, from 1.67 percent on March 31, 2013.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 33 percent to $10.0 million in 2014 from $15.0 million in 2013. The decline in provision expense associated with the consumer portfolios more than offset a reduction in provision credits associated with the commercial portfolios.

FHN expects asset quality trends to be relatively stable in 2014; that expectation depends upon a continued economic recovery, among other things, which may or may not occur. The C&I portfolio is expected to continue to show positive trends but the rate of improvement will likely continue to be slow and short-term variability (both positive and negative) is possible. The CRE portfolio should be relatively stable as FHN has observed property values stabilizing. The remaining non-strategic consumer real estate and permanent mortgage portfolios will continue to wind down and should have less of an impact on the consolidated credit metrics in the future in comparison to prior periods. Continued improvement in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends, and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs were $16.6 million in 2014 compared with $26.7 million in 2013 . The ALLL was 3.68 times net charge-offs for 2014 compared with 2.45 times net charge-offs for 2013 and the net charge-offs to average loans ratio decreased from .67 percent in 2013 to .45 percent in 2014 due to a 38 percent decline in net charge-offs.

Commercial loan net charge-offs were $4.6 million in 2014 compared to $2.7 million in 2013. $3.1 million of the 2014 charge-offs were associated with the TRUPs sales in which FHN had $8.4 million of ASC 310 reserves.

The retail portfolios contributed to a $12.0 million decline in consolidated net charge-offs. Net charge-offs of consumer real estate loans declined $11.2 million to $7.3 million in 2014, with the majority attributable to the non-strategic segment. The decline was due in part to improvement in the portfolio, stabilizing collateral values, and enhanced recovery efforts. Permanent mortgage net charge-offs declined $1.6 million and credit card and other net charge-offs increased $.7 million from a year ago.

The following table provides consolidated asset quality information for the three months ended March 31, 2014 and 2013:

Table 13—Asset Quality Information

	Three Months Ended March 31
(Dollars in thousands, except as otherwise noted)	2014	2013
Allowance for loan losses:
Beginning balance on January 1	$253,809	$276,963
Provision for loan losses	10,000	15,000
Charge-offs	(24,692)	(36,100)
Recoveries	8,129	9,355

Ending balance on March 31 (Restricted—$2.0 million on March 31, 2014, and $3.7 million on March 31, 2013)	$247,246	$265,218

Reserve for remaining unfunded commitments	2,882	3,439
Total allowance for loan losses and reserve for unfunded commitments	$250,128	$268,657

	As of March 31
	2014	2013
Nonperforming Assets by Segment
Regional Banking:
Nonperforming loans	$83,275	$124,824
Foreclosed real estate (a) (b)	27,705	13,142

Total Regional Banking	110,980	137,966

Non-Strategic:
Nonperforming loans	153,972	129,240
Nonperforming loans held-for-sale after fair value adjustment (c)	61,631	60,623
Foreclosed real estate (a)	15,265	19,513

Total Non-Strategic	230,868	209,376

Corporate:
Nonperforming loans	3,672	1,936

Total Corporate	3,672	1,936

Total nonperforming assets	$345,520	$349,278

Loans and commitments:
Total period-end loans, net of unearned income (Restricted—$.1 billion on March 31, 2014 and 2013)	$15,119,461	$15,889,670
Less: Insured retail residential and construction loans (d)	(12,135)	(32,186)

Loans excluding insured loans	$15,107,326	$15,857,484
Foreclosed real estate from government insured mortgages	23,065	22,017
Potential problem assets (e)	303,249	439,978
Loans 30 to 89 days past due	79,406	66,925
Loans 30 to 89 days past due—guaranteed portion (f)	173	—
Loans 90 days past due	26,595	39,718
Loans 90 days past due—guaranteed portion (f)	78	393
Loans held-for-sale 30 to 89 days past due (c)	10,458	7,734
Loans held-for-sale 30 to 89 days past due—guaranteed portion (c)	7,414	5,714
Loans held-for-sale 90 days past due (c)	37,152	37,850
Loans held-for-sale 90 days past due—guaranteed portion (c) (f)	34,985	35,051
Remaining unfunded commitments	8,237,754	7,726,846
Average loans, net of unearned (Restricted—$.1 billion on March 31, 2014 and 2013)	$15,059,025	$16,097,212

Allowance and net charge-off ratios
Allowance to total loans	1.64%	1.67%
Allowance to nonperforming loans in the loan portfolio	1.03x	1.04x
Allowance to loans excluding insured loans	1.64%	1.67%
Allowance to annualized net charge-offs	3.68x	2.45x
Nonperforming assets to loans and foreclosed real estate (g)	1.87%	1.81%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.59%	1.61%
Total annualized net charge-offs to average loans (h)	0.45%	0.67%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes foreclosed real estate from government-insured mortgages.

(b)	First quarter 2014 includes approximately $16 million of MNB foreclosed real estate.
(c)	The amounts in this table have been re-presented net of the fair value adjustment. In the prior quarters, they were presented gross, before the fair value adjustment.
(d)	Whole-loan insurance has been obtained on certain retail residential and construction loans.
(e)	Includes past due loans.
(f)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(g)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(h)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments but there are atypical loan structures or other borrower-specific issues. Included in nonaccruals are loans in which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and second liens behind first liens that are 90 or more days past due or are TDRs. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”).

Total nonperforming assets (including NPLs HFS) decreased to $345.5 million on March 31, 2014, from $349.3 million on March 31, 2013. Nonperforming assets (excluding NPLs HFS) decreased to $283.9 million on March 31, 2014, from $288.7 million on March 31, 2013. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) increased to 1.87 percent in 2014 from 1.81 percent in 2013 due to a 5 percent decline in total loans in 2014. Portfolio nonperforming loans declined $15.1 million to $240.9 million on March 31, 2014, largely driven by improvement in the commercial portfolios that was partially offset by the increase in the consumer portfolio related to the impact of continued implementation of regulatory guidance related to junior lien loans.

Nonperforming C&I loans decreased to $52.4 million in 2014 from $113.2 million in 2013. Of this decline, favorable resolutions of TRUPs loans contributed to $33.2 million of the year-over-year decline. The remaining decline was in the regional bank. Commercial real estate NPLs decreased $23.7 million to $14.9 million in 2014. Consumer nonperforming loans increased to $173.6 million from $104.2 million in 2013, with $64.1 million of the increase related to the consumer real estate portfolio. The increase in nonperforming loans within the consumer portfolio was the result of placing second liens on nonaccrual based on third party data obtained on the performance status of non-FHN serviced first liens starting in second quarter 2013. Nonperforming loans classified as HFS increased $1.0 million to $61.6 million on March 31, 2014. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.

The ratio of ALLL to NPLs in the loan portfolio decreased to 1.03 times in 2014 compared to 1.04 times in 2013, driven by a lower allowance. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically, reserves are not recorded. Additionally, a majority of FHN’s loans in held-for-sale are accounted for under the fair value option. As a result, nonperforming HFS loans have a negative fair value adjustment that has already been recognized by FHN through the income statement.

The following table provides nonperforming loans both before and after partial charge-offs, LOCOM, and negative fair value adjustments previously taken.

Table 14—Nonperforming Loans

	March 31
(Dollars in thousands)	2014	2013
Held-to-maturity:
Gross nonperforming loans	$319,583	$344,241
Less: Partial charge-offs	(78,229)	(84,474)
Less: LOCOM	(435)	(3,767)

Net nonperforming loans	$240,919	$256,000

Held-for-sale:
Gross nonperforming loans	$135,094	$133,124
Less: Fair value mark	(71,758)	(69,107)
Less: LOCOM	(1,705)	(3,394)

Net nonperforming loans	$61,631	$60,623

Total net nonperforming loans including held-for-sale	$302,550	$316,623

The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, increased to $43.0 million as of March 31, 2014, from $32.7 million as of March 31, 2013. Table 15 provides an activity rollforward of foreclosed real estate balances for March 31, 2014 and 2013. Balances of foreclosed assets increased compared to first quarter 2013 because of the second quarter 2013 MNB acquisition. FHN has continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Also contributing to the levels of foreclosed real estate is industry response to scrutiny from regulators of the foreclosure practices of financial institutions and mortgage companies and delays in court proceedings in many states. Negative adjustments to the fair value of foreclosed assets decreased $.2 million between the periods to $.9 million in 2014. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 15—Rollforward of Foreclosed Real Estate

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Balance on January 1 (a)	$45,753	$41,767
Valuation adjustments	(858)	(1,018)
New foreclosed property	6,902	2,836
Capitalized expenses	—	—
Disposals:
Single transactions	(8,633)	(10,930)
Bulk sales	(194)	—

Balance on March 31 (a)	$42,970	$32,655

(a)	Excludes foreclosed real estate related to government insured mortgages.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due decreased to $26.6 million on March 31, 2014, from $39.7 million on March 31, 2013. Loans 30 to 89 days past due increased $12.5 million to $79.4 million on March 31, 2014. The increase in PCI past due CRE loans from the MNB acquisition and the C&I portfolio past due loans increase were partially offset by the decrease in the consumer portfolios past due loans. The decrease of past due loan balances in the consumer portfolios has been mainly due to overall improved performance and loss mitigation activities.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $303.2 million on March 31, 2014, and $440.0 million on March 31, 2013. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

The individual impairment assessments completed on commercial loans in accordance with the Accounting Standards Codification Topic related to Troubled Debt Restructurings (“ASC 310-40”) include loans classified as TDRs as well as loans that may have been modified yet not classified as TDRs by management. For example, a modification of loan terms that management would generally not consider to be a TDR could be a temporary extension of maturity to allow a borrower to complete an asset sale whereby the proceeds of such transaction are to be paid to satisfy the outstanding debt. Additionally, a modification that extends the term of a loan but does not involve reduction of principal or accrued interest, in which the interest rate is adjusted to reflect current market rates for similarly situated borrowers, is not considered a TDR. Nevertheless, each assessment will take into account any modified terms and will be comprehensive to ensure appropriate impairment assessment. If individual impairment is identified, management will either hold specific reserves on the amount of impairment or, if the loan is collateral dependent, write down the carrying amount of the asset to the net realizable value of the collateral.

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

On March 31, 2014 and 2013, FHN had $353.4 million and $352.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $65.8 million and $64.6 million, or 19 percent and 18 percent of TDR balances, as of March 31, 2014 and 2013, respectively. Additionally, FHN had $137.0 million and $128.6 million of loans HFS as of March 31, 2014 and 2013, respectively, that were classified as TDRs. The consumer portfolio and HFS TDRs increased by $17.8 million which more than offset the decrease in the commercial portfolio TDRs of $8.5 million from a year ago.

The following table provides a summary of TDRs for the periods ended March 31, 2014 and 2013:

Table 16—Troubled Debt Restructurings

	As of March 31, 2014		As of March 31, 2013
(Dollars in thousands)	Number	Amount	Number	Amount
Held to maturity:
Permanent mortgage:
Current	176	$93,558	173	$90,879
Delinquent	7	3,416	9	4,386
Non-accrual (a)	95	24,869	129	24,789

Total permanent mortgage	278	121,843	311	120,054

Consumer real estate:
Current	1,038	111,703	1,046	113,782
Delinquent	40	3,936	48	4,312
Non-accrual (b)	1,387	57,939	1,239	47,833

Total consumer real estate	2,465	173,578	2,333	165,927

Credit card and other:
Current	232	697	311	704
Delinquent	16	75	17	43
Non-accrual	—	—	—	—

Total credit card and other	248	772	328	747

Commercial loans:
Current	24	23,156	29	22,923
Delinquent	2	546	2	1,076
Non-accrual	42	33,523	60	41,680

Total commercial loans	68	57,225	91	65,679

Total held to maturity	3,059	353,418	3,063	352,407

Held-for-sale: (c)
Current	531	83,081	502	86,576
Delinquent	187	29,483	134	21,574
Non-accrual (d)	191	24,400	179	20,487

Total held-for-sale	909	136,964	815	128,637

Total troubled debt restructurings	3,968	$490,382	3,878	$481,044

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of March 31, 2014 and 2013 include $7.8 million and $10.8 million, respectively, of discharged bankruptcies.
(b)	Balances as of March 31, 2014 and 2013 include $26.6 million and $34.3 million, respectively, of discharged bankruptcies.
(c)	Loans HFS are reported above at net of negative fair value adjustment.
(d)	Balances as of March 31, 2014 and 2013 include $14.6 million and $11.2 million, respectively, of discharged bankruptcies.

RISK MANAGEMENT

Except as discussed below, there have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 42 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013, which section is incorporated into this report by this reference.

MARKET RISK MANAGEMENT

There have been no significant changes to FHN’s market risk management practices as described under “Market Risk Management” beginning on page 43 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013, which section is incorporated into this report by this reference.

Value-at-Risk (“VaR”) and Stress Testing

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 17—VaR and SVaR Measures

	Three Months Ended March 31, 2014			As of March 31, 2014
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,388	$2,072	$984	$1,311
SVaR	2,984	5,108	1,928	2,242
10-day
VaR	4,591	6,092	3,052	4,795
SVaR	9,087	14,498	6,259	8,448

	Three Months Ended March 31, 2013			As of March 31, 2013
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$2,006	$3,145	$1,127	$1,353
SVaR	6,636	9,991	4,062	5,447
10-day
VaR	6,079	10,297	2,777	3,631
SVaR	17,954	25,423	10,383	17,716

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 18—Schedule of Risks Included in VaR

	As of March 31, 2014		As of March 31, 2013
(Dollars in Thousands)	1-day	10-day	1-day	10-day
Interest rate risk	$1,367	$3,594	$1,499	$4,160
Credit spread risk	613	1,410	753	1,487

CAPITAL MANAGEMENT AND ADEQUACY

There have been no significant changes to FHN’s capital management practices as described under “Capital Management and Adequacy” beginning on page 44 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013, which section is incorporated into this report by this reference.

OPERATIONAL RISK MANAGEMENT

There have been no significant changes to FHN’s operational risk management practices as described under “Operational Risk Management” on page 45 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013, which section is incorporated into this report by this reference.

COMPLIANCE RISK MANAGEMENT

There have been no significant changes to FHN’s compliance risk management practices as described under “Compliance Risk Management” on page 45 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013, which section is incorporated into this report by this reference.

CREDIT RISK MANAGEMENT

There have been no significant changes to FHN’s credit risk management practices as described under “Credit Risk Management” beginning on page 45 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013, which section is incorporated into this report by this reference.

INTEREST RATE RISK MANAGEMENT

Except as disclosed below, there have been no significant changes to FHN’s interest rate risk management practices as described under “Interest Rate Risk Management” beginning on page 46 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013, which section is incorporated into this report by this reference.

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

The simulation models used to analyze net interest income create various at-risk scenarios looking at assumed increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At March 31, 2014, the interest rate environment remained at a low level. Under these market conditions, traditional scenarios estimating the impact of declining rates are not meaningful. Accordingly, declining rate shock scenarios (including minus 25 basis points and minus 200 basis points) that had been modeled in prior periods were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve. Based on the rate sensitivity position on March 31, 2014, net interest income exposure over the next 12 months to a rate shock of plus 200 basis points is estimated to be a favorable variance of approximately 10.8 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of approximately negative 1.4 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

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

LIQUIDITY MANAGEMENT

ALCO also focuses on liquidity management: the funding of assets with liabilities of the appropriate duration, while mitigating the risk of unexpected cash needs. A key objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available for sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets, the sources, stability, and availability of funding, and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including core deposits, the available-for-sale securities portfolio, the Federal Reserve Banks, access to Federal Reserve Bank programs, the FHLB, access to the overnight and term Federal Funds markets, loan sales, syndications, and dealer and commercial customer repurchase agreements.

FHN also may use unsecured borrowings as a source of liquidity. Currently, the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is repurchase agreement transactions accounted for as secured borrowings with the bank’s business customers or capital markets’ broker dealer counterparties.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans and secured borrowings, to core deposits was 93 percent in first quarter 2014 compared to 99 percent in first quarter 2013, due to a contraction of the loan portfolio combined with growth in core deposits. A ratio of less than 100 percent means, essentially, that for the period FHN’s loan portfolio was fully funded by core deposits.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in 2015. As of March 31, 2014, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, which was eligible for inclusion in Tier 1 Capital. Tier 1 Capital treatment for these securities will begin phasing out after 2014 and entirely after 2015. FHN also maintains $.1 billion of borrowings which are secured by residential real estate loans in a consolidated securitization trust.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of March 31, 2014, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $92.6 million as of March 31, 2014, compared to negative $156.5 million at March 31, 2013. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay a common dividend to FHN in the amount of $180 million in 2013. FTBNA applied for and received approval from the OCC to declare and pay preferred dividends in first quarter 2014 and each quarter in 2013.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.05 per common share on April 1, 2014, and in April the Board approved a $.05 per common share cash dividend payable on July 1, 2014, to shareholders of record on June 13, 2014. FHN paid a cash dividend of $1,550.00 per preferred share on April 10, 2014, and in April the Board approved a $1,550.00 per preferred share cash dividend payable on July 10, 2014, to shareholders of record on June 25, 2014.

CREDIT RATINGS

FHN is currently able to fund a majority of the balance sheet through core deposits, which are generally not sensitive to FHN’s credit ratings. However, maintaining adequate credit ratings on debt issues and preferred stock is critical to liquidity should FHN need to access funding from other sources, including from long-term debt issuances and certain brokered deposits, at an attractive rate. The availability and cost of funds other than core deposits is also dependent upon marketplace perceptions of the financial soundness of FHN, which include such factors as capital levels, asset quality, and reputation. The availability of core deposit funding is stabilized by federal deposit insurance, which can be removed only in extraordinary circumstances, but may also be influenced to some extent by the same factors that affect other funding sources. FHN’s credit ratings are also referenced in various respects in agreements with certain derivative counterparties as discussed in Note 15 – Derivatives.

The following table provides FHN’s most recent credit ratings:

Table 19—Credit Ratings

	Standard & Poor’s (a)	Moody’s (b)	Fitch (c)
First Horizon National Corporation
Overall credit rating: long-term/outlook	BB+/Stable	Baa3/Stable	BBB-/F3/Stable
Long-term senior debt	BB+	Baa3	BBB-
Subordinated debt	BB	Ba1	BB+
Trust preferred capital securities (d)	B+	Ba2	B+
Preferred stock	B+	Ba3	B
First Tennessee Bank National Association
Overall credit rating: long-term/short-term/outlook	BBB-/A-3/Stable	Baa2/P-2/Stable	BBB-/F3/Stable
Long-term/short-term deposits	BBB-/A-3	Baa2/P-2	BBB/F3
Long-term/short-term senior debt	BBB-/A-3	Baa2/P-2	BBB-/F3
Subordinated debt	BB+	Baa3	BB+
Preferred stock	BB	Ba2	B
FT Real Estate Securities Company, Inc.
Preferred stock	BB	Ba1

A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.

(a)	Last change in ratings was on November 27, 2013.
(b)	Last change in ratings was on October 25, 2013; ratings/outlook affirmed April 28, 2014.
(c)	Last change in ratings was on December 13, 2012; ratings/outlook affirmed February 5, 2014.
(d)	Guaranteed preferred beneficial interest in First Horizon’s junior subordinated debentures issued through a wholly-owned unconsolidated business trust.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2014 and 2013. The level of cash and cash equivalents increased $244.2 million during first quarter 2014 compared to a decrease of $64.6 million in first quarter 2013. During the three months ended March 31, 2014, cash provided by operating and investing activities outpaced cash used by financing activities, and in the three months ended March 31, 2013, cash used by financing activities more than offset cash provided by investing and operating activities.

Net cash provided by investing activities was $131.2 million in first quarter 2014 compared to $573.3 million in first quarter 2013. In 2014, declining loan balances and a decrease in interest-bearing cash favorably affected cash provided by investing activities. These cash inflows were somewhat offset by activity related to the available-for-sale securities portfolio which resulted in a $158.2 million net decrease in cash as securities purchased outpaced maturities and sales. In 2013, a $795.8 million decline in balances of the loan portfolio favorably affected cash, but was partially offset by a net decrease in cash related to the AFS portfolio as securities purchased outpaced maturities and sales. Net cash provided by operating activities was $333.2 million in 2014 and $52.3 million in 2013. Operating cash flows in 2014 were positively affected by cash-related net income items and $249.2 million of changes in cash related to operating assets and liabilities, which more than offset an $80.5 million net change in cash related to capital market activities. Cash flows from operating activities were also favorably affected by cash proceeds from the MSR sales. In 2013, operating cash flows were driven by cash-related net income items and a $15.9 million net favorable change in assets and liabilities from capital markets trading activities, but were partially offset by cash outflows of $77.5 million related to operating assets and liabilities.

Net cash used by financing activities was $220.1 million in 2014 compared to $690.1 million in 2013. In 2014, cash was negatively affected by payments of long-term borrowings related to the collapse/resolution of two securitization trusts and declining deposits; however, was somewhat mitigated by cash inflows from increased short-term borrowings. In 2013, a decline in cash related to deposits and short-term borrowings, coupled with the repurchase of common shares, more than offset cash inflow from the preferred stock issuance.

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

Since the end of 2008, FHN has experienced significantly elevated levels of claims to either repurchase loans from the purchaser or remit payment to the purchaser to “make them whole” for economic losses incurred primarily because of loan delinquencies. Such claims are pursued because purchasers allege that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private investors from whole loans sales, a significant majority of claims relate to non-recourse whole loan sales to GSEs. FHN also has the potential for financial exposure from loans transferred through FH proprietary securitizations. See Note 11 – Contingencies and Other Disclosures for other actions taken by investors of FH proprietary securitizations and also for a discussion outlining differences between representations and warranties made by FHN for GSE loan sales versus FH proprietary securitizations.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for 90 percent of all repurchase requests/make-whole claims received from the third quarter 2008 divestiture of certain mortgage banking operations through March 31, 2014.

In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in First Horizon branded proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the First Horizon brand. Although servicing generally was retained, substantially all remaining servicing for these loans was sold in first quarter 2014.

The following table summarizes the loan composition of the FH proprietary mortgage securitizations from 2005 through 2007:

Table 20—Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of March 31, 2014
Loan type:
Jumbo	$9,410,499	$2,153,664
Alt-A	17,270,431	4,788,056

Total FH proprietary securitizations	$26,680,930	$6,941,720

(a)	Original principal balances obtained from trustee statements.

At March 31, 2014, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At March 31, 2014, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing. Due to the sales of MSR in late 2013 and early 2014, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.

Active Pipeline

The amount of repurchase requests and make-whole claims is accumulated into the “active pipeline.” The active pipeline includes the amount of claims for repurchase, make-whole payments, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Private mortgage insurance (“MI”) was required for certain of the loans sold to GSEs or that were securitized. MI generally was provided on first lien loans that were sold to GSEs or securitized that had a LTV ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline. For MI curtailments FHN is responsible for covering losses to the extent there is a shortfall in MI insurance coverage.

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On March 31, 2014, the active pipeline was $215.8 million, with a majority of unresolved repurchase and make-whole claims relating to loans sold to GSEs.

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

In fourth quarter 2013 and in first quarter 2014, FHN entered into DRAs, discussed below in “Repurchase Accrual Approach,” to resolve certain selling representation and warranty repurchase obligations with the GSEs. The balances for these DRAs are disclosed in the settlement column of Table 21—Rollforward of the Active Pipeline and reflect the UPB of loans settled under the DRAs.

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices and other requests for the three months ended March 31, 2014 and 2013:

Table 21—Rollforward of the Active Pipeline

	January 1, 2014		Inflows		Resolutions		Settlement		Adjustments (d)		March 31, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	301	$62,003	176	$34,505	(75)	$(14,320)	(32)	$(5,327)	4	$623	374	$77,484
FHLMC (a)	237	48,866	32	6,465	(134)	(25,330)	(31)	(6,488)	2	(135)	106	23,378
GNMA	9	953	1	167	(1)	(270)	—	—	(5)	(486)	4	364
Non-Agency whole loan-related	159	21,353	18	2,673	(27)	(2,389)	—	—	5	487	155	22,124
MI Cancellations	140	28,239	139	26,284	(79)	(15,356)	—	—	5	1,441	205	40,608
MI Curtailments (b)	52	12,517	98	15,717	(7)	(509)	—	—	17	2,230	160	29,955
Other requests (c)	152	23,221	41	5,951	(28)	(4,763)	(8)	(1,634)	(7)	(912)	150	21,863

Total	1,050	$197,152	505	$91,762	(351)	$(62,937)	(71)	$(13,449)	21	$3,248	1,154	$215,776

	January 1, 2013		Inflows		Resolutions		Settlement		Adjustments (d)		March 31, 2013
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA	1,078	$217,648	618	$132,933	(838)	$(168,406)	—	$—	(41)	$(9,550)	817	$172,625
FHLMC	198	46,321	88	19,435	(180)	(41,699)	—	—	(1)	(285)	105	23,772
GNMA	8	628	3	651	(1)	(128)	—	—	—	—	10	1,151
Non-Agency whole loan-related	18	2,722	11	1,851	(9)	(1,559)	—	—	—	—	20	3,014
MI Cancellations	160	32,849	91	17,917	(124)	(26,615)	—	—	19	5,906	146	30,057
Other requests (c)	189	33,647	128	27,661	(137)	(30,045)	—	—	(11)	(2,975)	169	28,288

Total	1,651	$333,815	939	$200,448	(1,289)	$(268,452)	—	$—	(34)	$(6,904)	1,267	$258,907

Certain previously reported amounts have been reclassified to agree with current presentation.

a)	Inflows represent amounts excluded from the DRAs.
b)	Beginning in first quarter 2014, FHN began tracking MI curtailments as a separate category within the repurchase pipeline. During 2013 MI curtailments were included with Other requests.
c)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers. 2013 also included MI curtailments.
d)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.

As of March 31, 2014, agencies accounted for a majority of the repurchase/make-whole requests in the active pipeline and 70 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs. Consistent with originations, a majority of claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from agencies decreased $111.9 million to $41.1 million in first quarter 2014 from first quarter 2013 reflecting the DRAs reached with two GSEs. Total MI cancellation notices received increased $8.4 million compared to a year ago at $26.3 million in first quarter 2014. Beginning in first quarter 2014, FHN began tracking MI curtailments in a separate category within the pipeline as these claims represent a much smaller risk than repurchase/make-whole loans. Prior to first quarter 2014 MI curtailments were included in the other requests bucket within the pipeline.

Resolutions disclosed in Table 21 – Rollforward of the Active Pipeline include both favorable and unfavorable resolutions. The UPB of actual repurchases, make-whole, settlement resolutions, which was $15.5 million and $86.0 million during first quarter 2014 and 2013, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 22 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $26.8 million and $125.8 million in first quarter 2014 and 2013, respectively, represent the amount of repurchase requests and make-whole claims that FHN was able to resolve without incurring loss. Of the loans resolved in first quarter 2014 relating to actual repurchase or make-whole claims, excluding the first quarter DRA with a GSE, FHN was successful in favorably resolving approximately 63 percent of the claims compared to 59 percent in first quarter 2013. Resolutions related to other, MI cancellations, MI curtailments, and information requests, which were $20.6 million and $56.7 million during first quarter 2014 and 2013, respectively, include providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a request for repurchase, or for make-whole or loss reimbursement, is submitted and such request is unfavorably resolved.

Repurchase Accrual Methodology

Over the past several years FHN’s approach for determining the adequacy of the repurchase and foreclosure reserve has evolved based on information available including estimated loss content within the active pipeline, loss content associated with loans in which MI coverage was ultimately lost, information made available by Fannie Mae to FHN which provided significant insight into their file selection and review process for loans previously sold by FHN to Fannie Mae with repurchase risk, as well as information received in connection with DRAs that FHN entered into with Fannie Mae and Freddie Mac in fourth quarter 2013 and first quarter 2014, respectively. Cumulative average loss severities range between 50 and 60 percent of the UPB subject to repurchase/make-whole. Repurchase rates vary based on investor, vintage, and claim type.

Repurchase Accrual Approach

Throughout 2013, FHN revised its loss estimate associated with repurchase obligations for loans sold to Fannie Mae and Freddie Mac based on quarterly information received from Fannie Mae, until entering into the DRA mentioned above. Until fourth quarter 2013, loss estimates for Freddie Mac were extrapolated from information on FHN’s Fannie Mae exposure.

In first and second quarters 2013, FHN first analyzed and estimated the loss content associated with outstanding repurchase/make-whole claims currently in the active pipeline. Then, FHN estimated probable losses associated with projected requests from Fannie Mae. The ability to project repurchase requests from Fannie Mae resulted from information provided by Fannie Mae that segmented the population of FHN loans into three categories: 1) loans that then were currently selected for review, 2) liquidated loans that then were likely to be selected for review in the future, and 3) seriously delinquent loans that then were likely to be selected for review in the future. Fannie Mae also provided FHN with its average historical repurchase request rates for loans after they had been selected for review. FHN utilized this information to estimate the average historical repurchase rate on the three segments described above that could have resulted in future repurchase requests from Fannie Mae. FHN’s historical average cumulative loss severities and repurchase rates were then applied to the projected repurchase requests to estimate the associated probable losses.

Prior to third quarter 2013, FHN’s repurchase loss estimate for loans sold to the GSEs focused on loans sold from 2005 through 2008. In the fourth quarter of 2013, as mentioned above, FHN entered into a DRA with Fannie Mae. In February 2014, as mentioned above, FHN entered into a DRA with Freddie Mac. Each DRA resolved certain legacy selling representation and warranty repurchase obligations associated with loans originated from 2000 to 2008 excluding certain loans FHN no longer serviced at the time of the DRA. Under each DRA FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have obligations related to mortgage insurance rescissions, cancellations and denials. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for mortgage insurance cancellations and denials to the extent attributable to the acts of the current servicer.

Repurchase obligations and estimates for probable incurred losses associated with loan populations not included in the DRAs, including obligations related to future mortgage insurance cancellations, loans previously included in bulk servicing sales, and other loan sales, are included in FHN’s remaining repurchase liability as of March 31, 2014.

In first quarter 2014, in determining the loss content of GSE loans subject to repurchase requests excluded from the DRA settlements mentioned above (bulk sales), FHN applies a vintage level estimate of all loans sold to the GSEs that were not included in the settlements and which have not had a prior repurchase resolution. First pre-payment, default, and claim rate estimates are applied by vintage to estimate the aggregate claims expected but not yet resolved. Historical loss factors for each sale vintage and repurchase rates are then applied to estimate total loss content. Loss content related to other whole loan sales is estimated by applying the historical average repurchase and loss severity rates to the current UPB in the active pipeline to calculate estimated losses attributable to the current pipeline. FHN then uses an internal model to calculate loss content on estimated future inflows by applying historical average loss repurchase and severity rates to historical average inflows. For purposes of estimating loss content, FHN also considers MI cancellations. When assessing loss content related to loans where MI has been cancelled, FHN applies historical loss factors (including probability and loss severity ratios) to the total unresolved MI cancellations in the active pipeline, as well as applying these factors to historical average inflows to estimate loss content. Additionally, FHN identifies estimated losses related to MI curtailment requests.

Management continually monitors the repurchase pipeline, including inflows, rescission and loss severity rates, and resolutions, as well as other factors in consideration of the overall adequacy of the repurchase liability.

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform and were not material as of first quarter 2014 and 2013.

The following table provides a rollforward of the legacy mortgage repurchase liability for the three months ended March 31, 2014 and 2013:

Table 22—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Legacy Mortgage
Beginning balance	$165,091	$232,390
Provision for repurchase and foreclosure losses	—	—
Net realized losses	(20,031)	(48,551)

Balance on March 31	$145,060	$183,839

The liability for legacy mortgage repurchase and foreclosure losses was $145.1 million and $183.8 million as of March 31, 2014 and 2013, respectively. In first quarter 2014 and 2013, FHN did not recognize expense to the repurchase and foreclosure provision. In first quarter 2014 compared to 2013, both the success rates on putbacks on repurchases in the pipeline and the loss severity rates have improved.

Net realized losses for the repurchase of first lien loans or make-whole payments were $20.0 million during first quarter 2014 compared with $48.6 million during first quarter 2013. In first quarter 2014, excluding the first quarter 2014 DRA, FHN had a 52 percent loss severity rate compared to a 55 percent loss severity rate in first quarter 2013.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during first quarter 2014 was $7.1 million compared with $39.0 million during first quarter 2013. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet, except that if a loan is delinquent when repurchased it is immediately classified as nonperforming.

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

Since second quarter 2012 FHN has been cooperating with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain FHA-insured loans. During second quarter 2013 DOJ and HUD provided FHN with preliminary findings of the investigation, which focused on a small sample of loans and remained incomplete. FHN completed its own analysis of the sample and has provided information to DOJ and HUD. Discussions between the parties are continuing as to various matters, including certain factual information. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter and has established no liability for it. Additional information concerning this matter is provided in this Quarterly Report in Note 11—Contingencies and Other Disclosures.

Other FHN Mortgage Exposures and Trends

Although FHN has received no repurchase requests from the trustee of FH proprietary securitizations, as described in Note 11 – Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH proprietary securitizations. As of March 31, 2014, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitizations based on breaches of representations and warranties.

In addition, also as described in Note 11, many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. In such other whole loan sales FHN made representations and warranties concerning the loans sold and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. Currently the following categories of actions are pending which involve FHN and non-GSE whole-loan sales: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated loans.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Uncertainties remain surrounding the national economy, the housing market, the regulatory and political environment, U.S. government spending generally, and economic and political situations outside the U.S. and will continue to present challenges for FHN in 2014. Although during most of 2013, the national economy exhibited signs of improvement, improvement has been uneven and economic conditions, which remain stressed, could regress. While asset quality at FHN has improved due to active risk management and borrowers adjusting to the prolonged difficult operating environment, external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, despite resolving certain selling representation and warranties repurchase obligations to GSEs, the ongoing economic stress and uncertainty in the housing market could affect borrower defaults and actions by MI companies resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies within this MD&A, and Note 11 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

Although FHN has little direct exposure to non-U.S.-dollar-denominated assets or to foreign sovereign debt, major adverse events outside the U.S. could have an indirect impact on FHN. Because the U.S. economy and the businesses of many of our customers are linked significantly to global economic and market conditions a major adverse event could negatively impact liquidity in the U.S. causing funding costs to rise, or could potentially limit availability of funding through conventional markets in a worst-case scenario. FHN also could be adversely affected by events outside of the U.S. impacting hedging or other counterparties, customers with non-U.S. businesses and/or assets denominated in foreign currencies, the U.S. economy, interest rates, inflation/deflation rates, and the regulatory environment should there be a political response to major financial disruptions, all of which could have a financial impact on FHN.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Act”) made a substantial number of significant changes to how financial services companies are regulated. Many of the changes in the Reform Act are not complete but instead depend upon new regulations to be issued or interpreted in the future. It could be several years before all the impacts are known. Overall, FHN expects that the Reform Act and its regulations are likely to increase FHN’s regulatory compliance and certain other costs significantly, and they are likely to constrain operations and revenues in some respects, perhaps significantly in some areas.

In 2013, regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III”. The revised standards create a new emphasis on Common Equity Tier 1 Capital, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards will begin applying to FHN January 1, 2015. Since the standards are new, a number of interpretive questions remain unresolved by the regulators. Had the final rule been fully phased in and effective as of March 31, 2014, FHN estimates that it would have remained a well-capitalized institution. Under the final rule as fully phased in, based on a preliminary assessment, the Common Equity Tier 1 Capital ratio at March 31, 2014, would have decreased by approximately 30 basis points had the amended rule been in effect.

In July 2013, a federal district court ruled that the Federal Reserve exceeded its authority under the so-called Durbin amendment of the Reform Act in setting debit card interchange rates in 2011. The Federal Reserve’s action had reduced prevailing market rates substantially by capping them generally at 21 cents per transaction. The district court held that rate cap to be higher than the Reform Act allowed, among other rulings against the Federal Reserve’s 2011 actions. In March 2014, the district courts’ ruling was reversed by a three-judge appellate panel. Further proceedings are possible before the case is finally resolved. During 2013 and first quarter 2014, FHN’s revenues from debit card interchange fees averaged just over $5 million per quarter.

Governmental Litigation Environment

Like many other banks involved in mortgage lending prior to 2009, FHN is defending various legal actions, and may be facing the possibility of still others, primarily connected with the origination and the sale, securitization, or government insurance of residential mortgage loans. In many of those actions a governmental agency or government-insured agent is or may become the plaintiff. Refer to Note 11 – Contingencies and Other Disclosures for additional information about those pending and prospective matters directly involving FHN. Recently there have been several significant settlements, or reports of potential settlements, with governmental entities that have been publicly reported or publicly announced by several large financial institutions.

As discussed in Note 11—Contingencies and Other Disclosures, many of the governmental actions, investigations, and claims involving FHN are in relatively early stages. However, the trend of large settlements with governmental entities may adversely affect FHN’s negotiating position in these matters.

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

If these decisions are not appealed, or if they are upheld on appeal, FHN’s litigation position in pending or threatened mortgage-related matters may be adversely affected. Moreover, these decisions could expose FHN to additional mortgage-related actions by governmental authorities beyond any currently pending or known to be threatened.

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

FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices that were not transferred in 2008, were outsourced through a three-year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In fourth quarter 2013, FHN contracted to sell a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing is to be transferred to the buyer in stages, which was substantially completed in first quarter 2014. The servicing still retained by FHN continues to be subserviced by the 2011 subservicer under a subservicing agreement amended and extended through 2014.

In 2011 regulators entered into consent decrees with several institutions requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. The 2008 subservicer was subject to a consent decree and its parent company agreed to pay related monetary sanctions, among other things. In 2012, the 2008 subservicer, along with certain others, entered into a settlement agreement with the OCC which replaced the consent decree. The settlement required remediation for all borrowers with “in-process” foreclosures dating from 2009 or 2010 and certain other foreclosure-avoidance assistance from parties to the settlement. The remediation process was substantially completed in 2013.

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

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement, totaling $8.6 million, that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs and servicing timeline penalties, compensatory damages, and curtailments charged prior to the servicing transfer by GSEs and a government agency in connection with FHN’s transfer of subservicing to its 2011 subservicer. The 2008 subservicer also is seeking reimbursement from FHN for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and supervisory guidance relating to foreclosure review (collectively, “foreclosure review expenditures”). The foreclosure review expenditures for which the 2008 subservicer has sought reimbursement total $34.9 million. Additional reimbursement requests may be made. FHN disputes that it has any responsibility or liability for either demand. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously. FHN disagrees with the 2008 subservicer’s position and has made no reimbursements. FHN also believes that certain amounts billed to FHN by agencies for penalties and curtailments on claims by MI insurers for actions by the 2008 subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the 2008 subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

FHN anticipates continued compliance challenges relating to foreclosure, loss mitigation and servicing practices in connection with its efforts to comply with regulations and standards issued by the OCC and the Bureau including those relating to vendor management and changes in applicable state law relating to foreclosure and loss mitigation.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 61 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013, which section is incorporated into this report by this reference.

ACCOUNTING STANDARD UPDATES ISSUED BUT NOT CURRENTLY EFFECTIVE

In January 2014, the FASB issued ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). A reporting entity should evaluate whether the conditions have been met to apply the proportional amortization method to an investment in a qualified affordable housing project through a limited liability entity at the time of initial investment on the basis of facts and circumstances that exist at that time. A reporting entity should reevaluate the conditions upon the occurrence of certain specified events. An investment in a qualified affordable housing project through a limited liability entity should be tested for impairment when there are events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. The provisions of ASU 2014-01 are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, and will be applied retrospectively to all periods presented. Early adoption is permitted. FHN is evaluating the effects of ASU 2014-01 on its portfolio of low income housing investments.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt ASU 2014-04 using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity should apply ASU 2014-04 by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. Early adoption is permitted. FHN is evaluating the requirements of ASU 2014-04 with respect to its current foreclosure accounting practices.

NON-GAAP INFORMATION

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 23—Non-GAAP to GAAP Reconciliation

	Three Months Ended March 31
(Dollars in thousands)	2014	2013
Net interest income adjusted for impact of fully taxable equivalent (“FTE”) (Non-GAAP)
Net interest income (GAAP)	$152,359	$161,382
FTE adjustment	1,987	1,787

Net interest income adjusted for impact of FTE (Non-GAAP)	$154,346	$163,169

	March 31		December 31
(Dollars in thousands)	2014	2013	2013
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,666,486	$2,738,558	$2,618,976
Less: Noncontrolling interest—FTBNA preferred stock (b)	294,816	294,816	294,816
Less: Preferred stock	95,624	95,624	95,624
Less: Trust preferred (c)	200,000	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,076,046	$2,148,118	$2,028,536

Risk Weighted Assets
(C) Risk weighted assets (a)	$18,694,719	$20,192,003	$18,878,594

Total Assets
(D) Total assets (GAAP)	$23,941,989	$24,803,048	$23,789,833

Ratios
(B)/(C) Tier 1 common to risk weighted assets (Non-GAAP)	11.10%	10.64%	10.75%
(A)/(D) Tier 1 capital to total assets (GAAP)	11.14%	11.04%	11.01%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Defined by and calculated in conformity with bank regulations.
(b)	Represents FTBNA preferred stock included in noncontrolling interest. Included in Total equity on the Consolidated Condensed Statements of Condition.
(c)	Included in Term borrowings on the Consolidated Condensed Statements of Condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 99 of this report and the subsections entitled “Market Risk Management” beginning on page 99 and “Interest Rate Risk Management” beginning on page 101 of this report,

(b)	Note 15 to the Consolidated Condensed Financial Statements appearing on pages 49-54 of this report,

(c)	Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in FHN’s 2013 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 42 of that Report and the subsections entitled “Market Risk Management” beginning on page 43 and “Interest Rate Risk Management” appearing on pages 46-48 of that Report, and

(d)	Note 25 to the Consolidated Financial Statements appearing on pages 184-190 of FHN’s 2013 Annual Report to shareholders,

all of which materials are incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and related Notes appearing in FHN’s 2013 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2013. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

Part II.

OTHER INFORMATION

Item 1 Legal Proceedings

The “Contingencies” section of Note 11 to the Consolidated Condensed Financial Statements beginning on page 29 of this Report is incorporated into this Item by reference.

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)     Not Applicable

(c)	The table captioned “Issuer Purchases of Common Stock,” including the explanatory notes, is incorporated herein by reference to Table 9 and explanatory notes included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 88 of this report.

Items 3, 4, and 5

Not applicable

Item 6. Exhibits

(a) Exhibits

Exhibits marked * represent management contracts or compensatory plans or arrangements required to be identified as such and filed as exhibits.

Exhibits marked ** are “furnished” pursuant to 18 U.S.C. Section 1350 and are not “filed” as part of this Report or as a separate disclosure document.

Exhibits marked *** contain or consist of interactive data file information which is unaudited and unreviewed.

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

Exhibit No.	Description

4	The Corporation agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of the Corporation and its consolidated subsidiaries.

10.1*	Form of Grant Notice for Executive Performance Stock Units—Core ROE Rank [2014]

10.2*	Form of Grant Notice for Executive Performance Stock Units—Total Corporate Performance [2014]

10.3*	Form of Grant Notice for Executive Stock Options [2014]

10.4*	Form of Grant Notice for Executive Restricted Stock Units [2014]

10.5*	Form of Grant Notice for MIP—Driven Restricted Stock Units [2014]

12	Consolidated ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends, and information regarding computation of those ratios

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 186-188 in the Corporation’s 2013 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 29, 2014 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2013. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO( pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***

The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2014 and 2013, and December 31, 2013; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2014 and 2013; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014 and 2013; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

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

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: May 8, 2014	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibits marked * represent management contracts or compensatory plans or arrangements required to be identified as such and filed as exhibits.

Exhibits marked ** are “furnished” pursuant to 18 U.S.C. Section 1350 and are not “filed” as part of this Report or as a separate disclosure document.

Exhibits marked *** contain or consist of interactive data file information which is unaudited and unreviewed.

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

Exhibit No.	Description

4	The Corporation agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of the Corporation and its consolidated subsidiaries.

10.1*	Form of Grant Notice for Executive Performance Stock Units—Core ROE Rank [2014]

10.2*	Form of Grant Notice for Executive Performance Stock Units—Total Corporate Performance [2014]

10.3*	Form of Grant Notice for Executive Stock Options [2014]

10.4*	Form of Grant Notice for Executive Restricted Stock Units [2014]

10.5*	Form of Grant Notice for MIP—Driven Restricted Stock Units [2014]

12	Consolidated ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends, and information regarding computation of those ratios

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 186-188 in the Corporation’s 2013 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 29, 2014 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2013. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***

The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2014 and 2013, and December 31, 2013; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2014 and 2013; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014 and 2013; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase