Form 10-Q
period 2014-06-30
FIRST HORIZON NATIONAL CORP
filed 2014-08-07
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2014
Common Stock, $.625 par value	237,146,617

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands, except restricted and per share amounts)(Unaudited)	2014	2013	2013
Assets:
Cash and due from banks (Restricted—$—million on June 30, 2014; and $1.2 million on June 30, 2013 and December 31, 2013)	$417,108	$382,601	$349,216
Federal funds sold	51,537	52,169	66,079
Securities purchased under agreements to resell (Note 16)	624,477	602,126	412,614

Total cash and cash equivalents (Restricted—$—million on June 30, 2014; and $1.2 million on June 30, 2013 and December 31, 2013)	1,093,122	1,036,896	827,909

Interest-bearing cash	255,920	344,150	730,297
Trading securities	1,150,280	1,267,348	801,718
Loans held-for-sale	358,945	385,105	370,152
Securities available-for-sale (Note 3) (a)	3,576,542	3,228,379	3,398,457
Securities held-to-maturity (Note 3)	4,279	—	—
Loans, net of unearned income (Restricted—$.1 billion on June 30, 2014; June 30, 2013; and December 31, 2013) (Note 4) (a)	15,795,709	16,197,952	15,389,074
Less: Allowance for loan losses (Restricted—$.7 million on June 30, 2014; $3.8 million on June 30, 2013; and $4.4 million on December 31, 2013) (Note 5)	243,628	261,934	253,809

Total net loans (Restricted—$.1 billion on June 30, 2014; June 30, 2013; and December 31, 2013) (a)	15,552,081	15,936,018	15,135,265

Mortgage servicing rights (Note 6)	3,197	113,853	72,793
Goodwill (Note 7) (a)	141,943	140,479	141,943
Other intangible assets, net (Note 7)	20,025	23,144	21,988
Capital markets receivables	174,224	151,660	45,255
Premises and equipment, net (a)	300,533	314,764	305,244
Real estate acquired by foreclosure (a)	57,552	69,901	71,562
Derivative assets (Note 15)	162,067	235,759	181,866
Other assets (Restricted—$.4 million on June 30, 2014; $1.7 million on June 30, 2013; and $1.9 million on December 31, 2013) (a)	1,372,040	1,605,344	1,685,384

Total assets (Restricted—$.1 billion on June 30, 2014; June 30, 2013; and December 31, 2013) (a)	$24,222,750	$24,852,800	$23,789,833

Liabilities and equity:
Deposits:
Savings	$6,317,197	$6,928,447	$6,732,326
Time deposits	808,822	1,051,327	951,755
Other interest-bearing deposits	4,014,071	3,825,235	3,859,079
Certificates of deposit $100,000 and more	503,597	602,921	553,957

Interest-bearing	11,643,687	12,407,930	12,097,117
Noninterest-bearing	4,513,800	4,603,954	4,637,839

Total deposits	16,157,487	17,011,884	16,734,956

Federal funds purchased	947,946	1,142,749	1,042,633
Securities sold under agreements to repurchase (Note 16)	475,530	433,761	442,789
Trading liabilities	706,119	596,869	368,348
Other short-term borrowings	1,073,250	446,909	181,146
Term borrowings (Restricted—$.1 billion on June 30, 2014; June 30, 2013; and December 31, 2013)	1,501,209	1,800,255	1,739,859
Capital markets payables	95,299	90,231	21,173
Derivative liabilities (Note 15)	138,336	198,489	154,280
Other liabilities (a)	501,423	585,245	603,898

Total liabilities (Restricted—$.1 billion on June 30, 2014; June 30, 2013; and December 31, 2013) (a)	21,596,599	22,306,392	21,289,082

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock—Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share—(shares authorized—1,000; shares issued—1,000 on June 30, 2014, June 30, 2013 and December 31, 2013)	95,624	95,624	95,624
Common stock—$.625 par value (shares authorized—400,000,000; shares issued—237,146,617 on June 30, 2014; 240,554,552 on June 30, 2013; and 236,369,554 on December 31, 2013)	148,217	150,347	147,731
Capital surplus	1,416,012	1,416,563	1,416,767
Undivided profits	792,978	777,108	695,207
Accumulated other comprehensive loss, net (Note 9)	(122,111)	(188,665)	(150,009)

Total First Horizon National Corporation Shareholders’ Equity	2,330,720	2,250,977	2,205,320

Noncontrolling interest (a)	295,431	295,431	295,431

Total equity (a)	2,626,151	2,546,408	2,500,751

Total liabilities and equity (Restricted—$.1 billion on June 30, 2014; June 30, 2013; and December 31, 2013) (a)	$24,222,750	$24,852,800	$23,789,833

See accompanying notes to consolidated condensed financial statements.

(a)	June 30, 2013 balance has been re-presented due to purchase accounting adjustments made in third quarter 2013.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands except per share data, unless otherwise noted)(Unaudited)	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$142,710	$151,314	$281,367	$304,599
Interest on investment securities available-for-sale	23,650	20,664	46,784	41,526
Interest on investment securities held-to-maturity	66	—	132	—
Interest on loans held-for-sale	3,209	3,169	6,424	6,671
Interest on trading securities	7,687	8,770	15,792	17,051
Interest on other earning assets	37	74	444	543

Total interest income	177,359	183,991	350,943	370,390

Interest expense:
Interest on deposits:
Savings	2,792	3,689	5,875	8,086
Time deposits	2,486	4,064	5,548	8,281
Other interest-bearing deposits	746	1,013	1,564	2,158
Certificates of deposit $100,000 and more	869	1,550	1,892	3,111
Interest on trading liabilities	4,087	3,354	7,658	6,550
Interest on short-term borrowings	1,195	1,156	2,300	2,462
Interest on term borrowings	8,416	9,146	16,979	18,341

Total interest expense	20,591	23,972	41,816	48,989

Net interest income	156,768	160,019	309,127	321,401
Provision for loan losses	5,000	15,000	15,000	30,000

Net interest income after provision for loan losses	151,768	145,019	294,127	291,401

Noninterest income:
Capital markets	47,680	69,265	104,520	148,428
Deposit transactions and cash management	27,911	28,254	54,367	55,910
Brokerage, management fees and commissions	12,843	10,540	25,119	19,888
Mortgage banking	8,861	5,589	27,890	14,962
Bankcard income	7,919	5,299	12,439	10,181
Trust services and investment management	7,309	6,950	14,053	13,278
Bank-owned life insurance	3,312	3,946	9,344	9,418
Other service charges	3,143	3,503	5,988	6,589
Insurance commissions	611	730	1,048	1,330
Equity securities gains/(losses), net	(1,923)	4	3,734	28
Debt securities gains/(losses), net	—	(355)	—	(355)
All other income and commissions (Note 8)	9,235	8,907	14,129	19,402

Total noninterest income	126,901	142,632	272,631	299,059

Adjusted gross income after provision for loan losses	278,669	287,651	566,758	590,460

Noninterest expense:
Employee compensation, incentives, and benefits (three and six months ended June 30, 2014, include $1.1 million and $1.7 million, respectively, and three and six months ended June 30, 2013, include $2.9 million and $5.4 million, respectively, of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	119,659	130,500	238,888	269,684
Occupancy	11,944	11,785	29,536	24,607
Computer software	11,087	9,608	21,743	19,684
Operations services	8,804	8,842	17,786	16,912
Equipment rentals, depreciation, and maintenance	7,442	7,597	15,291	15,417
Legal and professional fees	6,151	14,065	21,190	25,236
Contract employment and outsourcing	5,318	8,581	9,643	17,620
Advertising and public relations	4,312	4,121	10,220	8,068
Communications and courier	3,948	4,531	8,172	8,968
FDIC premium expense	1,136	5,037	5,127	11,048
Amortization of intangible assets	981	928	1,963	1,856
Foreclosed real estate	439	1,287	1,223	2,726
All other expense (Note 8)	(15,889)	20,526	4,764	46,122

Total noninterest expense	165,332	227,408	385,546	467,948

Income/(loss)before income taxes	113,337	60,243	181,212	122,512
Provision/(benefit) for income taxes (three and six months ended June 30, 2014, include $.4 million and $.7 million, respectively, and three and six months ended June 30, 2013, include $1.1 million and $2.1 million, respectively, of income tax benefit reclassified from accumulated other comprehensive income)	32,157	15,008	50,802	32,738

Income/(loss) from continuing operations	81,180	45,235	130,410	89,774
Income/(loss) from discontinued operations, net of tax (a)	—	1	—	431

Net income/(loss)	$81,180	$45,236	$130,410	$90,205

Net income attributable to noncontrolling interest	2,859	2,843	5,672	5,656

Net income/(loss) attributable to controlling interest	$78,321	$42,393	$124,738	$84,549

Preferred stock dividends	1,550	1,550	3,100	2,738

Net income/(loss) available to common shareholders	$76,771	$40,843	$121,638	$81,811

Basic earnings/(loss) per share from continuing operations (Note 10)	$0.33	$0.17	$0.52	$0.34

Diluted earnings/(loss) per share from continuing operations (Note 10)	$0.32	$0.17	$0.51	$0.34

Basic earnings/(loss) per share (Note 10)	$0.33	$0.17	$0.52	$0.34

Diluted earnings/(loss) per share (Note 10)	$0.32	$0.17	$0.51	$0.34

Weighted average common shares (Note 10)	235,797	239,248	235,492	240,055

Diluted average common shares (Note 10)	237,250	240,891	237,325	241,859

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Income/(loss) from discontinued operations, net of tax have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (unaudited)	2014	2013	2014	2013
Net income/(loss)	$81,180	$45,236	$130,410	$90,205
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available-for-sale	17,358	(39,152)	26,837	(45,811)
Recognized pension and other employee benefit plans net periodic benefit costs	650	2,126	1,061	3,489

Other comprehensive income/(loss)	18,008	(37,026)	27,898	(42,322)

Comprehensive income/(loss)	99,188	8,210	158,308	47,883

Comprehensive income attributable to noncontrolling interest	2,859	2,843	5,672	5,656

Comprehensive income/(loss) attributable to controlling interest	$96,329	$5,367	$152,636	$42,227

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2014			2013
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,205,320	$295,431	$2,500,751	$2,214,041	$295,165	$2,509,206
Net income/(loss)	124,738	5,672	130,410	84,549	5,656	90,205
Other comprehensive income/(loss) (a)	27,898	—	27,898	(42,322)	—	(42,322)

Comprehensive income/(loss)	152,636	5,672	158,308	42,227	5,656	47,883

Preferred stock issuance (1,000 shares issued at $100,000 per share net of offering costs)	—	—	—	95,624	—	95,624
Cash dividends declared:
Preferred stock ($3,100 per share and $2,738 per share for the six months ended June 30, 2014 and 2013, respectively)	(3,100)	—	(3,100)	(2,738)	—	(2,738)
Common stock ($.10 per share)	(23,875)	—	(23,875)	(24,376)	—	(24,376)
Common stock repurchased (b)	(4,871)	—	(4,871)	(81,156)	—	(81,156)
Common stock issued for:
Stock options and restricted stock—equity awards	620	—	620	257	—	257
Stock-based compensation expense	5,687	—	5,687	8,291	—	8,291
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(5,672)	(5,672)	—	(5,656)	(5,656)
Tax benefit reversals—stock-based compensation plans	(1,705)	—	(1,705)	(1,277)	—	(1,277)
Real estate investment trust (“REIT”) preferred stock issuance	—	—	—	—	92	92
Acquired noncontrolling interest-REIT (c)	—	—	—	—	174	174
Other changes in equity	8	—	8	84	—	84

Balance, June 30 (c)	$2,330,720	$295,431	$2,626,151	$2,250,977	$295,431	$2,546,408

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2013 includes $77.9 million repurchased under the share repurchase program launched in 2011 including $40.0 million associated with a prepaid variable share repurchase agreement.
(c)	Second quarter 2013 balance has been re-presented due to purchase accounting adjustments made in third quarter 2013.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2014	2013
Operating Activities
Net income/(loss)	$130,410	$90,205
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	15,000	30,000
Provision/(benefit) for deferred income taxes	9,597	34,642
Depreciation and amortization of premises and equipment	18,016	17,794
Amortization of intangible assets	1,963	1,856
Net other amortization and accretion	8,003	19,266
Net (increase)/decrease in derivatives	559	10,528
Fair value adjustment on mortgage servicing rights	(1,246)	(11,335)
Fair value adjustment on foreclosed real estate	1,391	2,951
Litigation and regulatory matters	490	6,070
(Gains)/losses on divestitures	—	(638)
Stock-based compensation expense	5,687	8,291
Tax benefit reversals stock-based compensation plans	1,705	1,277
Equity securities (gains)/losses, net	(3,734)	(28)
Debt securities (gains)/losses, net	—	355
(Gains)/losses on extinguishment of debt	4,350	—
Loss on deconsolidation of debt	1,960	—
Net (gains)/losses on sale/disposal of fixed assets	2,114	774
Proceeds from sale of mortgage servicing rights	69,919	—
Net (increase)/decrease in:
Trading securities	(347,692)	(7,456)
Loans held-for-sale	11,207	16,832
Capital markets receivables	(128,969)	(33,888)
Interest receivable	2,076	1,882
Other assets	322,467	62,487
Net increase/(decrease) in:
Capital markets payables	74,126	(20,098)
Interest payable	(595)	(2,118)
Other liabilities	(151,064)	(173,881)
Trading liabilities	337,771	32,440

Total adjustments	255,101	(1,997)

Net cash provided/(used) by operating activities	385,511	88,208

Investing Activities
Available-for-sale securities:
Sales	4,555	18,897
Maturities	310,067	568,419
Purchases	(449,425)	(760,374)
Premises and equipment:
Sales	32	—
Purchases	(15,451)	(15,945)
Net (increase)/decrease in:
Loans	(431,786)	689,539
Interests retained from securitizations classified as trading securities	689	2,828
Interest-bearing cash	474,377	36,207
Cash receipts related to divestitures	—	1,638
Cash received for acquisition	—	54,872

Net cash provided/(used) by investing activities	(106,942)	596,081

Financing Activities
Common stock:
Stock options exercised	624	257
Cash dividends paid	(23,878)	(14,494)
Repurchase of shares (a)	(4,871)	(81,156)
Tax benefit reversals stock-based compensation plans	(1,705)	(1,277)
Preferred stock issuance	—	95,624
Cash dividends paid—preferred stock—noncontrolling interest	(5,687)	(5,687)
Cash dividends paid—Series A preferred stock	(3,100)	(1,188)
Term borrowings:
Payments/maturities	(228,850)	(387,564)
Increases in restricted and secured term borrowings	2,089	3,552
Net increase/(decrease) in:
Deposits	(578,136)	20,077
Short-term borrowings	830,158	(381,799)

Net cash provided/(used) by financing activities	(13,356)	(753,655)

Net increase/(decrease) in cash and cash equivalents	265,213	(69,366)

Cash and cash equivalents at beginning of period	827,909	1,106,262

Cash and cash equivalents at end of period	$1,093,122	$1,036,896

Supplemental Disclosures
Total interest paid	$41,626	$50,299
Total taxes paid	31,950	4,787
Total taxes refunded	1,880	4,687
Transfer from loans to other real estate owned	11,505	8,817

See accompanying notes to consolidated condensed financial statements.

(a)	2013 includes $77.9 million repurchased under the share repurchase program launched in 2011, including $40.0 million associated with a prepaid variable share repurchase agreement.

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2014 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2013 Annual Report to shareholders, which were filed as Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2013.

Summary of Accounting Changes. Effective January 2014, FHN adopted provisions of FASB ASU 2013-11 “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Generally, ASU 2013-11 requires that an unrecognized tax benefit should reduce a deferred tax asset (“DTA”) that has been established for a net operating loss (“NOL”), a tax credit carryforward, or other similar tax losses. However, if a filer does not have such carryforwards or similar tax losses at the reporting date, the uncertain tax position should be recorded as a liability. If a filer does have a DTA, but is not required by tax law of the applicable jurisdiction to use the DTA to settle additional taxes from the disallowance of a tax position and that is the filer’s intent, the uncertain tax position should be recognized as a liability in that situation as well and not netted with the DTA. The assessment of whether a DTA is available is based on the unrecognized tax benefit and DTA that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The adoption of provisions of ASU 2013-11, did not have a material effect on FHN’s statement of condition, results of operations, or cash flows.

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

Note 1 – Financial Information (Continued)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of ASU 2014-09 on its revenue recognition practices.

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 makes two changes to accounting for repurchase agreements. First, it requires secured borrowing accounting for repurchase-to-maturity transactions. Second, it requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 also requires additional disclosures for repurchase transactions that are recognized as secured borrowings, including disaggregation by class of collateral, the remaining contractual tenor of the arrangements and the risks inherent in the agreements. Adoption of ASU 2014-11 will only affect FHN’s disclosures as it does not execute repurchase-to maturity or repurchase financing transactions. These disclosure revisions are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition in determining expense recognition for the award. Thus, compensation cost is recognized over the requisite service period based on the probability of achievement of the performance condition. Expense is adjusted after the requisite service period for changes in the probability of achievement. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will have no effect on FHN.

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

On May 27, 2014, FTBNA entered into an agreement to purchase thirteen bank branches. The purchase of the branches is expected to close in the second half of 2014, subject to approval by regulators and customary closing conditions. The branches are in communities in Middle and East Tennessee including Waverly, Columbia, Lawrenceburg, Lewisburg, Sparta, Rockwood, Greeneville, Kingston, Bristol, Johnson City, and Kingsport. FTBNA would assume approximately $660 million of deposits at a deposit premium of 3.32 percent based on deposit balances near the time the transaction closes. FTBNA will acquire an immaterial amount of loans as part of the transaction.

FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on June 30, 2014 and 2013:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale (“AFS”):
U.S. treasuries	$39,995	$4	$—	$39,999
Government agency issued mortgage-backed securities (“MBS”)	724,785	39,679	(1,622)	762,842
Government agency issued collateralized mortgage obligations (“CMO”)	2,582,242	21,211	(34,065)	2,569,388
Other U.S. government agencies	1,973	88	—	2,061
States and municipalities	15,155	—	—	15,155
Equity and other (a)	187,106	17	(26)	187,097

Total securities available-for-sale (b)	$3,551,256	$60,999	$(35,713)	$3,576,542

Securities held-to-maturity (“HTM”):
States and municipalities	$4,279	$1,277	$—	$5,556

Total securities held-to-maturity	$4,279	$1,277	$—	$5,556

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $3.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	June 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$39,991	$6	$—	$39,997
Government agency issued MBS (a)	959,851	36,205	(4,294)	991,762
Government agency issued CMO	1,970,151	12,409	(28,522)	1,954,038
Other U.S. government agencies	2,687	167	—	2,854
States and municipalities	16,434	11	—	16,445
Equity and other (b)	223,241	42	—	223,283

Total securities available-for-sale (a)(c)	$3,212,355	$48,840	$(32,816)	$3,228,379

(a)	Balance has been re-presented due to purchase accounting adjustments made in third quarter 2013.
(b)	Includes restricted investments in FHLB-Cincinnati stock of $128.0 million and FRB stock of $66.2 million. The remainder is money market, venture capital, and cost method investments.
(c)	Includes $3.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on June 30, 2014, are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$39,995	$39,999
After 1 year; within 5 years	—	—	3,473	3,561
After 5 years; within 10 years	—	—	—	—
After 10 years	4,279	5,556	13,655	13,655

Subtotal	4,279	5,556	57,123	57,215

Government agency issued MBS and CMO	—	—	3,307,027	3,332,230
Equity and other	—	—	187,106	187,097

Total	$4,279	$5,556	$3,551,256	$3,576,542

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 3 – Investment Securities (Continued)

The table below provides information on gross gains and gross losses from investment securities for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Gross gains on sales of securities	$77	$12	$5,734	$42
Gross losses on sales of securities	—	(363)	—	(369)

Net gain/(loss) on sales of securities (a)	77	(351)	5,734	(327)

Venture capital investments (b)	(2,000)	—	(2,000)	—

Total securities gain/(loss), net	$(1,923)	$(351)	$3,734	$(327)

(a)	Proceeds from sales for the three months ended June 30, 2014 were not material. Proceeds for the six months ended June 30, 2014 were $5.7 million, inclusive of $1.4 million of equity securities. Proceeds from the three and six months ended June 30, 2013, were $18.9 million.
(b)	Includes write-offs and /or unrealized fair value adjustments related to venture capital investments.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2014 and 2013:

	As of June 30, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$437,212	$(2,276)	$1,004,964	$(31,789)	$1,442,176	$(34,065)
Government agency issued MBS	34,041	(83)	108,491	(1,539)	142,532	(1,622)

Total debt securities	471,253	(2,359)	1,113,455	(33,328)	1,584,708	(35,687)

Equity	43	(26)	—	—	43	(26)

Total temporarily impaired securities	$471,296	$(2,385)	$1,113,455	$(33,328)	$1,584,751	$(35,713)

	As of June 30, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$1,233,820	$(28,365)	$15,967	$(157)	$1,249,787	$(28,522)
Government agency issued MBS	192,747	(4,294)	—	—	192,747	(4,294)

Total temporarily impaired securities	$1,426,567	$(32,659)	$15,967	$(157)	$1,442,534	$(32,816)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of June 30, 2014 and 2013, and December 31, 2013:

	June 30		December 31
(Dollars in thousands)	2014	2013	2013
Commercial:
Commercial, financial, and industrial (a)	$8,402,836	$8,368,067	$7,923,576
Commercial real estate	1,231,513	1,218,206	1,133,279
Retail:
Consumer real estate (b)	5,218,930	5,549,440	5,333,371
Permanent mortgage (c)	594,001	746,154	662,242
Credit card & other	348,429	316,085	336,606

Loans, net of unearned income (a)	$15,795,709	$16,197,952	$15,389,074
Allowance for loan losses	243,628	261,934	253,809

Total net loans (a)	$15,552,081	$15,936,018	$15,135,265

(a)	Balance as of June 30, 2013 has been re-presented due to purchase accounting adjustments made in third quarter 2013.
(b)	Balances as of June 30, 2014 and 2013, and December 31, 2013 include $84.4 million, $367.0 million, and $333.8 million of restricted and secured real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.
(c)	Balances as of June 30, 2013, and December 31, 2013 include $12.4 million and $11.2 million of restricted and secured real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO

The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired (“PCI”)), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance—related businesses) portfolio and PCI loans. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within commercial real estate include income CRE, residential CRE and PCI loans. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include HELOC, real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Concentrations

FHN has a concentration of loans secured by residential real estate (37 percent of total loans), the majority of which is in the consumer real estate portfolio (33 percent of total loans). Loans to finance and insurance companies total $1.7 billion (21 percent of the C&I portfolio, or 11 percent of the total loans). FHN had loans to mortgage companies, commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors, totaling $1.1 billion (13 percent of the C&I portfolio, or 7 percent of total loans) as of June 30, 2014. As a result, 34 percent of the C&I category was sensitive to impacts on the financial services industry.

Acquisition

On June 7, 2013, FHN acquired substantially all of the assets and liabilities of MNB from the FDIC. The acquisition included approximately $249 million of loans. These loans were initially recorded at fair value which incorporates expected credit losses, among other things, in accordance with ASC 805 resulting in no carryover of allowance for loan loss (“ALLL”) from the acquiree. At acquisition, FHN designated certain loans as PCI (see discussion below) with the remaining loans accounted for under ASC 310-20, “Nonrefundable Fees and Other Costs”. For loans accounted for under ASC 310-20, the difference between the loans’ book value to MNB and the estimated fair value at the time of the acquisition will be accreted back into interest income over the remaining contractual life and the subsequent accounting and reporting will be similar to FHN’s originated loan portfolio.

PCI Loans

ASC 310-30, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” provides guidance for acquired loans that have experienced deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured PCI loans. FHN considered several factors when determining whether a loan met the definition of a PCI loan at the time of acquisition including accrual status, loan grade, delinquency trends, prior partial charge-offs, as well as both originated versus refreshed credit scores and ratios when available.

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

Accretable yield is initially established at acquisition and is the excess of cash flows expected to be collected over the initial investment in the loan and is recognized in interest income over the remaining life of the loan, or pool of loans. Nonaccretable difference is the difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition. FHN estimates expected cash flows for PCI loans on a quarterly basis. Increases in expected cash flows from the last measurement will result in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has been recorded) with a prospective positive impact on interest income. Decreases to the expected cash flows will result in an increase in the allowance for loan losses through increased provision expense.

FHN does not report PCI loans as nonperforming loans due to the accretion of interest income. Additionally, PCI loans that have been pooled and subsequently modified will not be reported as troubled debt restructurings since the pool is the unit of measurement.

The following table presents a rollforward of the accretable yield for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$15,828	$—	$13,490	$—
Additions (a)	224	6,650	335	6,650
Accretion	(1,927)	(218)	(3,584)	(218)
Adjustment for payoffs	(489)	—	(722)	—
Adjustment for charge-offs	(5)	—	(69)	—
Increase in accretable yield (b)	2,878	—	7,059	—

Balance, end of period (a)	$16,509	$6,432	$16,509	$6,432

(a)	Three and six months ended June 30, 2013 amounts have been re-presented as the PCI population was finalized in third quarter 2013.
(b)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

At June 30, 2014, the ALLL related to PCI loans was $2.5 million and loan loss provision recognized during the three and six months ended June 30, 2014 was $.6 million and $1.7 million, respectively. The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of June 30, 2014, and 2013, and December 31, 2013:

	June 30, 2014		June 30, 2013		December 31, 2013
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial (a)	$6,738	$8,256	$7,748	$9,568	$7,077	$9,169
Commercial real estate (a)	32,938	45,295	40,480	56,927	38,042	53,648
Consumer real estate (a)	733	1,074	897	1,307	878	1,291
Credit card and other	11	16	18	26	12	21

Total (a)	$40,420	$54,641	$49,143	$67,828	$46,009	$64,129

(a)	Balances as of June 30, 2013 have been re-presented as the PCI loan population was finalized in third quarter 2013.

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at June 30, 2014 and 2013, by class related to individually impaired loans and consumer TDR’s. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and LOCOM have been excluded.

	June 30, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$15,489	$17,280	$—	$14,809	$—	$17,594	$—
TRUPS	—	—	—	—	—	1,625	—
Income CRE	6,838	14,397	—	7,669	—	8,090	—
Residential CRE	1,148	1,827	—	574	—	287	—

Total	$23,475	$33,504	$—	$23,052	$—	$27,596	$—

Retail:
HELOC (a)	$17,390	$38,216	$—	$16,771	$—	$16,629	$—
R/E installment loans (a)	7,464	10,009	—	8,932	—	9,818	—
Permanent mortgage (a)	7,862	9,785	—	7,858	—	8,007	—

Total	$32,716	$58,010	$—	$33,561	$—	$34,454	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$32,395	$38,331	$3,150	$30,059	$78	$26,146	$157
TRUPS	3,520	3,700	925	8,535	—	16,057	—
Income CRE	8,842	10,214	641	10,331	62	11,214	164
Residential CRE	6,029	11,477	667	6,204	61	6,426	124

Total	$50,786	$63,722	$5,383	$55,129	$201	$59,843	$445

Retail:
HELOC	$77,283	$78,492	$17,475	$75,285	$457	$73,539	$891
R/E installment loans	74,748	75,634	26,450	74,243	297	73,629	566
Permanent mortgage	111,604	125,012	19,323	112,796	706	113,145	1,429
Credit card & other	524	524	266	648	5	653	16

Total	$264,159	$279,662	$63,514	$262,972	$1,465	$260,966	$2,902

Total commercial	$74,261	$97,226	$5,383	$78,181	$201	$87,439	$445

Total retail	$296,875	$337,672	$63,514	$296,533	$1,465	$295,420	$2,902

Total impaired loans	$371,136	$434,898	$68,897	$374,714	$1,666	$382,859	$3,347

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	June 30, 2013			Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$47,432	$55,225	$—	$54,140	$28	$53,873	$108
TRUPS	6,500	6,500	—	8,250	—	15,250	—
Income CRE	22,978	33,744	—	25,557	93	28,389	168
Residential CRE	10,967	15,997	—	12,630	59	12,803	122

Total	$87,877	$111,466	$—	$100,577	$180	$110,315	$398

Retail:
HELOC (a)	$19,709	$41,264	$—	$20,383	$—	$20,023	$—
R/E installment loans (a)	12,193	15,184	—	12,761	—	11,258	—
Permanent mortgage (a)	11,134	14,916	—	10,953	—	10,172	—

Total	$43,036	$71,364	$—	$44,097	$—	$41,453	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$24,216	$30,555	$2,433	$13,985	$37	$17,258	$37
TRUPS	43,700	43,700	13,768	41,950	—	38,700	—
Income CRE	4,830	6,129	441	2,950	15	2,954	26
Residential CRE	2,081	3,944	111	1,041	16	521	16

Total	$74,827	$84,328	$16,753	$59,926	$68	$59,433	$79

Retail:
HELOC	$67,672	$68,336	$18,122	$65,369	$464	$63,661	$890
R/E installment loans	78,624	79,594	24,271	73,549	404	74,157	689
Permanent mortgage	111,997	124,869	22,725	110,640	705	111,856	1,388
Credit card & other	717	717	240	732	8	767	16

Total	$259,010	$273,516	$65,358	$250,290	$1,581	$250,441	$2,983

Total commercial	$162,704	$195,794	$16,753	$160,503	$248	$169,748	$477

Total retail	$302,046	$344,880	$65,358	$294,387	$1,581	$291,894	$2,983

Total impaired loans	$464,750	$540,674	$82,111	$454,890	$1,829	$461,642	$3,460

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of June 30, 2014 and 2013.

	June 30, 2014
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$366,235	$—	$—	$—	$—	$366,235	4%	$—
2	260,581	—	—	3,110	235	263,926	3	245
3	360,700	76,569	—	983	—	438,252	5	307
4	387,884	77,110	—	7,591	—	472,585	5	746
5	760,726	62,031	—	158,071	6,041	986,869	10	2,579
6	991,013	199,651	—	189,927	4,738	1,385,329	14	1,674
7	1,189,915	182,749	—	285,384	6,087	1,664,135	17	2,696
8	771,697	301,174	—	227,419	53	1,300,343	13	2,739
9	686,657	123,423	—	108,523	5,911	924,514	10	5,896
10	375,862	77,058	—	40,228	1,563	494,711	5	5,379
11	361,870	1,517	—	26,275	2,128	391,790	4	8,397
12	136,560	—	—	32,356	994	169,910	2	1,857
13	120,903	—	325,882	8,938	2,007	457,730	5	6,435
14,15,16	137,500	—	9,385	49,842	4,944	201,671	2	37,666

Collectively evaluated for impairment	6,908,103	1,101,282	335,267	1,138,647	34,701	9,518,000	99	76,616
Individually evaluated for impairment	47,884	—	3,520	15,680	7,177	74,261	1	5,383
Purchased credit-impaired loans	6,780	—	—	33,351	1,957	42,088	—	2,413

Total commercial loans	$6,962,767	$1,101,282	$338,787	$1,187,678	$43,835	$9,634,349	100%	$84,412

Note 4 – Loans (Continued)

	June 30, 2013
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$227,858	$—	$—	$—	$—	$227,858	2%	$75
2	176,086	—	—	1,809	116	178,011	2	73
3	186,420	—	—	5,520	—	191,940	2	207
4	295,896	—	—	7,763	321	303,980	3	455
5	658,296	—	—	33,783	128	692,207	7	1,321
6	989,615	141,660	—	175,144	10,288	1,316,707	14	2,812
7	1,023,498	379,727	—	218,459	2,292	1,623,976	17	3,469
8	956,367	532,802	—	222,598	4,837	1,716,604	19	5,677
9	665,510	286,958	—	127,895	1,134	1,081,497	11	9,779
10	435,497	45,532	—	137,057	529	618,615	6	8,030
11	428,761	—	—	40,635	1,238	470,634	5	10,336
12	126,410	—	—	39,872	2,431	168,713	2	2,885
13	151,532	—	332,708	32,488	768	517,496	5	9,013
14,15,16	200,683	343	3,335	63,723	9,175	277,259	3	36,548

Collectively evaluated for impairment	6,522,429	1,387,022	336,043	1,106,746	33,257	9,385,497	98	90,680
Individually evaluated for impairment	71,648	—	46,433	27,808	13,048	158,937	2	16,753

Total commercial loans (b)	$6,594,077	$1,387,022	$382,476	$1,134,554	$46,305	$9,544,434	100%	$107,433

(a)	Balances as of June 30, 2014 and 2013, presented net of $26.2 million and $29.9 million, respectively, in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.
(b)	June 30, 2013 table excludes PCI loans.

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

Note 4 – Loans (Continued)

The following tables reflect period end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of June 30, 2014 and 2013:

HELOC	June 30, 2014			June 30, 2013
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$68,332	708	703	$98,178	712	702
2003	120,962	723	710	186,941	730	719
2004	346,431	725	713	447,817	727	718
2005	500,404	732	722	572,954	733	720
2006	365,886	740	728	421,023	740	726
2007	384,391	743	729	441,879	744	728
2008	208,637	753	748	240,776	754	747
2009	110,934	751	745	126,901	751	743
2010	106,954	753	750	128,058	753	750
2011	105,295	759	755	124,889	759	755
2012	128,733	759	759	153,692	759	759
2013	167,149	760	760	72,772	760	759
2014	51,982	760	762	—	—	—

Total	$2,666,090	741	732	$3,015,880	740	730

R/E Installment Loans	June 30, 2014			June 30, 2013
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$18,623	680	683	$29,998	683	684
2003	62,823	713	724	90,764	718	728
2004	47,502	700	699	61,949	702	705
2005	141,545	716	712	183,982	717	712
2006	156,538	714	702	197,308	716	704
2007	224,425	724	709	283,175	726	711
2008	74,106	721	714	98,690	724	719
2009	33,506	739	732	46,487	746	740
2010	113,437	748	754	138,621	747	753
2011	309,172	760	759	365,971	760	762
2012	653,179	764	765	727,688	764	764
2013	497,720	757	756	308,927	759	758
2014	220,264	756	754	—	—	—

Total	$2,552,840	747	744	$2,533,560	745	742

Permanent Mortgage	June 30, 2014			June 30, 2013
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2004	$169,338	724	720	$226,048	725	726
2004	19,378	713	714	26,804	714	692
2005	37,572	737	737	43,459	737	713
2006	68,693	730	721	86,655	733	712
2007	207,116	733	712	248,727	733	711
2008	91,904	741	704	114,461	742	713

Total	$594,001	729	713	$746,154	731	713

Nonaccrual and Past Due Loans

For all portfolio segments and classes other than PCI loans, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case

Note 4 – Loans (Continued)

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

The following table reflects accruing and non-accruing loans by class on June 30, 2014:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,900,880	$9,707	$704	$6,911,291	$13,105	$3,850	$27,741	$44,696	$6,955,987
Loans to mortgage companies	1,097,367	3,782	—	1,101,149	—	—	133	133	1,101,282
TRUPS (a)	335,267	—	—	335,267	—	—	3,520	3,520	338,787
Purchased credit-impaired loans	5,226	322	1,232	6,780	—	—	—	—	6,780

Total commercial (C&I)	8,338,740	13,811	1,936	8,354,487	13,105	3,850	31,394	48,349	8,402,836

Commercial real estate:
Income CRE	1,134,752	8,044	—	1,142,796	271	133	11,127	11,531	1,154,327
Residential CRE	39,429	—	—	39,429	1,297	—	1,152	2,449	41,878
Purchased credit-impaired loans	29,827	259	5,222	35,308	—	—	—	—	35,308

Total commercial real estate	1,204,008	8,303	5,222	1,217,533	1,568	133	12,279	13,980	1,231,513

Consumer real estate:
HELOC	2,548,170	19,772	9,677	2,577,619	71,653	5,888	10,930	88,471	2,666,090
R/E installment loans	2,490,461	11,264	7,889	2,509,614	32,881	3,002	6,568	42,451	2,552,065
Purchased credit-impaired loans	775	—	—	775	—	—	—	—	775

Total consumer real estate	5,039,406	31,036	17,566	5,088,008	104,534	8,890	17,498	130,922	5,218,930

Permanent mortgage	546,846	5,559	4,573	556,978	16,935	3,410	16,678	37,023	594,001

Credit card & other
Credit card	184,014	2,010	1,564	187,588	—	—	—	—	187,588
Other	158,233	937	317	159,487	—	—	1,342	1,342	160,829
Purchased credit-impaired loans	12	—	—	12	—	—	—	—	12

Total credit card & other	342,259	2,947	1,881	347,087	—	—	1,342	1,342	348,429

Total loans, net of unearned	$15,471,259	$61,656	$31,178	$15,564,093	$136,142	$16,283	$79,191	$231,616	$15,795,709

(a)	Total TRUPS includes LOCOM valuation allowance of $26.2 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on June 30, 2013:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,506,132	$9,662	$650	$6,516,444	$33,855	$8,398	$32,124	$74,377	$6,590,821
Loans to mortgage companies	1,386,679	—	—	1,386,679	—	—	343	343	1,387,022
TRUPS (a)	336,043	—	—	336,043	—	—	46,433	46,433	382,476
Purchased credit-impaired loans	7,515	150	83	7,748	—	—	—	—	7,748

Total commercial (C&I)	8,236,369	9,812	733	8,246,914	33,855	8,398	78,900	121,153	8,368,067

Commercial real estate:
Income CRE	1,105,352	4,611	463	1,110,426	4,403	—	18,872	23,275	1,133,701
Residential CRE	33,715	203	—	33,918	748	—	9,359	10,107	44,025
Purchased credit-impaired loans	39,234	1,246	—	40,480	—	—	—	—	40,480

Total commercial real estate	1,178,301	6,060	463	1,184,824	5,151	—	28,231	33,382	1,218,206

Consumer real estate:
HELOC	2,896,298	24,339	15,830	2,936,467	62,663	5,549	11,201	79,413	3,015,880
R/E installment loans	2,471,693	14,671	6,178	2,492,542	28,894	3,361	7,866	40,121	2,532,663
Purchased credit-impaired loans	755	142	—	897	—	—	—	—	897

Total consumer real estate	5,368,746	39,152	22,008	5,429,906	91,557	8,910	19,067	119,534	5,549,440

Permanent mortgage	689,059	12,211	6,529	707,799	15,161	1,421	21,773	38,355	746,154

Credit card & other
Credit card	184,687	1,475	1,216	187,378	—	—	—	—	187,378
Other	126,511	370	98	126,979	1,705	5	—	1,710	128,689
Purchased credit-impaired loans	17	1	—	18	—	—	—	—	18

Total credit card & other	311,215	1,846	1,314	314,375	1,705	5	—	1,710	316,085

Total loans, net of unearned	$15,783,690	$69,081	$31,047	$15,883,818	$147,429	$18,734	$147,971	$314,134	$16,197,952

(a)	Total TRUPS includes LOCOM valuation allowance of $29.9 million.

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

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of loan structures, business/industry risk, and borrower/guarantor structures. Concessions could include extension of the maturity date, reductions of the interest rate (which may make the rate lower than current market for a new loan with similar risk), reduction of accrued interest, or principal forgiveness. When evaluating whether a concession has been granted, FHN also considers whether the borrower has provided additional collateral or guarantors, among other things, and whether such additions adequately compensate FHN for the restructured terms. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR.

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

Note 4 – Loans (Continued)

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

Despite the absence of a loan modification, the discharge of personal liability through bankruptcy proceedings is considered a concession and as a result, FHN classifies all non-reaffirmed residential real estate loans after bankruptcy as nonaccruing TDRs.

On June 30, 2014 and 2013, FHN had $350.9 million and $379.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $65.8 million and $67.5 million, or 19 percent as of June 30, 2014, and 18 percent as of June 30, 2013. Additionally, $139.5 million and $133.9 million of loans held-for-sale as of June 30, 2014 and 2013, respectively were classified as TDRs.

The following table reflects portfolio loans that were classified as TDRs during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	2	$736	$522	2	$736	$522

Total commercial (C&I)	2	736	522	2	736	522

Commercial real estate:
Income CRE	2	421	421	2	421	421
Residential CRE	1	976	960	1	976	960

Total commercial real estate	3	1,397	1,381	3	1,397	1,381

Consumer real estate:
HELOC	97	8,279	8,557	164	14,069	14,325
R/E installment loans	45	3,132	3,093	117	8,275	8,195

Total consumer real estate	142	11,411	11,650	281	22,344	22,520

Permanent mortgage	12	2,082	2,080	24	6,675	6,167
Credit card & other	14	60	57	34	147	142

Total troubled debt restructurings	173	$15,686	$15,690	344	$31,299	$30,732

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	3	$14,947	$14,941	8	$16,189	$16,179

Total commercial (C&I)	3	14,947	14,941	8	16,189	16,179

Commercial real estate:
Income CRE	1	288	288	1	288	288

Total commercial real estate	1	288	288	1	288	288

Consumer real estate:
HELOC	92	8,758	8,734	207	16,517	16,285
R/E installment loans	97	13,390	13,326	276	19,675	19,559

Total consumer real estate	189	22,148	22,060	483	36,192	35,844

Permanent mortgage	14	8,306	8,385	26	13,043	13,237
Credit card & other	17	92	89	28	154	148

Total troubled debt restructurings	224	$45,781	$45,763	546	$65,866	$65,696

Note 4 – Loans (Continued)

The following table presents TDRs which re-defaulted during the three and six months ended June 30, 2014 and 2013, and as to which the modification occurred 12 months or less prior to the re-default. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN generally defines payment default as 30 or more plus days past due.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	4	$512

Total commercial (C&I)	—	—	4	512

Commercial real estate:
Income CRE	—	—	2	389
Residential CRE	—	—	—	—

Total commercial real estate	—	—	2	389

Consumer real estate:
HELOC	2	128	5	339
R/E installment loans	5	305	7	368

Total consumer real estate	7	433	12	707

Permanent mortgage	2	781	2	781
Credit card & other	2	4	2	4

Total troubled debt restructurings	11	$1,218	22	$2,393

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	1	$220	3	$2,824

Total commercial (C&I)	1	220	3	2,824

Commercial real estate:
Income CRE	—	—	—	—
Residential CRE	—	—	—	—

Total commercial real estate	—	—	—	—

Consumer real estate:
HELOC	2	133	9	477
R/E installment loans	—	—	4	129

Total consumer real estate	2	133	13	606

Permanent mortgage	1	211	10	4,609
Credit card & other	6	26	8	31

Total troubled debt restructurings	10	$590	34	$8,070

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

Note 5 – Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The slow economic recovery, performance of the housing market, unemployment levels, labor participation rate, the regulatory environment, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans.

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

Generally, the allowance for TDRs in all consumer portfolio segments is determined by estimating the expected future cash flows using the modified interest rate (if an interest rate concession), incorporating payoff and net charge-off rates specific to the TDRs within the portfolio segment being assessed, and discounted using the pre-modification interest rate. The discount rates of variable rate TDRs are adjusted to reflect changes in the interest rate index to which the rates are tied. The discounted cash flows are then compared to the outstanding principal balance in order to determine required reserves. Residential real estate loans discharged through bankruptcy are collateral-dependent and are charged down to net realizable value.

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of April 1, 2013	$86,105	$15,138	$131,417	$25,448	$7,110	$265,218
Charge-offs	(6,896)	(716)	(18,384)	(1,824)	(2,452)	(30,272)
Recoveries	4,101	1,470	5,030	624	763	11,988
Provision	10,192	(1,961)	2,785	2,855	1,129	15,000

Balance as of June 30, 2013	93,502	13,931	120,848	27,103	6,550	261,934

Balance as of January 1, 2013	$96,191	$19,997	$128,949	$24,928	$6,898	$276,963
Charge-offs	(11,332)	(2,097)	(42,380)	(5,211)	(5,352)	(66,372)
Recoveries	6,597	2,116	10,534	768	1,328	21,343
Provision	2,046	(6,085)	23,745	6,618	3,676	30,000

Balance as of June 30, 2013	93,502	13,931	120,848	27,103	6,550	261,934

Allowance—individually evaluated for impairment	16,201	552	42,393	22,725	240	82,111
Allowance—collectively evaluated for impairment	77,301	13,379	78,455	4,378	6,310	179,823
Loans, net of unearned as of June 30, 2013:
Individually evaluated for impairment	118,081	40,856	178,198	123,131	717	460,983
Collectively evaluated for impairment (a)	8,242,238	1,136,870	5,370,345	623,023	315,350	15,687,826
Purchased credit-impaired loans (b)	7,748	40,480	897	—	18	49,143

Total loans, net of unearned (a)	$8,368,067	$1,218,206	$5,549,440	$746,154	$316,085	$16,197,952

Balance as of April 1, 2014	$72,732	$15,523	$123,409	$22,521	$13,061	$247,246
Charge-offs	(5,449)	(747)	(8,074)	(879)	(3,615)	(18,764)
Recoveries	1,517	1,732	5,470	694	733	10,146
Provision	(209)	(687)	(2,768)	1,391	7,273	5,000

Balance as of June 30, 2014	68,591	15,821	118,037	23,727	17,452	243,628

Balance as of January 1, 2014	$86,446	$10,603	$126,785	$22,491	$7,484	$253,809
Charge-offs	(11,256)	(1,374)	(20,338)	(3,097)	(7,391)	(43,456)
Recoveries	3,119	2,011	10,444	1,272	1,429	18,275
Provision	(9,718)	4,581	1,146	3,061	15,930	15,000

Balance as of June 30, 2014	68,591	15,821	118,037	23,727	17,452	243,628

Allowance—individually evaluated for impairment	4,075	1,308	43,925	19,323	266	68,897
Allowance—collectively evaluated for impairment	64,473	12,143	74,071	4,404	17,185	172,276
Allowance—purchased credit-impaired loans	43	2,370	41	—	1	2,455
Loans, net of unearned as of June 30, 2014:
Individually evaluated for impairment	51,404	22,857	176,885	119,466	524	371,136
Collectively evaluated for impairment	8,344,652	1,173,348	5,041,270	474,535	347,893	15,381,698
Purchased credit-impaired loans	6,780	35,308	775	—	12	42,875

Total loans, net of unearned	$8,402,836	$1,231,513	$5,218,930	$594,001	$348,429	$15,795,709

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balance as of June 30, 2013 has been re-presented due to purchase accounting adjustments made in third quarter 2013.
(b)	Balance as of June 30, 2013 has been re-presented as the PCI loan population was finalized in third quarter 2013.

Note 6 – Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 17 – Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology. In third quarter 2013, FHN agreed to sell substantially all remaining legacy mortgage servicing which resulted in de-recognition of substantially all first lien MSR by the end of first quarter 2014. Accordingly the rollforward of MSR is presented for the comparative period only. See Note 15 – Derivatives for a discussion of how FHN hedged the fair value of MSR prior to signing the definitive sales agreement. The balance of MSR included on the Consolidated Condensed Statements of Condition represented the rights to service approximately $16 billion of mortgage loans on June 30, 2013, for which a servicing right had been capitalized.

Following is a summary of changes in capitalized MSR as of June 30, 2013:

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

The ending balance of MSR as of June 30, 2014 was $3.2 million. In first quarter 2014, FHN sold $68.5 million of first lien MSR. Servicing, late, and other ancillary fees recognized within mortgage banking income were not material for the three months ended June 30, 2014. For the six months ended June 30, 2014, servicing, late, and other ancillary fees recognized within mortgage banking income were $20.7 million and primarily represent previously unrecognized servicing fees in conjunction with servicing sales. Servicing, late, and other ancillary fees recognized within mortgage banking income were $12.3 million and $24.4 million for the three and six months ended June 30, 2013, respectively. During second quarter 2013, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. In fourth quarter 2013, FHN determined that these provisions had lapsed and the balances related to these transactions were removed from FHN’s Consolidated Condensed Statements of Condition. On June 30, 2013, FHN had $12.3 million of MSR related to these transactions, which were included within the first liens mortgage loans column of the rollforward of MSR. The proceeds from these transfers were recognized within Other short-term borrowings in the Consolidated Condensed Statements of Condition.

Note 7 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2012	$134,242	$22,700
Amortization expense	—	(1,856)
Additions (b)	6,237	2,300

June 30, 2013 (b)	$140,479	$23,144

December 31, 2013	$141,943	$21,988
Amortization expense	—	(1,963)

June 30, 2014	$141,943	$20,025

(a)	Represents customer lists, acquired contracts, core deposit intangibles, and covenants not to compete.
(b)	June 30, 2013 balance has been re-presented due to purchase accounting adjustments made in third quarter 2013.

The gross carrying amount of other intangible assets subject to amortization is $58.6 million on June 30, 2014, net of $38.6 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $2.0 million for the remainder of 2014, and $3.7 million, $3.6 million, $3.3 million, $3.2 million, and $3.0 million for the twelve-month periods of 2015, 2016, 2017, 2018, and 2019, respectively.

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through June 30, 2014. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non- Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2012	$—	$36,238	$98,004	$134,242

Additions (a)	—	6,237	—	6,237
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2013 (a)	—	6,237	—	6,237

Gross goodwill	$199,995	$42,475	$98,004	$340,474
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

June 30, 2013	$—	$42,475	$98,004	$140,479

Gross goodwill	$199,995	$43,939	$98,004	$341,938
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2013	$—	$43,939	$98,004	$141,943

Additions	—	—	—	—
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2014	—	—	—	—

Gross goodwill	$199,995	$43,939	$98,004	$341,938
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

June 30, 2014	$—	$43,939	$98,004	$141,943

(a)	Second quarter 2013 balance has been re-presented due to purchase accounting adjustments made in third quarter 2013.

Note 8 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
All other income and commissions:
ATM interchange fees	$2,746	$2,627	$5,243	$5,011
Electronic banking fees	1,535	1,585	3,069	3,147
Deferred compensation (a)	1,184	(278)	1,841	1,315
Letter of credit fees	1,173	1,196	2,836	2,695
Gain/(loss) on extinguishment of debt (b)	—	—	(4,350)	—
Other	2,597	3,777	5,490	7,234

Total	$9,235	$8,907	$14,129	$19,402

All other expense:
Other insurance and taxes	$3,209	$3,076	$6,269	$6,122
Tax credit investments	3,032	2,989	5,527	5,961
Travel and entertainment	2,645	2,372	4,469	4,220
Customer relations	1,680	1,255	2,923	2,533
Employee training and dues	1,200	1,229	2,066	2,483
Miscellaneous loan costs	839	1,163	1,553	2,159
Supplies	804	705	1,920	1,760
Litigation and regulatory matters (c)	(38,200)	900	(38,110)	6,070
Other	8,902	6,837	18,147	14,814

Total	$(15,889)	$20,526	$4,764	$46,122

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.
(b)	Six months ended June 30, 2014 loss is associated with the collapse of two HELOC securitization trusts.
(c)	Three and six months ended June 30, 2014, include $38.6 million related to agreements with insurance companies for the recovery of expenses FHN incurred in connection with the Sentinel litigation matter which was settled in 2011.

Note 9 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30, 2014:

(Dollars in thousands, unless otherwise noted)	Unrealized Gain/(Loss) On Securities Available-For- Sale	Pension and Post Retirement Plans	Total
Balance as of April 1, 2014	$(1,762)	$(138,357)	$(140,119)
Other comprehensive income before reclassifications, Net of tax expense of $10.9 million for unrealized gain/(loss) on securities available-for-sale	17,358	—	17,358
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.4 million for pension and post retirement plans	—	650	650

Net current period other comprehensive income, Net of tax expense of $10.9 million and $.4 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	17,358	650	18,008

Balance as of June 30, 2014	$15,596	$(137,707)	$(122,111)

Balance as of January 1, 2014	$(11,241)	$(138,768)	$(150,009)
Other comprehensive income before reclassifications, Net of tax expense of $16.8 million for unrealized gain/(loss) on securities available-for-sale	26,837	—	26,837
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.7 million for pension and post retirement plans	—	1,061	1,061

Net current period other comprehensive income, Net of tax expense of $16.8 million and $.7 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	26,837	1,061	27,898

Balance as of June 30, 2014	$15,596	$(137,707)	$(122,111)

Note 9 – Changes in Accumulated Other Comprehensive Income Balances (Continued)

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30, 2013:

(Dollars in thousands, unless otherwise noted)	Unrealized Gain/(Loss) On Securities Available-For- Sale	Pension and Post Retirement Plans	Total
Balance as of April 1, 2013	$48,591	$(200,230)	$(151,639)
Other comprehensive income before reclassifications, Net of tax benefit of $24.5 million and tax expense of $.2 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(39,152)	352	(38,800)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $1.1 million for pension and post retirement plans	—	1,774	1,774

Net current period other comprehensive income, Net of tax benefit of $24.5 million and tax expense of $1.3 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(39,152)	2,126	(37,026)

Balance as of June 30, 2013	$9,439	$(198,104)	$(188,665)

Balance as of January 1, 2013	$55,250	$(201,593)	$(146,343)
Other comprehensive income before reclassifications, Net of tax benefit of $28.7 million and tax expense of $.1 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(45,811)	169	(45,642)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $2.1 million for pension and post retirement plans	—	3,320	3,320

Net current period other comprehensive income, Net of tax benefit of $28.7 million and tax expense of $2.2 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(45,811)	3,489	(42,322)

Balance as of June 30, 2013	$9,439	$(198,104)	$(188,665)

Note 10 – Earnings Per Share

The following tables provide a reconciliation of the numerators used in calculating earnings/(loss) per share attributable to common shareholders:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Income/(loss) from continuing operations	$81,180	$45,235	$130,410	$89,774
Income/(loss) from discontinued operations, net of tax	—	1	—	431

Net income/(loss)	81,180	45,236	130,410	90,205
Net income attributable to noncontrolling interest	2,859	2,843	5,672	5,656

Net income/(loss) attributable to controlling interest	78,321	42,393	124,738	84,549
Preferred stock dividends	1,550	1,550	3,100	2,738

Net income/(loss) available to common shareholders	$76,771	$40,843	$121,638	$81,811

Income/(loss) from continuing operations	$81,180	$45,235	$130,410	$89,774
Net income attributable to noncontrolling interest	2,859	2,843	5,672	5,656
Preferred stock dividends	1,550	1,550	3,100	2,738

Net income/(loss) from continuing operations available to common shareholders	$76,771	$40,842	$121,638	$81,380

The component of Income/(loss) from continuing operations attributable to FHN as the controlling interest holder was $78.3 million and $42.4 million during the three months ended June 30, 2014 and 2013, respectively, and $124.7 million and $84.1 million during the six months ended June 30, 2014 and 2013, respectively.

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in thousands)	2014	2013	2014	2013
Weighted average common shares outstanding—basic	235,797	239,248	235,492	240,055
Effect of dilutive securities	1,453	1,643	1,833	1,804

Weighted average common shares outstanding—diluted	237,250	240,891	237,325	241,859

The following tables provide a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Earnings/(loss) per common share:
Income/(loss) per share from continuing operations available to common shareholders	$0.33	$0.17	$0.52	$0.34

Net income/(loss) per share available to common shareholders	$0.33	$0.17	$0.52	$0.34

Diluted earnings/(loss) per common share:
Diluted income/(loss) per share from continuing operations available to common shareholders	$0.32	$0.17	$0.51	$0.34

Diluted income/(loss) per share available to common shareholders	$0.32	$0.17	$0.51	$0.34

For the three months ended June 30, 2014 and 2013, the dilutive effect for all potential common shares was 1.5 million and 1.6 million, respectively. For the six months ended June 30, 2014 and 2013, the dilutive effect for all potential common shares was 1.8 million. Stock options of 5.6 million and 8.6 million with weighted average exercise prices of $21.17 and $21.35 per share for the three months ended June 30, 2014 and 2013, respectively, were excluded from diluted shares because including such shares would be antidilutive. Stock options of 4.8 million and 8.7 million with weighted average exercise prices of $24.26 and $21.89 per share for the six months ended June 30, 2014 and 2013, respectively, were also excluded from diluted shares.

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

Disclosure in this Note is provided in respect of several types of matters. (a) Disclosure is provided for each matter as to which FHN has determined that material loss is probable, which can include matters for which material loss liability has been established as of period-end and matters for which the amount of loss cannot be estimated. (b) Disclosure of an aggregate range of reasonably possible loss (“RPL”) associated with contingent liabilities is provided as to matters where there is more than a remote chance of an estimable, material loss outcome for FHN in excess of currently established loss liabilities, whether or not those established loss liabilities are material. Additional disclosure is provided for certain of those matters. (c) Disclosure is provided for several loss contingency litigation matters related to FHN’s former mortgage securitizations not falling within loss categories (a) or (b). As a result, disclosure is provided for each pending litigation matter concerning a First Horizon proprietary securitization which FHN is defending. (d) Lastly, disclosure is provided for a material gain contingency matter which recently was resolved.

Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to threatened or pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.

Litigation—Loss Contingencies

As used in this Note, “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is unable to determine an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in clauses (i) or (ii) and certain matters mentioned in (iii). In addition, certain other matters are discussed relating to FHN’s former mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2014, the aggregate amount of liabilities established for all material loss contingency matters was $11.9 million. Of the matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below, only the Charles Schwab and Western & Southern suits are among those matters for which a liability has been established. The liabilities discussed in this paragraph are separate from those discussed under the heading “Established Repurchase Liability” below.

In each material loss contingency matter, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2014, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $115 million. Of those matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters,” only the Charles Schwab and the two FDIC suits are included in that range.

Certain Matters Included in Reasonably Possible Loss Range

Debit Transaction Sequencing Litigation Matter. FTBNA is a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted

Note 11 – Contingencies and Other Disclosures (Continued)

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

RPL-Included First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss. Those estimable matters are the Charles Schwab, FDIC (NY), and FDIC (AL) cases. The estimates for those matters are included in the range of reasonably possible loss discussed above. The estimates are subject to significant uncertainties regarding: the dollar amount claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the outcome of potentially significant motions; the availability of significantly dispositive defenses; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; the incomplete status of the discovery process; and the lack of precedent claims.

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

Inquiry Regarding FHA-Insured Loans. Since second quarter 2012 FHN has been cooperating with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain residential mortgage loans insured by the Federal Housing Administration (“FHA”). During second quarter 2013 DOJ and HUD provided FHN with preliminary findings of the investigation, which focused on a small sample of loans and remained incomplete. FHN prepared its own analysis of the sample and has provided certain information to DOJ and HUD. Discussions between the parties are continuing as to various matters, including certain factual information. The investigation could lead to a demand or claim under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter. FHN has established no liability for this matter and is not able to estimate a range of reasonably possible loss due to significant uncertainties regarding: the potential remedies, including any amount of enhanced damages, that might be available or awarded; the availability of significantly dispositive defenses; FHN’s lack of information that would enable FHN to assess performance concerning its FHA-insured originations, nearly all of which FHN does not service; and the limited number of reported precedent claims and resolutions (involving other banking organizations) combined with a lack of underlying data connected with those resolutions.

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

At the time this report is filed, FHN, along with multiple co-defendants, is defending several lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations (“FH proprietary securitizations”) were sold to them were materially deficient. The plaintiffs and venues of these suits are: (1) Charles Schwab Corp. in the Superior Court of San Francisco, California (Case No. 10-501610); (2) Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Middle District of Alabama (Case No. CV-12-791-WKW-WC); and (3) FDIC as a receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiffs in the pending suits claim to have purchased certificates in a number of separate FH proprietary securitizations and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought.

Note 11 – Contingencies and Other Disclosures (Continued)

In some of the pending suits underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased senior certificates in FH proprietary securitizations. FHN has not been named a defendant in these suits, which FHN is defending indirectly as indemnitor. The plaintiffs and venues of these other suits are: (4) FHLB of San Francisco, in the Superior Court of San Francisco County, California (Case No. CGC-10-497840); (5) Metropolitan Life Insurance Co., in the Supreme Court of New York County, New York (No. 651360-2012); and (6) Royal Park Invs. SA/NV, in the Supreme Court of New York County, New York (No. 652607-2012).

In addition, a seventh case was pending at June 30, 2014 but the parties have agreed to settle. The plaintiff and venue for that matter is Western & Southern Life Insurance Co, among others, in the Court of Common Pleas, Hamilton County, Ohio (Case No. A1105352). The liability for litigation matters at June 30, 2014 mentioned above reflects the terms of the settlement, but does not reflect payment of the settlement which occurred in third quarter.

Details concerning the original purchase amounts and ending balances of the investments at issue in these pending suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. (Excluded from the amounts shown are certificates which were the subject of the Western & Southern litigation, which has been settled.) Information about the performance of the FH proprietary securitizations related to these suits is available in monthly reports published by the trustee for the securitization trusts. FHN believes that certain plaintiffs did not purchase the entire certificate in the securitizations in which they invested. Reporting by the trustee is at a certificate level and, as a result, ending certificate balances in the following table were adjusted to reflect FHN’s estimate of the ending balance of each partial certificate purchased by these plaintiffs. Plaintiffs in the pending lawsuits claim to have purchased a total of $225.7 million of certificates and the purchase prices of the certificates subject to the indemnification requests total $331.4 million. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in most cases the securitization provided for sub-classifications within the Senior or Junior groups.

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
Original Purchase Price:
2005	$200,117	$—	$30,000	$—
2006	77,906	—	—	—
2007	199,012	—	50,000	—

Total	$477,035	$—	$80,000	$—

Ending Balance per the June 25, 2014, trust statements:
2005	$57,324	$—	$10,659	$—
2006	35,573	—	—	—
2007	93,538	—	15,437	—

Total	$186,435	$—	$26,096	$—

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

The total ending certificate balance of the investments which are the subject of the current pending lawsuits was $212.5 million as reported on the June 25, 2014, trust statements, with approximately 85 percent of the remaining balances performing. Cumulative losses on the investments which are the subject of the remaining lawsuits, as reported on the trust statements, represent approximately 5 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses may not take into account all outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; reimbursement of those advances to the servicer may increase cumulative losses. Losses often are reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

As discussed below under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or other parties to transactions seeking indemnity. At June 30, 2014, except for the Charles Schwab and Western & Southern cases, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

Note 11 – Contingencies and Other Disclosures (Continued)

Litigation—Gain Contingencies

The Chapter 11 Liquidation Trustee (the “Trustee”) of Sentinel Management Group Inc, (“Sentinel”) filed complaints against two subsidiaries, First Tennessee Bank National Association (“FTBNA”) and FTN Financial Securities Corp. (“FTN”), and two former FTN employees. The Trustee’s claims related to Sentinel’s purchases of Preferred Term Securities Limited (“PreTSL”) products and other securities from FTN and/or the FTN Financial Capital Markets division of FTBNA from March 2005 to August 2007.

In July 2011, the parties settled that suit. FHN recently settled a lawsuit it brought against certain insurers in which FHN sought to recoup expenses for the Sentinel settlement loss and various litigation costs. The financial effects of this recent settlement, which totaled $47.1 million, have been recorded in second quarter 2014 as a $38.6 million expense recovery to losses from litigation and regulatory matters and an $8.5 million expense recovery to legal and professional fees.

In addition, FHN is pursuing additional recoveries under certain insurance policies related to litigation settlements and other litigation expenses associated with past proprietary mortgage securitizations. At June 30, 2014, the policy limits associated with those pursuits, excluding amounts previously received or recognized as receivable, aggregate approximately $15 million.

Legacy Home Loan Sales and Servicing

Overview

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Some government-insured and government-guaranteed loans were originated with credit recourse retained by FHN and some other mortgages were originated to be held, but predominantly mortgage loans were intended to be sold without recourse for credit default. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs: the Federal National Mortgage Association (“Fannie Mae,” “Fannie,” or “FNMA”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” “Freddie,” or “FHLMC”). Federally insured or guaranteed whole-loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae,” “Ginnie,” or “GNMA”). Collectively, Fannie Mae, Freddie Mac, and Ginnie Mae are referred to as the “Agencies.” Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet criteria for whole-loan sales to the GSEs or insurance through Ginnie Mae, were sold to investors, or certificate-holders, predominantly through First Horizon (“FH”) branded proprietary securitizations but also, to a lesser extent, through whole-loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole-loan sales to private purchasers and, to a lesser extent, through FH proprietary securitizations.

Regarding these past first lien loan sale activities, FHN has exposure to potential loss primarily through two avenues. First, purchasers of these mortgage loans may request that FHN repurchase loans or make the purchaser whole for economic losses incurred if it is determined that FHN violated certain contractual representations and warranties made at the time of these sales. Contractual representations and warranties differ based on deal structure and counterparty. For whole-loan sales, a claimant generally would be the purchaser or its assignee. For securitizations, a repurchase claimant generally would be the trustee. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. In addition, augmenting these avenues: the trustee for the securitized loans may seek repurchase of loans under contractual remedies; some of the loans that were sold or securitized were insured and the insurance carrier may seek repurchase or make-whole remedies by claiming that FHN violated certain contractual representations and warranties made in connection with the insurance contract; some of the loans sold to non-Agency whole-loan purchasers were included in securitizations of the purchasers, and the purchasers may seek repurchase or indemnification for losses and expenses caused by such a violation by FHN; and, some loans were originated under government insurance or guarantee programs and the government agency, or a person acting on its behalf, may seek contractual or statutory remedies based on claimed violations of the requirements of the respective program. In some cases FHN retained the servicing of the loans sold or securitized and so retained substantial visibility into the status of the loans; in many cases FHN did not retain servicing and has had very limited or no such direct visibility. Moreover, since 2008 FHN has sold significant amounts of servicing rights in several transactions. Under the most recent servicing sale agreement FHN sold, in late 2013 and early 2014, substantially all its remaining legacy servicing.

For many years ending in 2008, FHN originated and sold mortgage loans to the Agencies without recourse. From 2005 through 2008, $69.5 billion of mortgage loans were sold to the Agencies, including $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in FH proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the FH brand.

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

Note 11 – Contingencies and Other Disclosures (Continued)

Loans Sold With Full or Limited Recourse

FHN also sold certain Agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally included mortgage loans sold to investors in the secondary market which were uninsurable under government mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance (“MI”), the FHA insurance, or the Veteran’s Administration (“VA”) guaranty. In fourth quarter 2013, FHN sold substantially all remaining servicing. Therefore, FHN no longer has direct visibility into the status of single-family residential loans that were sold on a full or limited recourse basis.

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

Even though these loans were sold without recourse for credit loss, FHN may be obligated to either repurchase a loan for the unpaid principal balance (“UPB”) or make the purchaser whole for the economic loss incurred if FHN breached representations or warranties made by FHN to the purchaser at the time of the sale. Such representations and warranties typically covered both substantive and process matters, such as the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers. Since the mortgage platform sale in 2008 through June 30, 2014, Agencies, primarily the two GSEs, have accounted for the vast majority of repurchase/make-whole claims received.

GSE Definitive Resolution Agreements

In the fourth quarter of 2013 FHN entered into a definitive resolution agreement (“DRA”) with Fannie Mae, and in the first quarter of 2014 FHN entered into a DRA with Freddie Mac, in each case resolving certain legacy selling representation and warranty repurchase obligations associated with loans originated from 2000 to 2008 excluding certain loans FHN no longer serviced at the time of the DRA. Under each DRA, FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have obligations related to mortgage insurance rescissions, cancellations, and denials. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for mortgage insurance cancellations and denials to the extent attributable to the acts of the current servicer.

As a result of the DRAs, the repurchase pipeline overall is smaller, and the proportion of GSE-related repurchase requests in the pipeline also is smaller, than in periods pre-dating the DRAs. The repurchase liability FHN has recorded as of June 30, 2014 contemplates, among other things, estimates of FHN’s repurchase exposure related to loans excluded from the DRAs and estimates of FHN’s repurchase exposure related to certain other whole-loan sales. See “Other Whole-Loan Sales” and “Established Repurchase Liability” below for additional information.

Other Whole-Loan Sales

Prior to the 2008 divestiture FHN sold first lien mortgage loans without recourse through whole-loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of June 30, 2014, 21 percent of repurchase/make-whole claims in the pipeline relate to other whole-loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Note 11 – Contingencies and Other Disclosures (Continued)

Many of these loans were included by the purchasers in their own securitizations, not using the First Horizon brand. FHN’s contractual representations and warranties to these loan purchasers generally included repurchase and indemnity covenants for losses and expenses applicable to the securitization caused by FHN’s breach. Currently the following categories of actions are pending which involve FHN and non-Agency whole-loan sales: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase or make-whole demands from purchasers or their assignees; and (iv) FHN is a defendant in certain legal actions involving FHN-originated loans. In some cases the loans to be reviewed, or which otherwise are at issue, have not been identified specifically. Assignees can include securitizers or securitization trustees, among others. A loan is included in the repurchase pipeline only when an identifiable demand for repurchase has been made outside of active litigation.

First Horizon Branded Proprietary Mortgage Securitizations

From 2005 through 2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the FH brand. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in the trusts. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed only after junior classes were exhausted. Through third quarter 2013, FHN continued to service substantially all of the remaining loans sold through FH proprietary securitizations. In third quarter FHN contracted to sell substantially all such servicing rights and obligations, with transfers occurring largely in fourth quarter 2013 and first quarter 2014. As of June 30, 2014, the aggregate remaining UPB in active FH proprietary securitizations from 2005 through 2007 was $6.7 billion consisting of $4.6 billion Alt-A mortgage loans and $2.1 billion Jumbo mortgage loans.

Representations and warranties were made to the securitization trustee, as the nominal purchaser of the loans, for the benefit of investors. As such, FHN has exposure to the trustee for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing. As of June 30, 2014, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitizations based on breaches of representations and warranties to the trustee.

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

GSEs and certain other quasi-governmental entities were among the purchasers of certificates in FH proprietary securitizations. As such, they are entitled to the benefits of the same representations and warranties as other investors. However, under federal law some entities of that sort are permitted to undertake, independently of other investors, reviews of FHN’s mortgage loan origination and servicing files. Such reviews are commenced using a subpoena process. If, because of such reviews, an entity determines there has been a breach of a representation or warranty that has had a material and adverse effect on the interests of the investors in any mortgage loan, the entity may attempt to persuade or compel enforcement of a repurchase obligation against FHN by the securitization trustee. As discussed in more detail below in “Other Government Entity Loan Reviews,” FHN has received several such subpoenas.

In addition, the FH proprietary securitization trustee generally may initiate a loan review, without prior official action by investors, for the purpose of determining compliance with applicable representations and warranties with respect to any or all of the active FH proprietary securitizations. If non-compliance is discovered, the trustee may seek repurchase or other relief. At June 30, 2014, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN. Accordingly, FHN is not able to estimate any liability for this risk. FHN similarly is not able to estimate a range of reasonably possible losses associated with this risk, and no such amounts are included in the aggregate range discussed above. Those inabilities are due to significant uncertainties regarding: the absence of claims made; the nature and outcome of any claims process or related settlement discussions if pursued; the outcome of litigation if litigation is pursued; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; and the lack of precedent claims.

Also unlike loans sold to the GSEs, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, an investor could pursue (and in certain cases mentioned below, have pursued or are pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by

Note 11 – Contingencies and Other Disclosures (Continued)

containing materially false or misleading information or by omitting material information. A claim for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes. Statutory remedies typically include rescission of the investment or monetary damages measured in relation to the original investment made. Any such statutory claim would be subject to applicable limitation periods and other statutory defenses. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort have been resolved in a litigation context, unlike FHN’s GSE repurchase experience, and several claims still are pending. FHN’s analysis of loss content and establishment of appropriate liabilities in these cases follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case, a determination of whether material loss is probable, and (if so) an estimation of the amount of ultimate loss, if any can be estimated. Alternatively, under applicable financial accounting guidance, a liability may be established or increased in the course of negotiations for settlement of a matter, whether or not a settlement results.

Monoline Insurance

Monoline insurance was a form of credit enhancement provided to a securitization by an insurer not affiliated with FHN. Subject to the terms and conditions of the policy, the insurer guaranteed payments of accrued interest and principal due to the investors. None of the FH proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. In certain limited situations, insurance was provided for a specific senior retail class of holders within an individual securitization. The only insured certificate more recent than 2004 is from 2005 and covered $25.0 million of original certificate balance. The trustee statement dated June 25, 2014, reported to FHN that the remaining outstanding certificate balance for that class was $23.3 million.

FHN understands that some monoline insurers have commenced lawsuits against others in the industry seeking to rescind policies of this sort due to alleged misrepresentations as to the quality of the loan portfolio insured. FHN has not received notice of a monoline lawsuit against FHN involving the certificates mentioned above or the HELOC securitizations mentioned in the next section.

Other First Horizon Branded Proprietary Securitizations

FHN originated and sold home equity lines and second lien loans through certain FH proprietary securitization trusts, most of which related to home equity line of credit (“HELOC”) loans. As of June 30, 2014, only one of those securitizations remains active; the rest have been resolved through clean-up calls or other means. The remaining trust issued notes backed by HELOC loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. The Trustee statement dated June 25, 2014, reported that the cumulative original and current outstanding certificate balance of the remaining FH proprietary HELOC securitization is $299.8 million and $72.1 million, respectively.

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

Other Government Entity Loan Reviews

Certain government entities acting on behalf of several purchasers of FH proprietary and other securitizations have subpoenaed information from FHN and others. In 2009 FHN was subpoenaed by the federal regulator of credit unions, the National Credit Union Administration (“NCUA”), related to FH proprietary securitization investments by certain federal credit unions. There has been little communication with FHN associated with this matter since 2010. FHN has been subpoenaed by the Federal Housing Finance Agency (“FHFA”) acting as conservator for Fannie Mae and Freddie Mac related to securitization investments by those institutions. In addition, the FHLB of San Francisco and FHLB of Atlanta have subpoenaed FHN for purposes of a loan origination review related to certain of their securitization investments. Collectively, the NCUA, FHFA, and FHLB subpoenas seek information concerning a number of FH proprietary first lien securitizations and a FH proprietary HELOC securitization during 2005 and 2006. In addition, the FDIC, acting on behalf of certain failed banks, has also subpoenaed FHN related to FH proprietary securitization investments by those institutions.

Note 11 – Contingencies and Other Disclosures (Continued)

The FDIC, FHFA and FHLB of San Francisco subpoenas also concern loans sold by FHN to non-Agency purchasers on a whole-loan basis which were included by those purchasers in non-FH securitizations. See “Other Whole-Loan Sales” above for additional information concerning loans originated and sold by FHN that were included in the purchasers’ own securitizations. In addition, the FHLB of Seattle has subpoenaed FHN in connection with FHN-originated loans that were included in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. Other than the dollar amounts of those investments which are the subject of the FDIC’s active litigation as receiver for Colonial Bank, FHN has limited information regarding at least some of the loans under review or the dollar amounts invested in relation to the FDIC, FHFA, and FHLB subpoenas. The FDIC subpoenas partially overlap with the ongoing litigation matters mentioned above under “Litigation—Loss Contingencies,” and with a now-settled litigation matter with the FHFA.

The subpoenas discussed above relate to ongoing reviews which ultimately could result in claims against FHN. The original and current (as of June 25, 2014 trust statements) combined first lien certificate balances of the related FH proprietary securitizations in which the credit unions invested were $321.6 million and $104.0 million, respectively. The original and current (as of June 25, 2014 trust statements) HELOC certificate balances of the related FH proprietary HELOC securitization in which the credit unions invested was $299.8 million and $72.1 million. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of San Francisco invested are $501.1 million and $147.5 million, respectively. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of Atlanta invested are $56.1 million and $7.3 million, respectively. There are limitations as to FHN’s knowledge of the amount of FH proprietary securitizations investments that are subject to the FDIC, FHFA and FHLB of San Francisco subpoenas. Since the reviews at this time are not repurchase claims, the associated loans are not considered part of the repurchase pipeline.

Private Mortgage Insurance

MI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices related to GSE-owned loans are not formal repurchase requests, FHN includes these in the active repurchase request pipeline. FHN tracks and monitors MI cancellation notices received and considers the amount of loans sold to GSEs where MI coverage has ultimately been lost when assessing the overall adequacy of FHN’s repurchase liability. As of June 30, 2014 and 2013, $505.6 million and $473.9 million, respectively, of loans sold or securitized have lost MI coverage.

Established Repurchase Liability

In fourth quarter 2013, FHN entered into a DRA, discussed above in “GSE Definitive Resolution Agreements,” to resolve certain selling representation and warranty repurchase obligations with Fannie Mae. In connection with the DRA, FHN received additional information which has been used to estimate repurchase liability levels at September 30, 2013 and later periods. Compared with earlier periods, that information encompassed a broader population of loans including older vintages and expanded selection criteria from the remaining loan populations. The new information added the origination vintages of 2000 through 2004, expanded the scope of selections, and included estimates for losses from loans in early stage delinquency, modifications, and loans determined to have a higher probability of default. In first quarter 2014, FHN entered into a DRA, also discussed above, with Freddie Mac. In connection with that DRA FHN also received certain additional information which FHN used to estimate repurchase liability levels at year-end 2013 and afterward. FHN used all available information to estimate losses related to potential repurchase obligations not included in the DRAs including future MI rescissions, prior bulk servicing sales where FHN is no longer the directly responsible party but still has repurchase obligations, and obligations related to certain other loan sales, including repurchase obligations related to non-GSE loan sales. Additionally, FHN continues to monitor claims included in the active pipeline, historical repurchase rates, and loss severities.

Based on currently available information and experience to date, FHN has evaluated its exposure under these obligations and accordingly has accrued for losses of $141.6 million and $124.4 million as of June 30, 2014 and 2013, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

Through third quarter 2013, FHN serviced a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $15 billion as of September 30, 2013. In fourth quarter 2013 and first quarter 2014, sales of substantially all remaining servicing were consummated under a contract discussed below. As a result, the loan portfolio serviced by FHN at June 30, 2014 had an unpaid principal balance of approximately $277 million.

Note 11 – Contingencies and Other Disclosures (Continued)

Prior to those recent sales, a substantial portion of FHN’s first lien portfolio was serviced through subservicing arrangements. FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the then-remaining portion of FHN’s mortgage servicing portfolio were outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). FHN entered into a replacement agreement in 2011 with a new subservicer (the “2011 subservicer”). In third quarter 2013 FHN contracted to sell substantially all of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing was transferred to the buyer in stages, with substantial completion occurring during first quarter 2014. Servicing still retained by FHN continues to be subserviced by the 2011 subservicer.

The first lien loan portfolio is held primarily by private security holders and GSEs, with less significant portions held by other private investors. In connection with its servicing activities, FHN collected and remitted the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require the servicer to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool; and (3) the servicer may be required to advance escrow and other payments. In the event advances are ultimately made by the servicer to satisfy these servicing obligations, these servicing advances are recoverable from: (a) the liquidation proceeds of the property securing the loan, in the case of private securitizations; (b) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans; and (c) in certain circumstances, mortgage payment pool funds. As of June 30, 2014 and 2013, FHN has recognized servicing advances of $27.6 million and $281.7 million, respectively. Servicing advances are included in Other assets on the Consolidated Condensed Statements of Condition. Those advances are part of the assets sold under the servicing sale agreement FHN entered into late in 2013; substantially all transfers under that agreement occurred in fourth quarter 2013 and first quarter 2014.

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

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs, servicing timeline penalties, compensatory damages, and curtailments charged prior to the servicing transfer by GSEs and a government agency in connection with FHN’s transfer of subservicing to its 2011 subservicer in the amount of $8.6 million. The 2008 subservicer also is seeking reimbursement from FHN for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and supervisory guidance relating to foreclosure review (collectively, “foreclosure review expenditures”). The foreclosure review expenditures for which the 2008 subservicer has sought reimbursement total $34.9 million. Although the most recent request was made in 2012, additional reimbursement requests may be made. FHN disagrees with the 2008 subservicer’s position and has made no reimbursements. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously. FHN also believes that certain amounts billed to FHN by agencies for penalties and curtailments on claims by MI insurers for actions by the 2008 subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the 2008 subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

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

Note 11 – Contingencies and Other Disclosures (Continued)

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

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. As a result of the Settlement, Visa funded an additional $150 million into the escrow account in July 2012, and as a result FHN made a payment to the derivative counterparty of $.8 million. As of June 30, 2014, the conversion ratio is 42 percent, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable at present.

As of June 30, 2014 and 2013, the derivative liabilities were $4.7 million and $2.2 million, respectively.

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

Note 12 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN did not make any contributions to the qualified pension plan in 2013. Future decisions to contribute to the plan will be based upon pension funding requirements under the Pension Protection Act, the maximum deductible under the Internal Revenue Code, and the actual performance of plan assets. Management has assessed the need for future contributions, and does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2014.

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5.4 million for 2013. FHN anticipates making benefit payments under the non-qualified plans of $5.1 million in 2014.

Savings plan. FHN provides all qualifying full-time employees with the opportunity to participate in the FHN tax qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, FHN provides a 100 percent match for the first 6 percent of salary deferred. Through a non-qualified savings restoration plan, FHN provides a restorative benefit to certain highly-compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.

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

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$17	$62	$55	$134
Interest cost	8,660	8,089	458	548
Expected return on plan assets	(10,018)	(8,727)	(255)	(197)
Amortization of unrecognized:
Prior service cost/(credit)	87	88	(291)	8
Actuarial (gain)/loss	1,635	2,389	(252)	17

Net periodic benefit cost	$381	$1,901	$(285)	$510

ASC 715 settlement expense	—	370	—	—

Total periodic benefit costs	$381	$2,271	$(285)	$510

Note 12 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$34	$124	$110	$268
Interest cost	17,320	16,174	916	1,096
Expected return on plan assets	(20,036)	(17,454)	(510)	(394)
Amortization of unrecognized:
Prior service cost/(credit)	174	176	(582)	16
Actuarial (gain)/loss	3,270	4,789	(378)	34

Net periodic benefit cost	762	3,809	(444)	1,020

ASC 715 settlement expense	—	370	—	—

Total periodic benefit costs	$762	$4,179	$(444)	$1,020

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Consolidated
Net interest income	$156,768	$160,019	$309,127	$321,401
Provision for loan losses	5,000	15,000	15,000	30,000
Noninterest income	126,901	142,632	272,631	299,059
Noninterest expense	165,332	227,408	385,546	467,948

Income/(loss) before income taxes	113,337	60,243	181,212	122,512
Provision/(benefit) for income taxes	32,157	15,008	50,802	32,738

Income/(loss) from continuing operations	81,180	45,235	130,410	89,774
Income/(loss) from discontinued operations, net of tax	—	1	—	431

Net income/(loss)	$81,180	$45,236	$130,410	$90,205

Average assets	$23,651,952	$24,582,818	$23,783,281	$24,812,407

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Business Segment Information (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Regional Banking
Net interest income	$148,654	$148,220	$290,664	$295,340
Provision/(provision credit) for loan losses	8,425	13,201	21,415	10,716
Noninterest income	66,226	61,885	126,218	121,029
Noninterest expense	133,564	129,584	266,614	260,661

Income/(loss) before income taxes	72,891	67,320	128,853	144,992
Provision/(benefit) for income taxes	25,843	24,146	45,723	52,367

Net income/(loss)	$47,048	$43,174	$83,130	$92,625

Average assets	$13,055,204	$12,939,928	$12,837,505	$12,948,706

Capital Markets
Net interest income	$2,590	$4,097	$6,068	$8,065
Noninterest income	47,564	68,199	104,322	144,811
Noninterest expense (a)	111	59,822	52,705	121,355

Income/(loss) before income taxes	50,043	12,474	57,685	31,521
Provision/(benefit) for income taxes	19,146	4,651	21,991	11,873

Net income/(loss)	$30,897	$7,823	$35,694	$19,648

Average assets	$2,074,028	$2,407,287	$2,056,039	$2,432,394

Corporate
Net interest income/(expense)	$(10,522)	$(11,182)	$(19,635)	$(21,241)
Noninterest income	5,214	3,811	18,429	11,666
Noninterest expense	15,798	17,141	35,376	34,754

Income/(loss) before income taxes	(21,106)	(24,512)	(36,582)	(44,329)
Provision/(benefit) for income taxes	(17,270)	(15,698)	(29,036)	(27,781)

Net income/(loss)	$(3,836)	$(8,814)	$(7,546)	$(16,548)

Average assets	$5,344,855	$5,068,970	$5,599,344	$5,161,208

Non-Strategic
Net interest income	$16,046	$18,884	$32,030	$39,237
Provision/(provision credit) for loan losses	(3,425)	1,799	(6,415)	19,284
Noninterest income	7,897	8,737	23,662	21,553
Noninterest expense	15,859	20,861	30,851	51,178

Income/(loss) before income taxes	11,509	4,961	31,256	(9,672)
Provision/(benefit) for income taxes	4,438	1,909	12,124	(3,721)

Income/(loss) from continuing operations	7,071	3,052	19,132	(5,951)
Income/(loss) from discontinued operations, net of tax	—	1	—	431

Net income/(loss)	$7,071	$3,053	$19,132	$(5,520)

Average assets	$3,177,865	$4,166,633	$3,290,393	$4,270,099

Certain previously reported amounts have been reclassified to agree with current presentation

(a)	Three and six months ended June 30, 2014, includes $47.1 million related to agreements with insurance companies for the recovery of litigation and legal expenses FHN incurred in connection with the Sentinel litigation matter which was settled in 2011.

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

The only trust included in the June 30, 2014 balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Because the trust is consolidated, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

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

Note 14 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of June 30, 2014 and 2013:

	June 30, 2014		June 30, 2013
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$1,206	N/A
Loans, net of unearned income	84,381	N/A	109,222	N/A
Less: Allowance for loan losses	725	N/A	3,839	N/A

Total net loans	83,656	N/A	105,383	N/A

Other assets	410	$66,360	1,687	$61,447

Total assets	$84,066	$66,360	$108,276	$61,447

Liabilities:
Term borrowings	$74,103	N/A	$99,487	N/A
Other liabilities	4	$50,816	21	$47,507

Total liabilities	$74,107	$50,816	$99,508	$47,507

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

On-Balance Sheet Consumer Loan Securitizations. Prior to March 31, 2014 FHN held variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts held no recourse to the assets of FHN. Based on their restrictive nature, the trusts were considered VIEs as the holders of equity at risk did not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. The nonconsolidated proprietary residential mortgage securitizations as of June 30, 2013, consisted of two HELOC securitization trusts that had entered a rapid amortization period and for which FHN was obligated to provide subordinated funding. These securitization trusts were not consolidated by FHN as it was not the Master Servicer for the securitizations. FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precluded sale accounting for the related securitization transactions. Thus, even though FHN was not the Master Servicer, the related transactions were accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s Consolidated Condensed Financial Statements. These trusts were collapsed in first quarter 2014 as the collateral (loans) of the trust were repurchased and FHN reduced the associated secured borrowing on the Consolidated Condensed Statements of Condition.

Holdings & Short Positions in Agency Mortgage-Backed Securities. FHN holds securities issued by various Agency securitization trusts. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not

Note 14 – Variable Interest Entities (Continued)

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

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2014:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$45,235	$—	Other assets
New market tax credit LLCs (b) (c)	22,211	—	Other assets
Small issuer trust preferred holdings (d)	364,942	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	52,682	61,491	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	35,118	—	(g)
Holdings of agency mortgage-backed securities (d)	3,703,941	—	(h)
Short positions in agency mortgage-backed securities (f)	N/A	1,092	Trading liabilities
Commercial loan troubled debt restructurings (i) (j)	57,157	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $38.9 million of current investments and $6.4 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $61.5 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $.9 million and $.2 million classified as MSR related to proprietary and agency residential mortgage securitizations, respectively, and $6.4 million classified as Trading securities related to proprietary residential mortgage securitizations. Aggregate servicing advances of $27.6 million are classified as Other assets.
(h)	Includes $371.7 million classified as Trading securities and $3.3 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $54.0 million of current receivables and $3.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2013:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships (a) (b)	$49,949	$—	Other assets
New market tax credit LLCs (b) (c)	23,254	—	Other assets
Small issuer trust preferred holdings (d)	412,397	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	54,314	59,860	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	396,441	—	(g)
On-balance sheet consumer loan securitizations	17,474	252,651	(h)
Holdings of agency mortgage-backed securities (d)	3,509,648	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	24,904	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	79,338	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $48.2 million of current investments and $1.7 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $59.9 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $68.2 million and $30.7 million classified as MSR and $7.5 million and $8.4 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $281.7 million are classified as Other assets.
(h)	Includes $270.1 million classified as Loans, net of unearned income which are offset by $252.7 million classified as Term borrowings.
(i)	Includes $563.1 million classified as Trading securities and $2.9 billion classified as Securities available-for-sale.
(j)	Maximum loss exposure represents $77.1 million of current receivables and $2.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Prior to 2009, FHN utilized loan sales and securitizations as a significant source of liquidity for its mortgage banking operations. FHN no longer retains financial interests in loans it transfers to third parties.

Retained Interests

With the sales of substantially all servicing by the end of first quarter 2014, prior transfers of financial assets in which FHN has continuing involvement are no longer significant. See Note 11 – Contingencies and Other Disclosures for information regarding FHN’s repurchase exposure for claims that FHN breached its standard representations and warranties made in connection with the sale of loans to proprietary and agency residential mortgage securitization trusts.

For the three and six months ended June 30, 2013, cash flows received and paid related to loan sales and securitizations where FHN had continuing involvement were as follows:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2013
Proceeds from initial sales	$—	$10,843
Servicing fees retained (a)	12,692	25,281
Purchases of GNMA guaranteed mortgages	31,814	70,855
Purchases of previously transferred financial assets (b) (c)	79,613	224,350
Other cash flows received on retained interests	1,415	2,828

(a)	Included servicing fees on MSR associated with loan sales and purchased MSR.
(b)	Included repurchases of delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also included buyouts from GSEs in order to facilitate foreclosures.
(c)	Six months ended June 30, 2013, included $74.7 million of cash paid related to clean-up calls exercised by FHN.

Note 14 – Variable Interest Entities (Continued)

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them in which FHN had continuing involvement, the principal amount of delinquent loans, and the net credit losses during the three and six months ended June 30, 2013 are as follows:

	Principal Amount of Residential Real
		Net Credit Losses (c)
	Estate Loans (a) (b) (c)	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2013	June 30, 2013	June 30, 2013
Total loans managed or transferred	$13,691,924	$78,055	$140,682

(a)	Amounts represent real estate residential loans in FHN’s portfolio, held-for-sale, and loans that have been transferred in proprietary securitizations and whole loan sales in which FHN had a retained interest other than servicing rights. Also included $4.8 billion of loans transferred to GSEs with any type of retained interest other than servicing rights.
(b)	Includes $.7 billion where the principal amount is 90 days or more past due or nonaccrual. Included in this amount was $38.1 million of GNMA guaranteed mortgages.
(c)	No delinquency or net credit loss data is provided for the loans transferred to FNMA or FHLMC because these agencies retain credit risk. See Note 11—Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs or private investors.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On June 30, 2014 and 2013, respectively, FHN had $101.6 million and $111.9 million of cash receivables and $71.3 million and $93.1 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $40.5 million and $58.5 million for the three months ended June 30, 2014 and 2013, respectively, and $90.1 million and $126.5 million for the six months ended June 30, 2014 and 2013, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with capital markets trading activities as of June 30, 2014 and 2013:

	June 30, 2014
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,760,032	$80,710	$4,948
Offsetting Upstream Interest Rate Contracts	1,760,032	4,948	80,710
Option Contracts Purchased	17,500	29	—
Option Contracts Written	5,000	—	4
Forwards and Futures Purchased	2,378,633	4,571	330
Forwards and Futures Sold	2,487,732	548	4,980

	June 30, 2013
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,706,209	$88,851	$8,925
Offsetting Upstream Interest Rate Contracts	1,706,209	8,925	88,851
Option Contracts Purchased	40,000	36	—
Option Contracts Written	2,500	—	6
Forwards and Futures Purchased	3,726,645	21,109	6,573
Forwards and Futures Sold	4,159,652	5,201	27,995

Interest Rate Risk Management

FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and interest-bearing liabilities have different maturity or repricing characteristics. FHN uses derivatives, including swaps, caps, options, and collars, that are designed to moderate the impact on earnings as interest rates change. Interest paid or received for swaps utilized by FHN to hedge the fair value of long term debt is recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers that includes customer derivatives paired with upstream offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in Noninterest expense on the Consolidated Condensed Statements of Income.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $554.0 million on June 30, 2014 and 2013, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps was $28.1 million and $50.9 million in Derivative assets on June 30, 2014 and 2013, respectively.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet amount of this swap was $14.0 million and $20.7 million in Derivative assets as of June 30, 2014 and 2013, respectively. There was no ineffectiveness related to this hedge.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN hedges the interest rate risk of the subordinated debt totaling $200 million using pay floating, receive fixed interest rate swaps. The balance sheet amount of these swaps was $12.1 million and $18.7 million in Derivative liabilities as of June 30, 2014 and 2013, respectively. There was no ineffectiveness related to these hedges.

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of and for the three and six months ended June 30, 2014 and 2013:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$759,266	$28,143	$997		$2,714	$2,069
Offsetting Upstream Interest Rate Contracts (a)	775,204	997	28,643		(2,714)	(2,069)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$42,121	$12,095		$(3,628)	$(3,239)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$3,628 (d)	$3,239 (d)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$890,611	$36,742	$3,027		$(15,896)	$(21,209)
Offsetting Upstream Interest Rate Contracts (a)	890,611	3,027	37,242		16,196	21,909
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$71,606	$18,722		$(24,774)	$(42,348)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$24,774 (d)	$42,348 (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $6.5 million as of June 30, 2014 and 2013, which have an initial fixed rate term before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $.9 million and $1.1 million in Derivative liabilities on the Consolidated Condensed Statements of Condition as of June 30, 2014 and 2013, respectively. Interest paid or received for these swaps is recognized as an adjustment of the interest income of the assets whose risk is being hedged. Basis adjustments remaining at the end of the hedge term are being amortized as an adjustment to interest income over the remaining life of the loans. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of and for the three and six months ended June 30, 2014 and 2013:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$900	$42		$105
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(41	)(c)	$(104	)(c)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$1,118	$337		$924
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(334	)(c)	$(921	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2014, the derivative liabilities associated with the sales of Visa Class B shares were $4.7 million compared to $2.2 million as of June 30, 2013. See the Visa Matters section of Note 11 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2014 and 2013, these loans were valued at $.8 million and $.6 million, respectively. As of June 30, 2014 and 2013, the balance sheet amount and the gains/losses associated with these derivatives were not material.

Legacy Mortgage Servicing Operations

Retained Interests

Prior to first quarter 2014, FHN had significantly larger amounts of retained mortgage servicing rights. FHN revalued MSR to current fair value each month with changes in fair value included in servicing income in Mortgage banking noninterest income on the Consolidated Condensed Statements of Income. FHN entered into interest rate contracts (potentially including swaps, swaptions, and mortgage forward purchase contracts) to hedge against the effects of changes in fair value of its MSR associated with increased prepayment activity that generally results from declining interest rates. Substantially all capitalized MSR were hedged for economic purposes. In third quarter 2013, in conjunction with the agreement to sell legacy mortgage servicing, FHN removed all hedges associated with MSR and interest-only securities.

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

Note 15 – Derivatives (Continued)

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities as of and for the three and six months ended June 30, 2013:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$35,000	$92	$459	$(2,795)	$(3,206)
Interest Rate Swaps and Swaptions	407,000	168	3,376	(6,314)	(5,580)
Hedged Items:
Mortgage Servicing Rights	N/A	$111,207	N/A	$9,153	$10,330
Other Retained Interests	N/A	15,872	N/A	1,313	1,794

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $116.8 million of assets and $91.6 million of liabilities on June 30, 2014, and $148.8 million of assets and $116.5 million of liabilities on June 30, 2013. As of June 30, 2014 and 2013, FHN had received collateral of $190.6 million and $218.3 million and posted collateral of $92.3 million and $102.6 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $116.8 million of assets and $23.2 million of liabilities on June 30, 2014, and $148.7 million of assets and $30.0 million of liabilities on June 30, 2013. As of June 30, 2014 and 2013, FHN had received collateral of $190.6 million and $218.3 million and posted collateral of $28.8 million and $23.4 million, respectively, in the normal course of business related to these contracts.

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

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of June 30:

				Gross amounts not offset in the
				Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2014 (b)	$156,919	$—	$156,919	$(26,475)	$(129,064)	$1,380
2013 (b)	209,411	—	209,411	(37,505)	(170,712)	1,194

(a)	Included in Derivative Assets on the Consolidated Condensed Statements of Condition. As of June 30, 2014 and 2013, $5.1 million and $26.4 million, respectively, of derivative assets (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2014 is comprised entirely of interest rate derivative contracts. 2013 includes $209.3 million of interest rate derivative contracts and $.1 million of forwards and futures contracts.

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of June 30:

				Gross amounts not offset in the
				Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2014 (b)	$128,293	$—	$128,293	$(26,475)	$(88,935)	$12,883
2013 (b)	161,720	—	161,720	(37,505)	(116,510)	7,705

(a)	Included in Derivative Liabilities on the Consolidated Condensed Statements of Condition. As of June 30, 2014 and 2013, $10.0 million and $36.8 million, respectively, of derivative liabilities (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2014 is comprised entirely of interest rate derivative contracts. 2013 includes $161.3 million of interest rate derivative contracts and $.5 million of forwards and futures contracts.

Note 16 – Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of June 30:

				Gross amounts not offset in the
				Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2014	$624,477	$—	$624,477	$(61,094)	$(555,665)	$7,718
2013	602,126	—	602,126	(3,455)	(589,180)	9,491

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of June 30:

				Gross amounts not offset in the
				Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2014	$475,530	$—	$475,530	$(61,094)	$(414,373)	$63
2013	433,761	—	433,761	(3,455)	(430,295)	11

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	June 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$235,389	$—	$235,389
Government agency issued MBS	—	195,911	—	195,911
Government agency issued CMO	—	175,799	—	175,799
Other U.S. government agencies	—	71,228	—	71,228
States and municipalities	—	41,144	—	41,144
Corporate and other debt	—	402,348	5	402,353
Equity, mutual funds, and other	—	22,040	—	22,040

Total trading securities—capital markets	—	1,143,859	5	1,143,864

Trading securities—mortgage banking:
Principal only	—	—	4,707	4,707
Interest only	—	—	322	322
Subordinated bonds	—	—	1,387	1,387

Total trading securities—mortgage banking	—	—	6,416	6,416

Loans held-for-sale	—	—	232,487	232,487
Securities available-for-sale:
U.S. treasuries	—	39,999	—	39,999
Government agency issued MBS	—	762,842	—	762,842
Government agency issued CMO	—	2,569,388	—	2,569,388
Other U.S. government agencies	—	—	2,061	2,061
States and municipalities	—	13,655	1,500	15,155
Venture capital	—	—	2,300	2,300
Equity, mutual funds, and other	25,995	—	—	25,995

Total securities available-for-sale	25,995	3,385,884	5,861	3,417,740

Mortgage servicing rights	—	—	3,197	3,197
Other assets:
Deferred compensation assets	24,860	—	—	24,860
Derivatives, forwards and futures	5,119	—	—	5,119
Derivatives, interest rate contracts	—	156,948	—	156,948

Total other assets	29,979	156,948	—	186,927

Total assets	$55,974	$4,686,691	$247,966	$4,990,631

Trading liabilities—capital markets:
U.S. treasuries	$—	$479,210	$—	$479,210
Government agency issued MBS	—	1,092	—	1,092
Other U.S. government agencies	—	11,167	—	11,167
States and municipalities	—	3,216	—	3,216
Corporate and other debt	—	211,434	—	211,434

Total trading liabilities—capital markets	—	706,119	—	706,119

Other liabilities:
Derivatives, forwards and futures	5,310	—	—	5,310
Derivatives, interest rate contracts	—	128,297	—	128,297
Derivatives, other	—	4	4,725	4,729

Total other liabilities	5,310	128,301	4,725	138,336

Total liabilities	$5,310	$834,420	$4,725	$844,455

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	June 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$99,761	$—	$99,761
Government agency issued MBS	—	446,797	—	446,797
Government agency issued CMO	—	116,347	—	116,347
Other U.S. government agencies	—	158,226	—	158,226
States and municipalities	—	11,950	—	11,950
Corporate and other debt	—	415,346	5	415,351
Equity, mutual funds, and other	—	3,044	—	3,044

Total trading securities—capital markets	—	1,251,471	5	1,251,476

Trading securities—mortgage banking:
Principal only	—	—	5,264	5,264
Interest only	—	—	10,608	10,608

Total trading securities—mortgage banking	—	—	15,872	15,872

Loans held-for-sale	—	—	235,080	235,080
Securities available-for-sale:
U.S. treasuries	—	39,997	—	39,997
Government agency issued MBS (a)	—	991,762	—	991,762
Government agency issued CMO	—	1,954,038	—	1,954,038
Other U.S. government agencies	—	—	2,854	2,854
States and municipalities	—	14,945	1,500	16,445
Venture capital	—	—	4,300	4,300
Equity, mutual funds, and other	14,475	—	—	14,475

Total securities available-for-sale (a)	14,475	3,000,742	8,654	3,023,871

Mortgage servicing rights	—	—	113,853	113,853
Other assets:
Deferred compensation assets	22,302	—	—	22,302
Derivatives, forwards and futures	26,402	—	—	26,402
Derivatives, interest rate contracts	—	209,357	—	209,357

Total other assets	48,704	209,357	—	258,061

Total assets (a)	$63,179	$4,461,570	$373,464	$4,898,213

Trading liabilities—capital markets:
U.S. treasuries	$—	$267,427	$—	$267,427
Government agency issued MBS	—	3,977	—	3,977
Government agency issued CMO	—	20,927	—	20,927
Other U.S. government agencies	—	43,425	—	43,425
Corporate and other debt	—	258,359	—	258,359
Equity, mutual funds, and other	—	2,754	—	2,754

Total trading liabilities—capital markets	—	596,869	—	596,869

Other short-term borrowings	—	—	12,349	12,349
Other liabilities:
Derivatives, forwards and futures	35,027	—	—	35,027
Derivatives, interest rate contracts	—	161,267	—	161,267
Derivatives, other	—	—	2,195	2,195

Total other liabilities	35,027	161,267	2,195	198,489

Total liabilities	$35,027	$758,136	$14,544	$807,707

(a)	Balance has been re-presented due to purchase accounting adjustments made in third quarter 2013.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2014 and 2013, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2014
					Securities available-for-sale			Mortgage
	Trading		Loans held-		Investment	Venture		servicing	Net derivative
(Dollars in thousands)	securities		for-sale		portfolio	Capital		rights, net	liabilities
Balance on April 1, 2014	$6,593		$229,219		$3,682	$4,300		$4,687	$(4,945)
Total net gains/(losses) included in:
Net income	43		8,214		—	(2,000)		113	(101)
Other comprehensive income /(loss)	—		—		(15)	—		—	—
Purchases	—		476		—	—		—	—
Issuances	—		—		—	—		—	—
Sales	—		—		—	—		(1,400)	—
Settlements	(215)		(4,607)		(106)	—		(203)	321
Net transfers into/(out of) Level 3	—		(815	)(b)	—	—		—	—

Balance on June 30, 2014	$6,421		$232,487		$3,561	$2,300		$3,197	$(4,725)

Net unrealized gains/(losses) included in net income	$74	(a)	$8,214	(a)	$—	$(2,000	)(c)	$77 (a)	$(101	)(d)

	Three Months Ended June 30, 2013
					Securities available-for-sale		Mortgage				Other
	Trading		Loans held-		Investment	Venture	servicing		Net derivative		short-term
(Dollars in thousands)	securities		for-sale		portfolio	Capital	rights, net		liabilities		borrowings
Balance on April 1, 2013	$16,459		$232,684		$4,776	$4,300	$109,102		$(2,050)		$(10,984)
Total net gains/(losses) included in:
Net income	1,608		(2,310)		—	—	10,502		(466)		(1,365)
Other comprehensive income /(loss)	—		—		(39)	—	—		—		—
Purchases	—		19,042		—	—	—		—		—
Issuances	—		—		—	—	—		—		—
Sales	—		—		—	—	—		—		—
Settlements	(2,190)		(10,372)		(383)	—	(5,751)		321		—
Net transfers into/(out of) Level 3	—		(3,964	)(b)	—	—	—		—		—

Balance on June 30, 2013	$15,877		$235,080		$4,354	$4,300	$113,853		$(2,195)		$(12,349)

Net unrealized gains/(losses) included in net income	$(1,156	)(a)	$(2,310	)(a)	$—	$—	$10,391	(a)	$(466	)(d)	$(1,365	)(a)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(d)	Included in Other expense.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2014 and 2013, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2014
				Securities available-for-sale			Mortgage
	Trading	Loans held-		Investment	Venture		servicing	Net derivative
(Dollars in thousands)	securities	for-sale		portfolio	Capital		rights, net	liabilities
Balance on January 1, 2014	$7,200	$230,456		$3,826	$4,300		$72,793	$(2,915)
Total net gains/(losses) included in:
Net income	(42)	9,401		—	(2,000)		1,246	(2,442)
Other comprehensive income / (loss)	—	—		(32)	—		—	—
Purchases	1,559	4,582		—	—		—	—
Issuances	—	—		—	—		—	—
Sales	(1,715)	—		—	—		(69,919)	—
Settlements	(581)	(8,800)		(233)	—		(923)	632
Net transfers into/(out of) Level 3	—	(3,152	)(b)	—	—		—	—

Balance on June 30, 2014	$6,421	$232,487		$3,561	$2,300		$3,197	$(4,725)

Net unrealized gains/(losses) included in net income	$34 (a)	$9,401	(a)	$—	$(2,000	)(c)	$150 (a)	$(2,442	)(d)

	Six Months Ended June 30, 2013
					Securities available-for-sale		Mortgage				Other
	Trading		Loans held-		Investment	Venture	servicing		Net derivative		short-term
(Dollars in thousands)	securities		for-sale		portfolio	Capital	rights, net		liabilities		borrowings
Balance on January 1, 2013	$17,992		$221,094		$5,253	$4,300	$114,311		$(2,175)		$(11,156)
Total net gains/(losses) included in:
Net income	2,529		(2,135)		—	—	11,335		(652)		(1,193)
Other comprehensive income /(loss)	—		—		(76)	—	—		—		—
Purchases	—		37,509		—	—	—		—		—
Issuances	—		—		—	—	—		—		—
Sales	—		—		—	—	—		—		—
Settlements	(4,644)		(14,600)		(823)	—	(11,793)		632		—
Net transfers into/(out of) Level 3	—		(6,788	)(b)	—	—	—		—		—

Balance on June 30, 2013	$15,877		$235,080		$4,354	$4,300	$113,853		$(2,195)		$(12,349)

Net unrealized gains/(losses) included in net income	$1,587	(a)	$(2,135	)(a)	$—	$—	$11,316	(a)	$(652	)(d)	$(1,193	)(a)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(d)	Included in Other expense.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at June 30, 2014 and 2013, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

	Carrying value at June 30, 2014				Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$3,471	$—	$3,471	$1	$43
Loans held-for-sale—first mortgages	—	—	9,004	9,004	7	(10)
Loans, net of unearned income (a)	—	—	53,652	53,652	757	1,245
Real estate acquired by foreclosure (b)	—	—	38,781	38,781	(533)	(1,391)
Other assets (c)	—	—	61,093	61,093	(849)	(2,101)

					$(617)	$(2,214)

	Carrying value at June 30, 2013				Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—first mortgages	$—	$—	$10,607	$10,607	$(144)	$(60)
Loans, net of unearned income (a)	—	—	105,826	105,826	(1,771)	(1,977)
Real estate acquired by foreclosure (b) (d)	—	—	51,342	51,342	(1,933)	(2,952)
Other assets (c)	—	—	71,483	71,483	(1,437)	(3,046)

					$(5,285)	$(8,035)

Certain previously reported amount have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments.
(d)	Balance has been re-presented due to purchase accounting adjustments made in third quarter 2013.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of June 30, 2014 and 2013:

(Dollars in Thousands)
Level 3 Class	Fair Value at June 30, 2014	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage (a)	$6,416	Discounted cash flow	Prepayment speeds	43% - 47%
			Discount rate	40% - 85%
Loans held-for-sale—residential real estate	241,491	Discounted cash flow	Prepayment speeds—First mortgage	6% - 10%
			Prepayment speeds—Heloc	5% - 15%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends—First mortgage	50% - 60% of UPB
			Loss Severity trends—Heloc	50% - 100% of UPB
			Draw rate—Heloc	5% - 12%
Venture capital investments	2,300	Industry comparables	Adjustment for minority interest and small business status	40% - 50% discount
		Industry—specific discount	Reduction of cash flow estimates due to industry uncertainty	40%
		Discounted cash flow	Discount rate	25% - 30%
			Earnings capitalization rate	20% - 25%
Mortgage servicing rights (a)	3,197	Discounted cash flow	Prepayment speeds	15.2 CPR
			Discount rate	9.8%
			Cost to service	$141.40/Loan
			Earnings on escrow	1.385%
Derivative liabilities, other	4,725	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	12 - 42 months
Loans, net of unearned income (b)	53,652	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (c)	38,781	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (d)	61,093	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for principal-only and interest-only trading securities, MSR and subordinated bonds are discussed in the Mortgage servicing rights and other retained interests paragraph.
(b)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(c)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(d)	Represents tax credit investments.

Note 17 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage	$15,872	Discounted cash flow	Prepayment speeds	17%
			Discount rate	27%
Loans held-for-sale—residential real estate	245,687	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	4,300	Industry comparables	Adjustment for minority interest and small business status	40% - 50% discount
		Discounted cash flow	Discount rate	25% - 30%
			Earnings capitalization rate	20% - 25%
Mortgage servicing rights	113,853	Discounted cash flow	Prepayment speeds	19.1 CPR
			Discount rate	11.7%
			Cost to service	$117.90/Loan
			Earnings on escrow	1.385%
Other short-term borrowings	12,349	Discounted cash flow	(a)	(a)
Derivative liabilities, other	2,195	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.0 billion
			Probability of resolution scenarios	10% - 60%
			Time until resolution	6 - 24 months
Loans, net of unearned income (b)	105,826	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction Values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (c) (d)	51,342	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (e)	71,483	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(b)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(c)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(d)	Balance has been re-presented due to purchase accounting adjustments made in third quarter 2013.
(e)	Represents tax credit investments.

Mortgage servicing rights and other retained interests. Prepayment rates and credit spreads (part of the discount rate) are significant unobservable inputs used in the fair value measurement of FHN’s MSR, principal only strips, excess interest IO, and subordinated bonds. Cost to service and earnings on escrow are additional unobservable inputs included in the valuation of MSR. Increases in prepayment rates, credit spreads and costs to service in isolation would result in significantly lower fair value measurements for the associated assets. Conversely, decreases in prepayment rates, credit spreads and costs to service in isolation would result in significantly higher fair value measurements for the associated assets. An increase/(decrease) in earnings on escrow in isolation would be accompanied by an increase/(decrease) in the value of the related MSR. Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayment rates as customers are expected to refinance existing mortgages under more favorable interest rate terms. Generally, changes in discount rates directionally mirror the changes in

Note 17 – Fair Value of Assets & Liabilities (Continued)

market interest rates. In third quarter 2013, FHN agreed to sell substantially all its remaining legacy mortgage servicing. Sales commenced in fourth quarter 2013 and were substantially completed in first quarter 2014. FHN used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR and excess interest, as a third-party pricing source in the valuation of the remaining servicing assets as of June 30, 2014.

Prior to the contracted servicing sale, the MSR Hedging Working Group reviewed the overall assessment of the estimated fair value of MSR and excess interests weekly and was responsible for approving the critical assumptions used by management to determine the estimated fair value of FHN’s retained interests. In addition, this working group reviewed the source of significant changes to the carrying values each quarter and was responsible for hedges and approving hedging strategies during periods when the MSR was hedged. Hedges were terminated upon execution of the definitive agreement to sell servicing. Subsequent to the contracted servicing sale, FHN’s Corporate Accounting Department monitors sale activity and changes in the fair value of MSR and excess interest monthly.

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

Venture capital investments. The unobservable inputs used in the estimation of fair value for Venture capital investments are adjustments for minority interest and small business status when compared to industry comparables, reduction of cash flow estimates due to industry uncertainty and the discount rate and earnings capitalization rate for a discounted cash flow analysis. For both valuation techniques, the inputs are intended to reflect the nature of the small business and the status of equity tranches held by FHN in relation to the overall valuation. The valuation of venture capital investments is reviewed at least quarterly by FHN’s Equity Investment Review Committee. Changes in valuation are discussed with respect to the appropriateness of the adjustments in relation to the associated triggering events.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

	June 30, 2014
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$232,487	$367,173	$(134,686)
Nonaccrual loans	69,571	134,014	(64,443)
Loans 90 days or more past due and still accruing	7,291	13,504	(6,213)

	June 30, 2013
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$235,080	$381,725	$(146,645)
Nonaccrual loans	66,221	139,935	(73,714)
Loans 90 days or more past due and still accruing	10,887	17,792	(6,905)

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2014	2013	2014	2013
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$8,214	$(2,310)	$9,401	$(2,135)
Other short-term borrowings	—	(1,365)	—	(1,193)

For the three months ended June 30, 2014 and 2013, the amounts for residential real estate loans held-for-sale include a gain of $.9 million and a loss of $.5 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. For the six months ended June 30, 2014 and 2013, the amounts for loans held-for-sale include gains of $2.6 million and $1.4 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Trading securities also include retained interests in prior securitizations that qualify as financial assets, which primarily include interest-only strips, principal-only strips and subordinated bonds. In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing, including excess interest. Since that time FHN has used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the excess interest, as a third-party pricing source in the valuation of the excess interest. FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of principal-only strips. Subordinated bonds are bonds with junior priority and are valued using an internal model which includes, contractual terms, frequency and severity of loss (credit spreads), prepayment speeds of the underlying collateral, and the yield that a market participant would require.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Loans held-for-sale. For applicable loans current transaction prices and /or bid values on similar assets are used in valuing residential real estate loans held-for-sale. Uncommitted bids may be adjusted based on other available market information. For all other loans FHN determines the fair value of residential real estate loans held-for-sale using a discounted cash flow model which incorporates both observable and unobservable inputs. Typical inputs include contractual cash flow requirements, current mortgage rates for similar products, estimated prepayment rates, credit spreads and delinquency penalty adjustments. Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure. The valuation of HELOCs also incorporates estimates of loan draw rates as well as estimated cancellation rates for loans expected to become delinquent.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Mortgage servicing rights. FHN recognizes all classes of MSR at fair value. In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing. Since that time FHN has used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR, as a third-party pricing source in the valuation of the MSR held at June 30, 2014.

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, prior to the 2013 sale agreement, FHN primarily relied on a discounted cash flow model to estimate the fair value of its MSR. This model calculated estimated fair value of the MSR using predominant risk characteristics of MSR such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN used assumptions in the model that it believed were comparable to those used by brokers and other service providers. FHN also periodically compared its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of June 30, 2014 and 2013, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of June 30, 2014 and 2013.

	June 30, 2014
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$8,334,245	$—	$—	$8,244,011	$8,244,011
Commercial real estate	1,215,692	—	—	1,168,748	1,168,748
Retail:
Consumer real estate	5,100,893	—	—	4,810,173	4,810,173
Permanent mortgage	570,274	—	—	513,946	513,946
Credit card & other	330,977	—	—	332,924	332,924

Total loans, net of unearned income and allowance for loan losses	15,552,081	—	—	15,069,802	15,069,802
Short-term financial assets
Interest-bearing cash	255,920	255,920	—	—	255,920
Federal funds sold	51,537	—	51,537	—	51,537
Securities purchased under agreements to resell	624,477	—	624,477	—	624,477

Total short-term financial assets	931,934	255,920	676,014	—	931,934
Trading securities (a)	1,150,280	—	1,143,859	6,421	1,150,280
Loans held-for-sale (a)	358,945	—	3,471	355,474	358,945
Securities available-for-sale (a) (b)	3,576,542	25,995	3,385,884	164,663	3,576,542
Securities held-to-maturity	4,279	—	—	5,556	5,556
Derivative assets (a)	162,067	5,119	156,948	—	162,067
Other assets
Tax credit investments	61,093	—	—	61,093	61,093
Deferred compensation assets	24,860	24,860	—	—	24,860

Total other assets	85,953	24,860	—	61,093	85,953
Nonearning assets
Cash & due from banks	417,108	417,108	—	—	417,108
Capital markets receivables	174,224	—	174,224	—	174,224
Accrued interest receivable	67,132	—	67,132	—	67,132

Total nonearning assets	658,464	417,108	241,356	—	658,464

Total assets	$22,480,545	$729,002	$5,607,532	$15,663,009	$21,999,543

Liabilities:
Deposits:
Defined maturity	$1,312,419	$—	$1,319,686	$—	$1,319,686
Undefined maturity	14,845,068	—	14,845,068	—	14,845,068

Total deposits	16,157,487	—	16,164,754	—	16,164,754
Trading liabilities (a)	706,119	—	706,119	—	706,119
Short-term financial liabilities
Federal funds purchased	947,946	—	947,946	—	947,946
Securities sold under agreements to repurchase	475,530	—	475,530	—	475,530
Other short-term borrowings	1,073,250	—	1,073,250	—	1,073,250

Total short-term financial liabilities	2,496,726	—	2,496,726	—	2,496,726
Term borrowings
Real estate investment trust-preferred	45,862	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	17,940	17,940
Borrowings secured by residential real estate	74,103	—	—	63,951	63,951
Other long term borrowings	1,363,244	—	1,357,728	—	1,357,728

Total term borrowings	1,501,209	—	1,357,728	131,241	1,488,969
Derivative liabilities (a)	138,336	5,310	128,301	4,725	138,336
Other noninterest-bearing liabilities
Capital markets payables	95,299	—	95,299	—	95,299
Accrued interest payable	23,218	—	23,218	—	23,218

Total other noninterest-bearing liabilities	118,517	—	118,517	—	118,517

Total liabilities	$21,118,394	$5,310	$20,972,145	$135,966	$21,113,421

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	June 30, 2013
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial (a)	$8,274,565	$—	$—	$8,073,950	$8,073,950
Commercial real estate	1,204,275	—	—	1,166,153	1,166,153
Retail:
Consumer real estate	5,428,592	—	—	4,898,453	4,898,453
Permanent mortgage	719,051	—	—	598,844	598,844
Credit card & other	309,535	—	—	311,311	311,311

Total loans, net of unearned income and allowance for loan losses (a)	15,936,018	—	—	15,048,711	15,048,711
Short-term financial assets
Interest-bearing cash	344,150	344,150	—	—	344,150
Federal funds sold	52,169	—	52,169	—	52,169
Securities purchased under agreements to resell	602,126	—	602,126	—	602,126

Total short-term financial assets	998,445	344,150	654,295	—	998,445
Trading securities (b)	1,267,348	—	1,251,471	15,877	1,267,348
Loans held-for-sale (b)	385,105	—	—	385,105	385,105
Securities available-for-sale (a) (b) (c)	3,228,379	14,475	3,000,742	213,162	3,228,379
Derivative assets (b)	235,759	26,402	209,357	—	235,759
Other assets
Tax credit investments	71,483	—	—	71,483	71,483
Deferred compensation assets	22,302	22,302	—	—	22,302

Total other assets	93,785	22,302	—	71,483	93,785
Nonearning assets
Cash & due from banks	382,601	382,601	—	—	382,601
Capital markets receivables	151,660	—	151,660	—	151,660
Accrued interest receivable	70,897	—	70,897	—	70,897

Total nonearning assets	605,158	382,601	222,557	—	605,158

Total assets (a)	$22,749,997	$789,930	$5,338,422	$15,734,338	$21,862,690

Liabilities:
Deposits:
Defined maturity	$1,654,248	$—	$1,457,671	$—	$1,457,671
Undefined maturity	15,357,636	—	15,357,636	—	15,357,636

Total deposits	17,011,884	—	16,815,307	—	16,815,307
Trading liabilities (b)	596,869	—	596,869	—	596,869
Short-term financial liabilities
Federal funds purchased	1,142,749	—	1,142,749	—	1,142,749
Securities sold under agreements to repurchase	433,761	—	433,761	—	433,761
Other short-term borrowings	446,909	—	434,560	12,349	446,909

Total short-term financial liabilities	2,023,419	—	2,011,070	12,349	2,023,419
Term borrowings
Real estate investment trust-preferred	45,794	—	—	47,000	47,000
Term borrowings—new market tax credit investment	18,000	—	—	18,079	18,079
Borrowings secured by residential real estate	352,137	—	—	208,195	208,195
Other long term borrowings	1,384,324	—	1,370,973	—	1,370,973

Total term borrowings	1,800,255	—	1,370,973	273,274	1,644,247
Derivative liabilities (b)	198,489	35,027	161,267	2,195	198,489
Other noninterest-bearing liabilities
Capital markets payables	90,231	—	90,231	—	90,231
Accrued interest payable	25,996	—	25,996	—	25,996

Total other noninterest-bearing liabilities	116,227	—	116,227	—	116,227

Total liabilities	$21,747,143	$35,027	$21,071,713	$287,818	$21,394,558

(a)	Balance has been re-presented due to purchase accounting adjustments made in third quarter 2013.
(b)	Classes are detailed in the recurring and nonrecurring measurement tables.
(c)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $128.0 million and FRB stock of $66.2 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Unfunded Commitments:
Loan commitments	$7,493,964	$7,234,955	$2,079	$1,958
Standby and other commitments	307,543	306,365	5,150	4,995

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

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. Net charges recognized by FHN during the six months ended June 30, 2014 related to restructuring, repositioning, and efficiency activities were $6.4 million. Of this amount, $6.2 million represent exit costs that were accounted for in accordance with the Exit of Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). Significant expenses recognized during the six months ended June 30, 2014 resulted from the following actions:

•	Lease abandonment expenses of $4.6 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Occupancy within noninterest expense.

During the six months ended June 30, 2013, FHN recognized a net cost of $1.1 million related to restructuring, repositioning, and efficiency activities. Included in this amount is $1.8 million representing exit costs that were accounted for in accordance with ASC 420. There were no individually significant expenses recognized during the six months ended June 30, 2013.

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

Activity in the restructuring and repositioning liability for the three and six months ended June 30, 2014 and 2013, is presented in the following table, along with other restructuring and repositioning expenses recognized.

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
(Dollars in thousands)	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability
Beginning balance		$7,807		$14,481		$3,126		$19,775
Severance and other employee related costs	$655	655	$641	641	$1,569	1,569	$1,460	1,460
Facility consolidation costs	11	11	(60)	(60)	4,608	4,608	378	378

Total accrued	666	8,473	581	15,062	6,177	9,303	1,838	21,613
Payments related to:
Severance and other employee related costs		931		10,626		1,502		16,664
Facility consolidation costs		295		159		524		576
Accrual reversals		—		—		30		96

Restructuring and repositioning reserve balance		$7,247		$4,277		$7,247		$4,277

Other restructuring and repositioning expense:
Mortgage banking (income)/expense on servicing sales	(9)		—		(9)		—
(Gains)/losses on divestitures	—		—		—		(639)
Impairment of premises and equipment	—		—		222		—
Other	—		—		—		(96)

Total other restructuring and repositioning expense	(9)		—		213		(735)

Total restructuring and repositioning charges	$657		$581		$6,390		$1,103

Note 18 – Restructuring, Repositioning, and Efficiency (Continued)

FHN began initiatives related to restructuring in second quarter 2007. The following table presents cumulative amounts incurred to date through June 30, 2014, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Total Expense
Severance and other employee related costs	$105,953
Facility consolidation costs	45,435
Other exit costs, professional fees, and other	19,165
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	25,993
(Gains)/losses on divestitures	(718)
Impairment of premises and equipment	23,004
Impairment of intangible assets	48,231
Impairment of other assets	40,504
Other	7,478

Total restructuring and repositioning charges incurred to date as of June 30, 2014	$322,717

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of June 30, 2014, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

The corporation’s two major brands – First Tennessee and FTN Financial—provide customers with a broad range of products and services. First Tennessee provides retail and commercial banking services throughout Tennessee and other selected markets and is the largest bank headquartered in the state of Tennessee. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.

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

On June 7, 2013, First Tennessee Bank National Association (“FTBNA”), a subsidiary of FHN, acquired substantially all of the assets and assumed substantially all of the liabilities of Mountain National Bank (“MNB”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Excluding purchase accounting adjustments, FHN acquired approximately $452 million in assets, including approximately $249 million in loans excluding loan discounts, and assumed approximately $362 million of MNB deposits. On May 27, 2014, FTBNA entered into an agreement to purchase thirteen bank branches. The purchase of the branches is expected to close in the second half of 2014, subject to approval by regulators and customary closing conditions. Refer to Note 2—Acquisitions and Divestitures for additional information.

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

Non-GAAP Measures

Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratio presented in this filing is the tier 1 common capital ratio. This measure is reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio has become an important measure of the capital strength of banks as demonstrated by its use by banking regulators in reviewing capital adequacy of financial institutions. Non-GAAP measures are not formally defined by GAAP or codified in currently effective federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 Capital is a regulatory term and is generally defined as the sum of core capital (including common equity and certain instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is a regulatory term which includes total assets adjusted for credit risk and is used to determine regulatory capital ratios. Refer to Table 23 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting FHN directly or affecting its customers or business counterparties; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended June 30, 2014, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

For second quarter 2014, FHN reported net income available to common shareholders of $76.8 million or $.32 per diluted share compared to net income of $40.8 million or $.17 per diluted share in second quarter 2013. For the six months ended June 30, 2014, FHN reported net income available to common shareholders of $121.6 million or $.51 per diluted share compared to net income of $81.8 million or $.34 per diluted share for the six months ended June 30, 2013. The impact on net income available to common shareholders from preferred stock dividends was $1.6 million for second quarters 2014 and 2013 and was $3.1 million and $2.7 million, respectively, for the six months ended June 30, 2014 and 2013. The improvement in results for the three and six months ended June 30, 2014, compared to the comparative periods of the prior year was driven by decreases in expenses and in the loan loss provision, which more than offset a decline in revenues.

In second quarter 2014, FHN recognized $47.1 million in recoveries related to agreements reached with insurance companies for litigation losses and legal fees associated with a lawsuit FHN settled in 2011 involving the bankruptcy trustee for Sentinel Management Group Inc. Of this amount $38.6 million was recorded as a reduction to losses from litigation and regulatory matters and $8.5 million was recorded as a reduction to legal and professional fees. Also in second quarter 2014, $8.2 million of positive fair value adjustments on the non-performing portion of the held-for-sale portfolio was recognized as a result of new information on market pricing for similar assets. In first quarter 2014, FHN recognized approximately $20 million of previously unrecognized servicing fees in conjunction with mortgage servicing sales, and recorded a $5.6 million gain related to the sale of a cost method investment. These gains were partially offset by a net $6.4 million loss on the collapse/deconsolidation of three previously on-balance sheet consumer loan securitizations and $5.7 million of restructuring-related charges during first quarter 2014.

Total revenue for the three and six months ended June 30, 2014, was $283.7 million and $581.8 million, respectively, compared to $302.7 million and $620.5 million for the three and six months ended June 30, 2013. The decline in revenue for both periods was primarily driven by a reduction in capital markets income in 2014 relative to 2013 and a decrease in net interest income (“NII”). Additionally, for the six months ended June 30, 2014, a $4.4 million loss recognized on the extinguishment of debt also contributed to the decrease in revenue. For the three and six months ended June 30, 2014, these declines were partially mitigated by positive fair value adjustments to the mortgage warehouse valuation recognized during second quarter 2014. For the year-to-date period additional servicing fees received in conjunction with the servicing sales and net securities gains also mitigated a portion of the decrease.

For the three and six months ended June 30, 2014, expenses decreased 27 percent and 18 percent to $165.3 million and $385.5 million, respectively, from the prior year primarily due to a decline in losses from litigation and regulatory matters and lower legal fees resulting from expense recoveries associated with the Sentinel litigation matter previously mentioned. In addition, decreases in personnel expenses, primarily driven by lower capital markets variable compensation, and contract employment expenses, as well as lower FDIC premiums also contributed to the decline in expenses for the three and six months ended June 30, 2014, relative to 2013. For the six months ended June 30, 2014, these decreases were partially offset by increases in occupancy expense related to restructuring, repositioning, and efficiency initiatives and advertising expense.

On a consolidated basis, credit quality continued to improve in 2014 relative to a year ago, resulting in a $10.0 million decline in the loan loss provision to $5.0 million in second quarter 2014 and a $15.0 million decline in the loan loss provision to $15.0 million for the six months ended June 30, 2014. Improvement from second quarter 2013 resulted in a 7 percent decline in the allowance for loan losses (“ALLL”), a 26 percent decline in non-performing loans, and a 53 percent decline in net charge-offs from a year ago.

Return on average common equity and return on average assets for second quarter 2014 were 14.14 percent and 1.38 percent, respectively, compared to 7.46 percent and .74 percent, respectively, in second quarter 2013. During the six months ended June 30, 2014 and 2013, the return on average common equity was 11.35 percent and 7.47 percent, respectively, and the return on average assets was 1.11 percent and .73 percent, respectively. The Tier 1 capital ratio was 14.19 percent as of June 30, 2014, compared to 13.28 percent on June 30, 2013. Total period-end assets decreased to $24.2 billion on June 30, 2014, from $24.9 billion on June 30, 2013. Average loans declined 3 percent and 5 percent to $15.4 billion and $15.2 billion, respectively, in the three and six months ended June 30, 2014 relative to the same periods in 2013. Average core deposits decreased slightly from second quarter 2013 to $15.6 billion in second quarter 2014, and increased 1 percent to $15.8 billion from $15.7 billion during the six months ended June 30, 2014. Average shareholders’ equity was $2.6 billion in second quarters 2014 and 2013. Period-end shareholders’ equity increased to $2.6 billion on June 30, 2014 from $2.5 billion on June 30, 2013.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $72.9 million during second quarter 2014 compared to $67.3 million in second quarter 2013. The increase in pre-tax income was driven by a decline in provision expense coupled with higher revenues which outpaced an increase in expenses. During the six months ended June 30, 2014, the regional banking pre-tax income was $128.9 million compared to $145.0 million for the six months ended June 30, 2013. The decline in pre-tax income was driven by an increase in loan loss provision expense, noninterest expense, and lower NII, partially offset by an increase in fee income.

Total revenue increased 2 percent from $210.1 million in second quarter 2013 to $214.9 million in second quarter 2014, primarily driven by an increase in fee income. NII increased slightly during second quarter 2014 to $148.7 million from $148.2 million in second quarter 2013. The increase in NII was driven by declining deposit rates, an increase in other commercial and installment loans, and cash basis interest income, which more than offset a decline from lower balances of loans to mortgage companies. Fee income increased $4.3 million to $66.2 million in second quarter 2014. The increase in noninterest income was largely driven by an increase in annuity and advisory fee income which contributed to a 22 percent increase in brokerage, management fees and commissions income in second quarter 2014 largely due to FHN’s strategic focus on growing these businesses with new products and offerings, an expanded sales force, and a refined advisory team strategy. Additionally, bankcard income increased in second quarter 2014, relative to the prior year, due to $2.8 million of Visa volume incentives.

Overall provision levels in 2014 relative to 2013 reflect continued favorable trends in the commercial portfolio including favorable grade migration, lower levels of nonperforming loans, and historically low net charge-off levels. Reserves and associated provision expense also consider the current macro-economic environment. The decline in provision in second quarter 2014 compared to 2013 was driven by the commercial portfolio and was partially offset by higher provision expense related to the consumer portfolio - largely due to continued refinement of the reserving process for the smaller balance credit card portfolio and an uptick in net charge-offs and delinquencies in that portfolio. For the quarterly comparative periods, commercial net charge-offs declined from $4.7 million in 2013 to $.7 million in 2014 while consumer net charge-offs edged up slightly to $4.1 million in 2014.

Noninterest expense was $133.6 million in second quarter 2014 compared to $129.6 million in second quarter 2013. The increase in expense was attributable to an increase in wealth management incentives and strategic hires and retention in growth markets, as well as increases in contract employment, professional fees, and computer software expenses due to a focus on strategic technology-related projects. These increases were partially offset by a reduction in allocated personnel expenses.

Total revenue for the six months ended June 30, 2014 and 2013 was $416.9 million and $416.4 million, respectively, as an increase in fee income more than offset a decline in NII. The decline in NII is primarily due to lower balances of loans to mortgage companies, somewhat offset by lower deposit rates, other commercial and installment loan growth, and cash basis net income. Fee income increased 4 percent, or $5.2 million to $126.2 million in 2014 compared to 2013. The year-to-date increase in noninterest income was primarily driven by a $5.2 million increase in brokerage management fees and commissions and a $2.4 million increase in bankcard income consistent with the reasons driving the quarterly increases described above. These increases were partially offset by a decline in deposit transactions and cash management income due to lower management fees driven by higher earnings credits associated with an increase in customer account balances.

For the year-to-date periods, provision expense was $21.4 million in 2014 compared to $10.7 million in 2013. The increase was largely driven by the consumer credit card portfolio as described above. For the six months ended June 30, 2014 and 2013, commercial net charge-offs declined by $5.4 million to $2.2 million in 2014 while consumer portfolio charge-offs were up by $1.8 million to $8.4 million in 2014.

During the six months ended June 30, 2014 noninterest expense increased 2 percent to $266.6 million as compared to the same period of 2013. The increase in expense was largely attributable to the same drivers affecting the quarterly increase in expenses discussed above, as well as an increase in advertising expense associated with FTBNA’s 150 year anniversary celebration.

Capital Markets

Pre-tax income in the capital markets segment was $50.0 million during second quarter 2014 compared to $12.5 million in second quarter 2013. For the six months ended June 30, 2014, capital markets’ pre-tax income was $57.7 million compared to $31.5 million for the six months ended June 30, 2013. The increase in pre-tax income in both periods was primarily driven by $47.1 million of expense reversals related to the Sentinel litigation matter in second quarter 2014, which more than offset a decline in fixed income revenue. Fixed income revenue was $40.5 million in second quarter 2014, down from $58.5 million in second quarter 2013, as average daily revenue (“ADR”) decreased from $.9 million in 2013 to $.6 million in 2014. For the six months ended June 30, 2014, fixed income revenue was $90.1 million down from $126.5 million for the six months ended June 30, 2013. The decline in fixed income revenue in both periods reflects less favorable market conditions in 2014 relative to the prior year, as ADR levels continue to be muted due to low rates, low market volatility and uncertainty around the Fed’s monetary policy. Other product revenue decreased to $7.1 million and $14.3 million for the three and six months ended June 30, 2014 from $9.7 million and $18.3 million in the respective periods of 2013. Noninterest expense was $.1 million and $59.8 million in second quarter 2014 and 2013, respectively and $52.7 million and $121.4 million for the six months ended June 30, 2014 and 2013, respectively. In addition to the Sentinel-related expense reversals previously mentioned, lower variable compensation expenses, as a result of lower fixed income revenues in 2014, also contributed to the reduction in noninterest expense in 2014.

Corporate

The pre-tax loss for the corporate segment was $21.1 million and $24.5 million during the quarters ended June 30, 2014 and 2013, respectively, and was $36.6 million and $44.3 million for the six months ended June 30, 2014 and 2013, respectively. The improvement in results during second quarter 2014, relative to second quarter 2013, was driven by an increase in revenue coupled with a reduction of expenses. For the six month period ended June 30, 2014, pre-tax income improved relative to the comparative period of 2013 as an increase in revenues more than offset an increase in expenses.

Net interest expense was $10.5 million in second quarter 2014 compared to $11.2 million in second quarter 2013, primarily driven by an increase in the balance of the securities portfolio. Noninterest income (including securities gains/losses) increased $1.4 million to $5.2 million in second quarter 2014, largely the result of increases in deferred compensation income and a $.4 million increase in net securities gains. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. The increase in net securities gains was primarily driven by net securities losses recognized in second quarter 2013. These increases were partially offset by a decline in BOLI income as a result of higher policy benefits received during second quarter 2013 relative to second quarter 2014.

Noninterest expense declined 8 percent, or $1.3 million to $15.8 million in second quarter 2014. The decrease in expense was primarily due to lower professional fees in second quarter 2014 relative to second quarter 2013 as a result of consulting projects in the prior year, partially offset by an increase in personnel expenses. The increase in personnel-related expenses primarily relates to an increase in deferred compensation expense, which is directionally consistent with the increase in deferred compensation income described above.

During the six months ended June 30, 2014, net interest expense improved by $1.6 million relative to the six months ended June 30, 2013, largely driven by an increase in the balance of the securities portfolio. During this period, noninterest income (including securities gains/losses) increased $6.8 million to $18.4 million, driven by a $5.6 million gain associated with the sale of a cost method investment in first quarter 2014. An increase in deferred compensation income also positively impacted noninterest income in the first half of 2014.

Noninterest expense was $35.4 million and $34.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase in expense was primarily due to an efficiency-related lease abandonment expense of $4.6 million, an increase in the negative valuation adjustment associated with the derivatives related to prior sales of Visa Class B Shares, and elevated advertising costs related to FTBNA’s 150th anniversary celebration campaign. These increases were partially offset by a decline in personnel expenses and lower professional fees as a result of consulting projects in 2013. The decline in personnel-related expenses primarily is associated with the first quarter 2014 receipt of BOLI deferred compensation benefits, and to a lesser extent a reduction in salary expense associated with favorable adjustments to equity performance awards, partially offset by an increase in deferred compensation expense.

Non-Strategic

The non-strategic segment had pre-tax income of $11.5 million in second quarter 2014, compared to pre-tax income of $5.0 million in second quarter 2013. During the six months ended June 30, 2014, the non-strategic segment had pre-tax income of $31.3 million compared to a pre-tax loss of $9.7 million for the six months ended June 30, 2013. The improvement in results during both periods relative to the prior year was the result of a reduction in the loan loss provision and lower expenses, which more than offset a decline in revenues.

Total revenue was $23.9 million and $27.6 million in second quarter 2014 and 2013, respectively, with NII declining 15 percent to $16.0 million in 2014 from $18.9 million in the prior year. The decline in NII is primarily due to a 17 percent reduction in average loans from second quarter 2013 as the legacy portfolios continue to run-off. Noninterest income (including securities gains/losses) was $7.9 million in second quarter 2014 compared to $8.7 million in second quarter 2013. The slight decrease in noninterest income was largely due to a $2.0 million negative fair value adjustment on an investment in second quarter 2014 and the second quarter 2013 $1.0 million gain from the reversals of previously established lower of cost or market (“LOCOM”) adjustments associated with a trust preferred (“TRUP”) sale and loan payoff, which more than offset an increase in mortgage banking income. The increase in mortgage banking income in second quarter 2014 was the result of a favorable increase to the mortgage warehouse valuation. Servicing income declined substantially in second quarter 2014 relative to the prior year due to the sale of substantially all servicing in fourth quarter 2013 and first quarter 2014. Mortgage banking income in second quarter 2013 was primarily comprised of $12.3 million of servicing fees, and $1.4 million of net hedging results, partially offset by a $5.6 million decline in the value of MSR due to run-off. Additionally, the mortgage warehouse valuation included negative $2.5 million in fair value adjustments in second quarter 2013.

Total revenue for the six months ended June 30, 2014 and 2013, was $55.7 million and $60.8 million, respectively. NII declined 18 percent to $32.0 million due to an 18 percent reduction in average loans from the respective period of 2013. During the six months ended June 30, 2014 noninterest income (including securities gains/losses) increased 10 percent to $23.7 million from $21.6 million during the six months ended June 30, 2013, due to an increase in mortgage banking income partially offset by a $4.4 million loss on the extinguishment of debt associated with the collapse of two HELOC securitization trusts, a $2.0 million loss on the deconsolidation of a securitization trust, and a $2.0 million negative fair value adjustment on an investment. The increase in mortgage banking income reflects the receipt of previously unrecognized servicing fees in conjunction with transfers of servicing in first quarter 2014, as well as the quarterly increase in the mortgage warehouse valuation previously mentioned. Mortgage banking income in the six months ended June 30, 2013, was primarily comprised of $24.4 million of servicing fees, and $3.3 million of net hedging results, partially offset by an $11.0 million decline in the value of MSR due to run-off. Additionally, the mortgage warehouse valuation included negative $2.2 million in fair value adjustments in the first half of 2013. Noninterest income in the first half of 2013 included $3.5 million of gains from the reversals of previously established lower of cost or market (“LOCOM”) adjustments associated with trust preferred (“TRUP”) sales and loan payoffs.

The provision for loan losses improved from $1.8 million in second quarter 2013 to a provision credit of $3.4 million in 2014. The provision credit for the six months ended June 30, 2014 was $6.4 million compared to provision expense of $19.3 million in the same period of 2013. Overall, provision levels in both periods declined largely because of improvement in and runoff of the consumer real estate portfolio from a year ago. In addition, the C&I portfolio within non-strategic also improved due to dispositions and payoffs of a number of TRUPS that were on interest deferral during these periods.

Noninterest expense declined 24 percent to $15.9 million in second quarter 2014 from $20.9 million in second quarter 2013. The decrease in expense was driven by a decrease in contract employment expenses, partially offset by an increase in legal fees related to litigation matters in 2014. Contract employment expenses declined $5.9 million from $6.9 million in second quarter 2013 to $1.0 million in second quarter 2014 due to lower mortgage sub-servicing costs as a result of the sales of servicing. Generally, most expense categories declined given the continued wind-down of the legacy businesses.

During the six months ended June 30, 2014, noninterest expense declined 40 percent to $30.9 million from $51.2 million during the six months ended June 30, 2013. The decrease in expense was primarily related to an $11.9 million decrease in contract employment expenses due to lower mortgage sub-servicing costs as a result of the sales of servicing and a $5.9 million decrease in loss accruals related to litigation matters in 2013. Generally, most expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Total consolidated revenue was $283.7 million in second quarter 2014, down 6 percent from second quarter 2013, largely driven by lower fixed income sales revenue within capital markets and a decline in net interest income, partially offset by an increase from mortgage banking activities. Total expenses decreased in second quarter 2014 relative to second quarter 2013, primarily due to expense recoveries related to the Sentinel litigation matter, which led to lower losses from litigation and regulatory matters and a decline in legal and professional fees from the prior year. Also contributing to the decline, personnel expenses decreased in second quarter 2014 relative to the prior year. For the six months ended June 30, 2014, total consolidated revenue was $581.8 million compared to $620.5 million during the same period of 2013. The decline in revenues was primarily due to decreases in capital markets fixed income revenue and net interest income, partially offset by an increase from mortgage banking activities. Total expenses decreased 18 percent, or $82.4 million, during the six months ended June 30, 2014 to $385.5 million, largely driven by the expense recoveries related to the Sentinel litigation matter, as well as lower personnel and contract employment expenses.

NET INTEREST INCOME

Net interest income was $156.8 million in second quarter 2014, a 2 percent decline from $160.0 million in second quarter 2013. For the six months ended June 30, 2014, NII was $309.1 million, a 4 percent decline from $321.4 million for the six months ended June 30, 2013. For the three and six months ended June 30, 2014, the decrease in NII was primarily attributable to run-off of the non-strategic loan portfolio and lower balances of loans to mortgage companies, somewhat mitigated by an increase in the investment securities portfolio and improved deposit pricing. Average earning assets were $21.5 billion and $21.9 billion in second quarters 2014 and 2013, respectively and $21.6 billion and $22.1 billion for the six months ended June 30, 2014 and 2013, respectively. The decline in both periods relative to the prior year, was primarily due to a decrease in average loan balances, but was also impacted by a decline in trading securities balances somewhat offset by an increase in the investment securities portfolio.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin increased to 2.97 percent in second quarter 2014 from 2.96 percent in second quarter 2013. The net interest spread was 2.83 percent in second quarter 2014, up 1 basis point from 2.82 percent in second quarter 2013 and the impact of free funding was 14 basis points in both 2014 and 2013. The increase in net interest margin in second quarter 2014 was primarily the result of improved deposit pricing and cash basis interest income, which more than offset the negative impact of run-off of the non-strategic loan portfolios, lower balances of loans to mortgage companies, and lower yielding commercial loans. For the six months ended June 30, 2014, the net interest margin was 2.92 percent, down from 2.95 percent for the comparable period in 2013. The decline in net interest margin for the six month period of 2014 was primarily driven by run-off of the non-strategic loan portfolios, lower balances of loans to mortgage companies, and lower yielding commercial loans, somewhat offset by improved pricing on deposits.

Table 1—Net Interest Margin

	Three Months Ended June 30
	2014	2013
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.59%	3.68%
Retail loans	4.06	4.12

Total loans, net of unearned income	3.78	3.86

Loans held-for-sale	3.61	3.26
Investment securities:
U.S. treasuries	0.07	0.11
U.S. government agencies	2.59	2.51
States and municipalities (a)	1.99	0.65
Other	4.44	4.23

Total investment securities	2.65	2.58

Capital markets securities inventory	2.76	2.59
Mortgage banking trading securities	9.71	11.02
Other earning assets:
Federal funds sold	1.00	0.99
Securities purchased under agreements to resell (b)	(0.13)	(0.11)
Interest bearing cash	0.20	0.20

Total other earning assets	0.01	0.03

Interest income / total earning assets	3.35%	3.40%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.17%	0.23%
Other interest-bearing deposits	0.08	0.11
Time deposits	1.16	1.63

Total interest-bearing core deposits	0.22	0.32
Certificates of deposit $100,000 and more (c)	0.68	1.15
Federal funds purchased	0.25	0.25
Securities sold under agreements to repurchase	0.10	0.11
Capital markets trading liabilities	2.44	1.87
Other short-term borrowings	0.30	0.19
Term borrowings	2.24	1.82

Interest expense / total interest-bearing liabilities	0.52	0.58

Net interest spread	2.83%	2.82%
Effect of interest-free sources used to fund earning assets	0.14	0.14

Net interest margin (d)	2.97%	2.96%

(a)	2014 increase driven by the yield on a held-to-maturity (“HTM”) municipal bond.
(b)	Driven by negative market rates on reverse repurchase agreements.
(c)	2014 rate includes the effect of amortizing the valuation adjustment for acquired time deposits related to the MNB acquisition.
(d)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is expected to remain under pressure during 2014 as FHN expects interest rates to remain at historically low levels which will result in continued pressure on yields in the loan portfolios.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $5.0 million in second quarter 2014 compared to $15.0 million in second quarter 2013. For the six months ended June 30, 2014 and 2013, the provision for loan losses was $15.0 million and $30.0 million, respectively. On a consolidated basis, credit quality continued to improve from a year ago, due to overall improvement in the consumer real estate and commercial portfolios, somewhat offset by continued refinement of the reserving process for the credit card portfolio and higher delinquencies and net charge-offs in that portfolio from a year ago. For additional information about general asset quality trends refer to Asset Quality—Trend Analysis of Second Quarter 2014 Compared to Second Quarter 2013 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains) was $126.9 million in second quarter 2014 and represented 45 percent of total revenue compared to $142.6 million in second quarter 2013 and 47 percent of total revenue. The decrease in noninterest income in second quarter 2014 relative to second quarter 2013 was primarily due to a decline in capital markets fixed income revenue, partially offset by increases in mortgage banking income, bankcard income, and income from brokerage, management fees, and commissions. For the six months ended June 30, 2014 and 2013, noninterest income (including securities gains) was $272.6 million and $299.1 million, respectively, and represented 47 percent and 48 percent, respectively, of total revenue. Noninterest income declined in the six months ended June 30, 2014, primarily due to lower capital markets fixed income revenue, and a loss on the extinguishment of debt, somewhat offset by increases in mortgage banking income, income from brokerage, management fees, and commissions, securities gains, and bankcard income.

Capital Markets Noninterest Income

Capital markets noninterest income was $47.7 million in second quarter 2014 compared to $69.3 million in second quarter 2013 and was $104.5 million for the six months ended June 30, 2014, compared to $148.4 million for the six months ended June 30, 2013. The decline in capital markets noninterest income in both periods reflects less favorable market conditions in 2014 relative to the prior year due to low rates, low market volatility and uncertainty around the Fed’s monetary policy. Revenue from other products decreased $3.5 million to $7.2 million in second quarter 2014, and decreased $7.5 million to $14.4 million during the six months ended June 30, 2014, due primarily to a decrease in revenues from loan trading and related activities. Other products revenue for the three and six months ended June 30, 2013, also included a $1.0 million gain and a $3.5 million gain, respectively, from the reversal of previously established LOCOM valuation adjustments associated with TRUP loan payoffs within the Non-strategic segment.

Table 2—Capital Markets Noninterest Income

	Three Months Ended June 30		Percent	Six Months Ended June 30		Percent
(Dollars in thousands)	2014	2013	Change	2014	2013	Change
Noninterest income:
Fixed income	$40,457	$58,535	(31)%	$90,071	$126,488	(29)%
Other product revenue	7,223	10,730	(33)%	14,449	21,940	(34)%

Total capital markets noninterest income	$47,680	$69,265	(31)%	$104,520	$148,428	(30)%

Deposit Transactions and Cash Management

Deposit transactions and cash management income declined 1 percent to $27.9 million in second quarter 2014 relative to second quarter 2013. For the six months ended June 30, 2014, deposit transactions and cash management income declined 3 percent to $54.4 million. The decrease in both periods was primarily the result of lower cash management fees driven by higher earnings credits associated with an increase in customer account balances. Additionally, for the six months ended June 30, 2014, non-sufficient funds (“NSF”) fee income decreased which was influenced by a refinement in sort order processes and by overall changes in consumer behavior.

Mortgage Banking Noninterest Income

Mortgage banking income increased $3.3 million to $8.9 million in second quarter 2014 from $5.6 million in second quarter 2013. During the six months ended June 30, 2014, mortgage banking income increased $12.9 million to $27.9 million. Mortgage banking income has been primarily comprised of servicing income related to legacy mortgage banking operations and fair value adjustments to the mortgage warehouse. In third quarter 2013, FHN signed a definitive agreement to sell substantially all remaining legacy mortgage servicing, with the sales occurring primarily in fourth quarter 2013 and first quarter 2014 which has substantially diminished fees from mortgage servicing.

The increase in mortgage banking income during second quarter 2014 relative to second quarter 2013 was primarily due to an increase in the mortgage warehouse valuation due to fair value adjustments reflecting new information on market pricing for similar assets primarily related to the non-performing portion of the held-for-sale portfolio. Servicing income, which included fees for servicing mortgage loans, changes in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, was typically the largest component of mortgage banking income. In second quarter 2013, total servicing income was $8.0 million, comprised of $12.3 million of servicing fees and $1.4 million of net hedging results, partially offset by $5.6 million of negative impact to the value of MSR that is attributable to runoff. Servicing income in second quarter 2014 was not material because of the servicing sales.

The increase in mortgage banking income during the six months ended June 30, 2014 relative to the same period of 2013 was primarily due to higher servicing income in first quarter resulting from the receipt of previously unrecognized servicing fees in conjunction with the servicing sale and the positive fair value adjustments to the mortgage warehouse, partially offset by a $2.0 million loss associated with the deconsolidation of a securitization trust. During the six months ended June 30, 2013, total servicing income was $16.8 million, comprised of $24.4 million of servicing fees and $3.3 million of net hedging results, partially offset by $11.0 million of negative impact to the value of MSR that is attributable to runoff.

Table 3—Mortgage Banking Noninterest Income

	Three Months Ended June 30		Percent	Six Months Ended June 30		Percent
	2014	2013	Change	2014	2013	Change
Noninterest income (thousands):
Origination income	$—	$35	NM	$—	$397	NM
Mortgage warehouse valuation	8,213	(2,454)	NM	9,258	(2,195)	NM
Servicing income/(expense):
Servicing fees	560	12,266	(95)%	20,667	24,411	(15)%
Change in MSR value—runoff	(104)	(5,616)	98%	(714)	(10,991)	94%
Net hedging results	102	1,358	(92)%	527	3,340	(84)%

Total servicing income	558	8,008	(93)%	20,480	16,760	22%
Other	90	—	NM	(1,848)	—	NM

Total mortgage banking noninterest income	$8,861	$5,589	59%	$27,890	$14,962	86%

				As of June 30		Percent
				2014	2013	Change
Mortgage banking statistics (millions):
Servicing portfolio—owned (first lien mortgage loans) (a)				$131	$14,452	(99)%

(a)	Excludes foreclosed assets.

Securities Gains/Losses

In second quarter 2014, FHN recognized net securities losses of $1.9 million which was primarily the result of a $2.0 million negative fair value adjustment of an investment. During the six months ended June 30, 2014, FHN recognized net securities gains of $3.7 million, as the fair value adjustment previously mentioned was more than offset by a $5.6 million gain on the sale of a cost method investment in first quarter 2014. Securities gains for the three and six months ended June 30, 2013 were not material.

Other Noninterest Income

Brokerage, management fees and commissions were $12.8 million and $25.1 million for the three and six months ended June 30, 2014, up 22 percent and 26 percent, respectively, from $10.5 million and $19.9 million for the three and six months ended June 30, 2013. The increase in brokerage, management fees and commissions in both periods was due in large part to FHN’s strategic focus on growing these businesses with new products and offerings, an expanded sales force, and a refined advisory team strategy. Bankcard income increased 49 percent and 22 percent to $7.9 million and $12.4 million, respectively for the three and six months ended June 30, 2014 primarily related to $2.8 million of Visa volume incentives recognized in second quarter 2014. During second quarter 2014, all other income and commissions increased to $9.2 million from $8.9 million in second quarter 2013, primarily driven by a $1.5 million increase in deferred compensation income, which is driven by changes in the market value of the underlying investments. For the six months ended June 30, 2014, all other income and commissions decreased to $14.1 million from $19.4 million in the respective period of 2013, primarily driven by a $4.4 million loss on the extinguishment of debt associated with the collapse of two HELOC securitization trusts recognized in first quarter 2014. The following table provides detail regarding FHN’s other income.

Table 4—Other Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Other income:
ATM interchange fees	$2,746	$2,627	$5,243	$5,011
Electronic banking fees	1,535	1,585	3,069	3,147
Deferred compensation	1,184	(278)	1,841	1,315
Letter of credit fees	1,173	1,196	2,836	2,695
Gain/(loss) on repurchases of debt	—	—	(4,350)	—
Other	2,597	3,777	5,490	7,234

Total	$9,235	$8,907	$14,129	$19,402

NONINTEREST EXPENSE

Total noninterest expense decreased 27 percent or $62.1 million to $165.3 million in second quarter 2014. As previously mentioned, in second quarter 2014 FHN reached agreements with insurance companies for litigation losses FHN incurred in 2011 associated with the Sentinel lawsuit settlement, as well as the recovery of certain legal fees, resulting in expense reversals of $38.6 million to losses from litigation and regulatory matters and $8.5 million to legal and professional fees. The decline in noninterest expense in second quarter 2014 is primarily the result of these recoveries. Additionally a decline in personnel expense during second quarter 2014 relative to the prior year also contributed to lower expenses.

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, declined $10.8 million to $119.7 million in second quarter 2014. The decrease in personnel expenses relative to second quarter 2013 was driven by a decline in variable compensation associated with lower fixed income sales revenue.

Legal and professional fees declined $7.9 million to $6.2 million in second quarter 2014 primarily driven by an $8.5 million legal fee expense reversal mentioned above, as well as a decline in professional fees related to various consulting projects in 2013. FDIC premium expense was $1.1 million in second quarter 2014 compared to $5.0 million in second quarter 2013, primarily due to $3.3 million of FDIC premium refunds recognized in second quarter 2014. During second quarter 2014, contract employment expenses decreased 38 percent, or $3.3 million, to $5.3 million primarily due to lower mortgage sub-servicing costs associated with the sales of servicing, but partially offset by contract employment associated with technology-related projects within the regional bank. These decreases were partially offset by an increase in computer software expense primarily driven by a focus on technology-related projects.

In second quarter 2014, total other expense was a net expense reversal of $15.9 million compared to $20.5 million of other expense in second quarter 2013. The net expense reversals in 2014 are related to a $38.6 million expense reversal to losses from litigation and regulatory matters related to the Sentinel litigation matter.

For the six months ended June 30, 2014, total noninterest expense decreased 18 percent or $82.4 million to $385.5 million. The decline in expenses was largely driven by expense recoveries related to the Sentinel litigation matter, as well as declines in personnel and contract employment expenses.

Personnel expense declined 11 percent, or $30.8 million during the six months ended June 30, 2014, to $238.9 million. The decrease in personnel expenses in 2014 relative to the first half of 2013 is largely driven by a decline in variable compensation associated with lower fixed income sales revenue and headcount reductions compared to the prior year, as well as several small favorable adjustments related to employee performance equity awards, employee benefits plans, and BOLI deferred compensation benefits.

For the six months ended June 30, 2014, contract employment expenses and FDIC premium expense declined $8.0 million and $5.9 million to $9.6 million and $5.1 million, respectively, and Legal and professional fees declined $4.0 million to $21.2 million consistent with the reasons driving the quarterly declines described above.

These decreases were partially offset by increases in occupancy, advertising and computer software expenses. Occupancy expense increased $4.9 million to $29.5 million during the six months ended June 30, 2014, which was largely the result of $4.6 million of lease abandonment expense recorded in first quarter 2014 related to efficiency initiatives. Advertising expense increased $2.2 million to $10.2 million in the first half of 2014 related to FTBNA’s 150 year celebration campaign. Computer software also increased $2.1 million to $21.7 million in the six months ended June 30, 2014 relative to the prior year driven by a focus on technology-related projects.

All other expenses were $4.8 million and $46.1 million in the six months ended June 30, 2014 and 2013, respectively. The decrease in all other expenses was primarily due to a $44.2 million decline in losses from litigation and regulatory matters due to the $38.6 million Sentinel expense recovery in 2014, and as well as litigation-related charges recognized in 2013, partially offset by a $1.9 million increase in negative valuation adjustments associated with the derivatives related to prior sales of Visa Class B Shares. The following table provides detail regarding FHN’s other expense.

Table 5—Other Expense

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Other expense:
Other insurance and taxes	$3,209	$3,076	$6,269	$6,122
Tax credit investments	3,032	2,989	5,527	5,961
Travel and entertainment	2,645	2,372	4,469	4,220
Customer relations	1,680	1,255	2,923	2,533
Employee training and dues	1,200	1,229	2,066	2,483
Miscellaneous loan costs	839	1,163	1,553	2,159
Supplies	804	705	1,920	1,760
Litigation and regulatory matters (a)	(38,200)	900	(38,110)	6,070
Other	8,902	6,837	18,147	14,814

Total	$(15,889)	$20,526	$4,764	$46,122

(a)	Three and six months ended June 30, 2014, includes $38.6 million related to agreements with insurance companies for the recovery of expenses FHN incurred in connection with the Sentinel litigation matter which was settled in 2011.

INCOME TAXES

FHN recorded an income tax provision of $32.2 million in second quarter 2014, compared to $15.0 million in second quarter 2013. The effective tax rate for the quarters ended June 30, 2014 and 2013, was approximately 28.4 percent and 24.9 percent respectively. The company’s effective tax rate is favorably affected by recurring items such as affordable housing credits, bank-owned life insurance and tax-exempt income. The company’s effective tax rate may also be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits. The effective tax rate for the three months ending June 30, 2014 was higher than the corresponding period of 2013 primarily due to a higher level of pre-tax income in relation to the recurring permanent differences, a smaller reduction in unrecognized tax benefits, and lower affordable housing tax credits. The unfavorable effect of these items was partially offset by the favorable impact of a reduction in the deferred tax asset valuation allowance and of executive life insurance tax benefits.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2014, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $352.4 million and $104.8 million, respectively, resulting in a net DTA of $247.6 million at June 30, 2014, compared with $257.6 million at June 30, 2013.

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

As of June 30, 2014, FHN had federal income tax net operating loss (“NOL”) and tax credit carryforwards which will expire in varying amounts between 2029 and 2033, state income tax NOL carryforwards which will expire in varying amounts between 2018 and 2033, and federal capital loss carryforwards, which will expire in 2017. As of June 30, 2014 and 2013, FHN established a valuation allowance of $5.9 million and $12.6 million, respectively, against its state NOL carryforwards and $47.6 million and $56.8 million, respectively, against its capital loss carryforwards. FHN’s DTA after valuation allowance was $352.4 million and $395.6 million as of June 30, 2014 and 2013, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. The net charge from restructuring, repositioning, and efficiency activities was $.7 million in second quarter 2014 compared to $.6 million in second quarter 2013. For the six months ended June 30, 2014 and 2013, net charges were $6.4 million and $1.1 million, respectively. 2014 includes $4.6 million of lease abandonment expense primarily related to efficiency initiatives within corporate and bank services functions. There were no individually significant expenses recognized during 2013.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and six months ended June 30, 2014 and 2013, are presented in the following table based on the income statement line item affected. See Note 18—Restructuring, Repositioning, and Efficiency for additional information.

Table 6—Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Noninterest income:
Mortgage banking	$9	$—	$9	$—

Total noninterest income	9	—	9	—

Noninterest expense:
Employee compensation, incentives, and benefits	655	641	1,569	1,460
Occupancy	11	(60)	4,608	378
All other expense	—	—	222	—

Total noninterest expense	666	581	6,399	1,838

Income/(loss) before income taxes	(657)	(581)	(6,390)	(1,838)
Income/(loss) from discontinued operations	—	—	—	735

Net impact resulting from restructuring, repositioning, and efficiency initiatives	$(657)	$(581)	$(6,390)	$(1,103)

STATEMENT OF CONDITION REVIEW

Total period-end assets were $24.2 billion on June 30, 2014, compared to $24.9 billion on June 30, 2013, and $23.8 billion on December 31, 2013. Average assets for the second quarter of 2014 decreased to $23.7 billion from $24.6 billion a year earlier. The decline in average assets from a year ago is primarily attributable to a decline in loan balances, other non-earning assets, and capital markets securities inventory, partially offset by an increase in investment securities.

EARNING ASSETS

Earning assets consist of loans, loans HFS, investment securities, and other earning assets. Earning assets averaged $21.5 billion in 2014 down 2 percent from $21.9 billion a year earlier. A more detailed discussion of the major line items follows. Unless otherwise indicated, references below to balances for 2013 refer to period-end balances at June 30, 2013, or average balances for the second quarter of 2013 rather than period-end December 31, 2013, or average for the year 2013 or another period within 2013.

Loans

Period-end loans were $15.8 billion as of June 30, 2014, compared to $16.2 billion as of June 30, 2013, and $15.4 billion as of December 31, 2013. Average loans for second quarter 2014 were $15.4 billion compared to $15.9 billion for second quarter 2013 and $15.3 billion for fourth quarter 2013. The decline in period-end and average loan balances were primarily driven by continued run-off of the non-strategic portfolios and lower balances of loans to mortgage companies, partially offset by commercial loan growth and an increase in consumer real estate installment loans within the regional bank. Second quarter 2014 average loans were also positively impacted by the MNB acquisition in second quarter 2013. Period-end and average C&I loan balances were higher on December 31, 2013 and in fourth quarter 2013 primarily driven by higher balances of loans to mortgage companies.

Table 7—Average Loans

	June 30, 2014		June 30, 2013		December 31, 2013		6/30/2014 changes vs
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	6/30/2013	12/31/2013
Commercial:
Commercial, financial, and industrial	$7,994,788	52%	$8,121,219	51%	$7,694,029	50%	(2)%	4%
Commercial real estate	1,203,631	8	1,134,268	7	1,164,748	8	6%	3%

Total commercial	9,198,419	60	9,255,487	58	8,858,777	58	(1)%	4%

Retail:
Consumer real estate (a)	5,230,107	34	5,561,689	35	5,400,751	35	(6)%	(3)%
Permanent mortgage (b)	607,296	4	771,253	5	678,938	5	(21)%	(11)%
Credit card, OTC and other	345,748	2	304,561	2	334,887	2	14%	3%

Total retail	6,183,151	40	6,637,503	42	6,414,576	42	(7)%	(4)%

Total loans, net of unearned	$15,381,570	100%	$15,892,990	100%	$15,273,353	100%	(3)%	1%

(a)	Balances as of June 30, 2014 and 2013, and December 31, 2013, include $85.4 million, $377.9 million, and $342.1 million of restricted and secured real estate loans, respectively.
(b)	Balances as of June 30, 2013, and December 31, 2013, include $12.8 million, and $11.6 million of restricted and secured real estate loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 87 percent and 88 percent of total commercial loans in 2014 and 2013, respectively. C&I loans declined 2 percent, or $126.4 million, from second quarter 2013, which was primarily the result of a decline in loans to mortgage companies due to a reduction in refinance volume driven by higher rates in 2014 relative to 2013, partially mitigated by increases in commercial and business banking lending. Commercial real estate loans increased 6 percent, or $69.4 million from 2013 to $1.2 billion in 2014 due to the MNB acquisition in second quarter 2013, as well as growth in expansion markets and opportunities with new and existing customers within the regional bank which outpaced the continual wind-down of the non-strategic components.

Average retail loans declined 7 percent, or $454.4 million from a year ago, to $6.2 billion in 2014. The consumer real estate portfolio (home equity lines and installment loans) declined $331.6 million, to $5.2 billion as the continued wind-down of portfolios within the non-strategic segment outpaced growth in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $164.0 million to $607.3 million in 2014 largely driven by runoff. Credit Card, OTC, and Other increased $41.2 million to $345.7 million in 2014 due to strategic focus on growing the credit card and other consumer portfolios.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Investment securities increased 11 percent from $3.2 billion on June 30, 2013 to $3.6 billion on June 30, 2014. Average investment securities were $3.6 billion in second quarter 2014 and $3.2 billion in second quarter 2013, representing 17 percent of earning assets in 2014 compared to 15 percent in 2013. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment. See Note 3 – Investment Securities for additional detail.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased loans), student, small business, and home equity loans. The average balance of loans HFS decreased $33.5 million from 2013 and averaged $355.8 million in 2014. The decrease in average loans was primarily attributable to a decline in the mortgage warehouse and the sales of small business loans in 2013 and early 2014 which was offset somewhat by an increase in home equity loans. The mortgage warehouse, which consists of mortgage loans remaining from the legacy mortgage banking business and mortgage loans repurchased pursuant to requests from investors (primarily GSEs), averaged $329.1 million in 2014 compared to $363.1 million in 2013, and comprised over 90 percent of loans HFS in both 2014 and 2013.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the FRB and other financial institutions. All other earning assets averaged $2.2 billion in 2014 compared to $2.5 billion in 2013, primarily driven by a $198.2 million decrease in capital markets securities inventory, a $40.9 million decrease in securities purchased under agreements to resell (“asset repos”), and a $37.6 million decline in interest bearing cash. The level of asset repos used in capital markets fixed income trading activity is generally correlated with the level of capital markets trading liabilities (short-positions) as securities collateral from repo transactions are used to fulfill trades. As of June 30, 2014 and 2013, other earnings assets were $2.1 billion and $2.3 billion, respectively. The decrease in period-end balance primarily relates to a decline in trading securities and asset repos, which fluctuate daily based on customer demand, as well as a decrease in interest-bearing cash.

Non-Earning Assets

Non-earning assets averaged $2.2 billion in second quarter 2014, an 18 percent decline from $2.6 billion in second quarter 2013. The decline in non-earning assets is primarily due to declines in servicing advances and MSR due to the sales of substantially all remaining legacy mortgage servicing in fourth quarter 2013 and first quarter 2014, as well as a decline in derivative assets.

Core Deposits

Average core deposits declined $40.8 million to $15.6 billion in 2014 from $15.7 billion in 2013. Core deposits were $15.7 billion on June 30, 2014, compared to $16.4 billion on June 30, 2013. The period-end decrease in core deposits was primarily driven by FHN’s decision to decrease Promontory Insured deposits.

Short-Term Funds

Average short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) decreased $227.3 million to $3.3 billion during second quarter 2014. This decrease was largely the result of a $143.7 million decline in average FFP and a $46.4 million decreases in the average balance of capital markets trading liabilities. Average FFP, which currently is composed primarily of funds from correspondent banks, was $1.1 billion in 2014 compared to $1.2 billion in 2013. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. On average, short-term purchased funds accounted for 16 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in 2014 compared to 17 percent in 2013. Short-term funds increased $483.2 million from $3.2 billion on June 30, 2013 to $3.7 billion on June 30, 2014, largely driven by an increase in Federal Home Loan Bank (“FHLB”) borrowings, partially offset by declines in FFP, trading liabilities, and securities sold under agreements to repurchase. Trading liabilities fluctuate depending on expectations of customer demands.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. On June 30, 2014, term borrowings were $1.5 billion compared to $1.8 billion on June 30, 2013. Average term borrowings decreased 25 percent to $1.5 billion in 2014 from $2.0 billion in 2013. The decline in average term borrowings primarily relates to a decline in restricted/secured borrowings due to the collapse/deconsolidation of three previously consolidated on-balance sheet consumer loan securitizations in first quarter 2014, the average impact of $350.0 million of subordinated notes that matured during the second quarter of 2013, and a decline in basis adjustments from debt hedges.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.6 billion in the second quarters of both 2014 and 2013. Average equity was consistent between periods due to a number of offsetting factors including a decline in unrealized gains associated with the AFS securities portfolio within other comprehensive income, as well as common dividends paid in both quarters and also between those quarterly periods which affects second quarter 2014 average equity. Additionally, shares that were repurchased under the 2011 share repurchase program mentioned below in second quarter 2013 also contributed to a decline in equity on an average basis. Average equity was favorably affected by a decline in the effects of pensions within other comprehensive income. Period-end equity was $2.6 billion on June 30, 2014 compared to $2.5 billion on June 30, 2013, and was primarily driven by a decline in the effects of pensions within other comprehensive income.

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

The following tables provide a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2014	June 30, 2013	December 31, 2013
Shareholders’ equity	$2,330,720	$2,250,977	$2,205,320
Regulatory adjustments:
Goodwill and other intangibles	(129,741)	(141,353)	(133,013)
Net unrealized (gains)/losses on AFS securities	(15,601)	(9,439)	11,228
Minimum pension liability	137,707	198,104	138,768
Noncontrolling interest—FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	200,000	200,000
Disallowed servicing assets	(277)	(7,409)	(4,638)
Disallowed deferred tax assets	(65,582)	(72,859)	(93,399)
Other	(109)	(438)	(106)

Tier 1 capital	$2,751,933	$2,712,399	$2,618,976
Tier 2 capital	340,279	463,735	444,655

Total regulatory capital	$3,092,212	$3,176,134	$3,063,631

	June 30, 2014		June 30, 2013		December 31, 2013
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	14.19%	$2,751,933	13.28%	$2,712,399	13.87%	$2,618,976
First Tennessee Bank National Association (a)	16.50	3,175,899	15.01	3,036,627	15.99	2,991,866
Total
First Horizon National Corporation	15.94	3,092,212	15.55	3,176,134	16.23	3,063,631
First Tennessee Bank National Association (a)	18.26	3,514,246	17.29	3,498,068	18.36	3,434,410
Tier 1 Common (b)
First Horizon National Corporation	11.14	2,161,493	10.39	2,121,959	10.75	2,028,536

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 16.20 percent and 17.04 percent, respectively, at June 30, 2014.
(b)	Refer to the Non-GAAP to GAAP Reconciliation – Table 23.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. In 2014, for an institution the size of FHN to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of June 30, 2014, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Capital ratios increased in second quarter 2014 relative to second quarter 2013 primarily due to a decline in risk-weighted assets largely as a result of lower period-end loans. The Total Capital ratios for both FHN and FTBNA were negatively impacted by a reduction in the amount of Tier 2 qualifying subordinated debt as that debt approaches maturity. Through 2014, capital ratios are expected to remain strong and significantly above current well-capitalized standards. Refer to the discussion of rules that will impact capital ratios for the industry in the Market Uncertainties and Prospective Trends section of MD&A.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during second quarter 2014:

Table 9—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2014
April 1 to April 30	72	$11.53	72	31,505
May 1 to May 31	151	11.19	151	31,354
June 1 to June 30	—	N/A	—	31,354

Total	223	$11.30	223

N/A—Not applicable

Compensation Plan Programs:

•

A consolidated compensation plan share purchase program was announced on August 6, 2004. This action consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On June 30, 2014, the maximum number of shares that may be purchased under the program was 31.4 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2014.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2014
April 1 to April 30	—	N/A	—	$100,000
May 1 to May 31	—	N/A	—	$100,000
June 1 to June 30	—	N/A	—	$100,000

Total	—	N/A	—

N/A—Not applicable

Other Programs:

•

On January 22, 2014, FHN announced a $100 million share purchase authority that would expire on January 31, 2016. As of June 30, 2014, no purchases had been made under this authority. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY—TREND ANALYSIS OF SECOND QUARTER 2014 COMPARED TO SECOND QUARTER 2013

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Retail loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of loans secured by residential real estate (37 percent of total loans), the majority of which is in the consumer real estate portfolio (33 percent of total loans). Industry concentrations are discussed under the heading C&I below. Key asset quality metrics for each of these portfolios can be found in Table 12 – Asset Quality by Portfolio.

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s 2013 Annual Report on Form 10-K in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 33. FHN has recently adopted credit underwriting guidelines to enable a limited amount of non-recourse lending within our CRE portfolio. There were no other material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings through June 30, 2014.

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

At acquisition, FHN designated certain loans as purchased credit-impaired (“PCI”) loans. PCI loans are loans that have experienced deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured. FHN considered several factors when determining whether a loan met the definition of a PCI loan at the time of acquisition including accrual status, loan grade, delinquency trends, prior charge-offs, as well as both originated versus refreshed credit scores and ratios when available. On June 30, 2014, the unpaid principal balance and the carrying value of PCI loans were $54.6 million and $40.4 million, respectively. These loans were initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flows include all contractually expected amounts (including interest) and incorporate an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. To the extent possible, certain PCI loans were aggregated with composite interest rate and cash flows expected to be collected for the pool. Aggregation into loan pools is based on common risk characteristics that include similar credit risk or risk ratings, and one or more predominant risk characteristics. Generally, FHN pooled loans with smaller balances and common internal loan grades and portfolio types. Subsequent to the initial accounting at acquisition, each PCI pool is accounted for as a single unit.

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

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $8.4 billion on June 30, 2014, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The following table provides the composition of the C&I portfolio by industry as of June 30, 2014 and 2013. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10—C&I Loan Portfolio by Industry

	June 30, 2014		June 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$1,739,549	21%	$1,644,950	20%
Loans to mortgage companies	1,101,282	13	1,387,022	17
Healthcare	763,209	9	743,751	9
Wholesale trade	742,975	9	628,258	7
Manufacturing	667,965	8	693,344	8
Real estate rental & leasing (a)	513,929	6	461,130	5
Retail trade	476,377	6	476,406	6
Other (transportation, education, arts, entertainment, etc) (b)	2,397,550	28	2,333,206	28

Total C&I loan portfolio	$8,402,836	100%	$8,368,067	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 6 percent and 5 percent for 2014 and 2013, respectively.

As of June 30, 2014, finance and insurance, the largest component, represents 21 percent of the C&I portfolio. The balances of loans to mortgage companies were 13 percent of the C&I portfolio and include volumes related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates, includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Thirty-four percent of FHN’s C&I portfolio (Finance and Insurance plus Loans to Mortgage Companies) could be affected by items that uniquely impact the financial services industry. Except as discussed under “Finance and Insurance”, on June 30, 2014, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component of the C&I portfolio includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank-holding companies, and asset-based lending to consumer finance companies. The TRUPS portfolio has been stressed over the last few years but has seen the stronger borrowers stabilize as there have been upgrades within the TRUPS and bank stock portfolio and also favorable resolutions. Finance and Insurance also includes approximately $825 million of asset-based lending to consumer financing companies which have accounted for the growth in the finance and insurance component in 2014.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of June 30, 2014, one TRUPS relationship was on interest deferral, down from six in 2013, due to both sales and payoffs.

As of June 30, 2014, the unpaid principal balance (“UPB”) of trust preferred loans totaled $364.9 million ($208.7 million of bank TRUPS and $156.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $63.9 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPS of $26.2 million, total reserves (ALLL plus the LOCOM) for TRUPS and other bank-related loans were $27.4 million or 6 percent of outstanding UPB.

C&I Asset Quality Trends

During 2014, performance of the C&I portfolio continued to improve although at a slower pace than in 2013, with a positive shift in the risk rating assignments and lower loss rates as commercial borrowers continue to adapt to the current operating environment and the economy has improved from a year ago. As a result, the ALLL declined $24.9 million to $68.6 million as of June 30, 2014. The allowance as a percentage of period-end loans declined to .82 percent in 2014 from 1.12 percent in 2013. The decline was related to a lower ALLL because of aggregate improvement from a year ago and reduction of TRUPS loans that were on interest deferral from a year ago. Allowance to net charge-offs decreased to 4.35 times from 8.34 times net charge-offs in second quarter 2013 due to an increase in net charge-offs. Net charge-offs as a percentage of average loans increased to .20 percent in second quarter 2014 from .14 percent in 2013. Net charge-offs were at historically low levels in both 2014 and 2013. The slight increase in charge-offs from a year ago is due to the sale of a TRUPS loan in second quarter 2014 for less than par. The associated allowance, however, was more than adequate to cover the charge-off as a result of the sale. Nonperforming C&I loans decreased $72.8 million to $48.3 million on June 30, 2014. The resolution of five TRUPS loans that were on interest deferral amounting to $42.7 million (including LOCOM) contributed to over half of this decline. The nonperforming loan (“NPL”) ratio decreased to .58 percent in June 30, 2014 from 1.45 percent in June 30, 2013.

Commercial Real Estate

The CRE portfolio was $1.2 billion on June 30, 2014. This portfolio is segregated between income CRE loans which consist of loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and approximately $45 million of residential CRE loans. Subcategories of income CRE consist of apartments (32 percent), retail (19 percent), office (15 percent), industrial (13 percent), hospitality (9 percent), land/land development (4 percent), and other (8 percent). A substantial portion of the income CRE class was originated through and continues to be managed by the regional bank. The income CRE loans showed improvement as property stabilization and strong sponsors have positively affected performance. FHN does not capitalize interest or fund interest on distressed properties. The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family detached homes, condominiums, and town homes.

Active residential CRE lending within the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle.

CRE Asset Quality Trends

CRE loans continued to steadily improve in second quarter 2014. Allowance as a percentage of loans increased to 1.28 percent in 2014 from 1.14 percent in 2013. The level of allowance increased $1.9 million from 2013 to $15.8 million in second quarter 2014. On June 30, 2014, the allowance included $2.4 million of reserves specifically allocated to PCI loans. Net recoveries were recognized in both periods. The level of nonperforming loans decreased 58 percent to $14.0 million as of June 30, 2014 from June 30, 2013, or to 1.14 percent of total CRE loans. The decline in nonperforming loans is primarily attributable to the regional banking portion of the portfolio. Delinquencies were up by $6.9 million to $13.5 million in 2014, largely due to loans from the MNB acquisition.

RETAIL LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $5.2 billion on June 30, 2014, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated per amendments to ASC 810). The largest geographical concentrations of balances as of June 30, 2014, are in Tennessee (57 percent) and California (9 percent) with no other state representing greater than 3 percent of the portfolio. At origination, approximately 53 percent of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 743 and refreshed FICO scores averaged 736 as of June 30, 2014. Generally, performance of this portfolio is affected by life events when borrowers have been impacted, the level of unemployment, and home prices.

HELOCs comprise $2.7 billion of the consumer real estate portfolio. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of June 30, 2014, approximately 75 percent of FHN’s HELOCs are in the draw period. Based on when draw periods are scheduled to end per the line agreement, it is expected that $1.4 billion, or 71 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are being contacted proactively early in the process. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11—HELOC Draw To Repayment Schedule

	June 30, 2014		June 30, 2013
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$338,143	17%	$219,045	10%
13-24	361,552	18	350,108	15
25-36	307,794	15	377,088	16
37-48	279,131	14	351,720	15
49-60	134,611	7	335,311	15
>60	588,425	29	662,910	29

Total	$2,009,656	100%	$2,296,182	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in 2014 when compared with 2013. The ALLL decreased $2.8 million to $118.0 million in 2014 as decreases in allowance within the non-strategic segment were partially offset by increased reserves within the regional bank. The allowance as a percentage of loans was 2.26 percent of loans as of June 30, 2014 compared to 2.18 percent as of June 30, 2013. The balance of nonperforming loans was $130.9 million and $119.5 million as of June 30, 2014 and

2013, respectively. As of June 30, 2014, NPLs included approximately $70 million of stand-alone second liens that were on nonaccrual because the first lien was 90 or more days past due or was a TDR. Loans delinquent 30 or more days and still accruing improved to .93 percent of the consumer real estate portfolio in 2014 compared to 1.10 percent in 2013 primarily due to runoff of the non-strategic segment and new originations within the bank to stronger borrowers, loss mitigation activities and improved overall performance. The net charge-offs ratio decreased 76 basis points to .20 percent of average loans. The decline was related to improved borrower performance as well as stronger underlying collateral values and enhanced recovery efforts.

Permanent Mortgage

The permanent mortgage portfolio was $.6 billion on June 30, 2014. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. Approximately 26 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse. Natural run-off contributed to a majority of the net decrease in portfolio balances of $152.2 million from 2013.

The ALLL decreased $3.4 million to $23.7 million as of June 30, 2014. TDR reserves comprise a significant majority of the ALLL for the permanent mortgage portfolio. Accruing delinquencies decreased by $8.6 million to $10.1 million. NPLs decreased by $1.3 million to $37.0 million in 2014 from 2013. Net charge-offs were $.2 million in 2014 compared to $1.2 million during 2013.

Credit Card and Other

The credit card and other portfolios were $.3 billion on June 30, 2014, and primarily include credit card receivables, automobile loans, and to a lesser extent OTC construction loans and other consumer-related credits. In 2014, FHN charged-off $2.9 million of credit card and other consumer loans compared with $1.7 million during 2013. The allowance increased to $17.5 million as of June 30, 2014 from $6.6 million in 2013 and was largely due to continued refinement of the reserving process and an uptick in net charge-offs and delinquencies. Loans 30 days or more delinquent increased from 1.00 percent in 2013 to 1.39 percent in 2014.

The following table provides additional asset quality data by loan portfolio:

Table 12—Asset Quality by Portfolio

	June 30
	2014	2013
Key Portfolio Details
C&I
Period-end loans ($ millions)	$8,403	$8,368
30+ Delinq. % (a)	0.19%	0.13%
NPL % (b)	0.58	1.45
Charge-offs % (qtr. annualized)	0.20	0.14
Allowance / loans %	0.82%	1.12%
Allowance / charge-offs	4.35x	8.34x
Commercial Real Estate
Period-end loans ($ millions)	$1,232	$1,219
30+ Delinq. % (a) (c)	1.10%	0.54%
NPL %	1.14	2.74
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	1.28%	1.14%
Allowance / charge-offs	NM	NM
Consumer Real Estate
Period-end loans ($ millions)	$5,219	$5,549
30+ Delinq. % (a)	0.93%	1.10%
NPL %	2.51	2.15
Charge-offs % (qtr. annualized)	0.20	0.96
Allowance / loans %	2.26%	2.18%
Allowance / charge-offs	11.30x	2.26x
Permanent Mortgage
Period-end loans ($ millions)	$594	$746
30+ Delinq. % (a)	1.71%	2.51%
NPL %	6.23	5.14
Charge-offs % (qtr. annualized)	0.12	0.62
Allowance / loans %	3.99%	3.63%
Allowance / charge-offs	31.85x	5.64x
Credit Card and Other
Period-end loans ($ millions)	$348	$316
30+ Delinq. % (a)	1.39%	1.00%
NPL %	0.39	0.54
Charge-offs % (qtr. annualized)	3.35	2.22
Allowance / loans %	5.01%	2.07%
Allowance / charge-offs	1.51x	0.97x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	2Q14 NPL decrease primarily related to TRUPS sales and payoffs.
(c)	2Q14 increase is primarily driven by the MNB acquisition.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 7 percent to $243.6 million on June 30, 2014, from $261.9 million on June 30, 2013. The allowance attributable to individually impaired loans was $68.9 million compared to $82.1 million on June 30, 2014 and 2013, respectively. FHN also had $2.5 million of reserves associated with PCI loans as of June 30, 2014. Continued aggregate improvement in borrowers’ financial conditions in 2014 and proactive management of problem credits contributed to the decline in the ALLL from a year ago. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.54 percent on June 30, 2014, from 1.62 percent on June 30, 2013.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 67 percent to $5.0 million for the three months ended June 30, 2014 from $15.0 million in 2013. On a consolidated basis, credit quality continued to improve from a year ago, due to overall improvement in the consumer real estate and the commercial portfolios, somewhat offset by continued refinement of the reserving process for the credit card portfolio and also because of an increase in delinquencies and net charge-offs in this portfolio.

FHN expects asset quality trends to be relatively stable in the remainder of 2014; that expectation depends upon a continued economic recovery, among other things, which may or may not occur. The C&I portfolio is expected to continue to show positive trends but the rate of improvement will likely continue to be slow and short-term variability (both positive and negative) is possible. The CRE portfolio should be relatively stable as FHN has observed property values stabilizing. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Continued improvement in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends, and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs were $8.6 million in 2014 compared with $18.3 million in 2013. The ALLL was 7.05 times net charge-offs for 2014 compared with 3.57 times net charge-offs for 2013 and the net charge-offs to average loans ratio decreased from .46 percent in 2013 to .22 percent in 2014 due to a 53 percent decline in net charge-offs.

Commercial loan net charge-offs were $2.9 million in 2014 compared to $2.0 million in 2013. $2.6 million of the 2014 charge-offs were associated with a TRUPS sale in which FHN had $3.1 million of ASC 310 reserves.

The retail portfolios contributed to a $10.6 million decline in consolidated net charge-offs. Net charge-offs of consumer real estate loans declined $10.8 million to $2.6 million in 2014, with the majority attributable to the non-strategic segment. The decline was due in part to improvement in the portfolio, stabilizing collateral values, and enhanced recovery efforts. Permanent mortgage net charge-offs declined $1.0 million and credit card and other net charge-offs increased $1.2 million from a year ago.

The following table provides consolidated asset quality information for the three months ended June 30, 2014 and 2013:

Table 13—Asset Quality Information

	Three Months Ended June 30
(Dollars in thousands, except as otherwise noted)	2014	2013
Allowance for loan losses:
Beginning balance on March 31	$247,246	$265,218
Provision for loan losses	5,000	15,000
Charge-offs	(18,764)	(30,272)
Recoveries	10,146	11,988

Ending balance on June 30 (Restricted—$.7 million on June 30, 2014, and $3.8 million on June 30, 2013)	$243,628	$261,934

Reserve for remaining unfunded commitments	2,209	2,976
Total allowance for loan losses and reserve for unfunded commitments	$245,837	$264,910

	As of June 30
	2014	2013
Nonperforming Assets by Segment
Regional Banking:
Nonperforming loans	$89,191	$135,903
Foreclosed real estate (a)	26,598	34,561

Total Regional Banking	115,789	170,464

Non-Strategic:
Nonperforming loans (b)	138,789	173,705
Nonperforming loans held-for-sale after fair value adjustment (c)	69,184	67,077
Foreclosed real estate (a)	12,183	16,781

Total Non-Strategic	220,156	257,563

Corporate:
Nonperforming loans	3,636	4,526

Total Corporate	3,636	4,526

Total nonperforming assets	$339,581	$432,553

Loans and commitments:
Total period-end loans, net of unearned income (Restricted—$.1 billion on June 30, 2014 and 2013) (d)	$15,795,709	$16,197,952
Less: Insured retail residential and construction loans (e)	(9,116)	(27,176)

Loans excluding insured loans	$15,786,593	$16,170,776
Foreclosed real estate from government insured mortgages	18,771	18,559
Potential problem assets (f)	299,863	410,075
Loans 30 to 89 days past due	61,656	69,081
Loans 30 to 89 days past due—guaranteed portion (g)	170	55
Loans 90 days past due	31,178	31,047
Loans 90 days past due—guaranteed portion (g)	43	363
Loans held-for-sale 30 to 89 days past due (c)	8,513	14,060
Loans held-for-sale 30 to 89 days past due—guaranteed portion (c) (g)	5,822	11,310
Loans held-for-sale 90 days past due (c)	37,191	34,373
Loans held-for-sale 90 days past due—guaranteed portion (c) (g)	32,739	33,120
Remaining unfunded commitments	7,493,964	7,234,955
Average loans, net of unearned (Restricted—$.1 billion on June 30, 2014 and 2013)	$15,381,570	$15,892,990

Allowance and net charge-off ratios
Allowance to total loans	1.54%	1.62%
Allowance to nonperforming loans in the loan portfolio	1.05x	0.83x
Allowance to loans excluding insured loans	1.54%	1.62%
Allowance to annualized net charge-offs	7.05x	3.57x
Nonperforming assets to loans and foreclosed real estate (h)	1.71%	2.25%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.47%	1.94%
Total annualized net charge-offs to average loans (i)	0.22%	0.46%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes foreclosed real estate from government-insured mortgages.
(b)	The decrease is primarily related to the TRUPS sales and payoffs.
(c)	The amounts as of June 30, 2013 in this table have been re-presented net of the fair value adjustment. In 2013, the amounts were presented gross, before the fair value adjustment.
(d)	Balance as of June 30, 2013 has been re-presented due to purchase accounting adjustments made in third quarter 2013.
(e)	Whole-loan insurance has been obtained on certain retail residential and construction loans.
(f)	Includes past due loans.
(g)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(h)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(i)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

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

Total nonperforming assets (including NPLs HFS) decreased to $339.6 million on June 30, 2014, from $432.6 million on June 30, 2013. Nonperforming assets (excluding NPLs HFS) decreased to $270.4 million on June 30, 2014, from $365.5 million on June 30, 2013. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to 1.71 percent in 2014 from 2.25 percent in 2013 due to a 26 percent decline in portfolio nonperforming assets in 2014. Portfolio nonperforming loans declined $82.5 million to $231.6 million on June 30, 2014, largely driven by improvement in the commercial portfolios that was partially offset by the increase in the consumer portfolio.

Nonperforming C&I loans decreased to $48.3 million in 2014 from $121.2 million in 2013. Of this decline, resolutions of TRUPS loans contributed to $42.7 million of the year-over-year decline. The remaining decline was in the regional bank due to resolutions on larger loans and regular payments on smaller loans. The inflow into NPLs has also slowed down considerably. Commercial real estate NPLs decreased $19.4 million to $14.0 million in 2014. Consumer nonperforming loans increased to $169.3 million from $159.6 million in 2013, with $11.4 million of the increase related to the consumer real estate portfolio which has been affected by junior liens being placed on nonaccrual because there are performance issues with the first liens. Nonperforming loans classified as HFS increased $2.1 million to $69.2 million on June 30, 2014 due to increases in valuations in 2014. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.

The ratio of ALLL to NPLs in the loan portfolio increased to 1.05 times in 2014 compared to .83 times in 2013, driven by lower nonperforming loans. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded. Additionally, a majority of FHN’s loans in held-for-sale are accounted for under the fair value option. As a result, losses related to nonperforming HFS loans have been recognized by FHN directly through the income statement.

The following table provides nonperforming loans both before and after partial charge-offs, LOCOM, and negative fair value adjustments previously taken as of June 30, 2014 and 2013.

Table 14—Nonperforming Loans

	June 30
(Dollars in thousands)	2014	2013
Held-to-maturity:
Gross nonperforming loans	$304,795	$403,005
Less: Partial charge-offs	(73,179)	(85,104)
Less: LOCOM	—	(3,767)

Net nonperforming loans	$231,616	$314,134

Held-for-sale:
Gross nonperforming loans	$135,252	$142,927
Less: Fair value mark	(64,443)	(73,714)
Less: LOCOM	(1,625)	(2,136)

Net nonperforming loans	$69,184	$67,077

Total net nonperforming loans including held-for-sale	$300,800	$381,211

Table 15 provides an activity rollforward of foreclosed real estate balances for June 30, 2014 and 2013. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $38.8 million as of June 30, 2014, from $51.3 million as of June 30, 2013 as FHN has continued efforts to avoid foreclosures by restructuring loans and working with borrowers, while executing foreclosed real estate sales, and experiencing property value stabilization. Negative adjustments to the fair value of foreclosed assets decreased $1.4 million between the periods to $.5 million for the three months ended June 30, 2014. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 15—Rollforward of Foreclosed Real Estate

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance (a)	$42,970	$32,655	$45,753	$41,767
Valuation adjustments	(533)	(1,933)	(1,391)	(2,951)
New foreclosed property	4,603	5,981	11,505	8,817
Acquired foreclosed property (b)	—	22,364	—	22,364
Capitalized expenses	—	23	—	23
Disposals:
Single transactions	(7,551)	(7,748)	(16,184)	(18,678)
Bulk sales	(708)	—	(902)	—

Ending balance, June 30 (a)	$38,781	$51,342	$38,781	$51,342

(a)	Excludes foreclosed real estate related to government insured mortgages.
(b)	Foreclosed assets were acquired through the MNB acquisition in second quarter 2013.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due increased to $31.2 million on June 30, 2014, from $31.0 million on June 30, 2013. The slight increase was driven by commercial PCI loans and offset by declines in consumer real estate delinquencies. Loans 30 to 89 days past due decreased $7.4 million to $61.7 million on June 30, 2014. The decline in loans past due 30-89 days is largely attributable to the consumer real estate portfolio because of aggregate improved performance and loss mitigation activities. These decreases were somewhat offset by an increase in delinquencies of loans to mortgage companies within commercial and credit card and other within consumer.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $299.9 million on June 30, 2014, and $410.1 million on June 30, 2013. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

The individual impairment assessments completed on commercial loans in accordance with the Accounting Standards Codification Topic related to Troubled Debt Restructurings (“ASC 310-40”) include loans classified as TDRs as well as loans that may have been modified yet not classified as TDRs by management. For example, a modification of loan terms that management would generally not consider to be a TDR could be a temporary extension of maturity to allow a borrower to complete an asset sale whereby the proceeds of such transaction are to be paid to satisfy the outstanding debt. Additionally, a modification that extends the term of a loan but does not involve reduction of principal or accrued interest, in which the interest rate is adjusted to reflect current market rates for similarly situated borrowers, is not considered a TDR. Nevertheless, each assessment will take into account any modified terms and will be comprehensive to ensure appropriate impairment assessment. If individual impairment is identified, management will either hold specific reserves on the amount of impairment, or, if the loan is collateral dependent, write down the carrying amount of the asset to the net realizable value of the collateral.

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

Following classification as a TDR, modified loans within the consumer portfolio, which were previously evaluated for impairment on a collective basis determined by their smaller balances and homogenous nature, become subject to the impairment guidance in ASC 310-10-35, which requires individual evaluation of the debt for impairment. However, as applicable accounting guidance allows, FHN may aggregate certain smaller-balance homogeneous TDRs and use historical statistics, such as aggregated charge-off amounts and average amounts recovered, along with a composite effective interest rate to measure impairment when such impaired loans have risk characteristics in common.

On June 30, 2014 and 2013, FHN had $350.9 million and $379.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $65.8 million and $67.5 million, or 19 percent and 18 percent of TDR balances, as of June 30, 2014 and 2013, respectively. Additionally, FHN had $139.5 million and $133.9 million of loans HFS as of June 30, 2014 and 2013, respectively, that were classified as TDRs. The commercial and consumer portfolio TDRs decreased by $28.3 million which was slightly offset by the increase in HFS TDRs of $5.6 million from a year ago.

The following table provides a summary of TDRs for the periods ended June 30, 2014 and 2013:

Table 16—Troubled Debt Restructurings

	As of June 30, 2014		As of June 30, 2013
(Dollars in thousands)	Number	Amount	Number	Amount
Held-to-maturity:
Permanent mortgage:
Current	185	$93,676	165	$93,788
Delinquent	9	2,514	7	3,344
Non-accrual (a)	88	23,276	130	25,999

Total permanent mortgage	282	119,466	302	123,131

Consumer real estate:
Current	1,075	114,886	1,142	128,178
Delinquent	41	4,620	56	5,289
Non-accrual (b)	1,264	57,379	1,210	44,731

Total consumer real estate	2,380	176,885	2,408	178,198

Credit card and other:
Current	220	507	281	643
Delinquent	9	17	22	74
Non-accrual	—	—	—	—

Total credit card and other	229	524	303	717

Commercial loans:
Current	26	20,735	28	23,896
Delinquent	1	332	1	92
Non-accrual	37	32,969	54	53,131

Total commercial loans	64	54,036	83	77,119

Total held-to-maturity	2,955	350,911	3,096	379,165

Held-for-sale: (c)
Current	540	83,564	489	82,912
Delinquent	174	26,434	167	26,468
Non-accrual (d)	221	29,498	201	24,497

Total held-for-sale	935	139,496	857	133,877

Total troubled debt restructurings	3,890	$490,407	3,953	$513,042

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of June 30, 2014 and 2013 include $7.9 million and $11.1 million, respectively, of discharged bankruptcies.
(b)	Balances as of June 30, 2014 and 2013 include $24.9 million and $31.9 million, respectively, of discharged bankruptcies.
(c)	Loans HFS are reported above at net of negative fair value adjustment.
(d)	Balances as of June 30, 2014 and 2013 include $14.2 million and $12.7 million, respectively, of discharged bankruptcies.

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

Value-at-Risk (“VaR”) and Stress Testing

VaR is a statistical risk measure to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99 percent confidence level and 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR (“SVaR”) measure. The SVaR computation uses the same model but with model inputs reflecting historical data from a continuous 12-month period that reflects a period of significant financial stress appropriate for Capital Markets’ trading securities portfolio.

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 17—VaR and SVaR Measures

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014			As of June 30, 2014
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,208	$1,959	$524	$1,297	$2,072	$524	$532
SVaR	3,039	4,453	1,915	3,012	5,108	1,915	3,517
10-day
VaR	4,112	7,105	1,313	4,347	7,105	1,313	1,332
SVaR	12,454	17,948	5,574	10,798	17,948	5,574	12,173

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013			As of June 30, 2013
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,274	$1,777	$760	$1,628	$3,145	$760	$801
SVaR	4,726	6,557	1,950	5,650	9,991	1,950	2,046
10-day
VaR	3,835	5,169	2,229	4,921	10,297	2,229	2,430
SVaR	14,218	20,949	4,859	16,026	25,423	4,859	4,859

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 18—Schedule of Risks Included in VaR

	As of June 30, 2014		As of June 30, 2013
(Dollars in Thousands)	1-day	10-day	1-day	10-day
Interest rate risk	$638	$1,268	$802	$1,958
Credit spread risk	353	473	455	701

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

The simulation models used to analyze net interest income create various at-risk scenarios looking at assumed increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At June 30, 2014, the interest rate environment remained at a low level. Under these market conditions, traditional scenarios estimating the impact of declining rates are not meaningful. Accordingly, declining rate shock scenarios (including minus 25 basis points and minus 200 basis points) were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve. Based on the rate sensitivity position on June 30, 2014, net interest income exposure over the next 12 months to a rate shock of plus 200 basis points is estimated to be a favorable variance of approximately 10 percent of base net interest income. A flattening yield curve scenario, where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of approximately 1.3 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

While the continuing low interest rate environment is not expected to have a significant impact on the capital position of FHN, the ability to expand net interest margin in this environment, without assuming additional credit risk, continues to be a challenge for FHN. Assuming the historically low interest rate environment persists, net interest margin will typically decline as yields on fixed rate loans and investment securities decrease due to the combination of asset prepayments and lower reinvestment rates. With core deposit rates at historically low levels, there is little opportunity to offset the yield declines in fixed rate assets with corresponding declines in deposit rates.

LIQUIDITY MANAGEMENT

ALCO also focuses on liquidity management: the funding of assets with liabilities of the appropriate duration, while mitigating the risk of unexpected cash needs. A key objective of liquidity management is to ensure the continuous availability of funds to meet the demands of depositors, other creditors and borrowers, and the requirements of ongoing operations. This objective is met by maintaining liquid assets in the form of trading securities and securities available-for-sale, growing core deposits, and the repayment of loans. ALCO is responsible for managing these needs by taking into account the marketability of assets, the sources, stability, and availability of funding, and the level of unfunded commitments. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including core deposits, the available-for-sale securities portfolio, the Federal Reserve Banks, access to Federal Reserve Bank programs, the FHLB, access to the overnight and term Federal Funds markets, loan sales, syndications, and dealer and commercial customer repurchase agreements.

FHN also may use unsecured borrowings as a source of liquidity. Currently, the largest concentration of unsecured borrowings is federal funds purchased from small bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is repurchase agreement transactions accounted for as secured borrowings with the regional bank’s business customers or capital markets’ broker dealer counterparties.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans and secured borrowings, to core deposits was 100 percent in second quarter 2014 compared to 96 percent in second quarter 2013, due to a decline in core deposits which outpaced the contraction of the loan portfolio. A ratio of 100 percent or less means, essentially, that for the period FHN’s loan portfolio was fully funded by core deposits.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in 2015. As of June 30, 2014, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, which was eligible for inclusion in Tier 1 Capital. Tier 1 Capital treatment for these securities will begin phasing out after 2014 and entirely after 2015. FHN also maintains $.1 billion of borrowings which are secured by residential real estate loans in a consolidated securitization trust.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of June 30, 2014, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $6.7 million as of June 30, 2014, compared to negative $104.6 million at June 30, 2013. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in the amounts of $180 million in 2013 and $80 million in third quarter 2014. FTBNA applied for and received approval from the OCC to declare and pay preferred dividends in first and second quarter 2014 and each quarter in 2013.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.05 per common share on July 1, 2014, and in July the Board approved a $.05 per common share cash dividend payable on October 1, 2014, to shareholders of record on September 12, 2014. FHN paid a cash dividend of $1,550.00 per preferred share on July 10, 2014, and in July the Board approved a $1,550.00 per preferred share cash dividend payable on October 10, 2014, to shareholders of record on September 25, 2014.

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

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2014 and 2013. The level of cash and cash equivalents increased $265.2 million during 2014 compared to a decrease of $69.4 million during 2013. During the six months ended June 30, 2014 cash provided by operating activities outpaced cash used by investing and financing activities, whereas during the six months ended June 30, 2013 cash used by financing activities more than offset cash provided by operating and investing activities.

Net cash provided by operating activities was $385.5 million in 2014 and $88.2 million in 2013. Operating cash flows in 2014 were positively affected by cash-related net income items, cash proceeds from MSR sales, and $171.4 million of changes in cash related to operating assets and liabilities. Cash flows from operating activities were negatively affected by a $64.8 million net change in cash related to capital market activities. In 2013, operating cash flows were positively affected by cash-related net income items which more than offset a $29.0 million net decrease in cash related to capital market activities and $111.4 million of changes in operating assets and liabilities that negatively affected cash flows. Net cash used by investing activities was $106.9 million in 2014 compared to net cash provided by investing activities of $596.1 million in 2013. In 2014, an increase in loan balances and activity related to the available-for-sale securities portfolio which resulted in a $134.8 million net decrease in cash as securities purchased outpaced maturities and sales, negatively affected cash provided by investing activities. These cash outflows were somewhat offset by a decrease in interest-bearing cash which favorably affected cash provided by investing activities. In 2013, cash from investing activities was favorably affected by a $689.5 million decline in balances of the originated loan portfolio and $54.9 million in cash receipts related to the MNB acquisition, but was somewhat mitigated by activity related to the available-for-sale securities portfolio which resulted in a $173.1 million net decrease in cash as securities purchased outpaced maturities and sales.

Net cash used by financing activities was $13.4 million in 2014 compared to $753.7 million in 2013. In 2014, cash was negatively affected by declining deposits and payments of long-term borrowings related to the collapse/resolution of two securitization trusts but was offset by cash inflows from increased FHLB borrowings as a result of loan growth and deposit fluctuations. In 2013, cash outflows related to maturities and payments of term borrowings and a decline in short-term borrowings of $387.6 million and $381.8 million, respectively, coupled with the repurchase of common shares of $81.2 million, more than offset the cash inflow from the preferred stock issuance of $95.6 million. The decline in short-term borrowings in 2013 was due to the payoff of FHLB borrowings.

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

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for 90 percent of all repurchase requests/make-whole claims received from the third quarter 2008 divestiture of certain mortgage banking operations through June 30, 2014.

In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in First Horizon branded proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the First Horizon brand. Although servicing generally was retained, substantially all remaining servicing for these loans was sold in first quarter 2014.

The following table summarizes the loan composition of the FH proprietary mortgage securitizations from 2005 through 2007:

Table 20—Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of June 30, 2014
Loan type:
Jumbo	$9,410,499	$2,040,192
Alt-A	17,270,431	4,614,000

Total FH proprietary securitizations	$26,680,930	$6,654,192

(a)	Original principal balances obtained from trustee statements.

At June 30, 2014, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At June 30, 2014, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing. Due to the sales of MSR in late 2013 and early 2014, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.

Active Pipeline

The amount of repurchase requests and make-whole claims is accumulated into the “active pipeline.” The active pipeline includes the amount of claims for repurchase, make-whole payments, loans in which private mortgage insurance (“MI”) has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. MI was required for certain of the loans sold to GSEs or that were securitized. MI generally was provided on first lien loans that were sold to GSEs or securitized that had a loan-to-value (“LTV”) ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline. Additionally, FHN is responsible for covering losses for investors to the extent there is a shortfall in MI insurance coverage (MI curtailment).

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice or curtailment, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On June 30, 2014, the active pipeline was $231.9 million, with a majority of unresolved repurchase and make-whole claims relating to loans sold to GSEs.

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

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices, MI curtailments, and other requests for the three and six months ended June 30, 2014:

Table 21—Rollforward of the Active Pipeline

	April 1, 2014		Inflows		Resolutions		Settlement		Adjustments (d)		June 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	374	$77,484	163	$28,869	(162)	$(31,922)	—	$—	(2)	$(582)	373	$73,849
FHLMC (a)	106	23,378	15	3,223	(29)	(5,172)	—	—	—	—	92	21,429
GNMA	4	364	3	244	(8)	(831)	—	—	5	486	4	263
Non-Agency whole loan-related	155	22,124	80	6,933	(46)	(2,414)	—	—	(6)	(552)	183	26,091
MI Cancellations	205	40,608	145	26,114	(174)	(32,051)	—	—	(31)	(4,647)	145	30,024
MI Curtailments (b)	160	29,955	264	45,068	(9)	(1,674)	—	—	(8)	(2,237)	407	71,112
Other requests (c)	150	21,863	13	1,967	(137)	(13,984)	—	—	27	(699)	53	9,147

Total	1,154	$215,776	683	$112,418	(565)	$(88,048)	—	$—	(15)	$(8,231)	1,257	$231,915

	January 1, 2014		Inflows		Resolutions		Settlement		Adjustments (d)		June 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	301	$62,003	339	$63,374	(237)	$(46,242)	(32)	$(5,327)	2	$41	373	$73,849
FHLMC (a)	237	48,866	47	9,688	(163)	(30,502)	(31)	(6,488)	2	(135)	92	21,429
GNMA	9	953	4	411	(9)	(1,101)	—	—	—	—	4	263
Non-Agency whole loan-related	159	21,353	98	9,606	(73)	(4,803)	—	—	(1)	(65)	183	26,091
MI Cancellations	140	28,239	284	52,398	(253)	(47,407)	—	—	(26)	(3,206)	145	30,024
MI Curtailments (b)	52	12,517	362	60,785	(16)	(2,183)	—	—	9	(7)	407	71,112
Other requests (c)	152	23,221	54	7,918	(165)	(18,747)	(8)	(1,634)	20	(1,611)	53	9,147

Total	1,050	$197,152	1,188	$204,180	(916)	$(150,985)	(71)	$(13,449)	6	$(4,983)	1,257	$231,915

Table 21—Rollforward of the Active Pipeline (Continued)

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices and other requests for the three and six months ended June 30, 2013:

	April 1, 2013		Inflows		Resolutions		Settlement		Adjustments (d)		June 30, 2013
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA	817	$172,625	713	$152,180	(923)	$(195,424)	—	$—	3	$765	610	$130,146
FHLMC	105	23,772	103	22,050	(81)	(20,213)	—	—	(1)	(140)	126	25,469
GNMA	10	1,151	4	535	(5)	(751)	—	—	3	57	12	992
Non-Agency whole loan-related	20	3,014	126	19,848	(11)	(2,316)	—	—	(1)	(115)	134	20,431
MI Cancellations	146	30,057	84	17,381	(120)	(24,998)	—	—	4	740	114	23,180
Other requests (c)	169	28,288	205	37,831	(164)	(33,919)	—	—	6	2,238	216	34,438

Total	1,267	$258,907	1,235	$249,825	(1,304)	$(277,621)	—	$—	14	$3,545	1,212	$234,656

	January 1, 2013		Inflows		Resolutions		Settlement		Adjustments (d)		June 30, 2013
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA	1,078	$217,648	1,331	$285,113	(1,761)	$(363,830)	—	$—	(38)	$(8,785)	610	$130,146
FHLMC	198	46,321	191	41,485	(261)	(61,912)	—	—	(2)	(425)	126	25,469
GNMA	8	628	7	1,186	(6)	(879)	—	—	3	57	12	992
Non-Agency whole loan-related	18	2,722	137	21,699	(20)	(3,875)	—	—	(1)	(115)	134	20,431
MI Cancellations	160	32,849	175	35,298	(244)	(51,613)	—	—	23	6,646	114	23,180
Other requests (c)	189	33,647	333	65,492	(301)	(63,964)	—	—	(5)	(737)	216	34,438

Total	1,651	$333,815	2,174	$450,273	(2,593)	$(546,073)	—	$—	(20)	$(3,359)	1,212	$234,656

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Inflows represent amounts excluded from the DRAs.
(b)	Beginning in first quarter 2014, FHN began tracking MI curtailments as a separate category within the repurchase pipeline. During 2013 MI curtailments were included with Other requests.
(c)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers. 2013 also included MI curtailments.
(d)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.

As of June 30, 2014, agencies accounted for a majority of the repurchase/make-whole requests in the active pipeline and 77 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. Beginning in first quarter 2014, FHN began tracking MI curtailments in a separate category within the pipeline. Prior to first quarter 2014 MI curtailments were included in the other requests bucket within the pipeline. Since MI curtailment requests are intended only to cover the shortfall in MI insurance proceeds, FHN’s loss from MI curtailments as a percentage of UPB in the pipeline generally is significantly lower than that of a repurchase or make-whole claim.

For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs. Consistent with originations, a majority of claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from agencies decreased $142.1 million to $32.1 million in second quarter 2014 from second quarter 2013 reflecting the DRAs reached with two GSEs. Total MI cancellation notices received increased $8.7 million compared to a year ago at $26.1 million in second quarter 2014.

Resolutions disclosed in Table 21 – Rollforward of the Active Pipeline include both favorable and unfavorable resolutions. The UPB of actual repurchases, make-whole, settlement resolutions, which was $11.7 million and $112.8 million during second quarter 2014 and 2013, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 22 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $28.6 million and $106.0 million in second quarter 2014 and 2013, respectively, represent the amount of repurchase requests and make-whole claims that FHN was able to resolve without incurring loss. Of the loans resolved in second quarter 2014 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 71 percent of the claims compared to 48 percent in second quarter 2013. Resolutions related to other, MI cancellations, MI curtailments, and information requests, which were $47.7 million and $58.8 million during second quarter 2014 and 2013, respectively, include providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a request for repurchase, or for make-whole or loss reimbursement, is submitted and such request is unfavorably resolved.

Repurchase Accrual Methodology

Over the past several years FHN’s approach for determining the adequacy of the repurchase and foreclosure reserve has evolved based on information available including estimated loss content within the active pipeline, loss content associated with loans in which MI coverage was ultimately lost, information made available by Fannie Mae to FHN which provided significant insight into their file selection and review process for loans previously sold by FHN to Fannie Mae with repurchase risk, as well as information received in connection with definitive resolution agreements (“DRAs”) that FHN entered into with Fannie Mae and Freddie Mac in fourth quarter 2013 and first quarter 2014, respectively. Cumulative average loss severities range between 50 and 60 percent of the UPB subject to repurchase/make-whole. Repurchase rates vary based on investor, vintage, and claim type.

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

Prior to third quarter 2013, FHN’s repurchase loss estimate for loans sold to the GSEs focused on loans sold from 2005 through 2008. In the fourth quarter of 2013, as mentioned above, FHN entered into a DRA with Fannie Mae. In February 2014, as mentioned above, FHN entered into a DRA with Freddie Mac. Each DRA resolved certain legacy selling representation and warranty repurchase obligations associated with loans originated from 2000 to 2008 excluding certain loans FHN no longer serviced at the time of the DRA. Under each DRA FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have obligations related to mortgage insurance rescissions, cancellations, curtailments and denials. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for mortgage insurance cancellations and denials to the extent attributable to the acts of the current servicer.

Repurchase obligations and estimates for probable incurred losses associated with loan populations not included in the DRAs, including obligations related to future mortgage insurance cancellations, loans previously included in bulk servicing sales, and other loan sales, are included in FHN’s remaining repurchase liability as of June 30, 2014.

In first and second quarter 2014, in determining the loss content of GSE loans subject to repurchase requests excluded from the DRA settlements mentioned above (bulk sales), FHN applies a vintage level estimate of all loans sold to the GSEs that were not included in the settlements and which have not had a prior repurchase resolution. First pre-payment, default, and claim rate estimates are applied by vintage to estimate the aggregate claims expected but not yet resolved. Historical loss factors for each sale vintage and repurchase rates are then applied to estimate total loss content. Loss content related to other whole loan sales is estimated by applying the historical average repurchase and loss severity rates to the current UPB in the active pipeline to calculate estimated losses attributable to the current pipeline. FHN then uses an internal model to calculate loss content on estimated future inflows by applying historical average loss repurchase and severity rates to historical average inflows. For purposes of estimating loss content, FHN also considers MI cancellations. When assessing loss content related to loans where MI has been cancelled, FHN applies historical loss factors (including probability and loss severity ratios) to the total unresolved MI cancellations in the active pipeline, as well as applying these factors to historical average inflows to estimate loss content. Additionally, FHN identifies estimated losses related to MI curtailment requests.

Management continually monitors the repurchase pipeline, including inflows, rescission and loss severity rates, and resolutions, as well as other factors in consideration of the overall adequacy of the repurchase liability.

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform and were not material as of second quarter 2014 and 2013.

The following table provides a rollforward of the legacy mortgage repurchase liability during the three and six months ended June 30, 2014 and 2013:

Table 22—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2014	2013	2014	2013
Legacy Mortgage
Beginning balance	$145,060	$183,839	$165,091	$232,390
Provision for repurchase and foreclosure losses	—	—	—	—
Net realized losses	(4,152)	(61,115)	(24,183)	(109,666)

Balance on June 30	$140,908	$122,724	$140,908	$122,724

The liability for legacy mortgage repurchase and foreclosure losses was $140.9 million and $122.7 million as of June 30, 2014 and 2013, respectively. In second quarter 2014 and 2013, FHN did not recognize expense to the repurchase and foreclosure provision. In second quarter 2014 compared to 2013, both the success rates on putbacks on repurchases in the pipeline and the loss severity rates have improved.

Net realized losses for the repurchase of first lien loans or make-whole payments were $4.2 million during second quarter 2014 compared with $61.1 million during second quarter 2013. The substantial decline in losses from a year ago reflects the impact of the DRAs entered into in fourth quarter 2013 and first quarter 2014. In second quarter 2014 FHN had a 46 percent loss severity rate compared to a 52 percent loss severity rate in second quarter 2013.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during second quarter 2014 was $.4 million compared with $31.8 million during second quarter 2013. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet, except that if a loan is delinquent when repurchased it is immediately classified as nonperforming.

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

Other FHN Mortgage Exposures and Trends

Although FHN has received no repurchase requests from the trustee of FH proprietary securitizations, as described in Note 11 – Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH proprietary securitizations. As of June 30, 2014, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitizations based on breaches of representations and warranties to the trustee.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Uncertainties remain surrounding the national economy, the housing market, Fed monetary policy, the regulatory and political environment, U.S. government spending generally, and economic and political situations outside the U.S. Those uncertainties will continue to present challenges for FHN in 2014. Although during most of 2013 and the first half of 2014 the national economy exhibited signs of improvement, improvement has been uneven. Certain indicators have been mixed and economic conditions, which remain stressed, could regress. While asset quality at FHN is strong due to active risk management and borrower adjustment to the prolonged difficult operating environment, external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, despite resolving certain selling representation and warranties repurchase obligations to GSEs, the ongoing economic stress and uncertainty in the housing market could affect borrower defaults and actions by MI companies resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies within this MD&A, and Note 11 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

Although FHN has little direct exposure to non-U.S.-dollar-denominated assets or to foreign sovereign debt, major adverse events outside the U.S. could have an indirect impact on FHN. Because the U.S. economy and the businesses of many of our customers are linked significantly to global economic and market conditions, a major adverse event could negatively impact liquidity in the U.S. causing funding costs to rise, or could potentially limit availability of funding through conventional markets in a worst-case scenario. FHN also could be adversely affected by events outside of the U.S. impacting hedging or other counterparties, customers with non-U.S. businesses and/or assets denominated in foreign currencies, the U.S. economy, interest rates, inflation/deflation rates, and the regulatory environment should there be a political response to major financial disruptions, all of which could have a financial impact on FHN.

Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Act”) made a substantial number of significant changes to how financial services companies are regulated. Many of the changes in the Reform Act continue to be incomplete, or are dependent upon new regulations to be issued or interpreted in the future. It could be several more years before all the impacts are known. Overall, the Reform Act and its regulations have increased FHN’s regulatory compliance and certain other costs, and have constrained operations and revenues in some respects. FHN believes that additional impacts of this sort are likely as additional parts of the Act are implemented.

In 2013, regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III”. The revised standards create a new emphasis on Common Equity Tier 1 Capital, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards will begin applying to FHN January 1, 2015. Since the standards are new, a number of interpretive questions remain unresolved. Had the final rule been fully phased in and effective as of June 30, 2014, FHN estimates that it would have remained a well-capitalized institution. Under the final rule as fully phased in, based on a preliminary assessment, the Common Equity Tier 1 Capital ratio at June 30, 2014, would have decreased by approximately 30 basis points had the amended rule been in effect.

In July 2013, a federal district court ruled that the Federal Reserve exceeded its authority under the so-called Durbin amendment of the Reform Act in setting debit card interchange rates in 2011. The Federal Reserve’s action had reduced prevailing market rates substantially by capping them generally at 21 cents per transaction. The district court held that rate cap to be higher than the Reform Act allowed, among other rulings against the Federal Reserve’s 2011 actions. In March 2014, the district courts’ ruling was reversed by a three-judge appellate panel. Further proceedings are possible before the case is finally resolved. During 2013 and the first half of 2014, FHN’s revenues from debit card interchange fees averaged just over $5 million per quarter.

Governmental Litigation Environment

Like many other banks involved in mortgage lending prior to 2009, FHN is defending various legal actions, and may be facing the possibility of still others, primarily connected with the origination and the sale, securitization, or government insurance of residential mortgage loans. In many of those actions a governmental agency or government-insured agent is or may become the plaintiff. Refer to Note 11 – Contingencies and Other Disclosures for additional information about those pending and prospective matters directly involving FHN. Over the past several quarters there have been several significant settlements, or reports of potential settlements, with governmental entities that have been publicly reported or publicly announced by several large financial institutions.

As discussed in Note 11—Contingencies and Other Disclosures, many of the governmental actions, investigations, and claims involving FHN remain in relatively early stages. However, recent reports of financial institution settlements involving governmental entities suggest that pressure from governmental entities has increased somewhat this year and is not likely to abate significantly, at least in the near term.

Foreclosure Practices

Since 2009 governmental officials and agencies have scrutinized industry foreclosure practices, particularly in judicial foreclosure states and have since expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities. All of the changes to servicing practices including the additional oversight required arising out of this activity including those described below could impact FHN through increased operational and legal costs. FHN continues to review, monitor and revise, as appropriate, its foreclosure processes and coordinated loss mitigation practices with the goal of conforming them to evolving servicing requirements.

FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices that were not transferred in 2008, were outsourced through a three-year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In fourth quarter 2013, FHN contracted to sell a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing was transferred to the buyer in stages, and was substantially completed in first quarter 2014. The servicing still retained by FHN continues to be subserviced by the 2011 subservicer.

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

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement, totaling $8.6 million, that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs and servicing timeline penalties, compensatory damages, and curtailments charged prior to the servicing transfer by GSEs and a government agency in connection with FHN’s transfer of subservicing to its 2011 subservicer. The 2008 subservicer also is seeking reimbursement from FHN for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and supervisory guidance relating to foreclosure review (collectively, “foreclosure review expenditures”). The foreclosure review expenditures for which the 2008 subservicer has sought reimbursement total $34.9 million. Although the most recent request was made in 2012, additional reimbursement requests may be made. FHN disagrees with the 2008 subservicer’s position and has made no reimbursements. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously. FHN also believes that certain amounts billed to FHN by agencies for penalties and curtailments on claims by MI insurers for actions by the 2008 subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the 2008 subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

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

ACCOUNTING STANDARDS UPDATES ISSUED BUT NOT CURRENTLY EFFECTIVE

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). A reporting entity should evaluate whether the conditions have been met to apply the proportional amortization method to an investment in a qualified affordable housing project through a limited liability entity at the time of initial investment on the basis of facts and circumstances that exist at that time. A reporting entity should reevaluate the conditions upon the occurrence of certain specified events. An investment in a qualified affordable housing project through a limited liability entity should be tested for impairment when there are events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. The provisions of ASU 2014-01 are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, and will be applied retrospectively to all periods presented. Early adoption is permitted. FHN is evaluating the effects of ASU 2014-01 on its portfolio of low income housing investments.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of ASU 2014-09 on its revenue recognition practices.

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 makes two changes to accounting for repurchase agreements. First, it requires secured borrowing accounting for repurchase-to-maturity transactions. Second, it requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 also requires additional disclosures for repurchase transactions that are recognized as secured borrowings, including disaggregation by class of collateral, the remaining contractual tenor of the arrangements and the risks inherent in the agreements. Adoption of ASU 2014-11 will only affect FHN’s disclosures as it does not execute repurchase-to maturity or repurchase financing transactions. These disclosure revisions are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition in determining expense recognition for the award. Thus, compensation cost is recognized over the requisite service period based on the probability of achievement of the performance condition. Expense is adjusted after the requisite service period for changes in the probability of achievement. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 will have no effect on FHN.

NON-GAAP INFORMATION

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 23—Non-GAAP to GAAP Reconciliation

	June 30		December 31
(Dollars in thousands)	2014	2013	2013
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,751,933	$2,712,399	$2,618,976
Less: Noncontrolling interest—FTBNA preferred stock (b)	294,816	294,816	294,816
Less: Preferred stock	95,624	95,624	95,624
Less: Trust preferred (c)	200,000	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,161,493	$2,121,959	$2,028,536

Risk Weighted Assets
(C) Risk weighted assets (a)	$19,400,096	$20,419,117	$18,878,594

Total Assets
(D) Total assets (GAAP)	$24,222,750	$24,852,800	$23,789,833

Ratios
(B)/(C) Tier 1 common to risk weighted assets (Non-GAAP)	11.14%	10.39%	10.75%
(A)/(D) Tier 1 capital to total assets (GAAP)	11.36%	10.91%	11.01%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Defined by and calculated in conformity with bank regulations currently applicable to FHN and FTBNA.
(b)	Represents FTBNA preferred stock included in noncontrolling interest. Included in Total equity on the Consolidated Condensed Statements of Condition.
(c)	Included in Term borrowings on the Consolidated Condensed Statements of Condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 105 of this report and the subsections entitled “Market Risk Management” beginning on page 105 and “Interest Rate Risk Management” beginning on page 107 of this report,

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

Part II.

OTHER INFORMATION

Item 1 Legal Proceedings

The “Contingencies” section of Note 11 to the Consolidated Condensed Financial Statements beginning on page 32 of this Report is incorporated into this Item by reference.

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)    Not Applicable

(c)	The table captioned “Issuer Purchases of Common Stock,” including the explanatory notes, is incorporated herein by reference to Table 9 and explanatory notes included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 94 of this report.

Items 3, 4, and 5

Not applicable

Item 6. Exhibits

(a) Exhibits

Any exhibits marked * represent management contracts or compensatory plans or arrangements required to be identified as such and filed as exhibits.

Any exhibits marked ** are “furnished” pursuant to 18 U.S.C. Section 1350 and are not “filed” as part of this Report or as a separate disclosure document.

Any exhibits marked *** contain or consist of interactive data file information which is unaudited and unreviewed.

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

Exhibit No.	Description

3.1	Bylaws of First Horizon National Corporation, as amended and restated July 22, 2014, incorporated herein by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated July 22, 2014.

4	The Corporation agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of the Corporation and its consolidated subsidiaries.

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 186-188 in the Corporation’s 2013 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 29, 2014 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2013. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2014 and 2013, and December 31, 2013; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2014 and 2013; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: August 7, 2014	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Any exhibits marked * represent management contracts or compensatory plans or arrangements required to be identified as such and filed as exhibits.

Any exhibits marked ** are “furnished” pursuant to 18 U.S.C. Section 1350 and are not “filed” as part of this Report or as a separate disclosure document.

Any exhibits marked *** contain or consist of interactive data file information which is unaudited and unreviewed.

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

Exhibit No.	Description

3.1	Bylaws of First Horizon National Corporation, as amended and restated July 22, 2014, incorporated herein by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated July 22, 2014.

4	The Corporation agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of the Corporation and its consolidated subsidiaries.

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to the Corporation’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 186-188 in the Corporation’s 2013 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 29, 2014 and portions of that Report, including those portions incorporated herein by reference, were filed by the Corporation as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2013. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2014 and 2013, and December 31, 2013; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2014 and 2013; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase