Form 10-Q
period 2014-09-30
FIRST HORIZON NATIONAL CORP
filed 2014-11-06
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-15185

First Horizon National Corporation

(Exact name of registrant as specified in its charter)

TN	62-0803242
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

165 MADISON AVENUE MEMPHIS, TENNESSEE	38103
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2014
Common Stock, $.625 par value	235,248,564

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands, except restricted and per share amounts)(Unaudited)	2014	2013	2013
Assets:
Cash and due from banks (Restricted—$.3 million on September 30, 2014; $1.5 million on September 30, 2013; and $1.2 million on December 31, 2013)	$292,687	$395,631	$349,216
Federal funds sold	55,242	52,830	66,079
Securities purchased under agreements to resell (Note 16)	561,802	576,355	412,614

Total cash and cash equivalents (Restricted—$.3 million on September 30, 2014; $1.5 million on September 30, 2013; and $1.2 million on December 31, 2013)	909,731	1,024,816	827,909

Interest-bearing cash	275,485	184,179	730,297
Trading securities	1,338,022	1,343,134	801,718
Loans held-for-sale (Note 17)	151,915	371,640	370,152
Securities available-for-sale (Note 3)	3,534,671	3,186,943	3,398,457
Securities held-to-maturity (Note 3)	4,286	—	—
Loans, net of unearned income (Restricted—$.1 billion on September 30, 2014; September 30, 2013; and December 31, 2013) (Note 4)	15,812,017	15,408,556	15,389,074
Less: Allowance for loan losses (Restricted—$.8 million on September 30, 2014; $3.2 million on September 30, 2013; and $4.4 million on December 31, 2013) (Note 5)	238,641	255,710	253,809

Total net loans (Restricted—$.1 billion on September 30, 2014; September 30, 2013; and December 31, 2013)	15,573,376	15,152,846	15,135,265

Mortgage servicing rights (Note 6)	2,880	116,686	72,793
Goodwill (Note 7)	141,943	140,479	141,943
Other intangible assets, net (Note 7)	19,044	22,216	21,988
Capital markets receivables	197,507	83,154	45,255
Premises and equipment, net	295,833	308,779	305,244
Real estate acquired by foreclosure	47,996	71,626	71,562
Derivative assets (Note 15)	137,742	215,116	181,866
Other assets (Restricted—$.4 million on September 30, 2014; $1.4 million on September 30, 2013; and $1.9 million on December 31, 2013)	1,356,356	1,637,139	1,685,384

Total assets (Restricted—$.1 billion on September 30, 2014; September 30, 2013; and December 31, 2013)	$23,986,787	$23,858,753	$23,789,833

Liabilities and equity:
Deposits:
Savings	$6,371,156	$6,781,522	$6,732,326
Time deposits	767,699	997,726	951,755
Other interest-bearing deposits	3,955,152	3,494,236	3,859,079
Certificates of deposit $100,000 and more	446,938	575,679	553,957

Interest-bearing	11,540,945	11,849,163	12,097,117
Noninterest-bearing	4,603,826	4,434,746	4,637,839

Total deposits	16,144,771	16,283,909	16,734,956

Federal funds purchased	928,159	1,062,901	1,042,633
Securities sold under agreements to repurchase (Note 16)	479,384	427,232	442,789
Trading liabilities	532,234	585,969	368,348
Other short-term borrowings	790,080	303,686	181,146
Term borrowings (Restricted—$.1 billion on September 30, 2014; September 30, 2013; and December 31, 2013)	1,491,138	1,771,288	1,739,859
Capital markets payables	329,960	53,784	21,173
Derivative liabilities (Note 15)	123,442	165,918	154,280
Other liabilities	545,678	770,773	603,898

Total liabilities (Restricted—$.1 billion on September 30, 2014; September 30, 2013; and December 31, 2013)	21,364,846	21,425,460	21,289,082

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock—Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share—(shares authorized—1,000; shares issued—1,000 on September 30, 2014, September 30, 2013 and December 31, 2013)	95,624	95,624	95,624
Common stock—$.625 par value (shares authorized—400,000,000; shares issued—235,248,564 on September 30, 2014; 236,328,090 on September 30, 2013; and 236,369,554 on December 31, 2013)	147,030	147,705	147,731
Capital surplus	1,390,081	1,413,248	1,416,767
Undivided profits	826,610	657,676	695,207
Accumulated other comprehensive loss, net (Note 9)	(132,835)	(176,391)	(150,009)

Total First Horizon National Corporation Shareholders’ Equity	2,326,510	2,137,862	2,205,320

Noncontrolling interest	295,431	295,431	295,431

Total equity	2,621,941	2,433,293	2,500,751

Total liabilities and equity (Restricted—$.1 billion on September 30, 2014; September 30, 2013; and December 31, 2013)	$23,986,787	$23,858,753	$23,789,833

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands except per share data, unless otherwise noted)(Unaudited)	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$144,675	$149,698	$426,042	$454,297
Interest on investment securities available-for-sale	23,254	20,916	70,038	62,442
Interest on investment securities held-to-maturity	66	—	198	—
Interest on loans held-for-sale	3,263	3,058	9,687	9,729
Interest on trading securities	7,737	8,747	23,529	25,798
Interest on other earning assets	(137)	191	307	734

Total interest income	178,858	182,610	529,801	553,000

Interest expense:
Interest on deposits:
Savings	2,600	3,471	8,475	11,557
Time deposits	1,786	4,013	7,334	12,294
Other interest-bearing deposits	754	817	2,318	2,975
Certificates of deposit $100,000 and more	685	1,658	2,577	4,769
Interest on trading liabilities	3,782	3,632	11,440	10,182
Interest on short-term borrowings	1,265	1,103	3,565	3,565
Interest on term borrowings	8,445	9,078	25,424	27,419

Total interest expense	19,317	23,772	61,133	72,761

Net interest income	159,541	158,838	468,668	480,239
Provision for loan losses	6,000	10,000	21,000	40,000

Net interest income after provision for loan losses	153,541	148,838	447,668	440,239

Noninterest income:
Capital markets	47,589	64,283	152,109	212,711
Mortgage banking	41,559	14,460	69,449	29,422
Deposit transactions and cash management	28,546	29,279	82,913	85,189
Brokerage, management fees and commissions	12,333	10,868	37,452	30,756
Trust services and investment management	6,779	6,649	20,832	19,927
Bankcard income	5,521	5,303	17,960	15,484
Bank-owned life insurance	3,547	3,560	12,891	12,978
Other service charges	3,064	3,707	9,052	10,296
Insurance commissions	593	733	1,641	2,063
Gain on divestiture	—	115	—	115
Debt securities gains/(losses), net	—	(96)	—	(451)
Equity securities gains/(losses), net	(862)	—	2,872	28
All other income and commissions (Note 8)	9,146	11,614	23,275	31,016

Total noninterest income	157,815	150,475	430,446	449,534

Adjusted gross income after provision for loan losses	311,356	299,313	878,114	889,773

Noninterest expense:
Employee compensation, incentives, and benefits (three and nine months ended September 30, 2014, include $.9 million and $2.6 million, respectively, and three and nine months ended September 30, 2013, include $2.7 million and $8.1 million, respectively, of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	120,742	132,213	359,630	401,897
Occupancy	12,405	13,147	41,941	37,754
Computer software	10,614	10,446	32,357	30,130
Legal and professional fees	10,463	12,704	31,653	37,940
Operations services	9,044	9,199	26,830	26,111
Equipment rentals, depreciation, and maintenance	7,150	7,890	22,441	23,307
Contract employment and outsourcing	5,199	9,241	14,842	26,861
Advertising and public relations	4,386	5,486	14,606	13,554
Communications and courier	3,628	4,517	11,800	13,485
FDIC premium expense	3,456	4,631	8,583	15,679
Amortization of intangible assets	982	928	2,945	2,784
Foreclosed real estate	788	523	2,011	3,249
Repurchase and foreclosure provision	(4,300)	200,000	(4,300)	200,000
All other expense (Note 8)	61,629	22,631	66,393	68,753

Total noninterest expense	246,186	433,556	631,732	901,504

Income/(loss) before income taxes	65,170	(134,243)	246,382	(11,731)
Provision/(benefit) for income taxes (three and nine months ended September 30, 2014, include $.3 million and $1.0 million, respectively, and three and nine months ended September 30, 2013, include $1.0 million and $3.1 million, respectively, of income tax benefit reclassified from accumulated other comprehensive income)	15,421	(31,094)	66,223	1,644

Income/(loss) from continuing operations	49,749	(103,149)	180,159	(13,375)
Income/(loss) from discontinued operations, net of tax (a)	—	123	—	554

Net income/(loss)	$49,749	$(103,026)	$180,159	$(12,821)

Net income attributable to noncontrolling interest	2,875	2,875	8,547	8,531

Net income/(loss) attributable to controlling interest	$46,874	$(105,901)	$171,612	$(21,352)

Preferred stock dividends	1,550	1,550	4,650	4,288

Net income/(loss) available to common shareholders	$45,324	$(107,451)	$166,962	$(25,640)

Basic earnings/(loss) per share from continuing operations (Note 10)	$0.19	$(0.45)	$0.71	$(0.11)

Diluted earnings/(loss) per share from continuing operations (Note 10)	$0.19	$(0.45)	$0.70	$(0.11)

Basic earnings/(loss) per share (Note 10)	$0.19	$(0.45)	$0.71	$(0.11)

Diluted earnings/(loss) per share (Note 10)	$0.19	$(0.45)	$0.70	$(0.11)

Weighted average common shares (Note 10)	235,329	236,895	235,437	238,990

Diluted average common shares (Note 10)	236,862	236,895	237,169	238,990

See accompanying notes to consolidated condensed financial statements.

Certain previously reported amounts have reclassified to agree with current presentation.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Income/(loss) from discontinued operations, net of tax have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2014	2013	2014	2013
Net income/(loss)	$49,749	$(103,026)	$180,159	$(12,821)
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available-for-sale	(11,288)	1,714	15,549	(44,097)
Recognized pension and other employee benefit plans net periodic benefit costs	564	10,560	1,625	14,049

Other comprehensive income/(loss)	(10,724)	12,274	17,174	(30,048)

Comprehensive income/(loss)	39,025	(90,752)	197,333	(42,869)

Comprehensive income attributable to noncontrolling interest	2,875	2,875	8,547	8,531

Comprehensive income/(loss) attributable to controlling interest	$36,150	$(93,627)	$188,786	$(51,400)

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2014			2013
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,205,320	$295,431	$2,500,751	$2,214,041	$295,165	$2,509,206
Net income/(loss)	171,612	8,547	180,159	(21,352)	8,531	(12,821)
Other comprehensive income/(loss) (a)	17,174	—	17,174	(30,048)	—	(30,048)

Comprehensive income/(loss)	188,786	8,547	197,333	(51,400)	8,531	(42,869)

Preferred stock issuance (1,000 shares issued at $100,000 per share net of offering costs)	—	—	—	95,624	—	95,624
Cash dividends declared:
Preferred stock ($4,650 per share and $4,288 per share for the nine months ended September 30, 2014 and 2013, respectively)	(4,650)	—	(4,650)	(4,288)	—	(4,288)
Common stock ($.15 per share)	(35,560)	—	(35,560)	(36,345)	—	(36,345)
Common stock repurchased (b)	(28,903)	—	(28,903)	(91,395)	—	(91,395)
Common stock issued for:
Stock options and restricted stock—equity awards	935	—	935	608	—	608
Stock-based compensation expense	8,355	—	8,355	12,452	—	12,452
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(8,547)	(8,547)	—	(8,531)	(8,531)
Tax benefit reversals—stock-based compensation plans	(7,773)	—	(7,773)	(1,509)	—	(1,509)
Real estate investment trust (“REIT”) preferred stock issuance	—	—	—	—	92	92
Acquired noncontrolling interest-REIT	—	—	—	—	174	174
Other changes in equity	—	—	—	74	—	74

Balance, September 30	$2,326,510	$295,431	$2,621,941	$2,137,862	$295,431	$2,433,293

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2014 includes $24.0 million repurchased under the share repurchase program launched in January 2014. 2013 includes $87.6 million repurchased under the share repurchase program launched in 2011.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2014	2013
Operating Activities
Net income/(loss)	$180,159	$(12,821)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	21,000	40,000
Provision/(benefit) for deferred income taxes	1,557	(26,779)
Depreciation and amortization of premises and equipment	26,791	26,507
Amortization of intangible assets	2,945	2,784
Net other amortization and accretion	12,586	26,387
Net (increase)/decrease in derivatives	2,887	(7,858)
Fair value adjustment on mortgage servicing rights	(1,265)	(20,267)
Repurchase and foreclosure provision	(4,300)	200,000
Fair value adjustment to foreclosed real estate	2,098	3,278
Litigation and regulatory matters	(2,720)	6,299
(Gains)/losses on divestitures	—	(638)
Stock-based compensation expense	8,355	12,452
Tax benefit reversals stock-based compensation plans	7,773	1,509
Equity securities (gains)/losses, net	(2,872)	(28)
Debt securities (gains)/losses, net	—	451
(Gains)/losses on extinguishment of debt	4,350	—
Loss on deconsolidation of debt	1,960	—
Net (gains)/losses on sale/disposal of fixed assets	3,256	1,050
Proceeds from sale of mortgage servicing rights	70,071	—
Net (increase)/decrease in:
Trading securities	(535,921)	(84,502)
Loans held-for-sale	218,237	30,297
Capital markets receivables	(152,252)	34,618
Interest receivable	(2,547)	890
Other assets	319,017	87,022
Net increase/(decrease) in:
Capital markets payables	308,787	(56,545)
Interest payable	7,171	5,810
Other liabilities	(75,434)	(177,245)
Trading liabilities	163,886	21,540

Total adjustments	405,416	127,032

Net cash provided/(used) by operating activities	585,575	114,211

Investing Activities
Available-for-sale securities:
Sales	7,829	63,787
Maturities	497,144	783,033
Purchases	(620,329)	(977,723)
Premises and equipment:
Sales	1,283	—
Purchases	(21,919)	(18,949)
Net (increase)/decrease in:
Loans	(449,223)	1,461,678
Interests retained from securitizations classified as trading securities	1,176	4,088
Interest-bearing cash	454,812	196,178
Cash receipts related to divestitures	—	1,638
Cash received for acquisition	—	50,934

Net cash provided/(used) by investing activities	(129,227)	1,564,664

Financing Activities
Common stock:
Stock options exercised	944	608
Cash dividends paid	(35,659)	(26,467)
Repurchase of shares (a)	(28,903)	(91,395)
Tax benefit reversals stock-based compensation plans	(7,773)	(1,509)
Preferred stock issuance	—	95,624
Cash dividends paid—preferred stock—noncontrolling interest	(8,531)	(8,531)
Cash dividends paid—Series A preferred stock	(4,650)	(2,738)
Term borrowings:
Payments/maturities	(231,913)	(411,027)
Increases in restricted and secured term borrowings	2,089	4,411
Net increase/(decrease) in:
Deposits	(591,185)	(707,898)
Short-term borrowings	531,055	(611,399)

Net cash provided/(used) by financing activities	(374,526)	(1,760,321)

Net increase/(decrease) in cash and cash equivalents	81,822	(81,446)

Cash and cash equivalents at beginning of period	827,909	1,106,262

Cash and cash equivalents at end of period	$909,731	$1,024,816

Supplemental Disclosures
Total interest paid	$52,785	$65,750
Total taxes paid	54,540	5,044
Total taxes refunded	1,966	26,035
Transfer from loans to other real estate owned	17,010	14,481

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	2014 includes $24.0 million repurchased under the share repurchase program launched in January 2014. 2013 includes $87.6 million repurchased under the share repurchase program launched in 2011.

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

Summary of Accounting Changes. Effective January 2014, FHN adopted provisions of FASB ASU 2013-11“Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Generally, ASU 2013-11 requires that an unrecognized tax benefit should reduce a deferred tax asset (“DTA”) that has been established for a net operating loss (“NOL”), a tax credit carryforward, or other similar tax losses. However, if a filer does not have such carryforwards or similar tax losses at the reporting date, the uncertain tax position should be recorded as a liability. If a filer does have a DTA, but is not required by tax law of the applicable jurisdiction to use the DTA to settle additional taxes from the disallowance of a tax position and that is the filer’s intent, the uncertain tax position should be recognized as a liability in that situation as well and not netted with the DTA. The assessment of whether a DTA is available is based on the unrecognized tax benefit and DTA that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The adoption of provisions of ASU 2013-11, did not have a material effect on FHN’s statement of condition, results of operations, or cash flows.

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

In August 2014, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loan upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if 1) the loan has a government guarantee that it not separable from the loan before foreclosure, 2) at the time of foreclosure the creditor has the intent to convey the real estate to the guarantor and make a recoverable claim on the guarantee and 3) at the time of foreclosure any amount of the claim that is based on the fair value of the real estate is fixed. For qualifying foreclosures, the amount of the receivable recognized should be measured based on the amount of the loan balance expected to be recovered from the guarantor. ASU 2014-14 is effective for annual and interim periods beginning after December 15, 2014 and may be adopted through either a prospective only approach or through a reclassification from other real estate owned to other receivable on the effective date. FHN currently classifies foreclosed properties with government guarantees within other real estate owned and is evaluating the transition alternatives.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such events or conditions exist, additional disclosures are required and management should evaluate whether its plans sufficiently alleviate the substantial doubt. ASU 2014-15 is effective for the annual period ending after December 15, 2015 and all interim and annual periods thereafter. The provisions of ASU 2014-15 are not anticipated to affect FHN.

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

On May 27, 2014, FTBNA entered into an agreement to purchase thirteen bank branches. The purchase of the branches closed on October 17, 2014. The branches are in communities in Middle and East Tennessee including Waverly, Columbia, Lawrenceburg, Lewisburg, Sparta, Rockwood, Greeneville, Kingston, Bristol, Johnson City, and Kingsport. FTBNA paid a deposit premium of 3.32 percent based on deposit balances near the time the transaction closed; those balances approximated $440 million. FTBNA acquired an immaterial amount of loans as part of the transaction.

On October 21, 2014, FHN entered into an agreement with TrustAtlantic Financial Corporation (“TrustAtlantic Financial”) by which TrustAtlantic Financial will merge into a subsidiary of FHN. TrustAtlantic Financial owns all the capital stock of TrustAtlantic Bank. Trust Atlantic Financial and TrustAtlantic Bank are headquartered in Raleigh, North Carolina. TrustAtlantic Bank has five branches located in North Carolina in the communities of Raleigh, Cary and Greenville. At September 30, 2014, TrustAtlantic Financial reported on a consolidated basis approximately $453 million of total assets and approximately $395 million of total deposits. The aggregate transaction value is estimated to be approximately $80 million, based on FHN’s common stock value at the time the agreement was signed. The transaction is expected to close in the first half of 2015, subject to the approval of the shareholders of TrustAtlantic Financial as well as regulatory approvals and other customary conditions to closing.

FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on September 30, 2014 and 2013:

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale (“AFS”):
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	685,426	33,820	(2,381)	716,865
Government agency issued collateralized mortgage obligations (“CMO”)	2,648,047	15,637	(39,999)	2,623,685
Other U.S. government agencies	1,859	70	—	1,929
States and municipalities	10,205	—	—	10,205
Equity and other (a)	182,119	—	(232)	181,887

Total securities available-for-sale (b)	$3,527,756	$49,527	$(42,612)	$3,534,671

Securities held-to-maturity (“HTM”):
States and municipalities	$4,286	$1,094	$—	$5,380

Total securities held-to-maturity	$4,286	$1,094	$—	$5,380

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million. The remainder is money market and cost method investments.
(b)	Includes $3.2 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$39,993	$3	$—	$39,996
Government agency issued MBS	838,077	40,944	(3,570)	875,451
Government agency issued CMO	2,043,803	17,420	(36,102)	2,025,121
Other U.S. government agencies	2,381	147	—	2,528
States and municipalities	15,155	—	—	15,155
Equity and other (a)	228,709	—	(17)	228,692

Total securities available-for-sale (b)	$3,168,118	$58,514	$(39,689)	$3,186,943

(a)	Includes restricted investments in FHLB-Cincinnati stock of $128.0 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $2.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on September 30, 2014, are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$—	$—
After 1 year; within 5 years	—	—	3,459	3,529
After 5 years; within 10 years	—	—	—	—
After 10 years	4,286	5,380	8,705	8,705

Subtotal	4,286	5,380	12,164	12,234

Government agency issued MBS and CMO	—	—	3,333,473	3,340,550
Equity and other	—	—	182,119	181,887

Total	$4,286	$5,380	$3,527,756	$3,534,671

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 3 – Investment Securities (Continued)

The table below provides information on gross gains and gross losses from investment securities for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Gross gains on sales of securities	$133	$728	$5,867	$770
Gross losses on sales of securities	—	(824)	—	(1,193)

Net gain/(loss) on sales of securities (a)	133	(96)	5,867	(423)

Venture capital investments (b)	(995)	—	(2,995)	—

Total securities gain/(loss), net	$(862)	$(96)	$2,872	$(423)

(a)	Proceeds from sales for the three months ended September 30, 2014 were $3.3 million. Proceeds for the nine months ended September 30, 2014 were $9.2 million, inclusive of $1.4 million of equity securities. Proceeds from the three and nine months ended September 30, 2013, were $44.9 million and $63.8 million, respectively.
(b)	Includes losses on sales, write-offs and /or unrealized fair value adjustments related to venture capital investments.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2014 and 2013:

	As of September 30, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$724,834	$(5,113)	$949,556	$(34,886)	$1,674,390	$(39,999)
Government agency issued MBS	32,621	(244)	103,858	(2,137)	136,479	(2,381)

Total debt securities	757,455	(5,357)	1,053,414	(37,023)	1,810,869	(42,380)

Equity	849	(198)	10	(34)	859	(232)

Total temporarily impaired securities	$758,304	$(5,555)	$1,053,424	$(37,057)	$1,811,728	$(42,612)

	As of September 30, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$1,241,836	$(36,025)	$12,018	$(77)	$1,253,854	$(36,102)
Government agency issued MBS	154,299	(3,570)	—	—	154,299	(3,570)

Total Debt Securities	1,396,135	(39,595)	12,018	(77)	1,408,153	(39,672)

Equity	43	(17)	—	—	43	(17)

Total temporarily impaired securities	$1,396,178	$(39,612)	$12,018	$(77)	$1,408,196	$(39,689)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of September 30, 2014 and 2013, and December 31, 2013:

	September 30		December 31
(Dollars in thousands)	2014	2013	2013
Commercial:
Commercial, financial, and industrial	$8,477,329	$7,746,942	$7,923,576
Commercial real estate	1,278,394	1,173,711	1,133,279
Retail:
Consumer real estate (a)	5,130,988	5,458,047	5,333,371
Permanent mortgage (b)	572,789	697,694	662,242
Credit card & other	352,517	332,162	336,606

Loans, net of unearned income	$15,812,017	$15,408,556	$15,389,074
Allowance for loan losses	238,641	255,710	253,809

Total net loans	$15,573,376	$15,152,846	$15,135,265

(a)	Balances as of September 30, 2014 and 2013, and December 31, 2013 include $81.1 million, $349.3 million, and $333.8 million of restricted and secured real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.
(b)	Balances as of September 30, 2013, and December 31, 2013 include $11.7 million and $11.2 million of restricted and secured real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.

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

Concentrations

FHN has a concentration of residential real estate loans (36 percent of total loans), the majority of which is in the consumer real estate portfolio (32 percent of total loans). Loans to finance and insurance companies total $1.9 billion (22 percent of the C&I portfolio, or 12 percent of the total loans). FHN had loans to mortgage companies totaling $1.0 billion (11 percent of the C&I portfolio, or 6 percent of total loans) as of September 30, 2014. As a result, 33 percent of the C&I category was sensitive to impacts on the financial services industry.

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

Note 4 – Loans (Continued)

PCI loans were initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flow includes all contractually expected amounts and incorporates an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. To the extent possible, certain PCI loans were aggregated into pools with composite interest rate and cash flows expected to be collected for the pool. Aggregation into loan pools is based on common risk characteristics that include similar credit risk or risk ratings, and one or more predominant risk characteristics. Generally, FHN pooled loans with smaller balances and common internal loan grades and portfolio types. Subsequent to the initial accounting at acquisition, each PCI pool is accounted for as a single unit.

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

The following table presents a rollforward of the accretable yield for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$16,509	$6,432	$13,490	$—
Additions	—	—	335	6,650
Accretion	(1,829)	(821)	(5,413)	(1,039)
Adjustment for payoffs	(828)	(40)	(1,550)	(40)
Adjustment for charge-offs	(10)	—	(79)	—
Increase in accretable yield (a)	2,231	—	9,290	—

Balance, end of period	$16,073	$5,571	$16,073	$5,571

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

At September 30, 2014, the ALLL related to PCI loans was $2.8 million and loan loss provision recognized during the three and nine months ended September 30, 2014 was $.4 million and $2.1 million, respectively. The following table reflects the outstanding principal balance and carrying amounts of the PCI loans as of September 30, 2014, and 2013, and December 31, 2013:

	September 30, 2014		September 30, 2013		December 31, 2013
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial (a)	$5,028	$6,155	$7,712	$9,509	$7,077	$9,169
Commercial real estate (a)	31,660	42,890	39,645	55,789	38,042	53,648
Consumer real estate (a)	585	875	888	1,300	878	1,291
Credit card and other (a)	11	16	15	22	12	21

Total	$37,284	$49,936	$48,260	$66,620	$46,009	$64,129

(a)	September 30, 2013 balances by portfolio have been re-presented to agree with current presentation.

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at September 30, 2014 and 2013, by class related to individually impaired loans and consumer TDR’s. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and LOCOM have been excluded.

	September 30, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$15,594	$17,185	$—	$15,542	$—	$16,910	$—
TRUPS	—	—	—	—	—	1,083	—
Income CRE	6,819	14,379	—	6,829	—	7,670	—
Residential CRE	1,148	1,827	—	1,148	—	574	—

Total	$23,561	$33,391	$—	$23,519	$—	$26,237	$—

Retail:
HELOC (a)	$14,036	$34,693	$—	$15,713	$—	$16,324	$—
R/E installment loans (a)	5,640	7,221	—	6,552	—	8,729	—
Permanent mortgage (a)	7,616	10,023	—	7,739	—	7,918	—

Total	$27,292	$51,937	$—	$30,004	$—	$32,971	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$18,393	$22,579	$2,229	$25,394	$79	$25,895	$236
TRUPS	13,490	13,700	3,810	8,505	—	13,540	—
Income CRE	8,735	10,107	481	8,789	62	10,406	226
Residential CRE	5,663	11,111	623	5,846	59	6,233	183

Total	$46,281	$57,497	$7,143	$48,534	$200	$56,074	$645

Retail:
HELOC	$81,422	$82,813	$17,061	$79,352	$448	$75,476	$1,339
R/E installment loans	73,434	74,690	24,431	74,091	306	73,783	872
Permanent mortgage	110,921	124,429	17,329	111,263	709	112,518	2,138
Credit card & other	548	548	255	536	5	614	21

Total	$266,325	$282,480	$59,076	$265,242	$1,468	$262,391	$4,370

Total commercial	$69,842	$90,888	$7,143	$72,053	$200	$82,311	$645

Total retail	$293,617	$334,417	$59,076	$295,246	$1,468	$295,362	$4,370

Total impaired loans	$363,459	$425,305	$66,219	$367,299	$1,668	$377,673	$5,015

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	September 30, 2013			Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$34,193	$43,677	$—	$40,812	$—	$51,845	$108
TRUPS	6,500	6,500	—	6,500	—	10,583	—
Income CRE	12,939	24,219	—	17,959	—	24,828	168
Residential CRE	—	182	—	5,483	—	10,860	122

Total	$53,632	$74,578	$—	$70,754	$—	$98,116	$398

Retail:
HELOC (a)	$18,323	$40,867	$—	$19,016	$—	$20,032	$—
R/E installment loans (a)	11,632	15,102	—	11,913	—	12,166	—
Permanent mortgage (a)	11,120	14,531	—	11,127	—	10,690	—

Total	$41,075	$70,500	$—	$42,056	$—	$42,888	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$31,672	$38,075	$2,447	$27,944	$71	$16,319	$108
TRUPS	33,610	33,610	13,255	38,655	—	39,185	—
Income CRE	10,274	11,330	765	7,552	70	3,859	96
Residential CRE	7,053	12,383	816	4,567	68	1,869	84

Total	$82,609	$95,398	$17,283	$78,718	$209	$61,232	$288

Retail:
HELOC	$68,903	$71,708	$15,702	$68,287	$483	$65,005	$1,373
R/E installment loans	71,543	72,686	22,724	75,084	336	72,571	1,025
Permanent mortgage	117,004	129,702	18,646	114,501	776	111,880	2,164
Credit card & other	648	648	212	682	7	732	23

Total	$258,098	$274,744	$57,284	$258,554	$1,602	$250,188	$4,585

Total commercial	$136,241	$169,976	$17,283	$149,472	$209	$159,348	$686

Total retail	$299,173	$345,244	$57,284	$300,610	$1,602	$293,076	$4,585

Total impaired loans	$435,414	$515,220	$74,567	$450,082	$1,811	$452,424	$5,271

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of September 30, 2014 and 2013.

	September 30, 2014
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$441,590	$—	$—	$221	$63	$441,874	5%	$—
2	355,805	—	—	2,854	244	358,903	4	338
3	412,110	46,838	—	28,750	93	487,791	5	264
4	446,092	148,852	—	28,815	296	624,055	6	671
5	947,041	177,435	—	239,166	4,717	1,368,359	14	2,741
6	1,090,900	275,710	—	184,961	5,579	1,557,150	16	1,790
7	1,178,283	193,667	—	262,318	6,405	1,640,673	17	2,777
8	747,305	88,114	—	183,145	4,195	1,022,759	10	2,339
9	540,472	18,251	—	107,636	2,619	668,978	7	4,559
10	291,984	8,774	—	39,306	1,216	341,280	3	4,001
11	314,927	—	—	33,214	2,825	350,966	4	7,538
12	106,550	—	—	29,250	928	136,728	1	1,383
13	115,198	—	325,882	8,085	1,938	451,103	5	6,716
14,15,16	153,611	—	—	37,882	4,915	196,408	2	40,279

Collectively evaluated for impairment	7,141,868	957,641	325,882	1,185,603	36,033	9,647,027	99	75,396
Individually evaluated for impairment	33,987	—	12,875	15,554	6,811	69,227	1	7,143
Purchased credit-impaired loans	5,076	—	—	32,588	1,805	39,469	—	2,781

Total commercial loans	$7,180,931	$957,641	$338,757	$1,233,745	$44,649	$9,755,723	100%	$85,320

Note 4 – Loans (Continued)

	September 30, 2013
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$228,555	$—	$—	$—	$—	$228,555	3%	$81
2	179,955	—	—	—	—	179,955	2	79
3	194,880	—	—	2,687	—	197,567	2	224
4	311,097	—	—	—	—	311,097	4	517
5	790,748	—	—	11,823	216	802,787	9	1,363
6	938,609	40,200	—	44,311	286	1,023,406	12	1,973
7	1,125,031	202,128	—	228,814	9,978	1,565,951	17	3,377
8	881,668	308,282	—	202,417	5,058	1,397,425	16	4,895
9	615,180	152,275	—	203,308	1,499	972,262	11	7,981
10	451,318	29,008	—	139,026	1,066	620,418	7	8,640
11	399,082	473	—	69,945	277	469,777	5	10,338
12	124,916	—	—	57,534	1,224	183,674	2	2,425
13	159,675	—	332,707	33,439	1,324	527,145	6	8,596
14,15,16	172,346	335	3,335	73,737	10,033	259,786	3	34,601

Collectively evaluated for impairment	6,573,060	732,701	336,042	1,067,041	30,961	8,739,805	99	85,090
Individually evaluated for impairment	65,865	—	36,864	23,213	7,053	132,995	1	17,283

Total commercial loans (b)	$6,638,925	$732,701	$372,906	$1,090,254	$38,014	$8,872,800	100%	$102,373

(a)	Balances as of September 30, 2014 and 2013, presented net of $26.2 million and $29.4 million, respectively, in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.
(b)	September 30, 2013 table excludes PCI loans.

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

Note 4 – Loans (Continued)

The following tables reflect period end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of September 30, 2014 and 2013:

HELOC	September 30, 2014			September 30, 2013
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$61,659	708	703	$88,416	711	702
2003	111,031	722	709	163,576	728	714
2004	312,590	724	711	421,542	727	717
2005	476,226	732	722	548,756	733	720
2006	351,818	740	727	400,023	741	725
2007	369,635	744	729	421,964	744	728
2008	200,908	753	748	233,642	754	747
2009	105,576	752	743	121,555	750	744
2010	100,727	754	749	120,022	753	750
2011	100,842	759	753	119,553	758	754
2012	121,149	759	757	145,507	759	759
2013	158,256	759	760	111,976	762	761
2014	87,878	761	761	—	—	—

Total	$2,558,295	741	732	$2,896,532	741	730

R/E Installment Loans	September 30, 2014			September 30, 2013
(Dollars in thousands)	Period End	Average Origination	Average Refreshed	Period End	Average Origination	Average Refreshed
Origination Vintage	Balance	FICO	FICO	Balance	FICO	FICO
pre-2003	$16,278	680	684	$26,603	682	684
2003	55,361	715	724	81,915	716	725
2004	44,484	700	697	58,244	701	699
2005	132,276	715	713	170,742	717	711
2006	143,601	714	701	183,847	716	701
2007	211,780	723	709	264,851	725	709
2008	67,730	721	715	91,883	723	720
2009	31,524	739	728	39,549	742	736
2010	107,417	748	755	131,004	747	754
2011	296,440	760	759	347,315	761	761
2012	628,622	764	765	707,972	764	764
2013	486,553	756	757	457,590	758	754
2014	350,627	755	754	—	—	—

Total	$2,572,693	748	746	$2,561,515	746	742

Permanent Mortgage	September 30, 2014			September 30, 2013
(Dollars in thousands)	Period End	Average Origination	Average Refreshed	Period End	Average Origination	Average Refreshed
Origination Vintage	Balance	FICO	FICO	Balance	FICO	FICO
pre-2004	$161,037	724	723	$205,111	725	725
2004	18,190	713	713	24,595	712	693
2005	35,503	737	733	41,643	738	712
2006	65,722	731	734	81,932	731	711
2007	201,640	734	735	236,819	733	710
2008	90,697	742	736	107,594	741	714

Total	$572,789	730	731	$697,694	731	713

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans

For all portfolio segments and classes other than PCI loans, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments, but there are atypical loan structures or other borrower-specific issues. PCI loans are classified in the table below as accruing because of the accretion of interest. FHN has a meaningful portion of loans that are classified as nonaccrual even though loan payments are being received; these include residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy, and also current second lien loans behind first lien loans with performance issues. The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer real estate loan on nonaccrual status if it is 30 or more days delinquent at the time of modification and is determined to be a TDR, except for residential real estate secured loans discharged in bankruptcy (“discharged bankruptcies”) that are placed on nonaccrual regardless of delinquency status. Current stand-alone second liens are placed on nonaccrual status if they are junior to first liens that are 90 days or more past due or the first lien has been modified into a TDR.

The following table reflects accruing and non-accruing loans by class on September 30, 2014:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$7,140,246	$5,515	$1,717	$7,147,478	$5,603	$1,469	$21,305	$28,377	$7,175,855
Loans to mortgage companies	956,861	650	—	957,511	—	—	130	130	957,641
TRUPS (a)	325,882	—	—	325,882	12,875	—	—	12,875	338,757
Purchased credit-impaired loans	4,710	366	—	5,076	—	—	—	—	5,076

Total commercial (C&I)	8,427,699	6,531	1,717	8,435,947	18,478	1,469	21,435	41,382	8,477,329

Commercial real estate:
Income CRE	1,186,595	2,781	—	1,189,376	217	1,068	10,496	11,781	1,201,157
Residential CRE	40,249	189	—	40,438	1,254	—	1,152	2,406	42,844
Purchased credit-impaired loans	33,185	669	539	34,393	—	—	—	—	34,393

Total commercial real estate	1,260,029	3,639	539	1,264,207	1,471	1,068	11,648	14,187	1,278,394

Consumer real estate:
HELOC	2,437,982	23,816	11,645	2,473,443	68,785	5,784	10,283	84,852	2,558,295
R/E installment loans	2,515,705	12,721	4,965	2,533,391	29,306	2,585	6,768	38,659	2,572,050
Purchased credit-impaired loans	643	—	—	643	—	—	—	—	643

Total consumer real estate	4,954,330	36,537	16,610	5,007,477	98,091	8,369	17,051	123,511	5,130,988

Permanent mortgage	523,150	7,635	8,030	538,815	15,215	4,063	14,696	33,974	572,789

Credit card & other
Credit card	184,650	1,900	1,822	188,372	—	—	—	—	188,372
Other	162,088	1,190	164	163,442	—	—	692	692	164,134
Purchased credit-impaired loans	11	—	—	11	—	—	—	—	11

Total credit card & other	346,749	3,090	1,986	351,825	—	—	692	692	352,517

Total loans, net of unearned	$15,511,957	$57,432	$28,882	$15,598,271	$133,255	$14,969	$65,522	$213,746	$15,812,017

(a)	Total TRUPS includes LOCOM valuation allowance of $26.2 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on September 30, 2013:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,560,688	$7,314	$95	$6,568,097	$33,582	$3,610	$28,334	$65,526	$6,633,623
Loans to mortgage companies	731,684	682	—	732,366	—	—	335	335	732,701
TRUPS (a)	336,042	—	—	336,042	—	—	36,864	36,864	372,906
Purchased credit-impaired loans	7,092	468	152	7,712	—	—	—	—	7,712

Total commercial (C&I)	7,635,506	8,464	247	7,644,217	33,582	3,610	65,533	102,725	7,746,942

Commercial real estate:
Income CRE	1,071,839	5,438	435	1,077,712	6,791	—	13,802	20,593	1,098,305
Residential CRE	31,189	177	—	31,366	285	—	4,110	4,395	35,761
Purchased credit-impaired loans	38,595	637	413	39,645	—	—	—	—	39,645

Total commercial real estate	1,141,623	6,252	848	1,148,723	7,076	—	17,912	24,988	1,173,711

Consumer real estate:
HELOC	2,778,336	24,072	12,641	2,815,049	61,733	5,521	14,229	81,483	2,896,532
R/E installment loans	2,499,522	14,156	6,475	2,520,153	29,549	3,048	7,877	40,474	2,560,627
Purchased credit-impaired loans	888	—	—	888	—	—	—	—	888

Total consumer real estate	5,278,746	38,228	19,116	5,336,090	91,282	8,569	22,106	121,957	5,458,047

Permanent mortgage	643,385	5,097	12,239	660,721	13,518	1,321	22,134	36,973	697,694

Credit card & other
Credit card	186,749	1,480	1,258	189,487	—	—	—	—	189,487
Other	140,320	803	138	141,261	1,399	—	—	1,399	142,660
Purchased credit-impaired loans	15	—	—	15	—	—	—	—	15

Total credit card & other	327,084	2,283	1,396	330,763	1,399	—	—	1,399	332,162

Total loans, net of unearned	$15,026,344	$60,324	$33,846	$15,120,514	$146,857	$13,500	$127,685	$288,042	$15,408,556

(a)	Total TRUPS includes LOCOM valuation allowance of $29.4 million.

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

Note 4 – Loans (Continued)

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

On September 30, 2014 and 2013, FHN had $346.0 million and $369.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $60.9 million and $61.3 million, or 18 percent as of September 30, 2014, and 17 percent as of September 30, 2013. Additionally, $83.1 million and $133.9 million of loans held-for-sale as of September 30, 2014 and 2013, respectively were classified as TDRs.

The following table reflects portfolio loans that were classified as TDRs during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	2	$1,031	$970	4	$1,767	$1,492

Total commercial (C&I)	2	1,031	970	4	1,767	1,492

Commercial real estate:
Income CRE	—	—	—	2	421	421
Residential CRE	—	—	—	1	976	960

Total commercial real estate	—	—	—	3	1,397	1,381

Consumer real estate:
HELOC	89	6,930	6,883	253	20,999	21,208
R/E installment loans	21	1,269	1,255	138	9,544	9,450

Total consumer real estate	110	8,199	8,138	391	30,543	30,658

Permanent mortgage	6	1,639	1,672	30	8,314	7,839
Credit card & other	16	107	103	50	254	245

Total troubled debt restructurings	134	$10,976	$10,883	478	$42,275	$41,615

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	2	$1,161	$1,134	10	$17,350	$17,313

Total commercial (C&I)	2	1,161	1,134	10	17,350	17,313

Commercial real estate:
Income CRE	—	—	—	1	288	288
Residential CRE	—	—	—	—	—	—

Total commercial real estate	—	—	—	1	288	288

Consumer real estate:
HELOC	72	5,212	5,194	279	21,729	21,479
R/E installment loans	70	4,589	4,541	346	24,264	24,100

Total consumer real estate	142	9,801	9,735	625	45,993	45,579

Permanent mortgage	15	3,864	4,074	41	16,907	17,311
Credit card & other	13	44	39	41	198	187

Total troubled debt restructurings	172	$14,870	$14,982	718	$80,736	$80,678

Note 4 – Loans (Continued)

The following table presents TDRs which re-defaulted during the three and nine months ended September 30, 2014 and 2013, and as to which the modification occurred 12 months or less prior to the re-default. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN generally defines payment default as 30 or more plus days past due.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	2	$59	4	$512

Total commercial (C&I)	2	59	4	512

Commercial real estate:
Income CRE	1	2,570	3	2,959
Residential CRE	—	—	—	—

Total commercial real estate	1	2,570	3	2,959

Consumer real estate:
HELOC	2	212	6	374
R/E installment loans	1	132	8	500

Total consumer real estate	3	344	14	874

Permanent mortgage	1	347	3	1,128
Credit card & other	—	—	2	4

Total troubled debt restructurings	7	$3,320	26	$5,477

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	6	$1,870	8	$5,977

Total commercial (C&I)	6	1,870	8	5,977

Commercial real estate:
Income CRE	3	750	4	1,548
Residential CRE	—	—	1	33

Total commercial real estate	3	750	5	1,581

Consumer real estate:
HELOC	1	35	10	512
R/E installment loans	3	229	6	350

Total consumer real estate	4	264	16	862

Permanent mortgage	4	2,071	14	6,507
Credit card & other	8	34	15	61

Total troubled debt restructurings	25	$4,989	58	$14,988

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

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of July 1, 2013	$93,502	$13,931	$120,848	$27,103	$6,550	$261,934
Charge-offs	(4,869)	(515)	(16,412)	(1,366)	(2,884)	(26,046)
Recoveries	3,242	587	4,398	841	754	9,822
Provision	(495)	(3,010)	11,992	(1,022)	2,535	10,000

Balance as of September 30, 2013	91,380	10,993	120,826	25,556	6,955	255,710

Balance as of January 1, 2013	$96,191	$19,997	$128,949	$24,928	$6,898	$276,963
Charge-offs	(16,201)	(2,612)	(58,792)	(6,577)	(8,236)	(92,418)
Recoveries	9,839	2,703	14,932	1,609	2,082	31,165
Provision	1,551	(9,095)	35,737	5,596	6,211	40,000

Balance as of September 30, 2013	91,380	10,993	120,826	25,556	6,955	255,710

Allowance—individually evaluated for impairment	15,702	1,581	38,426	18,646	212	74,567
Allowance—collectively evaluated for impairment	75,678	9,412	82,400	6,910	6,743	181,143
Loans, net of unearned as of September 30, 2013:
Individually evaluated for impairment	102,729	30,266	170,401	128,124	648	432,168
Collectively evaluated for impairment	7,636,501	1,103,800	5,286,758	569,570	331,499	14,928,128
Purchased credit-impaired loans (a)	7,712	39,645	888	—	15	48,260

Total loans, net of unearned	$7,746,942	$1,173,711	$5,458,047	$697,694	$332,162	$15,408,556

Balance as of July 1, 2014	$68,591	$15,821	$118,037	$23,727	$17,452	$243,628
Charge-offs	(3,741)	(1,789)	(13,465)	(1,047)	(3,642)	(23,684)
Recoveries	5,219	312	5,669	686	811	12,697
Provision	(199)	1,106	8,154	(3,145)	84	6,000

Balance as of September 30, 2014	69,870	15,450	118,395	20,221	14,705	238,641

Balance as of January 1, 2014	$86,446	$10,603	$126,785	$22,491	$7,484	$253,809
Charge-offs	(14,997)	(3,163)	(33,803)	(4,144)	(11,033)	(67,140)
Recoveries	8,338	2,323	16,113	1,958	2,240	30,972
Provision	(9,917)	5,687	9,300	(84)	16,014	21,000

Balance as of September 30, 2014	69,870	15,450	118,395	20,221	14,705	238,641

Allowance—individually evaluated for impairment	6,039	1,104	41,492	17,329	255	66,219
Allowance—collectively evaluated for impairment	63,783	11,613	76,845	2,892	14,450	169,583
Allowance—purchased credit-impaired loans	48	2,733	58	—	—	2,839
Loans, net of unearned as of September 30, 2014:
Individually evaluated for impairment	46,862	22,365	174,532	118,537	548	362,844
Collectively evaluated for impairment	8,425,391	1,221,636	4,955,813	454,252	351,958	15,409,050
Purchased credit-impaired loans	5,076	34,393	643	—	11	40,123

Total loans, net of unearned	$8,477,329	$1,278,394	$5,130,988	$572,789	$352,517	$15,812,017

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	September 30, 2013 balances by portfolio have been re-presented to agree with current presentation.

Note 6 – Mortgage Servicing Rights

FHN recognizes all classes of mortgage servicing rights (“MSR”) at fair value. Classes of MSR are established based on market inputs used to determine the fair value of the servicing asset and FHN’s risk management practices. See Note 17 – Fair Value of Assets & Liabilities, the “Determination of Fair Value” section for a discussion of FHN’s MSR valuation methodology. In third quarter 2013, FHN agreed to sell substantially all remaining legacy mortgage servicing which resulted in de-recognition of substantially all first lien MSR by the end of first quarter 2014. Accordingly the rollforward of MSR is presented for the comparative period only. See Note 15 – Derivatives for a discussion of how FHN hedged the fair value of MSR prior to signing the definitive sales agreement. The balance of MSR included on the Consolidated Condensed Statements of Condition represented the rights to service approximately $15 billion of mortgage loans on September 30, 2013, for which a servicing right had been capitalized.

Following is a summary of changes in capitalized MSR as of September 30, 2013:

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

The ending balance of MSR as of September 30, 2014 was $2.9 million. In first quarter 2014, FHN sold $68.5 million of first lien MSR. Servicing, late, and other ancillary fees recognized within mortgage banking income were not material for the three months ended September 30, 2014. For the nine months ended September 30, 2014, servicing, late, and other ancillary fees recognized within mortgage banking income were $20.9 million and primarily represent previously unrecognized servicing fees in conjunction with servicing sales. Servicing, late, and other ancillary fees recognized within mortgage banking income were $10.9 million and $35.3 million for the three and nine months ended September 30, 2013, respectively. During third quarter 2013, FHN received annual servicing fees approximating .29 percent of the outstanding balance of underlying single-family residential mortgage loans and .34 percent inclusive of income related to excess interest.

In prior periods, FHN transferred MSR to third parties in transactions that did not qualify for sales treatment due to certain recourse provisions that were included within the sale agreements. In fourth quarter 2013, FHN determined that these provisions had lapsed and the balances related to these transactions were removed from FHN’s Consolidated Condensed Statements of Condition. On September 30, 2013, FHN had $11.7 million of MSR related to these transactions, which were included within the first liens mortgage loans column of the rollforward of MSR. The proceeds from these transfers were recognized within Other short-term borrowings in the Consolidated Condensed Statements of Condition.

Note 7 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2012	$134,242	$22,700
Amortization expense	—	(2,784)
Additions	6,237	2,300

September 30, 2013	$140,479	$22,216

December 31, 2013	$141,943	$21,988
Amortization expense	—	(2,944)

September 30, 2014	$141,943	$19,044

(a)	Represents customer lists, acquired contracts, core deposit intangibles, and covenants not to compete.

The gross carrying amount of other intangible assets subject to amortization is $58.6 million on September 30, 2014, net of $39.6 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $1.0 million for the remainder of 2014, and $3.7 million, $3.6 million, $3.3 million, $3.2 million, and $3.0 million for the twelve-month periods of 2015, 2016, 2017, 2018, and 2019, respectively.

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through September 30, 2014. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non-Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$36,238	$98,004	$334,237
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2012	$—	$36,238	$98,004	$134,242

Additions	—	6,237	—	6,237
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2013	—	6,237	—	6,237

Gross goodwill	$199,995	$42,475	$98,004	$340,474
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

September 30, 2013	$—	$42,475	$98,004	$140,479

Gross goodwill	$199,995	$43,939	$98,004	$341,938
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2013	$—	$43,939	$98,004	$141,943

Additions	—	—	—	—
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2014	—	—	—	—

Gross goodwill	$199,995	$43,939	$98,004	$341,938
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

September 30, 2014	$—	$43,939	$98,004	$141,943

Note 8 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
All other income and commissions:
ATM interchange fees	$2,739	$2,680	$7,982	$7,691
Electronic banking fees	1,560	1,607	4,629	4,754
Letter of credit fees	917	1,171	3,753	3,866
Gain/(loss) on extinguishment of debt (a)	—	—	(4,350)	—
Deferred compensation (b)	(41)	2,160	1,800	3,475
Other	3,971	3,996	9,461	11,230

Total	$9,146	$11,614	$23,275	$31,016

All other expense:
Litigation and regulatory matters	$35,390	$229	$(2,720)	$6,299
Other insurance and taxes	3,909	3,215	10,178	9,337
Tax credit investments	2,481	3,079	8,008	9,040
Travel and entertainment	2,164	2,400	6,633	6,620
Customer relations	1,406	1,204	4,329	3,737
Employee training and dues	1,194	1,244	3,260	3,727
Supplies	779	950	2,699	2,710
Miscellaneous loan costs	597	1,349	2,150	3,508
Other	13,709	8,961	31,856	23,775

Total	$61,629	$22,631	$66,393	$68,753

(a)	Nine months ended September 30, 2014 loss is associated with the collapse of two HELOC securitization trusts.
(b)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 9 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three and nine months ended September 30, 2014:

(Dollars in thousands, unless otherwise noted)	Unrealized Gain/(Loss) On Securities Available- For-Sale	Pension and Post Retirement Plans	Total
Balance as of July 1, 2014	$15,596	$(137,707)	$(122,111)
Other comprehensive income before reclassifications, Net of tax benefit of $7.0 million for unrealized gain/(loss) on securities available-for-sale	(11,288)	—	(11,288)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.3 million for pension and post retirement plans	—	564	564

Net current period other comprehensive income, Net of tax benefit of $7.0 million and tax expense of $.3 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(11,288)	564	(10,724)

Balance as of September 30, 2014	$4,308	$(137,143)	$(132,835)

Balance as of January 1, 2014	$(11,241)	$(138,768)	$(150,009)
Other comprehensive income before reclassifications, Net of tax expense of $9.8 million for unrealized gain/(loss) on securities available-for-sale	15,549	—	15,549
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $1.0 million for pension and post retirement plans	—	1,625	1,625

Net current period other comprehensive income, Net of tax expense of $9.8 million and $1.0 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	15,549	1,625	17,174

Balance as of September 30, 2014	$4,308	$(137,143)	$(132,835)

Note 9 – Changes in Accumulated Other Comprehensive Income Balances (Continued)

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three and nine months ended September 30, 2013:

(Dollars in thousands, unless otherwise noted)	Unrealized Gain/(Loss) On Securities Available- For-Sale	Pension and Post Retirement Plans	Total
Balance as of July 1, 2013	$9,439	$(198,104)	$(188,665)
Other comprehensive income before reclassifications, Net of tax expense of $1.1 million and $5.6 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	1,714	8,907	10,621
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $1.0 million for pension and post retirement plans	—	1,653	1,653

Net current period other comprehensive income, Net of tax expense of $1.1 million and $6.6 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	1,714	10,560	12,274

Balance as of September 30, 2013	$11,153	$(187,544)	$(176,391)

Balance as of January 1, 2013	$55,250	$(201,593)	$(146,343)
Other comprehensive income before reclassifications, Net of tax benefit of $27.6 million and tax expense of $5.7 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(44,097)	9,076	(35,021)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $3.1 million for pension and post retirement plans	—	4,973	4,973

Net current period other comprehensive income, Net of tax benefit of $27.6 million and tax expense of $8.8 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(44,097)	14,049	(30,048)

Balance as of September 30, 2013	$11,153	$(187,544)	$(176,391)

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 10 – Earnings Per Share

The following tables provide a reconciliation of the numerators used in calculating earnings/(loss) per share attributable to common shareholders:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Income/(loss) from continuing operations	$49,749	$(103,149)	$180,159	$(13,375)
Income/(loss) from discontinued operations, net of tax	—	123	—	554

Net income/(loss)	49,749	(103,026)	180,159	(12,821)
Net income attributable to noncontrolling interest	2,875	2,875	8,547	8,531

Net income/(loss) attributable to controlling interest	46,874	(105,901)	171,612	(21,352)
Preferred stock dividends	1,550	1,550	4,650	4,288

Net income/(loss) available to common shareholders	$45,324	$(107,451)	$166,962	$(25,640)

Income/(loss) from continuing operations	$49,749	$(103,149)	$180,159	$(13,375)
Net income attributable to noncontrolling interest	2,875	2,875	8,547	8,531
Preferred stock dividends	1,550	1,550	4,650	4,288

Net income/(loss) from continuing operations available to common shareholders	$45,324	$(107,574)	$166,962	$(26,194)

The component of Income/(loss) from continuing operations attributable to FHN as the controlling interest holder was $46.9 million and $(106.0) million during the three months ended September 30, 2014 and 2013, respectively, and $171.6 million and $(21.9) million during the nine months ended September 30, 2014 and 2013, respectively.

The following table provides a reconciliation of weighted average common shares to diluted average common shares:

	Three Months Ended September 30		Nine Months Ended September 30
(Shares in thousands)	2014	2013	2014	2013
Weighted average common shares outstanding—basic	235,329	236,895	235,437	238,990
Effect of dilutive securities	1,533	—	1,732	—

Weighted average common shares outstanding—diluted	236,862	236,895	237,169	238,990

The following tables provide a reconciliation of earnings/(loss) per common and diluted share:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Earnings/(loss) per common share:
Income/(loss) per share from continuing operations available to common shareholders	$0.19	$(0.45)	$0.71	$(0.11)

Net income/(loss) per share available to common shareholders	$0.19	$(0.45)	$0.71	$(0.11)

Diluted earnings/(loss) per common share:
Diluted income/(loss) per share from continuing operations available to common shareholders	$0.19	$(0.45)	$0.70	$(0.11)

Diluted income/(loss) per share available to common shareholders	$0.19	$(0.45)	$0.70	$(0.11)

For the three and nine months ended September 30, 2014, the dilutive effect for all potential common shares was 1.5 million and 1.7 million, respectively. Stock options of 4.3 million and 9.4 million with weighted average exercise prices of $22.74 and $19.55 per share for the three months ended September 30, 2014 and 2013, respectively, were excluded from diluted shares because including such shares would be antidilutive. Stock options of 4.6 million and 9.8 million with weighted average exercise prices of $23.79 and $20.00 per share for the nine months ended September 30, 2014 and 2013, respectively, were also excluded from diluted shares. For the three and nine months ended September 30, 2013, all potential common shares were antidilutive due to the net loss attributable to common shareholders for these periods.

Note 11 – Contingencies and Other Disclosures

Contingencies

General

Contingent liabilities arise in the ordinary course of business. Often they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators, from other government authorities, and from other parties concerning various matters relating to FHN’s current or former lines of business. Certain matters of that sort are pending at this time, and FHN is cooperating in those matters. Pending and threatened litigation matters sometimes are resolved in court or before an arbitrator, and sometimes are settled by the parties. Regardless of the manner of resolution, frequently the most significant changes in status of a matter occur over a short time period, often following a lengthy period of little substantive activity. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes loss contingency liabilities for litigation matters when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. A liability generally is not established when loss for a matter either is not probable or its amount is not reasonably estimable. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.

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

Litigation – Loss Contingencies

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

FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2014, the aggregate amount of liabilities established for all material loss contingency matters was $56.3 million. Of the matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below, only the Charles Schwab suit is among those matters for which a liability has been established. The liabilities discussed in this paragraph are separate from those discussed under the heading “Established Repurchase Liability” below.

In each material loss contingency matter, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2014, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $118 million. Of those matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters,” only the Charles Schwab and the two FDIC suits are included in that range.

Note 11 – Contingencies and Other Disclosures (Continued)

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

Certain Matters Not Included in Reasonably Possible Loss Range

RPL-Excluded First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate reasonably possible loss as mentioned in the preceding paragraph, and for others FHN has not. Those matters which currently are not estimable are the FHLB of San Francisco, Metropolitan Life, Royal Park, and Integra REC indemnity cases. FHN is unable to estimate a range of reasonably possible loss due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase for those claims seeking asset repurchase; the non-started or incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims.

Inquiry Regarding FHA-Insured Loans. Since second quarter 2012 FHN has been cooperating with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain residential mortgage loans insured by the Federal Housing Administration (“FHA”). During second quarter 2013 DOJ and HUD provided FHN with preliminary findings of the investigation, which focused on a small sample of loans and remained incomplete. FHN prepared its own analysis of the sample and has provided certain information to DOJ and HUD. Discussions between the parties are continuing as to various matters, including certain factual information. The investigation could lead to a demand or claim under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter. In anticipation of future discussions between the parties, this investigation has been added to those matters for which a liability has been established. However, FHN continues to be unable to estimate a range of reasonably possible loss in excess of established liabilities due to significant uncertainties regarding: the potential remedies, including any amount of enhanced damages, that might be available or awarded; the availability of significantly dispositive defenses; FHN’s lack of information that would enable FHN to assess performance concerning its FHA-insured originations, nearly all of which FHN does not service; and the limited number of reported precedent claims and resolutions (involving other banking organizations) combined with a lack of underlying data connected with those resolutions.

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

Note 11 – Contingencies and Other Disclosures (Continued)

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

In some of the pending suits underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased senior certificates in FH proprietary securitizations. FHN has not been named a defendant in these suits, which FHN is defending indirectly as indemnitor. The plaintiffs and venues of these other suits are: (4) FHLB of San Francisco, in the Superior Court of San Francisco County, California (Case No. CGC-10-497840); (5) Metropolitan Life Insurance Co., in the Supreme Court of New York County, New York (No. 651360-2012); (6) Royal Park Invs. SA/NV, in the Supreme Court of New York County, New York (No. 652607-2012); and (7) Commonwealth of Virginia ex rel. Integra REC LLC, in the Circuit Court for the City of Richmond (No. CL14-399).

Details concerning the original purchase amounts and ending balances of the investments at issue in most of these pending suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. Information about the performance of the FH proprietary securitizations related to these suits is available in monthly reports published by the trustee for the securitization trusts. FHN believes that certain plaintiffs did not purchase the entire certificate in the securitizations in which they invested. Reporting by the trustee is at a certificate level and, as a result, ending certificate balances in the following table were adjusted to reflect FHN’s estimate of the ending balance of each partial certificate purchased by these plaintiffs. Plaintiffs in the pending lawsuits claim to have purchased a total of $225.7 million of certificates and the purchase prices of the certificates subject to the indemnification requests total $331.4 million. “Senior” and “Junior” refer to the ranking of the investments in broad terms; in most cases the securitization provided for sub-classifications within the Senior or Junior groups. Excluded from the information above and the table below is information related to the Integra case. Although FHN is aware that one of its Alt-A securitizations from 2005 is at issue in Integra, FHN does not know which certificate(s), or portion(s) of certificate(s), are involved.

	Alt-A		Jumbo
(Dollars in thousands)	Senior	Junior	Senior	Junior
Vintage
Original Purchase Price:
2005	$200,117	$—	$30,000	$—
2006	77,906	—	—	—
2007	199,012	—	50,000	—

Total	$477,035	$—	$80,000	$—

Ending Balance per the September 25, 2014, trust statements:
2005	$54,732	$—	$10,659	$—
2006	34,164	—	—	—
2007	89,610	—	15,086	—

Total	$178,506	$—	$25,745	$—

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

The total ending certificate balance of the investments which are the subject of the current pending lawsuits was $204.3 million as reported on the September 25, 2014, trust statements, with approximately 85 percent of the remaining balances performing. Cumulative losses on the investments which are the subject of the remaining lawsuits, as reported on the trust statements, represent approximately 6 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses may not take into account all outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; reimbursement of those advances to the servicer may increase cumulative losses. Losses often are reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

Note 11 – Contingencies and Other Disclosures (Continued)

As discussed below under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or other parties to transactions seeking indemnity. At September 30, 2014, except for the Charles Schwab case, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

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

Loans Sold With Full or Limited Recourse

FHN also sold certain Agency mortgage loans with full recourse under agreements to repurchase the loans upon default. Loans sold with full recourse generally included mortgage loans sold to investors in the secondary market which were uninsurable under government mortgage loan programs due to issues associated with underwriting activities, documentation, or other concerns. For mortgage insured single-family residential loans, in the event of borrower nonperformance, FHN would assume losses to the extent they exceed the value of the collateral and private mortgage insurance (“MI”), the FHA insurance, or the Veteran’s Administration (“VA”) guaranty. As mentioned above, in late 2013 and early 2014 FHN sold substantially all remaining servicing. Therefore, FHN no longer has direct visibility into the status of single-family residential loans that were sold on a full or limited recourse basis.

Note 11 – Contingencies and Other Disclosures (Continued)

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

Even though these loans were sold without recourse for credit loss, FHN may be obligated to either repurchase a loan for the unpaid principal balance (“UPB”) or make the purchaser whole for the economic loss incurred if FHN breached representations or warranties made by FHN to the purchaser at the time of the sale. Such representations and warranties typically covered both substantive and process matters, such as the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers. Since the mortgage platform sale in 2008 through September 30, 2014, Agencies, primarily the two GSEs, have accounted for the vast majority of repurchase/make-whole claims received.

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

As a result of the DRAs, the repurchase pipeline overall is smaller, and the proportion of GSE-related repurchase requests in the pipeline also is smaller, than in periods pre-dating the DRAs. The repurchase liability FHN has recorded as of September 30, 2014 contemplates, among other things, estimates of FHN’s repurchase exposure related to loans excluded from the DRAs and estimates of FHN’s repurchase exposure related to certain other whole-loan sales. See “Other Whole-Loan Sales” and “Established Repurchase Liability” below for additional information.

Other Whole-Loan Sales

Prior to the 2008 divestiture FHN sold first lien mortgage loans without recourse through whole-loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of September 30, 2014, 38 percent of repurchase/make-whole claims in the pipeline relate to other whole-loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

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

Note 11 – Contingencies and Other Disclosures (Continued)

First Horizon Branded Proprietary Mortgage Securitizations

From 2005 through 2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the FH brand. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in the trusts. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed after junior classes were exhausted. Through third quarter 2013, FHN continued to service substantially all of the remaining loans sold through FH proprietary securitizations. In third quarter FHN contracted to sell substantially all such servicing rights and obligations, with transfers occurring largely in fourth quarter 2013 and first quarter 2014. As of September 30, 2014, the aggregate remaining UPB in active FH proprietary securitizations from 2005 through 2007 was $6.4 billion consisting of $4.4 billion Alt-A mortgage loans and $2.0 billion Jumbo mortgage loans.

Representations and warranties were made to the securitization trustee, as the nominal purchaser of the loans, for the benefit of investors. As such, FHN has exposure to the trustee for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing. As of September 30, 2014, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitizations based on breaches of representations and warranties to the trustee.

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

In addition, the FH proprietary securitization trustee generally may initiate a loan review, without prior official action by investors, for the purpose of determining compliance with applicable representations and warranties with respect to any or all of the active FH proprietary securitizations. If non-compliance is discovered, the trustee may seek repurchase or other relief. At September 30, 2014, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN. Accordingly, FHN is not able to estimate any liability for this risk. FHN similarly is not able to estimate a range of reasonably possible losses associated with this risk, and no such amounts are included in the aggregate range discussed above. Those inabilities are due to significant uncertainties regarding: the absence of claims made; the nature and outcome of any claims process or related settlement discussions if pursued; the outcome of litigation if litigation is pursued; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; and the lack of precedent claims.

Also unlike loans sold to the GSEs, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, an investor could pursue (and in certain cases mentioned below, have pursued or are pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. A claim for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes. Statutory remedies typically include rescission of the investment or monetary damages measured in relation to the original investment made. Any such statutory claim would be subject to applicable limitation periods and other statutory defenses. If a plaintiff properly made and proved its allegations, the plaintiff might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also could be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor could bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors could attempt joint claims or attempt to pursue claims on a class-

Note 11 – Contingencies and Other Disclosures (Continued)

action basis. Claims of this sort have been resolved in a litigation context, unlike FHN’s GSE repurchase experience, and several claims still are pending. FHN’s analysis of loss content and establishment of appropriate liabilities in these cases follow principles and practices associated with litigation matters, including an analysis of available procedural and substantive defenses in each particular case, a determination of whether material loss is probable, and (if so) an estimation of the amount of ultimate loss, if any can be estimated. Alternatively, under applicable financial accounting guidance, a liability may be established or increased in the course of negotiations for settlement of a matter, whether or not a settlement results.

Monoline Insurance

Monoline insurance was a form of credit enhancement provided to a securitization by an insurer not affiliated with FHN. Subject to the terms and conditions of the policy, the insurer guaranteed payments of accrued interest and principal due to the investors. None of the FH proprietary first lien securitizations involved the use of monoline insurance for the benefit of all classes of security holders. In certain limited situations, insurance was provided for a specific senior retail class of holders within an individual securitization. The only insured certificate more recent than 2004 is from 2005 and covered $25.0 million of original certificate balance. The trustee statement dated September 25, 2014, reported to FHN that the remaining outstanding certificate balance for that class was $23.2 million.

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

Other First Horizon Branded Proprietary Securitizations

FHN originated and sold home equity lines and second lien loans through certain FH proprietary securitization trusts, most of which related to home equity line of credit (“HELOC”) loans. As of September 30, 2014, only one of those securitizations remains active; the rest have been resolved through clean-up calls or other means. The remaining trust issued notes backed by HELOC loans and publicly offered the asset-backed notes to investors pursuant to a prospectus. The Trustee statement dated September 25, 2014, reported that the original and current outstanding certificate balance of the remaining FH proprietary HELOC securitization is $299.8 million and $68.8 million, respectively.

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

The FDIC, FHFA and FHLB of San Francisco subpoenas also concern loans sold by FHN to non-Agency purchasers on a whole-loan basis which were included by those purchasers in non-FH securitizations. See “Other Whole-Loan Sales” above for additional information concerning loans originated and sold by FHN that were included in the purchasers’ own securitizations. In addition, the FHLB of Seattle has subpoenaed FHN in connection with FHN-originated loans that were included in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. Other than the dollar amounts of those investments which are the subject of the FDIC’s active litigation as receiver for Colonial Bank, FHN has limited information regarding at least some of the loans under review or the dollar amounts invested in relation to the FDIC, FHFA, and FHLB subpoenas. The FDIC subpoenas partially overlap with the ongoing litigation matters mentioned above under “Litigation—Loss Contingencies,” and with the now-settled litigation matter with the FHFA.

Note 11 – Contingencies and Other Disclosures (Continued)

The subpoenas discussed above relate to ongoing reviews which ultimately could result in claims against FHN. The original and current (as of September 25, 2014 trust statements) combined first lien certificate balances of the related FH proprietary securitizations in which the credit unions invested were $321.6 million and $99.7 million, respectively. The original and current (as of September 25, 2014 trust statements) HELOC certificate balances of the related FH proprietary HELOC securitization in which the credit unions invested was $299.8 million and $68.8 million. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of San Francisco invested are $501.1 million and $144.3 million, respectively. The original and current certificate balances of the FH proprietary securitizations in which the FHLB of Atlanta invested are $56.1 million and $7.0 million, respectively. There are limitations as to FHN’s knowledge of the amount of FH proprietary securitizations investments that are subject to the FDIC, FHFA and FHLB of San Francisco subpoenas. Since the reviews at this time are not repurchase claims, the associated loans are not considered part of the repurchase pipeline.

Private Mortgage Insurance

MI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices related to GSE-owned loans are not formal repurchase requests, FHN includes these in the active repurchase request pipeline. FHN tracks and monitors MI cancellation notices received and considers the amount of loans sold to GSEs where MI coverage has ultimately been lost when assessing the overall adequacy of FHN’s repurchase liability. As of September 30, 2014 and 2013, $516.0 million and $481.7 million, respectively, of loans sold or securitized have lost MI coverage.

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

Based on currently available information and experience to date, FHN has evaluated its exposure under these obligations and accordingly has accrued for losses of $126.2 million and $295.2 million as of September 30, 2014 and 2013, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

Through third quarter 2013, FHN serviced a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $15 billion as of September 30, 2013. In fourth quarter 2013 and first quarter 2014, sales of substantially all remaining servicing were consummated under a contract discussed below. As a result, the loan portfolio serviced by FHN at September 30, 2014 had an unpaid principal balance of $265.5 million.

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

Note 11 – Contingencies and Other Disclosures (Continued)

The first lien loan portfolio is held primarily by private security holders and GSEs, with less significant portions held by other private investors. In connection with its servicing activities, FHN collected and remitted the principal and interest payments on the underlying loans for the account of the appropriate investor. In the event of delinquency or non-payment on a loan in a private or agency securitization: (1) the terms of the private securities agreements generally require the servicer to continue to make monthly advances of principal and interest (“P&I”) to the trustee for the benefit of the investors; (2) the terms of the majority of the agency agreements may require the servicer to make advances of P&I, or in certain circumstances to repurchase the loan out of the trust pool; and (3) the servicer may be required to advance escrow and other payments. In the event advances are ultimately made by the servicer to satisfy these servicing obligations, these servicing advances are recoverable from: (a) the liquidation proceeds of the property securing the loan, in the case of private securitizations; (b) the proceeds of the foreclosure sale by the government agency, in the case of government agency-owned loans; and (c) in certain circumstances, mortgage payment pool funds. As of September 30, 2014 and 2013, FHN has recognized servicing advances of $19.9 million and $289.1 million, respectively. Servicing advances are included in Other assets on the Consolidated Condensed Statements of Condition. Those advances are part of the assets sold under the servicing sale agreement FHN entered into late in 2013; substantially all transfers under that agreement occurred in fourth quarter 2013 and first quarter 2014.

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

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs, servicing timeline penalties, compensatory damages, and curtailments charged by GSEs and a government agency prior to FHN’s transfer of subservicing to its 2011 subservicer in the amount of $8.6 million. The 2008 subservicer also is seeking reimbursement from FHN for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and supervisory guidance relating to foreclosure review (collectively, “foreclosure review expenditures”). The foreclosure review expenditures for which the 2008 subservicer has sought reimbursement total $34.9 million. Although the most recent request was made in 2012, additional reimbursement requests may be made. FHN disagrees with the 2008 subservicer’s position and has made no reimbursements. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously. FHN also believes that certain amounts billed to FHN by agencies for penalties and curtailments on claims by MI insurers for actions by the 2008 subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the 2008 subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

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

Note 11 – Contingencies and Other Disclosures (Continued)

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

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. In September 2014, Visa funded $450 million into the escrow account, and as a result FHN made a payment to the derivative counterparty of $2.4 million in October 2014. As of September 30, 2014, the conversion ratio is 41 percent, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable at present.

As of September 30, 2014 and 2013, the derivative liabilities were $7.6 million and $2.7 million, respectively.

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

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$8	$(77)	$45	$114
Interest cost	8,866	8,097	400	505
Expected return on plan assets	(10,034)	(8,756)	(259)	(199)
Amortization of unrecognized:
Prior service cost/(credit)	86	89	(290)	(25)
Actuarial (gain)/loss	1,904	2,585	(377)	(106)

Net periodic benefit cost	$830	$1,938	$(481)	$289

ASC 715 settlement expense	—	—	—	—
ASC 715 special termination benefits (a)	1,009	—	—	—

Total periodic benefit costs	$1,839	$1,938	$(481)	$289

(a)	In third quarter 2014, a one-time special termination benefits charge was recongnized related to recalculation of a participant’s benefit under a non-qualifed plan upon retirement.

Note 12 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$42	$47	$155	$382
Interest cost	26,186	24,271	1,316	1,601
Expected return on plan assets	(30,070)	(26,210)	(769)	(593)
Amortization of unrecognized:
Prior service cost/(credit)	260	265	(872)	(9)
Actuarial (gain)/loss	5,174	7,374	(755)	(72)

Net periodic benefit cost	1,592	5,747	(925)	1,309

ASC 715 settlement expense	—	370	—	—
ASC 715 special termination benefits (a)	1,009	—	—	—

Total periodic benefit costs	$2,601	$6,117	$(925)	$1,309

(a)	In third quarter 2014, a one-time special termination benefits charge was recongnized related to recalculation of a participant’s benefit under a non-qualifed plan upon retirement.

Note 13 – Business Segment Information

FHN has four business segments: regional banking, capital markets, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers largely in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees (in periods subsequent to first quarter 2014 these amounts are significantly lower), and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Consolidated
Net interest income	$159,541	$158,838	$468,668	$480,239
Provision for loan losses	6,000	10,000	21,000	40,000
Noninterest income	157,815	150,475	430,446	449,534
Noninterest expense	246,186	433,556	631,732	901,504

Income/(loss) before income taxes	65,170	(134,243)	246,382	(11,731)
Provision/(benefit) for income taxes	15,421	(31,094)	66,223	1,644

Income/(loss) from continuing operations	49,749	(103,149)	180,159	(13,375)
Income/(loss) from discontinued operations, net of tax	—	123	—	554

Net income/(loss)	$49,749	$(103,026)	$180,159	$(12,821)

Average assets	$23,804,957	$24,181,633	$23,790,586	$24,599,839

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Business Segment Information (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Regional Banking
Net interest income	$153,855	$149,541	$444,519	$444,881
Provision/(provision credit) for loan losses	2,204	5,159	23,619	15,875
Noninterest income	64,159	63,883	190,377	184,912
Noninterest expense	136,253	131,961	402,867	392,622

Income/(loss) before income taxes	79,557	76,304	208,410	221,296
Provision/(benefit) for income taxes	28,422	27,554	74,145	79,921

Net income/(loss)	$51,135	$48,750	$134,265	$141,375

Average assets	$13,577,560	$12,923,245	$13,086,901	$12,940,127

Capital Markets
Net interest income	$2,952	$3,811	$9,020	$11,876
Noninterest income	49,895	64,115	154,217	208,926
Noninterest expense	47,910	57,930	100,615	179,285

Income/(loss) before income taxes	4,937	9,996	62,622	41,517
Provision/(benefit) for income taxes	1,697	3,765	23,688	15,638

Net income/(loss)	$3,240	$6,231	$38,934	$25,879

Average assets	$2,002,913	$2,104,991	$2,038,136	$2,322,060

Corporate
Net interest income/(expense)	$(12,523)	$(11,654)	$(32,158)	$(32,895)
Noninterest income	4,139	6,558	22,568	18,224
Noninterest expense	18,783	21,739	54,159	56,493

Income/(loss) before income taxes	(27,167)	(26,835)	(63,749)	(71,164)
Provision/(benefit) for income taxes	(17,723)	(16,593)	(46,759)	(44,374)

Net income/(loss)	$(9,444)	$(10,242)	$(16,990)	$(26,790)

Average assets	$5,229,804	$5,166,494	$5,474,810	$5,162,989

Non-Strategic
Net interest income	$15,257	$17,140	$47,287	$56,377
Provision/(provision credit) for loan losses	3,796	4,841	(2,619)	24,125
Noninterest income	39,622	15,919	63,284	37,472
Noninterest expense	43,240	221,926	74,091	273,104

Income/(loss) before income taxes	7,843	(193,708)	39,099	(203,380)
Provision/(benefit) for income taxes	3,025	(45,820)	15,149	(49,541)

Income/(loss) from continuing operations	4,818	(147,888)	23,950	(153,839)
Income/(loss) from discontinued operations, net of tax	—	123	—	554

Net income/(loss)	$4,818	$(147,765)	$23,950	$(153,285)

Average assets	$2,994,680	$3,986,903	$3,190,739	$4,174,663

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

The only trust included in the September 30, 2014 balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Because the trust is consolidated, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

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

Note 14 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of September 30, 2014 and 2013:

	September 30, 2014		September 30, 2013
	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitizations	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$300	N/A	$1,494	N/A
Loans, net of unearned income	81,111	N/A	104,052	N/A
Less: Allowance for loan losses	812	N/A	3,217	N/A

Total net loans	80,299	N/A	100,835	N/A

Other assets	438	$66,290	1,435	$63,238

Total assets	$81,037	$66,290	$103,764	$63,238

Liabilities:
Term borrowings	$70,720	N/A	$93,700	N/A
Other liabilities	4	$50,477	19	$49,469

Total liabilities	$70,724	$50,477	$93,719	$49,469

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

New Market Tax Credit LLCs. First Tennessee New Markets Corporation (“FTNMC”), a wholly-owned subsidiary of FTBNA, makes equity investments through wholly-owned subsidiaries as a non-managing member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of FTNMC’s investment in a NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs as FTNMC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTNMC could absorb losses that are significant to the NMTC LLCs as it has a risk of loss for its initial capital contributions, the managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond FTNMC’s initial capital contributions.

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

On-Balance Sheet Consumer Loan Securitizations. Prior to March 31, 2014 FHN held variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its consumer lending operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts held no recourse to the assets of FHN. Based on their restrictive nature, the trusts were considered VIEs as the holders of equity at risk did not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. The nonconsolidated proprietary residential mortgage securitizations as of September 30, 2013, consisted of two HELOC securitization trusts that had entered a rapid amortization period and for which FHN was obligated to provide subordinated funding. These securitization trusts were not consolidated by FHN as it was not the Master Servicer for the securitizations. FHN’s holding of a unilateral call right to reclaim specific assets in the trusts precluded sale accounting for the related securitization transactions. Thus, even though FHN was not the Master Servicer, the related transactions were accounted for as secured borrowings, with the associated loans and secured debt remaining within FHN’s Consolidated Condensed Financial Statements. These trusts were collapsed in first quarter 2014 as the collateral (loans) of the trust were repurchased and FHN eliminated the associated secured borrowing on the Consolidated Condensed Statements of Condition.

Note 14 – Variable Interest Entities (Continued)

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

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2014:

	Maximum	Liability
(Dollars in thousands)	Loss Exposure	Recognized	Classification
Type
Low income housing partnerships (a) (b)	$49,317	$—	Other assets
New market tax credit LLCs (b) (c)	21,929	—	Other assets
Small issuer trust preferred holdings (d)	364,912	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	52,320	61,853	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	26,973	—	(g)
Holdings of agency mortgage-backed securities (d)	3,843,125	—	(h)
Commercial loan troubled debt restructurings (i) (j)	55,539	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $43.5 million of current investments and $5.9 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $61.9 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $.7 million and $.2 million classified as MSR related to proprietary and agency residential mortgage securitizations, respectively, and $6.1 million classified as Trading securities related to proprietary residential mortgage securitizations. Aggregate servicing advances of $19.9 million are classified as Other assets.
(h)	Includes $502.6 million classified as Trading securities and $3.3 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $52.4 million of current receivables and $3.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2013:

	Maximum	Liability
(Dollars in thousands)	Loss Exposure	Recognized	Classification
Type
Low income housing partnerships (a) (b)	$53,123	$—	Other assets
New market tax credit LLCs (b) (c)	23,014	—	Other assets
Small issuer trust preferred holdings (d)	402,307	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	54,314	59,860	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	409,429	—	(g)
On-balance sheet consumer loan securitizations	21,084	235,874	(h)
Holdings of agency mortgage-backed securities (d)	3,398,870	—	(i)
Short positions in agency mortgage-backed securities (f)	N/A	1,545	Trading liabilities
Commercial loan troubled debt restructurings (j) (k)	73,127	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $46.1 million of current investments and $7.0 million of contractual funding commitments. Only the current investment amount is included in Other assets.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $59.9 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $72.9 million and $31.8 million classified as MSR and $7.3 million and $8.4 million classified as Trading securities related to proprietary and agency residential mortgage securitizations, respectively. Aggregate servicing advances of $289.1 million are classified as Other assets.
(h)	Includes $257.0 million classified as Loans, net of unearned income which are offset by $235.9 million classified as Term borrowings.
(i)	Includes $498.3 million classified as Trading securities and $2.9 billion classified as Securities available-for-sale.
(j)	Maximum loss exposure represents $70.2 million of current receivables and $2.9 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(k)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

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

For the three and nine months ended September 30, 2013, cash flows received and paid related to loan sales and securitizations where FHN had continuing involvement were as follows:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2013
Proceeds from initial sales	$—	$10,843
Servicing fees retained (a)	11,261	36,542
Purchases of GNMA guaranteed mortgages	17,797	88,652
Purchases of previously transferred financial assets (b) (c)	41,916	266,266
Other cash flows received on retained interests	1,260	4,088

(a)	Included servicing fees on MSR associated with loan sales and purchased MSR.
(b)	Included repurchases of delinquent and performing loans, foreclosed assets, and make-whole payments for economic losses incurred by purchaser. Also included buyouts from GSEs in order to facilitate foreclosures.
(c)	Nine months ended September 30, 2013, included $74.7 million of cash paid related to clean-up calls exercised by FHN.

Note 14 – Variable Interest Entities (Continued)

The principal amount of loans transferred through loan sales and securitizations and other loans managed with them in which FHN had continuing involvement, the principal amount of delinquent loans, and the net credit losses during the three and nine months ended September 30, 2013 are as follows:

	Principal Amount of Residential Real Estate Loans (a) (b) (c)	Net Credit Losses (c)
		Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2013	September 30, 2013
Total loans managed or transferred	$13,016,536	$47,832	$185,443

(a)	Amounts represent real estate residential loans in FHN’s portfolio, held-for-sale, and loans that have been transferred in proprietary securitizations and whole loan sales in which FHN had a retained interest other than servicing rights. Also included $4.4 billion of loans transferred to GSEs with any type of retained interest other than servicing rights.
(b)	Includes $.7 billion where the principal amount is 90 days or more past due or nonaccrual. Included in this amount was $41.9 million of GNMA guaranteed mortgages.
(c)	No delinquency or net credit loss data is provided for the loans transferred to FNMA or FHLMC because these agencies retain credit risk. See Note 11—Contingencies and Other Disclosures for discussion related to repurchase obligations for loans transferred to GSEs or private investors.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On September 30, 2014 and 2013, respectively, FHN had $89.8 million and $111.7 million of cash receivables and $68.1 million and $90.1 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities principally for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $41.2 million and $54.4 million for the three months ended September 30, 2014 and 2013, respectively, and $131.3 million and $180.9 million for the nine months ended September 30, 2014 and 2013, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with capital markets trading activities as of September 30, 2014 and 2013:

	September 30, 2014
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,731,047	$69,878	$5,778
Offsetting Upstream Interest Rate Contracts	1,731,047	5,778	69,878
Option Contracts Purchased	10,000	27	—
Option Contracts Written	7,500	—	6
Forwards and Futures Purchased	1,866,521	2,047	614
Forwards and Futures Sold	2,311,144	1,134	2,281

	September 30, 2013
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,742,060	$88,154	$6,880
Offsetting Upstream Interest Rate Contracts	1,742,060	6,880	88,154
Forwards and Futures Purchased	1,664,813	208	9,296
Forwards and Futures Sold	2,038,677	16,669	474

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $554.0 million on September 30, 2014 and 2013, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps was $21.4 million and $46.1 million in Derivative assets on September 30, 2014 and 2013, respectively.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet amount of this swap was $11.3 million and $20.0 million in Derivative assets as of September 30, 2014 and 2013, respectively. There was no ineffectiveness related to this hedge.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN hedges the interest rate risk of the subordinated debt totaling $200 million using pay floating, receive fixed interest rate swaps. The balance sheet amount of these swaps was $9.8 million and $19.6 million in Derivative liabilities as of September 30, 2014 and 2013, respectively. There was no ineffectiveness related to these hedges.

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of and for the three and nine months ended September 30, 2014 and 2013:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$742,065	$25,039	$1,128		$(3,235)	$(1,166)
Offsetting Upstream Interest Rate Contracts (a)	742,065	1,128	25,539		3,235	1,166
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$32,711	$9,787		$(7,074)	$(10,313)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$7,074 (d)	$10,313 (d)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$801,260	$34,703	$2,452		$(1,464)	$(22,673)
Offsetting Upstream Interest Rate Contracts (a)	817,901	2,453	35,203		1,465	23,374
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$66,049	$19,622		$(6,430)	$(48,777)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$6,430 (d)	$48,777 (d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans with a principal balance of $6.5 million as of September 30, 2014 and 2013, which have an initial fixed rate term before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial term. These hedge relationships qualify as fair value hedges under ASC 815-20. The impact of these swaps was $.8 million and $1.1 million in Derivative liabilities on the Consolidated Condensed Statements of Condition as of September 30, 2014 and 2013, respectively. Interest paid or received for these swaps is recognized as an adjustment of the interest income of the assets whose risk is being hedged. Basis adjustments remaining at the end of the hedge term are being amortized as an adjustment to interest income over the remaining life of the loans. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of and for the three and nine months ended September 30, 2014 and 2013:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$791	$110		$215
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(109	)(c)	$(213	)(c)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$1,091	$27		$951
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(25	)(c)	$(946	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2014, the derivative liabilities associated with the sales of Visa Class B shares were $7.6 million compared to $2.7 million as of September 30, 2013. See the Visa Matters section of Note 11 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2014, these loans were settled and so were the derivatives associated with them. As of September 30, 2013, these loans were valued at $.6 million, the balance sheet amount and the gains/losses associated with these derivatives were not material.

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

Note 15 – Derivatives (Continued)

The following table summarizes FHN’s derivatives associated with legacy mortgage servicing activities as of and for the three and nine months ended September 30, 2013:

				Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Retained Interests Hedging
Hedging Instruments:
Forwards and Futures	$—	$—	$—	$159	$(3,047)
Interest Rate Swaps and Swaptions	—	—	—	1,305	(4,275)
Hedged Items:
Mortgage Servicing Rights	N/A	$114,318	N/A	$9,844	$20,174
Other Retained Interests	N/A	15,714	N/A	1,628	3,422

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

Interest rate derivatives are subject to agreements consistent with standard agreement forms of the International Swap and Derivatives Association (“ISDA”). Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a central counterparty clearinghouse occurs and collateral is posted. Cash collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s balance sheet.

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $104.7 million of assets and $77.6 million of liabilities on September 30, 2014, and $144.5 million of assets and $110.3 million of liabilities on September 30, 2013. As of September 30, 2014 and 2013, FHN had received collateral of $191.5 million and $213.2 million and posted collateral of $80.6 million and $102.5 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and request immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $104.7 million of assets and $19.1 million of liabilities on September 30, 2014, and $144.5 million of assets and $27.1 million of liabilities on September 30, 2013. As of September 30, 2014 and 2013, FHN had received collateral of $191.5 million and $213.2 million and posted collateral of $26.3 million and $24.4 million, respectively, in the normal course of business related to these contracts.

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

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2014 (b)	$134,534	$—	$134,534	$(24,210)	$(110,262)	$62
2013 (b)	198,238	—	198,238	(36,770)	(161,468)	—

(a)	Included in Derivative Assets on the Consolidated Condensed Statements of Condition. As of September 30, 2014 and 2013, $3.2 million and $16.9 million, respectively, of derivative assets (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2014 and 2013 are comprised entirely of interest rate derivative contracts.

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2014 (b)	$112,901	$—	$112,901	$(24,210)	$(77,755)	$10,936
2013 (b)	153,403	—	153,403	(36,770)	(109,079)	7,554

(a)	Included in Derivative Liabilities on the Consolidated Condensed Statements of Condition. As of September 30, 2014 and 2013, $10.5 million and $12.5 million, respectively, of derivative liabilities (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2014 and 2013 are comprised entirely of interest rate derivative contracts.

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2014	$561,802	$—	$561,802	$(53,382)	$(500,659)	$7,761
2013	576,355	—	576,355	(30,584)	(537,810)	7,961

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2014	$479,384	$—	$479,384	$(53,382)	$(425,986)	$16
2013	427,232	—	427,232	(30,584)	(396,639)	9

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$247,796	$—	$247,796
Government agency issued MBS	—	301,559	—	301,559
Government agency issued CMO	—	201,016	—	201,016
Other U.S. government agencies	—	108,874	—	108,874
States and municipalities	—	42,900	—	42,900
Corporate and other debt	—	379,768	5	379,773
Equity, mutual funds, and other	—	49,986	—	49,986

Total trading securities—capital markets	—	1,331,899	5	1,331,904

Trading securities—mortgage banking:
Principal only	—	—	4,415	4,415
Interest only	—	—	232	232
Subordinated bonds	—	—	1,471	1,471

Total trading securities—mortgage banking	—	—	6,118	6,118

Loans held-for-sale	—	—	31,443	31,443
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	716,865	—	716,865
Government agency issued CMO	—	2,623,685	—	2,623,685
Other U.S. government agencies	—	—	1,929	1,929
States and municipalities	—	8,705	1,500	10,205
Equity, mutual funds, and other	26,080	—	—	26,080

Total securities available-for-sale	26,080	3,349,355	3,429	3,378,864

Mortgage servicing rights	—	—	2,880	2,880
Other assets:
Deferred compensation assets	24,901	—	—	24,901
Derivatives, forwards and futures	3,181	—	—	3,181
Derivatives, interest rate contracts	—	134,561	—	134,561

Total other assets	28,082	134,561	—	162,643

Total assets	$54,162	$4,815,815	$43,875	$4,913,852

Trading liabilities—capital markets:
U.S. treasuries	$—	$278,306	$—	$278,306
Other U.S. government agencies	—	4,964	—	4,964
States and municipalities	—	543	—	543
Corporate and other debt	—	248,421	—	248,421

Total trading liabilities—capital markets	—	532,234	—	532,234

Other liabilities:
Derivatives, forwards and futures	2,895	—	—	2,895
Derivatives, interest rate contracts	—	112,907	—	112,907
Derivatives, other	—	—	7,640	7,640

Total other liabilities	2,895	112,907	7,640	123,442

Total liabilities	$2,895	$645,141	$7,640	$655,676

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	September 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$86,986	$—	$86,986
Government agency issued MBS	—	407,876	—	407,876
Government agency issued CMO	—	90,420	—	90,420
Other U.S. government agencies	—	149,867	—	149,867
States and municipalities	—	17,828	—	17,828
Trading Loans	—	145,505	—	145,505
Corporate and other debt	—	427,559	5	427,564
Equity, mutual funds, and other	—	1,374	—	1,374

Total trading securities—capital markets	—	1,327,415	5	1,327,420

Trading securities—mortgage banking:
Principal only	—	—	5,096	5,096
Interest only	—	—	10,618	10,618

Total trading securities—mortgage banking	—	—	15,714	15,714

Loans held-for-sale	—	—	229,760	229,760
Securities available-for-sale:
U.S. treasuries	—	39,996	—	39,996
Government agency issued MBS	—	875,452	—	875,452
Government agency issued CMO	—	2,025,121	—	2,025,121
Other U.S. government agencies	—	—	2,528	2,528
States and municipalities	—	13,655	1,500	15,155
Venture capital	—	—	4,300	4,300
Equity, mutual funds, and other	20,267	—	—	20,267

Total securities available-for-sale	20,267	2,954,224	8,328	2,982,819

Mortgage servicing rights	—	—	116,686	116,686
Other assets:
Deferred compensation assets	23,193	—	—	23,193
Derivatives, forwards and futures	16,877	—	—	16,877
Derivatives, interest rate contracts	—	198,239	—	198,239

Total other assets	40,070	198,239	—	238,309

Total assets	$60,337	$4,479,878	$370,493	$4,910,708

Trading liabilities—capital markets:
U.S. treasuries	$—	$312,315	$—	$312,315
Government agency issued MBS	—	521	—	521
Government agency issued CMO	—	1,024	—	1,024
Other U.S. government agencies	—	30,253	—	30,253
States and municipalities	—	335	—	335
Corporate and other debt	—	237,953	—	237,953
Equity, mutual funds, and other	—	3,568	—	3,568

Total trading liabilities—capital markets	—	585,969	—	585,969

Other short-term borrowings	—	—	11,715	11,715
Other liabilities:
Derivatives, forwards and futures	9,770	—	—	9,770
Derivatives, interest rate contracts	—	153,402	—	153,402
Derivatives, other	—	1	2,745	2,746

Total other liabilities	9,770	153,403	2,745	165,918

Total liabilities	$9,770	$739,372	$14,460	$763,602

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2014 and 2013, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2014
					Securities available-for-sale		Mortgage servicing rights, net
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		Net derivative liabilities
Balance on July 1, 2014	$6,421		$232,487		$3,561	$2,300	$3,197	$(4,725)
Total net gains/(losses) included in:
Net income	191		41,757		—	(995)	19	(3,236)
Other comprehensive income /(loss)	—		—		(16)	—	—	—
Purchases	—		522		—	—	—	—
Issuances	—		—		—	—	—	—
Sales	—		(236,975)		—	(5)	(152)	—
Settlements	(489)		(5,967)		(116)	(1,300)	(184)	321
Net transfers into/(out of) Level 3	—		(381	)(b)	—	—	—	—

Balance on September 30, 2014	$6,123		$31,443		$3,429	$—	$2,880	$(7,640)

Net unrealized gains/(losses) included in net income	$191	(a)	$1,828	(a)	$—	$—	$17 (a)	$(3,236	)(c)

	Three Months Ended September 30, 2013
					Securities available-for-sale		Mortgage servicing rights, net				Other short-term borrowings
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital			Net derivative liabilities
Balance on July 1, 2013	$15,877		$235,080		$4,354	$4,300	$113,853		$(2,195)		$(12,349)
Total net gains/(losses) included in:
Net income	1,944		(1,805)		—	—	8,932		(871)		634
Other comprehensive income /(loss)	—		—		(17)	—	—		—		—
Purchases	—		12,338		—	—	—		—		—
Issuances	—		—		—	—	—		—		—
Sales	—		—		—	—	—		—		—
Settlements	(2,102)		(11,390)		(309)	—	(6,099)		321		—
Net transfers into/(out of) Level 3	—		(4,463	)(b)	—	—	—		—		—

Balance on September 30, 2013	$15,719		$229,760		$4,028	$4,300	$116,686		$(2,745)		$(11,715)

Net unrealized gains/(losses) included in net income	$(1,540	)(a)	$(1,805	)(a)	$—	$—	$9,107	(a)	$(871	)(c)	$634 (a)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2014 and 2013, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2014
				Securities available-for-sale		Mortgage servicing rights, net
(Dollars in thousands)	Trading securities	Loans held- for-sale		Investment portfolio	Venture Capital		Net derivative liabilities
Balance on January 1, 2014	$7,200	$230,456		$3,826	$4,300	$72,793	$(2,915)
Total net gains/(losses) included in:
Net income	149	51,158		—	(2,995)	1,265	(5,678)
Other comprehensive income / (loss)	—	—		(48)	—	—	—
Purchases	1,559	5,104		—	—	—	—
Issuances	—	—		—	—	—	—
Sales	(1,715)	(236,975)		—	(5)	(70,071)	—
Settlements	(1,070)	(14,767)		(349)	(1,300)	(1,107)	953
Net transfers into/(out of) Level 3	—	(3,533	)(b)	—	—	—	—

Balance on September 30, 2014	$6,123	$31,443		$3,429	$—	$2,880	$(7,640)

Net unrealized gains/(losses) included in net income	$225 (a)	$1,828	(a)	$—	$—	$50 (a)	$(5,678	)(c)

	Nine Months Ended September 30, 2013
					Securities available-for-sale		Mortgage servicing rights, net		Net derivative liabilities		Other short-term borrowings
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital
Balance on January 1, 2013	$17,992		$221,094		$5,253	$4,300	$114,311		$(2,175)		$(11,156)
Total net gains/(losses) included in:
Net income	4,474		(3,940)		—	—	20,267		(1,522)		(559)
Other comprehensive income /(loss)	—		—		(93)	—	—		—		—
Purchases	—		49,847		—	—	—		—		—
Issuances	—		—		—	—	—		—		—
Sales	—		—		—	—	—		—		—
Settlements	(6,747)		(25,990)		(1,132)	—	(17,892)		952		—
Net transfers into/(out of) Level 3	—		(11,251	)(b)	—	—	—		—		—

Balance on September 30, 2013	$15,719		$229,760		$4,028	$4,300	$116,686		$(2,745)		$(11,715)

Net unrealized gains/(losses) included in net income	$3,127	(a)	$(3,940	)(a)	$—	$—	$20,424	(a)	$(1,523	)(c)	$(559	)(a)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

In third quarter 2014, FHN completed sales of first lien mortgage loans from its loans held-for-sale portfolio. The sale populations primarily represented loans that had been originated with the intent to sell to FNMA or FHLMC and consisted of repurchased loans as well as loans that remained after FHN’s exit of mortgage origination activities in 2008. Smaller amounts of jumbo loans were also included in the sale, along with some loans insured under government programs. Almost all of these loans had been accounted for at elected fair value (a recurring measurement) with a small amount having been accounted for as LOCOM loans (a nonrecurring measurement). The contracted sale values for the loans reflected a substantial improvement in pricing for pre-2009 vintage first lien mortgages in comparison to FHN’s historical methodologies used to estimate fair value, which incorporate significant Level 3 inputs within a discounted cash flow model. Accordingly, the loans being sold were marked to the revised estimate of fair value during the quarter and the pricing evidence from the sale transactions is considered a Level 2 input within the valuation process for the remaining non-governmental guaranteed portion of first lien mortgage loans held-for-sale.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2014 and 2013, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2014				September 30, 2014	September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$7,552	$—	$7,552	$(4)	$39
Loans held-for-sale—first mortgages	—	—	981	981	(351)	(361)
Loans, net of unearned income (a)	—	—	46,634	46,634	1,259	2,504
Real estate acquired by foreclosure (b)	—	—	35,261	35,261	(707)	(2,098)
Other assets (c)	—	—	65,393	65,393	(698)	(2,779)

					$(501)	$(2,695)

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2013				September 30, 2013	September 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale—first mortgages	$—	$—	$9,632	$9,632	$364	$304
Loans, net of unearned income (a)	—	—	82,254	82,254	(1,177)	(3,154)
Real estate acquired by foreclosure (b)	—	—	50,030	50,030	(327)	(3,278)
Other assets (c)	—	—	69,115	69,115	(1,153)	(4,199)

					$(2,293)	$(10,327)

Certain previously reported amount have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of September 30, 2014 and 2013:

(Dollars in Thousands)
Level 3 Class	Fair Value at September 30, 2014	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage (a)	$6,118	Discounted cash flow	Prepayment speeds	42% - 46%
			Discount rate	42% - 69%
Loans held-for-sale—residential real estate	32,424	Discounted cash flow	Prepayment speeds - First mortgage	6% - 10%
			Prepayment speeds - Heloc	5% - 15%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends - First mortgage	50% - 60% of UPB
			Loss severity trends - Heloc	50% - 100% of UPB
			Draw rate - Heloc	5% - 12%
Mortgage servicing rights (a)	2,880	Discounted cash flow	Prepayment speeds	15.2 CPR
			Discount rate	9.8%
			Cost to service	$141.40/Loan
			Earnings on escrow	1.385%
Derivative liabilities, other	7,640	Discounted cash flow	Visa covered litigation resolution amount	$4.9 billion - $5.7 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	12 - 48 months
Loans, net of unearned income (b)	46,634	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (c)	35,261	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (d)	65,393	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for principal-only and interest-only trading securities, MSR and subordinated bonds are discussed in the Mortgage servicing rights and other retained interests paragraph.
(b)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(c)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(d)	Represents tax credit investments.

Note 17 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage	$15,714	Discounted cash flow	Prepayment speeds	42% - 46%
			Discount rate	48% - 170%
Loans held-for-sale—residential real estate	239,392	Discounted cash flow	Prepayment speeds	6% - 10%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends	50% - 60% of UPB
Venture capital investments	4,300	Industry comparables	Adjustment for minority interest and small business status	40% - 50% discount
		Discounted cash flow	Discount rate	25% - 30%
			Earnings capitalization rate	20% - 25%
Mortgage servicing rights	116,686	Discounted cash flow	Prepayment speeds	18.7 CPR
			Discount rate	8.4%
			Cost to service	$118.70/Loan
			Earnings on escrow	1.385%
Other short-term borrowings	11,715	Discounted cash flow	(a)	(a)
Derivative liabilities, other	2,745	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.0 billion
			Probability of resolution scenarios	10% - 50%
			Time until resolution	6 - 30 months
Loans, net of unearned income (b)	82,254	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction Values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (c)	50,030	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (d)	69,115	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The inputs and associated ranges for Other short-term borrowings mirror those of the related MSR.
(b)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(c)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(d)	Represents tax credit investments.

Mortgage servicing rights and other retained interests. Prepayment rates and credit spreads (part of the discount rate) are significant unobservable inputs used in the fair value measurement of FHN’s MSR and mortgage trading securities which include principal only strips, excess interest IO, and subordinated bonds. Cost to service and earnings on escrow are additional unobservable inputs included in the valuation of MSR. Increases in prepayment rates, credit spreads and costs to service in isolation would result in significantly lower fair value measurements for the associated assets. Conversely, decreases in prepayment rates, credit spreads and costs to service in isolation would result in significantly higher fair value measurements for the associated assets. An increase/(decrease) in earnings on escrow in isolation would be accompanied by an increase/(decrease) in the value of the related MSR. Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayment rates as customers are expected to refinance

Note 17 – Fair Value of Assets & Liabilities (Continued)

existing mortgages under more favorable interest rate terms. Generally, changes in discount rates directionally mirror the changes in market interest rates. In third quarter 2013, FHN agreed to sell substantially all its remaining legacy mortgage servicing. Sales commenced in fourth quarter 2013 and were substantially completed in first quarter 2014. FHN used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR and excess interest, as a third-party pricing source in the valuation of the remaining servicing assets as of September 30, 2014.

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

Venture capital investments. The unobservable inputs used in the estimation of fair value for Venture capital investments were adjustments for minority interest and small business status when compared to industry comparables, reduction of cash flow estimates due to industry uncertainty and the discount rate and earnings capitalization rate for a discounted cash flow analysis. For both valuation techniques, the inputs were intended to reflect the nature of the small business and the status of equity tranches held by FHN in relation to the overall valuation. The valuation of venture capital investments was reviewed at least quarterly by FHN’s Equity Investment Review Committee. Changes in valuation were discussed with respect to the appropriateness of the adjustments in relation to the associated triggering events.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Prior to 2010, FHN transferred certain servicing assets in transactions that did not qualify for sale treatment due to certain recourse provisions. In fourth quarter 2013, these recourse provisions expired and the transaction was recognized as a sale. Prior to fourth quarter 2013, the associated proceeds were recognized within other short-term borrowings in the Consolidated Statements of Condition. Since the servicing assets were recognized at fair value and changes in the fair value of the related financing liabilities mirrored the change in fair value of the associated servicing assets, management elected to account for the financing liabilities at fair value. Since the servicing assets had already been delivered to the buyer, the fair value of the financing liabilities associated with the transaction did not reflect any instrument-specific credit risk.

The following tables reflect the differences between the fair value carrying amount of residential real estate loans held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	September 30, 2014
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$31,443	$49,145	$(17,702)
Nonaccrual loans	7,742	14,893	(7,151)
Loans 90 days or more past due and still accruing	2,685	4,990	(2,305)

	September 30, 2013
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$229,760	$379,123	$(149,363)
Nonaccrual loans	69,116	147,116	(78,000)
Loans 90 days or more past due and still accruing	9,046	19,402	(10,356)
Trading loans reported at fair value:
Total loans	145,505	142,311	3,194

Note 17 – Fair Value of Assets & Liabilities (Continued)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2014	2013	2014	2013
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$41,757	$(1,805)	$51,158	$(3,940)
Other short-term borrowings	—	634	—	(559)
Changes in fair value included in net income:
Capital market noninterest income
Trading loans	—	1,867	—	1,867

For the three months ended September 30, 2014 and 2013, the amounts for residential real estate loans held-for-sale include a gain of $.6 million and a loss of $1.4 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. For the nine months ended September 30, 2014 and 2013, the amounts for loans held-for-sale include a gain of $3.2 million and an immaterial gain, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on both a quality adjustment for delinquencies and the full credit spread on the non-conforming loans. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Trading securities also include retained interests in prior securitizations that qualify as financial assets, which primarily include interest-only strips, principal-only strips and subordinated bonds. In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing, including excess interest. Since that time FHN has used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the excess interest, as a third-party pricing source in the valuation of the excess interest. FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of principal-only strips. Subordinated bonds are bonds with junior priority and are valued using an internal model which includes contractual terms, frequency and severity of loss (credit spreads), prepayment speeds of the underlying collateral, and the yield that a market participant would require.

Prior to the third quarter 2013 sale, the fair value of excess interest was determined using prices from closely comparable assets such as MSR that were tested against prices determined using a valuation model that calculated the present value of estimated future cash flows. Inputs utilized in valuing excess interest were consistent with those used to value the related MSR. The fair value of excess interest typically changes based on changes in the discount rate and differences between modeled prepayment speeds and credit losses and actual experience. FHN used assumptions in the model that it believes are comparable to those used by brokers and other service providers. FHN also periodically compared its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Securities available-for-sale. Securities available-for-sale includes the investment portfolio accounted for as available-for-sale under ASC 320-10-25, federal bank stock holdings, short-term investments in mutual funds, and prior to September 30, 2014, venture capital investments. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations. Certain government agency debt obligations with limited trading activity are valued using a discounted cash flow model that incorporates a combination of observable and unobservable inputs. Primary observable inputs include contractual cash flows and the treasury curve. Significant unobservable inputs include estimated trading spreads and estimated prepayment speeds.

Investments in the stock of the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Condensed Statements of Condition which is considered to approximate fair value. Short-term investments in mutual funds are measured at the funds’ reported closing net asset values. Investments in equity securities are valued using quoted market prices. Prior to September 30, 2014, venture capital investments were typically measured using significant internally generated inputs including adjustments to industry comparables and discounted cash flows analysis.

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

Mortgage servicing rights. FHN recognizes all classes of MSR at fair value. In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing. Since that time FHN has used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR, as a third-party pricing source in the valuation of the MSR held at September 30, 2014.

Since sales of MSR tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSR. As such, prior to the third quarter 2013 sale agreement, FHN primarily relied on a discounted cash flow model to estimate the fair value of its MSR. This model calculated estimated fair value of the MSR using predominant risk characteristics of MSR such as interest rates, type of product (fixed vs. variable), age (new, seasoned, or moderate), agency type and other factors. FHN used assumptions in the model that it believed were comparable to those used by brokers and other service providers. FHN also periodically compared its estimates of fair value and assumptions with brokers, service providers, recent market activity, and against its own experience.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of September 30, 2014 and 2013, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments (including MSR) have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded commitments as of September 30, 2014 and 2013.

	September 30, 2014
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$8,407,459	$—	$—	$8,348,656	$8,348,656
Commercial real estate	1,262,944	—	—	1,243,925	1,243,925
Retail:
Consumer real estate	5,012,593	—	—	4,875,939	4,875,939
Permanent mortgage	552,568	—	—	492,930	492,930
Credit card & other	337,812	—	—	339,667	339,667

Total loans, net of unearned income and allowance for loan losses	15,573,376	—	—	15,301,117	15,301,117
Short-term financial assets
Interest-bearing cash	275,485	275,485	—	—	275,485
Federal funds sold	55,242	—	55,242	—	55,242
Securities purchased under agreements to resell	561,802	—	561,802	—	561,802

Total short-term financial assets	892,529	275,485	617,044	—	892,529
Trading securities (a)	1,338,022	—	1,331,899	6,123	1,338,022
Loans held-for-sale (a)	151,915	—	7,552	144,363	151,915
Securities available-for-sale (a) (b)	3,534,671	26,080	3,349,355	159,236	3,534,671
Securities held-to-maturity	4,286	—	—	5,380	5,380
Derivative assets (a)	137,742	3,181	134,561	—	137,742
Other assets
Tax credit investments	65,393	—	—	65,393	65,393
Deferred compensation assets	24,901	24,901	—	—	24,901

Total other assets	90,294	24,901	—	65,393	90,294
Nonearning assets
Cash & due from banks	292,687	292,687	—	—	292,687
Capital markets receivables	197,507	—	197,507	—	197,507
Accrued interest receivable	71,755	—	71,755	—	71,755

Total nonearning assets	561,949	292,687	269,262	—	561,949

Total assets	$22,284,784	$622,334	$5,709,673	$15,681,612	$22,013,619

Liabilities:
Deposits:
Defined maturity	$1,214,637	$—	$1,220,109	$—	$1,220,109
Undefined maturity	14,930,134	—	14,930,134	—	14,930,134

Total deposits	16,144,771	—	16,150,243	—	16,150,243
Trading liabilities (a)	532,234	—	532,234	—	532,234
Short-term financial liabilities
Federal funds purchased	928,159	—	928,159	—	928,159
Securities sold under agreements to repurchase	479,384	—	479,384	—	479,384
Other short-term borrowings	790,080	—	790,080	—	790,080

Total short-term financial liabilities	2,197,623	—	2,197,623	—	2,197,623
Term borrowings
Real estate investment trust-preferred	45,879	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	17,880	17,880
Borrowings secured by residential real estate	70,720	—	—	61,031	61,031
Other long term borrowings	1,356,539	—	1,346,281	—	1,346,281

Total term borrowings	1,491,138	—	1,346,281	128,261	1,474,542
Derivative liabilities (a)	123,442	2,895	112,907	7,640	123,442
Other noninterest-bearing liabilities
Capital markets payables	329,960	—	329,960	—	329,960
Accrued interest payable	30,984	—	30,984	—	30,984

Total other noninterest-bearing liabilities	360,944	—	360,944	—	360,944

Total liabilities	$20,850,152	$2,895	$20,700,232	$135,901	$20,839,028

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	September 30, 2013
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$7,655,562	$—	$—	$7,502,354	$7,502,354
Commercial real estate	1,162,718	—	—	1,115,304	1,115,304
Retail:
Consumer real estate	5,337,221	—	—	4,859,306	4,859,306
Permanent mortgage	672,138	—	—	589,999	589,999
Credit card & other	325,207	—	—	327,075	327,075

Total loans, net of unearned income and allowance for loan losses	15,152,846	—	—	14,394,038	14,394,038
Short-term financial assets
Interest-bearing cash	184,179	184,179	—	—	184,179
Federal funds sold	52,830	—	52,830	—	52,830
Securities purchased under agreements to resell	576,355	—	576,355	—	576,355

Total short-term financial assets	813,364	184,179	629,185	—	813,364
Trading securities (a)	1,343,134	—	1,327,415	15,719	1,343,134
Loans held-for-sale (a)	371,640	—	—	371,640	371,640
Securities available-for-sale (a) (b)	3,186,943	20,267	2,954,224	212,452	3,186,943
Derivative assets (a)	215,116	16,877	198,239	—	215,116
Other assets
Tax credit investments	69,115	—	—	69,115	69,115
Deferred compensation assets	23,193	23,193	—	—	23,193

Total other assets	92,308	23,193	—	69,115	92,308
Nonearning assets
Cash & due from banks	395,631	395,631	—	—	395,631
Capital markets receivables	83,154	—	83,154	—	83,154
Accrued interest receivable	71,889	—	71,889	—	71,889

Total nonearning assets	550,674	395,631	155,043	—	550,674

Total assets	$21,726,025	$640,147	$5,264,106	$15,062,964	$20,967,217

Liabilities:
Deposits:
Defined maturity	$1,573,405	$—	$1,591,314	$—	$1,591,314
Undefined maturity	14,710,504	—	14,710,504	—	14,710,504

Total deposits	16,283,909	—	16,301,818	—	16,301,818
Trading liabilities (a)	585,969	—	585,969	—	585,969
Short-term financial liabilities
Federal funds purchased	1,062,901	—	1,062,901	—	1,062,901
Securities sold under agreements to repurchase	427,232	—	427,232	—	427,232
Other short-term borrowings	303,686	—	291,971	11,715	303,686

Total short-term financial liabilities	1,793,819	—	1,782,104	11,715	1,793,819
Term borrowings
Real estate investment trust-preferred	45,811	—	—	47,000	47,000
Term borrowings—new market tax credit investment	18,000	—	—	18,025	18,025
Borrowings secured by residential real estate	329,574	—	—	194,905	194,905
Other long term borrowings	1,377,903	—	1,365,535	—	1,365,535

Total term borrowings	1,771,288	—	1,365,535	259,930	1,625,465
Derivative liabilities (a)	165,918	9,770	153,403	2,745	165,918
Other noninterest-bearing liabilities
Capital markets payables	53,784	—	53,784	—	53,784
Accrued interest payable	33,924	—	33,924	—	33,924

Total other noninterest-bearing liabilities	87,708	—	87,708	—	87,708

Total liabilities	$20,688,611	$9,770	$20,276,537	$274,390	$20,560,697

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $128.0 million and FRB stock of $66.0 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Unfunded Commitments:
Loan commitments	$7,411,045	$7,550,487	$2,368	$1,722
Standby and other commitments	320,286	302,160	4,879	4,819

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

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. Net charges recognized by FHN during the nine months ended September 30, 2014 related to restructuring, repositioning, and efficiency activities were $7.4 million. Of this amount, $7.2 million represent exit costs that were accounted for in accordance with the Exit of Disposal Cost Obligations Topic of the FASB Accounting Standards Codification (“ASC 420”). Significant expenses recognized during the nine months ended September 30, 2014 resulted from the following actions:

•	Severance and other employee costs of $2.5 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives and benefits within noninterest expense.

•	Lease abandonment expenses of $4.7 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Occupancy within noninterest expense.

During the nine months ended September 30, 2013, FHN recognized a net cost of $4.5 million related to restructuring, repositioning, and efficiency activities. Included in this amount is $3.0 million representing exit costs that were accounted for in accordance with ASC 420. Significant expenses recognized during the nine months ended September 30, 2013 resulted from the following actions:

•	Severance and other employee costs of $2.6 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives and benefits within noninterest expense.

•	Expense of $2.2 million related to estimated costs for obligations associated with a definitive agreement to sell substantially all remaining legacy mortgage servicing which is reflected in Mortgage banking income.

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

Activity in the restructuring and repositioning liability for the three and nine months ended September 30, 2014 and 2013, is presented in the following table, along with other restructuring and repositioning expenses recognized.

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
(Dollars in thousands)	Expense	Liability	Expense	Liability	Expense	Liability	Expense	Liability
Beginning balance		$7,247		$4,277		$3,126		$19,775
Severance and other employee related costs	$926	926	$1,160	1,160	$2,495	2,495	$2,620	2,620
Facility consolidation costs	49	49	38	38	4,657	4,657	416	416

Total accrued	975	8,222	1,198	5,475	7,152	10,278	3,036	22,811
Payments related to:
Severance and other employee related costs		950		826		2,452		17,490
Facility consolidation costs		278		248		802		824
Accrual reversals		—		7		30		103

Restructuring and repositioning reserve balance		$6,994		$4,394		$6,994		$4,394

Other restructuring and repositioning expense:
Mortgage banking (income)/expense on servicing sales	—		2,192		(9)		2,192
(Gains)/losses on divestitures	—		(365)		—		(1,004)
Impairment of premises and equipment	—		369		222		369
Other	—		—		—		(96)

Total other restructuring and repositioning expense	—		2,196		213		1,461

Total restructuring and repositioning charges	$975		$3,394		$7,365		$4,497

Note 18 – Restructuring, Repositioning, and Efficiency (Continued)

FHN began initiatives related to restructuring in second quarter 2007. The following table presents cumulative amounts incurred to date through September 30, 2014, for costs associated with FHN’s restructuring, repositioning, and efficiency initiatives:

(Dollars in thousands)	Total Expense
Severance and other employee related costs	$106,879
Facility consolidation costs	45,484
Other exit costs, professional fees, and other	19,165
Other restructuring and repositioning expense:
Loan portfolio divestiture	7,672
Mortgage banking expense on servicing sales	25,993
(Gains)/losses on divestitures	(718)
Impairment of premises and equipment	23,004
Impairment of intangible assets	48,231
Impairment of other assets	40,504
Other	7,478

Total restructuring and repositioning charges incurred to date as of September 30, 2014	$323,692

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of September 30, 2014, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

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

On June 7, 2013, First Tennessee Bank National Association (“FTBNA”), a subsidiary of FHN, acquired substantially all of the assets and assumed substantially all of the liabilities of Mountain National Bank (“MNB”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Excluding purchase accounting adjustments, FHN acquired approximately $452 million in assets, including approximately $249 million in loans excluding loan discounts, and assumed approximately $362 million of MNB deposits. On May 27, 2014, FTBNA entered into an agreement to purchase thirteen bank branches. The purchase of the branches closed on October 17, 2014. FTBNA paid a deposit premium of 3.32 percent based on deposit balances near the time the transaction closed; those balances approximated $440 million. FTBNA acquired an immaterial amount of loans as part of the transaction. On October 21, 2014, FHN entered into an agreement with TrustAtlantic Financial Corporation (“TrustAtlantic Financial”) by which TrustAtlantic Financial will merge into a subsidiary of FHN. At September 30, 2014, TrustAtlantic Financial reported on a consolidated basis, approximately $453 million of total assets and approximately $395 million of total deposits. In the transaction, approximately 75 percent of the shares of TrustAtlantic Financial will be converted into shares of FHN common stock at an exchange ratio of 1.4240 FHN shares for each TrustAtlantic Financial share, and approximately 25 percent of the shares of TrustAtlantic Financial will be converted into cash. At FHN’s stock price of $11.94 per share used to establish the exchange ratio, the aggregate transaction value is estimated to approximate $80 million. The transaction is expected to close in the first half of 2015, subject to the approval of the shareholders of TrustAtlantic Financial as well as regulatory approvals and other customary conditions to closing. Refer to Note 2—Acquisitions and Divestitures for additional information.

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

Non-GAAP Measures

Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratio presented in this filing is the tier 1 common capital ratio. This measure is reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio has become an important measure of the capital strength of banks as demonstrated by its use by banking regulators in reviewing capital adequacy of financial institutions. Non-GAAP measures are not formally defined by GAAP or codified in currently effective federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 Capital is a regulatory term and is generally defined as the sum of core capital (including common equity and certain instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is a regulatory term which includes total assets adjusted for credit and market risk and is used to determine regulatory capital ratios. Refer to Table 23 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the level and length of deterioration in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting FHN directly or affecting its customers, business counterparties or competitors; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”), the Consumer Financial Protection Bureau (“Bureau”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2014, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

For third quarter 2014, FHN reported net income available to common shareholders of $45.3 million or $.19 per diluted share compared to a net loss of $107.5 million or $.45 loss per diluted share in third quarter 2013. For the nine months ended September 30, 2014, FHN reported net income available to common shareholders of $167.0 million or $.71 per diluted share compared to a net loss of $25.6 million or $.11 loss per diluted share for the nine months ended September 30, 2013. The impact on net income available to common shareholders from preferred stock dividends was $1.6 million for third quarters 2014 and 2013 and was $4.7 million and $4.3 million, respectively, for the nine months ended September 30, 2014 and 2013. The improvement in results for the three months ended September 30, 2014, compared to the comparative period of the prior year was driven by decreases in expenses and in the loan loss provision coupled with an increase in revenues. For the nine months ended September 30, 2014, the improvement in results was the result of lower expenses and loan loss provision, which more than offset a decline in revenues.

In third quarter 2014, FHN sold approximately $315 million in UPB of held-for-sale (“HFS”) mortgage loans, which resulted in the recognition of $39.7 million in gains recorded in mortgage banking. Additionally, in third quarter 2014 FHN recorded $50.4 million in pre-tax loss accruals related to legal matters, but these were somewhat offset by $15.0 million in expense reversals related to agreements reached with insurance companies for expenses FHN previously incurred associated with litigation losses in previous periods, resulting in net loss accruals related to legal matters of $35.4 million. In second quarter 2014, FHN recognized $47.1 million in expense reversals related to agreements reached with insurance companies for litigation losses and legal fees associated with a lawsuit FHN settled in 2011 involving the bankruptcy trustee for Sentinel Management Group Inc. Of this amount $38.6 million was recorded as a reduction to losses from litigation and regulatory matters and $8.5 million was recorded as a reduction to legal and professional fees. Also in second quarter 2014, $8.2 million of positive fair value adjustments on the non-performing portion of the held-for-sale portfolio was recognized as a result of new information on market pricing for similar assets. In first quarter 2014, FHN recognized approximately $20 million of previously unrecognized servicing fees in conjunction with mortgage servicing sales, and recorded a $5.6 million gain related to the sale of a cost method investment. Additionally, in first quarter 2014 FHN recognized a net $6.4 million loss on the collapse/deconsolidation of three previously on-balance sheet consumer loan securitizations and $5.7 million of restructuring-related charges. During first quarter 2014 FHN recorded $60.1 million in pre-tax loss accruals related to legal matters, but these were offset by $60.0 million in expense reversals related to agreements reached with insurance companies for expenses FHN previously incurred associated with litigation losses in previous periods, resulting in net loss accruals related to legal matters of $.1 million.

Total revenue for the three and nine months ended September 30, 2014, was $317.4 million and $899.1 million, respectively, compared to $309.3 million and $929.8 million for the three and nine months ended September 30, 2013. The increase in revenue during third quarter 2014 relative to third quarter 2013 was primarily driven by the gain on the HFS mortgage loans, partially offset by a decrease in capital markets income in 2014 relative to 2013. The decline in revenue during the nine months ended September 30, 2014, relative to the prior year was primarily driven by a decrease in capital markets income and net interest income (“NII”), as well as a $4.4 million loss recognized on the extinguishment of debt. These declines were partially mitigated by positive fair value adjustments to the mortgage warehouse valuation recognized during second quarter 2014 and additional servicing fees received in conjunction with the servicing sales. Additionally net securities gains also mitigated a portion of the decrease.

For the three and nine months ended September 30, 2014, expenses decreased 43 percent and 30 percent from the prior year to $246.2 million and $631.7 million, respectively, due to a significant decline in repurchase and foreclosure provision expense due to the resolution of certain legacy selling representation and warranty repurchase obligations in third quarter 2013, as well as decreases in personnel expense, primarily driven by lower capital markets variable compensation. Additionally, decreases in contract employment expenses, and lower FDIC premiums also contributed to the decline in expenses during the three and nine months ended September 30, 2014 relative to the prior year. During third quarter 2014, other expenses were negatively impacted by a net increase in loss accruals related to legal matters relative to third quarter 2013. For the year-to-date period, legal fees were lower resulting from expense reversals associated with the Sentinel matter previously mentioned, but were partially offset by increases in occupancy expense related to restructuring, repositioning, and efficiency initiatives.

On a consolidated basis, credit quality continued to improve in 2014 relative to a year ago, resulting in a $4.0 million decline in the loan loss provision to $6.0 million in third quarter 2014 and a $19.0 million decline in the loan loss provision to $21.0 million for the nine months ended September 30, 2014. Improvement from third quarter 2013 resulted in a 7 percent decline in the allowance for loan losses (“ALLL”), a 26 percent decline in non-performing loans, and a 32 percent decline in net charge-offs from a year ago.

Return on average common equity and return on average assets for third quarter 2014 were 7.99 percent and .83 percent, respectively, compared to negative 20.39 percent and negative 1.69 percent, respectively, in third quarter 2013. During the nine months ended September 30, 2014 and 2013, the return on average common equity was 10.18 percent and negative 1.58 percent, respectively, and the return on average assets was 1.01 percent and negative .07 percent, respectively. The Tier 1 capital ratio was 14.47 percent as of September 30, 2014, compared to 13.28 percent on September 30, 2013. Total period-end assets increased to $24.0 billion on September 30, 2014, from $23.9 billion on September 30, 2013. Average loans increased 1 percent to $15.8 billion in third quarter 2014, and declined 3 percent to $15.4 billion during the nine months ended September 30, 2014 relative to the same periods of 2013. Average core deposits decreased 4 percent and 1 percent to $15.4 billion and $15.7 billion, respectively, in the three and nine months ended September 30, 2014 relative to the same periods in 2013. Period-end and average shareholders’ equity increased to $2.6 billion in 2014 from $2.5 billion in 2013.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $79.6 million during third quarter 2014 compared to $76.3 million in third quarter 2013. The increase in pre-tax income was due to a 3 percent increase in net interest income and a decline in loan loss provision expense which more than offset higher expenses from a year ago. For the nine months ended September 30, 2014, the regional banking pre-tax income was $208.4 million compared to $221.3 million for the nine months ended September 30, 2013. The decline in pre-tax income was driven by an increase in noninterest expenses and loan loss provision expense, which were partially offset by an increase in fee income.

Total revenue increased 2 percent from $213.4 million in third quarter 2013 to $218.0 million in third quarter 2014, primarily driven by an increase in NII. NII was $153.9 million in third quarter 2014 compared to $149.5 million in third quarter 2013. The increase in NII was primarily because of improved deposit pricing compared to third quarter 2013. Fee income increased slightly to $64.2 million in third quarter 2014 from $63.9 million in third quarter 2013. Higher brokerage, management fees, and commission income from the Bank’s wealth management group in 2014 more than offset a decline in fees from deposit transactions compared to a year ago. The increase in brokerage, management fees, and commission income in 2014 is due to FHN’s strategic focus on growing these businesses with new products and offerings, an expanded sales force, and a refined advisory team strategy.

For third quarter 2014, the loan loss provision was $2.2 million compared to $5.2 million from a year ago. Overall provision levels in 2014 relative to 2013 reflect continued favorable trends in the commercial portfolio including favorable grade migration, lower levels of nonperforming loans, and historically low net charge-off levels. Reserves and associated provision expense also consider the current macro-economic environment. The decline in provision in third quarter 2014 compared to 2013 was driven by the credit card and other portfolio while the provision credit of $1.8 million associated with the commercial portfolio was relatively flat compared to 2013. For the quarterly comparative periods, commercial net charge-offs declined from $1.2 million in 2013 to $.2 million in 2014 while consumer net charge-offs increased to $5.9 million in 2014 from $3.2 million in 2013.

Noninterest expense was $136.3 million in third quarter 2014 compared to $132.0 million in third quarter 2013. The increase in expense was attributable to costs associated with consulting projects along with costs incurred for process improvements across the organization. The increase in these costs more than offset a decline in advertising expenses from third quarter 2013 due to branding initiatives last year associated with FTB Advisors. Third quarter 2013 expenses within the bank were also favorably affected by an expense reversal associated with a long-term disability plan design change, a portion of which was allocated to the regional bank.

Total revenue for the nine months ended September 30, 2014 and 2013 was $634.9 million and $629.8 million, respectively, driven by higher fee income. The growth in fee income in 2014 relative to the nine months ended September 30, 2013 was due to a 22 percent increase in fees from the wealth management business as discussed above. Additionally, bankcard income increased in 2014 because $2.8 million of Visa volume incentives were recognized in second quarter. Deposit fee income declined $2.2 million to $80.1 million for the nine months ended September 30, 2014 primarily because of lower cash management fees on commercial deposit products and overall lower managed balances. NII was relatively flat for the nine months ended September 30, 2014 compared to 2013.

For the year-to-date periods, provision expense was $23.6 million in 2014 compared to $15.9 million in 2013. The increase was largely driven by the consumer credit card portfolio primarily due to refinement of the reserving process for the smaller balance credit card portfolio and an uptick in net charge-offs and delinquencies in that portfolio in the first half of 2014. Provision expense associated with the commercial portfolio for the nine months ended September 30, 2014 and 2013 was not material. For the nine months ended September 30, 2014 and 2013, commercial net charge-offs declined from $8.8 million during 2013 to $2.4 million in 2014 while consumer portfolio charge-offs were up by $4.5 million to $14.4 million in 2014.

Noninterest expense for the nine months ended September 30, 2014 was $402.9 million compared to $392.6 million in 2013. The increase in expense was largely attributable to wealth management incentives and strategic hires and retention in growth markets, as well as increases in contract employment, professional fees, and computer software expenses due to a focus on strategic technology-related projects. These increases were partially offset by lower FDIC premium costs and a reduction in allocated personnel expenses.

Capital Markets

Pre-tax income in the capital markets segment was $4.9 million during third quarter 2014 compared to $10.0 million in third quarter 2013. For the nine months ended September 30, 2014, capital markets’ pre-tax income was $62.6 million compared to $41.5 million for the nine months ended September 30, 2013. Pre-tax income for the nine months ended September 30, 2014 was higher when compared with the same period in 2013 because of a $47.1 million expense reversal that was recognized in second quarter 2014 related to the Sentinel litigation matter which was settled in 2011.

Fixed income revenue was $41.2 million in third quarter 2014, down from $54.4 million in third quarter 2013, as average daily revenue (“ADR”) decreased from $.9 million in 2013 to $.6 million in 2014. For the nine months ended September 30, 2014, fixed income revenue was $131.3 million compared to $180.9 million for the nine months ended September 30, 2013. The decline in fixed income revenue in both the quarterly and year-to-date comparative periods reflects less favorable market conditions in 2014 relative to the prior year, as ADR levels continue to be muted due to low rates, low market volatility and uncertainty around the Fed’s monetary policy.

Other product revenue decreased to $6.4 million and $20.8 million for the three and nine months ended September 30, 2014 from $9.9 million and $31.8 million in the respective periods of 2013. The decline in revenue from other products is largely because of a decrease in revenues from loan trading and related activities.

Noninterest expense was $47.9 million and $57.9 million in third quarter 2014 and 2013, respectively and $100.6 million and $179.3 million for the nine months ended September 30, 2014 and 2013, respectively. In addition to the Sentinel-related expense reversals previously mentioned, lower variable compensation expenses, as a result of lower fixed income revenues in 2014, also contributed to the reduction in noninterest expense in 2014 for the quarterly and year-to-date comparative periods.

Corporate

The pre-tax loss for the corporate segment was $27.2 million and $26.8 million during the quarters ended September 30, 2014 and 2013, respectively, and was $63.7 million and $71.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Net interest expense was $12.5 million in third quarter 2014 compared to $11.7 million in third quarter 2013. Noninterest income (including securities gains/losses) decreased $2.4 million to $4.1 million in third quarter 2014 and was largely the result of a decline in deferred compensation income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. Noninterest expense declined $3.0 million to $18.8 million for third quarter 2014 as a result of a decrease in severance costs, deferred compensation expense, and salaries. The impact of these expense declines from third quarter 2013 was partially offset by a $2.3 million increase in negative valuation adjustments that were recognized on the derivatives related to prior sales of Visa Class B shares in 2014 relative to the prior year.

For the nine months ended September 30, 2014, net interest expense was $32.2 million, down slightly from $32.9 million in the same period of 2013. During this period, noninterest income (including securities gains/losses) increased $4.3 million to $22.6 million, driven by a $5.6 million gain associated with the sale of a cost method investment in first quarter 2014 which was partially offset by lower deferred compensation income from a year ago.

Noninterest expense was $54.2 million and $56.5 million for the nine months ended September 30, 2014 and 2013, respectively. The net $2.3 million decrease in expenses was the result of a decline in personnel expenses driven by a decline in severance-related costs, deferred compensation expenses, and salaries. Professional fees associated with various consulting projects and expenses associated with tax credit investments also declined from a year ago. These declines were partially offset by an efficiency-related lease abandonment expense of $4.7 million recognized in 2014, a $4.2 million increase in negative valuation adjustments related to the Visa-related derivatives relative to the prior year, and elevated advertising costs related to FTBNA’s 150th anniversary celebration campaign.

Non-Strategic

The non-strategic segment had pre-tax income of $7.8 million in third quarter 2014, compared to a pre-tax loss of $193.7 million in third quarter 2013. An increase in fee income and a significant decline in expenses contributed to the year-over-year improved results.

Total revenue was $54.9 million and $33.1 million in third quarter 2014 and 2013, respectively. Noninterest income increased $23.7 million in 2014 to $39.6 million while NII declined 11 percent to $15.3 million in 2014 from $17.1 million in the prior year. The decline in NII is primarily due to a 17 percent reduction in average loans from third quarter 2013 as the legacy portfolios continue to run-off.

Mortgage banking income, the primary component of fee income within non-strategic, increased $27.1 million to $41.6 million in third quarter 2014. The net increase was driven by a number of items. First, in third quarter 2014, FHN sold approximately $315 million in unpaid principal balance of mortgage loans held-for-sale that resulted in a $39.7 million valuation gain that was recognized within mortgage banking income. Second, in third quarter 2013, FHN signed a definitive agreement to sell substantially all remaining legacy mortgage servicing, and as a result of the valuation adjustment reflecting the terms of the agreement, positive net hedging results were $12.9 million in third quarter 2013 and were not material in third quarter 2014. Because of the sales of mortgage servicing in fourth quarter 2013 and first quarter 2014, servicing fees declined from $10.9 million in 2013 to $.2 million in 2014.

The provision for loan losses was $3.8 million in third quarter 2014 compared to $4.8 million in 2013.

Noninterest expense declined $178.7 million to $43.2 million in third quarter 2014 from $221.9 million in third quarter 2013 primarily because of significantly lower repurchase and foreclosure provision that was somewhat offset by an increase in loss accruals related to legal matters. Third quarter 2013 included $200.0 million of repurchase and foreclosure provision stemming from the resolution of certain legacy representations and warranty mortgage loan repurchase obligations to a government-sponsored entity (“GSE”). Third quarter 2014 includes $50.2 million of loss accruals associated with certain legal matters. Additionally, 2014 expenses were favorably affected by a $15.0 million expense reversal associated with agreements with insurance companies for the recovery of expenses FHN incurred related to litigation losses in prior periods. Also, $4.3 million of repurchase and foreclosure provision was reversed in 2014 because of a settlement of certain repurchase claims. Contract employment, which primarily includes mortgage subservicing costs, declined $5.5 million to $.8 million as a result of the mortgage servicing sales mentioned above.

Pre-tax income for the nine months ended September 30, 2014 was $39.1 million compared to a pre-tax loss of $203.4 million in 2013. Net interest income decreased $9.1 million to $47.3 million for the nine months ended September 30, 2014 due to a smaller loan portfolio from a year ago.

Noninterest income (including securities gains/losses) was $63.3 million for the nine months ended September 30, 2014 compared to $37.5 million in 2013. During that same period, mortgage banking income increased by $40.2 million to $69.4 million in 2014. The increase was driven by the valuation gains on loan sales mentioned above as well as $8.2 million of favorable valuation adjustments recognized on loans in second quarter 2014 compared with $3.6 million of negative valuation adjustments in 2013. Servicing fees were down $14.4 million in 2014 from $35.3 million a year ago because of the mortgage servicing sales mentioned above. 2014 includes the receipt of approximately $20.0 million in previously unrecognized servicing fees in conjunction with transfers of servicing in first quarter 2014. Net hedging results declined in 2014 as 2013 included favorable valuation adjustments to MSR because of the mark to the sales agreement. The negative impact of runoff on the value of MSR was not material in 2014 compared with $17.0 million in 2013.

Noninterest income for the nine months ended September 30, 2014 compared to 2013 was negatively affected by a number of transactions including a $4.4 million loss on the extinguishment of debt associated with the collapse of two HELOC securitization trusts, a $2.0 million loss on the deconsolidation of a securitization trust, and $3.0 million in securities losses. Additionally, 2013 included $3.5 million of gains from the reversals of previously established lower of cost or market (“LOCOM”) adjustments associated with trust preferred (“TRUP”) loan payoffs.

The provision credit for the nine months ended September 30, 2014 was $2.6 million compared to provision expense of $24.1 million in the same period of 2013. Overall, provision levels in both periods declined relative to the prior year largely because of improvement in and runoff of the consumer real estate portfolio from a year ago. In addition, the C&I portfolio within non-strategic also improved due to dispositions and payoffs of a number of TRUPS that were on interest deferral during these periods.

For the nine months ended September 30, 2014, noninterest expense declined 73 percent to $74.1 million from $273.1 million for the nine months ended September 30, 2013. The significant drivers of year-to-date declines are generally consistent with the variances described above in the quarterly expense trend analysis. During the nine months ended September 30, 2014 loss accruals associated with certain legal matters were $110.4 million, but were partially offset by $75.0 million of expense reversals associated with agreements with insurance companies for the recovery of expenses FHN incurred related to litigation losses in prior periods. Generally, most other expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Total consolidated revenue was $317.4 million in third quarter 2014, up 3 percent from third quarter 2013, largely driven by an increase from mortgage banking activities, partially offset by lower fixed income sales revenue within capital markets. Total expenses decreased in third quarter 2014 relative to third quarter 2013, primarily due to a decline in repurchase and foreclosure provision expense related to a DRA agreement reached with a GSE in 2013 that led to a $200.0 million charge to the provision in the prior year. Also contributing to the decline, personnel expenses decreased in third quarter 2014, relative to third quarter 2013. These declines were partially offset by an increase in expense associated with litigation and regulatory matters in third quarter 2014. For the nine months ended September 30, 2014, total consolidated revenue was $899.1 million compared to $929.8 million during the same period of 2013. The decline in revenues was primarily due to decreases in capital markets fixed income revenue and net interest income, partially offset by an increase from mortgage banking activities. Total expenses decreased 30 percent, or $269.8 million, during the nine months ended September 30, 2014 to $631.7 million, largely driven by the decrease in repurchase and foreclosure provision expense, as well as lower personnel and contract employment expenses.

NET INTEREST INCOME

Net interest income was $159.5 million and $158.8 million in third quarters 2014 and 2013, respectively. For the three months ended September 30, 2014, the increase in NII was largely due to lower deposit rates and an increase in the investment securities portfolio, offset by run-off of the non-strategic loan portfolio. For the nine months ended September 30, 2014, NII was $468.7 million, a 2 percent decline from $480.2 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the decrease in NII was primarily attributable to run-off of the non-strategic loan portfolio and lower balances of loans to mortgage companies, somewhat mitigated by improved deposit pricing, and an increase in the investment securities portfolio. Average earning assets were $21.7 billion and $21.5 billion in third quarters 2014 and 2013, respectively and $21.6 billion and $21.9 billion for the nine months ended September 30, 2014 and 2013, respectively. The increase in average earning assets during third quarter 2014 relative to prior year was primarily driven by increases in the investment securities portfolio and average loan balances, partially offset by declines in interest-bearing cash and capital markets securities inventory. For the nine months ended September 30, 2014 the decline in average earning assets was primarily due to a decrease in average loan balances, but was also impacted by a decline in trading securities balances somewhat offset by an increase in the investment securities portfolio.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin was 2.97 percent in third quarter 2014 and 2013, as declining rates on deposits offset declining loan yields. The net interest spread was 2.85 percent in third quarter 2014, up 2 basis points from 2.83 percent in third quarter 2013. The impact of free funding was 12 basis points in third quarter 2014 down from 14 basis points in third quarter 2013. For the nine months ended September 30, 2014, the net interest margin was 2.94 percent, down from 2.96 percent for the comparable period in 2013. The decline in net interest margin for the nine month period of 2014 was primarily driven by lower yielding commercial loans, run-off of the non-strategic loan portfolios, and lower balances of loans to mortgage companies, somewhat offset by improved pricing on deposits.

Table 1—Net Interest Margin

	Three Months Ended September 30
	2014	2013
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.51%	3.69%
Retail loans	4.01	4.06

Total loans, net of unearned income	3.70	3.85

Loans held-for-sale	4.09	3.23
Investment securities:
U.S. treasuries	0.07	0.09
U.S. government agencies	2.56	2.56
States and municipalities (a)	2.50	0.55
Other	4.04	4.20

Total investment securities	2.61	2.63

Trading securities	3.00	3.01
Other earning assets:
Federal funds sold	0.98	1.01
Securities purchased under agreements to resell (b)	(0.22)	(0.11)
Interest bearing cash	0.19	0.21

Total other earning assets	(0.06)	0.07

Interest income / total earning assets	3.33%	3.41%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.16%	0.20%
Other interest-bearing deposits	0.08	0.09
Time deposits	.90	1.55

Total interest-bearing core deposits	0.19	0.29
Certificates of deposit $100,000 and more (c)	0.59	1.11
Federal funds purchased	0.25	0.25
Securities sold under agreements to repurchase	0.06	0.13
Capital markets trading liabilities	2.41	2.41
Other short-term borrowings	0.20	0.39
Term borrowings	2.25	2.03

Interest expense / total interest-bearing liabilities	0.48	0.58

Net interest spread	2.85%	2.83%
Effect of interest-free sources used to fund earning assets	0.12	0.14

Net interest margin (d)	2.97%	2.97%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	2014 increase driven by the yield on a held-to-maturity (“HTM”) municipal bond.
(b)	Driven by negative market rates on reverse repurchase agreements.
(c)	2014 rate includes the effect of amortizing the valuation adjustment for acquired time deposits related to the MNB acquisition.
(d)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is expected to remain under pressure during the remainder of 2014 as FHN expects interest rates to remain at historically low levels which will result in continued pressure on yields in the loan portfolios. Additionally changes to the balance sheet mix associated with Fed, trading inventory and deposit balances could also affect NIM during the remainder of 2014.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $6.0 million in third quarter 2014 compared to $10.0 million in third quarter 2013. Provision expense for third quarter 2014 was $.9 million for the commercial portfolio compared to a provision credit of $3.5 million a year ago while provision expense associated with the consumer portfolio was $5.1 million in 2014 compared to $13.5 million in 2013. Performance within the commercial and consumer portfolios remained strong and the consumer provision was also favorably affected by run-off within the non-strategic component of the portfolio.

For the nine months ended September 30, 2014 and 2013, the provision for loan losses was $21.0 million and $40.0 million, respectively. The net provision credit associated with the commercial portfolio narrowed to $4.2 million for the nine months ended September 30, 2014 from $7.5 million for the same period of 2013 reflecting strong performance along with historically low net charge-off levels. Provision expense for the nine months ended September 30, 2014 for the consumer portfolio was $25.2 million compared to $47.5 million in 2013. The decrease in provision was largely driven by the non-strategic component of consumer real estate as balances run-off and performance stabilized. This decrease was partially offset by higher provision associated with the refinement of the reserving process for the smaller-balance credit card portfolio in the first half of 2014 and higher delinquencies and net charge-offs in that portfolio from a year ago. For additional information about general asset quality trends refer to Asset Quality—Trend Analysis of Third Quarter 2014 Compared to Third Quarter 2013 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains) was $157.8 million in third quarter 2014 and represented 50 percent of total revenue compared to $150.5 million in third quarter 2013 and 49 percent of total revenue. The increase in noninterest income in third quarter 2014 relative to third quarter 2013 was primarily due to an increase in mortgage banking income and income from brokerage, management fees, and commissions, partially offset by a decline in capital markets fixed income revenue. For the nine months ended September 30, 2014 and 2013, noninterest income (including securities gains) was $430.5 million and $449.5 million, respectively, and represented 48 percent of total revenue in both periods. Noninterest income declined in the nine months ended September 30, 2014, primarily due to lower capital markets fixed income revenue, a loss on the extinguishment of debt and a decrease in income from deposit transactions and cash management, somewhat offset by increases in mortgage banking income, income from brokerage, management fees, and commissions, securities gains, and bankcard income.

Capital Markets Noninterest Income

Capital markets noninterest income declined 26 percent and 28 percent during the three and nine months ended September 30, 2014 to $47.6 million and $152.1 million, respectively. Revenue from fixed income sales was down in both periods reflecting less favorable market conditions in 2014 relative to the prior year due to low rates, low market volatility and uncertainty around the Fed’s monetary policy. Revenue from other products decreased $3.5 million to $6.4 million in third quarter 2014, and decreased $11.0 million to $20.8 million during the nine months ended September 30, 2014, due primarily to a decrease in revenues from loan trading and related activities. Other products revenue for the nine months ended September 30, 2013, also included a $3.5 million gain from the reversal of previously established LOCOM valuation adjustments associated with TRUP loan payoffs within the Non-strategic segment.

Table 2—Capital Markets Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30		Percent Change	September 30		Percent Change
(Dollars in thousands)	2014	2013		2014	2013
Noninterest income:
Fixed income	$41,216	$54,428	(24)%	$131,287	$180,916	(27)%
Other product revenue	6,373	9,855	(35)%	20,822	31,795	(35)%

Total capital markets noninterest income	$47,589	$64,283	(26)%	$152,109	$212,711	(28)%

Mortgage Banking Noninterest Income

Mortgage banking income increased $27.1 million to $41.6 million in third quarter 2014 from $14.5 million in third quarter 2013. During the nine months ended September 30, 2014, mortgage banking income increased $40.0 million to $69.4 million. Mortgage banking income has been primarily comprised of servicing income related to legacy mortgage banking operations and fair value adjustments to the mortgage warehouse. In third quarter 2014, FHN sold approximately $315 million in UPB of HFS mortgage loans, which resulted in a $39.7 million gain recorded in mortgage banking income. In third quarter 2013, FHN signed a definitive agreement to sell substantially all remaining legacy mortgage servicing, with the sales occurring primarily in fourth quarter 2013 and first quarter 2014 which resulted in substantially diminished fees from mortgage servicing.

The increase in mortgage banking income during third quarter 2014 relative to third quarter 2013 was primarily due to the gains on the sales of HFS mortgage loans previously mentioned. Servicing income, which included fees for servicing mortgage loans, changes in the value of servicing assets, results of hedging servicing assets, and the negative impact of runoff on the value of MSR, was historically the largest component of mortgage banking income. In third quarter 2013, total servicing income was $17.8 million and was comprised of $12.9 million of net hedging results and $10.9 million of servicing fees, partially offset by $6.0 million of negative impact to the value of MSR that was attributable to runoff. Net hedging results in 2013 were primarily due to the mark to the terms of the mortgage servicing sales agreement. Servicing income in third quarter 2014 was not material because of the servicing sales.

The increase in mortgage banking income during the nine months ended September 30, 2014 relative to the same period of 2013 was primarily due to the gain on the sale of HFS mortgage loans and positive fair value adjustments to the mortgage warehouse in second quarter reflecting new information on market pricing for similar assets primarily related to the non-performing portion of the HFS portfolio, partially offset by a $2.0 million loss associated with the deconsolidation of a securitization trust. During the nine months ended September 30, 2013, total servicing income was $34.6 million and was comprised of $35.3 million of servicing fees and $16.3 million of net hedging results, partially offset by $17.0 million of negative impact to the value of MSR that was attributable to runoff. Servicing income in 2014 primarily relates to the receipt of approximately $20 million in previously unrecognized servicing fees in conjunction with the servicing sales.

Table 3—Mortgage Banking Noninterest Income

	Three Months Ended			Nine Months Ended
	September 30		Percent Change	September 30		Percent Change
	2014	2013		2014	2013
Noninterest income (thousands):
Origination income	$—	$293	NM	$—	$690	NM
Mortgage warehouse valuation (a)	41,287	(1,441)	NM	50,545	(3,636)	NM
Servicing income/(expense):
Servicing fees (b)	234	10,854	(98)%	20,901	35,265	(41)%
Change in MSR value—runoff	(46)	(5,989)	99%	(760)	(16,980)	96%
Net hedging results (c)	86	12,935	(99)%	613	16,275	(96)%

Total servicing income	274	17,800	(98)%	20,754	34,560	(40)%
Other (d)	(2)	(2,192)	NM	(1,850)	(2,192)	16%

Total mortgage banking noninterest income	$41,559	$14,460	NM	$69,449	$29,422	NM

	As of September 30		Percent Change
	2014	2013
Mortgage banking statistics (millions):
Servicing portfolio—owned (first lien mortgage loans) (e)	$110	$13,784	(99)%

(a)	Three and nine months ended September 30, 2014, include $39.7 million in gains on the sales of HFS mortgage loans. Nine months ended September 30, 2014, also includes $8.2 million of positive fair value adjustments primarily related to the non-performing portion of the HFS portfolio.
(b)	Nine months ended September 30, 2014, represents previously unrecognized servicing fees received in conjunction with the servicing sale.
(c)	Three and nine months ended September 30, 2013, include an increase in net hedging results driven by the terms of the mortgage servicing sale agreement.
(d)	Three and nine months ended September 30, 2013, include a negative adjustment as a result of estimated costs for obligations associated with the agreement to sell servicing.
(e)	Excludes foreclosed assets.

Deposit Transactions and Cash Management

For the three and nine months ended September 30, 2014, deposit transactions and cash management income declined 3 percent to $28.5 million and $82.9 million, respectively. The decrease in both periods was primarily the result of lower cash management fees on commercial deposit products due to price reductions and discounting resulting from increased market competitive price pressure and overall lower managed balances. Additionally, for the nine months ended September 30, 2014, non-sufficient funds (“NSF”) fee income decreased which was influenced by a refinement in sort order processes and by overall changes in consumer behavior.

Securities Gains/Losses

In third quarter 2014, FHN recognized net securities losses of $.9 million which was primarily the result of a loss on the sale of an investment. During the nine months ended September 30, 2014, FHN recognized net securities gains of $2.9 million, as a $5.6 million gain on the sale of a cost method investment in first quarter 2014 more than offset $2.0 million of negative fair value adjustments related to an investment and the $.9 million loss on the sale previously mentioned. Securities gains for the three and nine months ended September 30, 2013 were not material.

Other Noninterest Income

Brokerage, management fees and commissions were $12.3 million and $37.5 million for the three and nine months ended September 30, 2014, up 13 percent and 22 percent, respectively, from $10.9 million and $30.8 million for the three and nine months ended September 30, 2013. The increase in brokerage, management fees and commissions in both periods was due in large part to FHN’s strategic focus on growing these businesses with new products and offerings, an expanded sales force, and a refined advisory team strategy. During third quarter 2014, all other income and commissions decreased to $9.1 million from $11.6 million in third quarter 2013, primarily driven by a $2.2 million decrease in deferred compensation income, which is driven by changes in the market value of the underlying investments.

During the nine months ended September 30, 2014, bankcard income increased 16 percent to $18.0 million primarily related to $2.8 million of Visa volume incentives recognized in second quarter 2014. For the nine months ended September 30, 2014, all other income and commissions decreased to $23.3 million from $31.0 million in the respective period of 2013, primarily driven by a $4.4 million loss on the extinguishment of debt associated with the collapse of two HELOC securitization trusts recognized in first quarter 2014 and a $1.7 million decrease in deferred compensation income. The following table provides detail regarding FHN’s other income.

Table 4—Other Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2014	2013	2014	2013
Other income:
ATM interchange fees	$2,739	$2,680	$7,982	$7,691
Electronic banking fees	1,560	1,607	4,629	4,754
Letter of credit fees	917	1,171	3,753	3,866
Gain/(loss) on repurchases of debt	—	—	(4,350)	—
Deferred compensation	(41)	2,160	1,800	3,475
Other	3,971	3,996	9,461	11,230

Total	$9,146	$11,614	$23,275	$31,016

NONINTEREST EXPENSE

Total noninterest expense decreased 43 percent or $187.4 million to $246.2 million in third quarter 2014, primarily driven by declines in expenses associated with the repurchase and foreclosure provision and personnel expenses, partially offset by an increase in litigation expenses.

During the three and nine months ended September 30, 2014, FHN recorded a $4.3 million reversal of repurchase and foreclosure provision compared to expense of $200.0 million for the three and nine months ended September 30, 2013. The expense reversal in third quarter 2014 relates to the settlement of certain repurchase claims, and the $200.0 million expense recorded in third quarter 2013 stems from the resolution of certain legacy representations and warranty mortgage loan repurchase obligations to a government-sponsored entity.

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, declined $11.5 million to $120.7 million in third quarter 2014. The decrease in personnel expenses relative to third quarter 2013 was driven by a decline in variable compensation associated with lower fixed income sales revenue.

During third quarter 2014, contract employment expenses decreased 44 percent, or $4.0 million, to $5.2 million in third quarter 2014, due to lower mortgage sub-servicing costs associated with the sales of servicing, but partially offset by increases in contract employment associated with technology-related projects within the regional bank. Additionally, legal and professional fees declined $2.2 million to $10.5 million in third quarter 2014 primarily driven by legal matters in the prior year, partially offset by an increase in professional fees related to various consulting projects in 2014, and FDIC premium expense decreased $1.2 million to $3.5 million in third quarter 2014.

In third quarter 2014, total other expense increased $39.0 million to $61.6 million from $22.6 million in third quarter 2013. The increase in other expense is due to $50.4 million in loss accruals related to legal matters, partially offset by $15.0 million of expense reversals associated with agreements with insurance companies for the recovery of expenses FHN incurred related to litigation losses in previous periods. Additionally, in third quarter 2014, FHN recorded $3.2 million of negative valuation adjustments associated with derivatives related to prior sales of Visa class B shares, compared to $.9 million in third quarter 2013.

For the nine months ended September 30, 2014, total noninterest expense decreased 30 percent or $269.8 million to $631.7 million. The decline in expenses was largely driven by a decline in repurchase and foreclosure provision expense previously mentioned, as well as declines in personnel and contract employment expenses.

Personnel expense declined 11 percent, or $42.3 million during the nine months ended September 30, 2014, to $359.6 million. The decrease in personnel expenses in 2014 relative to the nine months ended September 30, 2013, is largely driven by a decline in variable compensation associated with lower fixed income sales revenue and headcount reductions compared to the prior year, as well as several small favorable adjustments related to employee performance equity awards, employee benefits plans, and BOLI deferred compensation benefits.

For the nine months ended September 30, 2014, contract employment expenses declined $12.0 million to $14.8 million consistent with the reasons driving the quarterly decline described above. FDIC premium expense and legal and professional fees declined $7.1 million and $6.3 million to $8.6 million and $31.7 million, respectively, during the nine months September 30, 2014 relative to the same period of 2013. The decline in FDIC premium expense was due in part to $3.3 million of FDIC premium refunds received in second quarter, and the decline in legal and professional fees was largely driven by an $8.5 million legal fee expense reversal associated with the Sentinel legal matter in second quarter 2014.

These decreases were partially offset by increases in occupancy, computer software, and advertising expenses. Occupancy expense increased $4.2 million to $41.9 million during the nine months ended September 30, 2014, which was largely the result of $4.7 million of lease abandonment expense related to efficiency initiatives. Computer software increased $2.2 million to $32.4 million during the nine months ended September 30, 2014 relative to the prior year driven by a focus on technology-related projects. Advertising expense also increased $1.1 million to $14.6 million during the nine months ended September 30, 2014.

All other expenses were $66.4 million and $68.8 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in all other expenses was primarily due to a $9.0 million decline in losses from litigation and regulatory matters due to $110.9 million of loss accruals related to legal matters, partially offset by $113.6 million of expense reversals associated with agreements with insurance companies for the recovery of expenses FHN incurred related to litigation losses in previous periods, partially offset by a $4.2 million increase in negative valuation adjustments associated with the derivatives related to prior sales of Visa Class B shares. The following table provides detail regarding FHN’s other expense.

Table 5—Other Expense

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2014	2013	2014	2013
Other expense:
Litigation and regulatory matters (a)	$35,390	$229	$(2,720)	$6,299
Other insurance and taxes	3,909	3,215	10,178	9,337
Tax credit investments	2,481	3,079	8,008	9,040
Travel and entertainment	2,164	2,400	6,633	6,620
Customer relations	1,406	1,204	4,329	3,737
Employee training and dues	1,194	1,244	3,260	3,727
Supplies	779	950	2,699	2,710
Miscellaneous loan costs	597	1,349	2,150	3,508
Other	13,709	8,961	31,856	23,775

Total	$61,629	$22,631	$66,393	$68,753

(a)	Three and nine months ended September 30, 2014, includes $50.4 million and $110.9 million, respectively, of loss accruals related to legal matters, partially offset by $15.0 million and $113.6 million, respectively, of expense reversals associated with agreements with insurance companies for the recovery of expenses FHN incurred related to litigation losses in previous periods.

INCOME TAXES

FHN recorded an income tax provision of $15.4 million in third quarter 2014 on net pre-tax income, compared to an income tax benefit of $31.1 million in third quarter 2013 based on the loss from continuing operations. During the nine months ended September 30, 2014, FHN recorded an income tax provision of $66.2 million based on pre-tax income compared to an income tax provision of $1.6 million for the first nine months of 2013 based on losses from continuing operations. The effective tax rate for the quarters ended September 30, 2014 and 2013 was approximately 24 percent and 23 percent respectively. The company’s effective tax rate is favorably affected by recurring items such as affordable housing credits, bank-owned life insurance and tax-exempt income. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2014, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $336.2 million and $80.6 million, respectively, resulting in a net DTA of $255.7 million at September 30, 2014, compared with $306.1 million at September 30, 2013.

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

As of September 30, 2014, FHN had federal tax credit carryforwards which will expire in varying amounts between 2030 and 2034, state income tax net operating loss (“NOL”) carryforwards which will expire in varying amounts between 2016 and 2032, and federal capital loss carryforwards, which will expire in 2017. As of September 30, 2014 and 2013, FHN established a valuation allowance of $4.1 million and $12.6 million, respectively, against its state NOL carryforwards and $45.0 million and $51.7 million, respectively, against its capital loss carryforwards. FHN’s DTA after valuation allowance was $336.2 million and $306.1 million as of September 30, 2014 and 2013, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

Generally, restructuring, repositioning, and efficiency charges related to exited businesses are included in the non-strategic segment while charges related to corporate-driven actions are included in the corporate segment. The net charge from restructuring, repositioning, and efficiency activities was $1.0 million in third quarter 2014 compared to $3.4 million in third quarter 2013. For the nine months ended September 30, 2014 and 2013, net charges were $7.4 million and $4.5 million, respectively. The nine months ended September 30, 2014 includes $4.7 million of lease abandonment expense and $2.5 million of severance-related costs. Restructuring and repositioning expense in 2013 included $2.6 million of severance-related costs and $2.2 million of estimated costs for obligations associated with the agreement to sell substantially all remaining legacy mortgage servicing which is reflected in Mortgage banking income.

Charges related to restructuring, repositioning, and efficiency initiatives for the three and nine months ended September 30, 2014 and 2013, are presented in the following table based on the income statement line item affected. See Note 18—Restructuring, Repositioning, and Efficiency for additional information.

Table 6—Restructuring, Repositioning, and Efficiency Initiatives

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2014	2013	2014	2013
Noninterest income:
Mortgage banking	$—	$(2,192)	$9	$(2,192)
Gain on divestiture	—	115	—	115

Total noninterest income/(loss)	—	(2,077)	9	(2,077)

Noninterest expense:
Employee compensation, incentives, and benefits	926	1,160	2,495	2,620
Occupancy	49	38	4,657	416
All other expense	—	369	222	369

Total noninterest expense	975	1,567	7,374	3,405

Income/(loss) before income taxes	(975)	(3,644)	(7,365)	(5,482)
Income/(loss) from discontinued operations	—	250	—	985

Net impact resulting from restructuring, repositioning, and efficiency initiatives	$(975)	$(3,394)	$(7,365)	$(4,497)

STATEMENT OF CONDITION REVIEW

Total period-end assets were $24.0 billion on September 30, 2014, compared to $23.9 billion on September 30, 2013, and $23.8 billion on December 31, 2013. Average assets for the third quarter of 2014 decreased to $23.8 billion from $24.2 billion a year ago and were relatively flat compared to total average assets during fourth quarter 2013. The decline in average assets from a year ago is primarily attributable to a decline in non-earning assets which more than offset an increase in earning assets.

EARNING ASSETS

Earning assets consist of loans, loans HFS, investment securities, and other earning assets such as trading securities and interest-bearing cash. Average earning assets increased to $21.7 billion in 2014 from $21.5 billion a year earlier and increased by $412.5 million from fourth quarter 2013. A more detailed discussion of the major line items follows. Unless otherwise indicated, references below to balances for 2013 refer to period-end balances at September 30, 2013, or average balances for the third quarter of 2013 rather than period-end December 31, 2013, or average for the year 2013 or another period within 2013.

Loans

Period-end loans increased to $15.8 billion as of September 30, 2014 from $15.4 billion on both September 30, 2013 and December 31, 2013. Average loans for third quarter 2014 were $15.8 billion compared to $15.7 billion for third quarter 2013 and $15.3 billion for fourth quarter 2013. The increase in both period-end and average loan balances was due to loan growth within the regional bank which more than offset balance declines within FHN’s run-off portfolios within the non-strategic segment. Loan growth was largely within the regional bank’s commercial portfolios while the decline in balances within non-strategic were largely within the consumer real estate and permanent mortgage portfolios. Loan balance trends between third quarter 2014 and fourth quarter 2013 were generally consistent with those described above, with the exception that average commercial loans increased more significantly because of a fourth quarter drop in average loans to mortgage companies.

Table 7—Average Loans

	September 30, 2014		September 30, 2013		December 31, 2013
		Percent of total		Percent of total		Percent of total	9/30/2014 changes vs
(Dollars in thousands)	Amount		Amount		Amount		9/30/2013	12/31/2013
Commercial:
Commercial, financial, and industrial	$8,395,553	53%	$7,888,297	50%	$7,694,029	50%	6%	9%
Commercial real estate	1,260,715	8	1,215,586	8	1,164,748	8	4%	8%

Total commercial	9,656,268	61	9,103,883	58	8,858,777	58	6%	9%

Retail:
Consumer real estate (a)	5,173,088	33	5,502,825	35	5,400,751	35	(6)%	(4)%
Permanent mortgage (b)	581,876	4	721,554	5	678,938	5	(19)%	(14)%
Credit card, OTC and other	352,133	2	323,551	2	334,887	2	9%	5%

Total retail	6,107,097	39	6,547,930	42	6,414,576	42	(7)%	(5)%

Total loans, net of unearned	$15,763,365	100%	$15,651,813	100%	$15,273,353	100%	1%	3%

(a)	Balances as of September 30, 2014 and 2013, and December 31, 2013, include $83.0 million, $359.1 million, and $342.1 million of restricted and secured real estate loans, respectively.
(b)	Balances as of September 30, 2013, and December 31, 2013, include $12.1 million, and $11.6 million of restricted and secured real estate loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 87 percent of average commercial loans in both third quarters 2014 and 2013, respectively. C&I loans increased 6 percent, or $507.3 million, from third quarter 2013, due to loan growth within the regional bank’s general commercial portfolio and also an increase in asset-based lending. This loan growth was partially offset by a decline in C&I loans within the non-strategic segment which was driven by sales and payoffs of nonaccruing trust preferred loans since third quarter 2013. Commercial real estate loans increased 4 percent or $45.1 million to $1.3 billion in third quarter 2014 because of growth in expansion markets and opportunities with new and existing customers within the regional bank which outpaced the continual wind-down of the non-strategic components.

Average retail loans declined 7 percent, or $440.8 million from a year ago, to $6.1 billion in 2014. The consumer real estate portfolio (home equity lines and installment loans) declined $329.7 million, to $5.2 billion as the continued wind-down of portfolios within the non-strategic segment outpaced a $72.4 million increase in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $139.7 million to $581.9 million in 2014 largely driven by runoff of the legacy assets. Credit Card, OTC, and Other increased $28.6 million to $352.1 million in 2014 due to strategic focus on growing the credit card and other consumer portfolios.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements for public funds, and as a tool for managing risk of interest rate movements. Average investment securities increased 12 percent from $3.2 billion during third quarter 2013 to $3.6 billion during third quarter 2014. Period-end investment securities were $3.5 billion on September 30, 2014 compared to $3.2 billion on September 30, 2013 and represented 16 percent and 15 percent of earning assets at the end of third quarters 2014 and 2013, respectively. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment. See Note 3 – Investment Securities for additional detail.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased government-guaranteed loans), student, small business, and home equity loans. The average balance of loans HFS decreased $59.5 million from 2013 and averaged $318.7 million in 2014. On September 30, 2014 and 2013, loans HFS were $151.9 million and $371.6 million, respectively. The lower balances of both average and period-end loans HFS reflect the third quarter 2014 sales of loans with approximately $315 million in unpaid principal balance.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.0 billion in 2014 compared to $2.3 billion in 2013, primarily driven by a $249.4 million decrease in interest-bearing cash and a

$102.5 million decrease in capital markets securities inventory. Capital markets’ trading inventory fluctuates daily based on customer demand. The average balance of securities purchased under agreements to resell (“asset repos”) increased $50.0 million to $644.0 million for the third quarter 2014. Asset repos are used in capital markets fixed income trading activity and generally correlate with the level of capital markets trading liabilities (short-positions) as securities collateral from repo transactions are used to fulfill trades.

For both periods ended September 30, 2014 and 2013, other earning assets were $2.2 billion.

Non-earning assets averaged $2.1 billion in third quarter 2014, a 20 percent decline from $2.6 billion in third quarter 2013. The decline in non-earning assets is primarily due to declines in servicing advances and MSR due to the sales of substantially all remaining legacy mortgage servicing in fourth quarter 2013 and first quarter 2014, as well as a decline in derivative assets. Additionally, tax and capital markets receivables contributed to a $66.0 million decline in average non-earning assets. As of the periods ended September 30, 2014 and 2013, non-earning assets were $2.3 billion and $2.7 billion, respectively. The decrease in period-end balances was consistent with those described above with the exception that capital markets receivables increased by $114.4 million on a period-end basis.

Core Deposits

Average core deposits declined $607.1 million to $15.4 billion in 2014 from $16.0 billion in 2013. Period-end core deposits were relatively flat between the periods at $15.7 billion. The decrease in average core deposits was primarily driven by FHN’s decision to decrease Promontory insured deposits. Promontory is a network offering an FDIC-insured deposit sweep program where financial institutions can receive unsecured deposits for the long-term (several years) and in larger-dollar increments.

Short-Term Funds

Average short-term funds (certificates of deposit greater than $100,000, federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) increased $606.6 million to $3.6 billion for the third quarter 2014. The increase was driven by higher levels of borrowings from the Federal Home Loan Bank (“FHLB”), partially offset by declines in jumbo certificates of deposits, FFP, and securities sold under agreements to repurchase. The increased level of FHLB borrowings was primarily because of deposit fluctuations combined with loan growth. Average FFP, which currently is composed primarily of funds from correspondent banks, was $1.0 billion in 2014 compared to $1.1 billion in 2013. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers while capital markets’ trading liabilities fluctuate based on expectations of customer demand. On average, short-term purchased funds accounted for 18 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in third quarter 2014 compared to 14 percent in 2013. Period-end short-term funds increased $221.3 million from $3.0 billion on September 30, 2013 to $3.2 billion on September 30, 2014. The increase in period-end balances reflects higher FHLB borrowings which more than offset lower FFP, jumbo CD’s, and trading liabilities.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Term borrowings were $1.5 billion compared to $1.8 billion as of September 30, 2014 and 2013, respectively. Average balances for both third quarter periods were the same as period-end. The decrease in both the average and period-end balance of term borrowings primarily relates to a decline in restricted/secured borrowings due to the collapse/deconsolidation of three previously consolidated on-balance sheet consumer loan securitizations in first quarter 2014.

Non Interest-bearing Liabilities

Average non interest-bearing liabilities declined $244.2 million from third quarter 2013 to $635.2 million in 2014. The largest declines were within the pension fund liability driven by changes resulting from the annual measurement between 2013 and 2014, the repurchase and foreclosure reserve due to charge-offs against the liability since last year, derivative liabilities, and capital markets’ payables. Period-end non interest-bearing liabilities increased $8.6 million to $999.1 million on September 30, 2014 from a year earlier. The declines described above that affected the average balances also affected period-end balances with the exception of a $276.2 million increase in period-end capital markets payables and a $45.4 million increase in other accrued liabilities – mainly because of litigation accruals. Capital markets payables can fluctuate at any given time based on the level of pending unsettled trades.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.6 billion in third quarter 2014 compared to $2.5 billion in third quarter 2013. Average equity increased between periods primarily due to the impact of net income on retained earnings and a favorable decline in the effects of pensions within other comprehensive income. Period-end equity was $2.6 billion on September 30, 2014 compared to $2.4 billion on September 30, 2013, and was driven by the same factors mentioned above, partially offset by shares that were repurchased under the 2014 share repurchase program mentioned below.

In fourth quarter 2011, FHN launched a share repurchase program which enabled FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. As of December 31, 2013, this program had authorized total purchases of up to $300 million and FHN had repurchased $262.7 million of common shares under this program. In January 2014, FHN’s board of directors terminated this share repurchase program and approved a new share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, again subject to certain conditions. The current program authorizes total purchases of up to $100 million and expires on January 31, 2016. During third quarter 2014, FHN repurchased $24.0 million of common shares under this program.

The following tables provide a reconciliation of Shareholder’s equity from the Consolidated Condensed Statements of Condition to Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2014	September 30, 2013	December 31, 2013
Shareholders’ equity	$2,326,510	$2,137,862	$2,205,320
Regulatory adjustments:
Goodwill and other intangibles	(128,105)	(132,517)	(133,013)
Net unrealized (gains)/losses on AFS securities	(4,451)	(11,164)	11,228
Minimum pension liability	137,143	187,544	138,768
Noncontrolling interest—FTBNA preferred stock	294,816	294,816	294,816
Trust preferred	200,000	200,000	200,000
Disallowed servicing assets	(252)	(7,477)	(4,638)
Disallowed deferred tax assets	(42,406)	(113,485)	(93,399)
Other	(108)	(438)	(106)

Tier 1 capital	$2,783,147	$2,555,141	$2,618,976
Tier 2 capital	338,212	449,100	444,655

Total regulatory capital	$3,121,359	$3,004,241	$3,063,631

	September 30, 2014		September 30, 2013		December 31, 2013
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Tier 1
First Horizon National Corporation	14.47%	$2,783,147	13.28%	$2,555,141	13.87%	$2,618,976
First Tennessee Bank National Association (a)	16.57	3,159,633	15.33	2,922,639	15.99	2,991,866
Total
First Horizon National Corporation	16.22	3,121,359	15.62	3,004,241	16.23	3,063,631
First Tennessee Bank National Association (a)	18.34	3,495,706	17.67	3,369,679	18.36	3,434,410
Tier 1 Common (b)
First Horizon National Corporation	11.40	2,192,707	10.21	1,964,701	10.75	2,028,536

(a)	Excluding financial subsidiaries, FTBNA’s Tier 1 and Total Capital ratios were 16.46 percent and 17.30 percent, respectively, at September 30, 2014.
(b)	Refer to the Non-GAAP to GAAP Reconciliation – Table 23.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. In 2014, for an institution the size of FHN to qualify as well-capitalized, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6 percent, 10 percent, and 5 percent, respectively. As of September 30, 2014, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Capital ratios increased in third quarter 2014 relative to third quarter 2013 primarily due to the impact of net income less dividends on retained earnings and a favorable decline in the regulatory adjustment for disallowed DTAs. The Total Capital ratios for both FHN and FTBNA were negatively impacted by a reduction in the amount of Tier 2 qualifying subordinated debt as that debt approaches maturity. Through 2014, capital ratios are expected to remain strong and significantly above current well-capitalized standards. Refer to the discussion of rules that will impact capital ratios for the industry in the Market Uncertainties and Prospective Trends section of MD&A.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during third quarter 2014:

Table 9—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2014
July 1 to July 31	—	N/A	—	31,354
August 1 to August 31	1	$11.69	1	31,354
September 1 to September 30	—	N/A	—	31,354

Total	1	$11.69	1

N/A - Not applicable

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This action consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On September 30, 2014, the maximum number of shares that may be purchased under the program was 31.4 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2014.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2014
July 1 to July 31	—	N/A	—	$100,000
August 1 to August 31	971	$11.76	971	$88,580
September 1 to September 30	1,025	12.30	1,025	$75,974

Total	1,996	$12.04	1,996

N/A - Not applicable

Other Programs:

•	On January 22, 2014, FHN announced a $100 million share purchase authority that would expire on January 31, 2016. As of September 30, 2014, $24.0 million in purchases had been made under this authority at an average price per share of $12.02 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY—TREND ANALYSIS OF THIRD QUARTER 2014 COMPARED TO THIRD QUARTER 2013

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Retail loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (36 percent of total loans), the majority of which is in the consumer real estate portfolio (32 percent of total loans). Industry concentrations are discussed under the heading C&I below. Key asset quality metrics for each of these portfolios can be found in Table 12 – Asset Quality by Portfolio.

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s 2013 Annual Report on Form 10-K in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 33. FHN has recently adopted credit underwriting guidelines to enable a limited amount of non-recourse lending within the CRE portfolio. There were no other material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings in 2014.

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

At acquisition, FHN designated certain loans as purchased credit-impaired (“PCI”) loans. PCI loans are loans that have experienced deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured. FHN considered several factors when determining whether a loan met the definition of a PCI loan at the time of acquisition including accrual status, loan grade, delinquency trends, prior charge-offs, as well as both originated versus refreshed credit scores and ratios when available. On September 30, 2014, the unpaid principal balance and the carrying value of PCI loans were $49.9 million and $37.3 million, respectively. These loans were initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flows include all contractually expected amounts and incorporate an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. To the extent possible, certain PCI loans were aggregated with composite interest rate and cash flows expected to be collected for the pool. Aggregation into loan pools is based on common risk characteristics that include similar credit risk or risk ratings, and one or more predominant risk characteristics. Generally, FHN pooled loans with smaller balances and common internal loan grades and portfolio types. Subsequent to the initial accounting at acquisition, each PCI pool is accounted for as a single unit.

PCI loans are not reported as nonperforming/nonaccrual loans due to the accretion of interest income. Additionally, PCI loans that have been pooled and subsequently modified are not reported as troubled debt restructurings since each pool is the unit of measurement. A majority of the PCI loans are included in the commercial real estate portfolio segment.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $8.5 billion on September 30, 2014, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The following table provides the composition of the C&I portfolio by industry as of September 30, 2014 and 2013. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10—C&I Loan Portfolio by Industry

	September 30, 2014		September 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$1,854,949	22%	$1,659,289	22%
Loans to mortgage companies	957,641	11	732,701	9
Wholesale trade	769,249	9	650,013	8
Healthcare	761,934	9	766,046	10
Manufacturing	631,657	8	689,042	9
Real estate rental & leasing (a)	543,270	6	485,810	6
Public Administration	520,266	6	352,082	5
Retail trade	502,134	6	483,889	6
Other (transportation, education, arts, entertainment, etc) (b)	1,936,229	23	1,928,070	25

Total C&I loan portfolio	$8,477,329	100%	$7,746,942	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent for 2014 and 2013.

As of September 30, 2014, finance and insurance, the largest component, represents 22 percent of the C&I portfolio. The balances of loans to mortgage companies were 11 percent of the C&I portfolio and include balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies exclusively for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Thirty-three percent of FHN’s C&I portfolio (Finance and Insurance plus Loans to Mortgage Companies) could be affected by items that uniquely impact the financial services industry. Except as discussed under “Finance and Insurance”, on September 30, 2014, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component of the C&I portfolio includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. The TRUPS portfolio has been stressed over the last few years but has seen the stronger borrowers stabilize as there have been upgrades within the TRUPS and bank stock portfolio and also favorable resolutions. Finance and Insurance also includes approximately $876 million of asset-based lending to consumer financing companies which have accounted for the growth in the finance and insurance component in 2014.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of September 30, 2014, two TRUPS relationships (one bank and one insurance) were on interest deferral, down from five in 2013, due to both sales and payoffs.

As of September 30, 2014, the unpaid principal balance (“UPB”) of trust preferred loans totaled $364.9 million ($208.7 million of bank TRUPS and $156.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $51.9 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPS of $26.2 million, total reserves (ALLL plus the LOCOM) for TRUPS and other bank-related loans were $30.3 million or 7 percent of outstanding UPB.

C&I Asset Quality Trends

During 2014, performance of the C&I portfolio continued to improve although at a slower pace than in 2013, with a positive shift in the risk rating assignments and lower loss rates. Due to aggregate portfolio improvement, the ALLL declined by $21.5 million to $69.9 million as of September 30, 2014. The allowance as a percentage of period-end loans declined to .82 percent in 2014 from 1.18 percent in 2013. The decline was related to a lower ALLL because of aggregate improvement from a year ago and reduction of TRUPS loans that were on interest deferral from a year ago. Net charge-offs were at historically low levels in both 2014 and 2013, with net recoveries of $1.5 million in September 30, 2014 compared to net charge-offs of $1.6 million in September 30, 2013. The allowance to net charge-offs ratio was not meaningful in third quarter 2014 due to the net recoveries compared to 14.16 times net charge-offs in third quarter 2013. Nonperforming C&I loans decreased $61.3 million to $41.4 million on September 30, 2014 with the regional bank contributing to 60 percent of the decline. The resolution of four TRUPS loans that were on interest deferral contributed to the remaining decline of 40 percent. The nonperforming loan (“NPL”) ratio decreased to .49 percent in September 30, 2014 from 1.33 percent in September 30, 2013.

Commercial Real Estate

The CRE portfolio was $1.3 billion on September 30, 2014. This portfolio is segregated between income CRE loans which consist of loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and approximately $45 million of residential CRE loans. Subcategories of income CRE consist of multi-family (32 percent), retail (21 percent), office (15 percent), industrial (12 percent), hospitality (9 percent), land/land development (4 percent), and other (7 percent). A substantial portion of the income CRE class was originated through and continues to be managed by the regional bank. The income CRE loans showed improvement as property stabilization and strong sponsors have positively affected performance. FHN does not capitalize interest or fund interest on distressed properties. The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family detached homes, condominiums, and town homes.

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

CRE Asset Quality Trends

CRE loans continued to steadily improve in third quarter 2014. Allowance as a percentage of loans increased to 1.21 percent in 2014 from .94 percent in 2013. The level of allowance increased $4.5 million from 2013 to $15.5 million in third quarter 2014. On September 30, 2014, the allowance included $2.7 million of reserves specifically allocated to PCI loans. Net charge-offs were $1.5 million in September 30, 2014 compared to net recoveries recognized in September 30, 2013. The level of nonperforming loans decreased 43 percent to $14.2 million as of September 30, 2014 from September 30, 2013, or to 1.11 percent of total CRE loans. The decline in nonperforming loans is primarily attributable to the regional banking portion of the portfolio. Delinquencies were down by $2.9 million to $4.2 million in 2014.

RETAIL LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $5.1 billion on September 30, 2014, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated per amendments to ASC 810). The largest geographical concentrations of balances as of September 30, 2014, are in Tennessee (58 percent) and California (9 percent) with no other state representing greater than 3 percent of the portfolio. At origination, approximately 54 percent of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 743 and refreshed FICO scores averaged 736 as of September 30, 2014. Generally, performance of this portfolio is affected by life events when borrowers have been impacted, the level of unemployment, and home prices.

HELOCs comprise $2.6 billion of the consumer real estate portfolio. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of September 30, 2014, approximately 75 percent of FHN’s HELOCs are in the draw period. Based on when draw periods are scheduled to end per the line agreement, it is expected that $1.3 billion, or 70 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are being contacted proactively early in the process. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11—HELOC Draw To Repayment Schedule

	September 30, 2014		September 30, 2013
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$388,756	20%	$233,544	11%
13-24	302,578	16	409,135	19
25-36	337,836	18	329,839	15
37-48	198,607	10	373,098	17
49-60	118,113	6	221,635	10
>60	573,573	30	633,926	28

Total	$1,919,463	100%	$2,201,177	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio was relatively stable in 2014 when compared with 2013. The ALLL decreased $2.4 million to $118.4 million in 2014 as a $4.4 million decrease in the allowance within the non-strategic segment was partially offset by increased reserves within the regional bank. The allowance as a percentage of loans was 2.31 percent of loans as of September 30, 2014 compared to 2.21 percent as of September 30, 2013. The balance of nonperforming loans was $123.5 million and $122.0 million as of September 30, 2014 and 2013, respectively. Loans delinquent 30 or more days and still accruing declined to 1.04 percent of the consumer real estate portfolio in 2014 from 1.05 percent in 2013 primarily due to runoff of the non-strategic segment and new originations within the bank to stronger borrowers, loss mitigation activities and improved overall performance. The net charge-offs ratio decreased 27 basis points to .60 percent of average loans in 2014. The decline was related to improved borrower performance as well as stronger underlying collateral values and enhanced recovery efforts.

Permanent Mortgage

The permanent mortgage portfolio was $.6 billion on September 30, 2014. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. Approximately 26 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse. Natural run-off contributed to a majority of the net $124.9 million decrease in portfolio balances from 2013.

The ALLL decreased $5.3 million to $20.2 million as of September 30, 2014. TDR reserves comprise a significant majority of the ALLL for the permanent mortgage portfolio. Accruing delinquencies decreased by $1.7 million to $15.7 million. NPLs decreased by $3.0 million to $34.0 million in 2014 from 2013. Net charge-offs were $.4 million in 2014 compared to $.5 million during 2013.

Credit Card and Other

The credit card and other portfolios were $.4 billion on September 30, 2014, and primarily include credit card receivables, other consumer-related credits, and automobile loans. In 2014, FHN charged-off $2.8 million of credit card and other consumer loans compared with $2.1 million during 2013. The allowance increased to $14.7 million as of September 30, 2014 from $7.0 million in 2013 and was largely due to refinement of the reserving process in early 2014 and an uptick in net charge-offs and delinquencies from a year ago. Loans 30 days or more delinquent increased from 1.11 percent in 2013 to 1.44 percent in 2014.

The following table provides additional asset quality data by loan portfolio:

Table 12—Asset Quality by Portfolio

	September 30
	2014	2013
Key Portfolio Details
C&I
Period-end loans ($ millions)	$8,477	$7,747
30+ Delinq. % (a)	0.10%	0.11%
NPL %	0.49	1.33
Charge-offs % (qtr. annualized)	NM	0.08
Allowance / loans %	0.82%	1.18%
Allowance / charge-offs	NM	14.16x
Commercial Real Estate
Period-end loans ($ millions)	$1,278	$1,174
30+ Delinq. % (a)	0.33%	0.60%
NPL %	1.11	2.13
Charge-offs % (qtr. annualized)	0.47	NM
Allowance / loans %	1.21%	0.94%
Allowance / charge-offs	2.64x	NM
Consumer Real Estate
Period-end loans ($ millions)	$5,131	$5,458
30+ Delinq. % (a)	1.04%	1.05%
NPL %	2.41	2.23
Charge-offs % (qtr. annualized)	0.60	0.87
Allowance / loans %	2.31%	2.21%
Allowance / charge-offs	3.83x	2.54x
Permanent Mortgage
Period-end loans ($ millions)	$573	$698
30+ Delinq. % (a)	2.73%	2.48%
NPL %	5.93	5.30
Charge-offs % (qtr. annualized)	0.25	0.29
Allowance / loans %	3.53%	3.66%
Allowance / charge-offs	14.17x	12.26x
Credit Card and Other
Period-end loans ($ millions)	$353	$332
30+ Delinq. % (a)	1.44%	1.11%
NPL %	0.20	0.42
Charge-offs % (qtr. annualized)	3.19	2.61
Allowance / loans %	4.17%	2.09%
Allowance / charge-offs	1.31x	0.82x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 7 percent to $238.6 million on September 30, 2014, from $255.7 million on September 30, 2013. The allowance attributable to individually impaired loans was $66.2 million compared to $74.6 million on September 30, 2014 and 2013, respectively. FHN also had $2.8 million of reserves associated with PCI loans as of September 30, 2014. Continued aggregate improvement in borrowers’ financial conditions in 2014 and proactive management of problem credits contributed to the decline in the ALLL from a year ago. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.51 percent on September 30, 2014, from 1.66 percent on September 30, 2013.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 40 percent to $6.0 million for the three months ended September 30, 2014 from $10.0 million in 2013. On a consolidated basis, credit quality continued to improve from a year ago due to overall improvement in the commercial portfolio and stabilization of consumer real estate portfolios although the smaller-balance credit card and other portfolio had higher delinquencies and net charge-offs in 2014.

FHN expects asset quality trends to be relatively stable for the remainder of 2014 and early 2015; that expectation depends upon a continued economic recovery, among other things, which may or may not occur. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible. The CRE portfolio should be relatively stable as FHN has observed property values stabilizing. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Continued improvement in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends, and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs were $11.0 million in 2014 compared with $16.2 million in 2013. The ALLL was 5.47 times net charge-offs for 2014 compared with 3.97 times net charge-offs for 2013 and the net charge-offs to average loans ratio decreased from .41 percent in 2013 to .28 percent in 2014 due to a 32 percent decline in net charge-offs.

Commercial loan net charge-offs were $0 in 2014 compared to $1.6 million in 2013 as commercial net charge-offs remain at historically low levels.

Net charge-offs of consumer real estate loans declined $4.2 million to $7.8 million in 2014, with all of the decline attributable to the non-strategic segment which more than offset a $2.1 million increase within the regional bank. The decline was due in part to improvement in the portfolio, stabilizing collateral values, and enhanced recovery efforts. Permanent mortgage net charge-offs declined $0.2 million and credit card and other net charge-offs increased $.7 million from a year ago.

The following table provides consolidated asset quality information for the three months ended September 30, 2014 and 2013:

Table 13—Asset Quality Information

	Three Months Ended September 30
(Dollars in thousands, except as otherwise noted)	2014	2013
Allowance for loan losses:
Beginning balance on June 30	$243,628	$261,934
Provision for loan losses	6,000	10,000

Charge-offs	(23,684)	(26,046)
Recoveries	12,697	9,822

Ending balance on September 30 (Restricted—$.8 million on September 30, 2014, and $3.2 million on September 30, 2013)	$238,641	$255,710

Reserve for remaining unfunded commitments	2,313	2,956
Total allowance for loan losses and reserve for unfunded commitments	$240,954	$258,666

	As of September 30
Nonperforming Assets by Segment	2014	2013
Regional Banking:
Nonperforming loans (a)	$70,805	$118,507
Foreclosed real estate (b)	25,404	33,593

Total Regional Banking	96,209	152,100

Non-Strategic:
Nonperforming loans (a) (c)	139,038	164,534
Nonperforming loans held-for-sale after fair value adjustment (d)	7,931	65,972
Foreclosed real estate (b)	9,857	16,437

Total Non-Strategic	156,826	246,943

Corporate:
Nonperforming loans (a)	3,903	5,001

Total Corporate	3,903	5,001

Total nonperforming assets (a)	256,938	404,044

Loans and commitments:
Total period-end loans, net of unearned income (Restricted—$.1 billion on September 30, 2014 and 2013)	$15,812,017	$15,408,556
Less: Insured retail residential and construction loans (e)	(7,485)	(23,349)

Loans excluding insured loans	$15,804,532	$15,385,207
Foreclosed real estate from government insured mortgages	12,735	21,596
Potential problem assets (f)	286,252	412,435
Loans 30 to 89 days past due	57,432	60,324
Loans 30 to 89 days past due—guaranteed portion (g)	133	139
Loans 90 days past due (h)	28,882	33,846
Loans 90 days past due—guaranteed portion (g) (h)	41	371
Loans held-for-sale 30 to 89 days past due (d)	7,032	13,693
Loans held-for-sale 30 to 89 days past due—guaranteed portion (d) (g)	6,599	11,404
Loans held-for-sale 90 days past due (d) (h)	28,904	38,709
Loans held-for-sale 90 days past due—guaranteed portion (d) (g) (h)	26,980	37,092
Remaining unfunded commitments	7,411,045	7,550,487
Average loans, net of unearned (Restricted—$.1 billion on September 30, 2014 and 2013)	$15,763,365	$15,651,813

Allowance and net charge-off ratios
Allowance to total loans	1.51%	1.66%
Allowance to nonperforming loans in the loan portfolio	1.12x	0.89x
Allowance to loans excluding insured loans	1.51%	1.66%
Allowance to annualized net charge-offs	5.47x	3.97x
Nonperforming assets to loans and foreclosed real estate (i)	1.57%	2.19%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.35%	1.87%
Total annualized net charge-offs to average loans (j)	0.28%	0.41%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes loans that are 90 or more days past due and still accruing interest.
(b)	Excludes foreclosed real estate from government-insured mortgages.
(c)	The decrease is primarily related to the TRUPS sales and payoffs.
(d)	The decline is due to the third quarter 2014 sale of mortgage loans. The amounts as of September 30, 2013 in this table have been re-presented net of the fair value adjustment. In 2013, the amounts were presented gross, before the fair value adjustment.
(e)	Whole-loan insurance has been obtained on certain retail residential and construction loans.
(f)	Includes past due loans.
(g)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(h)	Amounts are not included in nonperforming/nonaccrual loans.
(i)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(j)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis if FHN continues to receive payments but there are atypical loan structures or other borrower-specific issues. Included in nonaccruals are loans in which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and second liens, regardless of delinquency status, behind first liens that are 90 or more days past due or are TDRs. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”).

Total nonperforming assets (including NPLs HFS) decreased to $256.9 million on September 30, 2014, from $404.0 million on September 30, 2013. Nonperforming assets (excluding NPLs HFS) decreased to $249.0 million on September 30, 2014, from $338.1 million on September 30, 2013. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to 1.57 percent in 2014 from 2.19 percent in 2013 due to a 26 percent decline in portfolio nonperforming assets in 2014. Portfolio nonperforming loans declined $74.3 million to $213.7 million on September 30, 2014, largely driven by improvement in the C&I portfolio.

Nonperforming C&I loans decreased to $41.4 million in 2014 from $102.7 million in 2013. Resolutions of TRUPS loans contributed to $33.3 million of the year-over-year decline. The decline was partially offset by an insurance TRUP that elected interest deferral in third quarter 2014. The remaining decline was in the regional bank due to resolutions on larger loans and regular payments on smaller loans. The inflow into NPLs has also slowed down considerably. Commercial real estate NPLs decreased $10.8 million to $14.2 million in 2014. Consumer nonperforming loans decreased to $158.2 million from $160.3 million in 2013, mainly due to the decline in the permanent mortgage portfolio. Nonperforming loans classified as HFS decreased $58.0 million to $7.9 million on September 30, 2014 due to the sale of mortgage loans HFS in third quarter 2014. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.

The ratio of ALLL to NPLs in the loan portfolio increased to 1.12 times in 2014 compared to .89 times in 2013, driven by lower nonperforming loans. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded. Additionally, a majority of FHN’s loans in held-for-sale are accounted for under the fair value option. As a result, losses related to nonperforming HFS loans have been recognized by FHN directly through the income statement.

The following table provides nonperforming loans both before and after partial charge-offs, LOCOM, and negative fair value adjustments previously taken as of September 30, 2014 and 2013.

Table 14—Nonperforming Loans

	September 30
(Dollars in thousands)	2014	2013
Held-to-maturity:
Gross nonperforming loans	$284,084	$373,807
Less: Partial charge-offs	(69,723)	(82,519)
Less: LOCOM	(615)	(3,246)

Net nonperforming loans	$213,746	$288,042

Held-for-sale:
Gross nonperforming loans	$14,945	$145,952
Less: Fair value mark	(6,853)	(78,000)
Less: LOCOM	(161)	(1,980)

Net nonperforming loans	$7,931	$65,972

Total net nonperforming loans including held-for-sale	$221,677	$354,014

Table 15 provides an activity rollforward of foreclosed real estate balances for September 30, 2014 and 2013. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $35.3 million as of September 30, 2014, from $50.0 million as of September 30, 2013 as FHN has continued efforts to avoid foreclosures by restructuring loans and working with borrowers and also executing foreclosed real estate sales. Additionally property values have stabilized which also affect the balance of foreclosed real estate. Negative adjustments to the fair value of foreclosed assets increased $.4 million between the periods to $.7 million for the three months ended September 30, 2014. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 15—Rollforward of Foreclosed Real Estate

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance (a)	$38,781	$51,342	$45,753	$41,767
Valuation adjustments	(707)	(327)	(2,098)	(3,278)
New foreclosed property	5,505	5,664	17,010	14,481
Acquired foreclosed property (b)	—	—	—	22,364
Capitalized expenses	—	—	—	23
Disposals:
Single transactions	(7,899)	(6,649)	(24,083)	(25,327)
Bulk sales	(419)	—	(1,321)	—

Ending balance, September 30 (a)	$35,261	$50,030	$35,261	$50,030

(a)	Excludes foreclosed real estate related to government insured mortgages.
(b)	Foreclosed assets were acquired through the MNB acquisition in second quarter 2013.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing decreased to $28.9 million on September 30, 2014, from $33.8 million on September 30, 2013. The decrease was driven by permanent mortgage and consumer real estate portfolios and offset by increases in C&I and credit card and other portfolios. Loans 30 to 89 days past due decreased $2.9 million to $57.4 million on September 30, 2014. The decline in loans past due 30-89 days is largely attributable to the consumer real estate portfolio and the commercial portfolios because of aggregate improved performance and loss mitigation activities. These decreases were somewhat offset by an increase in delinquencies within the permanent mortgage and credit card and other portfolios.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $286.3 million on September 30, 2014, and $412.4 million on September 30, 2013. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

On September 30, 2014 and 2013, FHN had $346.0 million and $369.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $60.9 million and $61.3 million, or 18 percent and 17 percent of TDR balances, as of September 30, 2014 and 2013, respectively. Additionally, FHN had $83.1 million and $133.9 million of loans HFS as of September 30, 2014 and 2013, respectively, that were classified as TDRs. The commercial and consumer portfolio TDRs decreased by $23.4 million. The HFS TDRs decreased by $50.8 million from a year ago mainly due to the sale of mortgage loans HFS in third quarter 2014.

The following table provides a summary of TDRs for the periods ended September 30, 2014 and 2013:

Table 16—Troubled Debt Restructurings

	As of September 30, 2014		As of September 30, 2013
(Dollars in thousands)	Number	Amount	Number	Amount
Held-to-maturity:
Permanent mortgage:
Current	183	$90,292	181	$96,264
Delinquent	7	5,177	8	5,296
Non-accrual (a)	116	23,067	134	26,564

Total permanent mortgage	306	118,536	323	128,124

Consumer real estate:
Current	1,049	109,029	967	108,024
Delinquent	43	4,483	44	4,128
Non-accrual (b)	1,252	61,020	1,372	58,249

Total consumer real estate	2,344	174,532	2,383	170,401

Credit card and other:
Current	203	500	276	593
Delinquent	12	48	18	55
Non-accrual	—	—	—	—

Total credit card and other	215	548	294	648

Commercial loans:
Current	26	31,666	26	22,016
Delinquent	—	—	—	—
Non-accrual	34	20,731	53	48,220

Total commercial loans	60	52,397	79	70,236

Total held-to-maturity	2,925	346,013	3,079	369,409

Held-for-sale: (c)
Current	369	54,535	460	76,247
Delinquent	157	24,361	189	31,210
Non-accrual (d)	31	4,193	231	26,452

Total held-for-sale	557	83,089	880	133,909

Total troubled debt restructurings	3,482	$429,102	3,959	$503,318

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of September 30, 2014 and 2013 include $7.6 million and $11.1 million, respectively, of discharged bankruptcies.
(b)	Balances as of September 30, 2014 and 2013 include $19.7 million and $30.0 million, respectively, of discharged bankruptcies.
(c)	Loans HFS are reported net of negative fair value adjustments.
(d)	Balances as of September 30, 2014 and 2013 include $4.5 million and $13.9 million, respectively, of discharged bankruptcies.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 17—VaR and SVaR Measures

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014			As of September 30, 2014
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$554	$1,043	$369	$1,044	$2,072	$369	$461
SVaR	4,175	6,287	2,672	3,408	6,287	1,915	3,072
10-day
VaR	1,678	3,777	743	3,439	7,105	743	1,344
SVaR	15,620	21,233	9,699	12,439	21,233	5,574	11,866

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013			As of September 30, 2013
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,237	$1,886	$597	$1,495	$3,145	$597	$1,092
SVaR	2,894	4,072	1,658	4,712	9,991	1,658	2,900
10-day
VaR	4,017	5,844	1,519	4,614	10,297	1,519	4,205
SVaR	8,564	22,731	3,921	13,485	25,423	3,921	8,210

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 18- Schedule of Risks Included in VaR

	As of September 30, 2014		As of September 30, 2013
(Dollars in Thousands)	1-day	10-day	1-day	10-day
Interest rate risk	$578	$1,463	$637	$1,845
Credit spread risk	517	1,002	772	2,367

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

The simulation models used to analyze net interest income create various at-risk scenarios looking at assumed increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At September 30, 2014, the interest rate environment remained at a low level. Under these market conditions, traditional scenarios estimating the impact of declining rates are not meaningful. Accordingly, declining rate shock scenarios (including minus 25 basis points and minus 200 basis points) were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve. Based on the rate sensitivity position on September 30, 2014, net interest income exposure over the next 12 months to a rate shock of plus 200 basis points is estimated to be a favorable variance of approximately 11.2 percent of base net interest income. A flattening yield curve scenario, where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of approximately 1.4 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

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

FHN also may use unsecured borrowings as a source of liquidity. Currently, the largest concentration of unsecured borrowings is federal funds purchased from bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is repurchase agreement transactions accounted for as secured borrowings with the regional bank’s business customers or capital markets’ broker dealer counterparties.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans and secured borrowings, to core deposits was 100 percent in third quarter 2014 compared to 96 percent in third quarter 2013, due to an increase in the loan portfolio.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in December 2015. As of September 30, 2014, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, which was eligible for inclusion in Tier 1 Capital. Tier 1 Capital treatment for these securities will begin phasing out after 2014 and entirely after 2015. FHN also maintains $.1 billion of borrowings which are secured by residential real estate loans in a consolidated securitization trust.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of September 30, 2014, FTBNA and subsidiaries had outstanding preferred shares of $.3 billion, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $31.4 million as of September 30, 2014, compared to negative $201.5 million at September 30, 2013. Consequently, FTBNA cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in the amounts of $180 million in 2013 and $80 million in third quarter 2014. FTBNA applied for and received approval from the OCC to declare and pay preferred dividends in the first three quarters of 2014 and each quarter in 2013.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.05 per common share on October 1, 2014, and in October the Board approved a $.05 per common share cash dividend payable on January 1, 2015, to shareholders of record on December 12, 2014. FHN paid a cash dividend of $1,550.00 per preferred share on October 10, 2014, and in October the Board approved a $1,550.00 per preferred share cash dividend payable on January 12, 2015, to shareholders of record on December 26, 2014.

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

The following table provides FHN’s most recent credit ratings:

Table 19—Credit Ratings

	Standard & Poor’s (a)	Moody’s (b)	Fitch (c)
First Horizon National Corporation
Overall credit rating: Long-term/Short-term/Outlook	BB+/—/Stable	Baa3/—/Stable	BBB-/F3/Stable
Long-term senior debt	BB+	Baa3	BBB-
Subordinated debt	BB	Ba1	BB+
Trust preferred capital securities (d)	B+	Ba2	B+
Preferred stock	B+	Ba3	B
First Tennessee Bank National Association
Overall credit rating: Long-term/Short-term/Outlook	BBB-/A-3/Stable	Baa2/P-2/Stable	BBB-/F3/Stable
Long-term/short-term deposits	BBB-/A-3	Baa2/P-2	BBB/F3
Long-term/short-term senior debt	BBB-/A-3	Baa2/P-2	BBB-/F3
Subordinated debt	BB+	Baa3	BB+
Preferred stock	BB-	Ba2	B
FT Real Estate Securities Company, Inc.
Preferred stock	BB-	Ba1

A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.

(a)	Last change in ratings was on September 29, 2014.
(b)	Last change in ratings was on October 25, 2013; ratings/outlook affirmed April 28, 2014.
(c)	Last change in ratings was on December 13, 2012; ratings/outlook affirmed February 5, 2014.
(d)	Guaranteed preferred beneficial interest in First Horizon’s junior subordinated debentures issued through a wholly-owned unconsolidated business trust.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2014 and 2013. The level of cash and cash equivalents increased $81.8 million during 2014 compared to a decrease of $81.4 million during 2013. During the nine months ended September 30, 2014 cash provided by operating activities outpaced cash used by investing and financing activities, whereas during the nine months ended September 30, 2013 cash used by financing activities more than offset cash provided by operating and investing activities.

Net cash provided by operating activities was $585.6 million in 2014 and $114.2 million in 2013. Operating cash flows in 2014 were positively affected by cash-related net income items, cash proceeds from MSR sales, and $243.6 million of changes in cash related to operating assets and liabilities. Additionally the sale of mortgage loans HFS positively impacted cash during 2014, however these increases were partially offset by a $215.5 million net change in cash related to capital market activities which negatively impacted operating cash flows. In 2013, operating cash flows were positively affected by cash-related net income items which more than offset a $84.9 million net decrease in cash related to capital market activities and $90.2 million of changes in operating assets and liabilities that negatively affected cash flows.

Net cash used by financing activities was $374.5 million in 2014 compared to $1,760.3 million in 2013. In 2014, cash was negatively affected by a decline in deposits and payments of long-term borrowings related to the collapse/resolution of two securitization trusts, but was offset by cash inflows from increased FHLB borrowings as a result of loan growth and deposit fluctuations. In 2013, cash outflows related to a decline in deposits of $707.9 million, a decline in short-term borrowings of $611.4 million and maturities and payments of term borrowings of $411.0 million, coupled with the repurchase of common shares of $91.4 million, more than offset the cash inflow from the preferred stock issuance of $95.6 million. The decline in short-term borrowings in 2013 was due to the payoff of FHLB borrowings.

Net cash used by investing activities was $129.2 million in 2014 compared to net cash provided by investing activities of $1,564.7 million in 2013. In 2014, an increase in loan balances and a $115.4 million net decrease in cash related to activity associated with the available-for-sale securities portfolio negatively affected cash provided by investing activities. These cash outflows were somewhat offset by a decrease in interest-bearing cash which favorably affected cash provided by investing activities. In 2013, cash from investing activities was favorably affected by a $1,461.7 million decline in balances of the originated loan portfolio and $50.9 million in cash receipts related to the MNB acquisition, but was somewhat mitigated by activity related to the available-for-sale securities portfolio which resulted in a $130.9 million net decrease in cash as securities purchased outpaced maturities and sales.

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

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for over 90 percent of all repurchase requests/make-whole claims received from the third quarter 2008 divestiture of certain mortgage banking operations through September 30, 2014.

In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in First Horizon branded proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the First Horizon brand. Although initially servicing generally was retained, substantially all remaining servicing for these loans was sold in first quarter 2014.

The following table summarizes the loan composition of the FH proprietary mortgage securitizations from 2005 through 2007:

Table 20—Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of September 30, 2014
Loan type:
Jumbo	$9,410,499	$1,941,225
Alt-A	17,270,431	4,414,791

Total FH proprietary securitizations	$26,680,930	$6,356,016

(a)	Original principal balances obtained from trustee statements.

At September 30, 2014, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At September 30, 2014, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing. Due to the sales of MSR in 2008 through 2014, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.

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

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice or curtailment, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On September 30, 2014, the active pipeline was $184.5 million, with a majority of unresolved repurchase and make-whole claims relating to loans sold to GSEs.

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

In fourth quarter 2013 and in first quarter 2014, FHN entered into DRAs, discussed below in “Repurchase Accrual Approach,” to resolve certain selling representation and warranty repurchase obligations with the GSEs. The balances for these DRAs are disclosed in the settlement column of Table 21—Rollforward of the Active Pipeline and reflect the UPB of loans settled under the DRAs. Additionally, in third quarter 2014, FHN settled certain repurchase claims with a non-GSE third party who purchased certain GSE MSRs in connection with the mortgage divestiture in 2008. This settlement, which is reflected in the settlement column within Table 21 – Rollforward of the Active Pipeline, resulted in an expense reversal of $4.3 million which is reflected as a reduction to the provision for repurchase and foreclosure losses in Table 22.

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices, MI curtailments, and other requests for the three and nine months ended September 30, 2014:

Table 21—Rollforward of the Active Pipeline

	July 1, 2014		Inflows		Resolutions		Settlement (d)		Adjustments (e)		September 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	373	$73,849	34	$5,430	(107)	$(18,302)	(101)	$(21,080)	(1)	$(158)	198	$39,739
FHLMC (a)	92	21,429	21	4,186	(25)	(5,804)	(69)	(16,277)	—	—	19	3,534
GNMA	4	263	1	167	(3)	(361)	—	—	—	—	2	69
Non—Agency whole loan—related	183	26,091	5	784	(6)	(530)	—	—	(1)	(298)	181	26,047
MI Cancellations	145	30,024	41	6,705	(158)	(20,116)	—	—	23	(7,065)	51	9,548
MI Curtailments (b)	407	71,112	170	28,502	(51)	(7,982)	—	—	7	2,167	533	93,799
Other requests (c)	53	9,147	41	6,802	(68)	(11,398)	—	—	44	7,236	70	11,787

Total	1,257	$231,915	313	$52,576	(418)	$(64,493)	(170)	$(37,357)	72	$1,882	1,054	$184,523

	January 1, 2014		Inflows		Resolutions		Settlement (d)		Adjustments (e)		September 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	301	$62,003	373	$68,804	(344)	$(64,544)	(133)	$(26,407)	1	$(117)	198	$39,739
FHLMC (a)	237	48,866	68	13,874	(188)	(36,306)	(100)	(22,765)	2	(135)	19	3,534
GNMA	9	953	5	578	(12)	(1,462)	—	—	—	—	2	69
Non—Agency whole loan—related	159	21,353	103	10,390	(79)	(5,333)	—	—	(2)	(363)	181	26,047
MI Cancellations	140	28,239	325	59,103	(411)	(67,523)	—	—	(3)	(10,271)	51	9,548
MI Curtailments (b)	52	12,517	532	89,287	(67)	(10,165)	—	—	16	2,160	533	93,799
Other requests (c)	152	23,221	95	14,720	(233)	(30,145)	(8)	(1,634)	64	5,625	70	11,787

Total	1,050	$197,152	1,501	$256,756	(1,334)	$(215,478)	(241)	$(50,806)	78	$(3,101)	1,054	$184,523

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices and other requests for the three and nine months ended September 30, 2013:

Table 21—Rollforward of the Active Pipeline (Continued)

	July 1, 2013		Inflows		Resolutions		Settlement		Adjustments (e)		September 30, 2013
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA	610	$130,146	650	$114,823	(572)	$(112,955)	—	$—	(3)	$(988)	685	$131,026
FHLMC	126	25,469	174	41,111	(131)	(30,242)	—	—	2	669	171	37,007
GNMA	12	992	2	254	(3)	(203)	—	—	—	—	11	1,043
Non—Agency whole loan—related	134	20,431	37	5,458	(21)	(3,749)	—	—	(1)	(243)	149	21,897
MI Cancellations	114	23,180	77	15,832	(71)	(14,913)	—	—	(7)	(918)	113	23,181
Other requests (c)	216	34,438	535	99,449	(156)	(29,900)	—	—	(38)	(7,474)	557	96,513

Total	1,212	$234,656	1,475	$276,927	(954)	$(191,962)	—	$—	(47)	$(8,954)	1,686	$310,667

	January 1, 2013		Inflows		Resolutions		Settlement		Adjustments (e)		September 30, 2013
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA	1,078	$217,648	1,981	$399,936	(2,333)	$(476,785)	—	$—	(41)	$(9,773)	685	$131,026
FHLMC	198	46,321	365	82,596	(392)	(92,154)	—	—	—	244	171	37,007
GNMA	8	628	9	1,440	(9)	(1,082)	—	—	3	57	11	1,043
Non—Agency whole loan—related	18	2,722	174	27,157	(41)	(7,623)	—	—	(2)	(359)	149	21,897
MI Cancellations	160	32,849	252	51,130	(315)	(66,527)	—	—	16	5,729	113	23,181
Other requests (c)	189	33,647	868	164,941	(457)	(93,864)	—	—	(43)	(8,211)	557	96,513

Total	1,651	$333,815	3,649	$727,200	(3,547)	$(738,035)	—	$—	(67)	$(12,313)	1,686	$310,667

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Inflows represent amounts excluded from the DRAs.
(b)	Beginning in first quarter 2014, FHN began tracking MI curtailments as a separate category within the repurchase pipeline. During 2013 MI curtailments were included with Other requests.
(c)	Other requests typically include requests for additional information from both GSE and non— GSE purchasers. 2013 also included MI curtailments.
(d)	Three and nine months ended September 30, 2014, include an $11.7 million settlement payment to a third party servicer.
(e)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.

As of September 30, 2014, agencies accounted for a majority of the repurchase/make-whole requests in the active pipeline and 74 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. Beginning in first quarter 2014, FHN began tracking MI curtailments in a separate category within the pipeline. Prior to first quarter 2014 MI curtailments were included in the other requests category within the pipeline. Since MI curtailment requests are intended only to cover the shortfall in MI insurance proceeds, FHN’s loss from MI curtailments as a percentage of UPB in the pipeline generally is significantly lower than that of a repurchase or make-whole claim.

For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs. Consistent with originations, a majority of claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from agencies decreased $146.4 million to $9.8 million in third quarter 2014 from third quarter 2013 reflecting the DRAs reached with two GSEs. Total MI cancellation notices received decreased $9.1 million to $6.7 million in third quarter 2014.

Resolutions disclosed in Table 21 – Rollforward of the Active Pipeline include both favorable and unfavorable resolutions. The UPB of actual repurchases, make-whole requests, and settlement resolutions, which was $10.8 million and $60.9 million during third quarter 2014 and 2013, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 22 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $14.2 million and $86.3 million in third quarter 2014 and 2013, respectively, represent the amount of repurchase requests and make-whole claims that FHN was able to resolve without incurring loss. Of the loans resolved in third quarter 2014 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 57 percent of the claims compared to 59 percent in third quarter 2013. Resolutions related to other, MI cancellations, MI curtailments, and information requests, which were $39.5 million and $44.8 million during third quarter 2014 and 2013, respectively, include providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a request for repurchase, or for make-whole or loss reimbursement, is submitted and such request is unfavorably resolved.

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

Repurchase obligations and estimates for probable incurred losses associated with loan populations not included in the DRAs, including obligations related to future mortgage insurance cancellations, loans previously included in bulk servicing sales, and other loan sales, are included in FHN’s remaining repurchase liability as of September 30, 2014.

In the first three quarters of 2014, in determining the loss content of GSE loans subject to repurchase requests excluded from the DRA settlements mentioned above (bulk sales), FHN applies a vintage level estimate of all loans sold to the GSEs that were not included in the settlements and which have not had a prior repurchase resolution. First pre-payment, default, and claim rate estimates are applied by vintage to estimate the aggregate claims expected but not yet resolved. Historical loss factors for each sale vintage and repurchase rates are then applied to estimate total loss content. Loss content related to other whole loan sales is estimated by applying the historical average repurchase and loss severity rates to the current UPB in the active pipeline to calculate estimated losses attributable to the current pipeline. FHN then uses an internal model to calculate loss content on estimated future inflows by applying historical average loss repurchase and severity rates to historical average inflows. For purposes of estimating loss content, FHN also considers MI cancellations. When assessing loss content related to loans where MI has been cancelled, FHN applies historical loss factors (including probability and loss severity ratios) to the total unresolved MI cancellations in the active pipeline, as well as applying these factors to historical average inflows to estimate loss content. Additionally, FHN identifies estimated losses related to MI curtailment requests.

Management continually monitors the repurchase pipeline, including inflows, rescission and loss severity rates, and resolutions, as well as other factors in consideration of the overall adequacy of the repurchase liability.

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform and were not material as of third quarter 2014 and 2013.

The following table provides a rollforward of the legacy mortgage repurchase liability during the three and nine months ended September 30, 2014 and 2013:

Table 22—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2014	2013	2014	2013
Legacy Mortgage
Beginning balance	$140,908	$122,724	$165,091	$232,390
Provision for repurchase and foreclosure losses	(4,300)	200,000	(4,300)	200,000
Net realized losses	(11,136)	(28,995)	(35,319)	(138,661)

Balance on September 30	$125,472	$293,729	$125,472	$293,729

The liability for legacy mortgage repurchase and foreclosure losses was $125.5 million and $293.7 million as of September 30, 2014 and 2013, respectively. In third quarter 2014 FHN recognized a reduction to the repurchase and foreclosure provision of $4.3 million related to the settlement of certain repurchase claims. In third quarter 2013, FHN recorded an expense of $200.0 million to the repurchase and foreclosure provision related to the resolution of certain legacy representations and warranty mortgage loan repurchase obligations to a GSE.

Net realized losses for the repurchase of first lien loans or make-whole payments were $11.1 million during third quarter 2014 compared with $29.0 million during third quarter 2013, reflecting the impact of the DRA entered into in first quarter 2014. FHN had a 35 percent loss severity rate compared to a 51 percent loss severity rate in third quarter 2013.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during third quarter 2014 was $.8 million compared with $17.8 million during third quarter 2013. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet, except that if a loan is delinquent when repurchased it is immediately classified as nonperforming.

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

Since second quarter 2012 FHN has been cooperating with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain FHA-insured loans. During second quarter 2013 DOJ and HUD provided FHN with preliminary findings of the investigation, which focused on a small sample of loans and remained incomplete. FHN completed its own analysis of the sample and has provided information to DOJ and HUD. Discussions between the parties are continuing as to various matters, including certain factual information. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. Currently FHN is not able to predict the eventual outcome of this matter. In anticipation of future discussions between the parties, this investigation has been added to those matters for which a liability has been established. Additional information concerning this matter is provided in this Quarterly Report in Note 11—Contingencies and Other Disclosures.

Other FHN Mortgage Exposures and Trends

Although FHN has received no repurchase requests from the trustee of FH proprietary securitizations, as described in Note 11 – Contingencies and Other Disclosures, FHN is defending several lawsuits by investors in FH proprietary securitizations. As of September 30, 2014, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitizations based on breaches of representations and warranties to the trustee.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Uncertainties remain surrounding the national economy, the housing market, Fed monetary policy, the regulatory and political environment, U.S. government spending generally, and economic and political situations outside the U.S. Those uncertainties will continue to present challenges for FHN. Although during the first three quarters of 2014 the national economy exhibited signs of improvement, improvement has been uneven. Certain indicators have been mixed and economic conditions, which remain stressed, could regress. While asset quality at FHN is strong due to active risk management and borrower adjustment to the prolonged difficult operating environment, external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, despite resolving certain selling representation and warranties repurchase obligations to GSEs, the ongoing economic stress and uncertainty in the housing market could affect borrower defaults and actions by MI companies resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies within this MD&A, and Note 11 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

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

In 2013, regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III”. The revised standards create a new emphasis on Common Equity Tier 1 Capital, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards will begin applying to FHN January 1, 2015. Since the standards are new, a number of interpretive questions remain unresolved. Had the final rule been fully phased in and effective as of September 30, 2014, FHN estimates that it would have remained a well-capitalized institution. Under the final rule as fully phased in, based on a preliminary assessment, the Common Equity Tier 1 Capital ratio at September 30, 2014, would have decreased by approximately 40 basis points had the amended rule been in effect.

In July 2013, a federal district court ruled that the Federal Reserve exceeded its authority under the so-called Durbin amendment of the Reform Act in setting debit card interchange rates in 2011. The Federal Reserve’s action had reduced prevailing market rates substantially by capping them generally at 21 cents per transaction. The district court held that rate cap to be higher than the Reform Act allowed, among other rulings against the Federal Reserve’s 2011 actions. In March 2014, the district courts’ ruling was reversed by a three-judge appellate panel. Further proceedings are possible before the case is finally resolved. During 2013 and the first nine months of 2014, FHN’s revenues from debit card interchange fees averaged just over $5 million per quarter.

Governmental Litigation Environment

Like many other banks involved in mortgage lending prior to 2009, FHN is defending various legal actions, and may be facing the possibility of still others, primarily connected with the origination and the sale, securitization, or government insurance of residential mortgage loans. In many of those actions a governmental agency or government-insured agent is or may become the plaintiff. Refer to Note 11 – Contingencies and Other Disclosures for additional information about those pending and prospective matters directly involving FHN. Over the past several quarters there have been several significant settlements, or reports of potential settlements, with governmental entities that have been publicly reported or publicly announced by several large financial institutions. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions in similar actions, especially where governmental officials have announced that the large settlements will be used as the basis or a template for other settlements.

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

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement, totaling $8.6 million, that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs and servicing timeline penalties, compensatory damages, and curtailments charged by GSEs and a government agency prior to FHN’s transfer of subservicing to its 2011 subservicer. The 2008 subservicer also is seeking reimbursement from FHN for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and supervisory guidance relating to foreclosure review (collectively, “foreclosure review expenditures”). The foreclosure review expenditures for which the 2008 subservicer has sought reimbursement total $34.9 million. Although the most recent request was made in 2012, additional reimbursement requests may be made. FHN disagrees with the 2008 subservicer’s position and has made no reimbursements. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously. FHN also believes that certain amounts billed to FHN by agencies for penalties and curtailments on claims by MI insurers for actions by the 2008 subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the 2008 subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

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

In August 2014, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loan upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if 1) the loan has a government guarantee that it not separable from the loan before foreclosure, 2) at the time of foreclosure the creditor has the intent to convey the real estate to the guarantor and make a recoverable claim on the guarantee and 3) at the time of foreclosure any amount of the claim that is based on the fair value of the real estate is fixed. For qualifying foreclosures, the amount of the receivable recognized should be measured based on the amount of the loan balance expected to be recovered from the guarantor. ASU 2014-14 is effective for annual and interim periods beginning after December 15, 2014 and may be adopted through either a prospective only approach or through a reclassification from other real estate owned to other receivable on the effective date. FHN currently classifies foreclosed properties with government guarantees within other real estate owned and is evaluating the transition alternatives.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such events or conditions exist, additional disclosures are required and management should evaluate whether its plans sufficiently alleviate the substantial doubt. ASU 2014-15 is effective for the annual period ending after December 15, 2015 and all interim and annual periods thereafter. The provisions of ASU 2014-15 are not anticipated to affect FHN.

NON-GAAP INFORMATION

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 23—Non-GAAP to GAAP Reconciliation

	September 30		December 31
(Dollars in thousands)	2014	2013	2013
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,783,147	$2,555,141	$2,618,976
Less: Noncontrolling interest—FTBNA preferred stock (b)	294,816	294,816	294,816
Less: Preferred stock	95,624	95,624	95,624
Less: Trust preferred (c)	200,000	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,192,707	$1,964,701	$2,028,536

Risk Weighted Assets
(C) Risk weighted assets (a)	$19,238,109	$19,236,794	$18,878,594

Total Assets
(D) Total assets (GAAP)	$23,986,787	$23,858,753	$23,789,833

Ratios
(B)/(C) Tier 1 common to risk weighted assets (Non-GAAP)	11.40%	10.21%	10.75%
(A)/(D) Tier 1 capital to total assets (GAAP)	11.60%	10.71%	11.01%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Defined by and calculated in conformity with bank regulations currently applicable to FHN and FTBNA.
(b)	Represents FTBNA preferred stock included in noncontrolling interest. Included in Total equity on the Consolidated Condensed Statements of Condition.
(c)	Included in Term borrowings on the Consolidated Condensed Statements of Condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 108 of this report and the subsections entitled “Market Risk Management” beginning on page 108 and “Interest Rate Risk Management” beginning on page 110 of this report,

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

The “Contingencies” section of Note 11 to the Consolidated Condensed Financial Statements beginning on page 33 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors

The following paragraphs supplement and update the risk factor captioned “Legacy Mortgage Business Risks” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013:

In 2014 several large purchasers of mortgage-backed securities filed suits against the trustees for those securitizations asserting new theories of liability. The trustee of our securitizations is one of the defendants in such a suit, and many of our securitizations are among those alleged to have been purchased by the plaintiffs. The claims for damages are based in part on allegations that the trustee did not properly or timely act against the originators of the securitizations or the servicers of the loans, and further assert that the trustee had affirmative duties to act which were not set forth in the legal trust documents. Some of the legal theories advanced are untested or unsettled. Although we are not a defendant in these proceedings, these complex suits may progress or evolve so as to compel us to defend ourselves, and could create financial exposure for us.

Increasingly, governmental entities have become key participants in proceedings, investigations, and settlements involving banking institutions that engaged in substantial mortgage activities before the financial crisis in 2008. Governmental entities are plaintiffs or potential plaintiffs in certain of the legal proceedings in which we are involved related to our former mortgage businesses, and we may face future actions or claims by governmental entities. Recently, significant settlements with governmental entities have been publicly announced by several large national and regional financial institutions. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions in similar actions, especially where governmental officials have announced that the large settlements will be used as the basis or a template for other settlements. Additional information concerning pending or currently known proceedings and investigations, all of which is incorporated into this Item by this reference, is set forth under the captions “Inquiry regarding FHA-Insured Loans,” “First Horizon-Branded Mortgage Securitization Litigation Matters,” “Contract Claim Settlement Process – Mortgage Repurchase Pipeline,” and “Legacy Home Loan Sales and Servicing,” all in Note 18 – Contingencies and Other Disclosures beginning on page 135 of our 2013 Annual Report, which is part of the material from that Report that was incorporated by reference into Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)	The table captioned “Issuer Purchases of Common Stock,” including the explanatory notes, is incorporated herein by reference to Table 9 and explanatory notes included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 97 of this report.

Items 3, 4, and 5

Not applicable

Item 6.	Exhibits

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

Exhibit No.	Description

3.1	Bylaws of First Horizon National Corporation, as amended and restated October 21, 2014, incorporated herein by reference to Exhibit 3.1 to FHN’s Current report on Form 8-K dated October 20, 2014.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan.

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to FHN’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 186-188 in FHN’s 2013 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 29, 2014 and portions of that Report, including those portions incorporated herein by reference, were filed by FHN as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2013. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2014 and 2013, and December 31, 2013; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2014 and 2013; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and 2013; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: November 6, 2014	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
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

Exhibit No.	Description

3.1	Bylaws of First Horizon National Corporation, as amended and restated October 21, 2014, incorporated herein by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated October 20, 2014.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan.

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 25 to FHN’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 186-188 in FHN’s 2013 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 29, 2014 and portions of that Report, including those portions incorporated herein by reference, were filed by FHN as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2013. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form-10Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at September 30, 2014 and 2013, and December 31, 2013; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2014 and 2013; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and 2013; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase