Form 10-K
period 2014-12-31
FIRST HORIZON NATIONAL CORP
filed 2015-02-24
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ YES   ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES   ☑ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

☑ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☑ NO

At June 30, 2014, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $2.8 billion based on the closing stock price reported for that date. At January 31, 2015, the registrant had 234,225,117 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2014 Annual Report to shareholders – Parts I, II, and IV

Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 28, 2015 – Part III

CONTENTS OF THIS ANNUAL REPORT ON FORM 10-K

Annual Report References: In this report, references to specific pages in our 2014 Annual Report to shareholders (sometimes referred to as the “2014 Annual Report”), or to specific pages of our consolidated financial statements or the notes thereto, refer to page numbers appearing in Exhibit 13 to this report on Form 10-K.

PART I

ITEM 1. BUSINESS

Our Businesses

Overview

First Horizon National Corporation (the “Corporation,” ”First Horizon,” “FHN,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. We are registered as a bank holding company under the Bank Holding Company Act, and are a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2014, FHN had total consolidated assets of $25.7 billion.

We provide diversified financial services primarily through our principal subsidiary, First Tennessee Bank National Association (the “Bank,” “FTB,” or “FTBNA”). Financial results of operations are reported through operational business segments which are not related to the legal structure of our subsidiaries.

Business Segments

At year-end 2014 we operate through four business segments: regional banking, capital markets, corporate, and non-strategic. We sometimes refer to regional banking, capital markets, and corporate as our “core” segments.

Regional Banking. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers largely in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally.

Capital Markets. The capital markets segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales.

Corporate. The corporate segment consists of gains and losses on the extinguishment of debt, unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives.

Non-Strategic. The nonstrategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees (in periods after first quarter 2014 these amounts are significantly lower), and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

The approximate percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income), consolidated expenses, and average assets ascribed to each of our segments for the past three years is set forth below. During that period, the Regional Banking segment’s share of total revenues and expenses has grown while Capital Markets and Non-Strategic have shrunk. In terms of assets, Regional Banking has grown while Non- Strategic has shrunk over this period.

REVENUE, EXPENSE, AND ASSET MIX ASSOCIATED WITH BUSINESS SEGMENTS

	Revenues			Expenses			Average Assets
	2014	2013	2012	2014	2013	2012	2014	2013	2012

Regional Banking	73%	68%	63%	64%	46%	41%	55%	53%	51%
Capital Markets	18%	23%	26%	17%	20%	19%	9%	9%	9%
Corporate	*	*	*	8%	6%	7%	23%	21%	21%
Non-Strategic	11%	9%	11%	10%	28%	33%	13%	17%	19%

* Amount is less than 1%.

Financial and other additional information concerning our segments – including information concerning assets, revenues, and financial results – appears in the response to Item 7 of Part II hereof and Note 21 to the Consolidated Financial Statements contained in our 2014 Annual Report to shareholders. During 2014 approximately 47% of our consolidated revenues were provided by fee and other noninterest income and approximately 53% of revenues were provided by net interest income. As a financial holding company, the Corporation coordinates the financial resources of the consolidated enterprise and maintains systems of financial, operational and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II hereto.

First Tennessee Bank

The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2014 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $1.2 billion and contributed the majority of our consolidated revenue from continuing operations. At December 31, 2014, the Bank had $25.5 billion in total assets, $18.2 billion in total deposits, and $16.0 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2014.

Business Locations

At December 31, 2014, FHN’s subsidiaries had over 200 business locations in 21 U.S. states and Hong Kong, excluding off-premises ATMs. Almost all of those locations were bank financial centers and FTN Financial offices.

At December 31, 2014, the Bank had 182 branch locations in seven states: 168 branches in Tennessee; 2 branches in northwestern Georgia; 7 branches in northwestern Mississippi; 2 branches in North Carolina; and one branch each in Virginia, South Carolina, and Florida. The Bank has customer-service offices which are not legal bank branches, including private client and commercial loan offices, in Kentucky and Texas as well as in states where branches are located. The Bank also has operational and administrative offices in Tennessee.

In 2014 we agreed to acquire TrustAtlantic Financial Corporation, the parent company of TrustAtlantic Bank. TrustAtlantic Bank has five branches in North Carolina, four of which are in the Raleigh-Cary metro area. The transaction is subject to customary conditions to closing, including approval by TrustAtlantic’s shareholders, and is expected to close in the first half of 2015.

At December 31, 2014, FTN Financial products and services were offered through 27 offices in total, including 26 offices in 16 states across the U.S. plus an office in Hong Kong.

Services We Provide

At December 31, 2014, we provided the following services through our subsidiaries:

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

Recent Significant Changes

Since 2007 we have undergone substantial changes. Prior to 2008 our principal businesses were in the areas of regional banking, capital markets, and home mortgage. Our regional banking footprint was in the major Tennessee-based market areas. Our capital markets business, which had primarily institutional customers, was nationwide in scope. We had home mortgage offices across the U.S. and were using those offices to expand our banking business. We had opened over 30 bank branches – more than 15% of our total branches at that time – in selected mortgage markets; we made home equity loans through our mortgage offices; and we made commercial loans in many mortgage markets, mostly to homebuilders. We sometimes refer to these legacy mortgage-driven activities outside of our regional banking markets as our “national” businesses.

In 2007 and 2008 we changed our strategy substantially in response to the mortgage crisis and recession. During this time we focused on enhancing our credit management processes, improving our efficiency, redirecting resources to support and build our regional banking and capital markets businesses, and eliminating through sale or closure those business units which no longer fit our strategy. Many of those efforts are continuing today. By the end of 2008 most of our national businesses had been sold or closed, including our mortgage businesses outside of Tennessee, our national lending businesses, and all of our national bank branches. We raised significant amounts of equity capital twice in 2008, once by selling common stock in the public markets and later by selling preferred stock and a common stock warrant to the U.S. Treasury. In 2008 and 2009 our loan loss expense climbed to very high levels. In 2010 we raised additional common equity capital as well as senior debt capital while retiring the U.S. Treasury’s preferred stock. Since 2008 we have retired debt, disposed of non-core businesses, grown deposits, shrunk our balance sheet, and become less leveraged.

These actions have changed our company in substantial ways. At the end of 2014 we are a smaller company in terms of assets and liabilities than we were in 2008, with a different business mix and strategic focus. Our efficiency and other re-focus efforts are continuing. Also, we continue to manage potential liabilities stemming from the national business activities conducted before 2008, particularly in the areas of mortgages we sold, mortgages we securitized under our First Horizon brand, and mortgages covered by Federal housing programs.

Economic, market, and regulatory conditions also have impacted our business substantially during this period, putting downward pressure on revenues and upward pressure on compliance expense while limiting organic growth opportunities within our traditional markets. These conditions have created significant incentives to operate more efficiently.

Growth in our Regional Banking segment has been limited due to the recession and weak recovery. However, since 2012 we have been able to grow the segment in several ways.

First, we created a “Mid-Atlantic” region within the Regional Banking segment. We expanded two branches in Raleigh and Winston-Salem, North Carolina, and converted an office into a branch in Richmond, Virginia. We opened private client and lending offices in Charleston, South Carolina, Jacksonville, Florida, and Houston, Texas, the first two of which now are branches. As mentioned above, we expect to acquire TrustAtlantic Bank in 2015, adding significant branches and business in the Raleigh area.

Second, in 2013 we acquired most of the assets and deposits of Mountain National Bank in Sevier and Blount Counties, in the East Tennessee region near Knoxville, and in 2014 we acquired thirteen branches in a number of smaller markets throughout Tennessee. In 2014 we reorganized our community banking model to better match our products and services to customer demand in smaller markets.

In the past two years we have experienced extremely low interest rates and a relatively flat yield curve. This environment has had substantial impacts on lending within our Regional Banking segment and has also negatively impacted the fixed income activities of our Capital Markets segment. Fixed income generally operates in multi-year cycles driven significantly by interest rate conditions. Currently we are in a lower-activity part of that cycle leading to reduced profitability compared to the earlier part of the cycle when operating conditions were more favorable. During this time, our Capital Markets segment has made investments in people and products to better position us for when the cycle turns again.

The following table provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’ equity for the past six years.

SELECTED CONSOLIDATED REVENUE, EXPENSE, ASSET, LIABILITY, AND EQUITY DATA

(Dollars in millions; financial condition data shown as of December 31)

	2014	2013	2012	2011	2010	2009
Net interest income	$627.7	$637.4	$688.7	$700.8	$730.8	$776.5
Provision for loan losses	27.0	55.0	78.0	44.0	270.0	880.0
Provision for mortgage repurchase losses	(4.3)	170.0	299.3	159.6	189.8	147.8
Noninterest income	550.0	584.6	671.3	786.0	932.7	1,234.4
Total assets	25,672.9	23,789.8	25,334.0	24,710.6	24,683.4	25,829.1
Total deposits	18,068.9	16,735.0	16,629.7	16,213.0	15,208.2	14,867.2
Total term borrowings	1,880.1	1,739.9	2,226.5	2,481.7	3,228.1	2,891.1
Total liabilities	23,081.9	21,289.1	22,824.8	22,025.9	22,005.4	22,526.7
Preferred Stock Series CPP	—	—	—	—	—	798.7
Preferred Stock Series A	95.6	95.6	—	—	—	—
Total Shareholders’ Equity	2,591.0	2,500.8	2,509.2	2,684.6	2,678.0	3,302.5

Other General Information

An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements appearing in the 2014 Annual Report to shareholders, which information is incorporated into this Item 1 by this reference.

FHN’s consolidated operating subsidiaries at December 31, 2014 are listed in Exhibit 21. The Bank has filed notice with the Office of the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial Capital Markets division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described in “Supervision and Regulation” in this Item below. Martin and Company, Inc., FTB Advisors, Inc., and FTN Financial Main Street Advisors, LLC are registered with the SEC as investment advisers. FTB Advisors, Inc. and FTN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. FTB Advisors Insurance Services, Inc., First Horizon Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a captive insurance company. FTN Financial Securities Corp., First Horizon Insurance Services, Inc., FTB Advisors Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. FTB Advisors, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. FTN Financial Asia, Ltd. is a subsidiary based in Hong Kong. FTN Financial Asia, Ltd. is registered to carry on a Type 1 regulated activity (Dealing in Securities) with the Securities and Futures Commission in Hong Kong. First Horizon Insurance Agency, Inc. is inactive.

Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2014.

Neither we nor any of our significant subsidiaries is dependent upon a single customer or very few customers.

We do not experience material seasonality. We do experience a degree of seasonal variation in certain revenues, expenses, and credit trends.

Historically, these variations have somewhat increased certain expenses for the Regional Banking and Capital Markets segments, and somewhat diminished certain revenues for the Regional Banking segment, principally in the first quarter each year.

At December 31, 2014, we, including our subsidiaries, had 4,310 employees, or 4,272 full-time-equivalent employees, not including contract labor for certain services.

For additional information concerning our business, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections contained in pages 3 through 76 of our 2014 Annual Report to shareholders, which sections are incorporated herein by reference.

Our current internet address is www.firsthorizon.com. In the Investor Relations section of our internet website, under the Financial Information – SEC Filings pull-down tab, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 41.

Supervision and Regulation

The following summary describes certain of the material elements of the regulatory framework applicable to bank and financial holding companies and their subsidiaries, and to companies engaged in securities and insurance activities. It also provides certain specific information about us. The bank regulatory framework is intended primarily for the protection of depositors and the Federal Deposit Insurance Fund and not for the protection of our Bank or our security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

Overview

FHN is a bank holding company and financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered with the Board of Governors of the

Federal Reserve System (the “Federal Reserve” or “Federal Reserve Board”). We are subject to the regulation and supervision of, and to examination by, the Federal Reserve under the BHCA. We are required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.

Before 2000 bank holding companies could not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve, and a bank holding company and its subsidiaries were generally limited to engaging in banking and activities found by the Federal Reserve to be closely related to banking. Since 2000 eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature” generally without the prior approval of the Federal Reserve. See “Financial

Activities other than Banking” beginning on page 11 below. In addition, the Federal Reserve may approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See “Interstate Banking and Branching” beginning on page 11 below.

The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2014, we estimate that we held approximately 12.7 % of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.

Our Bank is a national banking association subject to regulation, examination and supervision by the OCC as its primary federal regulator. The Bank is insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the “FDIC”) and is subject to regulation in certain respects by the Consumer Financial Protection Bureau (the “CFPB”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.

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

As a national bank, our Bank is required by federal law to obtain the prior approval of the OCC for the payment of cash dividends if the total of all dividends declared by the board of directors of the Bank in any year will exceed the total of (i) its net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. A national bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank’s total amount available for dividends was negative $75.7 million as of December 31, 2014. Consequently, on that date the Bank could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. However, at January 1, 2015, under those dividend restrictions, the Bank could legally declare cash dividends on the Bank’s common or preferred stock of approximately $15.1 million without obtaining regulatory approval. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption “Liquidity Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 48 of our 2014 Annual Report to shareholders; and under the caption “Restrictions on Dividends” in Note 13 – Regulatory Capital and Restrictions beginning on page 123 which is part of the material from our 2014 Annual Report that has been incorporated by reference into Item 8 of this report.

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

The payment of cash dividends by FHN and the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. Furthermore, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

In 2008 we discontinued paying a quarterly cash dividend to our common stockholders and began distributing a quarterly dividend payable in shares of our common stock. In 2011 we resumed a cash dividend at the rate of one cent per share, substantially lower than the rate prior to 2008. In 2013 we increased our quarterly cash dividend rate to five cents per share, and in 2015 we increased it again to six cents per share.

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

Capital Adequacy

U.S. financial industry regulators have long required that minimum capital adequacy standards be maintained by regulated institutions. The rules applicable to FHN in 2014 are discussed in the next section below. Following an extended reform effort, enhancements to the capital rules were adopted in 2013. For FHN the new rules became effective in 2015, subject to a phase-in period for certain subjects.

Capital Standards Applicable to FHN in 2015

In 2013 regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III.” The standards create a new emphasis on Common Equity Tier 1 Capital, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards, applicable to us in 2015, require the following:

•	Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. If a capital conservation buffer of an additional 2.5% above the minimum 4.5% (or 7% overall) is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components of Tier 1 Capital consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items.
•	Tier 1 Capital Ratio. For all banking organizations, including the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. The threshold is raised from the current 4%, and the risk-weighting method is changed as mentioned above. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, net of goodwill, other intangible assets, and certain other required deduction items. After 2015, trust preferred securities will no longer be included in FHN’s Tier 1 Capital.
•	Total Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. Although this threshold is unchanged from current requirements, as mentioned above the method for risk-weighting assets has been changed.
•	Leverage Ratio – Base. For all banking organizations, including the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%.
•	Leverage Ratio – Supplemental. For the largest internationally active banking organizations, not including the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.

The revised standards took effect starting January 1, 2015 for FHN and the Bank. The capital conservation buffer requirement is subject to a phase-in period.

The Federal Reserve Board, the FDIC, and the OCC incorporated market and interest-rate risk components into their risk-based capital standards. Those standards explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important qualitative factors to consider in assessing an institution’s overall capital adequacy.

U.S. regulators’ market risk rules are applicable to covered institutions — those with aggregate trading assets and trading liabilities of at least 10% of their total assets or at least $1 billion. FHN and the Bank are covered institutions under the rule. The rules specify the methodology for calculating the amount of risk-weighted assets related to trading assets and include, among other things, the addition of a component for stressed value at risk. The rule eliminates the use of credit ratings in calculating specific risk capital requirements for certain debt and securitization positions. Alternative standards of creditworthiness are used for specific standardized risks, such as exposures to sovereign debt, public sector entities, other banking institutions, corporate debt, and securitizations. In addition, an 8% capital surcharge applies to certain covered institutions, not including FHN or the Bank.

Moreover, the Federal Reserve has indicated that it will consider a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action (PCA)” beginning on page 9 of this report for additional information.

Capital Stress Tests

During 2009, following the financial crisis of 2007-08, the U.S. Department of the Treasury, the Federal Reserve Board, the FDIC, and the OCC initiated a capital assessment program. Under the program, the capital needs of selected major U.S. banking institutions were evaluated for resilience under economic stress. In October 2012 and January 2013 U.S. regulators adopted enhanced new stress test rules pursuant to the Dodd-Frank Reform Act discussed below. Under these requirements covered institutions must conduct an annual stress test to determine whether capital is likely to be adequate to absorb losses which could stem from certain adverse economic scenarios provided by the regulators and must privately report the results to their primary regulator as well as publicly disclose certain of those results. FHN’s and the Bank’s initial stress tests occurred in 2014, in relation to fiscal 2013. The public disclosure requirement will apply to our tests reported in 2015, in relation to fiscal 2014.

Capital Standards Applicable to FHN in 2014

At December 31, 2014, the Federal Reserve Board’s risk-based capital standards required the following: the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as unfunded loan commitments) must be at least 8%; and the ratio of Tier 1 Capital to risk-weighted assets must be at least 4%. At least half of Total Capital must consist of Tier 1 Capital. The remainder could consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2014, FHN’s consolidated Total Capital and Tier 1 Capital ratios were 16.18% and 14.46%, respectively.

In addition, the Federal Reserve established minimum leverage ratio guidelines for bank holding companies. For bank holding companies that meet certain specific criteria, including having the highest regulatory rating, the guidelines provided for a minimum Leverage Ratio of 3%. The “Leverage Ratio” is Tier 1 Capital divided by quarterly average assets net of goodwill and certain other intangible assets. All other bank holding companies generally were required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. FHN’s consolidated Leverage Ratio at December 31, 2014 was 11.43%. The guidelines also provided that bank holding companies experiencing internal growth or making acquisitions were expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

The Bank was subject to risk-based and leverage capital requirements similar to those described above adopted by the OCC. FHN believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2014. Neither FHN nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it under the currently-applicable capital standards.

Prompt Corrective Action (PCA)

Federal banking regulators must take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. For this purpose insured depository institutions are divided into five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The specific requirements applicable to us in 2015 are summarized in the table below. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

Summary of 2015 Requirements for PCA Capitalization Categories

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

An FDIC-insured depository institution generally is prohibited from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

As noted under the caption “Capital Adequacy” beginning on page 7 of this report, significant changes to those requirements became effective for us in 2015. Many of the capitalization categories discussed above were impacted. The table below summarizes the prompt corrective action categories in effect for us during 2014 and at year-end.

Summary of 2014 Requirements for PCA Capitalization Categories

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

At December 31, 2014, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

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

Cross-Guarantee Liability

A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. Currently the Bank is the only depository institution owned by FHN. In the event that FHN operated another depository institution, any loss suffered by the FDIC in respect of one subsidiary bank would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against FHN’s other subsidiary bank(s), and a potential loss of FHN’s investment in such subsidiary bank.

Interstate Banking and Branching

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

Additionally, the Dodd-Frank Reform Act created a number of regulatory requirements for interstate merger and acquisition activity, including the following: the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; and regulators must assess the transaction for incremental systemic risk.

Once a bank has established branches in a state through an interstate merger transaction or through de novo branching, the bank may then establish and acquire additional branches within that state to the same extent that a state chartered bank is allowed to establish or acquire branches within the state.

Financial Activities other than Banking

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

In addition, the GLB Act contains a number of other provisions that may affect the Bank’s operations, including limitations on the use and disclosure to third parties of customer information. At December 31, 2014, FHN is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Other General Information” beginning on page 4 of this report.

Dodd-Frank Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Reform Act,” the “Reform Act,” or “Dodd-Frank”) made a substantial number of significant changes to how financial services companies are regulated. Implementation of some changes called for by the Reform Act are not yet complete.

Many provisions or topics of the Dodd-Frank Reform Act and the regulatory initiatives under it in part are discussed elsewhere in this “Supervision and Regulation” section. Other matters under the Act that are, or are expected to become, key to us include:

●	The Reform Act excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion is to remove $200 million of currently outstanding long-term securities from FHN’s Tier 1 capital partly after 2014 and entirely after 2015.
●	Regulations under the Reform Act’s provision popularly known as the Durbin Amendment went into effect in the fourth quarter of 2011. They severely capped the interchange fees which banks charge merchants for debit card transactions, and are estimated to have reduced the Bank’s annual fee income by approximately $20 million. The Bank has adjusted certain fee structures and taken other steps designed to mitigate the effects of this lost income, as have many other banks.
●	The Reform Act created a new registration requirement for municipal advisors, along with new fiduciary duties.
●	The Reform Act authorized the regulatory imposition of fiduciary duties on retail securities brokers and restrictions on such brokers from including arbitration clauses in customer agreements.

Volcker Rule

In 2013 and 2014 banking regulators adopted a rule under the Dodd-Frank Reform Act’s so-called Volcker

Amendment. The principal purpose of the Volcker rule is to generally prohibit banking entities from engaging in proprietary trading, which is engaging as principal in any purchase or sale of one or more of certain types of financial instruments. The Volcker rule compels a bank to sell prohibited instruments by 2017. The new prohibition could cause a bank financial loss on the eventual sale and could cause the bank to recognize an estimate of that loss immediately under applicable accounting rules since the prohibited instruments no longer can be held to maturity. The Volcker rule, as FHN currently understands its terms, is not expected to have a material financial impact on FHN in 2015.

Consumer Regulation by the CFPB

The CFPB has adopted significant rules affecting consumer lending and consumer financial services. Key rules for the Bank include detailed regulation of mortgage servicing practices and detailed regulation of mortgage origination and underwriting practices. The latter rules, among other things, establish the definition of a “qualified mortgage” using traditional underwriting practices involving down payments, credit history, income levels and verification, and so forth. The rules do not prohibit, but do tend to discourage, lenders from originating non-qualified mortgages. The CFPB also has been active bringing enforcement actions related to consumer financial protection laws, in many cases obtaining significant settlement outcomes. Enforcement theories advanced by the CFPB sometimes have gone beyond the industry’s interpretation of the applicable regulations; that practice generally increases our compliance risk.

FDIC Insurance Assessments; DIFA

U.S. bank deposits generally are insured by the Deposit Insurance Fund (“DIF”). The system of FDIC insurance premium rates consists of a rate grid structure in which base rates range from 5 to 35 basis points annually, and fully adjusted rates range from 2.5 to 45 basis points annually. Key factors in the grid include: the institution’s risk category (I to IV); whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. Other factors can impact the base against which the applicable rate is applied. A basis point is equal to 0.01%.

Assessments are imposed on insured depository institutions with respect to deposits insured by the DIF to pay for the cost of Financing Corporation (“FICO”) bonds. All banks are assessed to pay the interest due on FICO bonds. The FICO assessment cost to us on an annual basis is immaterial.

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

Compensation and Risk Management

The Federal Reserve, OCC, and other agencies issued guidance in 2010 to regulated banks and holding companies intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. In response we operate an enhanced risk management process for assessing risk in incentive compensation plans. Among other things, in recent years we have moved several key incentive programs away from a revenues approach in favor of a net profit approach, and adopted mandatory deferral features for other key programs.

Effect of Governmental Policies

The Bank is affected by the policies of regulatory authorities, including the Federal Reserve, the OCC, and the CFPB. An important function of the Federal Reserve is to regulate the national money supply.

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

Competition

In all aspects of the businesses in which we engage we face substantial competition from banks doing business in our markets as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other firms offering financial products or services. Increasingly financial products and services are being offered by non-traditional providers, such as retailers and payment facilitators, both through conventional physical locations and through online portals.

Our regional banking business primarily competes in several areas within the southeast U.S.: (i) the major metro regions associated with Tennessee (west Tennessee around Memphis; middle Tennessee around Nashville; and east Tennessee around Knoxville, Chattanooga, and the tri-cities area of Johnson City, Bristol, and Kingsport); (ii) several selected mid-size markets in Virginia, North Carolina, South Carolina, and Florida, along with Houston, Texas; and (iii) several smaller communities in Tennessee. Our “Mid-Atlantic” business mentioned in (ii) has a commercial banking and wealth management focus. The Mid-Atlantic branch network is less dense than in our Tennessee-based markets, and many of those facilities physically do not follow a traditional retail banking model.

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

In recent years certain financial companies or their affiliates that traditionally were not banks have been able to compete more directly with the Bank for deposits and other traditional banking services and products. Increased fluidity within the industry is likely to continue. Non-traditional companies competing with us include investment banks, brokerage firms, insurance company affiliates, peer-to-peer lending arrangements, companies offering payment facilitation services (such as PayPal and pre-paid debit card issuers), and extremely short-term consumer loan companies. For additional information on the competitive position of FHN and the Bank, refer to the “General” subsection above of this Item 1. Also, refer to the subsections entitled “Supervision and Regulation” and “Effect of Governmental Policies,” both of which are relevant to an analysis of our competitors. Due to the intense competition in the financial services industry we can make no representation that our competitive position has or will remain constant, nor can we predict how it may change in the future.

Sources and Availability of Funds

Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections, including the subsection entitled “Liquidity

Management,” contained in pages 3 through 76 (including pages 48 through 50) of our 2014 Annual Report to shareholders, which sections are incorporated herein by reference.

Non-U.S. Operations

Our non-U.S. operations are not material.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results

of Operations, Glossary, and Acronyms sections set forth at pages 3 through 76 our 2014 Annual Report to shareholders. Certain information not contained in the 2014 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

ADDITIONAL GUIDE 3 STATISTICAL INFORMATION

ON DECEMBER 31

(Unaudited)

Investment Portfolio

(Dollars in thousands)	2014	2013	2012
Securities available-for-sale:
Government agency issued mortgage-backed securities & collateralized mortgage obligations	$3,362,431	$3,114,626	$2,785,791
U.S. treasuries	100	39,996	39,999
Other U.S. government agencies*	1,807	2,326	3,753
States and municipalities	10,205	15,155	15,255
Other	182,070	226,354	217,010
Total securities available-for-sale	$3,556,613	$3,398,457	$3,061,808
Securities held-to-maturity:
States and municipalities	$4,292	$-	$-
Total securities held-to-maturity	$4,292	$-	$-

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government.

Loan Portfolio

(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial:
Commercial, financial, and industrial	$9,007,286	$7,923,576	$8,796,956	$8,014,927	$7,338,155
Commercial real estate	1,277,717	1,133,279	1,168,235	1,378,410	1,670,524
Total Commercial	10,285,003	9,056,855	9,965,191	9,393,337	9,008,679
Retail:
Consumer real estate	5,048,071	5,333,371	5,688,703	5,891,546	6,319,412
Permanent mortgage	538,961	662,242	765,583	828,193	1,142,557
One-time close residential construction	763	1,385	1,684	2,358	19,275
Credit card and other	357,368	335,221	287,421	281,693	292,649
Total	$16,230,166	$15,389,074	$16,708,582	$16,397,127	$16,782,572

Short-Term Borrowings

(Dollars in thousands)	2014	2013	2012
Federal funds purchased	$1,037,052	$1,042,633	$1,351,023
Securities sold under agreements to repurchase	562,214	442,789	555,438
Trading liabilities	594,314	368,348	564,429
Other short-term borrowings	157,218	181,146	441,201
Total	$2,350,798	$2,034,916	$2,912,091

Maturities of Certificate of Deposit $100,000 and more on December 31, 2014

	0-3	3-6	6-12	Over 12
(Dollars in thousands)	Months	Months	Months	Months	Total
Certificates of deposits $100,000 and more	$125,128	$94,964	$170,678	$54,502	$445,272

Contractual Maturities of Commercial Loans on December 31, 2014

(Dollars in thousands)	Within 1 year	After 1 year Within 5 years	After 5 years	Total
Commercial, financial, and industrial	$3,387,086	$4,160,379	$1,459,821	$9,007,286
Commercial real estate	370,009	825,801	81,907	1,277,717
Total	$3,757,095	$4,986,180	$1,541,728	$10,285,003
For maturities over one year:
Interest rates - floating		$3,816,213	$850,612	$4,666,825
Interest rates - fixed		1,169,968	691,116	1,861,084
Total		$4,986,181	$1,541,728	$6,527,909

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

TABLE OF ITEM 1A TOPICS

Forward-Looking Statements

This report on Form 10-K and our 2014 Annual Report, including materials incorporated into either of them, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a recitation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general, and local economic and business conditions, including economic recession or depression; the pace, consistency, and extent of recovery of values and activity in the residential housing and commercial real estate markets; potential requirements for us to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of our hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting us directly or affecting our customers or business counterparties; demand for our product offerings; new products and services in the industries in which we operate; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), Municipal Securities Rulemaking Board (MSRB), Federal Deposit Insurance Corporation (FDIC), the Consumer Financial Protection Bureau (CFPB), the Financial Stability Oversight Council (Council), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in our 2014 Annual Report or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented below, in other Items of this report, or in material incorporated by reference into this report. Readers of this report, including our 2014 Annual Report, should carefully consider the factors discussed in this Item 1A below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

We are subject to intense competition for customers, and the nature of that competition is changing quickly. Our primary areas of competition for customers include: retail and commercial deposits and bank loans, wealth management, personal or consumer loans including home mortgages and lines of credit, capital markets products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve the markets which we serve.

Some competitors are banks, subject to the same regulatory framework as we, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. A recent example of unregulated activity is so-called “peer-to-peer” lending, where investors provide lending capital directly to borrowers.

Through technological innovations and changes in customer habits, the manner in which customers use financial services is changing. We provide a large number of services remotely (desktop online or mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has allowed disruptors to enter some traditional banking areas. Some traditional consumer banking services now are largely provided through retailers, especially grocery stores and so-called super-stores which customers visit frequently. Companies as disparate as PayPal (an online payment clearinghouse) and Starbucks (a large chain of cafes) provide payment and exchange services which compete directly with banks in ways not possible until recently.

We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for customers, refer to the “Competition” heading of Item 1 beginning on page 14 of this report.

We compete to raise capital in the equity and debt markets. See “Liquidity and Funding Risks” beginning on page 31 of this Item 1A for additional information concerning this risk.

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

Risk from Economic Downturns and Changes

Generally in an economic downturn our credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines. Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, compression of our net interest margin, and lower fees from transactions and services. Those effects can continue for many years after the downturn officially ends.

Risks Associated with Monetary Events

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be a new period of tightening. In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve has implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. Federal reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. An example of the former is the substantial drop in oil prices experienced in late 2014 and early 2015. Two examples of the latter are the rise in 2014 and 2015 (to date) in the value of the U.S. dollar relative to many other currencies, and decisions in the EU in late 2014 and 2015 (to date) to pursue or enhance easing strategies. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Interest Rate and Yield Curve Risks” beginning on page 32. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

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

Strategic Risks

We may be unable to successfully implement our strategy to grow our consumer and commercial banking businesses and our capital markets business. In 2007 and 2008 we modified our strategy in response to substantial and rapid changes in business conditions. As part of this change in strategy, in 2008 we sold our national mortgage platforms, closed our national lending operations, and renewed our emphasis on financial services in our traditional southeastern U.S. markets in and around Tennessee. Since 2008 we have sold or closed units which did not perform or complement our strategy. The 2008 sale of the national mortgage platforms and closure of national lending have contributed to significant declines in the amount of mortgage loans we originate and hold compared to earlier years. Similarly, sales of mortgage servicing assets and obligations have nearly eliminated assets associated with the legacy servicing business. From the end of 2008 to the end of 2014, loans within our non-strategic portfolio declined approximately 72 percent to $2.5 billion.

Although our current strategy is expected to evolve as business conditions continue to change, at present our strategy is primarily to invest resources in our banking businesses and in our capital markets business. Growth is expected to be coordinated with a focus on stronger and more stable returns on capital. Our growth in the past two years has been largely organic but also through two completed acquisitions. In recent years we have enhanced our market share in our traditional banking markets with targeted hires and marketing, expanded into contiguous southeast U.S. markets with similar characteristics, and expanded with commercial lending and private client banking in the Houston, Texas market. At year-end another acquisition was pending in the Raleigh, North Carolina market. In the future, we may rely more on acquisitions if appropriate opportunities, within or outside of our current markets, present themselves, but expect to continue to nurture profitable organic growth as well. We believe that the successful execution of our strategy depends upon a number of key elements, including:

●	our ability to attract and retain customers in our banking market areas;

●	our ability to achieve and maintain stability in our earnings while pursuing new business opportunities which, in the current operating environment, may emphasize customers that are predisposed to change their demand for our products quickly;

●	in our capital markets business, our ability to maintain or strengthen our existing customer relationships while at the same time identifying and successfully executing upon opportunities to provide new or existing products and services to new or existing customers in the US and overseas;

●	our ability to maintain a high level of customer service while expanding or enhancing our existing information processing, technology, compliance, and other operational infrastructures effectively and efficiently;

●	our ability to manage the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions; and

●	our ability to manage effectively and efficiently the changes and adaptations necessitated by an increasingly complex and burdensome regulatory environment which continues to evolve rapidly.

We have in place strategies designed to achieve those elements that are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.

To the extent we engage in bank or non-bank business acquisitions, we face various additional risks, including:

●	our ability to identify, analyze, and correctly assess the execution, credit, contingency, and other risks in the acquisition and to price the transaction appropriately;

●	our ability to integrate the acquired company into our operations quickly and cost-effectively;

●	our ability to manage any operational or cultural assimilation risks associated with growth through acquisitions;

●	our ability to integrate the franchise value of the acquired company with our own; and,

●	our ability to retain core customers and key employees of the acquired company.

We may be unable to successfully implement the disposition of businesses or units which no longer fit our strategic plans. We have made several exit moves since 2007 and could make others again as we continue to adapt to a changing business and regulatory environment. Key risks associated with exiting a business include:

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

Risks Related to Exited Businesses

We have significant risks from the businesses we have exited, including mortgage loan repurchase and loss-reimbursement risk, claims of improper foreclosure practices, and higher default rates on loans made by our former businesses. In 2008 we exited our national mortgage and national specialty lending businesses. However, we retain as assets many of the loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. In first quarter 2014 we completed our exit from substantially all of our legacy mortgage servicing business. We retain the risk of liability to customers and contractual parties with whom we dealt in the course of operating those businesses. These legacy assets and obligations continue to impose risks on us. Key risks include:

●	We have experienced elevated losses related to claims that we did not comply with contractual or other legal requirements when we sold mortgage loans. Losses at elevated levels may continue for some time to come. In 2008, we recognized expense related to obligations to repurchase loans of $29.5 million and that expense increased to $147.8 million in 2009 and $189.8 million in 2010 before declining to $159.6 million in 2011. In 2012 and 2013 we recognized significant expense as a result of substantial settlements with the two largest purchasers of our mortgages prior to 2009. Although our expenses related to these matters have declined substantially the past three years, further new information could be received in the future resulting in further adjustments related to exposures not covered by the settlements. Our total repurchase and foreclosure provision expense was $299.3 million for 2012, $170.0 million for 2013, and negative $4.3 million for 2014.

●	We are defending several litigation matters associated with claims arising out of our former mortgage securitization activities. The outcome of those matters is extremely uncertain and possible losses could be substantial.

●	Although no such demand has yet been made of us, the trustee for those securitizations could demand repurchase of loans placed into securitizations if we breached the contractual requirements made when the securitizations were created or if we are obligated to indemnify the trustee.

●	We have responded to investigations and inquiries by various parties, including government agencies, related to mortgage loans we originated. Inquiries have been wide ranging. A few have led to litigation. One pending investigation involves the FHA insurance program. Although no litigation or demand is pending the eventual outcome of this matter is unknown and could involve a substantial sum.

●	We could be subject to claims that foreclosures and other servicing-related actions taken by us, or on our behalf, were done improperly.

●	The consumer and commercial loans on our books from our former national specialty lending business have experienced significantly higher default and loss rates compared to pre-recession years. For example, due to declining home values, home loans secured on a second-lien basis may have little or no collateral value to cover the loan if it defaults.

Additional information concerning these risks appears in “Legacy Mortgage Business Risks” beginning on page 21 of this Item 1A.Other trends adverse to us may emerge from these legacy assets and positions if counterparties are stressed by economic conditions, both domestic and global, and of course some of these impacts apply to continuing businesses.

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

Although we conducted a significant mortgage business dating back to the 1990s and we have had losses dating back at least to 2000, our loss from that business primarily relates to loans made in the middle 2000s. From 2005 through 2008, we originated and sold $69.5 billion original principal amount of first lien mortgage loans in whole-loan transactions involving the Agencies. Of that, $57.6 billion was sold to two government-sponsored enterprises (“GSEs”): Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The remainder was guaranteed by the Government National Mortgage Association (“Ginnie Mae”). Although additional GSE whole-loan sales occurred in earlier years, a significant majority of GSE repurchase requests (discussed below) have come from the 2005-8 period. In addition, from 2005 through 2007 we sold $26.7 billion original principal amount of first lien mortgage loans in First Horizon branded securitizations. Additional proprietary securitizations occurred in earlier periods, but the pending claims (discussed below) relate to those three years. We also securitized HELOC and second-lien loans in proprietary transactions (“HELOC securitizations”).

Starting in 2009, whole-loan purchasers increased their efforts to seek to require loan sellers to repurchase those loans or to reimburse purchasers for losses related to those loans when losses are incurred due to actual or alleged failure to strictly conform to the purchase contract representations or warranties. A substantial majority of our whole loan sales were to GSEs. GSE representations and warranties claims typically include claims that loans had missing or insufficient file documentation or that loans were obtained through fraud by borrowers or other third parties such as appraisers. As a result, we face pressure from whole-loan purchasers to repurchase those loans or to make the purchaser whole, and we face expenses to administer and resist such claims. In 2013 and 2014 we agreed to substantial settlements with both GSEs. Although they have substantially reduced repurchase requests from those purchasers and overall, not all loan categories are covered by the settlements, nor are other purchasers.

For loans sold in proprietary securitizations we have potential exposure for investment rescission or damages arising from legal claims that the offering documents under which the loans were securitized were materially deficient. As of December 31, 2014, we were a defendant in a total of three such lawsuits. Additionally, we have received various indemnity demands from underwriters for certain expenses and losses incurred in other suits but have not been named a defendant. Other lawsuits or requests for indemnification may be brought in the future. There is also potential repurchase exposure and rescission risk associated with our proprietary securitizations under the contracts with trustees through which the securitizations were created. Our securitization trustee could initiate a repurchase process on its own or at the behest of a sufficient percentage of securitization investors. However, the repurchase process is more difficult for securitization investors to initiate than it is for GSEs in whole loan sales. At December 31, 2014, no such repurchase requests had been received with respect to our proprietary first-lien mortgage securitizations. At December 31, 2014, based on applicable accounting guidance associated with contingencies, we had no reserve for potential losses associated with private first-lien mortgage securitizations except for one suit.

A significant portion of the loans we sold to GSEs were required to have private mortgage insurance (“MI”). MI also was provided for some of the loans in proprietary securitizations. We have received MI cancellation notices from the insurers which wrote these policies based on claims of fraud or misrepresentations relating to the insured loans. To date a majority of MI cancellations have involved loans sold to GSEs. Although unresolved MI cancellation notices are not formal repurchase requests, we include these in the active repurchase request pipeline when analyzing and estimating loss content in relation to the loans sold or securitized. In the settlements mentioned above we retain exposure for MI cancellations.

The pipeline of repurchase requests, including related unresolved MI cancellation notices as of December 31, 2014, 2013, 2012, 2011, and 2010 was $174.9 million, $197.2 million, $333.8 million, $383.5 million, and $534.2 million, respectively. The GSE settlements mentioned above covered many but not all obligations we have with the GSEs. Covered matters were removed from the pipeline at the time of each settlement, substantially impacting its balance.

Our liability for repurchase losses is assessed quarterly. Although not all loans repurchased are in arrears or default, as a practical matter most have been. As a result, loss recognition for repurchased loans as a group has been much higher than for consumer loans typically held in our portfolio. Also, although we re-evaluate our reserves for repurchase losses each quarter, evaluations of that sort necessarily are estimates, volatility has been high, and there remains a risk that the reserves will not be adequate. Future volatility should be less than in the past, though risk remains with respect to loans not covered by the settlements and loans not sold to GSEs. The liability (our reserve) for repurchase and foreclosure losses was $119.4 million, $165.1 million, $232.4 million, $165.3 million, and $182.9 million on December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

While the vast majority of claims made to date relate to whole-loan sales to GSEs, in the aggregate significant claims have been made with respect to other purchasers and investors. Also, while the volume in the repurchase pipeline has been falling, the proportion of non-GSE claims has grown. The number of repurchase requests, MI cancellation notices, or lawsuits may be volatile over time. An increase in the volume of such claims beyond what we are currently experiencing, an increase in the loss rate we experience upon resolution of these claims, or an increase in the time it takes a purchaser to make or resolve a claim, could adversely affect our financial condition and results of operations.

Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 51, “Repurchase and Foreclosure Liability” beginning on page 57, and “Repurchase and Foreclosure Liability” beginning on page 62 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the captions “RPL-Excluded First Horizon Branded Mortgage Securitization Litigation Matters,” “First Horizon Branded Mortgage Securitization Litigation Matters,” and “Legacy Home Loan Sales and Servicing” in Note 18 – Contingencies and Other Disclosures beginning on pages 132, 133, and 134, respectively, which is part of the material from our 2014 Annual Report that has been incorporated by reference into Item 8 of this report.

Although we sold our mortgage servicing business and many of our servicing assets in 2008, we have significant exposures related to the mortgage servicing obligations and assets which we retained after 2008, especially in relation to the subservicing arrangements we made between 2008 and the sale of substantially all our remaining servicing assets which we completed in first quarter 2014. State and federal officials and regulators have announced and commenced inquiries and investigations into the procedures followed by mortgage servicing companies and banks in completing affidavits relating to foreclosures and into the authority of the servicer to foreclose if assignments of legal interests in the mortgage loans have not been properly recorded. The attorneys general of all 50 states concluded a joint investigation of foreclosure practices across the industry and proposed significant changes in servicing practices related to foreclosures and substantial penalties. In 2012 the Justice Department announced that the federal government and attorneys general of 49 states had reached a $25 billion settlement agreement with five of the largest servicers to address mortgage loan servicing and foreclosure abuses. We were not a party to this settlement but the terms of it may affect later actions involving us. Government authorities have announced substantial mortgage-related settlements with major U.S. and foreign banks. The CFPB recently has adopted significant changes to servicing rules which are likely to increase the cost and compliance risks of servicing mortgage loans. Additional state or federal inquiries or investigations may be commenced. We cannot predict the ultimate outcome of these inquiries, actions, or regulatory changes or the impact that they could have on our financial condition, results of operations, or business.

When we sold our origination and servicing businesses in 2008 we retained significant servicing obligations and assets. At that time we engaged as our subservicer the purchaser of our business. In 2011 that engagement expired and we engaged a new subservicer. Our 2008 subservicer experienced significant losses in connection with its servicing business based in part on the circumstances outlined above and in connection with a Consent Decree relating to the same with the OCC. In 2012 the 2008 subservicer entered into a settlement agreement with the OCC along with 13 other large mortgage servicers that replaced the Consent Decree and its foreclosure look-back process and requires remediation for all borrowers with “in process” foreclosures from 2009 – 2010. Our 2008 subservicer has informed us that it expects us to reimburse it for a significant portion of its losses and costs under our subservicing agreement. We disagree with our 2008 subservicer’s position and have made no reimbursements. We also believe that certain amounts billed us by agencies for penalties and curtailments of claims by the subservicer prior to the subservicing transfer but billed after that date are owed by the subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against us may be substantial.

Additional information concerning risks related to servicing and foreclosure practices and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase and Foreclosure Liability” beginning on page 57, “Foreclosure Practices” beginning on page 61, and “Repurchase and Foreclosure Liability” beginning on page 62 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Servicing and Foreclosure Practices” in Note 18 – Contingencies and Other Disclosures, beginning on page 138 of our 2014 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

In 2014 several large purchasers of mortgage-backed securities filed suits against the trustees for those securitizations asserting new theories of liability. The trustee of our securitizations is one of the defendants in such a suit, and many of our securitizations are among those alleged to have been purchased by the plaintiffs. The claims for damages are based in part on allegations that the trustee did not properly or timely act against the originators of the securitizations or the servicers of the loans, and further assert that the trustee had affirmative duties to act which were not set forth in the legal trust documents. Some of the legal theories advanced are untested or unsettled. Although we are not a defendant in these proceedings, these complex suits may progress or evolve so as to compel us to defend ourselves or our trustee, and could create financial exposure for us.

We have elevated loss exposures associated with past lending under various government programs. Like most banks we have participated for many years in government-sponsored lending programs. At the federal level, during the period before we sold our national mortgage origination and servicing businesses, two prominent programs for us were the FHA and VA mortgage lending programs. Those programs require lenders like us to comply with various requirements in originating the loans. Non-compliance can lead to an agency demand that the lender reimburse resulting losses.

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

Additional information concerning these government program risks, all of which is incorporated into this Item 1A by this reference, is set forth under the captions “Inquiry regarding FHA-Insured Loans” and “Legacy Home Loan Sales and Servicing” in Note 18 – Contingencies and Other Disclosures beginning on pages 132 and 134, respectively, of our 2014 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

Increasingly, governmental entities have become key participants in proceedings, investigations, and settlements involving banking institutions that engaged in substantial mortgage activities before the financial crisis in 2008. Governmental entities are plaintiffs or potential plaintiffs in certain of the legal proceedings in which we are involved related to our former mortgage businesses as mentioned above. We may face future actions or claims by governmental entities in areas mentioned above as well as in areas we are not able to predict. Significant settlements with governmental entities have been publicly announced by several large national and regional financial institutions. The trend of very large settlements with governmental entities may adversely affect the outcomes for other financial institutions in similar actions, especially where governmental officials have announced that the large settlements will be used as the basis or a template for other settlements. Additional information concerning pending or currently known proceedings and investigations, all of which is incorporated into this Item by this reference, is set forth under the captions “Inquiry regarding FHA-Insured

Loans,” “First Horizon Branded Mortgage Securitization Litigation Matters,” “Contract Claim Settlement Process – Mortgage Repurchase Pipeline,” and “Legacy Home Loan Sales and Servicing,” all in

Note 18 – Contingencies and Other Disclosures beginning on page 131 of our 2014 Annual Report, which is part of the material from that Report that was incorporated by reference into Item 8 of this report.

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

Credit Risks

We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary over time. Since 2007 our credit charge-offs, especially related to lending, increased to historically high levels. Net charge-offs were $131.8 million in 2007, and increased to $572.8 million and $832.3 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline, reaching $78.2 million in 2013 and $48.4 million in 2014. In recent years, our loan loss reserves also have declined from high levels. The allowance for loan loss was $232.4 million as of December 31, 2014, down substantially from $896.9 million and $849.2 million at year-end 2009 and 2008, respectively.

Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of loan customers and other counterparties and the value of any collateral, including real estate among other things. We further manage lending credit risk by diversifying our loan portfolio, by managing its granularity, and by recording and managing an allowance for loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We further manage other counterparty credit risk in a variety of ways, some of which are discussed in other parts of this Item 1A and all of which have as a primary goal the avoidance of having too much risk concentrated with any single counterparty.

We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption “Accounting Risks” beginning on page 34, these guidelines and rules could change and cause provision expense or charge-offs to increase, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. Moreover, the SEC could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve, OCC, or other banking regulators.

A significant challenge for us is to keep the credit and other models and approaches we use to originate and manage loans updated to take into account changes in the competitive environment, in real estate prices and other collateral values, in the economy, and in the regulatory environment, among other things, based on our experience originating loans and servicing loan portfolios. In recent years we have changed our models and approaches based on changes in circumstances, and we will continue to do so as conditions change. At times those changes have had significant impacts upon our reported financial results and condition. In addition, we use those models and approaches to manage our loan portfolios and lending businesses. To the extent our models and approaches are not consistent with underlying real-world conditions, our management decisions could be misguided or otherwise adversely affected with substantial adverse consequences to us.

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

The composition of our loan portfolio inherently increases our sensitivity to certain credit risks. At December 31, 2014, approximately 56% of total loans consisted of the commercial, financial, and industrial (C&I) category, while approximately 31% consisted of the consumer real estate category.

The largest component of the C&I category at year end was loans to finance and insurance companies, a component which represented about 22% of the C&I category at December 31, 2014. The second largest component was loans to mortgage companies. As a result, approximately 35% of the C&I category was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.

The consumer real estate category contains a number of concentrations which affect credit risk assessment of the category.

●	Product concentration. The consumer real estate category consists primarily of home equity lines of credit, and much of the remainder consists of consumer installment loans.

●	Collateral concentration. This entire category is secured by residential real estate. Approximately 44% of the category consists of loans secured on a second-lien basis.
●	Geographic concentration. At year end about 59% of the category related to Tennessee customers, 9% related to California, and no other state represented more than 3% of the category.

●	Legacy concentration. The consumer category is comprised in significant part of loans originated before 2009 by our legacy national mortgage lending business. Those loans consist of loans we originated and did not sell and loans we have repurchased in the course of resolving repurchase claims with loan buyers. Our portfolio of legacy loans has been shrinking in recent years due to loan sales and normal run-off; however, it remains a substantial portion of our overall portfolio.

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

Our new Houston office, opened in 2014, specializes in commercial lending and private banking. The commercial lending significantly focuses on three categories: energy, commercial real estate (CRE), and commercial, financial, & industrial (C&I). Much of our Houston business is connected, at least in part, to the energy industry, especially oil and gas production and distribution. Although at year-end the amount of total loans outstanding in the Houston office were financially insignificant in relation to our total loan portfolio, our Houston office is new and growing. In addition to general credit and other risks mentioned elsewhere in this Item 1A, the energy business and related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. In late 2014 and early 2015 oil prices fell substantially, putting financial pressure on businesses in that industry, especially highly leveraged businesses. Although there was no financial impact from that price decline on our overall loan business at year-end, continued volatility in oil prices might impact the future performance and growth of our Houston-based lending business.

Additional information concerning credit risks and our management of them is set forth under the captions “Asset Quality—Trend Analysis of 2014 Compared to 2013” beginning on page 26, “Credit Risk Management” beginning on page 45, and “Allowance for Loan Losses” beginning on page 62 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

The recent prolonged low-interest rate environment has created a challenge for us and other banks to balance taking on higher risk against the need for income or yield. This challenge applies not only to credit risk in our lending activities but also to default and rate risks regarding our investments which, as they mature, are reinvested at current rates.

Operational Risks

Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make such systems more robust may also make them less adaptable. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain customer service and compliance at high quality and low cost.

A serious electronic security (cybersecurity) breach can cause significant damage and at the same time be difficult to detect even after it occurs. Among other things, that damage can occur due to outright theft of funds, fraud or identity theft perpetrated on customers, or adverse publicity associated with the breach and its potential effects. Perpetrators potentially can be employees, customers, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. Because of the potentially very serious consequences associated with these risks, our electronic systems and their upgrades need to address internal and external security concerns to a high degree, and our systems have to comply with applicable banking and other regulations pertaining to bank safety and customer protection. Although many of our defenses are systemic and highly technical, others are much older and more basic. For example, periodically we train all our employees to recognize red flags associated with fraud, theft, and other electronic crimes, and we educate our customers as well through regular and episodic security-oriented communications. We expect our systems and the regulatory requirements to continue to evolve as technology and criminal techniques also continue to evolve.

The operational functions we outsource to third parties may experience similar disruptions that could adversely impact us and over which we may have limited control and, in some cases, limited ability to quickly obtain an alternate vendor. To the extent we rely on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult.

The operational functions of business counterparties may experience similar disruptions that could adversely impact us and over which we may have limited or no control. For example, in 2013 and 2014 major U.S. retailers experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of millions of customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including our Bank. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to our Bank and our customers, and our ability to recoup our losses may be limited legally or practically in many situations. Other possible points of incursion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Failure to build and maintain the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable laws or regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Operational Risk Management” beginning on page 45 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

Service Risks

We provide a wide range of services to customers, and the provision of these services may create claims against us that we provided them in a manner that harmed the customer or a third party, or was not compliant with applicable laws or rules. Our services include lending, fiduciary, custodial, depositary, funds management, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions “Operational Risk Management” and “Compliance Risk Management,” each beginning on page 45 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

We and our Bank both are required to maintain certain regulatory capital levels and ratios. Those requirements are increasing. In 2013 regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III.” The revised standards create a new emphasis on Common Equity Tier 1 Capital, restrict eligibility criteria for regulatory capital instruments, and make more stringent the methodology for calculating risk-weighted assets. The revised standards began to apply to us January 1, 2015. The old (2014) and new (2015) standards are discussed in Item 1 of this report above, in tabular and narrative form, under the caption “Capital Adequacy” starting on page 7.

If we were to incur financial losses persistently, or if the new regulatory requirements are interpreted or otherwise applied in an unexpectedly adverse manner, then at some point the ability of us or the Bank to meet applicable requirements could be adversely affected.

Pressures to maintain appropriate capital levels and address business needs in a persistently weak economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions that have occurred in recent years include the elimination in 2008 of our twenty cents per share quarterly common cash dividend (which was reinstated at one cent per share in 2011, increased to five cents in 2013, and increased to six cents in 2015), two sales of our common stock and the issuance of a common stock warrant, and a contraction of our balance sheet (involving sales or other dispositions of assets or businesses) at times when market values were depressed. Other such actions could include the issuance of participating preferred stock, securities convertible into common or participating stock, or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.

Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions “Capital Adequacy” and “Prompt Corrective Action (PCA)” in Item 1 of this report beginning on pages 7 and 9, respectively; under the captions “Capital,” “Capital Management and Adequacy,” and “Regulatory Matters” beginning on pages 23, 45, and 60, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Regulatory Capital” in Note 13 – Regulatory Capital and Restrictions, beginning on page 122 of our 2014 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

We are required to conduct and submit to our regulators annual stress tests, the outcomes of which could further increase our capital requirements and, starting in 2015, could damage our ability to obtain credit and our reputation. In 2014 regulators implemented new stress testing for institutions like ours and other risk management initiatives. Stress testing processes require banks to estimate the impact on capital, liquidity, and other measures of safety of certain assumed environmental shocks. A failure to satisfy regulatory stress testing, or another new significant risk management standard, could result in the imposition of operating restrictions on us and require us to raise capital, which could adversely affect operating results or be dilutive to our shareholders. In addition, starting with the 2015 test a summary of a portion of the results will be made public. A poor result, once published, could impact our ability to borrow funds and our reputation generally.

Stress testing and other new regulatory initiatives may have unintended perverse impacts upon us or the industry. For example, stress testing includes “rate shocks” which model the financial impact of sudden large increases in market interest rates upon us. The magnitude of the assumed shocks has increased substantially under the new initiative. In practical effect this encourages banks to shorten the “duration” of their assets (loans and investments), discouraging long-term assets. Shortening duration should improve a bank’s ability to withstand a very large rate shock. However, it also can reduce the effective yield a bank receives from its assets, which would put downward pressure on revenues, margins, and earnings.

The Dodd-Frank Reform Act made significant changes to how financial services companies are regulated.

Many of the changes in the Dodd-Frank Reform Act are not yet complete. Other than those mentioned elsewhere in this Item 1A, areas covered by the Reform Act which presently appear likely to present the greatest risks to us are mentioned below:

●	Final regulations under the Reform Act’s so-called Durbin Amendment were issued in 2011. Effective October 1 that year, they severely capped the interchange fees which banks are able to charge merchants for debit card transactions to 21 cents per transaction with an additional 5 basis points available to cover fraud losses. The cap represents a substantial reduction compared to the rates that prevailed in the market previously. It is estimated that our annual revenue from interchange fees was reduced by approximately $20 million. In 2013 a court ruled that the reductions imposed in the regulations were too lenient. That ruling was reversed on appeal, and the Supreme Court has declined to review the case. Risk remains, however, that these new rules could be altered or interpreted in ways adverse to the industry to the significant detriment of the Bank.

●	The Reform Act’s municipal advisor requirements could adversely affect our capital markets, derivatives, and other activities with municipal customers.
●	The Reform Act has excluded certain items, including trust preferred securities, from Tier 1 capital of financial institutions having assets of $15 billion or more. A direct effect of this exclusion will be to remove $200 million of currently outstanding securities from our Tier 1 capital partly after 2014 and entirely after 2015.

Risks of Expense Control

Our ability to successfully manage expenses is important to our long-term survival and prosperity but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change, either by expansion or contraction, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. The importance of managing expenses has been amplified in the current slow growth, low net interest margin business environment. Overall, our noninterest expenses have been improving: in 2010, 2011, 2012, 2013, and 2014 noninterest expense was $1,341.8 million, $1,293.0 million, $1,383.7 million, $1,158.6 million, and $841.2 million, respectively. Volatility in noninterest expense has been significantly affected by increasingly idiosyncratic charges related to legacy mortgage activities as discussed in this Item 1A under the caption “Legacy Mortgage Business Risks” beginning on page 21.

We manage controllable expenses and risk through a variety of means, including selectively outsourcing or multi-sourcing various functions and procurement coordination and processes. In recent years we have exited non-strategic businesses and have actively sought to make strategic businesses more efficient primarily by investing in technology, re-thinking and right-sizing our physical facilities, and re-thinking and right-sizing our workforce and incentive programs. These efforts usually entail additional near-term expenses in the form of technology purchases and implementation, facility closure or renovation costs, and severance costs, while expected benefits typically are realized with some uncertainty in the future.

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

We have international assets in the form of loans and letters of credit. Holding non-U.S assets creates a number of risks: the risk that taxes, fees, prohibitions, and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our holdings; the risk that currency exchange rates could move unfavorably so as to diminish or destroy the U.S. dollar value of assets, or to enlarge the U.S. dollar value of liabilities; and the risk that legal recourse against foreign counterparties may be limited in unexpected ways. Our ability to manage those and other risks depends upon a number of factors, including: our ability to recognize and anticipate differences in legal, cultural, and other expectations applicable to customers, regulators, vendors, and other business partners and counterparties; and our ability to recognize and manage any exchange rate risks to which we are exposed.

Insurance

Our property and casualty insurance may not cover or may be inadequate to cover the risks that we are or may become subject to, and we may be adversely affected by a default by the insurers that provide us mortgage and bank-owned life insurance.

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

A portion of our retail loan portfolio involves mortgage default insurance. If a default insurer were to experience a significant credit downgrade or were to become insolvent, that could adversely affect the carrying value of loans insured by that company, which could result in an immediate increase in our loan loss provision or write-down of the carrying value of those loans on our balance sheet and, in either case, a corresponding impact on our financial results. In recent years events of this sort have happened. If many default insurers were to experience downgrades or insolvency at the same time, the risk of a financial impact would be amplified.

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

Liquidity and Funding Risks

Liquidity is essential to our business model and a lack of liquidity or an increase in the cost of liquidity may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2013 and 2014 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.

Deposits traditionally have provided our most affordable funds and by far the largest portion of funding. However, deposit trends can shift with economic conditions. If the economy improves or market rates rise, deposit levels in our Bank might fall, perhaps fairly quickly, as depositors become more comfortable with risk and seek higher returns in other vehicles. This could pressure us to raise our deposit rates, which could shrink our net interest margin to the extent that loan rates do not rise correspondingly and at the same time.

The market among banks for deposits may be impacted in 2015 and later years as a result of the new Basel III capital rules. Those rules generally provide favorable treatment for core deposits. Moreover, institutions with more than $50 billion of assets are required to maintain a minimum Liquidity Coverage ratio. Larger banks covered by this rule may be incented to compete for core deposits to an unexpected extent. Although smaller banks, like ours, are not directly impacted by this rule, if some large banks in our markets take aggressive actions we could lose deposit share or be compelled to adjust our deposit pricing and practices in ways that could increase our costs.

We also depend upon financing from private institutional or other investors by means of the capital markets. In 2010 we issued $500 million of senior notes due 2015 in an underwritten offering, in 2013 we issued $100 million (preference amount) of preferred stock, and in 2014 we issued $400 million of senior bank notes due 2019. At year-end all these securities remained outstanding. Presently we believe we could access the capital markets again if we desired to do so. Risk remains, however, that capital markets may become unavailable to us for reasons beyond our control.

A number of more general factors could make funding more difficult, more expensive, or unavailable on affordable terms, including, but not limited to, our financial results, organizational or political changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may become or remain increasingly difficult due to economic and other factors beyond our control.

Events affecting interest rates, markets, and other factors may adversely affect the demand for our products and services in our capital markets business. As a result, disruptions in those areas may adversely impact our earnings in that business unit.

Credit Ratings

Our credit ratings directly affect the availability and cost of our unsecured funding. The Corporation and the Bank currently receive ratings from several rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. In recent years, including most recently in 2013, we have experienced downgrades by the various agencies at various times. At December 31, 2014, two of the three rating agencies rated the unsecured senior debt of the Corporation as investment grade, and all three rated such debt of the Bank as investment grade, although we were at or near the lowest levels of investment grade. The ratings outlook from all three ratings agencies was stable for both the Corporation and the Bank. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

Reductions in our credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. At this time, those of our ISDA master agreements which have ratings triggers reference the lower of S&P’s or Moody’s ratings. Based on those ratings, for some time we have been required to post collateral in the amount of our derivative liability positions with most derivative counterparties. Should a credit rating downgrade occur, the maximum additional collateral we would have been required to post is approximately $7 million as of December 31, 2014. Due to the retirement of certain debt after year-end, at January 31, 2015 this amount had decreased to approximately $1 million.

Reductions in our credit ratings could result in counterparties reducing or terminating their relationships with us. Some parties with whom we do business may have internal policies restricting the business that can be done with financial institutions, such as the Bank, that have credit ratings lower than a certain threshold.

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

Securities Inventories and Market Risks

The trading securities inventories we hold in our capital markets business are subject to market and credit risks. In the course of that business we hold trading securities inventory positions for purposes of distributions to customers, and we are exposed to certain market risks attributable principally to credit risk and interest rate risk associated with fixed-income securities. We manage the risks of holding inventories of securities through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Capital markets trading securities (long positions) were $1.2 billion at year-end 2014, $.8 billion at year-end 2013, and $1.2 billion at year-end 2012.Trading liabilities (short positions) were $594.3 million, $368.3 million, and $564.4 million at December 31, 2014, 2013, and 2012, respectively. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Market Risk Management” beginning on page 43 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Annual Report, which is part of the material from that Report that has been incorporated by reference into Item 7 of this report.

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

A significant example of that linkage is our obligation to fund our pension plan so that it may satisfy benefit claims in the future. Our pension funding obligations generally depend upon actuarial estimates of benefits claims and actuarial estimates of future plan asset values. To a substantial extent the pension plan invests its assets in marketable securities, primarily fixed income but also equities. Our obligations to fund the plan can diminish substantially if the plan’s investments perform well, and can grow substantially if those investments perform poorly. Relative to conditions in 2014, a rise in interest rates is likely to negatively impact the values of fixed income assets held in the plan and also could negatively impact the stock market generally. Similarly, our obligations can grow or diminish substantially with changes in mortality tables or other actuarial inputs. In 2014, for example, mortality expectations changed to reflect increased longevity and, correspondingly, an increased funding obligation.

Changes in our funding obligation generally translate into positive or negative changes in our pension expense over time, which in turn affects our financial performance. Although our obligations and expenses relative to the plan can be affected by many other things, including changes in our participating employee population and changes to the plan itself, declines in market performance tend to increase our obligations to fund the pension plan. We froze new plan benefits after 2012, and in 2011 we changed the plan’s asset allocation investment strategy. Although we expect those changes to moderate future volatility in this area, risk of some level of volatility is unavoidable. That risk of volatility would be amplified if certain actuarial assumptions change adversely, especially the discount rate used to estimate the projected benefit obligation, or if the accounting rules regarding pension liability estimates change adversely.

Our hedging activities may be ineffective, may not adequately hedge our risks and are subject to credit risk. In the normal course of our businesses we attempt to create partial or full economic hedges of various, though not all, financial risks. For example: our capital markets unit manages interest rate risk on a portion of its trading portfolio with short positions, futures, and options contracts; and, we use derivatives, including swaps, swaptions, caps, forward contracts, options, and collars, that are designed to moderate the impact on earnings as interest rates change. Generally, in the latter example these hedged items include certain term borrowings and certain held-to-maturity loans.

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

We lack first-hand visibility regarding certain loans, other assets, or liabilities which increases the risk that our estimates may be inaccurate. For example, interagency supervisory guidance related to practices for loans and lines of credit secured by junior liens on 1-4 family residential properties requires that the performance of the first lien should be considered when assessing the collectability and inherent loss of a performing junior lien. Additionally, the OCC has clarified that an institution’s income recognition policy should incorporate management’s consideration of all reasonably available information including, for junior liens, the performance of the associated senior liens as well as trends in other credit quality indicators. We own and service a consumer real estate portfolio that is primarily composed of home equity lines and installment loans. As of December 31, 2014, that amount was $5.0 billion. As of December 31, 2014, approximately $21.1 billion or 41 percent of the consumer real estate portfolio consisted of stand-alone second liens. We own or service approximately 7 percent of the first liens that are senior to these stand-alone second liens. We are not able to actively monitor the performance status of the first liens that are serviced by others. We obtain first lien performance information from third parties and through loss mitigation activities, and we place a stand-alone second lien loan on nonaccrual if we discover that there are performance issues with the first lien loan. It is possible that if our evaluation methods change or information sources otherwise improve our additions to nonperforming loans may be material.

A reduction in our taxable earnings outlook could adversely affect the value of our deferred tax asset, as could a reduction in our corporate income tax rate. We have a net deferred tax asset accumulated during recent years. At December 31, 2014 our gross deferred tax asset after valuation allowance was approximately $370.4 million and the net deferred tax asset was approximately $284.4 million. The value of our deferred tax asset depends in part upon our estimation of our ability to realize the asset during applicable future periods and upon our estimate of our effective tax rate. A significant adverse change in our taxable earnings outlook could result in an impairment of the value of our deferred tax asset. Also, future enactment by Congress of tax rate reductions could result in impairment.

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

Risks of Holding our Stock

The principal source of cash flow to pay dividends on our stock is dividends and distributions from the Bank, and the Bank cannot currently pay substantial dividends to us without regulatory approval.

We primarily depend upon common dividends from the Bank for cash to fund dividends we pay to our stockholders. Regulatory constraints may prevent the Bank from declaring and paying dividends to us in 2015 without regulatory approval. Applying the applicable regulatory rules, as of December 31, 2014 and 2013, the Bank had negative $75.7 million and negative $141.6 million, respectively, available for dividends. In contrast, on January 1, 2015, the Bank’s total amount available for dividends was a positive number, $15.1 million. That amount will grow in 2015 only to the extent that the Bank’s earnings for the year exceed preferred and any common dividends for the year.

Also, we are required to provide financial support to the Bank. Accordingly, at any given time a portion of our funds may have to be used for that purpose and therefore would be unavailable for dividends.

Furthermore, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. As mentioned above, the capital requirements applicable to us have changed, becoming more strict, starting in 2015.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have no properties that we consider to be materially important to our financial statements. Information concerning our business locations, including bank branches and FTN Financial offices, is provided in Item 1 of this report under the caption “Business Locations” beginning on page 2, which information is incorporated into this Item 2 by this reference. In addition to the bank branches and FTN offices mentioned in Item 1, we have other offices and office buildings such as our headquarters building at

165 Madison Avenue in downtown Memphis, Tennessee. Although some of these other offices contain bank branches or FTN offices, primarily they are used for operational and administrative functions. The operational and administrative offices are located in several cities, primarily in Tennessee.

At December 31, 2014, we believe our physical properties are suitable and adequate for the businesses we conduct.

ITEM 3. LEGAL PROCEEDINGS

The “Contingencies” section from Note 18 (Contingencies and Other Disclosures) to the Consolidated Financial Statements appearing on pages

131-140 of our 2014 Annual Report to shareholders is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

The following is a list of our executive officers, along with certain supplemental information, all presented as of January 31, 2014. The executive officers generally are appointed at the April meeting of our Board of

Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name and Age	Current (Year First Elected to Office) and Recent Offices and Positions

John M. Daniel Age: 60

Executive Vice President – Chief Human Resources Officer of the Corporation and the Bank (2006)

Mr. Daniel joined FHN as the Executive Vice President in charge of human resources in 2006. From January 2001 to September 2006, Mr. Daniel was the Executive Vice President in charge of human resources for Regions Financial Corporation.

Jeff L. Fleming Age: 53

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

Michael E. Kisber Age: 55

President – FTN Financial of the Corporation and the Bank (2011)

Mr. Kisber became President of the Bank’s FTN Financial division in 2011. He joined FTN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President. In 2008 he became Director of Fixed Income for FTN.

William C. Losch III Age: 44

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

David T. Popwell Age: 54

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

Susan L. Springfield Age: 50

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

Charles T. Tuggle, Jr. Age: 66

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

Yousef A. Valine Age: 55

Executive Vice President – Chief Risk Officer of the Corporation and the Bank (2010)

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2014, there were 5,941 shareholders of record of our common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)	the Summary of Quarterly Financial Information (Table 30)(page 68), the Selected Financial and Operating Data table (page 2), and the “Liquidity Management” subsection (beginning on page 48) of the Management’s Discussion and Analysis of
Financial Condition and Results of Operations section contained in our 2014 Annual Report to shareholders,

(ii)	the “Restrictions on dividends” section within Note 13 – Regulatory Capital and Restrictions beginning on page 123 of the 2014 Annual Report to shareholders, and

(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 6 and 7, respectively, of Item 1 of this report on Form 10-K.

Sale of Unregistered Equity Securities

Not applicable.

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

Additional information concerning repurchase activity during the final three months of 2014 is presented in Table 12, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section appearing on page 25 of our 2014 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is incorporated herein by reference to the Selected Financial and

Operating Data table appearing on page 2 of our 2014 Annual Report to shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the Glossary and Acronyms sections, and the Consolidated Historical Statements of

Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-76 and 191-193 of our 2014 Annual Report to shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated herein by reference to Note 23-Derivatives to the Consolidated Financial Statements, and to the “Market Risk Management” and “Interest Rate Risk Management” subsections of the Management’s

Discussion and Analysis of Financial Condition and Results of Operations section, which appear, respectively, on pages 160-166 and on pages 43-44 and 46-48 of our 2014 Annual Report to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, the Reports of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the notes thereto, and Table 30, Summary of Quarterly Financial Information, appearing, respectively, on pages 77-190 and on page 68 of our 2014 Annual Report to shareholders.

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

Reports on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by

Item 308(b) of Regulation S-K, appear at pages 77-78 of FHN’s 2014 Annual Report to shareholders and are incorporated herein by this reference.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item as it relates to directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and audit committee financial experts is incorporated herein by reference to the “Corporate Governance & Board Matters” section and the “Vote Item No. 1—Election of Directors” section of our 2015 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to our executive officers is incorporated herein by reference to the information provided under the heading “Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2015 Proxy Statement.

In 2014 there were no material amendments to the procedures, described in our 2015 Proxy Statement, by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks & Insider Participation,” “Compensation Discussion & Analysis,” “Recent Compensation,” “Post-Employment Compensation,” and “Director Compensation” sections of our 2015 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is provided in our 2015 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the following plans:

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

Of the 7,791,107 compensatory options outstanding at December 31, 2014, approximately 38% were issued in connection with employee and director cash deferral elections. We received over many years a total of approximately $13.1 million in employee cash deferrals and $2.1 million in non-employee director and advisory board retainer and meeting fee deferrals related to outstanding deferral options. The opportunity to defer portions of compensation in exchange for options has not been offered to employees, directors or advisory board members with respect to compensation earned at any time since January 1, 2005.

The following table includes information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Currently, all plans listed above other than the ECP have expired. Footnotes (2) and (5) to the table set forth the total number of shares of our common stock issuable upon the exercise of options under the expired plans as of December 31, 2014. No additional options may be granted under those expired plans.

The numbers of shares covered by stock options, and the option prices, reported in the following table have been adjusted proportionately to reflect the estimated economic effects of dividends distributed in common stock effective October 1, 2008 through January 1, 2011. The cumulative compound adjustment factor related to those dividends is 20.038%.

EQUITY COMPENSATION PLAN INFORMATION

		A		B	C
Plan Category		Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col. A)
Equity Compensation Plans Approved by Shareowners	(1)	4,485,181	(2)	$11.975	8,782,972 (3)
Equity Compensation Plans Not Approved by Shareowners	(4)	3,305,926	(5)	$24.245	—
Total		7,791,107		$17.181	8,782,972

(1)	Consists of the Directors’ Plan, 1995 Directors’ Plan, 1995 Plan, 1990 Plan, and the ECP.
42

(2)	Includes 508,882 outstanding options issued in connection with employee and non-employee director cash deferrals of approximately $2.1 million. Also includes information for equity compensation plans that have expired. The Directors’ Plan, the 1995 Directors’ Plan, the 1995 Plan and the 1990 Plan were approved by shareholders in 2000, 1995, 1995, and 1990, respectively. The plans expired in 2007, 1999, 2005, and 2000, respectively. As of December 31, 2014, a total of 590,940 shares of FHN common stock were issuable upon the exercise of outstanding options under these expired plans. No additional options may be granted under these expired plans.
(3)	As of December 31, 2014, an aggregate of 8,576,003 shares were available for awards other than options under the ECP.
(4)	Consists of the 1997 Plan and the Advisory Board Plans.
(5)	Includes 2,487,004 outstanding options issued in connection with employee and advisory board cash deferrals of approximately $13.1 million. All equity compensation plans reported in this note have expired or terminated. The 1997 Plan, the 1996 Bank Director and Advisory Board Member Deferral Plan, and the 1991 Bank Director and Advisory Board Member Deferral Plan expired in 2007, 2002, and 1997, respectively, and the 2002 Bank Director and Advisory Board Member Deferral Plan was terminated in 2005. As of December 31, 2014, a total of 3,305,926 shares of FHN common stock were issuable upon the exercise of outstanding options under these expired or terminated plans. No additional options may be granted under these expired or terminated plans.

In the table, column C shows the number of shares available for future award grants under the plans indicated at December 31, 2014, assuming eventual full exercise or issuance of all shares covered by awards outstanding on that date. Shares covered by outstanding options are shown in column A. In total, 4,238,772 shares are covered by outstanding awards other than options, including 4,044,713 under plans approved by shareowners and 194,059 under plans not approved by shareowners.

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

As of December 31, 2014, options covering 3,269,597 shares of our common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 20,486,273 shares had been exercised during the life of the plan. Of the options outstanding under the 1997 Plan, approximately 75% were issued in connection with employee cash deferral elections. We received approximately $12.6 million in cash deferrals to offset a portion of the exercise price. The 1997 Plan was filed most recently as Exhibit 10.2(d) in our Form 10-Q for the quarter ended June 30, 2009.

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

As of December 31, 2014, options covering 36,329 shares of our common stock were outstanding under the Advisory Board Plans, zero shares remained available for future option grants, and options covering 217,534 shares had been exercised during the life of the plan.

The Advisory Board Plans were included as Exhibits 10.1(f), 10.1(g), and 10.1(h) to our Form 10-Q for the quarter ended June 30, 2009.

Beneficial Ownership of Corporation Stock

The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of our 2015 Proxy Statement.

Change in Control Arrangements

FHN is not aware of any arrangements which may result in a change in control of FHN.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated herein by reference to the “Independence & Categorical Standards” and the “Transactions with Related Persons” sections of our 2015 Proxy Statement, which sections are incorporated herein by reference. Our independent directors and nominees are identified in the second paragraph of the “Independence & Categorical Standards” section of our 2015 Proxy Statement.

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

Information regarding fees billed to FHN by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the section of our 2015 Proxy Statement captioned “Vote Item No. 3 – Ratification of Appointment of Auditors.” No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements and related Reports

Page 80*	1.	Consolidated Statements of Condition as of December 31, 2014 and 2013.

Page 81*	2.	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

Page 82*	3.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

Pages 83-84*	4.	Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012.

Page 85*	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

Pages 86-190*	6.	Notes to Consolidated Financial Statements

Page 77*	7.	Report of Management on Internal Control over Financial Reporting

Pages 78-79*	8.	Reports of Independent Registered Public Accounting Firm

*	The consolidated financial statements of FHN, the notes thereto, and the reports of management and independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of FHN’s 2014 Annual Report to shareholders.

Financial Statement Schedules

Not applicable.

Exhibits

A complete list of exhibits to this report on Form 10-K is provided in the Exhibit Index immediately following the Signatures part of this report, beginning on page 48. The Exhibit Index is incorporated into this Item 15 by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 24, 2015	By:	/s/ William C. Losch III
William C. Losch III, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date	Signature*	Title	Date
	President, Chief Executive Officer, Chairman of the Board, and a Director (principal executive officer)			Executive Vice President and Chief Financial Officer (principal financial officer)
D. Bryan Jordan		February 24, 2015	William C. Losch III		February 24, 2015
D. Bryan Jordan			William C. Losch III

Executive Vice President and Chief Accounting Officer (principal accounting officer)
Jeff L. Fleming		February 24, 2015	Robert B. Carter
Jeff L. Fleming			Robert B. Carter	Director	February 24, 2015

John C. Compton	Director	February 24, 2015	Mark A. Emkes	Director	February 24, 2015
John C. Compton			Mark A. Emkes

Corydon J. Gilchrist	Director	February 24, 2015	Vicky B. Gregg	Director	February 24, 2015
Corydon J. Gilchrist			Vicky B. Gregg

R. Brad Martin	Director	February 24, 2015	Scott M. Niswonger	Director	February 24, 2015
R. Brad Martin			Scott M. Niswonger

Vicki R. Palmer	Director	February 24, 2015	Colin V. Reed	Director	February 24, 2015
Vicki R. Palmer			Colin V. Reed

Cecelia D. Stewart	Director	February 24, 2015	Luke Yancy III	Director	February 24, 2015
Cecelia D. Stewart			Luke Yancy III

*By:	/s/ Clyde A. Billings, Jr.	February 24, 2015
Clyde A. Billings, Jr.
As Attorney-in-Fact
47

EXHIBIT INDEX

Each exhibit marked + is filed herewith.

Each exhibit marked * represents a management contract or compensatory plan or arrangement required to be identified as such and filed as an exhibit.

Each exhibit marked ** is “furnished” pursuant to 18 U.S.C. Section 1350 and is not “filed” as part of this Report or as a separate disclosure document.

The phrase “2014 named executive officers” refers to those executive officers whose 2014 compensation is described in FHN’s 2015 Proxy Statement.

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

Organization and Capitalization Exhibits

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

*10.1(d)

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

*10.2(b)

Form of Special Performance Stock Units Grant Notice [2012], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

*10.2(c)

Form of Performance Stock Units Grant Notice [2013], incorporated herein by reference to Exhibit 10.1 to

FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.2(d)

Form of Grant Notice for Performance Stock Units – Core ROE Rank [2014], incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.2(e)

Form of Grant Notice for Performance Stock Units – Total Corporate Performance [2014], incorporated herein by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

*10.3(f)

Form of Executive Stock Option Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(s) to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.3(g)

Form of Executive Stock Option Grant Notice [2012], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.3(h)

Form of Executive Stock Option Grant Notice [2013], incorporated herein by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.3(i)

Form of Grant Notice for Executive Stock Options [2014], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

*10.4(e)

Form of MIP-Driven Restricted Stock Grant Notice [2012], incorporated herein by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.4(f)

Form of MIP-Driven Restricted Stock Grant Notice [2013], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(g)

Form of MIP-Driven Restricted Stock Units Grant Notice [2013], incorporated herein by reference to

Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(h)

Form of Executive Retention Restricted Stock Grant Notice [2013], incorporated herein by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(i)

Form of Grant Notice for Executive Restricted Stock Units [2014], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.4(j)

Form of Grant Notice for MIP-Driven Restricted Stock Units [2014], incorporated herein by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.4(k)+

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

*Other Exhibits relating to Employment, Retirement, Severance, or Separation

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

*10.7(c)

Rate Applicable to Participating Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

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

*Other Exhibits related to Management or Directors

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

*10.8(g) +

List of Certain Benefits Available to Executive Officers.

*10.8(h) +

Description of 2015 Salaries for 2014 Named Executive Officers.

Other Material Contract Exhibits

[reserved]

Other Exhibits

12 +

Consolidated ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends, and information regarding computation of those ratios

13 +

Pages 1 through 194 of the First Horizon National Corporation 2014 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

14

Code of Ethics for Senior Financial Officers, incorporated herein by reference to Exhibit 14 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2008.

21 +

Subsidiaries of First Horizon National Corporation.

23 +

Accountant’s Consents.

24 +

Power of Attorney.

31(a) +

Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b) +

Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

**32(a) +

18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

**32(b) +

18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

52

99.1

Conformed copy of Mortgage Loan Subservicing Agreement dated June 3, 2008 related to the subservicing of certain mortgage loans, incorporated herein by reference to Exhibit 10.2 to FHN’s Current Report on Form 8-K/A filed June 4, 2008

XBRL Exhibits

101 +

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL:

(i)	Consolidated Statements of Condition at December 31, 2014 and 2013 (Unaudited);
(ii)	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013, and 2012 (Unaudited);
(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012 (Unaudited);
(iv)	Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013, and 2012 (Unaudited);
(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012 (Unaudited); and
(vi)	Notes to the Consolidated Financial Statements (Unaudited).

101.INS +

XBRL Instance Document

101.SCH +

XBRL Taxonomy Extension Schema

101.CAL +

XBRL Taxonomy Extension Calculation Linkbase

101.DEF +

XBRL Taxonomy Extension Definition Linkbase

101.LAB +

XBRL Taxonomy Extension Label Linkbase

101.PRE +

XBRL Taxonomy Extension Presentation Linkbase

