Form 10-Q
period 2015-03-31
FIRST HORIZON NATIONAL CORP
filed 2015-05-07
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-15185

First Horizon National Corporation

(Exact name of registrant as specified in its charter)

TN	62-0803242
(State or other jurisdiction	(IRS Employer
incorporation of organization)	Identification No.)

165 MADISON AVENUE
MEMPHIS, TENNESSEE	38103
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2015
Common Stock, $.625 par value	233,498,534

FIRST HORIZON NATIONAL CORPORATION

INDEX

Part I. Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	67
Item 3. Quantitative and Qualitative Disclosures about Market Risk	103
Item 4. Controls and Procedures	103

Part II. Other Information
Item 1. Legal Proceedings	104
Item 1A. Risk Factors	104
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 3. Defaults Upon Senior Securities	104
Item 4. Mine Safety Disclosures	104
Item 5. Other Information	104
Item 6. Exhibits	105

Signatures	106

Exhibit Index	107
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands, except per share amounts)(Unaudited)	2015	2014	2014
Assets:
Cash and due from banks	$282,800	$450,270	$349,171
Federal funds sold	43,052	16,555	63,080
Securities purchased under agreements to resell (Note 15)	831,541	605,276	659,154

Total cash and cash equivalents	1,157,393	1,072,101	1,071,405

Interest-bearing cash	438,633	685,540	1,621,967
Trading securities	1,532,463	1,194,749	1,194,391
Loans held-for-sale (a)	133,958	361,359	141,285
Securities available-for-sale (Note 3)	3,672,331	3,571,179	3,556,613
Securities held-to-maturity (Note 3)	4,299	4,274	4,292
Loans, net of unearned income (Note 4) (b)	16,732,123	15,119,461	16,230,166
Less: Allowance for loan losses (Note 5)	228,328	247,246	232,448

Total net loans	16,503,795	14,872,215	15,997,718

Goodwill (Note 6)	145,932	141,943	145,932
Other intangible assets, net (Note 6)	28,220	21,007	29,518
Capital markets receivables	190,662	51,082	42,488
Premises and equipment, net	301,069	299,183	302,996
Real estate acquired by foreclosure (c)	39,776	66,035	39,922
Derivative assets (Note 14)	148,153	166,465	134,088
Other assets	1,419,204	1,429,704	1,385,572

Total assets	$25,715,888	$23,936,836	$25,668,187

Liabilities and equity:
Deposits:
Savings	$7,428,000	$6,630,142	$7,455,354
Time deposits	792,914	898,223	831,666
Other interest-bearing deposits	4,939,240	4,071,699	4,140,991
Certificates of deposit $100,000 and more	417,503	538,434	445,272

Interest-bearing	13,577,657	12,138,498	12,873,283
Noninterest-bearing	5,060,897	4,534,245	5,195,656

Total deposits	18,638,554	16,672,743	18,068,939

Federal funds purchased	703,352	1,135,665	1,037,052
Securities sold under agreements to repurchase (Note 15)	309,297	411,795	562,214
Trading liabilities	813,141	667,257	594,314
Other short-term borrowings	158,745	204,023	157,218
Term borrowings	1,573,215	1,507,048	1,880,105
Capital markets payables	91,176	39,510	18,157
Derivative liabilities (Note 14)	133,273	137,863	119,239
Other liabilities	795,878	628,420	649,359

Total liabilities	23,216,631	21,404,324	23,086,597

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock—Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share—(shares authorized—1,000; shares issued—1,000 on March 31, 2015, March 31, 2014 and December 31, 2014)	95,624	95,624	95,624
Common stock—$.625 par value (shares authorized—400,000,000; shares issued—233,498,534 on March 31, 2015; 236,586,017 on March 31, 2014; and 234,219,663 on December 31, 2014)	145,937	147,866	146,387
Capital surplus	1,370,711	1,417,170	1,380,809
Undivided profits	760,713	716,540	851,585
Accumulated other comprehensive loss, net (Note 8)	(169,159)	(140,119)	(188,246)

Total First Horizon National Corporation Shareholders’ Equity	2,203,826	2,237,081	2,286,159

Noncontrolling interest	295,431	295,431	295,431

Total equity	2,499,257	2,532,512	2,581,590

Total liabilities and equity	$25,715,888	$23,936,836	$25,668,187

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	March 31, 2015 includes $23.8 million of held-for-sale consumer mortgage loans secured by residential real estate properties in process of foreclosure.
(b)	March 31, 2015 includes $28.0 million of held-to-maturity consumer mortgage loans secured by residential real estate properties in process of foreclosure.
(c)	March 31, 2015 includes $17.5 million of foreclosed residential real estate properties.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars and shares in thousands except per share data, unless otherwise noted)(Unaudited)	2015	2014
Interest income:
Interest and fees on loans	$143,897	$138,657
Interest on investment securities available-for-sale	22,834	23,134
Interest on investment securities held-to-maturity	66	66
Interest on loans held-for-sale	1,491	3,215
Interest on trading securities	9,101	8,105
Interest on other earning assets	679	407

Total interest income	178,068	173,584

Interest expense:
Interest on deposits:
Savings	3,307	3,083
Time deposits	1,432	3,062
Other interest-bearing deposits	957	818
Certificates of deposit $100,000 and more	882	1,023
Interest on trading liabilities	3,914	3,571
Interest on short-term borrowings	1,046	1,105
Interest on term borrowings	9,664	8,563

Total interest expense	21,202	21,225

Net interest income	156,866	152,359
Provision for loan losses	5,000	10,000

Net interest income after provision for loan losses	151,866	142,359

Noninterest income:
Capital markets	61,619	56,840
Deposit transactions and cash management	26,551	26,456
Brokerage, management fees and commissions	11,399	12,276
Trust services and investment management	6,698	6,744
Bankcard income	5,186	4,520
Bank-owned life insurance	3,462	6,032
Other service charges	2,848	2,845
Mortgage banking	1,584	19,029
Insurance commissions	596	437
Equity securities gains/(losses), net	276	5,657
All other income and commissions (Note 7)	9,470	4,894

Total noninterest income	129,689	145,730

Adjusted gross income after provision for loan losses	281,555	288,089

Noninterest expense:
Employee compensation, incentives, and benefits (three months ended March 31, 2015 and 2014, include $1.8 million and $.7 million, respectively, of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	131,444	119,229
Occupancy	12,218	17,592
Computer software	10,942	10,656
Operations services	9,337	8,982
Legal and professional fees	7,257	15,039
Equipment rentals, depreciation, and maintenance	7,220	7,849
Advertising and public relations	4,733	5,908
Contract employment and outsourcing	4,584	4,325
Communications and courier	3,876	4,224
FDIC premium expense	3,448	3,991
Amortization of intangible assets	1,298	982
Foreclosed real estate	(131)	784
All other expense (Note 7)	179,995	18,483

Total noninterest expense	376,221	218,044

Income/(loss)before income taxes	(94,666)	70,045
Provision/(benefit) for income taxes (three months ended March 31, 2015 and 2014, include $.7 million and $.3 million, respectively, of income tax benefit reclassified from accumulated other comprehensive income)	(22,261)	20,066

Net income/(loss)	$(72,405)	$49,979

Net income attributable to noncontrolling interest	2,758	2,813

Net income/(loss) attributable to controlling interest	$(75,163)	$47,166

Preferred stock dividends	1,550	1,550

Net income/(loss) available to common shareholders	$(76,713)	$45,616

Basic earnings/(loss) per share (Note 9)	$(0.33)	$0.19

Diluted earnings/(loss) per share (Note 9)	$(0.33)	$0.19

Weighted average common shares (Note 9)	232,816	235,183

Diluted average common shares (Note 9)	232,816	237,401

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars in thousands) (Unaudited)	2015	2014
Net income/(loss)	$(72,405)	$49,979
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available-for-sale	18,004	9,479
Recognized pension and other employee benefit plans net periodic benefit costs	1,083	411

Other comprehensive income/(loss)	19,087	9,890

Comprehensive income/(loss)	(53,318)	59,869

Comprehensive income attributable to noncontrolling interest	2,758	2,813

Comprehensive income/(loss) attributable to controlling interest	$(56,076)	$57,056

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2015			2014
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,286,159	$295,431	$2,581,590	$2,192,946	$295,431	$2,488,377
Net income/(loss)	(75,163)	2,758	(72,405)	47,166	2,813	49,979
Other comprehensive income/(loss) (a)	19,087	—	19,087	9,890	—	9,890

Comprehensive income/(loss)	(56,076)	2,758	(53,318)	57,056	2,813	59,869

Cash dividends declared:
Preferred stock ($1,550 per share for the three months ended March 31, 2015 and 2014)	(1,550)	—	(1,550)	(1,550)	—	(1,550)
Common stock ($.06 and $.05 per share for the three months ended March 31, 2015 and 2014, respectively)	(14,159)	—	(14,159)	(11,909)	—	(11,909)
Common stock repurchased (b)	(16,767)	—	(16,767)	(2,351)	—	(2,351)
Common stock issued for:
Stock options and restricted stock—equity awards	3,173	—	3,173	362	—	362
Stock-based compensation expense	3,024	—	3,024	2,760	—	2,760
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(2,758)	(2,758)	—	(2,813)	(2,813)
Tax benefit/(benefit reversal)—stock based compensation expense	22	—	22	(233)	—	(233)

Balance, March 31	$2,203,826	$295,431	$2,499,257	$2,237,081	$295,431	$2,532,512

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2015 includes $15.8 million repurchased under the share repurchase program launched in January 2014.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2015	2014
Operating Activities
Net income/(loss)	$(72,405)	$49,979
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	5,000	10,000
Provision/(benefit) for deferred income taxes	(25,254)	(2,333)
Depreciation and amortization of premises and equipment	9,144	9,063
Amortization of intangible assets	1,299	982
Net other amortization and accretion	4,613	4,030
Net (increase)/decrease in derivatives	713	(655)
Fair value adjustment to foreclosed real estate	376	858
Litigation and regulatory matters	162,500	90
Stock-based compensation expense	3,024	2,760
Tax benefit/(benefit reversal)—stock based compensation expense	(22)	233
Equity securities (gains)/losses, net	(276)	(5,657)
(Gains)/losses on extinguishment of debt	—	4,350
Loss on deconsolidation of securitization trusts	—	1,960
Net (gains)/losses on sale/disposal of fixed assets	(13)	750
Proceeds from sale of mortgage servicing rights	—	68,519
Net (increase)/decrease in:
Trading securities	(338,597)	(391,890)
Loans held-for-sale	7,327	8,793
Capital markets receivables	(148,174)	(5,827)
Interest receivable	(5,415)	(3,806)
Other assets	(19,442)	254,360
Net increase/(decrease) in:
Capital markets payables	73,019	18,337
Interest payable	7,750	9,444
Other liabilities	(25,580)	9,241
Trading liabilities	218,827	298,909

Total adjustments	(69,181)	292,511

Net cash provided/(used) by operating activities	(141,586)	342,490

Investing Activities
Available-for-sale securities:
Sales	276	13
Maturities	142,858	187,922
Purchases	(231,534)	(346,146)
Premises and equipment:
Sales	2,849	—
Purchases	(10,053)	(3,752)
Net (increase)/decrease in:
Loans	(507,890)	248,530
Interests retained from securitizations classified as trading securities	525	418
Interest-bearing cash	1,183,334	44,757

Net cash provided/(used) by investing activities	580,365	131,742

Financing Activities
Common stock:
Stock options exercised	3,340	229
Cash dividends paid	(11,749)	(11,895)
Repurchase of shares (a)	(16,767)	(2,351)
Tax benefit/(benefit reversal)—stock based compensation expense	22	(233)
Cash dividends paid—preferred stock—noncontrolling interest	(2,945)	(2,875)
Cash dividends paid—Series A preferred stock	(1,550)	(1,550)
Term borrowings:
Payments/maturities	(307,834)	(9,489)
Increases in restricted and secured term borrowings	—	240
Net cash paid to deconsolidate/collapse securitization trusts	—	(225,151)
Net increase/(decrease) in:
Deposits	569,782	(61,880)
Short-term borrowings	(585,090)	84,915

Net cash provided/(used) by financing activities	(352,791)	(230,040)

Net increase/(decrease) in cash and cash equivalents	85,988	244,192

Cash and cash equivalents at beginning of period	1,071,405	827,909

Cash and cash equivalents at end of period	$1,157,393	$1,072,101

Supplemental Disclosures
Total interest paid	$13,218	$11,402
Total taxes paid	10,554	6,340
Total taxes refunded	187	1,238
Transfer from loans to other real estate owned	3,462	6,902

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 – Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	2015 includes $15.8 million repurchased under the share repurchase program launched in January 2014.

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2015 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in the 2014 Annual Report to shareholders, which were filed as Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014.

Summary of Accounting Changes. In January 2014, the FASB issued ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). A reporting entity should evaluate whether the conditions have been met to apply the proportional amortization method to an investment in a qualified affordable housing project through a limited liability entity at the time of initial investment on the basis of facts and circumstances that exist at that time. A reporting entity should reevaluate the conditions upon the occurrence of certain specified events. An investment in a qualified affordable housing project through a limited liability entity should be tested for impairment when there are events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. The provisions of ASU 2014-01 are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014.

Effective January 1, 2015, FHN retroactively adopted the requirements of ASU 2014-01 with an election to use the proportional amortization method for all qualifying investments. FHN believes the proportional amortization method better represents the economics of its qualified affordable housing investments and provides users with a better understanding of the returns from such investments when compared to the equity method. FHN will continue to use the equity method for non-qualifying affordable housing investments and its other tax credit investments. The cumulative effects of the retrospective application of the change in amortization method are summarized in the tables below.

	As of March 31,	As of December 31,
(Dollars in thousands, except per share amounts)	2014	2014	2013
Increase/(decrease) to previously reported Consolidated Statements of Condition amounts
Other assets	$(5,153)	$(4,700)	$(5,340)
Other liabilities	6,472	4,678	7,034
Undivided profits	(11,625)	(9,378)	(12,374)

	Three months ended March 31,	For the Year Ended December 31,
	2014	2014	2013	2012
Increase/(decrease) to previously reported Consolidated Statements of Income amounts
Other expense	$(2,170)	$(8,680)	$(10,082)	$(14,177)
Provision/(benefit) for income taxes	1,421	5,684	12,780	13,234
Income/(loss) available to common shareholders	749	2,996	(2,698)	943
Diluted earnings/(loss) per share	—	0.01	(0.01)	—

Note 1 – Financial Information (Continued)

Investment balances, including all legally binding commitments to fund future investments, are included in Other assets on the Consolidated Condensed Statements of Condition. A liability is recognized in Other liabilities on the Consolidated Condensed Statement of Condition for all legally binding unfunded commitments to fund qualifying LIHTC investments. Amortization and other write-downs of qualifying LIHTC investments are presented on a net basis as a component of the Provision/(benefit) for income taxes on the Consolidated Condensed Statement of Income, while amortization and write-downs of non-qualifying LIHTC and other tax credit investments are recorded in Other expense. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity is required to adopt ASU 2014-04 using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity should apply ASU 2014-04 by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. FHN adopted the requirements of ASU 2014-04 prospectively and this did not have a material effect on FHN’s statements of condition, results of operation or cash flows.

In August 2014, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loan upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure the creditor has the intent to convey the real estate to the guarantor and make a recoverable claim on the guarantee and 3) at the time of foreclosure any amount of the claim that is based on the fair value of the real estate is fixed. For qualifying foreclosures, the amount of the receivable recognized should be measured based on the amount of the loan balance expected to be recovered from the guarantor. ASU 2014-14 is effective for annual and interim periods beginning after December 15, 2014 and may be adopted through either a prospective only approach or through a reclassification from other real estate owned to other receivable on the effective date. FHN adopted the requirements for ASU 2014-14 prospectively for transactions occurring after its effective date and this did not have a material effect on FHN’s statement of condition, results of operation or cash flows.

Accounting Changes Issued but Not Currently Effective

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of ASU2014-09 on its revenue recognition practices.

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

Note 1 – Financial Information (Continued)

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such events or conditions exist, additional disclosures are required and management should evaluate whether its plans sufficiently alleviate the substantial doubt. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and all interim and annual periods thereafter. The provisions of ASU 2014-15 are not anticipated to affect FHN.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 revises current consolidation guidance to modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities. ASU 2015-02 also eliminates the presumption that a general partner should consolidate a limited partnership, revises the consolidation analysis for reporting entities that have fee arrangements and related party relationships with variable interest entities, and provides a scope exception for entities with interests in registered money market funds. ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. FHN is evaluating the effects of ASU 2015-02 on its current consolidation assessments.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 requires application on a retrospective basis, with prior periods revised to reflect the effects of adoption. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Consistent with current requirements, FHN currently classifies debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition. ASU 2015-03 will have no effect on the recognition of interest expense.

Note 2 – Acquisitions and Divestitures

On October 17, 2014, First Tennessee Bank National Association (“FTBNA”) purchased thirteen bank branches in Middle and East Tennessee. The fair value of the acquired assets totaled $437.6 million, including $413.4 million in cash, $7.5 million in fixed assets, and $15.7 million of goodwill and intangible assets. FTBNA also assumed $437.2 million of deposits associated with these branches. FTBNA paid a deposit premium of 3.32 percent and acquired an immaterial amount of loans as part of the transaction. In relation to the branch acquisition FHN recorded $4.0 million in goodwill, representing the excess of the estimated fair value of liabilities assumed over the estimated fair value of the assets acquired ( refer to Note 6 – Intangible Assets for additional information), all of which is expected to be deductible for tax purposes. FHN’s operating results for 2015 and 2014 include the impact of branch activity subsequent to the October 17, 2014 closing date.

On October 21, 2014, FHN entered into an agreement with TrustAtlantic Financial Corporation (“TrustAtlantic Financial”) by which TrustAtlantic Financial will merge into a subsidiary of FHN. TrustAtlantic Financial owns all the capital stock of TrustAtlantic Bank. Trust Atlantic Financial and TrustAtlantic Bank are headquartered in Raleigh, North Carolina. TrustAtlantic Bank has five branches located in North Carolina in the communities of Raleigh, Cary and Greenville. On December 16, 2014 the parties entered into an amendment to the merger agreement. The transaction is expected to close in the first half of 2015, subject to regulatory approvals and other customary conditions to closing.

In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on March 31, 2015 and 2014:

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale (“AFS”):
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	727,828	35,718	(696)	762,850
Government agency issued collateralized mortgage obligations (“CMO”)	2,691,544	35,030	(10,427)	2,716,147
Other U.S. government agencies	1,655	36	—	1,691
States and municipalities	9,905	—	—	9,905
Equity and other (a)	181,834	—	(196)	181,638

Total securities available-for-sale (b)	$3,612,866	$70,784	$(11,319)	$3,672,331

Securities held-to-maturity (“HTM”):
States and municipalities	$4,299	$1,152	$—	$5,451

Total securities held-to-maturity	$4,299	$1,152	$—	$5,451

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million. The remainder is money market and cost method investments.
(b)	Includes $3.2 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$39,989	$1	$—	$39,990
Government agency issued MBS	762,069	34,332	(3,839)	792,562
Government agency issued CMO	2,565,310	13,996	(47,536)	2,531,770
Other U.S. government agencies	2,078	104	—	2,182
States and municipalities	15,155	—	—	15,155
Equity and other (a)	189,543	—	(23)	189,520

Total securities available-for-sale (b)	$3,574,144	$48,433	$(51,398)	$3,571,179

Securities held-to-maturity:
States and municipalities	$4,274	$1,180	$—	$5,454

Total securities held-to-maturity	$4,274	$1,180	$—	$5,454

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $3.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on March 31, 2015, are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$1,655	$1,691
After 1 year; within 5 years	—	—	1,600	1,600
After 5 years; within 10 years	—	—	—	—
After 10 years	4,299	5,451	8,405	8,405

Subtotal	4,299	5,451	11,660	11,696

Government agency issued MBS and CMO (a)	—	—	3,419,372	3,478,997
Equity and other	—	—	181,834	181,638

Total	$4,299	$5,451	$3,612,866	$3,672,331

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross gains and gross losses from investment securities for the three months ended March 31:

	Available-for-sale
(Dollars in thousands)	2015	2014
Gross gains on sales of securities	$276	$5,657
Gross (losses) on sales of securities	—	—

Net gain/(loss) on sales of securities (a)	$276	$5,657

(a)	Proceeds for the three months ended March 31, 2015 were $.3 million. Proceeds for the three months ended March 31, 2014 were $5.7 million, inclusive of $1.4 million of equity securities.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2015 and 2014:

	As of March 31, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$417,267	$(1,729)	$485,053	$(8,698)	$902,320	$(10,427)
Government agency issued MBS	25,712	(79)	34,853	(617)	60,565	(696)

Total debt securities	442,979	(1,808)	519,906	(9,315)	962,885	(11,123)

Equity	887	(161)	9	(35)	896	(196)

Total temporarily impaired securities	$443,866	$(1,969)	$519,915	$(9,350)	$963,781	$(11,319)

	As of March 31, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$1,637,064	$(43,221)	$77,904	$(4,315)	$1,714,968	$(47,536)
Government agency issued MBS	144,901	(3,839)	—	—	144,901	(3,839)

Total debt securities	1,781,965	(47,060)	77,904	(4,315)	1,859,869	(51,375)

Equity	43	(23)	—	—	43	(23)

Total temporarily impaired securities	$1,782,008	$(47,083)	$77,904	$(4,315)	$1,859,912	$(51,398)

FHN has reviewed investment securities that were in unrealized loss positions in accordance with its accounting policy for other than temporary impairment (“OTTI”) and does not consider them other-than-temporarily impaired. For debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. The decline in value is primarily attributable to market changes in interest rates and not credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost.

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of March 31, 2015 and 2014, and December 31, 2014:

	March 31		December 31
(Dollars in thousands)	2015	2014	2014
Commercial:
Commercial, financial, and industrial	$9,638,355	$7,752,995	$9,007,286
Commercial real estate	1,320,897	1,152,418	1,277,717
Retail:
Consumer real estate (a)	4,922,817	5,258,014	5,048,071
Permanent mortgage	511,708	622,242	538,961
Credit card & other	338,346	333,792	358,131

Loans, net of unearned income	$16,732,123	$15,119,461	$16,230,166
Allowance for loan losses	228,328	247,246	232,448

Total net loans	$16,503,795	$14,872,215	$15,997,718

(a)	Balances as of March 31, 2015 and 2014, and December 31, 2014 include $71.6 million, $86.7 million, and $76.8 million of restricted real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO

The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance—related businesses) portfolio and PCI loans. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within CRE include income CRE, residential CRE and PCI loans. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include HELOC, real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Concentrations

FHN has a concentration of residential real estate loans (32 percent of total loans), the majority of which is in the consumer real estate segment (29 percent of total loans). Loans to finance and insurance companies total $2.0 billion (21 percent of the C&I portfolio, or 12 percent of the total loans). FHN had loans to mortgage companies totaling $1.6 billion (17 percent of the C&I segment, or 10 percent of total loans) as of March 31, 2015. As a result, 38 percent of the C&I segment was sensitive to impacts on the financial services industry.

Purchased Credit Impaired Loans

The following table presents a rollforward of the accretable yield for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
Balance, beginning of period	$14,714	$13,490
Additions	—	111
Accretion	(3,371)	(1,657)
Adjustment for payoffs	(1,336)	(233)
Adjustment for charge-offs	—	(64)
Increase in accretable yield (a)	461	4,181

Balance, end of period	$10,468	$15,828

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

Note 4 – Loans (Continued)

At March 31, 2015, the ALLL related to PCI loans was $3.1 million compared to $1.9 million at March 31, 2014. A loan loss provision credit of $.2 million was recognized during the three months ended March 31, 2015 as compared to a loan loss provision expense of $1.2 million recognized during the three months ended March 31, 2014. The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of March 31, 2015 and 2014, and December 31, 2014:

	March 31, 2015		March 31, 2014		December 31, 2014
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$4,665	$5,437	$6,693	$8,503	$5,044	$5,813
Commercial real estate	23,013	29,205	37,067	52,690	32,553	43,246
Consumer real estate	1,910	2,897	693	973	598	868
Credit card and other	9	12	—	—	10	14

Total	$29,597	$37,551	$44,453	$62,166	$38,205	$49,941

Impaired Loans

The following tables provide information at March 31, 2015 and 2014, by class related to individually impaired loans and consumer TDR’s. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and LOCOM have been excluded.

	March 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$13,630	$16,803	$—	$11,594	$—
Income CRE	4,209	11,366	—	6,369	—
Residential CRE	—	—	—	574	—

Total	$17,839	$28,169	$—	$18,537	$—

Retail:
HELOC (a)	$12,600	$31,419	$—	$12,989	$—
R/E installment loans (a)	4,518	5,827	—	4,669	3
Permanent mortgage (a)	7,205	9,336	—	7,231	—

Total	$24,323	$46,582	$—	$24,889	$3

Impaired loans with related allowance recorded:
Commercial:
General C&I	$26,252	$30,759	$1,709	$19,772	$253
TRUPS	13,429	13,700	4,310	13,444	—
Income CRE	6,695	8,180	502	7,540	30
Residential CRE	1,624	1,991	109	1,497	7

Total	$48,000	$54,630	$6,630	$42,253	$290

Retail:
HELOC	$85,102	$87,242	$20,513	$84,636	$448
R/E installment loans	69,391	70,384	21,224	70,124	327
Permanent mortgage	103,633	116,482	17,766	104,917	591
Credit card & other	484	484	228	508	4

Total	$258,610	$274,592	$59,731	$260,185	$1,370

Total commercial	$65,839	$82,799	$6,630	$60,790	$290

Total retail	$282,933	$321,174	$59,731	$285,074	$1,373

Total impaired loans	$348,772	$403,973	$66,361	$345,864	$1,663

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	March 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$14,130	$15,648	$—	$20,378	$—
TRUPS	—	—	—	3,250	—
Income CRE	8,500	16,529	—	8,512	—

Total	$22,630	$32,177	$—	$32,140	$—

Retail:
HELOC (a)	$16,151	$37,723	$—	$16,488	$—
R/E installment loans (a)	10,400	13,360	—	10,705	—
Permanent mortgage (a)	7,854	11,078	—	8,157	—

Total	$34,405	$62,161	$—	$35,350	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$27,723	$33,911	$1,201	$22,232	$79
TRUPS	13,550	13,550	3,986	23,580	—
Income CRE	11,821	13,540	783	12,097	102
Residential CRE	6,380	11,675	712	6,647	63

Total	$59,474	$72,676	$6,682	$64,556	$244

Retail:
HELOC	$73,287	$74,730	$17,080	$71,792	$434
R/E installment loans	73,738	74,645	26,573	73,015	269
Permanent mortgage	113,989	127,958	19,211	113,493	723
Credit card & other	772	772	236	658	11

Total	$261,786	$278,105	$63,100	$258,958	$1,437

Total commercial	$82,104	$104,853	$6,682	$96,696	$244

Total retail	$296,191	$340,266	$63,100	$294,308	$1,437

Total impaired loans	$378,295	$445,119	$69,782	$391,004	$1,681

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of March 31, 2015 and 2014.

	March 31, 2015
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$446,725	$—	$—	$605	$59	$447,389	4%	$75
2	550,069	—	—	1,896	233	552,198	5	173
3	528,347	276,653	—	63,112	261	868,373	8	228
4	663,213	235,434	—	64,020	229	962,896	9	435
5	1,050,800	384,418	—	253,658	1,840	1,690,716	15	2,743
6	1,111,069	498,752	—	213,787	5,333	1,828,941	17	5,488
7	1,278,125	192,154	—	231,551	14,316	1,716,146	16	9,169
8	735,695	27,813	—	173,744	518	937,770	9	9,786
9	474,912	26,448	—	131,893	922	634,175	6	8,642
10	228,176	—	—	26,641	165	254,982	2	4,811
11	209,639	—	—	27,255	946	237,840	2	5,783
12	93,055	—	—	29,205	493	122,753	1	4,103
13	114,775	—	325,382	4,530	1,076	445,763	4	4,989
14,15,16	129,146	—	—	31,015	3,641	163,802	1	19,657

Collectively evaluated for impairment	7,613,746	1,641,672	325,382	1,252,912	30,032	10,863,744	99	76,082
Individually evaluated for impairment	39,882	—	12,815	10,904	1,624	65,225	1	6,630
Purchased credit-impaired loans	4,858	—	—	23,696	1,729	30,283	—	2,605

Total commercial loans	$7,658,486	$1,641,672	$338,197	$1,287,512	$33,385	$10,959,252	100%	$85,317

	March 31, 2014
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$233,362	$—	$—	$—	$—	$233,362	3%	$90
2	218,944	—	—	1,719	—	220,663	2	88
3	225,715	—	—	4,639	82	230,436	3	199
4	367,591	—	—	13,148	215	380,954	4	487
5	778,522	—	—	96,447	5,835	880,804	10	2,348
6	947,462	69,207	—	196,101	5,815	1,218,585	14	1,743
7	1,081,770	159,207	—	249,317	6,413	1,496,707	16	2,698
8	936,597	301,197	—	224,339	52	1,462,185	16	4,053
9	662,311	115,936	—	90,336	1,379	869,962	10	7,392
10	391,737	58,205	—	61,584	1,834	513,360	6	6,180
11	392,249	5,659	—	30,402	1,816	430,126	5	9,704
12	119,196	—	—	33,142	1,732	154,070	2	2,403
13	152,035	—	326,158	12,262	2,180	492,635	6	7,968
14,15,16	138,680	141	9,385	39,257	6,783	194,246	2	34,332

Collectively evaluated for impairment	6,646,171	709,552	335,543	1,052,693	34,136	8,778,095	99	79,685
Individually evaluated for impairment	41,853	—	13,115	20,321	6,380	81,669	1	6,682

Total commercial loans(b)	$6,688,024	$709,552	$348,658	$1,073,014	$40,516	$8,859,764	100%	$86,367

Note 4 – Loans (Continued)

(a)	Balances as of March 31, 2015 and 2014, presented net of $26.2 million and $26.6 million, respectively, in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.
(b)	March 31, 2014, excludes PCI loans amounting to $45.6 million ($1.9 million of allowance).

The retail portfolio is comprised primarily of smaller-balance loans which are very similar in nature in that most are standard products and are backed by residential real estate. Because of the similarities of retail loan-types, FHN is able to utilize the Fair Isaac Corporation (“FICO”) score, among other attributes, to assess the credit quality of consumer borrowers. FICO scores are refreshed on a quarterly basis in an attempt to reflect the recent risk profile of the borrowers. Accruing delinquency amounts are indicators of asset quality within the credit card and other retail portfolio.

Note 4 – Loans (Continued)

The following tables reflect period end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of March 31, 2015 and 2014:

HELOC	March 31, 2015			March 31, 2014
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$51,626	707	700	$73,926	710	703
2003	95,043	721	707	130,144	723	709
2004	258,974	723	707	375,252	726	715
2005	421,315	731	720	517,957	732	721
2006	321,702	739	726	375,022	740	727
2007	342,531	744	728	396,409	743	728
2008	188,111	753	748	217,360	753	748
2009	97,279	751	742	113,703	751	746
2010	92,777	753	749	110,958	753	748
2011	92,484	758	753	110,815	758	754
2012	112,955	760	758	133,618	759	759
2013	142,772	757	756	169,429	760	757
2014	121,991	762	763	23,224	756	755
2015	25,250	759	756	—	—	—

Total	$2,364,810	742	732	$2,747,817	741	731

R/E Installment Loans
	March 31, 2015			March 31, 2014
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$11,786	679	687	$21,069	681	687
2003	44,729	713	721	68,747	715	724
2004	37,944	699	695	51,187	701	699
2005	115,702	715	710	150,669	716	711
2006	126,225	712	702	165,515	715	700
2007	187,510	722	707	236,727	724	708
2008	60,538	718	712	80,067	722	718
2009	26,812	737	727	37,048	742	733
2010	95,017	747	756	120,128	748	754
2011	267,079	760	759	323,992	760	759
2012	586,729	764	765	675,368	764	765
2013	460,196	756	758	509,103	757	753
2014	450,765	756	754	70,577	756	750
2015	86,975	757	758	—	—	—

Total	$2,558,007	749	747	$2,510,197	746	743

Permanent Mortgage
	March 31, 2015			March 31, 2014
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2004	$136,848	723	718	$178,765	725	728
2004	16,484	712	715	21,398	712	691
2005	32,563	736	732	38,586	737	715
2006	59,636	732	726	72,413	728	706
2007	183,359	733	719	213,580	733	711
2008	82,818	741	712	97,500	741	712

Total	$511,708	730	717	$622,242	730	712

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans

The following table reflects accruing and non-accruing loans by class on March 31, 2015:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$7,627,209	$5,291	$251	$7,632,751	$1,441	$10,445	$8,991	$20,877	$7,653,628
Loans to mortgage companies	1,640,638	915	—	1,641,553	—	—	119	119	1,641,672
TRUPS (a)	325,382	—	—	325,382	—	—	12,815	12,815	338,197
Purchased credit-impaired loans	4,192	—	666	4,858	—	—	—	—	4,858

Total commercial (C&I)	9,597,421	6,206	917	9,604,544	1,441	10,445	21,925	33,811	9,638,355

Commercial real estate:
Income CRE	1,249,793	687	—	1,250,480	1,454	2,817	9,065	13,336	1,263,816
Residential CRE	31,591	65	—	31,656	—	—	—	—	31,656
Purchased credit-impaired loans	21,817	—	3,608	25,425	—	—	—	—	25,425

Total commercial real estate	1,303,201	752	3,608	1,307,561	1,454	2,817	9,065	13,336	1,320,897

Consumer real estate:
HELOC	2,250,415	20,698	10,362	2,281,475	66,743	5,075	11,517	83,335	2,364,810
R/E installment loans	2,502,363	11,975	5,204	2,519,542	27,748	2,576	5,741	36,065	2,555,607
Purchased credit-impaired loans	2,308	4	88	2,400	—	—	—	—	2,400

Total consumer real estate	4,755,086	32,677	15,654	4,803,417	94,491	7,651	17,258	119,400	4,922,817

Permanent mortgage	464,677	8,019	6,085	478,781	16,710	2,752	13,465	32,927	511,708

Credit card & other
Credit card	177,042	1,467	1,440	179,949	—	—	—	—	179,949
Other	156,478	916	239	157,633	—	—	755	755	158,388
Purchased credit-impaired loans	9	—	—	9	—	—	—	—	9

Total credit card & other	333,529	2,383	1,679	337,591	—	—	755	755	338,346

Total loans, net of unearned	$16,453,914	$50,037	$$27,943	$16,531,894	$114,096	$23,665	$$62,468	$200,229	$16,732,123

(a)	Total TRUPS includes LOCOM valuation allowance of $26.2 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on March 31, 2014:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$6,629,412	$19,049	$452	$6,648,913	$16,332	$3,341	$19,438	$39,111	$6,688,024
Loans to mortgage companies	709,339	72	—	709,411	—	—	141	141	709,552
TRUPS (a)	335,543	—	—	335,543	—	—	13,115	13,115	348,658
Purchased credit-impaired loans	5,291	—	1,470	6,761	—	—	—	—	6,761

Total commercial (C&I)	7,679,585	19,121	1,922	7,700,628	16,332	3,341	32,694	52,367	7,752,995

Commercial real estate:
Income CRE	1,049,843	10,955	—	1,060,798	1,814	330	10,072	12,216	1,073,014
Residential CRE	37,516	282	—	37,798	—	—	2,718	2,718	40,516
Purchased credit-impaired loans	31,515	5,830	1,543	38,888	—	—	—	—	38,888

Total commercial real estate	1,118,874	17,067	1,543	1,137,484	1,814	330	12,790	14,934	1,152,418

Consumer real estate:
HELOC	2,624,763	23,734	12,459	2,660,956	67,361	5,395	14,105	86,861	2,747,817
R/E installment loans	2,447,448	10,812	6,074	2,464,334	35,069	3,486	6,605	45,160	2,509,494
Purchased credit-impaired loans	703	—	—	703	—	—	—	—	703

Total consumer real estate	5,072,914	34,546	18,533	5,125,993	102,430	8,881	20,710	132,021	5,258,014

Permanent mortgage	573,095	6,101	2,845	582,041	15,924	2,048	22,229	40,201	622,242

Credit card & other
Credit card	180,011	1,810	1,622	183,443	—	—	—	—	183,443
Other	148,062	761	130	148,953	1,396	—	—	1,396	150,349

Total credit card & other	328,073	2,571	1,752	332,396	1,396	—	—	1,396	333,792

Total loans, net of unearned	$14,772,541	$79,406	$26,595	$14,878,542	$137,896	$14,600	$88,423	$240,919	$15,119,461

(a)	Total TRUPS includes LOCOM valuation allowance of $26.6 million.

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

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of loan structures, business/industry risk, and borrower/guarantor structures. Concessions could include extension of the maturity date, reductions of the interest rate (which may make the rate lower than current market for a new loan with similar risk), reduction or forgiveness of accrued interest, or principal forgiveness. When evaluating whether a concession has been granted, FHN also considers whether the borrower has provided additional collateral or guarantors, among other things, and whether such additions adequately compensate FHN for the restructured terms. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR.

For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as Home Affordable Modification Program (“HAMP”). Within the HELOC and R/E installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. Permanent mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. After 5 years

Note 4 – Loans (Continued)

the interest rate steps up 1 percent every year thereafter until it reaches the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

Despite the absence of a loan modification, the discharge of personal liability through bankruptcy proceedings is considered a concession. As a result, FHN classifies all non-reaffirmed residential real estate loans discharged in Chapter 7 bankruptcy as nonaccruing TDRs.

On March 31, 2015 and 2014, FHN had $317.8 million and $353.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $62.1 million and $65.8 million, or 20 percent as of March 31, 2015, and 19 percent as of March 31, 2014. Additionally, $78.0 million and $137.0 million of loans held-for-sale as of March 31, 2015 and 2014, respectively were classified as TDRs.

The following table reflects portfolio loans that were classified as TDRs during the three months ended March 31, 2015 and 2014:

	2015			2014
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	2	$1,388	$1,325	—	$—	$—

Total commercial (C&I)	2	1,388	1,325	—	—	—

Consumer real estate:
HELOC	37	3,727	3,707	67	5,790	5,768
R/E installment loans	16	1,354	1,377	72	5,143	5,102

Total consumer real estate	53	5,081	5,084	139	10,933	10,870

Permanent mortgage	2	321	321	12	4,593	4,087
Credit card & other	6	28	27	20	87	85

Total troubled debt restructurings	63	$6,818	$6,757	171	$15,613	$15,042

Note 4 – Loans (Continued)

The following table presents TDRs which re-defaulted during the three months ended March 31, 2015 and 2014, and as to which the modification occurred 12 months or less prior to the re-default. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	2015		2014
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	4	$512

Total commercial (C&I)	—	—	4	512

Commercial real estate:
Income CRE	—	—	2	389

Total commercial real estate	—	—	2	389

Consumer real estate:
HELOC	1	30	4	307
R/E installment loans	1	86	3	118

Total consumer real estate	2	116	7	425

Credit card & other	1	3	2	4

Total troubled debt restructurings	3	$119	15	$1,330

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

Note 5 – Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The pace of the economic recovery, performance of the housing market, unemployment levels, labor participation rate, the regulatory environment, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note – 5 Allowance for Loan Losses in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2014, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of January 1, 2014	$86,446	$10,603	$126,785	$22,491	$7,484	$253,809
Charge-offs	(5,807)	(627)	(12,264)	(2,218)	(3,776)	(24,692)
Recoveries	1,602	279	4,974	578	696	8,129
Provision	(9,509)	5,268	3,914	1,670	8,657	10,000

Balance as of March 31, 2014	72,732	15,523	123,409	22,521	13,061	247,246

Allowance—individually evaluated for impairment	5,187	1,495	43,653	19,211	236	69,782
Allowance—collectively evaluated for impairment	67,477	12,207	79,746	3,310	12,825	175,565
Allowance—purchased credit impaired loans	68	1,821	10	—	—	1,899
Loans, net of unearned as of March 31, 2014:
Individually evaluated for impairment	54,968	26,701	173,577	121,843	772	377,861
Collectively evaluated for impairment	7,691,266	1,086,829	5,083,734	500,399	333,020	14,695,248
Purchased credit impaired loans	6,761	38,888	703	—	—	46,352

Total loans, net of unearned	$7,752,995	$1,152,418	$5,258,014	$622,242	$333,792	$15,119,461

Balance as of January 1, 2015	$67,011	$18,574	$113,011	$19,122	$14,730	$232,448
Charge-offs	(3,555)	(787)	(8,537)	(1,184)	(3,936)	(17,999)
Recoveries	1,953	691	4,724	618	893	8,879
Provision	2,243	(813)	47	1,630	1,893	5,000

Balance as of March 31, 2015	67,652	17,665	109,245	20,186	13,580	228,328

Allowance—individually evaluated for impairment	6,019	611	41,737	17,766	228	66,361
Allowance—collectively evaluated for impairment	61,440	14,642	67,018	2,420	13,352	158,872
Allowance—purchased credit impaired loans	193	2,412	490	—	—	3,095
Loans, net of unearned as of March 31, 2015:
Individually evaluated for impairment	52,697	12,528	171,611	110,838	484	348,158
Collectively evaluated for impairment	9,580,800	1,282,944	4,748,806	400,870	337,853	16,351,273
Purchased credit impaired loans	4,858	25,425	2,400	—	9	32,692

Total loans, net of unearned	$9,638,355	$1,320,897	$4,922,817	$511,708	$338,346	$16,732,123

Note 6 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets (a)
December 31, 2013	$141,943	$21,988
Amortization expense	—	(981)

March 31, 2014	$141,943	$21,007

December 31, 2014	$145,932	$29,518
Amortization expense	—	(1,298)

March 31, 2015	$145,932	$28,220

(a)	Represents customer lists, acquired contracts, core deposit intangibles, and covenants not to compete.

The gross carrying amount of other intangible assets subject to amortization is $70.3 million on March 31, 2015, net of $42.1 million of accumulated amortization. Estimated aggregate amortization expense is expected to be $3.9 million for the remainder of 2015, and $5.0 million, $4.7 million, $4.5 million, $4.2 million, and $1.5 million for the twelve-month periods of 2016, 2017, 2018, 2019, and 2020, respectively. No goodwill is carried in the Corporate segment.

The following is a summary of gross goodwill and accumulated impairment losses and write-offs detailed by reportable segments included in the Consolidated Condensed Statements of Condition through March 31, 2015. Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning on January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized.

(Dollars in thousands)	Non-Strategic	Regional Banking	Capital Markets	Total
Gross goodwill	$199,995	$43,939	$98,004	$341,938
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2013	$—	$43,939	$98,004	$141,943

Additions	—	—	—	—
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2014	—	—	—	—

Gross goodwill	$199,995	$43,939	$98,004	$341,938
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

March 31, 2014	$—	$43,939	$98,004	$141,943

Gross goodwill	$199,995	$47,928	$98,004	$345,927
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

December 31, 2014	$—	$47,928	$98,004	$145,932

Additions	—	—	—	—
Impairments	—	—	—	—
Divestitures	—	—	—	—

Net change in goodwill during 2015	—	—	—	—

Gross goodwill	$199,995	$47,928	$98,004	$345,927
Accumulated impairments	(114,123)	—	—	(114,123)
Accumulated divestiture related write-offs	(85,872)	—	—	(85,872)

March 31, 2015	$—	$47,928	$98,004	$145,932

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
All other income and commissions:
ATM interchange fees	$2,761	$2,497
Electronic banking fees	1,428	1,534
Letter of credit fees	1,123	1,663
Deferred compensation (a)	1,033	657
Gain/(loss) on extinguishment of debt	—	(4,350)
Other	3,125	2,893

Total	$9,470	$4,894

All other expense:
Litigation and regulatory matters	$162,500	$90
Other insurance and taxes	3,329	3,060
Travel and entertainment	1,614	1,824
Customer relations	1,314	1,243
Employee training and dues	1,132	866
Supplies	927	1,116
Tax credit investments	395	325
Miscellaneous loan costs	361	714
Other	8,423	9,245

Total	$179,995	$18,483

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 31, 2015 and 2014:

(Dollars in thousands, unless otherwise noted)	Unrealized Gain/(Loss) On Securities Available- For-Sale	Pension and Post Retirement Plans	Total
Balance as of December 31, 2014	$18,581	$(206,827)	$(188,246)
Other comprehensive income before reclassifications, Net of tax expense of $11.3 million for unrealized gain/(loss) on securities available-for-sale	18,004	—	18,004
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.7 million for pension and post retirement plans	—	1,083	1,083

Net current period other comprehensive income, Net of tax expense of $11.3 million and $.7 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	18,004	1,083	19,087

Balance as of March 31, 2015	$36,585	$(205,744)	$(169,159)

Balance as of December 31, 2013	$(11,241)	$(138,768)	$(150,009)
Other comprehensive income before reclassifications, Net of tax expense of $5.9 million for unrealized gain/(loss) on securities available-for-sale	9,479	—	9,479
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.3 million for pension and post retirement plans	—	411	411

Net current period other comprehensive income, Net of tax expense of $5.9 million and $.3 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	9,479	411	9,890

Balance as of March 31, 2014	$(1,762)	$(138,357)	$(140,119)

Note 9 – Earnings Per Share

The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended March 31
(Dollars and shares in thousands, except per share data)	2015	2014
Net income/(loss)	$(72,405)	$49,979
Net income attributable to noncontrolling interest	2,758	2,813

Net income/(loss) attributable to controlling interest	(75,163)	47,166
Preferred stock dividends	1,550	1,550

Net income/(loss) available to common shareholders	$(76,713)	$45,616

Weighted average common shares outstanding—basic	232,816	235,183
Effect of dilutive securities	—	2,218

Weighted average common shares outstanding—diluted	232,816	237,401

Net income/(loss) per share available to common shareholders	$(0.33)	$0.19

Diluted income/(loss) per share available to common shareholders	$(0.33)	$0.19

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

For the three months ended March 31, 2015, all potential common shares were antidilutive due to the net loss attributable to common shareholders. For the three months ended March 31, 2014, the dilutive effect for all potential common shares was 2.2 million. Stock options of 7.9 million and 4.7 million with weighted average exercise prices of $17.17 and $26.09 per share for the three months ended March 31, 2015 and 2014, respectively, were excluded from diluted shares because including such shares would be antidilutive. Other equity awards of 2.5 million for the three months ended March 31, 2015, were excluded from diluted shares because including such shares would have been antidilutive.

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

Litigation – Loss Contingencies

As used in this Note, “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in clauses (i) or (ii) and certain matters mentioned in (iii). In addition, certain other matters are discussed relating to FHN’s former mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2015, the aggregate amount of liabilities established for all material loss contingency matters was $218.7 million, which includes $212.5 million for the agreement in principle with DOJ and HUD discussed below. Of the matters discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below, only the Charles Schwab suit is among those matters for which a liability has been established. The liabilities discussed in this paragraph are separate from those discussed under the heading “Established Repurchase Liability” below.

In each material loss contingency matter, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2015, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $100 million.

As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter. That possibility exists both for matters included in the estimated reasonable possible loss (“RPL”) range mentioned above and for matters not included in that range.

Note 10 – Contingencies and Other Disclosures (Continued)

Certain Matters Included in Reasonably Possible Loss Range

Debit Transaction Sequencing Litigation Matter. FTBNA is a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The case is styled as Hawkins v. First Tennessee Bank National Association, before the Circuit Court for Shelby County, Tennessee, Case No. CT-004085-11. The plaintiff seeks actual damages of at least $5 million, unspecified restitution of fees charged, and unspecified punitive damages, among other things. FHN’s estimate of RPL for this matter is subject to significant uncertainties regarding: whether a class will be certified and, if so, the definition of the class; claims as to which no dollar amount is specified; the potential remedies that might be available or awarded; the ultimate outcome of potentially significant motions such as motions to dismiss, or for summary judgment; and the incomplete status of the discovery process.

RPL-Included First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate RPL. Those estimable matters are the Charles Schwab, FDIC (NY), and FDIC (AL) cases. The estimates for those matters are included in the RPL range discussed above. The RPL estimates are subject to significant uncertainties regarding: the dollar amounts claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the outcome of potentially significant motions; the availability of significantly dispositive defenses; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; the incomplete status of the discovery process; and the lack of precedent claims.

Certain Matters Not Included in Reasonably Possible Loss Range

RPL-Excluded First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate RPL as mentioned in the preceding paragraph, and for others FHN has not. Those matters for which RPL currently is not estimable are the FHLB of San Francisco, Metropolitan Life, Royal Park, Integra REC and Tennessee Consolidated Retirement System indemnity cases. FHN is unable to estimate an RPL range due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the identity and value of assets that FHN may be required to repurchase for those claims seeking asset repurchase; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims.

Agreement in Principle to Settle Potential FHA-Insured Loan Claims. Since second quarter 2012 FHN cooperated with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain residential mortgage loans insured by the Federal Housing Administration (“FHA”). The investigation could have led to a demand or claim under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. In April 2015 FHN reached an agreement in principle with DOJ and HUD to settle potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans from January 1, 2006, through December 31, 2008, which have gone to claim not later than April 2, 2015. FHN’s liability associated with legal matters at March 31, 2015 considered the effects of the agreement in principle. Final legal resolution remains subject to negotiation and execution of a formal written settlement agreement satisfactory to all parties. FHN’s FHA-insured originations from January 1, 2006 through the August 31, 2008 divestiture of FHN’s national mortgage platform totaled 47,817 loans with an aggregate original principal balance of $8.2 billion. The amount of FHN’s FHA-insured originations each year declined substantially following the divestiture.

Litigation – Gain Contingencies

As mentioned above, in April 2015 FHN reached an agreement in principle with DOJ and HUD to settle potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans. Under that agreement FHN agreed to pay $212.5 million. FHN believes that certain insurance policies, having an aggregate policy limit of $75 million, provide coverage for FHN’s losses and related costs. The insurers have not agreed to fund any settlement with the DOJ, and have denied and/or reserved rights to deny coverage. FHN has brought suit against the insurers to enforce the policies under Tennessee law. In connection with this litigation the previously recognized expenses associated with the settled matter may be recouped in part. Under applicable financial accounting guidance FHN has determined that although material gain from this litigation is not probable there is more than a slight chance of a material gain outcome for FHN. FHN cannot determine a probable outcome that may result from this matter because of the uncertainty of the potential outcomes of the legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; and the lack of discovery.

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

In some of the pending suits underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased certificates in FH proprietary securitizations. FHN has not been named a defendant in these suits, which FHN is defending indirectly as indemnitor. The plaintiffs and venues of these other indemnity-only suits are: (4) FHLB of San Francisco, in the Superior Court of San Francisco County, California (Case No. CGC-10-497840); (5) Metropolitan Life Insurance Co., in the Supreme Court of New York County, New York (No. 651360-2012); (6) Royal Park Invs. SA/NV, in the Supreme Court of New York County, New York (No. 652607-2012); (7) Commonwealth of Virginia ex rel. Integra REC LLC, in the Circuit Court for the City of Richmond (No. CL14-399); and (8) Tennessee Consolidated Retirement System, in the Chancery Court for Davidson County, Tennessee (No. 13-1729-II).

Details concerning the original purchase amounts and ending balances of the investments at issue in most of these pending suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. Information about the performance of the FH proprietary securitizations related to these suits is available in monthly reports published by the trustee for the securitization trusts. FHN believes that certain plaintiffs did not purchase the entire certificate in the securitizations in which they invested. Reporting by the trustee is at a certificate level and, as a result, ending certificate balances in the following table were adjusted to reflect FHN’s estimate of the ending balance of each partial certificate purchased by these plaintiffs. Plaintiffs in the pending lawsuits claim to have purchased a total of $195.7 million of certificates and the purchase prices of the certificates subject to the indemnification requests total $613.9 million.

(Dollars in thousands)	Alt-A	Jumbo
Vintage
Original Purchase Price:
2005	$202,417	$—
2006	325,613	32,540
2007	199,012	50,000

Total	$727,042	$82,540

Ending Balance per the March 25, 2015, trust statements:
2005	$49,500	$—
2006	85,171	7,769
2007	82,401	14,276

Total	$217,072	$22,045

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

The total ending certificate balance of the investments which are the subject of the current pending lawsuits and indemnification requests was $239.1 million as reported on the March 25, 2015, trust statements, with approximately 85 percent of the remaining balances performing. Cumulative losses on the investments which are the subject of the remaining lawsuits, as reported on the trust statements, represent approximately 6 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses may not take into account all outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; reimbursement of those advances to the servicer may increase cumulative losses. Losses often are reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

As discussed below under “Legacy Home Loan Sales and Servicing,” similar claims may be pursued by other investors, and loan repurchase, make-whole, or indemnity claims may be pursued by securitization trustees or other parties to transactions seeking indemnity. At March 31, 2015, except for the Charles Schwab case, FHN had not recognized a liability for exposure for investment rescission or damages arising from the foregoing or other potential claims by investors that the offering documents under which the loans were securitized were materially deficient, nor for exposure for repurchase of loans arising from potential claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing.

Note 10 – Contingencies and Other Disclosures (Continued)

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

On August 31, 2008 FHN sold its national mortgage origination and servicing platforms along with a portion of its servicing assets and obligations. This is sometimes referred to as the “2008 sale,” the “2008 divestiture,” the “platform sale,” or other similar terms. FHN contracted to have its remaining servicing obligations sub-serviced. Since the 2008 platform sale FHN has sold substantially all remaining servicing assets and obligations.

FHN also sold certain Agency mortgage loans with full recourse under agreements to repurchase the loans upon default, and originated or underwrote mortgage loans under the FHA insurance program mentioned above or the Veteran’s Administration (“VA”) guaranty program. After the 2008 sale these lending activities continued but were substantially curtailed.

Agency Whole-Loan Sales

Even though Agency loans were sold without recourse for credit loss, FHN may be obligated to either repurchase a loan for the unpaid principal balance (“UPB”) or make the purchaser whole for the economic loss incurred if FHN breached representations or warranties made by FHN to the purchaser at the time of the sale. Such representations and warranties typically covered both substantive and process matters, such as the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers. Since the mortgage platform sale in 2008 through March 31, 2015, Agencies, primarily the two GSEs, have accounted for the vast majority of repurchase/make-whole claims received.

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

As a result of the DRAs, the repurchase pipeline overall is smaller, and the proportion of GSE-related repurchase requests in the pipeline also is smaller, than in periods pre-dating the DRAs. The repurchase liability FHN has recorded as of March 31, 2015 contemplates, among other things, estimates of FHN’s repurchase exposure related to loans excluded from the DRAs and estimates of FHN’s repurchase exposure related to certain other whole-loan sales. See “Other Whole-Loan Sales” and “Established Repurchase Liability” below for additional information.

Other Whole-Loan Sales

Prior to the 2008 divestiture FHN also sold first lien mortgage loans through whole-loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of March 31, 2015, 48 percent of repurchase/make-whole claims in the repurchase pipeline relate to other whole-loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

Note 10 – Contingencies and Other Disclosures (Continued)

Many of these loans were included by the purchasers in their own securitizations, not using the First Horizon brand. FHN’s contractual representations and warranties to these loan purchasers generally included repurchase and indemnity covenants for losses and expenses applicable to the securitization caused by FHN’s breach. Currently the following categories of legal actions are pending which involve FHN and non-Agency whole-loan sales: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase or make-whole demands from purchasers or their assignees; and (iv) FHN is a defendant in certain legal actions involving FHN-originated loans. In some cases the loans to be reviewed, or which otherwise are at issue, have not been identified specifically. Assignees can include securitizers or securitization trustees, among others. A loan is included in the repurchase pipeline only when an identifiable demand for repurchase has been made outside of active litigation.

First Horizon Branded Proprietary Mortgage Securitizations

From 2005 through 2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the FH brand. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in the trusts. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed after junior classes were exhausted. Through third quarter 2013, FHN continued to service substantially all of the remaining loans sold through FH proprietary securitizations. In 2013 FHN contracted to sell substantially all such servicing rights and obligations, with transfers occurring largely in fourth quarter 2013 and first quarter 2014. As of March 31, 2015, the aggregate remaining UPB in active FH proprietary securitizations from 2005 through 2007 was $5.9 billion consisting of $4.1 billion Alt-A mortgage loans and $1.8 billion Jumbo mortgage loans. No FH proprietary securitizations were created after 2007.

Representations and warranties were made to the securitization trustee, as the nominal purchaser of the loans, for the benefit of investors. As such, FHN could have exposure to the trustee for repurchase of loans arising from claims that FHN breached its representations and warranties made at closing.

Unlike loans sold to GSEs, contractual representations and warranties for FH proprietary first lien securitizations did not include specific representations regarding the absence of other-party fraud or negligence in the underwriting or origination of the mortgage loans, and there are a number of other substantive and procedural differences compared with the GSE contracts. As of March 31, 2015, the repurchase request pipeline contained no repurchase request related to FH proprietary first lien securitizations based on breaches of representations and warranties to the trustee.

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

The FH proprietary securitization trustee generally may initiate a loan review, without prior official action by investors, for the purpose of determining compliance with applicable representations and warranties with respect to any or all of the active FH proprietary securitizations. If non-compliance were discovered, the trustee might seek repurchase or other relief. In addition, FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties under federal law to review loans and otherwise act against FHN outside of the duties specified in the applicable trust documents. At March 31, 2015, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN.

FHN is not able to estimate any liability for loan repurchase risk related to FH proprietary securitizations. FHN similarly is not able to estimate a range of reasonably possible losses associated with this risk, and no such amounts are included in the aggregate range discussed above. Those inabilities are due to significant uncertainties regarding: the absence of claims made; the nature and outcome of any claims process or related settlement discussions if pursued; the outcome of litigation if litigation is pursued; the identity and value of assets that FHN may be required to repurchase to the extent asset repurchase is sought; and the lack of precedent claims.

Also unlike loans sold to the GSEs, interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. As an alternative to pursuing a claim for breach of representations and warranties through the trustee as mentioned above, an investor could pursue (and in certain cases mentioned below, have pursued or are pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. A claim for such disclosure deficiencies typically could be brought under applicable federal or state securities statutes. Statutory remedies typically include rescission of the investment or monetary damages measured in relation to the original investment made. Any such statutory claim would be subject to applicable limitation periods and other statutory defenses. If a plaintiff properly made and proved its allegations, the plaintiff might

Note 10 – Contingencies and Other Disclosures (Continued)

attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. Claims based on alleged disclosure deficiencies also might be brought as traditional fraud or negligence claims with a wider scope of damages possible. Each investor might bring such a claim individually, without acting through the trustee to pursue a claim for breach of representations and warranties, and investors might attempt joint claims or attempt to pursue claims on a class-action basis. Claims of this sort have been resolved in a litigation context, unlike FHN’s GSE repurchase experience, and several claims still are pending as mentioned above. FHN’s analysis of loss content and establishment of appropriate liabilities in these cases follow principles and practices associated with litigation matters as discussed above.

Other Government Entity Loan Reviews

Certain government entities acting on behalf of several purchasers of FH proprietary and other securitizations have subpoenaed information from FHN and others. The FHLB of San Francisco and FHLB of Atlanta have subpoenaed FHN for purposes of a loan origination review related to certain of their securitization investments. Collectively, the FHLB subpoenas seek information concerning a number of FH proprietary securitizations. In addition, the FDIC, acting on behalf of certain failed banks, has also subpoenaed FHN related to FH proprietary securitization investments by those institutions.

The FDIC and FHLB of San Francisco subpoenas also concern loans sold by FHN to non-Agency purchasers on a whole-loan basis which were included by those purchasers in non-FH securitizations. See “Other Whole-Loan Sales” above for additional information concerning loans originated and sold by FHN that were included in the purchasers’ own securitizations. In addition, the FHLB of Seattle has subpoenaed FHN in connection with FHN-originated loans that were included in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. Other than the dollar amounts of those investments which are the subject of the FDIC’s active litigation as receiver for Colonial Bank (discussed above), FHN has limited information regarding at least some of the loans under review or the dollar amounts invested in relation to the FDIC and FHLB subpoenas. The FDIC subpoenas partially overlap with the ongoing litigation matters mentioned above under “Litigation—Loss Contingencies.”

There are limitations as to FHN’s knowledge of the amount of FH proprietary securitizations investments that are subject to the FDIC and FHLB of San Francisco subpoenas. Since the reviews at this time are not repurchase claims, the associated loans are not considered part of the repurchase pipeline.

Private Mortgage Insurance

Private mortgage insurance (“MI”) was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for the first lien loans sold or securitized having a loan-to-value ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices related to GSE-owned loans are not formal repurchase requests, FHN includes these in the active repurchase request pipeline to the extent they relate to securitized loans or are excluded from the DRA settlements with the GSEs mentioned above. FHN tracks and monitors MI cancellation notices received when assessing the overall adequacy of FHN’s repurchase liability.

Established Repurchase Liability

Based on currently available information and experience to date, FHN has evaluated its loan repurchase exposure and has accrued for losses of $117.1 million and $145.7 million as of March 31, 2015 and 2014, respectively, including a smaller amount related to equity-lending junior lien loan sales. FHN used all available information to estimate losses related to potential repurchase obligations not included in the DRAs including future MI rescissions, prior bulk servicing sales where FHN is no longer the directly responsible party but still has repurchase obligations, and obligations related to certain other loan sales, including repurchase obligations related to non-GSE loan sales. Additionally, FHN continues to monitor claims included in the active pipeline, historical repurchase rates, and loss severities. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

Through third quarter 2013, FHN serviced a predominately first lien mortgage loan portfolio with an unpaid principal balance of approximately $15 billion as of September 30, 2013. In fourth quarter 2013 and first quarter 2014, sales of substantially all remaining servicing were consummated under a contract discussed below. As a result, the loan portfolio serviced by FHN at March 31, 2015 had an unpaid principal balance of $241.7 million.

Prior to those sales, a substantial portion of FHN’s first lien portfolio was serviced through subservicing arrangements. FHN’s national mortgage and servicing platforms were sold in August 2008 and the related servicing activities, including foreclosure and loss mitigation practices, of the then-remaining portion of FHN’s mortgage servicing portfolio were outsourced through a three year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). FHN entered into a

Note 10 – Contingencies and Other Disclosures (Continued)

replacement agreement in 2011 with a new subservicer (the “2011 subservicer”). In third quarter 2013 FHN contracted to sell substantially all of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. Transfer of the servicing was substantially completed in first quarter 2014. Servicing still retained by FHN continues to be subserviced by the 2011 subservicer.

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

In 2011 regulators entered into consent decrees with several institutions, including FHN’s 2008 subservicer, requiring comprehensive revision of loan modification and foreclosure processes, including the remediation of borrowers that have experienced financial harm. In 2012 the 2008 subservicer, along with certain others, entered into a settlement agreement with the OCC which replaced the consent decree.

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

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. In September 2014, Visa funded $450 million into the escrow account, and as a result FHN made a payment to the derivative counterparty of $2.4 million in October 2014. As of March 31, 2015, the conversion ratio is 165 percent reflecting the Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable at present.

As of March 31, 2015 and 2014, the derivative liabilities were $5.0 million and $4.9 million, respectively.

Note 10 – Contingencies and Other Disclosures (Continued)

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

Note 11 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN did not make any contributions to the qualified pension plan in 2014. Future decisions to contribute to the plan will be based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, and the actual performance of plan assets. Management has assessed the need for future contributions, and does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2015.

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5.0 million for 2014. FHN anticipates making benefit payments under the non-qualified plans of $5.0 million in 2015.

Savings plan. FHN provides all qualifying full-time employees with the opportunity to participate in the FHN tax qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, FHN provides a 100 percent match for the first 6 percent of salary deferred, with company match contributions invested according to a participant’s current investment elections. Through a non-qualified savings restoration plan, FHN provides a restorative benefit to certain highly-compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.

Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants. FHN’s postretirement benefits include certain prescription drug benefits.

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$10	$17	$37	$55
Interest cost	9,020	8,660	360	458
Expected return on plan assets	(9,392)	(10,018)	(241)	(255)
Amortization of unrecognized:
Prior service cost/(credit)	83	87	(291)	(291)
Actuarial (gain)/loss	2,396	1,635	(244)	(126)

Net periodic benefit cost	$2,117	$381	$(379)	$(159)

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

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
Consolidated
Net interest income	$156,866	$152,359
Provision for loan losses	5,000	10,000
Noninterest income	129,689	145,730
Noninterest expense	376,221	218,044

Income/(loss) before income taxes	(94,666)	70,045
Provision/(benefit) for income taxes	(22,261)	20,066

Net income/(loss)	$(72,405)	$49,979

Average assets	$25,644,604	$23,910,853

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

Note 12 – Business Segment Information (Continued)

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
Regional Banking
Net interest income	$154,409	$142,026
Provision/(provision credit) for loan losses	4,915	12,990
Noninterest income	60,204	59,992
Noninterest expense	135,780	132,543

Income/(loss) before income taxes	73,918	56,485
Provision/(benefit) for income taxes	26,381	20,083

Net income/(loss)	$47,537	$36,402

Average assets	$14,228,116	$12,615,394

Capital Markets
Net interest income	$4,323	$3,476
Noninterest income	61,565	56,759
Noninterest expense	54,683	52,598

Income/(loss) before income taxes	11,205	7,637
Provision/(benefit) for income taxes	4,167	2,843

Net income/(loss)	$7,038	$4,794

Average assets	$2,446,267	$2,038,368

Corporate
Net interest income/(expense)	$(16,084)	$(9,923)
Noninterest income	5,385	13,215
Noninterest expense	14,169	17,327

Income/(loss) before income taxes	(24,868)	(14,035)
Provision/(benefit) for income taxes	(11,640)	(10,628)

Net income/(loss)	$(13,228)	$(3,407)

Average assets	$6,414,745	$5,852,792

Non-Strategic
Net interest income	$14,218	$16,780
Provision/(provision credit) for loan losses	85	(2,990)
Noninterest income	2,535	15,764
Noninterest expense	171,589	15,576

Income/(loss) before income taxes	(154,921)	19,958
Provision/(benefit) for income taxes	(41,169)	7,768

Net income/(loss)	$(113,752)	$12,190

Average assets	$2,555,476	$3,404,299

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

Note 13 – Variable Interest Entities

ASC 810 defines a VIE as an entity where the equity investors, as a group, lack either (1) the power through voting rights, or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (2) the obligation to absorb the expected losses of the entity, (3) the right to receive the expected residual returns of the entity, or (4) sufficient equity at risk for the entity to finance its activities by itself. A variable interest is a contractual ownership, or other interest, that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, a primary beneficiary is required to consolidate a VIE when it has a variable interest in a VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant.

Consolidated Variable Interest Entities

FHN holds variable interests in a proprietary residential mortgage securitization trust it established prior to 2008 as a source of liquidity for consumer lending operations. Based on its restrictive nature, the trust is considered a VIE as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. In situations where the retention of MSR and other retained interests, including residual interests, results in FHN potentially absorbing losses or receiving benefits that are significant to the trust, FHN is considered the primary beneficiary, as it is also assumed to have the power as servicer to most significantly impact the activities of the VIE. Consolidation of the trust results in the recognition of the trust proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of the trust securities. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trust, the creditors of the trust hold no recourse to the assets of FHN.

The only trust included in the March 31, 2015 and March 31, 2014 balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Because the trust is consolidated, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$872	N/A	$—	N/A
Loans, net of unearned income	71,565	N/A	86,685	N/A
Less: Allowance for loan losses	341	N/A	1,954	N/A

Total net loans	71,224	N/A	84,731	N/A

Other assets	242	$68,356	888	$64,217

Total assets	$72,338	$68,356	$85,619	$64,217

Liabilities:
Term borrowings	$60,914	N/A	$77,119	N/A
Other liabilities	4	$52,349	5	$50,423

Total liabilities	$60,918	$52,349	$77,124	$50,423

Nonconsolidated Variable Interest Entities

Low Income Housing Partnerships. First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary of FTBNA, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs as FTHC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the partnerships’ economic performance and the general partners are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.

Expenses for non-qualifying LIHTC investments were not material during first quarter 2015 and 2014. The following table summarizes the impact of these qualifying LIHTC investments on the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the periods ended March 31, 2015 and 2014.

	Three Months Ended	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$2,180	$2,470
Low income housing tax credits	(2,363)	(2,462)
Other tax benefits related to qualifying LIHTC investments	(844)	(1,855)

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

Note 13 – Variable Interest Entities (Continued)

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

Proprietary Residential Mortgage Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. While FHN is assumed to have the power as servicer to most significantly impact the activities of such VIEs, in situations where FHN does not have the ability to participate in significant portions of a securitization trust’s cash flows FHN is not considered the primary beneficiary of the trust. Therefore, these trusts are not consolidated by FHN.

Agency Residential Mortgage Securitizations. Prior to third quarter 2008, FHN transferred first lien mortgages that were included in Agency-sponsored securitizations and retained MSR and in certain situations various other interests. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts held no recourse to the assets of FHN. Additionally, FHN had no contractual requirements to provide financial support to the trusts. The Agencies’ or designated third parties’ status as Master Servicer and the rights they hold consistent with their guarantees on the securities issued provide them with the power to direct the activities that most significantly impact the trusts’ economic performance. Thus, such trusts were not consolidated by FHN as it was not considered the primary beneficiary even in situations where it could potentially receive benefits or absorb losses that were significant to the trusts.

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

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2015:

	Maximum	Liability
(Dollars in thousands)	Loss Exposure	Recognized	Classification
Type
Low income housing partnerships	$58,971	$3,609	(a)
New market tax credit LLCs (b) (c)	21,360	—	Other assets
Small issuer trust preferred holdings (d)	364,352	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	50,748	63,425	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	25,786	—	(g)
Holdings of agency mortgage-backed securities (d)	4,338,653	—	(h)
Commercial loan troubled debt restructurings (i) (j)	39,015	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $55.4 million of current investments and $3.6 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other Liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $63.4 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $.7 million classified as MSR related to proprietary and agency residential mortgage securitizations and $5.3 million classified as Trading securities related to proprietary residential mortgage securitizations. Aggregate servicing advances of $19.8 million are classified as Other assets.
(h)	Includes $859.7 million classified as Trading securities and $3.5 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $34.8 million of current receivables and $4.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2014:

	Maximum	Liability
(Dollars in thousands)	Loss Exposure	Recognized	Classification
Type
Low income housing partnerships	$63,409	$6,472	(a)
New market tax credit LLCs (b) (c)	22,492	—	Other assets
Small issuer trust preferred holdings (d)	375,247	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	53,463	60,711	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	54,559	—	(g)
Holdings of agency mortgage-backed securities (d)	3,861,630	—	(h)
Short positions in agency mortgage-backed securities (f)	N/A	1,586	Trading liabilities
Commercial loan troubled debt restructurings (i) (j)	58,736	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

(a)	Maximum loss exposure represents $56.9 million of current investments and $6.5 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other Liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $60.7 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $2.4 million classified as MSR related to proprietary and agency residential mortgage securitizations and $6.6 million classified as Trading securities related to proprietary and agency residential mortgage securitizations. Aggregate servicing advances of $45.5 million are classified as Other assets.
(h)	Includes $537.3 million classified as Trading securities and $3.3 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $57.2 million of current receivables and $1.5 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 – Derivatives

In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) through its capital markets and risk management operations, as part of its risk management strategy and as a means to meet customers’ needs. Derivative instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet as required by GAAP. The contractual or notional amounts of these financial instruments do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. The Asset/Liability Committee (“ALCO”) controls, coordinates, and monitors the usage and effectiveness of these financial instruments.

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On March 31, 2015 and 2014, respectively, FHN had $93.4 million and $101.8 million of cash receivables and $56.8 million and $82.5 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Capital Markets

Capital markets trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Capital markets also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, capital markets enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in Capital markets noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $53.5 million and $49.6 million for the three months ended March 31, 2015 and 2014, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Capital markets noninterest income.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with capital markets trading activities as of March 31, 2015 and 2014:

	March 31, 2015
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,675,215	$83,797	$2,241
Offsetting Upstream Interest Rate Contracts	1,675,215	2,241	83,797
Option Contracts Purchased	12,500	60	—
Option Contracts Written	7,500	—	12
Forwards and Futures Purchased	3,181,574	5,805	538
Forwards and Futures Sold	3,511,607	1,105	7,290

	March 31, 2014
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,775,287	$76,173	$7,103
Offsetting Upstream Interest Rate Contracts	1,775,287	7,103	76,173
Option Contracts Purchased	10,000	29	—
Forwards and Futures Purchased	2,234,232	1,738	1,260
Forwards and Futures Sold	2,607,585	2,277	1,478

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $250.0 million and $554.0 million on March 31, 2015 and 2014, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps was $12.0 million and $34.1 million in Derivative assets on March 31, 2015 and 2014, respectively. $304.0 million of these borrowings matured in January 2015.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet amount of this swap was $6.9 million and $16.0 million in Derivative assets as of March 31, 2015 and 2014, respectively. There was no ineffectiveness related to this hedge.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN hedges the interest rate risk of the subordinated debt totaling $200 million using a pay floating, receive fixed interest rate swap. The balance sheet amount of this swap was $2.7 million and $16.4 million in Derivative liabilities as of March 31, 2015 and 2014, respectively. There was no ineffectiveness related to this hedge.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt in November 2014. The balance sheet impact of this swap was $5.5 million in Derivative assets as of March 31, 2015. There was an insignificant level of ineffectiveness related to this hedge.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of and for the three months ended March 31, 2015 and 2014:

					Gains/(Losses)
					Three Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		March 31, 2015
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$682,318	$30,204	$307		$4,243
Offsetting Upstream Interest Rate Contracts (a)	682,318	307	30,704		(4,243)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,350,000	$24,368	$2,677		$(18,865)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,350,000	(c)	$18,912	(d)

					Gains/(Losses)
					Three Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		March 31, 2014
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$742,710	$26,742	$2,310		$(645)
Offsetting Upstream Interest Rate Contracts (a)	758,882	2,310	27,242		645
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$50,092	$16,409		$389
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$(389	)(d)

(a)	Gains/losses included in the Other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

FHN hedges held-to-maturity trust preferred loans which have an initial fixed rate term before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial term. Interest paid or received for these swaps is recognized as an adjustment of the interest income of the assets whose risk is being hedged. Basis adjustments remaining at the end of the hedge term are being amortized as an adjustment to interest income over the remaining life of the loans. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of and for the three months ended March 31, 2015 and 2014:

					Gains/(Losses)
					Three Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	March 31, 2015
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$703	$41
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(41	)(c)

					Gains/(Losses)
					Three Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	March 31, 2014
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$943	$63
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(63	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2015, the derivative liabilities associated with the sales of Visa Class B shares were $5.0 million compared to $4.9 million as of March 31, 2014. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2015 and 2014, these loans were valued at $3.8 million and $.8 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.

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

Interest rate derivatives with larger financial institutions entered into prior to required central clearing typically contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FTBNA is lowered, FHN could be required to post additional collateral with the counterparties. Conversely, if the credit rating of FHN and/or FTBNA is increased, FHN could have collateral released and be required to post less collateral in the future. Also, if a counterparty’s credit ratings were to decrease, FHN and/or FTBNA could require the posting of additional collateral; whereas if a counterparty’s credit ratings were to increase, the counterparty could require the release of excess collateral. Collateral for these arrangements is adjusted daily based on changes in the net fair value position with each counterparty.

Note 14 – Derivatives (Continued)

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $107.3 million of assets and $84.5 million of liabilities on March 31, 2015, and $121.9 million of assets and $90.3 million of liabilities on March 31, 2014. As of March 31, 2015 and 2014, FHN had received collateral of $173.5 million and $200.0 million and posted collateral of $84.7 million and $92.5 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $107.3 million of assets and $21.1 million of liabilities on March 31, 2015, and $121.9 million of assets and $22.6 million of liabilities on March 31, 2014. As of March 31, 2015 and 2014, FHN had received collateral of $173.5 million and $200.0 million and posted collateral of $25.9 million and $27.8 million, respectively, in the normal course of business related to these contracts.

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

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2015 (b)	$140,917	$—	$140,917	$(14,053)	$(126,820)	$44
2014 (b)	162,420	—	162,420	(33,495)	(128,810)	115

(a)	Included in Derivative Assets on the Consolidated Condensed Statements of Condition. As of March 31, 2015 and 2014, $7.2 million and $4.0 million, respectively, of derivative assets (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2015 and 2014 are comprised entirely of interest rate derivative contracts.

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2015 (b)	$120,429	$—	$120,429	$(14,053)	$(82,440)	$23,936
2014 (b)	130,180	—	130,180	(33,495)	(91,331)	5,354

(a)	Included in Derivative Liabilities on the Consolidated Condensed Statements of Condition. As of March 31, 2015 and 2014, $12.8 million and $7.7 million, respectively, of derivative liabilities (primarily capital markets forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2015 and 2014 are comprised entirely of interest rate derivative contracts.

Note 15 –Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2015	$831,541	$—	$831,541	$(1,581)	$(823,157)	$6,803
2014	605,276	—	605,276	(5,827)	(591,273)	8,176

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2015	$309,297	$—	$309,297	$(1,581)	$(307,637)	$79
2014	411,795	—	411,795	(5,827)	(405,908)	60

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$108,199	$—	$108,199
Government agency issued MBS	—	547,569	—	547,569
Government agency issued CMO	—	312,086	—	312,086
Other U.S. government agencies	—	161,317	—	161,317
States and municipalities	—	57,181	—	57,181
Corporate and other debt	—	339,560	5	339,565
Equity, mutual funds, and other	—	1,225	—	1,225

Total trading securities—capital markets	—	1,527,137	5	1,527,142

Trading securities—mortgage banking:
Principal only	—	—	4,013	4,013
Interest only	—	—	83	83
Subordinated bonds	—	—	1,225	1,225

Total trading securities—mortgage banking	—	—	5,321	5,321

Loans held-for-sale	—	—	26,700	26,700
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	762,850	—	762,850
Government agency issued CMO	—	2,716,147	—	2,716,147
Other U.S. government agencies	—	—	1,691	1,691
States and municipalities	—	8,405	1,500	9,905
Equity, mutual funds, and other	25,870	—	—	25,870

Total securities available-for-sale	25,870	3,487,502	3,191	3,516,563

Other assets:
Mortgage servicing rights	—	—	2,342	2,342
Deferred compensation assets	26,440	—	—	26,440
Derivatives, forwards and futures	6,910	—	—	6,910
Derivatives, interest rate contracts	—	140,976	—	140,976
Derivatives, other	—	267	—	267

Total other assets	33,350	141,243	2,342	176,935

Total assets	$59,220	$5,155,882	$37,559	$5,252,661

Trading liabilities—capital markets:
U.S. treasuries	$—	$514,886	$—	$514,886
Government agency issued CMO	—	1	—	1
Other U.S. government agencies	—	17,863	—	17,863
States and municipalities	—	1,643	—	1,643
Corporate and other debt	—	276,748	—	276,748
Equity, mutual funds, and other	—	2,000	—	2,000

Total trading liabilities—capital markets	—	813,141	—	813,141

Other liabilities:
Derivatives, forwards and futures	7,828	—	—	7,828
Derivatives, interest rate contracts	—	120,440	—	120,440
Derivatives, other	—	—	5,005	5,005

Total other liabilities	7,828	120,440	5,005	133,273

Total liabilities	$7,828	$933,581	$5,005	$946,414

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	March 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—capital markets:
U.S. treasuries	$—	$145,136	$—	$145,136
Government agency issued MBS	—	412,994	—	412,994
Government agency issued CMO	—	124,304	—	124,304
Other U.S. government agencies	—	86,672	—	86,672
States and municipalities	—	29,787	—	29,787
Corporate and other debt	—	382,341	5	382,346
Equity, mutual funds, and other	—	6,922	—	6,922

Total trading securities—capital markets	—	1,188,156	5	1,188,161

Trading securities—mortgage banking:
Principal only	—	—	4,764	4,764
Interest only	—	—	339	339
Subordinated bonds	—	—	1,485	1,485

Total trading securities—mortgage banking	—	—	6,588	6,588

Loans held-for-sale	—	—	229,219	229,219
Securities available-for-sale:
U.S. treasuries	—	39,990	—	39,990
Government agency issued MBS	—	792,562	—	792,562
Government agency issued CMO	—	2,531,770	—	2,531,770
Other U.S. government agencies	—	—	2,182	2,182
States and municipalities	—	13,655	1,500	15,155
Venture capital	—	—	4,300	4,300
Equity, mutual funds, and other	26,482	—	—	26,482

Total securities available-for-sale	26,482	3,377,977	7,982	3,412,441

Other assets:
Mortgage servicing rights	—	—	4,687	4,687
Deferred compensation assets	23,335	—	—	23,335
Derivatives, forwards and futures	4,015	—	—	4,015
Derivatives, interest rate contracts	—	162,450	—	162,450

Total other assets	27,350	162,450	4,687	194,487

Total assets	$53,832	$4,728,583	$248,481	$5,030,896

Trading liabilities—capital markets:
U.S. treasuries	$—	$420,574	$—	$420,574
Government agency issued MBS	—	1,083	—	1,083
Government agency issued CMO	—	503	—	503
Other U.S. government agencies	—	9,739	—	9,739
States and municipalities	—	1,436	—	1,436
Corporate and other debt	—	233,287	—	233,287
Equity, mutual funds, and other	—	635	—	635

Total trading liabilities—capital markets	—	667,257	—	667,257

Other liabilities:
Derivatives, forwards and futures	2,738	—	—	2,738
Derivatives, interest rate contracts	—	130,180	—	130,180
Derivatives, other	—	—	4,945	4,945

Total other liabilities	2,738	130,180	4,945	137,863

Total liabilities	$2,738	$797,437	$4,945	$805,120

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2015 and 2014, on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2015
					Securities	Mortgage
	Trading		Loans held-		available-	servicing	Net derivative
(Dollars in thousands)	securities		for-sale		for-sale	rights, net	liabilities
Balance on January 1, 2015	$5,643		$27,910		$3,307	$2,517	$(5,240)
Total net gains/(losses) included in:
Net income	170		1,142		—	—	(57)
Other comprehensive income /(loss)	—		—		(14)	—	—
Purchases	—		854		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	—	—
Settlements	(487)		(3,922)		(102)	(175)	292
Net transfers into/(out of) Level 3	—		716	(b)	—	—	—

Balance on March 31, 2015	$5,326		$26,700		$3,191	$2,342	$(5,005)

Net unrealized gains/(losses) included in net income	$171	(a)	$1,142	(a)	$—	$—	$(57	)(c)

	Three Months Ended March 31, 2014
				AFS Securities		Mortgage
	Trading	Loans held-		Investment	Venture	servicing	Net derivative
(Dollars in thousands)	securities	for-sale		portfolio	Capital	rights, net	liabilities
Balance on January 1, 2014	$7,200	$230,456		$3,826	$4,300	$72,793	$(2,915)
Total net gains/(losses) included in:
Net income	(85)	1,187		—	—	1,133	(2,341)
Other comprehensive income /(loss)	—	—		(17)	—	—	—
Purchases	1,559	4,106		—	—	—	—
Issuances	—	—		—	—	—	—
Sales	(1,715)	—		—	—	(68,519)	—
Settlements	(366)	(4,193)		(127)	—	(720)	311
Net transfers into/(out of) Level 3	—	(2,337	)(b)	—	—	—	—

Balance on March 31, 2014	$6,593	$229,219		$3,682	$4,300	$4,687	$(4,945)

Net unrealized gains/(losses) included in net income	$40 (a)	$1,187	(a)	$—	$—	$73 (a)	$(2,341	)(c)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

In third quarter 2014, FHN completed sales of first lien mortgage loans from its loans held-for-sale portfolio. The sale populations primarily represented loans that had been originated with the intent to sell to FNMA or FHLMC and consisted of repurchased loans as well as loans that remained after FHN’s exit of mortgage origination activities in 2008. Smaller amounts of jumbo loans were also included in the sale, along with some loans insured under government programs. Almost all of these loans had been accounted for at elected fair value (a recurring measurement) with a small amount having been accounted for as LOCOM loans (a nonrecurring measurement). The contracted sale values for the loans reflected a substantial improvement in pricing for pre-2009 vintage first lien mortgages in comparison to FHN’s historical methodologies used to estimate fair value, which incorporate significant Level 3 inputs within a discounted cash flow model. Accordingly, the loans being sold were marked to the revised estimate of fair value during the quarter and the pricing evidence from the sale transactions was considered a Level 2 input within the valuation process for the remaining non-governmental guaranteed portion of first lien mortgage loans held-for-sale.

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at March 31, 2015 and 2014, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

Note 16 – Fair Value of Assets & Liabilities (Continued)

					Three Months Ended
	Carrying value at March 31, 2015				March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$3,211	$—	$3,211	$3
Loans held-for-sale—first mortgages	—	—	858	858	38
Loans, net of unearned income (a)	—	—	40,386	40,386	(1,541)
Real estate acquired by foreclosure (b)	—	—	29,681	29,681	(376)
Other assets (c)	—	—	28,265	28,265	(395)

					$(2,271)

					Three Months Ended
	Carrying value at March 31, 2014				March 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale—SBAs	$—	$3,494	$—	$3,494	$42
Loans held-for-sale—first mortgages	—	—	9,191	9,191	(17)
Loans, net of unearned income (a)	—	—	57,035	57,035	(488)
Real estate acquired by foreclosure (b)	—	—	42,970	42,970	(858)
Other assets (c)	—	—	30,445	30,445	(325)

					$(1,646)

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral. Write-downs on these loans are recognized as part of provision.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of March 31, 2015 and 2014:

(Dollars in Thousands)
Level 3 Class	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage (a)	$5,321	Discounted cash flow	Prepayment speeds	42% - 46%
			Discount rate	6% - 55%
Loans held-for-sale—residential real estate	27,558	Discounted cash flow	Prepayment speeds - First mortgage	2% - 22%
			Prepayment speeds - HELOC	5% - 15%
			Foreclosure losses	50% - 60%
			Loss severity trends - First mortgage	10% - 70% of UPB
			Loss severity trends - HELOC	45% - 100% of UPB
			Draw rate - HELOC	5% - 12%
Derivative liabilities, other	5,005	Discounted cash flow	Visa covered litigation resolution amount	$4.5 billion - $5.6 billion
			Probability of resolution scenarios	10% - 25%
			Time until resolution	6 - 48 months
Loans, net of unearned income (b)	40,386	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (c)	29,681	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (d)	28,265	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	The unobservable inputs for principal-only and interest-only trading securities and subordinated bonds are discussed in the Trading securities-mortgage paragraph.
(b)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision.
(c)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(d)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at March 31, 2014	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities—mortgage (a)	$6,588	Discounted cash flow	Prepayment speeds	40% - 46%
			Discount rate	47% - 49%
Loans held-for-sale—residential real estate	238,410	Discounted cash flow	Prepayment speeds - First mortgage	6% - 10%
			Prepayment speeds - HELOC	3% - 12%
			Credit spreads	2% - 4%
			Delinquency adjustment factor	15% - 25% added to credit spread
			Loss severity trends - First mortgage	50% - 60% of UPB
			Loss severity trends - HELOC	35% - 100% of UPB
			Draw Rate - HELOC	2% - 11%
Derivative liabilities, other	4,945	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	12 - 48 months
Loans, net of unearned income (b)	57,035	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction Values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (c)	42,970	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (d)	30,445	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 – Financial Information for additional information.

(a)	The unobservable inputs for principal-only and interest-only trading securities and subordinated bonds are discussed in the Trading securities-mortgage paragraph.
(b)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision.
(c)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(d)	Represents tax credit investments accounted for under the equity method.

Trading securities-mortgage. Prepayment rates and credit spreads (part of the discount rate) are significant unobservable inputs used in the fair value measurement of FHN’s mortgage trading securities which include interest-only strips, principal-only strips, and subordinated bonds. Increases in prepayment rates and credit spreads in isolation would result in significantly lower fair value measurements for the associated assets. Conversely, decreases in prepayment rates and credit spreads in isolation would result in significantly higher fair value measurements for the associated assets. Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayment rates as customers are expected to refinance existing mortgages under more favorable interest rate terms. Generally, changes in discount rates directionally mirror the changes in market interest rates. FHN’s Corporate Accounting Department monitors sale activity and changes in the fair value of excess interest monthly.

Loans held-for-sale. Prepayment rates, foreclosure losses (2015), credit spreads (2014), and delinquency adjustment factors (2014) are significant unobservable inputs used in the fair value measurement of FHN’s residential real estate loans held-for-sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. Draw rates are an additional significant unobservable input for HELOCs. Increases (decreases) in the draw rate estimates for HELOCs would increase (decrease) their fair value. All observable and unobservable inputs are re-assessed monthly. Fair value measurements are reviewed at least monthly by FHN’s Corporate Accounting Department.

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Other assets – tax credit investments. The estimated fair value of tax credit investments accounted for under the equity method is generally determined in relation to the yield (i.e., future tax credits to be received) an acquirer of these investments would expect in relation to the yields experienced on current new issue and/or secondary market transactions. Thus, as tax credits are recognized, the future yield to a market participant is reduced, resulting in consistent impairment of the individual investments. Individual investments are reviewed for impairment quarterly, which may include the consideration of additional marketability discounts related to specific investments. Unusual valuation adjustments and the associated triggering events are discussed with senior and executive management when appropriate. A portfolio review is conducted annually, with the assistance of a third party, to assess the reasonableness of current valuations.

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

Repurchased loans are recognized within loans held-for-sale at fair value at the time of repurchase, which includes consideration of the credit status of the loans and the estimated liquidation value. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. Due to the credit-distressed nature of the vast majority of repurchased loans and the related loss severities experienced upon repurchase, FHN believes that the fair value election provides a more timely recognition of changes in value for these loans that occur subsequent to repurchase. Absent the fair value election, these loans would be subject to valuation at the LOCOM value, which would prevent subsequent values from exceeding the initial fair value, determined at the time of repurchase, but would require recognition of subsequent declines in value. Thus, the fair value election provides for a more timely recognition of any potential future recoveries in asset values while not affecting the requirement to recognize subsequent declines in value.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following tables reflect the differences between the fair value carrying amount of residential real estate loans held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	March 31, 2015
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$26,700	$40,762	$(14,062)
Nonaccrual loans	6,780	13,023	(6,243)
Loans 90 days or more past due and still accruing	1,343	1,686	(343)

	March 31, 2014
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$229,219	$374,401	$(145,182)
Nonaccrual loans	61,842	133,600	(71,758)
Loans 90 days or more past due and still accruing	7,260	15,010	(7,750)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2015	2014
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$1,142	$1,187

For the three months ended March 31, 2015, and 2014, the amounts for residential real estate loans held-for-sale include gains of $.4 million and $1.8 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

Determination of Fair Value

In accordance with ASC 820-10-35, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value of financial instruments recorded at fair value in the Consolidated Condensed Statements of Condition and for estimating the fair value of financial instruments for which fair value is disclosed under ASC 825-10-50.

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

Trading securities also include retained interests in prior securitizations that qualify as financial assets, which primarily include interest-only strips, principal-only strips and subordinated bonds. FHN uses the price in the third quarter 2013 servicing sale definitive agreement, as adjusted for the portion of pricing that was not specific to the excess interest, as a third-party pricing source in the

Note 16 – Fair Value of Assets & Liabilities (Continued)

valuation of the excess interest. FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of principal-only strips. Subordinated bonds are bonds with junior priority and are valued using an internal model which includes contractual terms, frequency and severity of loss (credit spreads), prepayment speeds of the underlying collateral, and the yield that a market participant would require.

Securities available-for-sale. Securities available-for-sale includes the investment portfolio accounted for as available-for-sale under ASC 320-10-25, federal bank stock holdings, short-term investments in mutual funds, and prior to third quarter 2014, venture capital investments. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations. Certain government agency debt obligations with limited trading activity are valued using a discounted cash flow model that incorporates a combination of observable and unobservable inputs. Primary observable inputs include contractual cash flows and the treasury curve. Significant unobservable inputs include estimated trading spreads and estimated prepayment speeds.

Investments in the stock of the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Condensed Statements of Condition which is considered to approximate fair value. Short-term investments in mutual funds are measured at the funds’ reported closing net asset values. Investments in equity securities are valued using quoted market prices. Prior to third quarter 2014, venture capital investments were typically measured using significant internally generated inputs including adjustments to industry comparables and discounted cash flows analysis.

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

Loans held-for-sale. For applicable loans current transaction prices and /or bid values on similar assets are used in valuing residential real estate loans held-for-sale. Uncommitted bids may be adjusted based on other available market information. For all other loans FHN determines the fair value of residential real estate loans held-for-sale using a discounted cash flow model which incorporates both observable and unobservable inputs. Commencing in fourth quarter 2014, inputs include current mortgage rates for similar products, estimated prepayment rates, foreclosure losses, and various loan performance measures (delinquency, LTV, credit score). Prior to fourth quarter 2014, typical inputs included contractual cash flow requirements, current mortgage rates for similar products, estimated prepayment rates, credit spreads and delinquency penalty adjustments. Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure. The valuation of HELOCs also incorporates estimates of loan draw rates as well as estimated cancellation rates for loans expected to become delinquent.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Mortgage servicing rights. FHN recognizes all classes of MSR at fair value. In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing. Since that time FHN has used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR, as a third-party pricing source in the valuation of the MSR.

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

Real estate acquired by foreclosure. Real estate acquired by foreclosure primarily consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated costs to sell the real estate. Estimated fair value is determined using appraised values with subsequent adjustments for deterioration in values that are not reflected in the most recent appraisal. Real estate acquired by foreclosure during periods prior to January 1, 2015 also includes properties acquired in compliance with HUD servicing guidelines which are carried at the estimated amount of the underlying government insurance or guarantee.

Nonearning assets. For disclosure purposes, nonearning assets include cash and due from banks, accrued interest receivable, and capital markets receivables. Due to the short-term nature of cash and due from banks, accrued interest receivable, and capital markets receivables, the fair value is approximated by the book value.

Other assets. For disclosure purposes, other assets consist of tax credit investments and deferred compensation assets that are considered financial assets. Tax credit investments accounted for under the equity method are written down to estimated fair value quarterly based on the estimated value of the associated tax credits which incorporates estimates of required yield for hypothetical investors. The fair value of all other tax credit investments is estimated using recent transaction information with adjustments for differences in individual investments. Deferred compensation assets are recognized at fair value, which is based on quoted prices in active markets. Beginning in first quarter 2015, Other assets also includes property acquired in connection with foreclosures of loans that have government insurance or guarantees. These receivables are valued at the expected amounts recoverable for the insurance or guarantees.

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of March 31, 2015 and 2014, involve the use of significant internally-developed pricing assumptions for certain components of these line items. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. Assets and liabilities that are not financial instruments have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded loan commitments and stand by and other commitments as of March 31, 2015 and 2014.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	March 31, 2015
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$9,570,703	$—	$—	$9,523,767	$9,523,767
Commercial real estate	1,303,232	—	—	1,285,775	1,285,775
Retail:
Consumer real estate	4,813,572	—	—	4,640,351	4,640,351
Permanent mortgage	491,522	—	—	458,133	458,133
Credit card & other	324,766	—	—	326,506	326,506

Total loans, net of unearned income and allowance for loan losses	16,503,795	—	—	16,234,532	16,234,532
Short-term financial assets
Interest-bearing cash	438,633	438,633	—	—	438,633
Federal funds sold	43,052	—	43,052	—	43,052
Securities purchased under agreements to resell	831,541	—	831,541	—	831,541

Total short-term financial assets	1,313,226	438,633	874,593	—	1,313,226
Trading securities (a)	1,532,463	—	1,527,137	5,326	1,532,463
Loans held-for-sale (a)	133,958	—	3,211	130,747	133,958
Securities available-for-sale (a) (b)	3,672,331	25,870	3,487,502	158,959	3,672,331
Securities held-to-maturity	4,299	—	—	5,451	5,451
Derivative assets (a)	148,153	6,910	141,243	—	148,153
Other assets
Tax credit investments	80,331	—	—	62,768	62,768
Deferred compensation assets	26,440	26,440	—	—	26,440

Total other assets	106,771	26,440	—	62,768	89,208
Nonearning assets
Cash & due from banks	282,800	282,800	—	—	282,800
Capital markets receivables	190,662	—	190,662	—	190,662
Accrued interest receivable	72,716	—	72,716	—	72,716

Total nonearning assets	546,178	282,800	263,378	—	546,178

Total assets	$23,961,174	$780,653	$6,297,064	$16,597,783	$23,675,500

Liabilities:
Deposits:
Defined maturity	$1,210,417	$—	$1,216,398	$—	$1,216,398
Undefined maturity	17,428,137	—	17,428,137	—	17,428,137

Total deposits	18,638,554	—	18,644,535	—	18,644,535
Trading liabilities (a)	813,141	—	813,141	—	813,141
Short-term financial liabilities
Federal funds purchased	703,352	—	703,352	—	703,352
Securities sold under agreements to repurchase	309,297	—	309,297	—	309,297
Other short-term borrowings	158,745	—	158,745	—	158,745

Total short-term financial liabilities	1,171,394	—	1,171,394	—	1,171,394
Term borrowings
Real estate investment trust-preferred	45,913	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	18,208	18,208
Borrowings secured by residential real estate	60,914	—	—	52,568	52,568
Other long term borrowings	1,448,388	—	1,426,924	—	1,426,924

Total term borrowings	1,573,215	—	1,426,924	120,126	1,547,050
Derivative liabilities (a)	133,273	7,828	120,440	5,005	133,273
Other noninterest-bearing liabilities
Capital markets payables	91,176	—	91,176	—	91,176
Accrued interest payable	31,745	—	31,745	—	31,745

Total other noninterest-bearing liabilities	122,921	—	122,921	—	122,921

Total liabilities	$22,452,498	$7,828	$22,299,355	$125,131	$22,432,314

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	March 31, 2014
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$7,680,262	$—	$—	$7,595,334	$7,595,334
Commercial real estate	1,136,895	—	—	1,093,796	1,093,796
Retail:
Consumer real estate	5,134,606	—	—	4,824,384	4,824,384
Permanent mortgage	599,721	—	—	540,843	540,843
Credit card & other	320,731	—	—	322,690	322,690

Total loans, net of unearned income and allowance for loan losses	14,872,215	—	—	14,377,047	14,377,047
Short-term financial assets
Interest-bearing cash	685,540	685,540	—	—	685,540
Federal funds sold	16,555	—	16,555	—	16,555
Securities purchased under agreements to resell	605,276	—	605,276	—	605,276

Total short-term financial assets	1,307,371	685,540	621,831	—	1,307,371
Trading securities (a)	1,194,749	—	1,188,156	6,593	1,194,749
Loans held-for-sale (a)	361,359	—	3,494	357,865	361,359
Securities available-for-sale (a) (b)	3,571,179	26,482	3,377,977	166,720	3,571,179
Securities held-to-maturity	4,274	—	—	5,454	5,454
Derivative assets (a)	166,465	4,015	162,450	—	166,465
Other assets
Tax credit investments	85,901	—	—	73,344	73,344
Deferred compensation assets	23,335	23,335	—	—	23,335

Total other assets	109,236	23,335	—	73,344	96,679
Nonearning assets
Cash & due from banks	450,270	450,270	—	—	450,270
Capital markets receivables	51,082	—	51,082	—	51,082
Accrued interest receivable	73,010	—	73,010	—	73,010

Total nonearning assets	574,362	450,270	124,092	—	574,362

Total assets	$22,161,210	$1,189,642	$5,478,000	$14,987,023	$21,654,665

Liabilities:
Deposits:
Defined maturity	$1,436,657	$—	$1,448,362	$—	$1,448,362
Undefined maturity	15,236,086	—	15,236,086	—	15,236,086

Total deposits	16,672,743	—	16,684,448	—	16,684,448
Trading liabilities (a)	667,257	—	667,257	—	667,257
Short-term financial liabilities
Federal funds purchased	1,135,665	—	1,135,665	—	1,135,665
Securities sold under agreements to repurchase	411,795	—	411,795	—	411,795
Other short-term borrowings	204,023	—	204,023	—	204,023

Total short-term financial liabilities	1,751,483	—	1,751,483	—	1,751,483
Term borrowings
Real estate investment trust-preferred	45,845	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	17,810	17,810
Borrowings secured by residential real estate	77,119	—	—	66,554	66,554
Other long term borrowings	1,366,084	—	1,362,408	—	1,362,408

Total term borrowings	1,507,048	—	1,362,408	133,714	1,496,122
Derivative liabilities (a)	137,863	2,738	130,180	4,945	137,863
Other noninterest-bearing liabilities
Capital markets payables	39,510	—	39,510	—	39,510
Accrued interest payable	33,244	—	33,244	—	33,244

Total other noninterest-bearing liabilities	72,754	—	72,754	—	72,754

Total liabilities	$20,809,148	$2,738	$20,668,530	$138,659	$20,809,927

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
(Dollars in thousands)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Unfunded Commitments:
Loan commitments	$7,073,470	$7,543,821	$2,439	$1,805
Standby and other commitments	374,173	316,399	5,229	5,642

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of March 31, 2015, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

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

On October 17, 2014, First Tennessee Bank National Association (“FTBNA”), a subsidiary of FHN, purchased thirteen bank branches in Middle and East Tennessee. The purchase of the branches closed on October 17, 2014. The fair value of the acquired assets totaled $437.6 million, including $413.4 million in cash, $7.5 million in fixed assets, and $15.7 million of goodwill and intangible assets. FTBNA also assumed $437.2 million of deposits associated with these branches. FTBNA paid a deposit premium of 3.32 percent and acquired an immaterial amount of loans as part of the transaction.

On October 21, 2014, FHN entered into an agreement with TrustAtlantic Financial Corporation (“TrustAtlantic Financial”) by which TrustAtlantic Financial will merge into a subsidiary of FHN. On December 16, 2014, the parties signed an amendment to the merger agreement. In the transaction, approximately 75 percent of the shares of TrustAtlantic Financial will be converted into shares of FHN common stock at an exchange ratio of 1.3261 FHN shares for each TrustAtlantic Financial share, and approximately 25 percent of the shares of TrustAtlantic Financial will be converted into cash. The aggregate transaction value was estimated to be approximately $85 million (inclusive of TrustAtlantic warrants that FHN is assuming will be exercised and converted into TrustAtlantic shares before the transaction closes), based on FHN’s common stock value of $12.82 at the time the amended agreement was signed. TrustAtlantic Financial reported on a consolidated basis, approximately $444 million of total assets and approximately $383 million of total deposits at March 31, 2014. The transaction is expected to close in the first half of 2015, subject to regulatory approvals and other customary conditions to closing.

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2014 financial statements, notes, and MD&A is provided in FHN’s 2014 Annual Report.

ADOPTION OF ACCOUNTING UPDATES

Effective January 1, 2015, FHN retroactively adopted the requirements of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” with an election to use the proportional amortization method for all qualifying investments. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. The retrospective application of ASU 2014-01 resulted in an increase in Income/(loss) available to shareholders of $.8 million for the three months ended March 31, 2014 and $3.0 million for the year ended December 31, 2014 versus previously reported amounts. FHN also recognized a decrease to Shareholders’ equity of $11.6 million at March 31, 2014 and $9.4 million at December 31, 2014 versus previously reported amounts. All prior periods, applicable tables and associated narrative have been revised to reflect this change. See Note 1 – Financial Information for additional information.

Non-GAAP Measures

Certain ratios are included in the narrative and tables in MD&A that are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. FHN’s management believes such measures are relevant to understanding the capital position and results of the company. The non-GAAP ratio presented in this filing is the tier 1 common capital ratio (for periods prior to first quarter 2015). This measure was reported to FHN’s management and board of directors through various internal reports. Additionally, disclosure of the non-GAAP capital ratio provides a meaningful base for comparability to other financial institutions as this ratio was an important measure of the capital strength of banks as demonstrated by its use by banking regulators in reviewing capital adequacy of financial institutions. Non-GAAP measures are not formally defined by GAAP or codified in currently effective federal banking regulations, and other entities may use calculation methods that differ from those used by FHN. Tier 1 Capital is a regulatory term and is generally defined as the sum of core capital (including common equity and certain instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk-based capital regulations. Risk-weighted assets is a regulatory term which includes total assets adjusted for credit and market risk and is used to determine regulatory capital ratios. Refer to Table 20 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the pace, consistency, and extent of recovery of values and activity in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting FHN directly or affecting its customers, business counterparties or competitors; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”), the Consumer Financial Protection Bureau (“CFPB”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March 31, 2015, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

For first quarter 2015, FHN reported a net loss available to common shareholders of $76.7 million or $.33 loss per diluted share compared to net income of $45.6 million or $.19 per diluted share in first quarter 2014. The decline in results compared to the prior year was driven by an increase in expenses and lower noninterest income, which more than offset a reduction in the loan loss provision and an increase in net interest income.

In first quarter 2015, FHN reached an agreement in principle (“AIP”) with two federal agencies, the Department of Justice (“DOJ”) and the Department of Housing and Urban Development Office of Inspector General (“HUD”), to settle potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans which resulted in a $162.5 million charge to litigation and regulatory matters.

Total revenue was $286.6 million in first quarter 2015 compared to $298.1 million in first quarter 2014. The decline in revenue was primarily driven by a decrease in mortgage banking income due to the receipt of approximately $20.0 million of additional servicing fees in first quarter 2014 in conjunction with servicing sales and lower net securities gains in first quarter 2015 relative to the prior year. These declines were partially mitigated by an increase in capital markets income in 2015 relative to 2014 and a $4.5 million increase in net interest income. Additionally the negative impact of a $4.4 million loss related to the extinguishment of debt in first quarter 2014 also mitigated a portion of the decrease.

Expenses in first quarter 2015 were $376.2 million compared to $218.0 million in first quarter 2014. The increase in expenses was primarily the result of the $162.5 million charge to litigation and regulatory matters related to the AIP reached with DOJ/HUD previously mentioned, as well as an increase in personnel expense. Legal and professional fees, primarily driven by costs related to litigation matters in 2014, and occupancy expense declined in first quarter 2015 relative to the prior year, offsetting a portion of the increase in expenses. The decline in occupancy expense was primarily the result of a lease abandonment charge recognized in 2014 related to restructuring, repositioning, and efficiency initiatives.

On a consolidated basis, credit quality continued to improve in first quarter 2015 relative to a year ago, resulting in a $5.0 million loan loss provision in first quarter 2015 compared to $10.0 million in first quarter 2014. Improvement from first quarter 2014 resulted in an 8 percent decline in the allowance for loan losses (“ALLL”) (on a period-end basis), a 17 percent decline in non-performing loans, and a 45 percent decline in net charge-offs from a year ago.

Return on average common equity and return on average assets for first quarter 2015 were negative 14.04 percent and negative 1.15 percent, respectively, compared to a positive 8.67 percent and .85 percent, respectively, in first quarter 2014. The Tier 1 capital ratio was 11.79 percent as of March 31, 2015, compared to 14.26 percent on March 31, 2014. Total period-end assets increased to $25.7 billion on March 31, 2015, from $23.9 billion on March 31, 2014. Average loans increased 7 percent to $16.1 billion in first quarter 2015 relative to first quarter 2014. Average core deposits increased 11 percent to $17.8 billion in first quarter 2015 from $16.0 billion in first quarter 2014. Period-end shareholders’ equity was $2.5 billion on March 31, 2015 and 2014. Average shareholders’ equity increased to $2.6 billion in first quarter 2015 from $2.5 billion in first quarter 2014.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $73.9 million during first quarter 2015 compared to $56.5 million in first quarter 2014. The increase in pre-tax income was driven by increased revenues and lower loan loss provision expense, somewhat offset by an increase in expenses.

Total revenue increased 6 percent to $214.6 million in first quarter 2015 from $202.0 million in first quarter 2014, driven by an increase in both net interest income (“NII”) and fee income. The increase in NII was driven by higher average balances of loans to mortgage companies, commercial loan growth, the effect of higher balances of customer deposits on funds transfer pricing (“FTP”), and improved deposit pricing compared to first quarter 2014, somewhat offset by lower yielding commercial loans due to competitive pressure. Noninterest income increased slightly to $60.2 million in first quarter 2015 from $60.0 million in first quarter 2014, as an increase in bankcard income driven by higher transaction volume in first quarter 2015 relative to first quarter 2014 offset a 7 percent decline in brokerage, management fees and commissions primarily driven by a reduction in annuity income as a result of lower volume in 2015 compared to the prior year, and also a shift in product and fee structures which caused a temporary decline in revenues, but should result in longer revenue streams.

Provision expense decreased to $4.9 million in first quarter 2015 from $13.0 million in first quarter 2014. The decrease was primarily driven by the consumer credit card portfolio due to improvement in delinquencies and net charge-offs relative to the prior year. Commercial provision expense decreased slightly from first quarter 2014 to first quarter 2015.

Noninterest expense was $135.8 million in first quarter 2015 compared to $132.5 million in first quarter 2014. The increase in expense was largely attributable to incentives associated with loan growth and strategic hires and retention in growth markets in first quarter 2015. Additionally, allocated personnel expense increased relative to the prior year, due in large part to several favorable adjustments recognized in first quarter 2014 related to employee performance equity awards and employee benefit plans. These increases were partially offset by a decrease in professional fees related to consulting projects in first quarter 2014 relative to the current year, as well as tighter project management and an incremental focus on cost reductions.

Capital Markets

Pre-tax income in the capital markets segment increased $3.6 million to $11.2 million during first quarter 2015 from $7.6 million in first quarter 2014. The increase in pre-tax income in first quarter 2015 was driven by an 8 percent increase in fixed income revenue to $53.5 million, as average daily revenue (“ADR”) increased from $.8 million in first quarter 2014 to $.9 million in first quarter 2015. The increase in fixed income revenue reflects more favorable market conditions in 2015 relative to the prior year due to increased rate volatility. Other product revenue was $8.1 million and $7.1 million in first quarter 2015 and 2014, respectively. The increase was primarily driven by increases in portfolio advisory and derivative sales in first quarter 2015. Noninterest expense was $54.7 million in first quarter 2015 compared to $52.6 million in first quarter 2014. The increase in noninterest expense is due to higher variable compensation expenses as a result of higher fixed income revenues in first quarter 2015, partially offset by lower legal expenses in first quarter 2015 compared to the prior year.

Corporate

The pre-tax loss for the corporate segment was $24.9 million in first quarter 2015 compared to $14.0 million in first quarter 2014. Net interest expense increased $6.2 million in first quarter 2015 to $16.1 million due to the effect of the third quarter 2014 loan sale on FTP, the fourth quarter 2014 issuance of $400 million of senior notes, and a lower yielding available-for-sale (“AFS”) securities portfolio. Noninterest income (including securities gain/losses) was $5.4 million in first quarter 2015 down from $13.2 million in first quarter 2014. The decrease in noninterest income was driven by a $5.6 million gain associated with the sale of a cost method investment recognized in first quarter 2014 and a decline in BOLI income as a result of lower policy benefits received in first quarter 2015 relative to first quarter 2014.

Noninterest expense decreased 18 percent from $17.3 million in first quarter 2014 to $14.2 million in first quarter 2015. The decline in noninterest expense was the result of lower occupancy expense in first quarter 2015 primarily related to an efficiency-related lease abandonment expense of $4.6 million recognized in first quarter 2014. Additionally a $2.2 million net decrease in negative valuation adjustments related to Visa-related derivatives compared to first quarter 2014 also contributed to the expense decline, but was partially offset by an increase in personnel expense driven by several favorable adjustments recognized in first quarter 2014 primarily associated with employee benefit plans and deferred compensation BOLI benefits.

Non-Strategic

The non-strategic segment had a pre-tax loss of $154.9 million in first quarter 2015 compared to pre-tax income of $20.0 million in first quarter 2014. A significant increase in expenses coupled with a decline in revenue contributed to the year-over-year decline in pre-tax income.

Total revenue was $16.8 million and $32.5 million in first quarter 2015 and first quarter 2014, respectively, with NII declining 15 percent to $14.2 million in first quarter 2015 from $16.8 million in first quarter 2014, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) decreased $13.2 million from $15.8 million in first quarter 2014 to $2.5 million in first quarter 2015. The decline in noninterest income was driven by the recognition of approximately $20.0 million in previously unrecognized servicing fees in first quarter 2014 associated with FHN’s agreement to sell substantially all remaining legacy mortgage servicing in late 2013. Additionally, in first quarter 2014 FHN recognized a $2.0 million loss on the deconsolidation of a securitization trust, offsetting a portion of the decline in mortgage banking income. Other noninterest income increased in first quarter 2015 relative to first quarter 2014, primarily driven by a $4.4 million loss on the extinguishment of debt associated with the collapse of two HELOC securitization trusts, which negatively impacted noninterest income in the prior year.

The provision for loan losses within the non-strategic segment was a provision expense of $.1 million in first quarter 2015 compared to a provision credit of $3.0 million in first quarter 2014. Commercial provision for loan losses decreased to a provision credit of $.5 million in first quarter 2015 from a commercial provision credit of $6.5 million in first quarter 2014 primarily driven by dispositions of three TRUP loans that had a favorable impact on prior year provision. The non-strategic consumer portfolios’ provision expense decreased in first quarter 2015 driven by run-off of the non-strategic consumer real estate portfolio as well as continued collection and recovery efforts.

Noninterest expense increased to $171.6 million in first quarter 2015 from $15.6 million in first quarter 2014. The increase in noninterest expense was due to $162.5 million of loss accruals recognized in first quarter 2015 associated with an AIP reached with the DOJ and HUD to settle potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans. Legal expense decreased $1.8 million in first quarter 2015 relative to first quarter 2014, offsetting a portion of this expense increase. Generally, most other expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Total consolidated revenue was $286.6 million in first quarter 2015, a 4 percent decrease from first quarter 2014, largely driven by decreases in mortgage banking income and net securities gains, but partially mitigated by increases in capital markets fixed income sales revenue and net interest income. Total expenses increased $158.2 million from $218.0 million in first quarter 2014 to $376.2 million in first quarter 2015 primarily driven by increases in litigation loss accruals and personnel expenses.

NET INTEREST INCOME

Net interest income increased 3 percent to $156.9 million in first quarter 2015 from $152.4 million in first quarter 2014. The increase in NII was primarily attributable to higher balances of loans to mortgage companies, commercial and bank installment loan growth, and improved deposit pricing, partially offset by continued run-off of the non-strategic loan portfolios and lower yielding commercial loans. Average earning assets was $23.5 billion in first quarter 2015 compared to $21.6 billion in first quarter 2014 as loan growth within the regional bank and higher average balances of excess cash held at the Federal Reserve (“Fed”) more than offset continued run-off of the non-strategic loan portfolios.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin decreased to 2.74 percent in first quarter 2015 from 2.88 percent in first quarter 2014. The net interest spread was 2.61 percent in first quarter 2015 down 13 basis points from 2.74 percent in first quarter 2014 and the impact of free funding was 13 basis points in 2015 down from 14 basis points in 2014. The decrease in NIM was driven by an increase in average excess cash held at the Fed, lower yielding commercial loans and run-off of the non-strategic loan portfolios. These negative effects were somewhat mitigated by lower funding costs, higher balances of loans to mortgage companies and commercial and bank installment loan growth within the regional bank.

Table 1—Net Interest Margin

	Three Months Ended March 31
	2015	2014
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.50%	3.60%
Retail loans	3.96	4.01

Total loans, net of unearned income	3.67	3.77

Loans held-for-sale (a)	4.31	3.50
Investment securities:
U.S. treasuries	NM	0.05
U.S. government agencies	2.47	2.59
States and municipalities	3.46	2.41
Other	4.13	4.31

Total investment securities	2.56	2.66

Trading securities	2.71	2.97
Other earning assets:
Federal funds sold	0.97	0.99
Securities purchased under agreements to resell (b)	(0.13)	(0.13)
Interest bearing cash	0.24	0.23

Total other earning assets	0.12	0.10

Interest income / total earning assets	3.11%	3.27%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.18%	0.19%
Other interest-bearing deposits	0.09	0.09
Time deposits (c)	0.71	1.34

Total interest-bearing core deposits	0.18	0.25
Certificates of deposit $100,000 and more (d)	0.84	0.76
Federal funds purchased	0.25	0.25
Securities sold under agreements to repurchase	0.08	0.11
Capital markets trading liabilities	2.18	2.39
Other short-term borrowings	0.68	0.57
Term borrowings (e)	2.39	2.01

Interest expense / total interest-bearing liabilities	0.50	0.53

Net interest spread	2.61%	2.74%
Effect of interest-free sources used to fund earning assets	0.13	0.14

Net interest margin (f)	2.74%	2.88%

NM – Not meaningful

(a)	First quarter 2015 increase driven by loan sales in third quarter 2014.
(b)	Driven by negative market rates on reverse repurchase agreements.
(c)	First quarter 2015 rate includes the effect of amortizing the premium valuation adjustment for acquired time deposits related to branch acquisitions.
(d)	First quarter 2014 rate includes the effect of amortizing the premium valuation adjustment for acquired time deposits related to the MNB acquisitions.
(e)	First quarter 2015 increase driven by the issuance of $400 million of senior notes in fourth quarter 2014.
(f)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is expected to remain under pressure during 2015 due to declining loan yields from historically low interest rates and competitive pricing dynamics. Additionally, changes to the balance sheet mix associated with interest-bearing cash, deposit balances, and trading inventory balances could also affect NIM. NIM pressure could be mitigated if interest rates rise in the latter half of 2015.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $5.0 million in first quarter 2015 compared to $10.0 million in first quarter 2014. During first quarter 2014 and 2015 FHN experienced continued overall improvement in the loan portfolio which resulted in an 8 percent decline in the allowance for loan losses (on a period-end basis). Overall, FHN’s asset quality trends remain at historically strong levels. Additionally, net charge offs decreased 45 percent during first quarter 2015 relative to the prior year. For additional information about general asset quality trends refer to Asset Quality—Trend Analysis of First Quarter 2015 Compared to First Quarter 2014 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains/(losses)) was $129.7 million in first quarter 2015 and represented 45 percent of total revenue compared to $145.7 million in first quarter 2014 and 49 percent of total revenue. The decrease in noninterest income in first quarter 2015 relative to first quarter 2014 largely resulted from decreases in mortgage banking income and securities gains partially offset by an increase in capital markets fixed income revenue. Additionally, first quarter 2014 included a loss on the extinguishment of debt which negatively impacted noninterest income in that period.

Capital Markets Noninterest Income

Capital markets noninterest income increased 8 percent in first quarter 2015 to $61.6 million in first quarter 2015 from $56.8 million in first quarter 2014. Revenue from fixed income sales was up reflecting more favorable market conditions in 2015 relative to the prior year due to increased rate volatility. Revenue from other products increased to $8.1 million in first quarter 2015 from $7.2 million in first quarter 2014 primarily driven by increases in portfolio advisory and derivative sales.

Table 2—Capital Markets Noninterest Income

	Three Months Ended
	March 31		Percent
(Dollars in thousands)	2015	2014	Change
Noninterest income:
Fixed income	$53,510	$49,614	8%
Other product revenue	8,109	7,226	12%

Total capital markets noninterest income	$61,619	$56,840	8%

Mortgage Banking Noninterest Income

Mortgage banking income was $1.6 million in first quarter 2015 compared to $19.0 million in first quarter 2014. The decrease in mortgage banking income during first quarter 2015 relative to first quarter 2014 was primarily due to the receipt of approximately $20 million in previously unrecognized servicing fees in conjunction with servicing sales in first quarter 2014. Other mortgage banking income in 2014 also included a $2.0 million loss associated with the deconsolidation of a securitization trust.

Bank Owned Life Insurance

BOLI income was $3.5 million in first quarter 2015 compared to $6.0 million in first quarter 2014. The decline in BOLI income was primarily due to the receipt of $2.8 million of policy benefits in first quarter 2014.

Securities Gains/Losses

In first quarter 2014, FHN recognized securities gains of $5.7 million which was primarily the result of a $5.6 million gain on the sale of a cost method investment. Securities gains for first quarter 2015 were not material.

Other Noninterest Income

Income from brokerage, management fees and commissions was $11.4 million in first quarter 2015, a 7 percent decline from $12.3 million in first quarter 2014. The decrease was due in large part to lower annuity income in first quarter 2015 driven by volume declines compared to the prior year, and also a shift in product and fee structures which caused a temporary decline in revenues, but should result in longer revenue streams. Bankcard income increased 15 percent to $5.2 million in first quarter 2015 from $4.5 million in first quarter 2014, primarily driven by higher transaction volume in 2015 relative to the prior year.

All other income and commissions was $9.5 million in first quarter 2015 compared to $4.9 million in first quarter 2014, primarily driven by a $4.4 million loss recognized in first quarter 2014 on the extinguishment of debt associated with the collapse of two HELOC securitization trusts. The following table provides detail regarding FHN’s other income.

Table 3—Other Income

	Three Months Ended
	March 31
(Dollars in thousands)	2015	2014
Other income:
ATM interchange fees	$2,761	$2,497
Electronic banking fees	1,428	1,534
Letter of credit fees	1,123	1,663
Deferred compensation (a)	1,033	657
Gain/(loss) on repurchases of debt	—	(4,350)
Other	3,125	2,893

Total	$9,470	$4,894

(a)	Deferred composition market value adjustments are mirrored to employee composition, incentives, and benefits expense.

NONINTEREST EXPENSE

Noninterest expense was $376.2 million in first quarter 2015 compared to $218.0 million in first quarter 2014. The increase in noninterest expense was primarily the result of increases in litigation and regulatory loss accruals and personnel expenses, partially offset by lower legal and professional fees and occupancy-related charges relative to first quarter 2014.

Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, was $131.4 million in first quarter 2015, a 10 percent increase from $119.2 million in first quarter 2014. The increase in personnel expense was largely driven by increases in variable compensation associated with higher fixed income sales revenue within capital markets. Incentive income associated with loan growth coupled with strategic hires and retention in growth markets within the regional bank in first quarter 2015 also contributed to the increase in personnel expense. Personnel expense was also negatively affected by higher pension-related expenses driven by an increase in the pension liability as a result of a decline in the discount rate and a new mortality table at the most recent measurement date. Additionally, in first quarter 2014, FHN recognized several favorable adjustments related to employee performance equity awards, employee benefit plans, and deferred compensation BOLI benefits resulting in lower personnel expense in first quarter 2014 relative to first quarter 2015.

Occupancy

Occupancy expense decreased $5.4 million to $12.2 million in first quarter 2015 from $17.6 million in first quarter 2014. The decrease was largely the result of $4.6 million of lease abandonment expense recognized in first quarter 2014 related to efficiency initiatives.

Legal and Professional Fees

Legal and professional fees declined 52 percent, or $7.8 million, to $7.3 million in first quarter 2015 from first quarter 2014. The decline was largely driven by a reduction in costs related to litigation matters in first quarter 2015 relative to the prior year, and to a lesser extent, lower expenses related to various consulting projects in first quarter 2014 as well as tighter project management and an incremental focus on cost reductions.

Advertising and Public Relations

Advertising and Public relations expense declined $1.2 million from $5.9 million in first quarter 2014 to $4.7 million in 2015, driven by higher advertising expense in first quarter 2014 related to FHN’s 150 year celebration campaign.

Other Noninterest Expense

All other expenses were $180.0 million in first quarter 2015 compared to $18.5 million in first quarter 2014. The increase in all other expenses was primarily driven by $162.5 million of net loss accruals recognized in first quarter 2015 related to the AIP entered into to settle potential claims related to FHN’s underwriting and origination of FHN-insured mortgage loans which was partially offset by a $2.2 million decrease in negative valuation adjustments associated with the derivatives related to prior sales of Visa class B shares. The following table provides detail regarding FHN’s other expense.

Table 4—Other Expense

	Three Months Ended
	March 31
(Dollars in thousands)	2015	2014
Other expense:
Litigation and regulatory matters	$162,500	$90
Other insurance and taxes	3,329	3,060
Travel and entertainment	1,614	1,824
Customer relations	1,314	1,243
Employee training and dues	1,132	866
Supplies	927	1,116
Tax credit investments	395	325
Miscellaneous loan costs	361	714
Other	8,423	9,245

Total	$179,995	$18,483

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

INCOME TAXES

FHN recorded an income tax benefit of $22.3 million in first quarter 2015, compared to an income tax provision of $20.1 million in first quarter 2014. The effective tax rate for the quarters ended March 31, 2015 and 2014 were approximately 24 percent and 29 percent, respectively. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. The company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2015, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $374.3 million and $100.6 million, respectively, resulting in a net DTA of $273.7 million at March 31, 2015, compared with $249.2 million at March 31, 2014.

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

As of March 31, 2015, FHN had federal tax credit carryforwards which will expire in varying amounts between 2031 and 2034, state income tax net operating loss (“NOL”) carryforwards which will expire in varying amounts between 2016 and 2032, and federal capital loss carryforwards, which will expire in 2017. As of March 31, 2015 and 2014, FHN established a valuation allowance of $.1 million and $5.9 million, respectively, against its state NOL carryforwards and $44.4 million and $47.6 million, respectively, against its capital loss carryforwards. FHN’s DTA after valuation allowance was $374.3 million and $345.9 million as of March 31, 2015 and 2014, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Changes in tax laws and rates could also affect recorded DTAs and DTLs in the future. Management is not aware of the enactment of any such changes that would have a material effect on the company’s results of operations, cash flows or financial position.

STATEMENT OF CONDITION REVIEW

Total period-end assets were $25.7 billion on March 31, 2015, compared to $23.9 billion on March 31, 2014 and $25.7 billion on December 31, 2014. Average assets increased to $25.6 billion in first quarter 2015 from $23.9 billion in first quarter 2014 and $24.6 billion in fourth quarter 2014. The increase in average assets compared to first quarter 2014 is primarily attributable to increases in loan balances, interest-bearing cash, and trading securities, somewhat offset by a decline in loans HFS. The increase in period-end assets relative to March 31, 2014 was driven by increases in loan balances, trading securities, and securities purchased under agreements to resell, partially offset by declines in interest-bearing cash and loans HFS.

EARNING ASSETS

Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased to $23.5 billion in 2015 from $21.6 billion a year earlier and increased $1.0 billion from fourth quarter 2014. A more detailed discussion of the major line items follows. Unless otherwise indicated, references below to balances for 2014 refer to period-end balances at March 31, 2014, or average balances for the first quarter of 2014.

Loans

Period-end loans increased to $16.7 billion as of March 31, 2015 from $15.1 billion on March 31, 2014. Average loans for 2015 were $16.1 billion compared to $15.1 billion for 2014. The increase in average and period-end loan balances was primarily due to loan growth within the regional bank’s commercial portfolios, partially offset by balance declines within FHN’s run-off portfolios within the non-strategic segment.

Table 5—Average Loans

	March 31, 2015		March 31, 2014		December 31, 2014
		Percent		Percent		Percent	1Q15 changes vs
(Dollars in thousands)	Amount	of total	Amount	of total	Amount	of total	1Q14	4Q14
Commercial:
Commercial, financial, and industrial	$8,965,657	56%	$7,639,584	51%	$8,584,065	54%	17%	4%
Commercial real estate	1,290,246	8	1,139,749	7	1,287,816	8	13%	*

Total commercial	10,255,903	64	8,779,333	58	9,871,881	62	17%	4%

Retail:
Consumer real estate (a)	4,988,532	31	5,305,596	35	5,087,104	32	(6)%	(2)%
Permanent mortgage	526,616	3	637,642	5	552,065	4	(17)%	(5)%
Credit card, OTC and other	351,503	2	336,454	2	357,321	2	4%	(2)%

Total retail	5,866,651	36	6,279,692	42	5,996,490	38	(7)%	(2)%

Total loans, net of unearned	$16,122,554	100%	$15,059,025	100%	$15,868,371	100%	7%	2%

(a)	Balance as of March 31, 2015 and 2014, and December 31, 2014 include $74.1 million, $318.4 million, and $79.2 million of restricted loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 87 percent of average commercial loans in both first quarter 2015 and 2014. C&I loans increased 17 percent, or $1.3 billion, from 2014 due to an increase in the average balance of loans to mortgage companies driven by higher refinance activity coupled with net loan growth within the regional bank’s general commercial portfolio and an increase in asset-based lending. Commercial real estate loans increased 13 percent or $150.5 million to $1.3 billion in 2015 because of growth in expansion markets and opportunities with new and existing customers within the regional bank.

Average retail loans declined 7 percent, or $413.0 million, from a year ago to $5.9 billion in 2015. The consumer real estate portfolio (home equity lines and installment loans) declined $317.1 million, to $5.0 billion as the continued wind-down of portfolios within the non-strategic segment outpaced a $168.0 million increase in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $111.0 million to $526.6 million in 2015 largely driven by runoff of the legacy assets. Credit Card and Other increased $15.0 million to $351.5 million in 2015 due to strategic focus on growing the credit card and other consumer portfolios.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities increased 3 percent from $3.6 billion on March 31, 2014 to $3.7 billion on March 31, 2015. Average investment securities were $3.6 billion in 2015 and $3.5 billion in 2014, representing 15 percent of earning assets in 2015 compared to 16 percent in 2014. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased government-guaranteed loans), student, small business, and home equity loans. The average balance of loans HFS decreased $229.5 million from 2014 and averaged $138.4 million in 2015. On March 31, 2015 and 2014, loans HFS were $134.0 million and $361.4 million, respectively. The lower balances of both average and period-end loans HFS reflect the third quarter 2014 sales of loans with approximately $315 million in unpaid principal balance.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $3.6 billion in 2015, an $899.7 million increase from $2.7 billion in 2014. The increase was largely driven by a $479.3 million increase in interest-bearing cash. The increase in interest-bearing cash was primarily driven by an inflow of deposits and by the proceeds from the issuance of $400 million of senior notes in fourth quarter 2014. Additionally, a $262.8 million and $155.5 million increase in trading securities and securities purchased under agreements to resell (“asset repos”), respectively, also contributed to the increase in other earning assets year over year. Capital markets’ trading inventory fluctuates daily based on customer demand. Asset repos are used in capital markets fixed income trading activity and generally correlate with the level of capital markets trading liabilities (short-positions) as securities collateral from repo transactions is used to fulfill trades. All other earning assets were $2.8 billion on March 31, 2015 and $2.5 billion on March 31, 2014. On a period-end basis increases in trading securities and asset repos offset a decline in interest bearing cash which was largely used to fund loans to mortgage companies.

Non-earning assets

Non-earning assets averaged $2.2 billion in first quarter 2015, a 4 percent decline from $2.3 billion in first quarter 2014. Period-end balances were $2.3 billion and $2.4 billion on March 31, 2015 and 2014, respectively. The decline in average non-earning assets is primarily due to declines in servicing advances due to the sales of substantially all remaining legacy mortgage servicing in fourth quarter 2013 and first quarter 2014, as well as declines in derivative assets and real estate acquired by foreclosure.

Core Deposits

Average core deposits were $17.8 billion during first quarter 2015, up 11 percent from $16.0 billion during first quarter 2014. The increase in average core deposits was primarily driven by the addition of approximately $440 million of deposits associated with the fourth quarter 2014 branch acquisition, an increase in commercial customer deposits and public funds, a new product offering within correspondent banking, and FHN’s decision to increase Insured Network Deposits. Insured Network Deposits are an FDIC-insured deposit sweep program where financial institutions can receive unsecured deposits for the long-term (several years) and in larger-dollar increments. Period-end core deposits were $18.2 billion on March 31, 2015, up 13 percent from $16.1 billion on March 31, 2014. The new product offering within correspondent banking previously mentioned resulted in a shift in funding from federal funds purchased (“FFP”) and had a greater impact on period-end balances due to timing.

Short-Term Funds

Average short-term funds (certificates of deposit greater than $100,000, FFP, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) decreased 3 percent, or $82.8 million, to $2.9 billion in first quarter 2015. The decrease was primarily driven by declines in jumbo certificates of deposit and FFP, partially offset by higher levels of trading liabilities. Average FFP, which currently is composed primarily of funds from correspondent banks, was $1.1 billion in first quarter 2015 compared to $1.2 billion in first quarter 2014. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers, and in first quarter 2015 was also affected by a new product offering that resulted in a shift of funds from FFP to deposits. Capital markets’ trading liabilities fluctuate based on expectations of customer demand. On average, short-term purchased funds accounted for 13 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in first quarter 2015 compared to 14 percent in first quarter 2014. Period-end short-term funds decreased $555.1 million from $3.0 billion on March 31, 2014 to $2.4 billion on March 31, 2015. The decrease in period-end balances was largely driven by a reduction of FFP which resulted from the shift in funding previously mentioned.

Term Borrowings

Term borrowings include senior and subordinated borrowings and advances with original maturities greater than one year. Term borrowings averaged $1.6 billion in first quarter 2015 compared to $1.7 billion in first quarter 2014. The decrease in average term borrowings primarily relates to $304 million of subordinated notes that matured during first quarter 2015 and a decline in restricted/secured borrowings due to the collapse/deconsolidation of three previously consolidated on-balance sheet consumer loan securitizations in first quarter 2014. These declines were partially offset by the issuance of $400 million of senior notes in fourth quarter 2014. Term borrowings were $1.6 billion on March 31, 2015 compared to $1.5 billion on March 31, 2014. The increase in period-end balances was due to the issuance of the senior notes in fourth quarter 2014, offset by the subordinated notes that matured in first quarter 2015.

Other Liabilities

Average other liabilities increased $16.2 million from first quarter 2014 to $771.6 million in first quarter 2015. The increase was driven by an increase in net pension funding status driven by a change in the discount rate and a new mortality table at the most recent measurement date, partially offset by declines in the repurchase and foreclosure reserve and derivative liabilities. The decline in the repurchase and foreclosure reserve was driven by payments related to the settlement with the Federal Home Loan Mortgage Corporation (“FHLMC”, “Freddie Mac”, or “Freddie”) and net losses charged against the liability since first quarter 2014. Period-end other liabilities increased $214.5 million to $1.0 billion on March 31, 2015 from a year earlier. Period-end balances were affected by the same drivers as the average balances; however, the decline in derivatives had much less of an impact on a period-end basis. Additionally, the litigation accrual recognized in first quarter 2015 related to the AIP reached with DOJ/HUD to settle potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans also increased other accrued liabilities in first quarter 2015 on a period-end basis.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.6 billion in first quarter 2015 compared to $2.5 billion in first quarter 2014. The increase in average equity was primarily driven by the impact of net income recognized during 2014 on retained earnings and an increase in unrealized gains associated with the AFS securities portfolio within accumulated other comprehensive income. These increases were somewhat offset by an increase in the effects of net pension funding status within other comprehensive income largely due to a decline in the discount rate as of the most recent measurement date as well as decreases in capital surplus and common stock because of shares that were purchased under the 2014 share repurchase program mentioned below. Period-end equity was $2.5 billion in first quarters 2015 and 2014.

In January 2014, FHN’s board of directors approved a share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. The current program authorizes total purchases of up to $100 million and expires on January 31, 2016. During first quarter 2015, FHN repurchased $15.8 million of common shares under this program. Total purchases under this program through March 31, 2015 were $54.3 million.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 6—Regulatory Capital and Ratios

(Dollars in thousands)	March 31, 2015	March 31, 2014	December 31, 2014
Shareholders’ equity (a)	$2,203,826	$2,248,706	$2,295,537
FHN Non-cumulative perpetual preferred	(95,624)	(95,624)	(95,624)

Common equity	$2,108,202	$2,153,082	$2,199,913
Regulatory adjustments:
Goodwill and other intangibles	(122,993)	(131,376)	(141,831)
Net unrealized (gains)/losses on securities	(36,705)	1,748	(18,651)
Minimum pension liability	205,744	138,357	206,827
Disallowed servicing assets	—	(375)	(225)
Disallowed deferred tax assets	(20,694)	(85,281)	(22,862)

Common equity tier 1 (b)	$2,133,554
FHN Non-cumulative perpetual preferred	95,624	95,624	95,624
Qualifying noncontrolling interest - FTBNA preferred stock (c)	254,264	294,816	294,816
Qualifying trust preferred (d)	50,000	200,000	200,000
Other deductions from tier 1 (e)	(81,200)	(109)	(108)

Tier 1 capital	$2,452,242	$2,666,486	$2,813,503
Tier 2 capital (d)	460,353	381,619	334,833

Total regulatory capital	$2,912,595	$3,048,105	$3,148,336

	March 31, 2015		March 31, 2014		December 31, 2014
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Common Equity Tier 1 (b)
First Horizon National Corporation	10.31%	$2,133,554	N/A	N/A	N/A	N/A
First Tennessee Bank National Association (f)	11.82	2,365,958	N/A	N/A	N/A	N/A
Tier 1
First Horizon National Corporation	11.85	2,452,242	14.26%	$2,666,486	14.46%	$2,813,503
First Tennessee Bank National Association (f)	12.95	2,593,144	16.59	3,074,113	16.12	3,107,407
Total
First Horizon National Corporation	14.08	2,912,595	16.30	3,048,105	16.18	3,148,336
First Tennessee Bank National Association (f)	14.50	2,903,251	18.63	3,453,760	17.86	3,441,315
Tier 1 Common (g)
First Horizon National Corporation	N/A	N/A	11.10	2,076,046	11.43	2,223,063

(a)	Shareholders’ equity balances as originally reported.
(b)	Common equity tier 1 is a measure of a company’s capital position under U.S Basel III capital rules and was first applicable to FHN in 2015.
(c)	Beginning in 2015, a portion of the FTBNA preferred stock (noncontrolling interest) are disallowed from Tier 1 capital at the consolidated level based on the relative percentage it represents of FTBNA’s excess capital as defined by the Basel III regulations. At March 31, 2015, $40.5 million of the FTBNA’s preferred stock did not qualify as Tier 1 capital for FHNC.
(d)	Under Basel III, FHN’s trust preferred securities began phasing out of Tier 1 capital in 2015. At March 31, 2015, $50 million of FHN’s outstanding trust preferred securities qualified as Tier 1 capital and the remaining $150 million qualified as Tier 2 capital. In 2014, all $200 million of FHN’s trust preferred securities qualified as Tier 1 capital.
(e)	Beginning in 2015, includes additional disallowances under Basel III not present in 2014, including additional DTA disallowances as well as disallowances for investments in the capital of other financial institutions, including our TRUPS loans, which exceed 10 percent of Common equity tier 1.
(f)	March 31, 2015 ratios and amounts for FTBNA are reported excluding financial subsidiaries, while for the 2014 periods they are reported on a consolidated basis. Excluding financial subsidiaries, FTBNA’s Tier 1 and Total capital ratios were 15.77 percent and 16.59 percent, respectively, at December 31, 2014 and 16.14 percent and 17.22 percent, respectively, at March 31, 2014.
(g)	Tier 1 Common is a non-GAAP measure of a company’s capital position associated with U.S. capital rules applicable to FHN prior to 2015. Refer to the Non-GAAP to GAAP Reconciliation – Table 20.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. In first quarter 2015, for an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of March 31, 2015, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. The new Basel III risk-based capital regulations became effective January 1, 2015 for FHN and FTBNA. Capital ratios decreased in 2015 relative to 2014 due to the implementation of the Basel III regulations, the impact of net income/(loss) dividends and share repurchases on retained earnings and increases in risk-weighted assets from growth in earning assets. Through 2015, capital ratios are expected to remain significantly above well-capitalized standards.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during first quarter 2015:

Table 7—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

			Total number of	Maximum number
	Total number		shares purchased	of shares that may
	of shares	Average price	as part of publicly	yet be purchased
(Volume in thousands, except per share data)	purchased	paid per share	announced programs	under the programs
2015
January 1 to January 31	26	$13.23	26	31,310
February 1 to February 28	12	$14.09	12	31,298
March 1 to March 31	32	$14.39	32	31,266

Total	70	$13.90	70

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This action consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On March 31, 2015, the maximum number of shares that may be purchased under the program was 31.3 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2015.

Other Repurchase Authority:

			Total number of	Maximum approximate
	Total number		shares purchased	dollar value that may
	of shares	Average price	as part of publicly	yet be purchased
(Dollar values and volume in thousands, except per share data)	purchased	paid per share (a)	announced programs	under the programs
2015
January 1 to January 31	62	$13.28	62	$60,673
February 1 to February 28	561	$13.83	561	$52,908
March 1 to March 31	499	$14.43	499	$45,707

Total	1,122	$14.07	1,122

(a)	Represents total costs including commissions paid.

Other Programs:

•	On January 22, 2014, FHN announced a $100 million share purchase authority that expires on January 31, 2016. As of March 31, 2015, $54.3 million in purchases had been made under this authority at an average price per share of $12.81, $12.79 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY—TREND ANALYSIS OF FIRST QUARTER 2015 COMPARED TO FIRST QUARTER 2014

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Retail loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (32 percent of total loans), the majority of which is in the consumer real estate portfolio (29 percent of total loans). Industry concentrations are discussed under the heading C&I below. Key asset quality metrics for each of these portfolios can be found in Table 10 – Asset Quality by Portfolio.

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s 2014 Annual Report on Form 10-K in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 32. There were no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s product offerings in first quarter 2015.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $9.6 billion on March 31, 2015, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.

The following table provides the composition of the C&I portfolio by industry as of March 31, 2015 and 2014. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 8—C&I Loan Portfolio by Industry

	March 31, 2015		March 31, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,010,337	21%	$1,637,948	21%
Loans to mortgage companies	1,641,672	17	709,552	9
Wholesale trade	793,818	8	662,458	9
Healthcare	773,068	8	803,175	10
Manufacturing	700,593	7	689,583	9
Public Administration	568,470	6	384,811	5
Real estate rental & leasing (a)	525,249	6	506,510	7
Retail trade	496,820	5	459,836	6
Other (transportation, education, arts, entertainment, etc) (b)	2,128,328	22	1,899,122	24

Total C&I loan portfolio	$9,638,355	100%	$7,752,995	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent for 2015 and 2014.

As of March 31, 2015, finance and insurance, the largest component, represents 21 percent of the C&I portfolio. The balances of loans to mortgage companies were 17 percent of the C&I portfolio as of March 31, 2015, as compared to 9 percent of the C&I portfolio in 2014, and include balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Thirty-eight percent of FHN’s C&I portfolio (Finance and Insurance plus Loans to Mortgage Companies) could be affected by items that uniquely impact the financial services industry. Except as discussed under “Finance and Insurance”, on March 31, 2015, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component of the C&I portfolio includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. The TRUPS portfolio has been stressed over the last few years but has seen the stronger borrowers stabilize as there have been upgrades within the TRUPS and bank stock portfolio and also favorable resolutions. Finance and Insurance also includes approximately $937 million of asset-based lending to consumer financing companies which have accounted for the growth in the finance and insurance component in 2015.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s capital markets business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2015 and March 31, 2014, two TRUPS relationships were on interest deferral.

As of March 31, 2015, the unpaid principal balance (“UPB”) of trust preferred loans totaled $364.4 million ($208.1 million of bank TRUPS and $156.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $70.3 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPS of $26.2 million, total reserves (ALLL plus the LOCOM) for TRUPS and other bank-related loans were $30.7 million or 7 percent of outstanding UPB.

C&I Asset Quality Trends

During 2015, performance of the C&I portfolio continued to improve, with a positive shift in the risk rating assignments and lower loss rates. Due to aggregate portfolio improvement, the ALLL declined by $5.1 million to $67.7 million as of March 31, 2015. The allowance as a percentage of period-end loans declined to .70 percent in 2015 from .94 percent in 2014. The decline in the ALLL to period-end loans ratio was related to a lower ALLL because of aggregate improvement from a year ago and a 24 percent net increase in the C&I portfolio driven by organic growth in loans to mortgage companies. Net charge-offs were at historically low levels in both 2015 and 2014, with net charge-offs of $1.6 million in first quarter 2015 compared to net charge-offs of $4.2 million in first quarter 2014. In 2014, net charge-offs included $3.1 million of losses associated with the disposition of three TRUPS (two relationships) that were on interest deferral. Allowance to net charge-offs increased to 10.41 times from 4.26 times net charge-offs in first quarter 2014. Net charge-offs as a percentage of average loans decreased to .07 percent in first quarter 2015 from .22 percent in 2014. Nonperforming C&I loans decreased $18.6 million to $33.8 million on March 31, 2015 with $18.4 million of the decrease attributable to the regional bank. The nonperforming loan (“NPL”) ratio decreased 33 basis points to .35 percent as of March 31, 2015.

Commercial Real Estate

The CRE portfolio was $1.3 billion on March 31, 2015. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between the income-producing CRE class which contains loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (31 percent), retail (25 percent), office (14 percent), industrial (11 percent), hospitality (9 percent), land/land development (4 percent), and other (6 percent). Nearly all of the income CRE class was originated through and continues to be managed by the regional bank. The income CRE class continued showing improvement as property stabilization and strong sponsors have positively affected performance. FHN does not capitalize interest or fund interest on distressed properties.

The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes. Active residential CRE lending within the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the down cycle.

CRE Asset Quality Trends

The CRE portfolio continued to show improvement in first quarter 2015. Total CRE loans increased $168.5 million or 15 percent from first quarter 2014 to first quarter 2015. The allowance increased $2.1 million from 2014 to $17.7 million in first quarter 2015. Allowance as a percentage of loans was relatively flat at 1.34 percent in 2015 compared to 1.35 percent in 2014. Net charge-offs were not material in either period. Nonperforming loans within the CRE portfolio improved to 1.01 percent in 2015 from 1.30 percent in 2014. The decline in nonperforming loans is primarily attributable to the non-strategic segment of the portfolio. Delinquencies as a percentage of period-end loans improved 128 basis points to .33 percent as of March 31, 2015.

RETAIL LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $4.9 billion on March 31, 2015, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated per amendments to ASC 810). The largest geographical concentrations of balances as of March 31, 2015, are in Tennessee (60 percent) and California (8 percent) with no other state representing more than 3 percent of the portfolio. At March 31, 2015, approximately 57 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 745 and refreshed FICO scores averaged 739 as of March 31, 2015, as compared to 743 and 736, respectively, as of March 31, 2014. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

HELOCs comprise $2.4 billion of the consumer real estate portfolio. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of March 31, 2015, approximately 72 percent of FHN’s HELOCs are in the draw period, compared to 75 percent as of March 31, 2014. Based on when draw periods are scheduled to end per the line agreement, it is expected that $1.2 billion, or 68 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are being contacted proactively early in the process. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 9—HELOC Draw To Repayment Schedule

	March 31, 2015		March 31, 2014
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$370,776	22%	$314,153	15%
13-24	261,035	15	402,735	19
25-36	297,851	18	289,037	14
37-48	140,544	8	337,454	16
49-60	85,257	5	161,399	8
>60	553,395	32	593,459	28

Total	$1,708,858	100%	$2,098,237	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in first quarter 2015 when compared with 2014. The ALLL decreased $14.2 million to $109.2 million in 2015, all of which was driven by the non-strategic segment. The allowance as a percentage of loans was 2.22 percent of loans as of March 31, 2015 compared to 2.35 percent as of March 31, 2014. The balance of nonperforming loans was $119.4 million and $132.0 million as of March 31, 2015 and 2014, respectively, and was largely related to both improvement and runoff in the non-strategic portfolio. Loans delinquent 30 or more days and still accruing declined $4.8 million to $48.3 million in 2015. The net charge-offs ratio decreased 25 basis points to .31 percent of average loans in 2015. The decline in net charge-offs was related to improved borrower performance as well as stronger underlying collateral values and enhanced recovery efforts.

Permanent Mortgage

The permanent mortgage portfolio was $.5 billion on March 31, 2015. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. Approximately 25 percent of loan balances are in California, but the remainder of the portfolio is somewhat geographically diverse. Natural run-off contributed to a majority of the net $110.5 million decrease in portfolio balances from 2014.

The ALLL decreased $2.3 million to $20.2 million as of March 31, 2015. TDR reserves comprise 88 percent of the ALLL for the permanent mortgage portfolio. Accruing delinquencies as a percentage of total loans increased from 1.44 percent in 2014 to 2.76 percent in 2015. The increase in the accruing delinquency percentage is driven by an 18 percent decrease in the period end balances from 2014 and several larger balance loans in the non-strategic segment moving to thirty or more days past due in first quarter 2015. NPLs decreased by $7.3 million to $32.9 million in 2015 from 2014, although NPLs as a percentage of loans remained relatively flat. Net charge-offs decreased $1.1 million to $.6 million during first quarter 2015.

Credit Card and Other

The credit card and other portfolios were $.3 billion as of March 31, 2015, and primarily include credit card receivables, other consumer-related credits, and automobile loans. The allowance increased to $13.6 million as of March 31, 2015 from $13.1 million in 2014. In first quarter 2015, FHN charged-off $3.0 million of credit card and other consumer loans which is relatively unchanged from first quarter 2014. Loans 30 days or more delinquent decreased from 1.30 percent in 2014 to 1.20 percent in 2015.

The following table provides additional asset quality data by loan portfolio:

Table 10—Asset Quality by Portfolio

	March 31
	2015	2014
Key Portfolio Details
C&I
Period-end loans ($ millions)	$9,638	$7,753
30+ Delinq. % (a)	0.07%	0.27%
NPL %	0.35	0.68
Charge-offs % (qtr. annualized)	0.07	0.22
Allowance / loans %	0.70%	0.94%
Allowance / charge-offs	10.41x	4.26x
Commercial Real Estate
Period-end loans ($ millions)	$1,321	$1,152
30+ Delinq. % (a)	0.33%	1.61%
NPL %	1.01	1.30
Charge-offs % (qtr. annualized)	0.03	0.12
Allowance / loans %	1.34%	1.35%
Allowance / charge-offs	45.37x	11.00x
Consumer Real Estate
Period-end loans ($ millions) (b)	$4,923	$5,258
30+ Delinq. % (a)	0.98%	1.01%
NPL %	2.43	2.51
Charge-offs % (qtr. annualized)	0.31	0.56
Allowance / loans %	2.22%	2.35%
Allowance / charge-offs	7.06x	4.17x
Permanent Mortgage
Period-end loans ($ millions)	$512	$622
30+ Delinq. % (a)	2.76%	1.44%
NPL %	6.43	6.46
Charge-offs % (qtr. annualized)	0.44	1.04
Allowance / loans %	3.94%	3.62%
Allowance / charge-offs	8.79x	3.39x
Credit Card and Other
Period-end loans ($ millions)	$338	$334
30+ Delinq. % (a)	1.20%	1.30%
NPL %	0.22	0.42
Charge-offs % (qtr. annualized)	3.51	3.71
Allowance / loans %	4.01%	3.91%
Allowance / charge-offs	1.10x	1.05x

Certain previously reported amounts have been reclassified to agree with current presentation.

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	Balances as of March 31, 2015 and 2014 include $71.6 million and $86.7 million of restricted loans, respectively. See Note 13—Variable Interest Entities for additional information.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 8 percent to $228.3 million on March 31, 2015, from $247.2 million on March 31, 2014. Continued aggregate improvement in borrowers’ financial conditions in 2015, improvement in economic conditions, run-off on the non-strategic portfolios, and proactive management of problem credits contributed to the decline in the ALLL from a year ago. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.36 percent on March 31, 2015, from 1.64 percent on March 31, 2014.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 50 percent to $5.0 million in first quarter 2015 from $10.0 million in first quarter 2014.

FHN expects asset quality trends to remain relatively stable in 2015. That expectation depends upon a continued economic recovery, among other things, which may or may not occur. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible. The CRE portfolio should be relatively stable as FHN has observed property values stabilizing. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends, and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs were $9.1 million in 2015 compared to $16.6 million in 2014. The ALLL was 6.17 times net charge-offs for 2015 compared with 3.68 times net charge-offs for 2014 and the net charge-offs to average loans ratio decreased from .45 percent in 2014 to .23 percent in 2015 due to a 45 percent decline in net charge-offs.

Commercial net charge-offs were $1.7 million in first quarter 2015 compared to $4.6 million in first quarter 2014 as commercial net charge-offs remain at historically low levels. Almost all of the decrease in commercial net charge-offs is attributable to the non-strategic C&I portfolio because $3.1 million of charge-offs were recognized in 2014 due to the sale of three TRUP loans.

Consolidated net charge-offs in the retail portfolios declined 38 percent or $4.6 million from first quarter 2014 to first quarter 2015. Net charge-offs of consumer real estate loans declined $3.5 million to $3.8 million in 2015, with the majority of the decline attributable to the non-strategic segment’s consumer real estate portfolio. The decline was due in part to improvement in the portfolio, stabilizing collateral values, and enhanced recovery efforts. Permanent mortgage net charge-offs declined $1.1 million from a year ago.

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

Total nonperforming assets (including NPLs HFS) decreased to $236.8 million on March 31, 2015, from $345.5 million on March 31, 2014. Nonperforming assets (excluding NPLs HFS) decreased to $229.9 million on March 31, 2015, from $283.9 million on March 31, 2014. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to 1.37 percent in 2015 from 1.87 percent in 2014 due to a 19 percent decline in portfolio nonperforming assets in 2015. Portfolio nonperforming loans declined $40.7 million to $200.2 million on March 31, 2015, largely driven by improvement in the C&I and consumer real estate portfolios.

Nonperforming C&I loans decreased to $33.8 million in 2015 from $52.4 million in 2014, with the majority of the decline residing in the regional bank C&I portfolio. Commercial real estate NPLs decreased $1.6 million to $13.3 million in 2015. Consumer nonperforming loans decreased to $153.1 million from $173.6 million in 2014, mainly due to the decline in the consumer real estate portfolio. Nonperforming loans classified as HFS decreased $54.7 million to $6.9 million on March 31, 2015 primarily due to the sale of mortgage loans HFS in 2014. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.

The ratio of ALLL to NPLs in the loan portfolio increased to 1.14 times in 2015 compared to 1.03 times in 2014, driven by lower nonperforming loans. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded. Additionally, a majority of FHN’s loans in held-for-sale are accounted for under the fair value option. As a result, losses related to nonperforming HFS loans have been recognized by FHN directly through the income statement.

The following table provides consolidated asset quality information for the three months ended March 31, 2015 and 2014:

Table 11—Asset Quality Information

	Three Months Ended
	March 31
(Dollars in thousands)	2015	2014
Allowance for loan losses:
Beginning balance on January 1	$232,448	$253,809
Provision for loan losses	5,000	10,000
Charge-offs	(17,999)	(24,692)
Recoveries	8,879	8,129

Ending balance on March 31	$228,328	$247,246

Reserve for remaining unfunded commitments	4,135	2,882
Total allowance for loan losses and reserve for unfunded commitments	$232,463	$250,128

	As of March 31
Nonperforming Assets by Segment	2015	2014
Regional Banking:
Nonperforming loans (a)	$63,620	$83,275
Foreclosed real estate (b)	19,704	27,705

Total Regional Banking	83,324	110,980

Non-Strategic:
Nonperforming loans (a)	133,804	153,972
Nonperforming loans held-for-sale after fair value adjustment(c)	6,888	61,631
Foreclosed real estate (b)	9,977	15,265

Total Non-Strategic	150,669	230,868

Corporate:
Nonperforming loans (a)	2,805	3,672

Total Corporate	2,805	3,672

Total nonperforming assets (a)	$236,798	$345,520

Loans and commitments:
Total period-end loans, net of unearned income	$16,732,123	$15,119,461
Less: Insured retail residential and construction loans (d)	(3,320)	(12,135)

Loans excluding insured loans	$16,728,803	$15,107,326
Foreclosed real estate from government insured mortgages (foreclosures occuring prior to January 1, 2015)	10,096	23,065
Potential problem assets (e)	259,490	303,249
Loans 30 to 89 days past due	50,037	79,406
Loans 30 to 89 days past due—guaranteed portion (f)	48	173
Loans 90 days past due (g)	27,943	26,595
Loans 90 days past due—guaranteed portion (f) (g)	151	78
Loans held-for-sale 30 to 89 days past due (c)	6,610	10,458
Loans held-for-sale 30 to 89 days past due—guaranteed portion (c) (f)	6,121	7,414
Loans held-for-sale 90 days past due (c) (g)	18,947	37,152
Loans held-for-sale 90 days past due—guaranteed portion (c) (f) (g)	18,401	34,985
Remaining unfunded commitments	7,073,470	7,543,821
Average loans, net of unearned	$16,122,554	$15,059,025
Allowance and net charge-off ratios
Allowance to total loans	1.36%	1.64%
Allowance to nonperforming loans in the loan portfolio	1.14x	1.03x
Allowance to loans excluding insured loans	1.36%	1.64%
Allowance to annualized net charge-offs	6.17x	3.68x
Nonperforming assets to loans and foreclosed real estate (h)	1.37%	1.87%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.20%	1.59%
Total annualized net charge-offs to average loans (i)	0.23%	0.45%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes loans that are 90 or more days past due and still accruing interest.
(b)	Excludes foreclosed real estate from government-insured mortgages.
(c)	The decline is due to the third quarter 2014 sale of mortgage loans.
(d)	Whole-loan insurance has been obtained on certain retail residential and construction loans.
(e)	Includes past due loans.
(f)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(g)	Amounts are not included in nonperforming/nonaccrual loans.
(h)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(i)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Table 12—Nonperforming Loans

	March 31
(Dollars in thousands)	2015	2014
Held-to-maturity:
Gross nonperforming loans	$265,111	$319,583
Less: Partial charge-offs	(64,268)	(78,229)
Less: LOCOM	(614)	(435)

Net nonperforming loans	$200,229	$240,919

Held-for-sale:
Gross nonperforming loans	$12,846	$135,094
Less: Fair value mark	(5,897)	(71,758)
Less: LOCOM	(61)	(1,705)

Net nonperforming loans	$6,888	$61,631

Total net nonperforming loans including held-for-sale	$207,117	$302,550

Table 13 provides an activity rollforward of foreclosed real estate balances for March 31, 2015 and 2014. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $29.7 million as of March 31, 2015, from $43.0 million as of March 31, 2014 as FHN has continued efforts to avoid foreclosures by restructuring loans and working with borrowers while also executing sales of existing foreclosed assets. Additionally property values have stabilized which also affect the balance of foreclosed real estate. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 13—Rollforward of Foreclosed Real Estate

	Three Months Ended
	March 31
(Dollars in thousands)	2015	2014
Beginning balance (a)	$30,430	$45,753
Valuation adjustments	(376)	(858)
New foreclosed property	3,462	6,902
Acquired foreclosed property	—	—
Capitalized expenses	—	—
Disposals:
Single transactions	(3,835)	(8,633)
Bulk sales	—	(194)

Ending balance, March 31 (a)	$29,681	$42,970

(a)	Excludes foreclosed real estate related to government insured mortgages.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing increased to $27.9 million on March 31, 2015, from $26.6 million on March 31, 2014. The increase was driven primarily by CRE and permanent mortgage. Loans 30 to 89 days past due decreased $29.4 million to $50.0 million on March 31, 2015. The decline in loans past due 30-89 days is largely attributable to the CRE, C&I, and consumer real estate portfolios because of aggregate improved performance and loss mitigation activities.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $259.5 million on March 31, 2015, $267.8 million on December 31, 2014, and $303.2 million on March 31, 2014. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

On March 31, 2015 and 2014, FHN had $317.8 million and $353.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $62.1 million and $65.8 million, or 20 percent and 19 percent of TDR balances, as of March 31, 2015 and 2014, respectively. Additionally, FHN had $78.0 million and $137.0 million of HFS loans classified as TDRs as of March 31, 2015 and 2014, respectively. Total held-to-maturity TDRs decreased by $35.7 million with 63 percent and 31 percent of the reduction attributable to reductions in commercial TDRs and permanent mortgage TDRs, respectively. The HFS TDRs decreased by $58.9 million from a year ago mainly due to the sale of mortgage loans HFS in third quarter 2014.

The following table provides a summary of TDRs for the periods ended March 31, 2015 and 2014:

Table 14—Troubled Debt Restructurings

	As of March 31, 2015		As of March 31, 2014
(Dollars in thousands)	Number	Amount	Number	Amount
Held-to-maturity:
Permanent mortgage:
Current	162	$83,079	176	$93,558
Delinquent	15	5,738	7	3,416
Non-accrual (a)	93	22,021	95	24,869

Total permanent mortgage	270	110,838	278	121,843

Consumer real estate:
Current	986	105,121	1,038	111,701
Delinquent	57	5,500	40	3,936
Non-accrual (b)	1,234	60,990	1,387	57,939

Total consumer real estate	2,277	171,611	2,465	173,576

Credit card and other:
Current	167	435	232	697
Delinquent	12	49	16	75
Non-accrual	—	—	—	—

Total credit card and other	179	484	248	772

Commercial loans:
Current	23	22,740	24	23,156
Delinquent	—	—	2	546
Non-accrual	27	12,082	42	33,523

Total commercial loans	50	34,822	68	57,225

Total held-to-maturity	2,776	317,755	3,059	353,416

Held-for-sale: (c)
Current	380	55,373	531	83,081
Delinquent	127	18,867	187	29,483
Non-accrual	29	3,782	191	24,400

Total held-for-sale	536	78,022	909	136,964

Total troubled debt restructurings	3,312	$395,777	3,968	$490,380

Certain previously reported amounts have been reclassified to agree with current presentation

(a)	Balances as of March 31, 2015 and 2014 include $7.2 million and $7.9 million, respectively, of discharged bankruptcies.
(b)	Balances as of March 31, 2015 and 2014 include $17.1 million and $26.6 million, respectively, of discharged bankruptcies.
(c)	Loans HFS are reported net of negative fair value adjustments.

RISK MANAGEMENT

Except as discussed below, there have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 42 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014, which section is incorporated into this report by this reference.

MARKET RISK MANAGEMENT

There have been no significant changes to FHN’s market risk management practices as described under “Market Risk Management” beginning on page 43 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014, which section is incorporated into this report by this reference.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 15—VaR and SVaR Measures

	Three Months Ended			As of
	March 31, 2015			March 31, 2015
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$635	$1,048	$388	$683
SVaR	3,682	5,356	2,760	4,266
10-day
VaR	1,709	3,308	806	1,999
SVaR	9,690	14,454	5,412	8,925

	Three Months Ended			As of
	March 31, 2014			March 31, 2014
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,388	$2,072	$984	$1,311
SVaR	2,984	5,108	1,928	2,242
10-day
VaR	4,591	6,092	3,052	4,795
SVaR	9,087	14,498	6,259	8,448

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 16—Schedule of Risks Included in VaR

	As of March 31, 2015		As of March 31, 2014
(Dollars in Thousands)	1-day	10-day	1-day	10-day
Interest rate risk	$1,181	$3,815	$1,367	$3,594
Credit spread risk	422	833	613	1,410

CAPITAL MANAGEMENT AND ADEQUACY

There have been no significant changes to FHN’s capital management practices as described under “Capital Management and Adequacy” on page 45 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014, which section is incorporated into this report by this reference.

OPERATIONAL RISK MANAGEMENT

There have been no significant changes to FHN’s operational risk management practices as described under “Operational Risk Management” on page 45 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014, which section is incorporated into this report by this reference.

COMPLIANCE RISK MANAGEMENT

There have been no significant changes to FHN’s compliance risk management practices as described under “Compliance Risk Management” on page 45 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014, which section is incorporated into this report by this reference.

CREDIT RISK MANAGEMENT

There have been no significant changes to FHN’s credit risk management practices as described under “Credit Risk Management” beginning on page 45 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014, which section is incorporated into this report by this reference.

INTEREST RATE RISK MANAGEMENT

Except as disclosed below, there have been no significant changes to FHN’s interest rate risk management practices as described under “Interest Rate Risk Management” beginning on page 46 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014, which section is incorporated into this report by this reference.

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

The simulation models used to analyze net interest income create various at-risk scenarios looking at assumed increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At March 31, 2015, the interest rate environment remained at a low level. Under these market conditions, traditional scenarios estimating the impact of declining rates are not meaningful. Accordingly, declining rate shock scenarios (including minus 25 basis points and minus 200 basis points) were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve assuming a static balance sheet. Based on the rate sensitivity position on March 31, 2015, net interest income exposure over the next 12 months to a rate shock of plus 200 basis points is estimated to be a favorable variance of 12.2 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of 1.7 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

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

ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. As a general rule, FHN strives to maintain excess liquidity equivalent to 15 percent or more of total assets, excluding access to the Federal Reserve’s discount window.

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 90 percent in 2015 compared to 92 percent in 2014.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in December 2015. In 2014, FTBNA issued $400 million of fixed rate senior notes due in December 2019. As of March 31, 2015, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, a portion of which was eligible for inclusion in Tier 1 Capital. Tier 1 Capital treatment for these securities began phasing out in 2015 and will be entirely phased out in 2016. FHN also maintains $60.9 million of borrowings which are secured by residential real estate loans in a consolidated securitization trust.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of March 31, 2015, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $52.2 million and negative $92.6 million as of March 31, 2015 and 2014, respectively. Consequently, FTBNA could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in the amount of $180 million in 2014. FTBNA applied for and received approval from the OCC to declare and pay preferred dividends in each quarter of 2014. Additionally, in first quarter 2015 FTBNA declared and paid preferred dividends.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.06 per common share on April 1, 2015, and in April 2015 the Board approved a $.06 per common share cash dividend payable on July 1, 2015, to shareholders of record on June 12, 2015. FHN paid a cash dividend of $1,550.00 per preferred share on April 10, 2015, and in April 2015 the Board approved a $1,550.00 per preferred share cash dividend payable on July 10, 2015, to shareholders of record on June 25, 2015.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2015 and 2014. The level of cash and cash equivalents increased $86.0 million during first quarter 2015 compared to an increase of $224.2 million in first quarter 2014. During the three months ended March 31, 2015, cash provided by investing activities more than offset cash used by operating and financing activities, and in the three months ending March 31, 2014, cash provided by operating and investing activities outpaced cash used by financing activities.

Net cash used by operating activities was $141.6 million in first quarter 2015 compared to net cash provided of $342.5 million in first quarter 2014. Cash outflows in 2015 were attributable to net capital markets trading activities of $194.9 million and $45.0 million related to operating assets and liabilities. In 2014, operating cash flows were positively affected by cash-related net income items and $263.6 million of changes in cash related to operating assets and liabilities, which more than offset an $80.5 million net decrease in cash related to capital market activities.

Net cash provided by investing activities was $580.4 million in 2015, compared to $131.7 million in 2014. In first quarter 2015, interest-bearing cash decreased $1.2 billion and was partially offset by a $507.9 million increase in loans. Activity related to the available-for-sale securities portfolio resulted in an $88.4 million net decrease in cash from investing activities as securities purchased more than offset maturities. In 2014, a decline in loan balances and a decrease in interest-bearing cash favorably affected cash provided by investing activities. 2014 cash inflows were somewhat offset by a $158.2 million net decrease in cash related to the available-for-sale securities portfolio.

Net cash used by financing activities was $352.8 million in 2015 compared to $230.0 million in 2014. In 2015, cash was negatively affected by $307.8 million in payments of long-term borrowings, which includes the maturity of $304 million of subordinated notes. An increase in deposits of $569.8 million was more than offset by a decrease in short-term borrowing of $585.1 million. In 2014, cash was negatively affected by payment of long-term borrowings related to the collapse and de-consolidation of securitization trusts and a decline in deposits; however, was somewhat mitigated by cash inflows from increased short-term borrowings.

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

Since the end of 2008, FHN has experienced significantly elevated levels of claims to either repurchase loans from the purchaser or remit payment to the purchaser to “make them whole” for economic losses incurred primarily because of loan delinquencies. In such claims purchasers typically allege that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private investors from whole loans sales, a significant majority of claims received over the last few years relate to non-recourse whole loan sales to GSEs. FHN also has the potential for financial exposure from loans transferred through FH proprietary securitizations. See Note 10 – Contingencies and Other Disclosures for other actions taken by investors of FH proprietary securitizations and also for a discussion outlining differences between representations and warranties made by FHN for GSE loan sales versus FH proprietary securitizations.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for approximately 90 percent of all repurchase requests/make-whole claims received from the third quarter 2008 divestiture of certain mortgage banking operations through March 31, 2015.

In addition, for many years ending in 2007, FHN securitized mortgage loans without recourse in First Horizon branded proprietary transactions. From 2005 through 2007, FHN securitized $26.7 billion of mortgage loans under the First Horizon brand. Although initially servicing generally was retained at the time the loans were sold, substantially all remaining servicing for these loans was sold in first quarter 2014.

The following table summarizes the loan composition of the FH proprietary mortgage securitizations from 2005 through 2007:

Table 17—Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

	Original UPB
	for active FH	UPB as of
(Dollars in thousands)	securitizations (a)	March 31, 2015
Loan type:
Jumbo	$9,410,499	$1,761,693
Alt-A	17,270,431	4,094,928

Total FH proprietary securitizations	$26,680,930	$5,856,621

(a)	Original principal balances obtained from trustee statements.

At March 31, 2015, the repurchase request pipeline contained no repurchase requests related to FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At March 31, 2015, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing. Due to the sales of MSR from 2008 through 2014, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.

Active Pipeline

The amount of repurchase requests and make-whole claims is accumulated into the “active pipeline.” The active pipeline includes the amount of claims for repurchase, make-whole payments, loans as to which private mortgage insurance (“MI”) has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. MI was required for certain of the loans sold to GSEs or that were securitized. MI generally was provided on first lien loans that were sold to GSEs or securitized that had a loan-to-value (“LTV”) ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline. Additionally, FHN is responsible for covering losses for investors to the extent there is a shortfall in MI insurance coverage (MI curtailment).

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice or curtailment, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On March 31, 2015, the active pipeline was $167.8 million, with a majority of unresolved repurchase and make-whole claims relating to loans sold to GSEs.

Generally, the amount of a loan subject to a repurchase/make-whole claim, or with open MI issues, remains in the active pipeline throughout the appeals process with a claimant until parties agree on the ultimate outcome. FHN reviews each claim and MI cancellation notice individually to determine the appropriate response by FHN (e.g. appeal, provide additional information, repurchase loan or remit make-whole payment, or reflect cancellation of MI). The Federal Housing Finance Agency (“FHFA”), the conservator of the GSEs, announced directives to “harmonize” the selling and servicing agreements between the GSEs and their approved sellers and/or servicers. Starting January 1, 2013, all appeals of a GSE’s repurchase or make whole request must be submitted within 60 days of the appellant’s receipt of the request. FHFA involvement could lead to additional changes in practices for requesting and resolving repurchase claims as the GSEs continue to attempt to recover losses.

In fourth quarter 2013 and in first quarter 2014, FHN entered into definitive resolution agreements (“DRA”), discussed below in “Repurchase Accrual Methodology,” to resolve certain selling representation and warranty repurchase obligations with the GSEs. The balances for these DRAs are disclosed in the settlement column of Table 18—Rollforward of the Active Pipeline and reflect the UPB of loans settled under the DRAs. Additionally, in third quarter 2014, FHN settled certain repurchase claims with a non-GSE third party who purchased certain GSE MSRs in connection with the mortgage divestiture in 2008.

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices and other requests for the three months ended March 31, 2015 and 2014:

Table 18—Rollforward of the Active Pipeline

	January 1, 2015		Inflows		Resolutions		Settlement		Adjustments (c)		March 31, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	142	$27,831	30	$3,957	(40)	$(6,142)	—	$—	(1)	$(149)	131	$25,497
FHLMC (a)	19	3,310	7	1,540	(9)	(2,027)	—	—	—	—	17	2,823
GNMA	2	69	—	—	(1)	(123)	—	—	1	123	2	69
Non-Agency whole loan-related	171	25,827	1	155	(1)	(155)	—	—	—	—	171	25,827
MI Cancellations	28	6,004	19	2,987	(18)	(2,869)	—	—	—	(76)	29	6,046
MI Curtailments	594	101,063	52	9,717	(147)	(26,785)	—	—	4	577	503	84,572
Other requests (b)	65	10,825	98	14,816	(17)	(2,799)	—	—	(1)	88	145	22,930

Total	1,021	$174,929	207	$33,172	(233)	$(40,900)	—	$—	3	$563	998	$167,764

	January 1, 2014		Inflows		Resolutions		Settlement		Adjustments (c)		March 31, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA(a)	301	$62,003	176	$34,505	(75)	$(14,320)	(32)	$(5,327)	4	$623	374	$77,484
FHLMC(a)	237	48,866	32	6,465	(134)	(25,330)	(31)	(6,488)	2	(135)	106	23,378
GNMA	9	953	1	167	(1)	(270)	—	—	(5)	(486)	4	364
Non-Agency whole loan-related	159	21,353	18	2,673	(27)	(2,389)	—	—	5	487	155	22,124
MI Cancellations	140	28,239	139	26,284	(79)	(15,356)	—	—	5	1,441	205	40,608
MI Curtailments	52	12,517	98	15,717	(7)	(509)	—	—	17	2,230	160	29,955
Other requests (b)	152	23,221	41	5,951	(28)	(4,763)	(8)	(1,634)	(7)	(912)	150	21,863

Total	1,050	$197,152	505	$91,762	(351)	$(62,937)	(71)	$(13,449)	21	$3,248	1,154	$215,776

a)	Inflows represent amounts excluded from the DRAs.
b)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers.
c)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.

As of March 31, 2015, agencies accounted for approximately 52 percent of the repurchase/make-whole requests in the active pipeline and 80 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. MI curtailment requests are intended only to cover the shortfall in MI insurance proceeds, therefore FHN’s loss from MI curtailments as a percentage of UPB in the pipeline generally is significantly lower than that of a repurchase or make-whole claim.

For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs. Consistent with originations, a majority of claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from agencies decreased 87 percent or $35.6 million to $5.5 million in 2015 from 2014 reflecting the DRAs reached with two GSEs. Total MI cancellation notices received decreased $23.3 million to $3.0 million in 2015.

Resolutions disclosed in Table 18 – Rollforward of the Active Pipeline include both favorable and unfavorable resolutions. The UPB of actual repurchases, make-whole requests, and settlement resolutions, which was $4.3 million and $15.5 million during first quarter 2015 and 2014, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 19 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $4.1 million and $26.8 million in first quarter 2015 and 2014, respectively, represent the amount of repurchase requests and make-whole claims that FHN was able to resolve without incurring loss. Of the loans resolved in first quarter 2015 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 49 percent of the claims compared to 63 percent in 2014. Resolutions related to other, MI cancellations, MI curtailments, and information requests, which were $32.5 million and $20.6 million during first quarter 2015 and 2014, respectively, include providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a request for repurchase, or for make-whole or loss reimbursement, is submitted and such request is unfavorably resolved.

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

Repurchase Accrual Approach

The DRAs mentioned above resolved certain legacy selling representation and warranty repurchase obligations associated with loans originated from 2000 to 2008 excluding certain loans FHN no longer serviced at the time of the DRA. Under each DRA FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have obligations related to mortgage insurance rescissions, cancellations, curtailments and denials. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for mortgage insurance cancellations and denials to the extent attributable to the acts of the current servicer.

Repurchase obligations and estimates for probable incurred losses associated with loan populations not included in the DRAs, including obligations related to future mortgage insurance cancellations, loans included in bulk servicing sales prior to the DRAs, and other loan sales, are included in FHN’s remaining repurchase liability as of March 31, 2015.

In determining the loss content of GSE loans subject to repurchase requests excluded from the DRA settlements mentioned above (primarily loans included in bulk sales), FHN applied a vintage level estimate of loss to all loans sold to the GSEs that were not included in the settlements and which have not had a prior repurchase resolution. First pre-payment, default, and claim rate estimates are applied by vintage to estimate the aggregate claims expected but not yet resolved. Historical loss factors for each sale vintage and repurchase rates are then applied to estimate total loss content. Loss content related to other whole loan sales is estimated by applying the historical average repurchase and loss severity rates to the current UPB in the active pipeline to calculate estimated losses attributable to the current pipeline. FHN then uses an internal model to calculate loss content on estimated future inflows by applying historical average loss repurchase and severity rates to historical average inflows. For purposes of estimating loss content, FHN also considers MI cancellations. When assessing loss content related to loans where MI has been cancelled, FHN applies historical loss factors (including probability and loss severity ratios) to the total unresolved MI cancellations in the active pipeline, as well as applying these factors to historical average inflows to estimate loss content. Additionally, FHN identifies estimated losses related to MI curtailment requests.

Management continually monitors the repurchase pipeline, including inflows, rescission and loss severity rates, and resolutions, as well as other factors in consideration of the overall adequacy of the repurchase liability.

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform and were not material as of first quarter, 2015 and 2014.

The following table provides a rollforward of the legacy mortgage repurchase liability for the three months ended March 31, 2015 and 2014:

Table 19—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended
	March 31
(Dollars in thousands)	2015	2014
Legacy Mortgage
Beginning balance	$119,404	$165,091
Net realized losses	(3,030)	(20,031)

Balance on March 31	$116,374	$145,060

The liability for legacy mortgage repurchase and foreclosure losses was $116.4 million and $145.1 million as of March 31, 2015 and 2014, respectively. Net realized losses for the repurchase of first lien loans or make-whole payments were $3.0 million during first quarter 2015 compared with $20.0 million during first quarter 2014.

Generally, repurchased loans are included in loans HFS and recognized at fair value at the time of repurchase, which contemplates the loan’s performance status and estimated liquidation value. The UPB of loans that were repurchased during first quarter 2015 was $1.2 million compared with $7.1 million during first quarter 2014. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. After the loan repurchase is completed, classification (performing versus nonperforming) of the repurchased loans is determined based on an additional assessment of the credit characteristics of the loan in accordance with FHN’s internal credit policies and guidelines consistent with other loans FHN retains on the balance sheet, except that if a loan is delinquent when repurchased it is immediately classified as nonperforming.

Government-Backed Mortgage Lending Programs

FHN originated mortgage loans eligible for Federal Housing Administration (“FHA”) insurance or Veterans Administration (“VA’) guaranty. Those lending activities were substantially larger prior to September 2008, when FHN sold its national mortgage business. In connection with those programs FHN made certain representations and warranties as to the compliance of the loans with program requirements. FHN has potential exposure to claims by government agencies, as well as by private parties asserting claims on behalf of agencies, based on allegations of non-compliance. Such claims can involve demands for enhanced damages in excess of actual loss.

Since second quarter 2012 FHN cooperated with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) in a civil investigation regarding compliance with requirements relating to certain residential mortgage loans insured by the Federal Housing Administration (“FHA”). The investigation could have led to a demand or claim under the federal False Claims Act and the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, which allow treble and other special damages substantially in excess of actual losses. In April 2015 FHN reached an agreement in principle with DOJ and HUD to settle potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans from January 1, 2006, through December 31, 2008, which have gone to claim not later than April 2, 2015. FHN’s liability associated with legal matters at March 31, 2015 considered the effects of the agreement in principle. Final legal resolution remains subject to negotiation and execution of a formal written settlement agreement satisfactory to all parties. Additional information concerning this matter is provided in this Report in Note 10—Contingencies and Other Disclosures.

Other FHN Mortgage Exposures and Trends

FHN has received no repurchase requests from the trustee of FH proprietary securitizations, as described in Note 10 – Contingencies and Other Disclosures. However, FHN is defending several lawsuits by investors in FH proprietary securitizations.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Uncertainties remain surrounding the national economy, the housing market, Fed monetary policy, the regulatory and political environment, U.S. government spending generally, and economic and political situations outside the U.S. Those uncertainties will continue to present challenges for FHN. Although during 2014 and first quarter 2015 the national economy exhibited improvement, improvement has been uneven. Certain indicators have been mixed and economic conditions could regress. While asset quality at FHN is strong external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, despite resolving certain selling representation and warranties repurchase obligations to GSEs, a downturn in the economic environment or disruptions in the housing market could affect borrower defaults and actions by MI companies resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies within this MD&A, and Note 10 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve has implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, a transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events (such as, for example, the substantial drop in oil prices experienced in late 2014 and early 2015) as well as significant international monetary policies and events (such as, for example, the rise during 2014 in the value of the U.S. dollar relative to many other currencies). Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

Although FHN has little direct exposure to non-U.S.-dollar-denominated assets or to foreign sovereign debt, major adverse events outside the U.S. could have a substantial indirect impact on FHN. Because the U.S. economy and the businesses of many of our customers are linked significantly to global economic and market conditions, a major adverse event could negatively impact liquidity in the U.S. causing funding costs to rise, or could potentially limit availability of funding through conventional markets in a worst-case scenario. FHN also could be adversely affected by events outside of the U.S. impacting hedging or other counterparties, customers with non-U.S. businesses and/or assets denominated in foreign currencies, the U.S. economy, interest rates, inflation/deflation rates, and the regulatory environment should there be a political response to major financial disruptions, all of which could have a financial impact on FHN.

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

In October 2012 and January 2013 U.S. regulators adopted enhanced new stress test rules pursuant to the Dodd-Frank Reform Act. Under these requirements covered institutions must conduct an annual stress test to determine whether capital is likely to be adequate to absorb losses which could stem from certain adverse economic scenarios provided by the regulators and must privately report the results to their primary regulator as well as publicly disclose certain of those results. FHN’s and the Bank’s initial stress tests occurred in 2014. The public disclosure requirement will apply to our 2014 tests and will be reported in second quarter 2015.

Foreclosure Practices

Since 2009 governmental officials and agencies have scrutinized industry foreclosure practices, particularly in judicial foreclosure states, and have since expanded to include non-judicial foreclosure and loss mitigation practices including the effective coordination by servicers of foreclosure and loss mitigation activities. All of the changes to servicing practices including the additional oversight required arising out of this activity including those described below could impact FHN through increased operational and legal costs. FHN continues to review, monitor and revise, as appropriate, its foreclosure processes and coordinated loss mitigation practices with the goal of conforming them to evolving servicing requirements.

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

As discussed in more detail in Note 10 – Contingencies and Other Disclosures, the 2008 subservicer has been subject to a consent decree, and entered into a settlement agreement, with regulators related to alleged deficiencies in servicing and foreclosure practices. The 2008 subservicer has made demands of FHN to pay certain resulting costs and damages; FHN disagrees with those demands and has made no payments. This disagreement has the potential to result in litigation and, in any such future litigation; the claim against FHN may be substantial.

FHN anticipates continued compliance challenges relating to foreclosure, loss mitigation and servicing practices in connection with its efforts to comply with regulations and standards issued by the OCC and the CFPB including those relating to vendor management and changes in applicable state law relating to foreclosure and loss mitigation.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 61 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014, which section is incorporated into this report by this reference.

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

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 makes two changes to accounting for repurchase agreements. First, it requires secured borrowing accounting for repurchase-to-maturity transactions. Second, it requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 also requires additional disclosures for repurchase transactions that are recognized as secured borrowings, including disaggregation by class of collateral, the remaining contractual tenor of the arrangements and the risks inherent in the agreements. Adoption of ASU 2014-11 will only affect FHN’s disclosures as it does not execute repurchase-to-maturity or repurchase financing transactions. These disclosure revisions are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such events or conditions exist, additional disclosures are required and management should evaluate whether its plans sufficiently alleviate the substantial doubt. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and all interim and annual periods thereafter. The provisions of ASU 2014-15 are not anticipated to affect FHN.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 revises current consolidation guidance to modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities. ASU 2015-02 also eliminates the presumption that a general partner should consolidate a limited partnership, revises the consolidation analysis for reporting entities that have fee arrangements and related party relationships with variable interest entities, and provides a scope exception for entities with interests in registered money market funds. ASU 2015-02 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. FHN is evaluating the effects of ASU 2015-02 on its current consolidation assessments.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 requires application on a retrospective basis, with prior periods revised to reflect the effects of adoption. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Consistent with current requirements, FHN currently classifies debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition. ASU 2015-03 will have no effect on the recognition of interest expense.

NON-GAAP INFORMATION

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 20—Non-GAAP to GAAP Reconciliation

	December 31	March 31
(Dollars in thousands)	2014	2014
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,813,503	$2,666,486
Less: Noncontrolling interest—FTBNA preferred stock (b)	294,816	294,816
Less: Preferred stock	95,624	95,624
Less: Trust preferred (c)	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,223,063	$2,076,046

Risk Weighted Assets
(C) Risk weighted assets (a)	$19,452,656	$18,694,719

Total Assets
(D) Total assets (GAAP)	$25,668,187	$23,936,836

Ratios
(B)/(C) Tier 1 common to risk weighted assets (Non-GAAP)	11.43%	11.10%
(A)/(D) Tier 1 capital to total assets (GAAP)	10.96%	11.14%

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

(a)	Defined by and calculated in conformity with bank regulations currently applicable to FHN and FTBNA.
(b)	Represents FTBNA preferred stock included in noncontrolling interest.
(c)	Included in term borrowings on the Consolidated Condensed Statements of Condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 90 of this report and the subsections entitled “Market Risk Management” beginning on page 90 and “Interest Rate Risk Management” beginning on page 92 of this report,

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 46-50 of this report,

(c)	Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in FHN’s 2014 Annual Report to shareholders, including in particular the section entitled “Risk Management” beginning on page 42 of that Report and the subsections entitled “Market Risk Management” beginning on page 43 and “Interest Rate Risk Management” appearing on pages 46-48 of that Report, and

(d)	Note 23 to the Consolidated Financial Statements appearing on pages 160-166 of FHN’s 2014 Annual Report to shareholders,

all of which materials are incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and related Notes appearing in FHN’s 2014 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2014. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)	The table captioned “Issuer Purchases of Common Stock,” including the explanatory notes, is incorporated herein by reference to Table 7 and explanatory notes included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 81 of this report.

Items 3, 4, and 5

Not applicable

Item 6.	Exhibits

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

Exhibit No.	Description

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Form of Grant Notice for Executive Performance Stock Units [2015]

10.2*	Form of Grant Notice for Executive Stock Options [2015]

10.3*	Form of Grant Notice for Executive Restricted Stock Units [2015]

10.4*	Form of Grant Notice for Executive Retention Restricted Stock [2015]

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 23 – Derivatives to FHN’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 161-163 in FHN’s 2014 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 28, 2015 and portions of that Report, including those portions incorporated herein by reference, were filed by FHN as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2014. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-OxleyAct of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2015 and 2014, and December 31, 2014; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2015 and 2014; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2015 and 2014; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: May 7, 2015	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
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

Exhibit No.	Description

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Form of Grant Notice for Executive Performance Stock Units [2015]

10.2*	Form of Grant Notice for Executive Stock Options [2015]

10.3*	Form of Grant Notice for Executive Restricted Stock Units [2015]

10.4*	Form of Grant Notice for Executive Retention Restricted Stock [2015]

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 23—Derivatives to FHN’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 161-163 in FHN’s 2014 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 28, 2015 and portions of that Report, including those portions incorporated herein by reference, were filed by FHN as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2014. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at March 31, 2015 and 2014, and December 31, 2014; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2015 and 2014; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2015 and 2014; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase