Form 10-Q
period 2015-06-30
FIRST HORIZON NATIONAL CORP
filed 2015-08-05
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2015
Common Stock, $.625 par value	234,020,798

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands, except per share amounts)(Unaudited)	2015	2014	2014
Assets:
Cash and due from banks	$274,256	$417,108	$349,171
Federal funds sold	77,039	51,537	63,080
Securities purchased under agreements to resell (Note 15)	816,991	624,477	659,154

Total cash and cash equivalents	1,168,286	1,093,122	1,071,405

Interest-bearing cash	344,944	255,920	1,621,967
Trading securities	1,133,490	1,150,280	1,194,391
Loans held-for-sale (a)	127,196	358,945	141,285
Securities available-for-sale (Note 3)	3,648,860	3,576,542	3,556,613
Securities held-to-maturity (Note 3)	4,306	4,279	4,292
Loans, net of unearned income (Note 4) (b)	16,936,772	15,795,709	16,230,166
Less: Allowance for loan losses (Note 5)	221,351	243,628	232,448

Total net loans	16,715,421	15,552,081	15,997,718

Goodwill (Note 6)	145,932	141,943	145,932
Other intangible assets, net (Note 6)	26,922	20,025	29,518
Fixed income receivables	91,069	174,224	42,488
Premises and equipment, net	269,507	300,533	302,996
Real estate acquired by foreclosure (c)	40,268	57,552	39,922
Derivative assets (Note 14)	115,230	162,067	134,088
Other assets	1,408,336	1,370,832	1,385,572

Total assets	$25,239,767	$24,218,345	$25,668,187

Liabilities and equity:
Deposits:
Savings	$7,462,642	$6,317,197	$7,455,354
Time deposits	769,132	808,822	831,666
Other interest-bearing deposits	4,675,742	4,014,071	4,140,991
Certificates of deposit $100,000 and more	400,021	503,597	445,272

Interest-bearing	13,307,537	11,643,687	12,873,283
Noninterest-bearing	5,366,936	4,513,800	5,195,656

Total deposits	18,674,473	16,157,487	18,068,939

Federal funds purchased	556,862	947,946	1,037,052
Securities sold under agreements to repurchase (Note 15)	311,760	475,530	562,214
Trading liabilities	732,564	706,119	594,314
Other short-term borrowings	150,350	1,073,250	157,218
Term borrowings	1,557,647	1,501,209	1,880,105
Fixed income payables	54,301	95,299	18,157
Derivative liabilities (Note 14)	109,815	138,336	119,239
Other liabilities	574,090	507,894	649,359

Total liabilities	22,721,862	21,603,070	23,086,597

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on June 30, 2015, June 30, 2014 and December 31, 2014)	95,624	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 234,020,798 on June 30, 2015; 237,146,617 on June 30, 2014; and 234,219,663 on December 31, 2014)	146,263	148,217	146,387
Capital surplus	1,371,712	1,416,012	1,380,809
Undivided profits	797,123	782,102	851,585
Accumulated other comprehensive loss, net (Note 8)	(188,248)	(122,111)	(188,246)

Total First Horizon National Corporation Shareholders’ Equity	2,222,474	2,319,844	2,286,159

Noncontrolling interest	295,431	295,431	295,431

Total equity	2,517,905	2,615,275	2,581,590

Total liabilities and equity	$25,239,767	$24,218,345	$25,668,187

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	June 30, 2015 includes $20.2 million of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.
(b)	June 30, 2015 includes $28.3 million of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.
(c)	June 30, 2015 includes $18.7 million of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands except per share data, unless otherwise noted)(Unaudited)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$153,283	$142,710	$297,180	$281,367
Interest on investment securities available-for-sale	23,288	23,650	46,122	46,784
Interest on investment securities held-to-maturity	66	66	132	132
Interest on loans held-for-sale	1,350	3,209	2,841	6,424
Interest on trading securities	8,951	7,687	18,052	15,792
Interest on other earning assets	92	37	771	444

Total interest income	187,030	177,359	365,098	350,943

Interest expense:
Interest on deposits:
Savings	2,970	2,792	6,277	5,875
Time deposits	1,324	2,486	2,756	5,548
Other interest-bearing deposits	1,104	746	2,061	1,564
Certificates of deposit $100,000 and more	830	869	1,712	1,892
Interest on trading liabilities	3,770	4,087	7,684	7,658
Interest on short-term borrowings	726	1,195	1,772	2,300
Interest on term borrowings	9,666	8,416	19,330	16,979

Total interest expense	20,390	20,591	41,592	41,816

Net interest income	166,640	156,768	323,506	309,127
Provision for loan losses	2,000	5,000	7,000	15,000

Net interest income after provision for loan losses	164,640	151,768	316,506	294,127

Noninterest income:
Fixed income	56,241	47,680	117,860	104,520
Deposit transactions and cash management	28,430	27,911	54,981	54,367
Brokerage, management fees and commissions	12,456	12,843	23,855	25,119
Trust services and investment management	7,416	7,309	14,114	14,053
Bankcard income	5,884	7,919	11,070	12,439
Bank-owned life insurance	3,391	3,312	6,853	9,344
Other service charges	3,043	3,143	5,891	5,988
Insurance commissions	654	611	1,250	1,048
Mortgage banking	376	8,861	1,960	27,890
Equity securities gains/(losses), net	8	(1,923)	284	3,734
All other income and commissions (Note 7)	12,402	9,235	21,872	14,129

Total noninterest income	130,301	126,901	259,990	272,631

Adjusted gross income after provision for loan losses	294,941	278,669	576,496	566,758

Noninterest expense:
Employee compensation, incentives, and benefits (three and six months ended June 30, 2015, include $1.6 million and $3.4 million, respectively, and three and six months ended June 30, 2014, include $1.1 million and $1.7 million, respectively, of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	127,970	119,659	259,414	238,888
Occupancy	11,764	11,944	23,982	29,536
Computer software	11,340	11,087	22,282	21,743
Operations services	10,033	8,804	19,370	17,786
Equipment rentals, depreciation, and maintenance	7,983	7,442	15,203	15,291
Professional fees	5,218	4,618	8,924	10,192
FDIC premium expense	4,952	1,136	8,400	5,127
Legal fees	4,509	1,533	8,060	10,998
Advertising and public relations	4,349	4,312	9,082	10,220
Communications and courier	3,801	3,948	7,677	8,172
Contract employment and outsourcing	3,337	5,318	7,921	9,643
Amortization of intangible assets	1,298	981	2,596	1,963
Foreclosed real estate	1,329	439	1,198	1,223
All other expense (Note 7)	20,511	(18,059)	200,506	424

Total noninterest expense	218,394	163,162	594,615	381,206

Income/(loss) before income taxes	76,547	115,507	(18,119)	185,552

Provision/(benefit) for income taxes (three and six months ended June 30, 2015, include $.6 million and $1.3 million, respectively, and three and six months ended June 30, 2014, include $.4 million and $.7 million, respectively, of income tax benefit reclassified from accumulated other comprehensive income)	21,590	33,578	(671)	53,644

Net income/(loss)	$54,957	$81,929	$(17,448)	$131,908

Net income attributable to noncontrolling interest	2,851	2,859	5,609	5,672

Net income/(loss) attributable to controlling interest	$52,106	$79,070	$(23,057)	$126,236

Preferred stock dividends	1,550	1,550	3,100	3,100

Net income/(loss) available to common shareholders	$50,556	$77,520	$(26,157)	$123,136

Basic earnings/(loss) per share (Note 9)	$0.22	$0.33	$(0.11)	$0.52

Diluted earnings/(loss) per share (Note 9)	$0.22	$0.33	$(0.11)	$0.52

Weighted average common shares (Note 9)	232,800	235,797	232,808	235,492

Diluted average common shares (Note 9)	234,669	237,250	232,808	237,325

Cash dividends declared per common share	$0.06	$0.05	$0.12	$0.10

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2015	2014	2015	2014
Net income/(loss)	$54,957	$81,929	$(17,448)	$131,908
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available-for-sale	(20,100)	17,358	(2,096)	26,837
Recognized pension and other employee benefit plans net periodic benefit costs	1,011	650	2,094	1,061

Other comprehensive income/(loss)	(19,089)	18,008	(2)	27,898

Comprehensive income/(loss)	35,868	99,937	(17,450)	159,806

Comprehensive income attributable to noncontrolling interest	2,851	2,859	5,609	5,672

Comprehensive income/(loss) attributable to controlling interest	$33,017	$97,078	$(23,059)	$154,134

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1-Financial Information for additional information

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2015			2014
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,286,159	$295,431	$2,581,590	$2,192,946	$295,431	$2,488,377
Net income/(loss)	(23,057)	5,609	(17,448)	126,236	5,672	131,908
Other comprehensive income/(loss) (a)	(2)	—	(2)	27,898	—	27,898

Comprehensive income/(loss)	(23,059)	5,609	(17,450)	154,134	5,672	159,806

Cash dividends declared:
Preferred stock ($3,100 per share for the six months ended June 30, 2015 and 2014)	(3,100)	—	(3,100)	(3,100)	—	(3,100)
Common stock ($.12 and $.10 per share for the six months ended June 30, 2015 and 2014, respectively)	(28,305)	—	(28,305)	(23,875)	—	(23,875)
Common stock repurchased (b)	(20,031)	—	(20,031)	(4,871)	—	(4,871)
Common stock issued for:
Stock options and restricted stock - equity awards	4,427	—	4,427	620	—	620
Stock-based compensation expense	6,474	—	6,474	5,687	—	5,687
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(5,609)	(5,609)	—	(5,672)	(5,672)
Tax benefit/(benefit reversal) - stock based compensation expense	(91)	—	(91)	(1,705)	—	(1,705)
Other changes in equity	—	—	—	8	—	8

Balance, June 30	$2,222,474	$295,431	$2,517,905	$2,319,844	$295,431	$2,615,275

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2015 includes $15.8 million repurchased under the share repurchase program launched in January 2014.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2015	2014
Operating Activities
Net income/(loss)	$(17,448)	$131,908
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	7,000	15,000
Provision/(benefit) for deferred income taxes	(1,592)	7,578
Depreciation and amortization of premises and equipment	18,229	18,016
Amortization of intangible assets	2,596	1,963
Net other amortization and accretion	11,731	8,003
Net (increase)/decrease in derivatives	(615)	559
Fair value adjustment to foreclosed real estate	1,660	1,391
Litigation and regulatory matters	162,500	490
Stock-based compensation expense	6,474	5,687
Tax benefit/(benefit reversal) - stock based compensation expense	91	1,705
Equity securities (gains)/losses, net	(284)	(3,734)
(Gains)/losses on extinguishment of debt	—	4,350
Loss on deconsolidation of securitization trusts	—	1,960
Net (gains)/losses on sale/disposal of fixed assets	(2,872)	2,114
Proceeds from sale of mortgage servicing rights	—	69,919
Loans held-for-sale:
Purchases	(1,178)	(4,582)
Gross proceeds from settlements and sales	15,561	22,071
Fair value adjustments and other	(294)	(6,282)
Net (increase)/decrease in:
Trading securities	59,890	(347,692)
Fixed income receivables	(48,581)	(128,969)
Interest receivable	9,955	2,072
Other assets	(48,727)	321,987
Net increase/(decrease) in:
Trading liabilities	138,250	337,771
Fixed income payables	36,144	74,126
Interest payable	(7,613)	(608)
Other liabilities	(229,785)	(146,228)

Total adjustments	128,540	258,667

Net cash provided/(used) by operating activities	111,092	390,575

Investing Activities
Available-for-sale securities:
Sales	284	4,555
Maturities	327,315	310,067
Purchases	(427,717)	(449,425)
Premises and equipment:
Sales	40,369	32
Purchases	(15,751)	(15,451)
Net (increase)/decrease in:
Loans	(722,062)	(426,934)
Interests retained from securitizations classified as trading securities	1,011	689
Interest-bearing cash	1,277,023	474,377

Net cash provided/(used) by investing activities	480,472	(102,090)

Financing Activities
Common stock:
Stock options exercised	4,715	624
Cash dividends paid	(26,020)	(23,878)
Repurchase of shares (a)	(20,031)	(4,871)
Tax benefit/(benefit reversal) - stock based compensation expense	(91)	(1,705)
Cash dividends paid - preferred stock - noncontrolling interest	(5,703)	(5,687)
Cash dividends paid - Series A preferred stock	(3,100)	(3,100)
Term borrowings:
Payments/maturities	(312,808)	(13,615)
Increases in restricted and secured term borrowings	—	2,089
Net cash paid to deconsolidate/collapse securitization trusts	—	(225,151)
Net increase/(decrease) in:
Deposits	605,867	(578,136)
Short-term borrowings	(737,512)	830,158

Net cash provided/(used) by financing activities	(494,683)	(23,272)

Net increase/(decrease) in cash and cash equivalents	96,881	265,213

Cash and cash equivalents at beginning of period	$1,071,405	$827,909

Cash and cash equivalents at end of period	1,168,286	1,093,122
Supplemental Disclosures
Total interest paid	$48,734	$41,626
Total taxes paid	14,859	31,950
Total taxes refunded	215	1,880
Transfer from loans to other real estate owned	8,293	11,505

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

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2015 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements which were included in the 2014 Annual Report to shareholders, and which were filed as part of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

	As of June 30	As of December 31
(Dollars in thousands, except per share amounts)	2014	2014	2013
Increase/(decrease) to previously reported Consolidated Statements of Condition amounts
Other assets	$(4,405)	$(4,700)	(5,340)
Other liabilities	6,471	4,678	7,034
Undivided profits	(10,876)	(9,378)	(12,374)

	Three Months Ended June 30	Six Months Ended June 30	For the Year Ended December 31
	2014	2014	2014	2013	2012
Increase/(decrease) to previously reported Consolidated Statements of Income amounts
Other expense	$(2,170)	$(4,340)	$(8,680)	$(10,082)	$(14,177)
Provision/(benefit) for income taxes	1,421	2,842	5,684	12,780	13,234
Income/(loss) available to common shareholders	749	1,498	2,996	(2,698)	943
Diluted earnings/(loss) per share	0.01	0.01	0.01	(0.01)	—

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

In August 2014, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loan upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure the creditor has the intent to convey the real estate to the guarantor and make a recoverable claim on the guarantee and 3) at the time of foreclosure any amount of the claim that is based on the fair value of the real estate is fixed. For qualifying foreclosures, the amount of the receivable recognized should be measured based on the amount of the loan balance expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted through either a prospective only approach or through a reclassification from other real estate owned to other receivable on the effective date. FHN adopted the requirements for ASU 2014-14 prospectively for transactions occurring after its effective date and this did not have a material effect on FHN’s statement of condition, results of operation or cash flows.

In June 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 makes two changes to accounting for repurchase agreements. First, it requires secured borrowing accounting for repurchase-to-maturity transactions. Second, it requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 also requires additional disclosures for repurchase transactions that are recognized as secured borrowings, including disaggregation by class of collateral, the remaining contractual tenor of the arrangements and the risks inherent in the agreements. Adoption of ASU 2014-11 will only affect FHN’s disclosures as it does not execute repurchase-to maturity or repurchase financing transactions. These disclosure revisions are effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. FHN revised its disclosures upon adoption of ASU 2014-11.

Accounting Changes Issued but Not Currently Effective

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective date of ASU 2014-09 has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application as of the original effective date of annual reporting periods beginning after December 15, 2016, and associated interim periods is permitted. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of ASU 2014-09 on its revenue recognition practices.

Note 1 – Financial Information (Continued)

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition in determining expense recognition for the award. Thus, compensation cost is recognized over the requisite service period based on the probability of achievement of the performance condition. Expense is adjusted after the requisite service period for changes in the probability of achievement. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2014-12 will have no effect on FHN.

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 revises current consolidation guidance to modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities. ASU 2015-02 also eliminates the presumption that a general partner should consolidate a limited partnership, revises the consolidation analysis for reporting entities that have fee arrangements and related party relationships with variable interest entities, and provides a scope exception for entities with interests in registered money market funds. ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. FHN has evaluated the provisions of ASU 2015-02 on its consolidation assessments and there will not be a significant effect upon adoption.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 requires application on a retrospective basis, with prior periods revised to reflect the effects of adoption. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Consistent with current requirements, FHN currently classifies debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition. ASU 2015-03 will have no effect on the recognition of interest expense.

Note 2 – Acquisitions and Divestitures

On October 17, 2014, First Tennessee Bank National Association (“FTBNA”) purchased thirteen bank branches in Middle and East Tennessee. The fair value of the acquired assets totaled $437.6 million, including $413.4 million in cash, $7.5 million in fixed assets, and $15.7 million of goodwill and intangible assets. FTBNA also assumed $437.2 million of deposits associated with these branches. FTBNA paid a deposit premium of 3.32 percent and acquired an immaterial amount of loans as part of the transaction. In relation to the branch acquisition FHN recorded $4.0 million in goodwill, representing the excess of the estimated fair value of liabilities assumed over the estimated fair value of the assets acquired (refer to Note 6 – Intangible Assets for additional information), all of which is expected to be deductible for tax purposes. FHN’s operating results for 2015 and 2014 include the impact of branch activity subsequent to the October 17, 2014 closing date.

On October 21, 2014, FHN entered into an agreement with TrustAtlantic Financial Corporation (“TrustAtlantic Financial”) by which TrustAtlantic Financial will merge into a subsidiary of FHN. TrustAtlantic Financial owns all the capital stock of TrustAtlantic Bank. Trust Atlantic Financial and TrustAtlantic Bank are headquartered in Raleigh, North Carolina. TrustAtlantic Bank has five branches located in North Carolina in the communities of Raleigh, Cary and Greenville. On December 16, 2014 the parties entered into an amendment to the merger agreement. The transaction is expected to close in the second half of 2015, subject to regulatory approvals and other customary conditions to closing.

In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on June 30, 2015 and 2014:

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale (“AFS”):
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	804,841	29,068	(3,269)	830,640
Government agency issued collateralized mortgage obligations (“CMO”)	2,624,151	20,836	(19,701)	2,625,286
Other U.S. government agencies	1,539	21	—	1,560
States and municipalities	9,455	—	—	9,455
Equity and other (a)	182,059	—	(240)	181,819

Total securities available-for-sale (b)	$3,622,145	$49,925	$(23,210)	$3,648,860

Securities held-to-maturity (“HTM”):
States and municipalities	$4,306	$1,050	$—	$5,356

Total securities held-to-maturity	$4,306	$1,050	$—	$5,356

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $65.8 million. The remainder is money market and cost method investments.
(b)	Includes $3.2 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$39,995	$4	$—	$39,999
Government agency issued MBS	724,785	39,679	(1,622)	762,842
Government agency issued CMO	2,582,242	21,211	(34,065)	2,569,388
Other U.S. government agencies	1,973	88	—	2,061
States and municipalities	15,155	—	—	15,155
Equity and other (a)	187,106	17	(26)	187,097

Total securities available-for-sale (b)	$3,551,256	$60,999	$(35,713)	$3,576,542

Securities held-to-maturity:
States and municipalities	$4,279	$1,277	$—	$5,556

Total securities held-to-maturity	$4,279	$1,277	$—	$5,556

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million. The remainder is money market, venture capital, and cost method investments.
(b)	Includes $3.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on June 30, 2015, are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$1,539	$1,560
After 1 year; within 5 years	—	—	1,600	1,600
After 5 years; within 10 years	—	—	—	—
After 10 years	4,306	5,356	7,955	7,955

Subtotal	4,306	5,356	11,094	11,115

Government agency issued MBS and CMO (a)	—	—	3,428,992	3,455,926
Equity and other	—	—	182,059	181,819

Total	$4,306	$5,356	$3,622,145	$3,648,860

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross gains and gross losses from investment securities for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Gross gains on sales of securities	$8	$77	$284	$5,734
Gross losses on sales of securities	—	—	—	—

Net gain/(loss) on sales of securities (a)	8	77	284	5,734

Venture capital investments (b)	—	(2,000)	—	(2,000)

Total securities gain/(loss), net	$8	$(1,923)	$284	$3,734

(a)	Proceeds from sales for the three months ended June 30, 2015 and 2014 were not material. Proceeds for the six months ended June 30, 2015 were $.3 million. Proceeds for the six months ended June 30, 2014 were $5.7 million, inclusive of $1.4 million of equity securities.
(b)	Includes write-offs and/or unrealized fair value adjustments related to venture capital investments.

Note 3 – Investment Securities (Continued)

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2015 and 2014:

	As of June 30, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$845,534	$(7,734)	$450,079	$(11,967)	$1,295,613	$(19,701)
Government agency issued MBS	233,521	(2,485)	33,582	(784)	267,103	(3,269)

Total debt securities	1,079,055	(10,219)	483,661	(12,751)	1,562,716	(22,970)

Equity	—	—	851	(240)	851	(240)

Total temporarily impaired securities	$1,079,055	$(10,219)	$484,512	$(12,991)	$1,563,567	$(23,210)

	As of June 30, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$437,212	$(2,276)	$1,004,964	$(31,789)	$1,442,176	$(34,065)
Government agency issued MBS	34,041	(83)	108,491	(1,539)	142,532	(1,622)

Total debt securities	471,253	(2,359)	1,113,455	(33,328)	1,584,708	(35,687)

Equity	43	(26)	—	—	43	(26)

Total temporarily impaired securities	$471,296	$(2,385)	$1,113,455	$(33,328)	$1,584,751	$(35,713)

FHN has reviewed investment securities that were in unrealized loss positions in accordance with its accounting policy for other than temporary impairment (“OTTI”) and does not consider them other-than-temporarily impaired. For debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. The decline in value is primarily attributable to changes in interest rates and not credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost.

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of June 30, 2015 and 2014, and December, 31 2014:

	June 30		December 31
(Dollars in thousands)	2015	2014	2014
Commercial:
Commercial, financial, and industrial	$9,832,563	$8,402,836	$9,007,286
Commercial real estate	1,400,715	1,231,513	1,277,717
Retail:
Consumer real estate (a)	4,870,271	5,218,930	5,048,071
Permanent mortgage	487,679	594,001	538,961
Credit card & other	345,544	348,429	358,131

Loans, net of unearned income	$16,936,772	$15,795,709	$16,230,166
Allowance for loan losses	221,351	243,628	232,448

Total net loans	$16,715,421	$15,552,081	$15,997,718

(a)	Balances as of June 30, 2015 and 2014, and December 31, 2014 include $66.4 million, $84.4 million, and $76.8 million of restricted real estate loans, respectively. See Note 13 - Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO

The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance - related businesses) portfolio and PCI loans. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within CRE include income CRE, residential CRE and PCI loans. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include HELOC, real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Concentrations

FHN has a concentration of residential real estate loans (32 percent of total loans), the majority of which is in the consumer real estate segment (29 percent of total loans). Loans to finance and insurance companies total $2.1 billion (21 percent of the C&I portfolio, or 12 percent of the total loans). FHN had loans to mortgage companies totaling $1.8 billion (18 percent of the C&I segment, or 11 percent of total loans) as of June 30, 2015. As a result, 39 percent of the C&I segment was sensitive to impacts on the financial services industry.

Purchased Credit Impaired Loans

The following table presents a rollforward of the accretable yield for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$10,468	$15,828	$14,714	$13,490
Additions	—	224	—	335
Accretion	(1,576)	(1,927)	(4,948)	(3,584)
Adjustment for payoffs	(760)	(489)	(2,096)	(722)
Adjustment for charge-offs	—	(5)	—	(69)
Increase in accretable yield (a)	216	2,878	678	7,059

Balance, end of period	$8,348	$16,509	$8,348	$16,509

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

Note 4 – Loans (Continued)

At June 30, 2015, the ALLL related to PCI loans was $2.8 million compared to $2.5 million at June 30, 2014. A loan loss provision credit of $.3 million was recognized during the three months ended June 30, 2015 as compared to a loan loss provision expense of $.6 million recognized during the three months ended June 30, 2014. A loan loss provision credit of $.6 million was recognized during the six months ended June 30, 2015 as compared to a loan loss provision expense of $1.7 million recognized during the six months ended June 30, 2014. The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of June 30, 2015 and 2014, and December 31, 2014:

	June 30, 2015		June 30, 2014		December 31, 2014
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance	Carrying value	Unpaid balance

Commercial, financial and industrial	$4,870	$5,507	$6,738	$8,256	$5,044	$5,813
Commercial real estate	20,262	24,830	32,938	45,295	32,553	43,246
Consumer real estate	1,927	2,796	733	1,074	598	868
Credit card and other	9	11	11	16	10	14

Total	$27,068	$33,144	$40,420	$54,641	$38,205	$49,941

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at June 30, 2015 and 2014, by class related to individually impaired loans and consumer TDR’s. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and LOCOM have been excluded.

	June 30, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$12,402	$15,690	$—	$13,016	$—	$12,305	$—
Income CRE	4,187	11,262	—	4,198	—	5,283	—
Residential CRE	—	—	—	—	—	287	—

Total	$16,589	$26,952	$—	$17,214	$—	$17,875	$—

Retail:
HELOC (a)	$12,577	$30,604	$—	$12,588	$—	$12,788	$—
R/E installment loans (a)	4,959	6,211	—	4,739	—	4,704	—
Permanent mortgage (a)	6,403	8,603	—	6,804	—	7,018	—

Total	$23,939	$45,418	$—	$24,131	$—	$24,510	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$30,549	$37,741	$8,117	$28,400	$237	$24,087	$490
TRUPS	13,399	13,700	4,810	13,414	—	13,429	—
Income CRE	6,788	8,298	533	6,742	33	7,140	63
Residential CRE	1,518	1,886	102	1,571	6	1,534	13

Total	$52,254	$61,625	$13,562	$50,127	$276	$46,190	$566

Retail:
HELOC	$87,292	$89,454	$21,967	$86,197	$461	$85,417	$909
R/E installment loans	67,269	68,151	19,439	68,330	331	69,227	658
Permanent mortgage	100,754	113,290	17,857	102,194	637	103,555	1,228
Credit card & other	418	418	155	451	4	479	8

Total	$255,733	$271,313	$59,418	$257,172	$1,433	$258,678	$2,803

Total commercial	$68,843	$88,577	$13,562	$67,341	$276	$64,065	$566

Total retail	$279,672	$316,731	$59,418	$281,303	$1,433	$283,188	$2,803

Total impaired loans	$348,515	$405,308	$72,980	$348,644	$1,709	$347,253	$3,369

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	June 30, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$15,489	$17,280	$—	$14,809	$—	$17,594	$—
TRUPS	—	—	—	—	—	1,625	—
Income CRE	6,838	14,397	—	7,669	—	8,090	—
Residential CRE	1,148	1,827	—	574	—	287	—

Total	$23,475	$33,504	$—	$23,052	$—	$27,596	$—

Retail:
HELOC (a)	$17,390	$38,216	$—	$16,771	$—	$16,629	$—
R/E installment loans (a)	7,464	10,009	—	8,932	—	9,818	—
Permanent mortgage (a)	7,862	9,785	—	7,858	—	8,007	—

Total	$32,716	$58,010	$—	$33,561	$—	$34,454	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$32,395	$38,331	$3,150	$30,059	$78	$26,146	$157
TRUPS	3,520	3,700	925	8,535	—	16,057	—
Income CRE	8,842	10,214	641	10,331	62	11,214	164
Residential CRE	6,029	11,477	667	6,204	61	6,426	124

Total	$50,786	$63,722	$5,383	$55,129	$201	$59,843	$445

Retail:
HELOC	$77,283	$78,492	$17,475	$75,285	$457	$73,539	$891
R/E installment loans	74,748	75,634	26,450	74,243	297	73,629	566
Permanent mortgage	111,604	125,012	19,323	112,796	706	113,145	1,429
Credit card & other	524	524	266	648	5	653	16

Total	$264,159	$279,662	$63,514	$262,972	$1,465	$260,966	$2,902

Total commercial	$74,261	$97,226	$5,383	$78,181	$201	$87,439	$445

Total retail	$296,875	$337,672	$63,514	$296,533	$1,465	$295,420	$2,902

Total impaired loans	$371,136	$434,898	$68,897	$374,714	$1,666	$382,859	$3,347

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Asset Quality Indicators

FHN employs a dual grade commercial risk grading methodology to assign an estimate for the probability of default (“PD”) and the loss given default (“LGD”) for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. Each PD grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default probability, and probabilities increase as grades progress down the scale. PD 1 through PD 12 are “pass” grades. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Pass loan grades are required to be reassessed annually or earlier whenever there has been a material change in the financial condition of the borrower or risk characteristics of the relationship. All commercial loans over $1 million and certain commercial loans over $500,000 that are graded 13 or worse are reassessed on a quarterly basis. LGD grades are assigned based on a scale of 1-12 and represent FHN’s expected recovery based on collateral type in the event a loan defaults. See Note 5 - Allowance for Loan Losses for further discussion on the credit grading system.

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of June 30, 2015 and 2014:

	June 30, 2015
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$495,855	$—	$—	$554	$—	$496,409	4%	$126
2	590,328	—	—	11,602	41	601,971	5	332
3	484,072	317,856	—	84,178	181	886,287	8	350
4	670,972	366,791	—	96,689	54	1,134,506	10	868
5	1,135,773	304,500	—	213,213	5,288	1,658,774	15	6,372
6	1,223,233	618,616	—	267,983	4,499	2,114,331	20	10,234
7	1,186,480	139,217	—	365,840	2,844	1,694,381	15	13,203
8	749,504	28,068	—	163,904	272	941,748	8	13,942
9	419,687	24,617	—	43,752	383	488,439	4	7,900
10	222,799	—	—	27,840	202	250,841	2	5,147
11	179,139	—	—	24,010	1,071	204,220	2	5,438
12	76,209	—	—	17,884	543	94,636	1	2,704
13	122,862	—	305,382	3,633	287	432,164	4	4,944
14,15,16	109,820	—	—	27,045	2,054	138,919	1	12,829

Collectively evaluated for impairment	7,666,733	1,799,665	305,382	1,348,127	17,719	11,137,626	99	84,389

Individually evaluated for impairment	42,951	—	12,785	10,975	1,518	68,229	1	13,562

Purchased credit-impaired loans	5,047	—	—	20,612	1,764	27,423	—	2,291

Total commercial loans	$7,714,731	$1,799,665	$318,167	$1,379,714	$21,001	$11,233,278	100%	$100,242

Note 4 – Loans (Continued)

	June 30, 2014
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$366,235	$—	$—	$—	$—	$366,235	4%	$—
2	260,581	—	—	3,110	235	263,926	3	245
3	360,700	76,569	—	983	—	438,252	5	307
4	387,884	77,110	—	7,591	—	472,585	5	746
5	760,726	62,031	—	158,071	6,041	986,869	10	2,579
6	991,013	199,651	—	189,927	4,738	1,385,329	14	1,674
7	1,189,915	182,749	—	285,384	6,087	1,664,135	17	2,696
8	771,697	301,174	—	227,419	53	1,300,343	13	2,739
9	686,657	123,423	—	108,523	5,911	924,514	10	5,896
10	375,862	77,058	—	40,228	1,563	494,711	5	5,379
11	361,870	1,517	—	26,275	2,128	391,790	4	8,397
12	136,560	—	—	32,356	994	169,910	2	1,857
13	120,903	—	325,882	8,938	2,007	457,730	5	6,435
14,15,16	137,500	—	9,385	49,842	4,944	201,671	2	37,666

Collectively evaluated for impairment	6,908,103	1,101,282	335,267	1,138,647	34,701	9,518,000	99	76,616

Individually evaluated for impairment	47,884	—	3,520	15,680	7,177	74,261	1	5,383

Purchase credit-impaired loans	6,780	—	—	33,351	1,957	42,088	—	2,413

Total commercial loans	$6,962,767	$1,101,282	$338,787	$1,187,678	$43,835	$9,634,349	100%	$84,412

(a)	Balances as of June 30, 2015 and 2014, each presented net of $26.2 million in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

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

Note 4 – Loans (Continued)

The following tables reflect period end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of June 30, 2015 and 2014:

HELOC
	June 30, 2015			June 30, 2014
		Average	Average		Average	Average
(Dollars in thousands)	Period End	Origination	Refreshed	Period End	Origination	Refreshed
Origination Vintage	Balance	FICO	FICO	Balance	FICO	FICO
pre-2003	$46,789	708	703	$68,332	708	703
2003	86,928	720	709	120,962	723	710
2004	236,022	723	708	346,431	725	713
2005	382,946	730	718	500,404	732	722
2006	306,652	739	727	365,886	740	728
2007	327,360	744	729	384,391	743	729
2008	183,224	753	748	208,637	753	748
2009	92,774	752	744	110,934	751	745
2010	88,337	754	747	106,954	753	750
2011	86,584	758	751	105,295	759	755
2012	107,715	760	757	128,733	759	759
2013	136,449	757	757	167,149	760	760
2014	120,544	761	763	51,982	760	762
2015	60,176	764	763	—	—	—

Total	$2,262,500	742	732	$2,666,090	741	732

R/E Installment Loans	June 30, 2015			June 30, 2014
		Average	Average		Average	Average
(Dollars in thousands)	Period End	Origination	Refreshed	Period End	Origination	Refreshed
Origination Vintage	Balance	FICO	FICO	Balance	FICO	FICO
pre-2003	$10,180	678	686	$18,623	680	683
2003	39,996	713	722	62,823	713	724
2004	34,944	698	697	47,502	700	699
2005	106,185	715	711	141,545	716	712
2006	116,730	712	704	156,538	714	702
2007	175,807	722	708	224,425	724	709
2008	56,222	719	712	74,106	721	714
2009	24,999	736	727	33,506	739	732
2010	82,230	750	760	113,437	748	754
2011	254,298	760	759	309,172	760	759
2012	562,078	764	765	653,179	764	765
2013	443,257	755	757	497,720	757	756
2014	439,744	756	755	220,264	756	754
2015	261,101	757	756	—	—	—

Total	$2,607,771	749	748	$2,552,840	747	744

Permanent Mortgage	June 30, 2015			June 30, 2014
		Average	Average		Average	Average
(Dollars in thousands)	Period End	Origination	Refreshed	Period End	Origination	Refreshed
Origination Vintage	Balance	FICO	FICO	Balance	FICO	FICO
pre-2004	$126,365	722	717	$169,338	724	720
2004	14,586	712	711	19,378	713	714
2005	32,187	736	734	37,572	737	737
2006	56,378	732	734	68,693	730	721
2007	176,298	733	717	207,116	733	712
2008	81,865	741	710	91,904	741	704

Total	$487,679	730	717	$594,001	729	713

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans

The following table reflects accruing and non-accruing loans by class on June 30, 2015:

	Accruing				Non-Accruing
		30-89	90+			30-89	90+	Total
		Days	Days	Total		Days	Days	Non-	Total
(Dollars in thousands)	Current	Past Due	Past Due	Accruing	Current	Past Due	Past Due	Accruing	Loans
Commercial (C&I):
General C&I	$7,673,986	$4,830	$199	$7,679,015	$13,781	$2,536	$14,352	$30,669	$7,709,684
Loans to mortgage companies	1,797,877	1,669	—	1,799,546	—	—	119	119	1,799,665
TRUPS (a)	305,382	—	—	305,382	—	—	12,785	12,785	318,167
Purchased credit-impaired loans	4,153	201	693	5,047	—	—	—	—	5,047

Total commercial (C&I)	9,781,398	6,700	892	9,788,990	13,781	2,536	27,256	43,573	9,832,563

Commercial real estate:
Income CRE	1,344,440	2,916	—	1,347,356	1,285	2,041	8,420	11,746	1,359,102
Residential CRE	19,114	123	—	19,237	—	—	—	—	19,237
Purchased credit-impaired loans	22,238	—	138	22,376	—	—	—	—	22,376

Total commercial real estate	1,385,792	3,039	138	1,388,969	1,285	2,041	8,420	11,746	1,400,715

Consumer real estate:
HELOC	2,150,344	22,240	9,785	2,182,369	65,345	5,243	9,543	80,131	2,262,500
R/E installment loans	2,557,513	9,172	4,272	2,570,957	27,294	1,873	5,227	34,394	2,605,351
Purchased credit-impaired loans	2,012	4	404	2,420	—	—	—	—	2,420

Total consumer real estate	4,709,869	31,416	14,461	4,755,746	92,639	7,116	14,770	114,525	4,870,271

Permanent mortgage	444,187	5,450	5,569	455,206	15,495	1,981	14,997	32,473	487,679

Credit card & other
Credit card	182,477	1,446	1,284	185,207	—	—	—	—	185,207
Other	158,530	873	177	159,580	—	—	749	749	160,329
Purchased credit-impaired loans	8	—	—	8	—	—	—	—	8

Total credit card & other	341,015	2,319	1,461	344,795	—	—	749	749	345,544

Total loans, net of unearned	$16,662,261	$48,924	$22,521	$16,733,706	$123,200	$13,674	$66,192	$203,066	$16,936,772

(a)	Total TRUPS includes LOCOM valuation allowance of $26.2 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on June 30, 2014:

	Accruing				Non-Accruing
		30-89	90+			30-89	90+	Total
		Days	Days	Total		Days	Days	Non-	Total
(Dollars in thousands)	Current	Past Due	Past Due	Accruing	Current	Past Due	Past Due	Accruing	Loans
Commercial (C&I):
General C&I	$6,900,880	$9,707	$704	$6,911,291	$13,105	$3,850	$27,741	$44,696	$6,955,987
Loans to mortgage companies	1,097,367	3,782	—	1,101,149	—	—	133	133	1,101,282
TRUPS (a)	335,267	—	—	335,267	—	—	3,520	3,520	338,787
Purchased credit-impaired loans	5,226	322	1,232	6,780	—	—	—	—	6,780

Total commercial (C&I)	8,338,740	13,811	1,936	8,354,487	13,105	3,850	31,394	48,349	8,402,836

Commercial real estate:
Income CRE	1,134,752	8,044	—	1,142,796	271	133	11,127	11,531	1,154,327
Residential CRE	39,429	—	—	39,429	1,297	—	1,152	2,449	41,878
Purchased credit-impaired loans	29,827	259	5,222	35,308	—	—	—	—	35,308

Total commercial real estate	1,204,008	8,303	5,222	1,217,533	1,568	133	12,279	13,980	1,231,513

Consumer real estate:
HELOC	2,548,170	19,772	9,677	2,577,619	71,653	5,888	10,930	88,471	2,666,090
R/E installment loans	2,490,461	11,264	7,889	2,509,614	32,881	3,002	6,568	42,451	2,552,065
Purchased credit-impaired loans	775	—	—	775	—	—	—	—	775

Total consumer real estate	5,039,406	31,036	17,566	5,088,008	104,534	8,890	17,498	130,922	5,218,930

Permanent mortgage	546,846	5,559	4,573	556,978	16,935	3,410	16,678	37,023	594,001

Credit card & other
Credit card	184,014	2,010	1,564	187,588	—	—	—	—	187,588
Other	158,233	937	317	159,487	—	—	1,342	1,342	160,829
Purchased credit-impaired loans	12	—	—	12	—	—	—	—	12

Total credit card & other	342,259	2,947	1,881	347,087	—	—	1,342	1,342	348,429

Total loans, net of unearned	$15,471,259	$61,656	$31,178	$15,564,093	$136,142	$16,283	$79,191	$231,616	$15,795,709

(a)	Total TRUPS includes LOCOM valuation allowance of $26.2 million.

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

Note 4 – Loans (Continued)

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

On June 30, 2015 and 2014, FHN had $310.6 million and $350.9 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $61.0 million and $65.8 million, or 20 percent as of June 30, 2015, and 19 percent as of June 30, 2014. Additionally, $80.8 million and $139.5 million of loans held-for-sale as of June 30, 2015 and 2014, respectively were classified as TDRs.

The following tables reflect portfolio loans that were classified as TDRs during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number	Recorded Investment	Recorded Investment	Number	Recorded Investment	Recorded Investment
Commercial (C&I):
General C&I	—	$—	$—	2	$1,388	$1,325

Total commercial (C&I)	—	—	—	2	1,388	1,325

Consumer real estate:
HELOC	65	7,237	7,147	102	10,964	10,854
R/E installment loans	22	1,912	1,916	38	3,266	3,293

Total consumer real estate	87	9,149	9,063	140	14,230	14,147

Permanent mortgage	4	1,718	1,733	6	2,039	2,054
Credit card & other	6	20	19	12	48	46

Total troubled debt restructurings	97	$10,887	$10,815	160	$17,705	$17,572

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number	Recorded Investment	Recorded Investment	Number	Recorded Investment	Recorded Investment
Commercial (C&I):
General C&I	2	$736	$522	2	$736	$522

Total commercial (C&I)	2	736	522	2	736	522

Commercial real estate:
Income CRE	2	421	421	2	421	421
Residential CRE	1	976	960	1	976	960

Total commercial real estate	3	1,397	1,381	3	1,397	1,381

Consumer real estate:
HELOC	97	8,279	8,557	164	14,069	14,325
R/E installment loans	45	3,132	3,093	117	8,275	8,195

Total consumer real estate	142	11,411	11,650	281	22,344	22,520

Permanent mortgage	12	2,082	2,080	24	6,675	6,167
Credit card & other	14	60	57	34	147	142

Total troubled debt restructurings	173	$15,686	$15,690	344	$31,299	$30,732

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and six months ended June 30, 2015 and 2014, and as to which the modification occurred 12 months or less prior to the re-default. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
		Recorded		Recorded
(Dollars in thousands)	Number	Investment	Number	Investment
Commercial (C&I):
General C&I	—	$—	—	$—

Total commercial (C&I)	—	—	—	—

Commercial real estate:
Income CRE	—	—	—	—
Residential CRE	1	896	1	896

Total commercial real estate	1	896	1	896

Consumer real estate:
HELOC	6	278	7	308
R/E installment loans	1	26	2	112

Total consumer real estate	7	304	9	420

Permanent mortgage	—	—	—	—
Credit card & other	2	5	3	8

Total troubled debt restructurings	10	$1,205	13	$1,324

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
		Recorded		Recorded
(Dollars in thousands)	Number	Investment	Number	Investment
Commercial (C&I):
General C&I	—	$—	4	$512

Total commercial (C&I)	—	—	4	512

Commercial real estate:
Income CRE	—	—	2	389
Residential CRE	—	—	—	—

Total commercial real estate	—	—	2	389

Consumer real estate:
HELOC	2	128	5	339
R/E installment loans	5	305	7	368

Total consumer real estate	7	433	12	707

Permanent mortgage	2	781	2	781
Credit card & other	2	4	2	4

Total troubled debt restructurings	11	$1,218	22	$2,393

The determination of whether a TDR is placed on nonaccrual status generally follows the same internal policies and procedures as other portfolio loans. However, FHN will typically place a consumer real estate loan on nonaccrual status if it is 30 or more days delinquent upon modification into a TDR. For commercial loans, a nonaccrual TDR that is reasonably assured of repayment according to its modified terms may be returned to accrual status by FHN upon a detailed credit evaluation of the borrower’s financial condition and prospects for repayment under the revised terms. For consumer loans, FHN’s evaluation supporting the decision to return a modified loan to accrual status includes consideration of the borrower’s sustained historical repayment performance for a reasonable period prior to the date on which the loan is returned to accrual status, which is generally a minimum of six months. FHN may also consider a borrower’s sustained historical repayment performance for a reasonable time prior to the restructuring in assessing whether the borrower can meet the restructured terms, as it may indicate that the borrower is capable of servicing the level of debt under the modified terms. Otherwise, FHN will continue to classify a restructured loan as nonaccrual. Consistent with regulatory guidance, upon sustained performance and classification as a TDR over FHN’s year-end, the loan will be removed from TDR status as long as the modified terms were market-based at the time of modification.

Note 5 - Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The pace of the economic recovery, performance of the housing market, unemployment levels, labor participation rate, regulatory environment, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note – 5 Allowance for Loan Losses in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2014, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

Note 5 - Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014:

		Commercial	Consumer	Permanent	Credit Card
(Dollars in thousands)	C&I	Real Estate	Real Estate	Mortgage	and Other	Total
Balance as of April 1, 2014	$72,732	$15,523	$123,409	$22,521	$13,061	$247,246
Charge-offs	(5,449)	(747)	(8,074)	(879)	(3,615)	(18,764)
Recoveries	1,517	1,732	5,470	694	733	10,146
Provision/(provision credit) for loan losses	(209)	(687)	(2,768)	1,391	7,273	5,000

Balance as of June 30, 2014	68,591	15,821	118,037	23,727	17,452	243,628

Balance as of January 1, 2014	$86,446	$10,603	$126,785	$22,491	$7,484	$253,809
Charge-offs	(11,256)	(1,374)	(20,338)	(3,097)	(7,391)	(43,456)
Recoveries	3,119	2,011	10,444	1,272	1,429	18,275
Provision/(provision credit) for loan losses	(9,718)	4,581	1,146	3,061	15,930	15,000

Balance as of June 30, 2014	68,591	15,821	118,037	23,727	17,452	243,628

Allowance - individually evaluated for impairment	4,075	1,308	43,925	19,323	266	68,897
Allowance - collectively evaluated for impairment	64,473	12,143	74,071	4,404	17,185	172,276
Allowance - purchase credit impaired loans	43	2,370	41	—	1	2,455
Loans, net of unearned as of June 30, 2014:
Individually evaluated for impairment	51,404	22,857	176,885	119,466	524	371,136
Collectively evaluated for impairment	8,344,652	1,173,348	5,041,270	474,535	347,893	15,381,698
Purchased credit-impaired loans	6,780	35,308	775	—	12	42,875

Total loans, net of unearned	$8,402,836	$1,231,513	$5,218,930	$594,001	$348,429	$15,795,709

Balance as of April 1, 2015	$67,652	$17,665	$109,245	$20,186	$13,580	$228,328
Charge-offs	(4,976)	(888)	(6,903)	(809)	(5,858)	(19,434)
Recoveries	926	153	7,851	671	856	10,457
Provision/(provision credit) for loan losses	15,148	4,562	(24,736)	2,329	4,697	2,000

Balance as of June 30, 2015	78,750	21,492	85,457	22,377	13,275	221,351

Balance as of January 1, 2015	$67,011	$18,574	$113,011	$19,122	$14,730	$232,448
Charge-offs	(8,531)	(1,675)	(15,440)	(1,993)	(9,794)	(37,433)
Recoveries	2,879	844	12,575	1,289	1,749	19,336
Provision/(provision credit) for loan losses	17,391	3,749	(24,689)	3,959	6,590	7,000

Balance as of June 30, 2015	78,750	21,492	85,457	22,377	13,275	221,351

Allowance - individually evaluated for impairment	12,927	635	41,406	17,857	155	72,980
Allowance - collectively evaluated for impairment	65,646	18,743	43,558	4,520	13,120	145,587
Allowance - purchased credit-impaired loans	177	2,114	493	—	—	2,784
Loans, net of unearned as of June 30, 2015:
Individually evaluated for impairment	55,736	12,493	172,097	107,157	418	347,901
Collectively evaluated for impairment	9,771,780	1,365,846	4,695,754	380,522	345,118	16,559,020
Purchased credit-impaired loans	5,047	22,376	2,420	—	8	29,851

Total loans, net of unearned	$9,832,563	$1,400,715	$4,870,271	$487,679	$345,544	$16,936,772

Note 6 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets (a)
December 31, 2013	$141,943	$21,988
Amortization expense	—	(1,963)

June 30, 2014	$141,943	$20,025

December 31, 2014	$145,932	$29,518
Amortization expense	—	(2,596)

June 30, 2015	$145,932	$26,922

(a)	Represents customer lists, acquired contracts, core deposit intangibles, and covenants not to compete.

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization is $70.3 million and $43.4 million, respectively on June 30, 2015. Estimated aggregate amortization expense is expected to be $2.6 million for the remainder of 2015, and $5.0 million, $4.7 million, $4.5 million, $4.2 million, and $1.5 million for the twelve-month periods of 2016, 2017, 2018, 2019, and 2020, respectively. No goodwill is carried in the Corporate and Non-strategic segments.

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of June 30, 2014 and 2015. The regional bank and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of June 30, 2014 and 2015.

	Regional	Fixed
(Dollars in thousands)	Banking	Income	Total
December 31, 2013	$43,939	$98,004	$141,943

Additions	—	—	—
Impairments	—	—	—
Divestitures	—	—	—

Net change in goodwill during 2014	—	—	—

June 30, 2014	$43,939	$98,004	$141,943

December 31, 2014	$47,928	$98,004	$145,932

Additions	—	—	—
Impairments	—	—	—
Divestitures	—	—	—

Net change in goodwill during 2015	—	—	—

June 30, 2015	$47,928	$98,004	$145,932

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
All other income and commissions:
ATM interchange fees	$3,025	$2,746	$5,786	$5,243
Letter of credit fees	1,532	1,173	2,655	2,836
Electronic banking fees	1,459	1,535	2,887	3,069
Deferred compensation (a)	(35)	1,184	998	1,841
Gain/(loss) on extinguishment of debt	—	—	—	(4,350)
Other	6,421	2,597	9,546	5,490

Total	$12,402	$9,235	$21,872	$14,129

All other expense:
Other insurance and taxes	$3,455	$3,209	$6,784	$6,269
Travel and entertainment	2,632	2,645	4,246	4,469
Customer relations	1,505	1,680	2,819	2,923
Employee training and dues	1,449	1,200	2,581	2,066
Supplies	880	804	1,807	1,920
Miscellaneous loan costs	734	839	1,095	1,553
Tax credit investments	549	862	944	1,187
Litigation and regulatory matters	—	(38,200)	162,500	(38,110)
Other	9,307	8,902	17,730	18,147

Total	$20,511	$(18,059)	$200,506	$424

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1-Financial Information for addition information.

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30, 2015:

	Unrealized
	Gain/(Loss) On
	Securities Available-	Pension and Post
(Dollars in thousands, unless otherwise noted)	For-Sale	Retirement Plans	Total
Balance as of April 1, 2015	$36,585	$(205,744)	$(169,159)
Other comprehensive income before reclassifications, Net of tax benefit of $12.7 million for unrealized gain/(loss) on securities available-for-sale	(20,100)	—	(20,100)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.6 million for pension and post retirement plans	—	1,011	1,011

Net current period other comprehensive income, Net of tax benefit of $12.7 million and tax expense of $.6 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(20,100)	1,011	(19,089)

Balance as of June 30, 2015	$16,485	$(204,733)	$(188,248)

Balance as of January 1, 2015	$18,581	$(206,827)	$(188,246)
Other comprehensive income before reclassifications, Net of tax benefit of $1.3 million for unrealized gain/(loss) on securities available-for-sale	(2,096)	—	(2,096)
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $1.3 million for pension and post retirement plans	—	2,094	2,094

Net current period other comprehensive income, Net of tax benefit of $1.3 million and tax expense of $1.3 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	(2,096)	2,094	(2)

Balance as of June 30, 2015	$16,485	$(204,733)	$(188,248)

Note 8 – Changes in Accumulated Other Comprehensive Income Balances (Continued)

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30, 2014:

	Unrealized
	Gain/(Loss) On
	Securities Available-	Pension and Post
(Dollars in thousands, unless otherwise noted)	For-Sale	Retirement Plans	Total
Balance as of April 1, 2014	$(1,762)	$(138,357)	$(140,119)
Other comprehensive income before reclassifications, Net of tax expense of $10.9 million for unrealized gain/(loss) on securities available-for-sale	17,358	—	17,358
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.4 million for pension and post retirement plans	—	650	650

Net current period other comprehensive income, Net of tax expense of $10.9 million and $.4 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	17,358	650	18,008

Balance as of June 30, 2014	$15,596	$(137,707)	$(122,111)

Balance as of January 1, 2014	$(11,241)	$(138,768)	$(150,009)
Other comprehensive income before reclassifications, Net of tax expense of $16.8 million for unrealized gain/(loss) on securities available-for-sale	26,837	—	26,837
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.7 million for pension and post retirement plans	—	1,061	1,061

Net current period other comprehensive income, Net of tax expense of $16.8 million and $.7 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	26,837	1,061	27,898

Balance as of June 30, 2014	$15,596	$(137,707)	$(122,111)

Note 9 – Earnings Per Share

The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Net income/(loss)	$54,957	$81,929	$(17,448)	$131,908
Net income attributable to noncontrolling interest	2,851	2,859	5,609	5,672

Net income/(loss) attributable to controlling interest	52,106	79,070	(23,057)	126,236
Preferred stock dividends	1,550	1,550	3,100	3,100

Net income/(loss) available to common shareholders	$50,556	$77,520	$(26,157)	$123,136

Weighted average common shares outstanding - basic	232,800	235,797	232,808	235,492
Effect of dilutive securities	1,869	1,453	—	1,833

Weighted average common shares outstanding - diluted	234,669	237,250	232,808	237,325

Net income/(loss) per share available to common shareholders	$0.22	$0.33	$(0.11)	$0.52

Diluted income/(loss) per share available to common shareholders	$0.22	$0.33	$(0.11)	$0.52

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

For the three months ended June 30, 2015, the dilutive effect for all potential common shares was 1.9 million. For the six months ended June 30, 2015 all potential common shares were antidilutive due to the net loss attributable to common shareholders. The dilutive effect for all potential common shares was 1.5 million and 1.8 million for the three and six months ended June 30, 2014, respectfully. Stock options of 3.6 million and 5.6 million with weighted average exercise prices of $24.26 and $21.17 per share for the three months ended June 30, 2015 and 2014, respectively, were excluded from diluted shares because including such shares would be antidilutive. Stock options of 7.8 million and 4.8 million with weighted average exercise prices of $17.17 and $24.26 per share for the six months ended June 30, 2015 and 2014, respectfully, were also excluded from diluted shares. Other equity awards of 2.2 million for the six months ended June 30, 2015, were excluded from diluted shares because including such shares would have been antidilutive.

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

Litigation – Loss Contingencies

As used in this Note, “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in (i) or (ii) and certain matters mentioned in (iii). In addition, certain other matters are discussed relating to FHN’s former mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2015, the aggregate amount of liabilities established for all material loss contingency matters was $6.3 million. The liabilities discussed in this paragraph are separate from those discussed under the heading “Established Repurchase Liability” below.

In each material loss contingency matter, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2015, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $75 million.

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

Litigation – Gain Contingencies

In second quarter 2015 FHN reached an agreement with the U.S. Department of Justice (“DOJ”) and the Office of the Inspector General for the Department of Housing and Urban Development (“HUD”) to settle potential claims related to FHN’s underwriting and origination of loans insured by the Federal Housing Administration (“FHA”). Under that agreement FHN paid $212.5 million. FHN believes that certain insurance policies, having an aggregate policy limit of $75 million, provide coverage for FHN’s losses and related costs. The insurers have denied and/or reserved rights to deny coverage. FHN has brought suit against the insurers to enforce the policies under Tennessee law. In connection with this litigation the previously recognized expenses associated with the settled matter may be recouped in part. Under applicable financial accounting guidance FHN has determined that although material gain from this litigation is not probable there is more than a slight chance of a material gain outcome for FHN. FHN cannot determine a probable outcome that may result from this matter because of the uncertainty of the potential outcomes of the legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; and lack of discovery.

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

At the time this report is filed, FHN, along with multiple co-defendants, is defending several lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations (“FH proprietary securitizations”) were sold to them were materially deficient. The plaintiffs and venues of these suits are: (1) Charles Schwab Corp. in the Superior Court of San Francisco, California (Case No. 10-501610); (2) Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Middle District of Alabama (Case No. CV-12-791-WKW-WC); and (3) FDIC as receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiffs in the pending suits claim to have purchased certificates in a number of separate FH proprietary securitizations and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought.

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

(Dollars in thousands)	Alt-A	Jumbo
Vintage
Original Purchase Price:
2005	$202,417	$—
2006	325,613	32,540
2007	199,012	50,000

Total	$727,042	$82,540

Ending Balance per the June 25, 2015, trust statements:
2005	$46,314	$—
2006	82,097	7,614
2007	79,024	14,020

Total	$207,435	$21,634

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

The total ending certificate balance of the investments which are the subject of the current pending lawsuits was $229.1 million as reported on the June 25, 2015, trust statements, with approximately 85 percent of the remaining balances performing. Cumulative losses on the investments which are the subject of the remaining lawsuits, as reported on the trust statements, represent approximately 7 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses may not take into account all outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; reimbursement of those advances to the servicer may increase cumulative losses. Losses often are reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

As discussed below under “Legacy Home Loan Sales and Servicing,” other investors may attempt to pursue similar claims, and securitization trustees or other parties may attempt to pursue loan repurchase, make-whole, or indemnity claims. At June 30, 2015, except for the Charles Schwab case, FHN had not recognized a liability for exposure for investment rescission, loan repurchase, damages, or other actual or potential claims arising from FHN’s previous securitization and related activities.

Legacy Home Loan Sales and Servicing

Overview

Prior to September 2008, as a means to provide liquidity for its legacy mortgage banking business, FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominantly to two government-sponsored entities (“GSEs”): the Federal National Mortgage Association (“Fannie Mae,” “Fannie,” or “FNMA”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” “Freddie,” or “FHLMC”). Federally insured or guaranteed whole-loans were pooled, and payments to investors were guaranteed through the Government National Mortgage Association (“Ginnie Mae,” “Ginnie,” or “GNMA”). Collectively, Fannie Mae, Freddie Mac, and Ginnie Mae are referred to as the “Agencies.” Many mortgage loan originations, especially those “nonconforming” mortgage loans that did not meet

Note 10 – Contingencies and Other Disclosures (Continued)

criteria for whole-loan sales to the GSEs or insurance through Ginnie Mae, were sold to investors, or certificate-holders, predominantly through First Horizon (“FH”) branded proprietary securitizations but also, to a lesser extent, through whole-loan sales to private non-Agency purchasers. In addition, FHN originated with the intent to sell and sold HELOCs and second lien mortgages through whole-loan sales to private purchasers and, to a lesser extent, through FH proprietary securitizations.

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

Agency Whole-Loan Sales

Even though Agency loans were sold without recourse for credit loss, FHN may be obligated to either repurchase a loan for the unpaid principal balance (“UPB”) or make the purchaser whole for the economic loss incurred if FHN breached representations or warranties made by FHN to the purchaser at the time of the sale. Such representations and warranties typically covered both substantive and process matters, such as the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties such as appraisers. Since the mortgage platform sale in 2008, Agencies, primarily the two GSEs, have accounted for the vast majority of repurchase/make-whole claims received.

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

As a result of the DRAs, the repurchase pipeline overall is smaller, and the proportion of GSE-related repurchase requests in the pipeline also is smaller, than in periods pre-dating the DRAs. FHN’s repurchase liability as of June 30, 2015 contemplates, among other things, estimates of FHN’s repurchase exposure related to loans excluded from the DRAs and estimates of FHN’s repurchase exposure related to certain other whole-loan sales. See “Other Whole-Loan Sales” and “Established Repurchase Liability” below for additional information.

Other Whole-Loan Sales

Prior to the 2008 divestiture FHN also sold first lien mortgage loans through whole-loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of June 30, 2015, 51 percent of repurchase/make-whole claims in the repurchase pipeline relate to other whole-loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

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

First Horizon Branded Proprietary Mortgage Securitizations

From 2005 through 2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the FH brand. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in the trusts. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering

Note 10 – Contingencies and Other Disclosures (Continued)

documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed after junior classes were exhausted. Through third quarter 2013, FHN continued to service substantially all of the remaining loans sold through FH proprietary securitizations. In 2013 FHN contracted to sell substantially all such servicing rights and obligations, with transfers occurring largely in fourth quarter 2013 and first quarter 2014. As of June 30, 2015, the aggregate remaining UPB in active FH proprietary securitizations from 2005 through 2007 was $5.5 billion consisting of $3.9 billion Alt-A mortgage loans and $1.7 billion Jumbo mortgage loans. No FH proprietary securitizations were created after 2007.

Representations and warranties were made to the securitization trustee, as the nominal purchaser of the loans, for the benefit of investors. As of June 30, 2015, the repurchase request pipeline contained no loan repurchase request related to FH proprietary first lien securitizations based on breaches of representations and warranties to the trustee.

FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties under federal law to review loans and otherwise act against FHN outside of the duties specified in the applicable trust documents. At June 30, 2015, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN.

Interests in securitized loans were sold as securities under prospectuses or other offering documents subject to the disclosure requirements of applicable federal and state securities laws. An investor could pursue (and in certain cases mentioned above, has pursued and is pursuing) a claim alleging that the prospectus or other disclosure documents were deficient by containing materially false or misleading information or by omitting material information. FHN believes a new federal securities law claim cannot be brought at this time due to the running of applicable limitation periods, but other claims might still be possible. Claims of this sort are resolved in a litigation context, unlike FHN’s GSE repurchase experience. FHN’s analysis of loss content and establishment of appropriate liabilities in these cases follow principles and practices associated with litigation matters as discussed above; that process does not involve the repurchase pipeline and repurchase liability.

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

The FDIC and FHLB of San Francisco subpoenas also concern loans sold by FHN to non-Agency purchasers on a whole-loan basis which were included by those purchasers in non-FH securitizations. See “Other Whole-Loan Sales” above for additional information concerning loans originated and sold by FHN that were included in the purchasers’ own securitizations. In addition, the FHLB of Seattle has subpoenaed FHN in connection with FHN-originated loans that were included in non-FH securitizations. The FDIC subpoena fails to identify the specific investments made by the failed banks. Other than the dollar amounts of those investments which are the subject of the FDIC’s active litigation as receiver for Colonial Bank (discussed above), FHN has limited information regarding at least some of the loans under review or the dollar amounts invested in relation to the FDIC and FHLB subpoenas. The FDIC subpoenas partially overlap with the ongoing litigation matters mentioned above under “Litigation - Loss Contingencies.”

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

Established Repurchase Liability

Based on currently available information and experience to date, FHN has evaluated its loan repurchase exposure and has accrued for losses of $117.2 million and $141.6 million as of June 30, 2015 and 2014, respectively, including a smaller amount related to equity-lending junior lien loan sales. FHN used all available information to estimate losses related to potential repurchase obligations not included in the DRAs including future MI rescissions, prior bulk servicing sales where FHN is no longer the directly responsible party but still has repurchase obligations, and obligations related to certain other loan sales, including repurchase obligations related to non-GSE loan sales. Additionally, FHN continues to monitor claims included in the active pipeline, historical repurchase rates, and loss

Note 10 – Contingencies and Other Disclosures (Continued)

severities. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

After the 2008 platform sale a substantial portion of FHN’s first lien portfolio was serviced through subservicing arrangements. FHN’s servicing activities, including foreclosure and loss mitigation practices, initially were outsourced through a subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). FHN entered into a replacement agreement in 2011 with a new subservicer (the “2011 subservicer”). Through third quarter 2013, FHN serviced a mortgage loan portfolio with an unpaid principal balance of approximately $15 billion as of September 30, 2013. In fourth quarter 2013 and first quarter 2014, FHN sold substantially all remaining servicing to the 2011 subservicer. As a result, the loan portfolio serviced by FHN at June 30, 2015 had an unpaid principal balance of $228.5 million. Servicing still retained by FHN continues to be subserviced by the 2011 subservicer.

FHN is subject to losses in its current and former loan servicing portfolio due to loan foreclosures. Foreclosure exposure arises from certain government agency agreements, as well as agreements with MI insurers, which limit the agency’s repayment guarantees on foreclosed loans and allow compensatory fees and penalties and curtailments of claims for violations of agreements or insurance policies, resulting in losses to the servicer. Foreclosure exposure also includes real estate costs, marketing costs, and costs to maintain properties.

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

Under FHN’s 2008 subservicing agreement, the 2008 subservicer had the contractual right to follow FHN’s prior servicing practices as they existed 180 days prior to August 2008 until the 2008 subservicer became aware that such practices did not comply with applicable servicing requirements, subject to the subservicer’s obligation to follow accepted servicing practices, applicable law, and new requirements, including evolving interpretations of such practices, law and requirements. In the event of a dispute such as that described below between FHN and the 2008 subservicer over any liabilities for the subservicer’s servicing and management of foreclosure or loss mitigation processes, FHN cannot predict the loss that may be incurred.

FHN’s 2008 subservicer has presented invoices and made demands under the 2008 subservicing agreement that FHN pay certain costs related to tax service contracts, miscellaneous transfer costs, servicing timeline penalties, compensatory damages, and curtailments charged by GSEs and a government agency prior to FHN’s transfer of subservicing to its 2011 subservicer in the amount of $8.6 million. The 2008 subservicer also is seeking reimbursement from FHN for expenditures the 2008 subservicer has incurred or anticipates it will incur under the consent decree and supervisory guidance relating to foreclosure review (collectively, “foreclosure review expenditures”). The foreclosure review expenditures for which the 2008 subservicer has sought reimbursement total $34.9 million. Although the most recent request was made in 2012, additional reimbursement requests might be made. FHN disagrees with the 2008 subservicer’s position and has made no reimbursements. In the event that the 2008 subservicer pursues its position through litigation, FHN believes it has meritorious defenses and intends to defend itself vigorously. FHN also believes that certain amounts billed to FHN by agencies for penalties and curtailments on claims by MI insurers for actions by the 2008 subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the 2008 subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

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

Note 10 – Contingencies and Other Disclosures (Continued)

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. In September 2014, Visa funded $450 million into the escrow account, and as a result FHN made a payment to the derivative counterparty of $2.4 million in October 2014. As of June 30, 2015, the conversion ratio is 165 percent reflecting the Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable at present.

As of June 30, 2015 and 2014, the derivative liabilities were $4.8 million and $4.7 million, respectively.

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. The Settlement has been approved by the court but that approval has been appealed by certain of the plaintiffs and a hearing has been scheduled for September 2015. Accordingly, the outcome of this matter remains uncertain. Additionally, other Covered Litigation matters are also pending judicial resolution, including new matters filed by class members who opted-out of the Settlement. So long as any Covered Litigation matter remains pending, FHN’s ability to transfer its Visa holdings continues to be restricted.

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

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$10	$17	$38	$55
Interest cost	9,020	8,660	360	458
Expected return on plan assets	(9,391)	(10,018)	(242)	(255)
Amortization of unrecognized:
Prior service cost/(credit)	83	87	(291)	(291)
Actuarial (gain)/loss	2,395	1,635	(244)	(252)

Net periodic benefit cost	$2,117	$381	$(379)	$(285)

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$20	$34	$75	$110
Interest cost	18,040	17,320	720	916
Expected return on plan assets	(18,783)	(20,036)	(483)	(510)
Amortization of unrecognized:
Prior service cost/(credit)	166	174	(582)	(582)
Actuarial (gain)/loss	4,791	3,270	(488)	(378)

Net periodic benefit cost	$4,234	$762	$(758)	$(444)

Note 12 – Business Segment Information

FHN has four business segments: regional banking, fixed income (formerly capital markets), corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees (in periods subsequent to first quarter 2014 these amounts are significantly lower), and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Consolidated
Net interest income	$166,640	$156,768	$323,506	$309,127
Provision for loan losses	2,000	5,000	7,000	15,000
Noninterest income	130,301	126,901	259,990	272,631
Noninterest expense	218,394	163,162	594,615	381,206

Income/(loss) before income taxes	76,547	115,507	(18,119)	185,552
Provision/(benefit) for income taxes	21,590	33,578	(671)	53,644

Net income/(loss)	$54,957	$81,929	$(17,448)	$131,908

Average assets	$25,414,048	$23,647,298	$25,528,689	$23,778,347

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014- 01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

Note 12 – Business Segment Information (Continued)

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2015	2014	2015	2014
Regional Banking
Net interest income	$165,908	$148,675	$320,317	$290,701
Provision/(provision credit) for loan losses	17,078	8,425	21,993	21,415
Noninterest income	65,989	66,227	126,193	126,219
Noninterest expense	144,203	132,996	279,983	265,539

Income/(loss) before income taxes	70,616	73,481	144,534	129,966
Provision/(benefit) for income taxes	24,996	26,070	51,377	46,153

Net income/(loss)	$45,620	$47,411	$93,157	$83,813

Average assets	$15,023,869	$13,053,129	$14,628,188	$12,835,470

Fixed Income
Net interest income	$4,297	$2,587	$8,620	$6,063
Noninterest income	56,001	47,564	117,566	104,323
Noninterest expense	51,214	116	105,897	52,714

Income/(loss) before income taxes	9,084	50,035	20,289	57,672
Provision/(benefit) for income taxes	3,171	19,143	7,338	21,986

Net income/(loss)	$5,913	$30,892	$12,951	$35,686

Average assets	$2,416,132	$2,074,593	$2,431,118	$2,056,581

Corporate
Net interest income/(expense)	$(17,376)	$(11,968)	$(33,460)	$(21,891)
Noninterest income	3,901	5,215	9,286	18,430
Noninterest expense	13,770	13,532	27,939	30,859

Income/(loss) before income taxes	(27,245)	(20,285)	(52,113)	(34,320)
Provision/(benefit) for income taxes	(15,882)	(16,369)	(27,522)	(26,997)

Net income/(loss)	$(11,363)	$(3,916)	$(24,591)	$(7,323)

Average assets	$5,565,279	$5,341,568	$5,987,666	$5,595,768

Non-Strategic
Net interest income	$13,811	$17,474	$28,029	$34,254
Provision/(provision credit) for loan losses	(15,078)	(3,425)	(14,993)	(6,415)
Noninterest income	4,410	7,895	6,945	23,659
Noninterest expense	9,207	16,518	180,796	32,094

Income/(loss) before income taxes	24,092	12,276	(130,829)	32,234
Provision/(benefit) for income taxes	9,305	4,734	(31,864)	12,502

Net income/(loss)	$14,787	$7,542	$(98,965)	$19,732

Average assets	$2,408,768	$3,178,008	$2,481,717	$3,290,528

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

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

The only trust included in the June 30, 2015 and June 30, 2014 balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Because the trust is consolidated, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$1,382	N/A	$—	N/A
Loans, net of unearned income	66,444	N/A	84,381	N/A
Less: Allowance for loan losses	214	N/A	725	N/A

Total net loans	66,230	N/A	83,656	N/A

Other assets	184	$69,077	410	$66,360

Total assets	$67,796	$69,077	$84,066	$66,360

Liabilities:
Term borrowings	$55,679	N/A	$74,103	N/A
Other liabilities	3	$51,861	4	$50,816

Total liabilities	$55,682	$51,861	$74,107	$50,816

Nonconsolidated Variable Interest Entities

Low Income Housing Partnerships. First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary of FTBNA, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing that is leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs as FTHC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.

LIHTC investments that do not qualify for the proportional amortization method as defined in ASU 2014-01 and discussed in Note 1 are accounted for using the equity method. Expenses associated with these investments were not material for the three and six months ended June 30, 2015 and 2014. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and six month periods ending June 30, 2015 and 2014 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2015	2014	2015	2014
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$2,180	$2,470	$4,360	$4,940
Low income housing tax credits	(2,363)	(2,463)	(4,726)	(4,925)
Other tax benefits related to qualifying LIHTC investments	(755)	(1,864)	(1,599)	(3,719)

Note 13 – Variable Interest Entities (Continued)

Other Tax Credit Investments. First Tennessee New Markets Corporation (“FTNMC”), a wholly-owned subsidiary of FTBNA, makes equity investments through wholly-owned subsidiaries as a non-managing member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of FTNMC’s investment in a NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs as FTNMC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTNMC could absorb losses that are significant to the NMTC LLCs as it has a risk of loss for its initial capital contributions, the managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond FTNMC’s initial capital contributions.

FTHC also makes equity investments as a limited partner or non-managing member in entities that receive Historic Tax Credits pursuant to Section 47 of the Internal Revenue Code. The purpose of these entities is the rehabilitation of historic buildings with the tax credits provided to incent private investment in the historic cores of cities and towns. These entities are considered VIEs as FTHC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FTHC could absorb losses that are significant to the entities as it has a risk of loss for its capital contributions and funding commitments to each partnership. The managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.

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

Proprietary Trust Preferred Issuances. FHN has previously issued junior subordinated debt to First Tennessee Capital II (“Capital II”). Capital II is considered a VIE as FHN’s capital contributions to this trust are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trust have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. FHN is not the trust’s primary beneficiary as FHN’s capital contributions to the trust are not considered variable interests as they are not “at risk”. Consequently, Capital II is not consolidated by FHN. In late July, 2015 FHN called its junior subordinated debt with a redemption date of August 21, 2015, and as a result Capital II called its 6.30 percent Capital Securities, Series B, for redemption.

Note 13 – Variable Interest Entities (Continued)

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2015:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$68,405	$11,976	(a)
Other Tax Credit Investments (b) (c)	21,690	—	Other assets
Small issuer trust preferred holdings (d)	344,321	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	50,506	63,686	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	24,664	—	(g)
Holdings of agency mortgage-backed securities (d)	3,929,684	—	(h)
Short positions in agency mortgage-backed securities (f)	N/A	1,486	Trading liabilities
Commercial loan troubled debt restructurings (i) (j)	36,047	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $56.4 million of current investments and $12.0 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other Liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $63.7 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $.6 million classified as MSR related to proprietary and agency residential mortgage securitizations and $4.9 million classified as Trading securities related to proprietary residential mortgage securitizations. Aggregate servicing advances of $19.1 million are classified as Other assets.
(h)	Includes $473.8 million classified as Trading securities and $3.5 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $30.9 million of current receivables and $5.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2014:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$60,134	$6,471	(a)
Other Tax Credit Investments (b) (c)	22,359	—	Other assets
Small issuer trust preferred holdings (d)	364,942	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	52,682	61,491	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	35,118	—	(g)
Holdings of agency mortgage-backed securities (d)	3,703,941	—	(h)
Short positions in agency mortgage-backed securities (f)	N/A	1,092	Trading liabilities
Commercial loan troubled debt restructurings (i) (j)	57,157	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

(a)	Maximum loss exposure represents $53.7 million of current investments and $6.5 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other Liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $61.5 million classified as Term borrowings.

Note 13 – Variable Interest Entities (Continued)

(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $1.1 million classified as MSR related to proprietary and agency residential mortgage securitizations and $6.4 million classified as Trading securities related to proprietary and agency residential mortgage securitizations. Aggregate servicing advances of $27.6 million are classified as Other assets.
(h)	Includes $371.7 million classified as Trading securities and $3.3 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $54.0 million of current receivables and $3.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 – Derivatives

In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) through its fixed income and risk management operations, as part of its risk management strategy and as a means to meet customers’ needs. Derivative instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet as required by GAAP. The contractual or notional amounts of these financial instruments do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. The Asset/Liability Committee (“ALCO”) controls, coordinates, and monitors the usage and effectiveness of these financial instruments.

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On June 30, 2015 and 2014, respectively, FHN had $80.6 million and $101.6 million of cash receivables and $41.1 million and $71.3 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Fixed Income

FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $100.2 million and $90.1 million for the six months ended June 30, 2015 and 2014, respectively, and $46.7 million and $40.5 million for the three months ended June 30, 2015 and 2014, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with fixed income trading activities as of June 30, 2015 and 2014:

	June 30, 2015
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,640,844	$66,078	$3,285
Offsetting Upstream Interest Rate Contracts	1,640,844	3,285	66,078
Option Contracts Purchased	15,000	55	—
Forwards and Futures Purchased	2,297,489	2,773	2,174
Forwards and Futures Sold	2,531,248	2,526	2,614

	June 30, 2014
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,760,032	$80,710	$4,948
Offsetting Upstream Interest Rate Contracts	1,760,032	4,948	80,710
Option Contracts Purchased	17,500	29	—
Option Contracts Written	5,000	—	4
Forwards and Futures Purchased	2,378,633	4,571	330
Forwards and Futures Sold	2,487,732	548	4,980

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $250.0 million and $554.0 million on June 30, 2015 and 2014, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps was $9.1 million and $28.1 million in Derivative assets on June 30, 2015 and 2014, respectively. $304.0 million of these borrowings matured in January 2015.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet amount of this swap was $4.5 million and $14.0 million in Derivative assets as of June 30, 2015 and 2014, respectively. There was no ineffectiveness related to this hedge.

FHN designates derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualify for hedge accounting under ASC 815-20 using the long-haul method. FHN hedges the interest rate risk of the subordinated debt totaling $200 million using a pay floating, receive fixed interest rate swap. The balance sheet amount of this swap was $5.1 million and $12.1 million in Derivative liabilities as of June 30, 2015 and 2014, respectively. There was no ineffectiveness related to this hedge.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt in November 2014. The balance sheet impact of this swap was $2.3 million in Derivative assets as of June 30, 2015. There was an insignificant level of ineffectiveness related to this hedge.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of and for the three and six months ended June 30, 2015 and 2014:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$744,167	$24,148	$409		$(6,158)	$(1,915)
Offsetting Upstream Interest Rate Contracts (a)	744,167	409	24,648		6,158	1,915
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,350,000	$15,954	$5,131		$(10,810)	$(9,840)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,350,000	(c)	$10,735 (d)	$9,812 (d)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$759,266	$28,143	$997		$2,714	$2,069
Offsetting Upstream Interest Rate Contracts (a)	775,204	997	28,643		(2,714)	(2,069)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$42,121	$12,095		$(3,628)	$(3,239)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$3,628 (d)	$3,239 (d)

(a)	Gains/losses included in the All other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

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

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of and for the three and six months ended June 30, 2015 and 2014:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$640	$63		$104
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(62	) (c)	$(103	) (c)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$900	$42		$105
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(41	) (c)	$(104	) (c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2015, the derivative liabilities associated with the sales of Visa Class B shares were $4.8 million compared to $4.7 million as of June 30, 2014. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2015 and 2014, these loans were valued at $3.5 million and $.8 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.

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

Interest rate derivatives are subject to agreements consistent with standard agreement forms of the International Swap and Derivatives Association (“ISDA”). Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a counterparty with access to a clearinghouse occurs and collateral is posted. Cash collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s balance sheet.

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

Note 14 – Derivatives (Continued)

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $72.5 million of assets and $71.6 million of liabilities on June 30, 2015, and $116.8 million of assets and $91.6 million of liabilities on June 30, 2014. As of June 30, 2015 and 2014, FHN had received collateral of $144.2 million and $190.6 million and posted collateral of $71.9 million and $92.3 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $72.5 million of assets and $17.0 million of liabilities on June 30, 2015, and $116.8 million of assets and $23.2 million of liabilities on June 30, 2014. As of June 30, 2015 and 2014, FHN had received collateral of $144.2 million and $190.6 million and posted collateral of $23.3 million and $28.8 million, respectively, in the normal course of business related to these contracts.

Fixed income buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts, and are generally not subject to master netting agreements. For futures and options, FHN transacts through a third party, and the transactions are subject to margin and collateral maintenance requirements. In the event of default, open positions can be offset along with the associated collateral.

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

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of June 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2015 (b)	$109,874	$—	$109,874	$(15,750)	$(93,656)	$468
2014 (b)	156,919	—	156,919	(26,475)	(129,064)	1,380

(a)	Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of June 30, 2015 and 2014, $5.4 million and $5.1 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2015 and 2014 are comprised entirely of interest rate derivative contracts.

Note 14 – Derivatives (Continued)

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of June 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2015 (b)	$100,191	$—	$100,191	$(15,750)	$(68,775)	$15,666
2014 (b)	128,293	—	128,293	(26,475)	(88,935)	12,883

(a)	Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of June 30, 2015 and 2014, $9.6 million and $10.0 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2015 and 2014 are comprised entirely of interest rate derivative contracts.

Note 15 –Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions

For repurchase, reverse repurchase and securities borrowing and lending transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements within FHN’s fixed income business, transactions are collateralized by securities which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities, securities are typically pledged at the time of the transaction and not released until settlement. For asset positions, the collateral is not included on FHN’s Consolidated Condensed Statements of Condition. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of June 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2015	$816,991	$—	$816,991	$(3,605)	$(805,178)	$8,208
2014	624,477	—	624,477	(61,094)	(555,665)	7,718

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of June 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2015	$311,760	$—	$311,760	$(3,605)	$(308,088)	$67
2014	475,530	—	475,530	(61,094)	(414,373)	63

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following table provides a detail, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of June 30:

	June 30, 2015
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$15,175	$—	$15,175
Government agency issued MBS	93,697	—	93,697
Government agency issued CMO	190,438	12,450	202,888

Total Securities sold under agreements to repurchase	$299,310	$12,450	$311,760

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - fixed income:
U.S. treasuries	$—	$109,998	$—	$109,998
Government agency issued MBS	—	327,082	—	327,082
Government agency issued CMO	—	146,675	—	146,675
Other U.S. government agencies	—	83,416	—	83,416
States and municipalities	—	64,597	—	64,597
Corporate and other debt	—	393,191	5	393,196
Equity, mutual funds, and other	—	3,602	—	3,602

Total trading securities - fixed income	—	1,128,561	5	1,128,566

Trading securities - mortgage banking:
Principal only	—	—	3,740	3,740
Interest only	—	—	78	78
Subordinated bonds	—	—	1,106	1,106

Total trading securities - mortgage banking	—	—	4,924	4,924

Loans held-for-sale	—	—	26,525	26,525
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	830,640	—	830,640
Government agency issued CMO	—	2,625,286	—	2,625,286
Other U.S. government agencies	—	—	1,560	1,560
States and municipalities	—	7,955	1,500	9,455
Equity, mutual funds, and other	25,825	—	—	25,825

Total securities available-for-sale	25,825	3,463,981	3,060	3,492,866

Other assets:
Mortgage servicing rights	—	—	2,158	2,158
Deferred compensation assets	27,341	—	—	27,341
Derivatives, forwards and futures	5,299	—	—	5,299
Derivatives, interest rate contracts	—	109,929	—	109,929
Derivatives, other	—	2	—	2

Total other assets	32,640	109,931	2,158	144,729

Total assets	$58,465	$4,702,473	$36,672	$4,797,610

Trading liabilities - fixed income:
U.S. treasuries	$—	$406,879	$—	$406,879
Government agency issued MBS	—	1,486	—	1,486
Other U.S. government agencies	—	25,036	—	25,036
Corporate and other debt	—	299,163	—	299,163

Total trading liabilities - fixed income	—	732,564	—	732,564

Other liabilities:
Derivatives, forwards and futures	4,788	—	—	4,788
Derivatives, interest rate contracts	—	100,191	—	100,191
Derivatives, other	—	26	4,810	4,836

Total other liabilities	4,788	100,217	4,810	109,815

Total liabilities	$4,788	$832,781	$4,810	$842,379

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	June 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - fixed income:
U.S. treasuries	$—	$235,389	$—	$235,389
Government agency issued MBS	—	195,911	—	195,911
Government agency issued CMO	—	175,799	—	175,799
Other U.S. government agencies	—	71,228	—	71,228
States and municipalities	—	41,144	—	41,144
Corporate and other debt	—	402,348	5	402,353
Equity, mutual funds, and other	—	22,040	—	22,040

Total trading securities - fixed income	—	1,143,859	5	1,143,864

Trading securities - mortgage banking:
Principal only	—	—	4,707	4,707
Interest only	—	—	322	322
Subordinated bonds	—	—	1,387	1,387

Total trading securities - mortgage banking	—	—	6,416	6,416

Loans held-for-sale	—	—	232,487	232,487
Securities available-for-sale:
U.S. treasuries	—	39,999	—	39,999
Government agency issued MBS	—	762,842	—	762,842
Government agency issued CMO	—	2,569,388	—	2,569,388
Other U.S. government agencies	—	—	2,061	2,061
States and municipalities	—	13,655	1,500	15,155
Venture capital	—	—	2,300	2,300
Equity, mutual funds, and other	25,995	—	—	25,995

Total securities available-for-sale	25,995	3,385,884	5,861	3,417,740

Other assets:
Mortgage servicing rights	—	—	3,197	3,197
Deferred compensation assets	24,860	—	—	24,860
Derivatives, forwards and futures	5,119	—	—	5,119
Derivatives, interest rate contracts	—	156,948	—	156,948

Total other assets	29,979	156,948	3,197	190,124

Total assets	$55,974	$4,686,691	$247,966	$4,990,631

Trading liabilities - fixed income:
U.S. treasuries	$—	$479,210	$—	$479,210
Government agency issued MBS	—	1,092	—	1,092
Other U.S. government agencies	—	11,167	—	11,167
States and municipalities	—	3,216	—	3,216
Corporate and other debt	—	211,434	—	211,434

Total trading liabilities - fixed income	—	706,119	—	706,119

Other liabilities:
Derivatives, forwards and futures	5,310	—	—	5,310
Derivatives, interest rate contracts	—	128,297	—	128,297
Derivatives, other	—	4	4,725	4,729

Total other liabilities	5,310	128,301	4,725	138,336

Total liabilities	$5,310	$834,420	$4,725	$844,455

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2015 and 2014, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2015
(Dollars in thousands)	Trading securities		Loans held- for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on April 1, 2015	$5,326		$26,700		$3,191	$2,342	$(5,005)
Total net gains/(losses) included in:
Net income	69		248		—	—	(107)
Other comprehensive income /(loss)	—		—		(14)	—	—
Purchases	—		324		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	—	—
Settlements	(466)		(329)		(117)	(184)	302
Net transfers into/(out of) Level 3	—		(418	) (b)	—	—	—

Balance on June 30, 2015	$4,929		$26,525		$3,060	$2,158	$(4,810)

Net unrealized gains/(losses) included in net income	$69	(a)	$248	(a)	$—	$—	$(107	) (d)

	Three Months Ended June 30, 2014
					AFS Securities			Mortgage
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net	Net derivative liabilities
Balance on April 1, 2014	$6,593		$229,219		$3,682	$4,300		$4,687	$(4,945)
Total net gains/(losses) included in:
Net income	43		8,214		—	(2,000)		113	(101)
Other comprehensive income /(loss)	—		—		(15)	—		—	—
Purchases	—		476		—	—		—	—
Issuances	—		—		—	—		—	—
Sales	—		—		—	—		(1,400)	—
Settlements	(215)		(4,607)		(106)	—		(203)	321
Net transfers into/(out of) Level 3	—		(815	) (b)	—	—		—	—

Balance on June 30, 2014	$6,421		$232,487		$3,561	$2,300		$3,197	$(4,725)

Net unrealized gains/(losses) included in net income	$(74	) (a)	$8,214	(a)	$—	$(2,000	) (c)	$77 (a)	$(101	) (d)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(d)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2015 and 2014, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2015
(Dollars in thousands)	Trading securities		Loans held- for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on January 1, 2015	$5,643		$27,910		$3,307	$2,517	$(5,240)
Total net gains/(losses) included in:
Net income	239		1,390		—	—	(164)
Other comprehensive income / (loss)	—		—		(28)	—	—
Purchases	—		1,178		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	—	—
Settlements	(953)		(2,819)		(219)	(359)	594
Net transfers into/(out of) Level 3	—		(1,134	) (b)	—	—	—

Balance on June 30, 2015	$4,929		$26,525		$3,060	$2,158	$(4,810)

Net unrealized gains/(losses) included in net income	$239	(a)	$1,390	(a)	$—	$—	$(164	) (d)

	Six Months Ended June 30, 2014
				Securities available-for-sale			Mortgage
(Dollars in thousands)	Trading securities	Loans held- for-sale		Investment portfolio	Venture Capital		servicing rights, net	Net derivative liabilities
Balance on January 1, 2014	$7,200	$230,456		$3,826	$4,300		$72,793	$(2,915)
Total net gains/(losses) included in:
Net income	(42)	9,401		—	(2,000)		1,246	(2,442)
Other comprehensive income /(loss)	—	—		(32)	—		—	—
Purchases	1,559	4,582		—	—		—	—
Issuances	—	—		—	—		—	—
Sales	(1,715)	—		—	—		(69,919)	—
Settlements	(581)	(8,800)		(233)	—		(923)	632
Net transfers into/(out of) Level 3	—	(3,152	) (b)	—	—		—	—

Balance on June 30, 2014	$6,421	$232,487		$3,561	$2,300		$3,197	$(4,725)

Net unrealized gains/(losses) included in net income	$34 (a)	$9,401	(a)	$—	$(2,000	) (c)	$150 (a)	$(2,442	) (d)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Represents recognized gains and losses attributable to venture capital investments classified within securities available-for-sale that are included in securities gains/(losses) in noninterest income.
(d)	Included in Other expense.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at June 30, 2015 and 2014, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

	Carrying value at June 30, 2015				Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - first mortgages	$—	$—	$849	$849	$—	$38
Loans, net of unearned income (a)	—	—	38,913	38,913	(641)	(2,182)
Real estate acquired by foreclosure (b)	—	—	29,109	29,109	(1,284)	(1,660)
Other assets (c)	—	—	28,265	28,265	(549)	(944)

					$(2,474)	$(4,748)

	Carrying value at June 30, 2014				Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - SBAs	$—	$3,471	$—	$3,471	$1	$43
Loans held-for-sale - first mortgages	—	—	9,004	9,004	7	(10)
Loans, net of unearned income (a)	—	—	53,652	53,652	(469)	(677)
Real estate acquired by foreclosure (b)	—	—	38,781	38,781	(533)	(1,391)
Other assets (c)	—	—	29,622	29,622	(862)	(1,187)

					$(1,856)	$(3,222)

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of June 30, 2015 and 2014:

(Dollars in Thousands)
Level 3 Class	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$4,924	Discounted cash flow	Prepayment speeds	42% - 43%

			Discount rate	5% - 56%
Loans held-for-sale - residential real estate	27,374	Discounted cash flow	Prepayment speeds -First mortgage	2% - 20%

			Prepayment speeds - HELOC	5% - 15%

			Foreclosure losses	50% - 60%

			Loss severity trends - First mortgage	10% - 70% of UPB

			Loss severity trends - HELOC	35% - 100% of UPB

			Draw rate - HELOC	5% - 12%
Derivative liabilities, other	4,810	Discounted cash flow	Visa covered litigation resolution amount	$4.5 billion - $5.5 billion

			Probability of resolution scenarios	5% - 25%

			Time until resolution	6 - 42 months
Loans, net of unearned income (a)	38,913	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal

		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value

			Financial Statements/Auction values adjustment	0% -25% of reported value
Real estate acquired by foreclosure (b)	29,109	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	28,265	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield

		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at June 30, 2014	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$6,416	Discounted cash flow	Prepayment speeds	43% - 47%

			Discount rate	40% - 85%
Loans held-for-sale - residential real estate	241,491	Discounted cash flow	Prepayment speeds - First mortgage	6% - 10%

			Prepayment speeds - HELOC	5% - 15%

			Credit spreads	2% - 4%

			Delinquency adjustment factor	15% - 25% added to credit spread

			Loss severity trends - First mortgage	50% - 60% of UPB

			Loss severity trends - HELOC	50% - 100% of UPB

			Draw Rate - HELOC	5% - 12%
Derivative liabilities, other	4,725	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion

			Probability of resolution scenarios	10% - 30%

			Time until resolution	12 - 42 months
Loans, net of unearned income (a)	53,652	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal

		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value

			Financial Statements/Auction Values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	38,781	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	29,622	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield

		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 – Financial Information for additional information.

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

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

Loans held-for-sale. Foreclosure losses in 2015, credit spreads and delinquency adjustment factors in 2014, and prepayment rates in 2015 and 2014 are significant unobservable inputs used in the fair value measurement of FHN’s residential real estate loans held-for-sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. Draw rates are an additional significant unobservable input for HELOCs. Increases (decreases) in the draw rate estimates for HELOCs would increase (decrease) their fair value. All observable and unobservable inputs are re-assessed monthly. Fair value measurements are reviewed at least monthly by FHN’s Corporate Accounting Department.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Derivative liabilities. In conjunction with the sales of portions of its Visa Class B shares, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN uses a discounted cash flow methodology in order to estimate the fair value of FHN’s derivative liabilities associated with its prior sales of Visa Class B shares. The methodology includes estimation of both the resolution amount for Visa’s Covered Litigation matters as well as the length of time until the resolution occurs. Significant increases (decreases) in either of these inputs in isolation would result in significantly higher (lower) fair value measurements for the derivative liabilities. Additionally, FHN performs a probability weighted multiple resolution scenario to calculate the estimated fair value of these derivative liabilities. Assignment of higher (lower) probabilities to the larger potential resolution scenarios would result in an increase (decrease) in the estimated fair value of the derivative liabilities. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures. The valuation inputs and process are discussed with senior and executive management when significant events affecting the estimate of fair value occur. Inputs are compared to information obtained from the public issuances and filings of Visa, Inc. as well as public information released by other participants in the applicable litigation matters.

Loans, net of unearned income and Real estate acquired by foreclosure. Collateral-dependent loans and Real estate acquired by foreclosure are primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Multiple appraisal firms are utilized to ensure that estimated values are consistent between firms. This process occurs within FHN’s Credit Risk Management (commercial) and Default Servicing functions (primarily consumer) and the Credit Risk Management Committee reviews valuation methodologies and loss information for reasonableness. Back testing is performed during the year through comparison to ultimate disposition values and is reviewed quarterly within the Credit Risk Management function. Other collateral (receivables, inventory, equipment, etc.) is valued through borrowing base certificates, financial statements and/or auction valuations. These valuations are discounted based on the quality of reporting, knowledge of the marketability/collectability of the collateral and historical disposition rates.

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

	June 30, 2015
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$26,525	$40,577	$(14,052)
Nonaccrual loans	6,238	12,316	(6,078)
Loans 90 days or more past due and still accruing	1,622	2,056	(434)

	June 30, 2014
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$232,487	$367,173	$(134,686)
Nonaccrual loans	69,571	134,014	(64,443)
Loans 90 days or more past due and still accruing	7,291	13,504	(6,213)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$248	$8,214	$1,390	$9,401

For the three months ended June 30, 2015, and 2014, the amounts for residential real estate loans held-for-sale include gains of $.3 million and $.9 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. For the six months ended June 30, 2015, and 2014, the amounts for loans held-for-sale include gains of $.7 million and $2.6 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Loans held-for-sale. Residential real estate loans held-for-sale are valued using current transaction prices and/or values on similar assets when available. Uncommitted bids may be adjusted based on other available market information. For all other loans FHN determines the fair value of residential real estate loans held-for-sale using a discounted cash flow model which incorporates both observable and unobservable inputs. Commencing in fourth quarter 2014, inputs include current mortgage rates for similar products, estimated prepayment rates, foreclosure losses, and various loan performance measures (delinquency, LTV, credit score). Prior to fourth quarter 2014, typical inputs included contractual cash flow requirements, current mortgage rates for similar products, estimated prepayment rates, credit spreads and delinquency penalty adjustments. Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure. The valuation of HELOCs also incorporates estimates of loan draw rates as well as estimated cancellation rates for loans expected to become delinquent.

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

Valuations of other derivatives (primarily interest rate related swaps, swaptions, caps, and collars) are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, Overnight Indexed Swap (“OIS”) curve, option volatility, and option skew. In measuring the fair value of these derivative assets and liabilities, FHN has elected to consider credit risk based on the net exposure to individual counterparties. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as customer loan grades and debt ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value. The determination of fair value for FHN’s derivative liabilities associated with its prior sales of Visa Class B shares are classified within Level 3 in the fair value measurements disclosure as previously discussed in the unobservable inputs discussion.

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

Nonearning assets. For disclosure purposes, nonearning assets include cash and due from banks, accrued interest receivable, and fixed income receivables. Due to the short-term nature of cash and due from banks, accrued interest receivable, and fixed income receivables, the fair value is approximated by the book value.

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

Other noninterest-bearing liabilities. For disclosure purposes, other noninterest-bearing liabilities include accrued interest payable and fixed income payables. Due to the short-term nature of these liabilities, the book value is considered to approximate fair value.

Loan commitments. Fair values of these commitments are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Other commitments. Fair values of these commitments are based on fees charged to enter into similar agreements.

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of June 30, 2015 and 2014, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by the challenging economic conditions experienced during the past several years, including housing price declines and the effect on estimated collateral values, elevated unemployment or underemployment and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital assumption and cash flow volatility from these assets and the resulting fair value measurements may depart significantly from our internal estimates of the intrinsic value of these assets.

Assets and liabilities that are not financial instruments have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Additionally, these measurements are solely for financial instruments as of the measurement date and do not consider the earnings potential of our various business lines. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded loan commitments and stand by and other commitments as of June 30, 2015 and 2014.

	June 30, 2015
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$9,753,813	$—	$—	$9,716,906	$9,716,906
Commercial real estate	1,379,223	—	—	1,362,420	1,362,420
Retail:
Consumer real estate	4,784,814	—	—	4,637,309	4,637,309
Permanent mortgage	465,302	—	—	434,145	434,145
Credit card & other	332,269	—	—	333,921	333,921

Total loans, net of unearned income and allowance for loan losses	16,715,421	—	—	16,484,701	16,484,701

Short-term financial assets
Interest-bearing cash	344,944	344,944	—	—	344,944
Federal funds sold	77,039	—	77,039	—	77,039
Securities purchased under agreements to resell	816,991	—	816,991	—	816,991

Total short-term financial assets	1,238,974	344,944	894,030	—	1,238,974

Trading securities (a)	1,133,490	—	1,128,561	4,929	1,133,490
Loans held-for-sale (a)	127,196	—	—	127,196	127,196
Securities available-for-sale (a) (b)	3,648,860	25,825	3,463,981	159,054	3,648,860
Securities held-to-maturity	4,306	—	—	5,356	5,356
Derivative assets (a)	115,230	5,299	109,931	—	115,230

Other assets
Tax credit investments	90,095	—	—	60,619	60,619
Deferred compensation assets	27,341	27,341	—	—	27,341

Total other assets	117,436	27,341	—	60,619	87,960

Nonearning assets
Cash & due from banks	274,256	274,256	—	—	274,256
Fixed income receivables	91,069	—	91,069	—	91,069
Accrued interest receivable	57,346	—	57,346	—	57,346

Total nonearning assets	422,671	274,256	148,415	—	422,671

Total assets	$23,523,584	$677,665	$5,744,918	$16,841,855	$23,264,438

Liabilities:
Deposits:
Defined maturity	$1,169,153	$—	$1,173,899	$—	$1,173,899
Undefined maturity	17,505,320	—	17,505,320	—	17,505,320

Total deposits	18,674,473	—	18,679,219	—	18,679,219

Trading liabilities (a)	732,564	—	732,564	—	732,564

Short-term financial liabilities
Federal funds purchased	556,862	—	556,862	—	556,862
Securities sold under agreements to repurchase	311,760	—	311,760	—	311,760
Other short-term borrowings	150,350	—	150,350	—	150,350

Total short-term financial liabilities	1,018,972	—	1,018,972	—	1,018,972

Term borrowings
Real estate investment trust-preferred	45,930	—	—	49,350	49,350

Term borrowings - new market tax credit investment	18,000	—	—	17,983	17,983
Borrowings secured by residential real estate	55,679	—	—	48,051	48,051
Other long term borrowings	1,438,038	—	1,411,226	—	1,411,226

Total term borrowings	1,557,647	—	1,411,226	115,384	1,526,610

Derivative liabilities (a)	109,815	4,788	100,217	4,810	109,815

Other noninterest-bearing liabilities
Fixed income payables	54,301	—	54,301	—	54,301
Accrued interest payable	16,382	—	16,382	—	16,382

Total other noninterest-bearing liabilities	70,683	—	70,683	—	70,683

Total liabilities	$22,164,154	$4,788	$22,012,881	$120,194	$22,137,863

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $65.8 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	June 30, 2014
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$8,334,245	$—	$—	$8,244,011	$8,244,011
Commercial real estate	1,215,692	—	—	1,168,748	1,168,748
Retail:
Consumer real estate	5,100,893	—	—	4,810,173	4,810,173
Permanent mortgage	570,274	—	—	513,946	513,946
Credit card & other	330,977	—	—	332,924	332,924

Total loans, net of unearned income and allowance for loan losses	15,552,081	—	—	15,069,802	15,069,802

Short-term financial assets
Interest-bearing cash	255,920	255,920	—	—	255,920
Federal funds sold	51,537	—	51,537	—	51,537
Securities purchased under agreements to resell	624,477	—	624,477	—	624,477

Total short-term financial assets	931,934	255,920	676,014	—	931,934

Trading securities (a)	1,150,280	—	1,143,859	6,421	1,150,280
Loans held-for-sale (a)	358,945	—	3,471	355,474	358,945
Securities available-for-sale (a) (b)	3,576,542	25,995	3,385,884	164,663	3,576,542
Securities held-to-maturity	4,279	—	—	5,556	5,556
Derivative assets (a)	162,067	5,119	156,948	—	162,067

Other assets
Tax credit investments	82,493	—	—	70,306	70,306
Deferred compensation assets	24,860	24,860	—	—	24,860

Total other assets	107,353	24,860	—	70,306	95,166

Nonearning assets
Cash & due from banks	417,108	417,108	—	—	417,108
Fixed income receivables	174,224	—	174,224	—	174,224
Accrued interest receivable	67,132	—	67,132	—	67,132

Total nonearning assets	658,464	417,108	241,356	—	658,464

Total assets	$22,501,945	$729,002	$5,607,532	$15,672,222	$22,008,756

Liabilities:
Deposits:
Defined maturity	$1,312,419	$—	$1,319,686	$—	$1,319,686
Undefined maturity	14,845,068	—	14,845,068	—	14,845,068

Total deposits	16,157,487	—	16,164,754	—	16,164,754
Trading liabilities (a)	706,119	—	706,119	—	706,119
Short-term financial liabilities
Federal funds purchased	947,946	—	947,946	—	947,946
Securities sold under agreements to repurchase	475,530	—	475,530	—	475,530
Other short-term borrowings	1,073,250	—	1,073,250	—	1,073,250

Total short-term financial liabilities	2,496,726	—	2,496,726	—	2,496,726

Term borrowings
Real estate investment trust-preferred	45,862	—	—	49,350	49,350
Term borrowings - new market tax credit investment	18,000	—	—	17,940	17,940
Borrowings secured by residential real estate	74,103	—	—	63,951	63,951
Other long term borrowings	1,363,244	—	1,357,728	—	1,357,728

Total term borrowings	1,501,209	—	1,357,728	131,241	1,488,969

Derivative liabilities (a)	138,336	5,310	128,301	4,725	138,336

Other noninterest-bearing liabilities
Fixed income payables	95,299	—	95,299	—	95,299
Accrued interest payable	23,218	—	23,218	—	23,218

Total other noninterest-bearing liabilities	118,517	—	118,517	—	118,517

Total liabilities	$21,118,394	$5,310	$20,972,145	$135,966	$21,113,421

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 – Financial Information for additional information.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
(Dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Unfunded Commitments:
Loan commitments	$7,507,315	$7,227,433	$2,761	$2,079
Standby and other commitments	304,860	307,543	4,846	5,150

Certain previously reported amounts have been reclassified to agree with current presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of June 30, 2015, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

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

FHN is composed of the following operating segments:

•	Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, along with credit card and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally.

•	Fixed income (formerly Capital markets) provides financial services for depository and non-depository institutions through the sale and distribution of fixed income securities, loan sales, portfolio advisory services, and derivative sales.

•	Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance (“BOLI”), unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives.

•	Non-strategic includes exited businesses and wind-down national consumer lending activities, other discontinued products, loan portfolios and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

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

On October 21, 2014, FHN entered into an agreement with TrustAtlantic Financial Corporation (“TrustAtlantic Financial”) by which TrustAtlantic Financial will merge into a subsidiary of FHN. On December 16, 2014, the parties signed an amendment to the merger agreement. In the transaction, approximately 75 percent of the shares of TrustAtlantic Financial will be converted into shares of FHN common stock at an exchange ratio of 1.3261 FHN shares for each TrustAtlantic Financial share, and approximately 25 percent of the shares of TrustAtlantic Financial will be converted into cash. The aggregate transaction value is estimated to be approximately $109 million (inclusive of TrustAtlantic warrants that FHN is assuming will be exercised and converted into TrustAtlantic shares before the transaction closes), based on FHN’s common stock value of $15.67 at June 30, 2015. TrustAtlantic Financial reported on a consolidated basis, approximately $430 million of total assets and approximately $368 million of total deposits at June 30, 2015. The transaction is expected to close in the second half of 2015, subject to regulatory approvals and other customary conditions to closing.

In second quarter 2015, FHN changed the name of its capital markets business segment to fixed income. In conjunction with this change the line item previously titled ‘Capital markets’ was changed to ‘Fixed income’ on the Consolidated Condensed Statements of Income and the line items previously titled ‘Capital markets receivables’ and ‘Capital markets payables’ were changed to ‘Fixed income receivables’ and ‘Fixed income payables’, respectively on the Consolidated Condensed Statements of Condition. This change constituted only a name change and did not affect the composition of the business segment or the composition of the income statement or balance sheet line items affected.

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

ADOPTION OF ACCOUNTING UPDATES

Effective January 1, 2015, FHN retroactively adopted the requirements of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” with an election to use the proportional amortization method for all qualifying investments. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. The retrospective application of ASU 2014-01 resulted in an increase in Diluted earnings/(loss) per share of $.01 for the three and six months ended June 30, 2014, as well as for the year ended December 31, 2014. Additionally, Income/(loss) available to shareholders increased $.7 million and $1.5 million for the three and six months ended June 30, 2014 and $3.0 million for the year ended December 31, 2014 versus previously reported amounts. FHN also recognized a decrease to Shareholders’ equity of $10.9 million at June 30, 2014 and $9.4 million at December 31, 2014 versus previously reported amounts. All prior periods, applicable tables and associated narrative have been revised to reflect this change. See Note 1 – Financial Information for additional information.

Non-GAAP Measures

Certain measures are included in the narrative and tables in this MD&A that are “non-GAAP”, meaning (under U.S. financial reporting rules) they are not presented in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and also are not codified in U.S. banking regulations currently applicable to FHN. Although other entities may use calculation methods that differ from those used by FHN for non-GAAP measures, FHN’s management believes such measures are relevant to understanding the capital position or financial results of FHN. Non-GAAP measures are reported to FHN’s management and Board of Directors through various internal reports.

Presentation of regulatory measures, even those which are not GAAP, provide a meaningful base for comparability to other financial institutions subject to the same regulations as FHN, as demonstrated by their use by banking regulators in reviewing capital adequacy of financial institutions. Although not GAAP terms, these regulatory measures are not considered “non-GAAP” under U.S. financial reporting rules as long as their presentation conforms to regulatory standards. Regulatory measures used in this MD&A include: tier 1 capital, generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk based capital regulations; common equity tier 1 capital (for periods subsequent to fourth quarter 2014), generally defined as common equity less goodwill, other intangibles, and certain other required regulatory deductions; and risk weighted assets (“RWA”), which is a measure of total on- and off-balance sheet assets adjusted for credit and market risk, used to determine regulatory capital ratios. The regulatory common equity tier 1 used in 2015 and later periods is not the same as the non-regulatory, non-GAAP tier 1 common commonly used prior to 2015; comparisons between the two are not meaningful.

The non-GAAP measure presented in this filing is the tier 1 common capital ratio (for periods prior to first quarter 2015). Refer to Table 25 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the pace, consistency, and extent of recovery of values and activity in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting FHN directly or affecting its customers, business counterparties or competitors; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board (“MSRB”), the Consumer Financial Protection Bureau (“CFPB”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended June 30, 2015, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

For second quarter 2015, FHN reported net income available to common shareholders of $50.6 million or $.22 per diluted share compared to net income of $77.5 million or $.33 per diluted share in second quarter 2014. For the six months ended June 30, 2015, FHN reported a net loss available to common shareholders of $26.2 million or $.11 loss per diluted share compared to net income of $123.1 million or $.52 per diluted share for the six months ended June 30, 2014. The decline in results for the second quarter compared to the prior year was driven by an increase in expenses, which more than offset an increase in revenues and a reduction in the loan loss provision. The decline in results for the six months ended June 30, 2015 compared to the prior year was the result of an increase in expenses and lower noninterest income, partially mitigated by an increase in net interest income and lower loan loss provisioning.

In the first half of 2015, FHN recorded a charge to litigation and regulatory matters of $162.5 million related to a settlement with two federal agencies, the Department of Justice (“DOJ”) and the Department of Housing and Urban Development Office of Inspector General (“HUD”), to settle potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans.

Total revenue increased $13.3 million and $1.7 million, respectively, for the three and six months ended June 30, 2015 to $296.9 million and $583.5 million. The increase in revenue for both periods was primarily driven by an increase in net interest income (“NII”) and higher fixed income product revenue in 2015 compared to 2014, partially offset by a decline in mortgage banking income. For the three months ended June 30, 2015 compared to 2014, the decline in mortgage banking income was the result of a higher mortgage warehouse valuation in 2014 associated with the non-performing portion of the held-for-sale (“HFS”) portfolio. For the six months ended June 30, 2015 compared to 2014, the decrease in mortgage banking income was also affected by the receipt of approximately $20.0 million of additional servicing fees in first quarter 2014 in conjunction with servicing sales.

Expenses for the three and six months ended June 30, 2015 were $218.4 million and $594.6 million, respectively, compared to $163.2 million and $381.2 million, respectively, for the three and six months ended June 30, 2014. For the quarter ended June 30, 2015 compared to 2014, the expense increase was largely driven by $47.1 million in expense recoveries recognized in second quarter 2014, as well as an increase in personnel-related expenses in second quarter 2015. The second quarter 2014 expense recoveries were related to agreements reached with insurance companies for litigation losses and legal fees associated with a lawsuit FHN settled in 2011 involving the bankruptcy trustee for Sentinel Management Group Inc. For the six months ended June 30, 2015 compared to 2014, the increase in expenses was primarily the result of the $162.5 million charge to litigation and regulatory matters related to the settlement reached with DOJ/HUD previously mentioned coupled with the 2014 Sentinel expense recoveries. Increased personnel expense for the six months ended June 30, 2015 also contributed to the rise in expenses relative to the prior year, but was somewhat mitigated by lower occupancy expense which was primarily the result of a lease abandonment charge recognized in 2014 related to restructuring, repositioning, and efficiency initiatives and lower legal fees in 2015 relative to the same period of 2014.

On a consolidated basis, credit quality continued to improve in 2015 relative to a year ago, resulting in a $3.0 million decline in the loan loss provision to $2.0 million in second quarter 2015 and an $8.0 million decline in the loan loss provision to $7.0 million for the six months ended June 30, 2015. Improvement from second quarter 2014 resulted in a 9 percent decline in the allowance for loan losses (“ALLL”) (on a period-end basis) and a 12 percent decline in non-performing loans from a year ago.

Return on average common equity and return on average assets for second quarter 2015 were 9.56 percent and .87 percent, respectively, compared to 14.35 percent and 1.39 percent, respectively, in second quarter 2014. During the six months ended June 30, 2015 and 2014, the return on average common equity was negative 2.43 percent and positive 11.55 percent, respectively, and the return on average assets was negative .14 percent and positive 1.12 percent, respectively. The Tier 1 capital ratio was 11.98 percent as of June 30, 2015, compared to 14.19 percent on June 30, 2014. Total period-end assets increased to $25.2 billion on June 30, 2015, from $24.2 billion on June 30, 2014. Average loans increased 9 percent and 8 percent to $16.8 billion and $16.5 billion, respectively, in the three and six months ended June 30, 2015 relative to the same periods in 2014. Average core deposits increased 16 percent and 14 percent to $18.1 billion and $18.0 billion, respectively, in the three and six months ended June 30, 2015 relative to the prior year. Period-end and average shareholders’ equity decreased to $2.5 billion in second quarter 2015 from $2.6 billion in second quarter 2014.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $70.6 million during second quarter 2015 compared to $73.5 million in second quarter 2014. The decrease in pre-tax income was driven by higher non-interest expense and loan loss provision expenses, which were somewhat offset by increased revenues. During the six months ended June 30, 2015, the regional bank’s pre-tax income was $144.5 million compared to $130.0 million for the six months ended June 30, 2014. The increase in pre-tax income for the first half of 2015 was primarily driven by an increase in net interest income which more than offset an increase in noninterest expenses.

Total revenue increased 8 percent to $231.9 million in second quarter 2015 from $214.9 million in second quarter 2014, driven by an increase in net interest income (“NII”). The increase in NII was driven by higher average balances of loans to mortgage companies, additional commercial loan growth, increased loan fees, cash basis income, and improved deposit pricing compared to second quarter 2014. These increases were somewhat offset by lower yielding commercial loans due to competitive pressure. Noninterest income decreased to $66.0 million in second quarter 2015 from $66.2 million in second quarter 2014.

Provision expense increased to $17.1 million in second quarter 2015 from $8.4 million in second quarter 2014. Both periods reflect continued strong performance with low levels of net charge-offs and delinquencies. The increase in provision during second quarter 2015 was driven by a number of factors including loan growth, a continued extension of the loss emergence period (“LEP”) for commercial loans in the current cycle, and increased reserves associated with loss resulting from borrower fraud. These factors were somewhat offset by the continued favorable impact of historically low net charge-offs and resulting effects on loss rates. Second quarter 2014 provision expense was affected by additional consumer credit card portfolio reserves as a result of trends in delinquencies, net charge-offs, and certain asset quality ratios for the smaller balance portion of the portfolio.

Noninterest expense was $144.2 million in second quarter 2015 compared to $133.0 million in second quarter 2014. The increase in expense was largely attributable to higher incentive income associated with loan growth, strategic hires, and retention in growth markets in second quarter 2015 relative to the prior year. An increase in the provision for unfunded commitments and larger negative fair value marks associated with foreclosed real estate also contributed to the increase in expenses. Additionally, allocated FDIC premium expense increased relative to the prior year, due in large part to $3.3 million of FDIC premium refunds recognized in second quarter 2014.

Total revenue increased 7 percent to $446.5 million for the six months ended June 30, 2015 from $416.9 million for the six months ended June 30, 2014, driven by an increase in net interest income (“NII”). An increase in average balances of loans to mortgage companies, additional commercial loan growth, improved deposit pricing, and the impact that higher deposit balances has on funds transfer pricing (“FTP”) favorably impacted NII during the first half of 2015, but was somewhat mitigated by lower commercial loan yields. Noninterest income was flat at $126.2 million for the six months ended June 30, 2015.

Provision expense for the six months ended June 30, 2015 increased to $22.0 million from $21.4 million for the six months ended June 30, 2014. The factors affecting the 2015 quarterly provision expense also drove provision expense for the 2015 year-to-date period. For the year-to-date period of 2014, provision expense was primarily affected by the consumer credit card portfolio for the reasons mentioned above, and to a much lesser extent, additional loan loss provisioning associated with purchased credit impaired commercial real estate loans.

Noninterest expense was $280.0 million and $265.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase in expense was largely attributable to the same drivers affecting the quarterly increase in expenses discussed above; however, the increases between the year-to-date periods were partially offset by a decline in professional fees related to consulting projects in first half of 2014 relative to the current year, as well as tighter project management and an incremental focus on cost reductions.

Fixed Income

Pre-tax income in the fixed income segment was $9.1 million during second quarter 2015 compared to $50.0 million during second quarter 2014. For the six months ended June 30, 2015, fixed income’s pre-tax income was $20.3 million compared to $57.7 million for the six months ended June 30, 2014. The decrease in pre-tax income in both periods was primarily driven by $47.1 million of expense recoveries recognized in second quarter 2014 related to the Sentinel litigation matter, which more than offset higher fixed income product revenue in 2015. Fixed income product revenue was $46.7 million in second quarter 2015, up from $40.5 million in second quarter 2014, as fixed income product average daily revenue (“ADR”) increased to $.7 million in 2015 from $.6 million in 2014. For the six months ended June 30, 2015 fixed income product revenue was $100.2 million, up from $90.1 million in the prior year. The increase in fixed income revenue reflects more favorable market conditions due to increased rate volatility in 2015 relative to the prior year. Other product revenue was $9.3 million and $7.1 million in second quarter 2015 and 2014, respectively and $17.4 million and $14.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase in both periods was primarily driven by increases in fees from loan and derivative sales in 2015 relative to the prior year. Increases in portfolio advisory fees also affected the year-to-date increase in other product revenue. Noninterest expense was $51.2 million and $.1 million in second quarter 2015 and 2014, respectively, and $105.9 million and $52.7 million for the six months ended June 30, 2015 and 2014, respectively. The expense increase was primarily related to the 2014 Sentinel-related expense recoveries previously mentioned, coupled with higher variable compensation expenses in 2015.

Corporate

The pre-tax loss for the corporate segment was $27.2 million and $20.3 million during the quarters ended June 30, 2015 and 2014, respectively, and was $52.1 million and $34.3 million during the six months ended June 30, 2015 and 2014, respectively. The decline in results in second quarter 2015 relative to second quarter 2014 was primarily driven by lower revenues. For the six months ended June 30, 2015, the decline in results was due in large part to a decrease in revenues which was partially mitigated by an expense decline.

Net interest expense increased $5.4 million in second quarter 2015 to $17.4 million due to the effect of the third quarter 2014 loan sale on FTP, the fourth quarter 2014 issuance of $400 million of senior notes, and a lower yielding available-for-sale (“AFS”) securities portfolio. Noninterest income (including securities gain/losses) was $3.9 million in second quarter 2015 down from $5.2 million in second quarter 2014. The decline in noninterest income was primarily driven by decreases in deferred compensation income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense.

Noninterest expense was $13.8 million in second quarter 2015 compared to $13.5 million in second quarter 2014. The increase in noninterest expense was driven by small increases to several expense categories, including FDIC premium expense, which increased relative to the prior year, due in large part to $3.3 million of FDIC premium refunds recognized in second quarter 2014. These increases were offset by a decline in personnel-related expenses primarily related to a decrease in deferred compensation expense, which is directionally consistent with the decrease in deferred compensation income described above.

Net interest expense increased $11.6 million to $33.5 million for the year-to-date period ended June 30, 2015 driven by the same factors that impacted the quarterly increase described above. Noninterest income (including securities gain/losses) was $9.3 million for the six months ended June 30, 2015, down from $18.4 million for the same period of 2014. The decrease in noninterest income was largely driven by a $5.6 million gain associated with the sale of a cost method investment recognized in first quarter 2014 and a decline in BOLI income as a result of lower policy benefits received in first half of 2015 relative to first half of 2014. Additionally, decreases in deferred compensation income for the six months ended June 30, 2015 relative to the prior year also contributed to the decline in noninterest income.

Noninterest expense decreased 9 percent, or $2.9 million, from $30.9 million for the six months ended June 30, 2014 to $27.9 million for the six months ended June 30, 2015. The decline in noninterest expense was largely the result of lower occupancy expense in the six months ended June 30, 2015 primarily related to an efficiency-related lease abandonment expense of $4.6 million that was recognized in first quarter 2014. This decrease was partially offset by an increase in FDIC premium expense, as well as a small increase in personnel expense. The increase in personnel expense largely relates to several favorable adjustments recognized in the first half of 2014, primarily associated with employee benefit plans and deferred compensation BOLI benefits, which more than offset a decline in deferred compensation expense for the six months ended June 30, 2015.

Non-Strategic

The non-strategic segment had pre-tax income of $24.1 million in second quarter 2015 compared to pre-tax income of $12.3 million in second quarter 2014. For the six months ended June 30, 2015, the non-strategic segment had a pre-tax loss of $130.8 million compared to pre-tax income of $32.2 million for the six months ended June 30, 2014. The improvement for the quarterly period was driven by an increase in the provision credit for loan losses coupled with a decline in expenses which more than offset lower revenues. For the year-to-date period the decline in pre-tax income was the result of a significant increase in litigation-related expenses and a decline in revenue, partially offset by a larger provision credit for loan losses.

Total revenue was $18.2 million and $25.4 million in second quarter 2015 and second quarter 2014, respectively. NII declined 21 percent to $13.8 million in second quarter 2015 from $17.5 million in second quarter 2014, consistent with the run-off of the non-strategic loan portfolios and the third quarter 2014 sale of mortgage loans HFS. Noninterest income (including securities gains/losses) decreased $3.5 million from $7.9 million in second quarter 2014 to $4.4 million in second quarter 2015. The decline in noninterest income was driven by lower mortgage banking income during second quarter 2015 relative to the prior year primarily due to larger favorable mortgage warehouse valuation adjustments in 2014 associated with the non-performing portion of the HFS portfolio. This decrease was partially offset by a $2.7 million gain on the sale of property recognized in second quarter 2015 and a $2.0 million negative fair value adjustment of an investment recognized in second quarter 2014.

The provision for loan losses within the non-strategic segment was a provision credit of $15.1 million in second quarter 2015 compared to a provision credit of $3.4 million in the prior year. The improvement was primarily driven by a $25.2 million decrease in consumer real estate reserves due to sustained levels of low net charge-offs, continued stabilization of property values, and continued run-off of the remaining portfolios.

Noninterest expense decreased 44 percent, or $7.3 million, to $9.2 million in second quarter 2015 from $16.5 million in second quarter 2014. The decline in expense was largely due to a reduction in legal expenses relative to second quarter 2014, as well as lower allocated expenses.

Total revenue was $35.0 million and $57.9 million for the six months ended June 30, 2015 and 2014, respectively, with NII declining 18 percent to $28.0 million for the 2015 year-to-date period from $34.3 million for the same period of 2014, consistent with the run-off of the non-strategic loan portfolios and the third quarter 2014 sale of mortgage loans HFS. Noninterest income (including securities gains/losses) decreased $16.7 million to $6.9 million for the first half of 2015 from $23.7 million. The decline in noninterest income was driven by a $25.9 million decline in mortgage banking income which resulted primarily from the recognition of approximately $20.0 million in previously unrecognized servicing fees in first quarter 2014 associated with FHN’s agreement to sell substantially all remaining legacy mortgage servicing in late 2013 and a higher positive mortgage warehouse valuation associated with the non-performing portion of the HFS portfolio in 2014 relative to 2015. A portion of this decline was somewhat offset by several transactions which negatively impacted noninterest income in the prior year, including a $4.4 million loss on the extinguishment of debt associated with the collapse of two HELOC securitization trusts, a $2.0 million loss on the deconsolidation of a securitization trust, and a $2.0 million negative fair value adjustment on an investment. Additionally, a $2.7 million gain on the sale of property recognized in second quarter 2015 also positively impacted other noninterest income during 2015.

The provision for loan losses within the non-strategic segment was a provision credit of $15.0 million for the six months ended June 30, 2015 compared to a provision credit of $6.4 million for the six months ended June 30, 2014. The increase in provision credit was largely driven by the consumer real estate portfolio due to sustained low levels of net charge-offs, continued stabilization of property values in the first half of 2015 relative to the prior year, and lower portfolio balances, but was partially offset by a reduction in the provision credit associated with the commercial portfolios, primarily driven by the disposition of three TRUP loans that had a favorable impact on prior year provision.

Noninterest expense increased to $180.8 million in the first half of 2015 from $32.1 million in the first half of 2014. The increase in noninterest expense was due to $162.5 million of loss accruals recognized in first quarter 2015 associated with the settlement reached with DOJ/HUD as previously mentioned. Legal expense decreased $4.3 million for the six months ended June 30, 2015 relative to the six months ended June 30, 2014. Generally, most other expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Total consolidated revenue was $296.9 million in second quarter 2015, a 5 percent increase from second quarter 2014, largely driven by increases in net interest income and fixed income product revenue, but partially offset by a decline in mortgage banking income. Total expenses increased $55.2 million from $163.2 million in second quarter 2014 to $218.4 million in second quarter 2015 primarily due to expense recoveries recognized in the prior year related to the Sentinel litigation matter, which led to lower losses from litigation and regulatory matters and lower legal and professional fees in second quarter 2014, relative to the current year. Additionally, personnel expenses were higher in second quarter 2015, relative to second quarter 2014, also contributing to the expense increase. For the six months ended June 30, 2015, total consolidated revenue was $583.5 million compared to $581.8 million for the six months ended June 30, 2014. Increases in net interest income and fixed income product revenue were partially offset by a decline in mortgage banking income. Total expenses for the six months ended June 30, 2015 increased $213.4 million from $381.2 million in the first half of 2014 to $594.6 million in the first half of 2015 primarily driven by increases in litigation loss accruals and personnel expenses.

NET INTEREST INCOME

Net interest income increased 6 percent to $166.6 million in second quarter 2015 from $156.8 million in second quarter 2014. For the six months ended June 30, 2015, NII increased 5 percent to $323.5 million from $309.1 million. For the three and six months ended June 30, 2015, the increase in NII was primarily attributable to higher balances of loans to mortgage companies coupled with additional commercial and bank installment loan growth, partially offset by continued run-off of the non-strategic loan portfolios, lower yielding commercial loans due to competitive pressure, and the third quarter 2014 sale of mortgage loans HFS. Average earning assets were $23.2 billion and $21.5 billion in second quarters 2015 and 2014, respectively, and $23.4 billion and $21.6 billion for the six months ended June 30, 2015 and 2014, respectively. The increase in both periods relative to the prior year was primarily driven by loan growth within the regional bank, but was also impacted by increases in trading securities and higher average balances of excess cash held at the Federal Reserve (“Fed”), which more than offset continued run-off of the non-strategic loan portfolios and a decline in average balances of Loans HFS because of the third quarter 2014 loan sales.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin decreased to 2.92 percent in second quarter 2015 from 2.97 percent in second quarter 2014. The net interest spread was 2.79 percent in second quarter 2015 down 4 basis points from 2.83 percent in second quarter 2014 and the impact of free funding was 13 basis points in 2015 down from 14 basis points in 2014. The decrease in NIM was due in large part to lower yielding commercial loans and run-off of the non-strategic loan portfolios, coupled with a lower yielding securities portfolio. A portion of the decline was offset by increased loan fees, higher cash basis interest income, and higher average balances of loans to mortgage companies in second quarter 2015 relative to the prior year. For the six months ended June 30, 2015, the net interest margin was 2.83 percent, down from 2.92 percent for the comparable period of 2014. The decline in NIM for the six month period of 2015 was driven by several factors including lower yielding commercial loans, an increase in average excess cash held at the Fed, run-off of the non-strategic loan portfolios, and a lower yielding securities portfolio. These negative effects were somewhat mitigated by increased loan fees, higher cash basis interest income and higher average balances of loans to mortgage companies.

Table 1- Net Interest Margin

	Three Months Ended June 30
	2015	2014
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.60%	3.59%
Retail loans	3.94	4.06

Total loans, net of unearned income	3.71	3.78

Loans held-for-sale (a)	4.17	3.61
Investment securities:
U.S. treasuries	NM	0.07
U.S. government agencies	2.45	2.59
States and municipalities	2.77	1.99
Other	4.08	4.44

Total investment securities	2.53	2.65

Trading securities	2.73	2.80
Other earning assets:
Federal funds sold	1.00	1.00
Securities purchased under agreements to resell (b)	(0.13)	(0.13)
Interest bearing cash	0.23	0.20

Total other earning assets	0.03	0.01

Interest income / total earning assets	3.27%	3.35%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.16%	0.17%
Other interest-bearing deposits	0.09	0.08
Time deposits (c)	0.68	1.16

Total interest-bearing core deposits	0.17	0.22
Certificates of deposit $100,000 and more	0.82	0.68
Federal funds purchased	0.25	0.25
Securities sold under agreements to repurchase	0.05	0.10
Fixed income trading liabilities	2.12	2.44
Other short-term borrowings	0.49	0.30
Term borrowings (d)	2.47	2.24

Interest expense / total interest-bearing liabilities	0.48	0.52

Net interest spread	2.79%	2.83%
Effect of interest-free sources used to fund earning assets	0.13	0.14

Net interest margin (e)	2.92%	2.97%

NM – Not meaningful

(a)	2015 increase driven by sales of certain lower-yielding loans in third quarter 2014.
(b)	Driven by negative market rates on reverse repurchase agreements.
(c)	Second quarter 2015 rate includes the effect of amortizing the premium valuation adjustment for acquired time deposits related to branch acquisitions.
(d)	2015 increase driven by the issuance of $400 million of senior notes in fourth quarter 2014.
(e)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is impacted by balance sheet factors such as interest-bearing cash levels, deposit balances, trading inventory, commercial loan volume, loan fees, cash basis income, and the potential rise in short term interest rates. For the second half of 2015, NIM could be under pressure due to a decline in loan yields from the competitive environment and historically low rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was

$2.0 million in second quarter 2015 compared to $5.0 million in second quarter 2014. For the six months ended June 30, 2015 and 2014, the provision for loan losses was $7.0 million and $15.0 million, respectively. During second quarter 2015 and 2014 FHN experienced continued overall improvement in the loan portfolio. The allowance for loan losses declined 9 percent from June 30, 2014 to June 30, 2015. Overall, FHN’s asset quality trends remain historically strong. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. Additionally, for additional information about general asset quality trends refer to Asset Quality - Trend Analysis of Second Quarter 2015 Compared to Second Quarter 2014 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains/(losses)) was $130.3 million in second quarter 2015 and represented 44 percent of total revenue compared to $126.9 million in second quarter 2014 and 45 percent of total revenue. The increase in noninterest income in second quarter 2015 relative to second quarter 2014 largely resulted from increases in fixed income sales revenue and all other income and commissions, partially offset by a decrease in mortgage banking income. For the six months ended June 30, 2015 noninterest income was $260.0 million and represented 45 percent of total revenue compared to $272.6 million and 47 percent for the six months ended June 30, 2014. The decrease in 2015 noninterest income relative to the first half of 2014 was largely the result of a decrease in mortgage banking income partially offset by an increase in fixed income sales revenue and all other income and commissions.

Fixed Income Noninterest Income

Fixed income noninterest income increased 18 percent in second quarter 2015 to $56.2 million from $47.7 million in second quarter 2014. For the six months ended June 30, 2015 and 2014, fixed income noninterest income was $117.9 million and $104.5 million, respectively, representing a 13 percent increase. Revenue from fixed income product sales was up in both periods reflecting more favorable market conditions due to increased rate volatility in 2015 relative to the respective periods of the prior year. Revenue from other products increased to $9.6 million in second quarter 2015 from $7.2 million in second quarter 2014 primarily driven by increases in fees from loan and derivative sales. During the six months ended June 30, 2015, revenue from other products increased to $17.7 million from $14.4 million for the six months ended June 30, 2014, largely driven by increases in fees from loan sales, derivative sales, and portfolio advisory.

Table 2 - Fixed Income Noninterest Income

	Three Months Ended			Six Months Ended
	June 30		Percent	June 30		Percent
(Dollars in thousands)	2015	2014	Change	2015	2014	Change
Noninterest income:
Fixed income product revenue	$46,685	$40,457	15%	$100,195	$90,071	11%
Other product revenue	9,556	7,223	32%	17,665	14,449	22%

Total fixed income noninterest income	$56,241	$47,680	18%	$117,860	$104,520	13%

Bankcard Income

Bankcard income declined 26 percent and 11 percent to $5.9 million and $11.1 million for the three and six months ended June 30, 2015, respectively, from $7.9 million and $12.4 million for the three and six months ended June 30, 2014. The decline in bankcard income was primarily the result of $2.8 million of Visa volume incentives recognized in second quarter 2014, but was somewhat mitigated by higher transaction volume in 2015 relative to the prior year.

Bank Owned Life Insurance

BOLI income was $3.4 million and $3.3 million in second quarter 2015 and 2014, respectively. For the six months ended June 30, 2015, BOLI income was $6.9 million compared to $9.3 million for the six months ended June 30, 2014. The decline in BOLI income was primarily due to the receipt of $2.8 million of policy benefits in first quarter 2014.

Mortgage Banking Noninterest Income

Mortgage banking income was $.4 million in second quarter 2015 down from $8.9 million in second quarter 2014. The decline in mortgage banking income during second quarter 2015 relative to the prior year was primarily the result of a higher mortgage warehouse valuation adjustment in 2014 due to positive fair value adjustments that reflected new information on market pricing for similar assets primarily related to the non-performing portion of the held-for-sale portfolio. During the six months ended June 30, 2015 and 2014, mortgage banking income was $2.0 million and $27.9 million, respectively. The decrease in mortgage banking income during the first half of 2015 relative to the first half of 2014 was primarily due to the receipt of approximately $20 million in previously unrecognized servicing fees in conjunction with servicing sales in first quarter 2014 coupled with the second quarter 2014 positive fair value adjustment previously mentioned. Other mortgage banking income for the six months ended June 30, 2014 also included a $2.0 million loss associated with the deconsolidation of a securitization trust.

Securities Gains/Losses

In second quarter 2014, FHN recognized net securities losses of $1.9 million which was primarily the result of a $2.0 million negative fair value adjustment of an investment. During the six months ended June 30, 2014, FHN recognized net securities gains of $3.7 million, as the fair value adjustment previously mentioned was more than offset by a $5.6 million gain on the sale of a cost method investment in first quarter 2014. Securities gains for the three and six months ended June 30, 2015 were not material.

Other Noninterest Income

All other income and commissions was $12.4 million in second quarter 2015 compared to $9.2 million in second quarter 2014, and the increase was primarily driven by $2.9 million of gains on the sales of properties, partially offset by a decline in deferred compensation income. For the six months ended June 30, 2015 all other income and commissions was $21.9 million compared to $14.1 million for the six months ended June 30, 2014. The increase in all other income and commissions during the first half of 2015 was largely driven by a $4.4 million loss recognized in first quarter 2014 on the extinguishment of debt associated with the collapse of two HELOC securitization trusts and the $2.9 million gain on the sales of properties previously mentioned, somewhat offset by a decline in deferred compensation income. The following table provides detail regarding FHN’s other income.

Table 3 - Other Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Other income:
ATM interchange fees	$3,025	$2,746	$5,786	$5,243
Letter of credit fees	1,532	1,173	2,655	2,836
Electronic banking fees	1,459	1,535	2,887	3,069
Deferred compensation (a)	(35)	1,184	998	1,841
Gain/(loss) on repurchases of debt	—	—	—	(4,350)
Other	6,421	2,597	9,546	5,490

Total	$12,402	$9,235	$21,872	$14,129

(a)	Deferred compensation market value adjustments are mirrored to employee compensation, incentives, and benefits expense.

NONINTEREST EXPENSE

Noninterest expense was $218.4 million in second quarter 2015 compared to $163.2 million in second quarter 2014. The increase in noninterest expense during second quarter 2015 relative to the prior year is primarily the result of expense recoveries in the prior year. As previously mentioned, in second quarter 2014 FHN reached an agreement with insurance companies for the recovery of litigation losses FHN incurred in 2011 associated with the Sentinel lawsuit settlement, as well as the recovery of certain legal fees, resulting in expense recoveries of $38.6 million to losses from litigation and regulatory matters and $8.5 million to legal fees. Additionally, an increase in personnel and FDIC premium expenses also contributed to the expense increase during second quarter 2015 relative to the prior year.

For the six months ended June 30, 2015 noninterest expense was $594.6 million compared to $381.2 million for the six months ended June 30, 2014. The increase in noninterest expense was primarily the result of increases in litigation and regulatory loss accruals in the first half of 2015 related to the settlement of potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans coupled with the 2014 net expense recovery related to the Sentinel litigation matter previously mentioned. Additionally, an increase in personnel expenses also contributed to the increase in noninterest expense during the six months ended June 30, 2015, relative to the prior year.

Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, was $128.0 million in second quarter 2015, a 7 percent increase from $119.7 million in second quarter 2014. For the six months ended June 30, 2015, personnel expense was $259.4 million, a 9 percent increase from $238.9 million for the six months ended June 30, 2014. The increase in personnel expense during both periods was largely driven by increases in variable compensation associated with higher fixed income product sales revenue within FHN’s fixed income operating segment in second quarter 2015 relative to the prior year. Additionally, higher incentive income associated with loan growth, strategic hires, and retention within the regional bank also contributed to the increase in personnel expenses during the three and six months ended June 30, 2015. For the six months ended June 30, 2015, personnel expense was also negatively affected by higher pension-related expenses driven by an increase in the pension liability as a result of a decline in the discount rate and a new mortality table at the most recent measurement date, as well as several favorable adjustments recognized in the first half of 2014 related to employee performance equity awards, employee benefit plans, and deferred compensation BOLI benefits resulting in lower personnel expense.

Occupancy

Occupancy expense was $11.8 million and $11.9 million in second quarter 2015 and 2014, respectively, and $24.0 million and $29.5 million for the six months ended June 30, 2015 and 2014, respectively. The decrease for the six months ended June 30, 2015 was largely the result of $4.6 million of lease abandonment expense recognized in first quarter 2014 related to efficiency initiatives.

FDIC Premium Expense

FDIC premium expense increased $3.8 million and $3.3 million during the three and six months ended June 30, 2015 and 2014, respectively, to $5.0 million and $8.4 million. This increase was partially due to the receipt of $3.3 million of FDIC premium refunds recognized in second quarter 2014.

Legal Fees

Legal fees were $4.5 million in second quarter 2015 compared to $1.5 million in second quarter 2014 as the 2014 Sentinel-related expense recovery of $8.5 million previously mentioned more than offset a reduction in costs related to litigation matters in second quarter 2015 to second quarter 2014. Legal fees for the six months ended June 30, 2015 declined 27 percent or $2.9 million to $8.1 million from the prior year driven by a reduction in costs related to litigation matters in the first half of 2015 relative to the prior year, but partially offset by the Sentinel expense recovery recognized in second quarter 2014.

Other Noninterest Expense

All other expenses were $20.5 million in second quarter 2015 compared to a net expense recovery of $18.1 million in second quarter 2014. The net expense recoveries in 2014 are related to a $38.6 million expense recovery within losses from litigation and regulatory matters related to the Sentinel litigation matter. All other expenses were $200.5 million for the six months ended June 30, 2015 compared to $.4 million for the six months ended June 30, 2014. The increase in all other expenses for the six months ended June 30, 2015 was primarily driven by $162.5 million of net loss accruals recognized in first quarter 2015 related to the settlement of potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans coupled with the 2014 net expense recovery related to the Sentinel litigation matter previously mentioned. The following table provides detail regarding FHN’s other expense.

Table 4 - Other Expense

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Other expense:
Other insurance and taxes	$3,455	$3,209	$6,784	$6,269
Travel and entertainment	2,632	2,645	4,246	4,469
Customer relations	1,505	1,680	2,819	2,923
Employee training and dues	1,449	1,200	2,581	2,066
Supplies	880	804	1,807	1,920
Miscellaneous loan costs	734	839	1,095	1,553
Tax credit investments	549	862	944	1,187
Litigation and regulatory matters (a)	—	(38,200)	162,500	(38,110)
Other	9,307	8,902	17,730	18,147

Total	$20,511	$(18,059)	$200,506	$424

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

(a)	Three and six months ended June 30, 2014, includes $38.6 million related to agreements with insurance companies for the recovery of expenses FHN incurred in connection with the Sentinel litigation matter which was settled in 2011.

INCOME TAXES

FHN recorded an income tax provision of $21.6 million in second quarter 2015, compared to an income tax provision of $33.6 million in second quarter 2014. For the six months ended June 30, 2015, FHN recorded an income tax benefit of $.7 million compared to an income tax provision of $53.6 million for the six months ended June 30, 2014. The effective tax rates for the three months ended June 30, 2015 and 2014 were approximately 28 percent and 29 percent, respectively. For the six months ended June 30, 2015 and 2014 the effective tax rates were approximately 4 percent and 29 percent, respectively. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. The company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2015, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $346.8 million and $86.2 million, respectively, resulting in a net DTA of $260.6 million at June 30, 2015, compared with $220.7 million at June 30, 2014.

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

As of June 30, 2015, FHN had federal tax credit carryforwards which will expire in varying amounts between 2031 and 2034, state income tax net operating loss (“NOL”) carryforwards which will expire in varying amounts between 2016 and 2032, and federal capital loss carryforwards, which will expire in 2017. As of June 30, 2015 and 2014, FHN established a valuation allowance of $.1 million and $5.9 million, respectively, against its state NOL carryforwards and $41.9 million and $47.6 million, respectively, against its capital loss carryforwards. FHN’s DTA after valuation allowance was $346.8 million and $325.5 million as of June 30, 2015 and 2014, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Changes in tax laws and rates could also affect recorded DTAs and DTLs in the future. Management is not aware of the enactment of any such changes that would have a material effect on the company’s results of operations, cash flows or financial position.

STATEMENT OF CONDITION REVIEW

Total period-end assets were $25.2 billion on June 30, 2015, compared to $24.2 billion on June 30, 2014 and $25.7 billion on December 31, 2014. Average assets increased to $25.4 billion in second quarter 2015 from $23.6 billion in second quarter 2014 and $24.6 billion in fourth quarter 2014. The increase in average assets compared to second quarter 2014 is primarily attributable to increases in loan balances and other earning assets, somewhat offset by a decline in loans HFS. The increase in period-end assets relative to June 30, 2014 was driven by increases in loan balances and securities purchased under agreements to resell, partially offset by a decline in loans HFS. Period-end assets decreased relative to December 31, 2014 driven by a decline in interest-bearing cash, somewhat offset by increases in loans and securities purchased under agreements to resell.

EARNING ASSETS

Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased to $23.2 billion in 2015 from $21.5 billion a year earlier and increased $.8 billion from fourth quarter 2014. A more detailed discussion of the major line items follows. Unless otherwise indicated, references below to balances for 2015 or 2014 refer to period-end balances at June 30, 2015 or June 30, 2014, respectively, or average balances for the second quarter of 2015 or 2014.

Loans

Period-end loans increased to $16.9 billion as of June 30, 2015 from $15.8 billion on June 30, 2014. Average loans for 2015 were $16.8 billion compared to $15.4 billion for 2014. The increase in average and period-end loan balances was primarily due to loan growth within the regional bank’s commercial portfolios, partially offset by balance declines within FHN’s run-off portfolios within the non-strategic segment.

Table 5 - Average Loans

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014		Quarter Ended December 31, 2014
		Percent		Percent		Percent	2Q15 changes vs
(Dollars in thousands)	Amount	of total	Amount	of total	Amount	of total	2Q14	4Q14
Commercial:
Commercial, financial, and industrial	$9,675,107	58%	$7,994,788	52%	$8,584,065	54%	21%	13%
Commercial real estate	1,371,207	8	1,203,631	8	1,287,816	8	14%	6%

Total commercial	11,046,314	66	9,198,419	60	9,871,881	62	20%	12%

Retail:
Consumer real estate (a)	4,893,285	29	5,230,107	34	5,087,104	32	(6)%	(4)%
Permanent mortgage	500,093	3	607,296	4	552,065	4	(18)%	(9)%
Credit card, OTC and other	350,247	2	345,748	2	357,321	2	1%	(2)%

Total retail	5,743,625	34	6,183,151	40	5,996,490	38	(7)%	(4)%

Total loans, net of unearned	$16,789,939	100%	$15,381,570	100%	$15,868,371	100%	9%	6%

(a)	Balance as of June 30, 2015 and 2014, and December 31, 2014 include $69.2 million, $85.4 million, and $79.2 million of restricted loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 88 percent and 87 percent of average commercial loans in second quarter 2015 and 2014, respectively. C&I loans increased 21 percent, or $1.7 billion, from 2014 due to an increase in the average balance of loans to mortgage companies coupled with net loan growth within the regional bank’s general commercial portfolio and an increase in asset-based lending. Commercial real estate loans increased 14 percent or $167.6 million to $1.4 billion in 2015 because of growth in expansion markets and opportunities with new and existing customers within the regional bank.

Average retail loans declined 7 percent, or $439.5 million, from a year ago to $5.7 billion in 2015. The consumer real estate portfolio (home equity lines and installment loans) declined $336.8 million, to $4.9 billion as the continued wind-down of portfolios within the non-strategic segment outpaced a $176.6 million increase in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $107.2 million to $500.1 million in 2015 largely driven by run-off of the legacy assets. Credit Card and Other increased $4.5 million to $350.2 million in 2015.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities increased 2 percent from $3.6 billion on June 30, 2014 to $3.7 billion on June 30, 2015. Average investment securities were $3.7 billion in 2015 and $3.6 billion in 2014, representing 16 percent of earning assets in 2015 compared to 17 percent in 2014. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased government-guaranteed loans), student, small business (prior to second quarter 2015), and home equity loans. The average balance of loans HFS decreased $226.3 million from 2014 and averaged

$129.5 million in 2015. On June 30, 2015 and 2014, loans HFS were $127.2 million and $358.9 million, respectively. The lower balances of both average and period-end loans HFS reflect the third quarter 2014 sales of loans with approximately $315 million in unpaid principal balance.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.6 billion in 2015, a $445.1 million increase from $2.2 billion in 2014. The increase was largely the result of a $244.7 million and $96.1 million increase in trading securities and securities purchased under agreements to resell (“asset repos”), respectively. Fixed income’s trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally correlate with the level of fixed income trading liabilities (short-positions) as securities collateral from repo transactions is used to fulfill trades. Additionally a $101.9 million increase in interest-bearing cash also contributed to the year over year increase. Other earning assets averaged $2.9 billion during fourth quarter 2014. The decline in other earning assets from fourth quarter 2014 was primarily driven by a $546.4 million decrease in interest bearing cash which was largely used to fund loans to mortgage companies. All other earning assets were $2.4 billion and $2.1 billion on June 30, 2015 and 2014, respectively, and $3.5 billion on December 31, 2014. The spike in other earning assets on December 31, 2014 was driven by an inflow of customer deposits and proceeds from the issuance of senior notes.

Non-earning assets

Non-earning assets averaged $2.2 billion in second quarters 2015 and 2014. Period-end balances were $2.2 billion and $2.4 billion on June 30, 2015 and 2014, respectively. The decline in period-end non-earning assets is primarily due to declines in cash, fixed income receivables, derivative assets, and premises and equipment.

Core Deposits

Average core deposits were $18.1 billion during second quarter 2015, up 16 percent from $15.6 billion during second quarter 2014. The increase in average core deposits was primarily driven by FHN’s decision to increase deposits in a third party network deposits sweep program, as well as a new product offering within correspondent banking, the addition of approximately $440 million of deposits associated with the fourth quarter 2014 branch acquisition, and an increase in commercial customer deposits and public funds. The third party deposits program is an FDIC-insured deposit sweep program where financial institutions can receive unsecured deposits for the long-term (several years) and in larger-dollar increments. The new product offering within correspondent banking previously mentioned resulted in a shift in funding from federal funds purchased (“FFP”). Period-end core deposits were $18.3 billion on June 30, 2015, up 17 percent from $15.7 billion on June 30, 2014, driven by the same factors that affected average balances, with the exception of public funds which was relatively flat on June 30, 2015 and 2014.

Short-Term Funds

Average short-term funds (certificates of deposit greater than $100,000, FFP, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) decreased 28 percent to $2.3 billion in second quarter 2015 from $3.3 billion in second quarter 2014. The decrease was primarily driven by declines in FFP and other short-term borrowings. Average FFP, which currently is composed primarily of funds from correspondent banks, was $.6 billion in second quarter 2015 compared to $1.1 billion in second quarter 2014. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers, and the decrease between second quarter 2015 and 2014 was also affected by a new product offering introduced in late fourth quarter 2014 in correspondent banking that resulted in a shift of funds from FFP to deposits. The decline in other short-term borrowings was due to higher FHLB borrowings in second quarter 2014 as a result of loan growth and deposit fluctuations. Loan growth in 2015 was largely funded with deposits. On average, short-term purchased funds accounted for 11 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in second quarter 2015 compared to 16 percent in second quarter 2014. Period-end short-term funds decreased $1.6 billion from $3.7 billion on June 30, 2014 to $2.2 billion on June 30, 2015. The decrease in period-end balances was largely driven by a reduction of FHLB borrowings and FFP which resulted from the shift in funding previously mentioned.

Term Borrowings

Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Average term borrowings were $1.6 billion in second quarter 2015 compared to $1.5 billion in second quarter 2014. The increase in average term borrowings primarily relates to the issuance of $400 million of senior notes in fourth quarter 2014, partially offset by $304 million of subordinated notes that matured during first quarter 2015. Term borrowings were $1.6 billion and $1.5 billion on June 30, 2015 and 2014, respectively.

Other Liabilities

Average other liabilities increased $140.5 million from second quarter 2014 to $846.1 million in second quarter 2015. The increase was primarily driven by an increase in net pension funding status driven by a change in the discount rate and a new mortality table at the most recent measurement date as well as the litigation accrual related to the DOJ/HUD settlement for potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans, partially offset by declines in the repurchase and foreclosure reserve and derivative liabilities. The decline in the repurchase and foreclosure reserve was driven by payments related to the settlement with the Federal Home Loan Mortgage Corporation (“FHLMC”, “Freddie Mac”, or “Freddie”) and net losses charged against the liability since second quarter 2014. Period-end other liabilities were $738.2 million on June 30, 2015 compared to $741.5 million on June 30, 2014, as the increase in net pension funding status was offset by decreases in fixed income payables, derivative liabilities, and the repurchase and foreclosure reserve from a year earlier. The DOJ/HUD litigation accrual that impacted the average balance did not affect the period-end balances due to the timing of the settlement payment in second quarter 2015.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.5 billion in second quarter 2015 compared to $2.6 billion in second quarter 2014. The decrease in equity was primarily driven by an increase in the effects of net pension funding status within other comprehensive income largely due to a decline in the discount rate as of the most recent measurement date (December 31, 2014), as well as decreases in capital surplus and common stock because of shares that were purchased under the 2014 share repurchase program mentioned below. These decreases were somewhat offset by the impact of net income recognized since second quarter 2014 on retained earnings and an increase in unrealized gains associated with the AFS securities portfolio within accumulated other comprehensive income. Period-end equity was $2.5 billion in second quarter 2015 compared to $2.6 billion in second quarter 2014. The factors affecting average equity previously mentioned also drove the decline in period-end equity balances; however, the impact of increases in unrealized gains associated with the AFS securities portfolio within other comprehensive income was significantly less on a period-end basis.

In January 2014, FHN’s board of directors approved a share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. In July 2015 the board increased and extended that program. The current program authorizes total purchases of up to $200 million and expires on January 31, 2017. During second quarter 2015, FHN did not repurchase any shares under this authorization due to restrictions related to the pending acquisition of TrustAtlantic Financial. Total purchases under this program through June 30, 2015 were $54.3 million.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 6 - Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2015	June 30, 2014	December 31, 2014
Shareholders’ equity (a)	$2,222,474	$2,330,720	$2,295,537
FHN Non-cumulative perpetual preferred	(95,624)	(95,624)	(95,624)

Common equity	$2,126,850	$2,235,096	$2,199,913
Regulatory adjustments:
Goodwill and other intangibles	(122,100)	(129,741)	(141,831)
Net unrealized (gains)/losses on securities	(16,633)	(15,601)	(18,651)
Minimum pension liability	204,733	137,707	206,827
Disallowed servicing assets	—	(277)	(225)
Disallowed deferred tax assets	(20,082)	(65,582)	(22,862)

Common equity tier 1 (b)	$2,172,768
FHN Non-cumulative perpetual preferred	95,624	95,624	95,624
Qualifying noncontrolling interest - FTBNA preferred stock (c)	252,926	294,816	294,816
Qualifying trust preferred (d)	50,000	200,000	200,000
Other deductions from tier 1 (e)	(70,706)	(109)	(108)

Tier 1 capital	$2,500,612	$2,751,933	$2,813,503
Tier 2 capital (d)	421,970	340,279	334,833

Total regulatory capital	$2,922,582	$3,092,212	$3,148,336

	June 30, 2015		June 30, 2014		December 31, 2014
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Common Equity Tier 1 (b)
First Horizon National Corporation	10.41%	$2,172,768	N/A	N/A	N/A	N/A
First Tennessee Bank National Association (f)	12.00	2,429,076	N/A	N/A	N/A	N/A
Tier 1
First Horizon National Corporation	11.98	2,500,612	14.19%	$2,751,933	14.46%	$2,813,503
First Tennessee Bank National Association (f)	13.18	2,669,374	16.50	3,175,899	16.12	3,107,407
Total
First Horizon National Corporation	14.00	2,922,582	15.94	3,092,212	16.18	3,148,336
First Tennessee Bank National Association (f)	14.44	2,923,930	18.26	3,514,246	17.86	3,441,315
Tier 1 Common (g)
First Horizon National Corporation	N/A	N/A	11.14	2,161,493	11.43	2,223,063

(a)	For regulatory purposes, Shareholders’ equity balances are shown as originally reported.
(b)	Common equity tier 1 is a measure of a company’s capital position under U.S Basel III capital rules and was first applicable to FHN in 2015.
(c)	Beginning in 2015, a portion of the FTBNA preferred stock (noncontrolling interest) is disallowed from Tier 1 capital at the consolidated level based on the relative percentage it represents of FTBNA’s excess capital as defined by the Basel III regulations. At June 30, 2015, $41.9 million of the FTBNA’s preferred stock did not qualify as Tier 1 capital for FHNC.
(d)	Under Basel III, FHN’s trust preferred securities began phasing out of Tier 1 capital in 2015. At June 30, 2015, $50 million of FHN’s outstanding trust preferred securities qualified as Tier 1 capital and the remaining $150 million qualified as Tier 2 capital. In 2014, all $200 million of FHN’s trust preferred securities qualified as Tier 1 capital. In late July FHN issued notice to call its junior subordinated debt with a redemption date of August 21, 2015, which triggered a call of the trust preferred securities.
(e)	Beginning in 2015, includes additional disallowances under Basel III not present in 2014, including additional DTA disallowances as well as disallowances for investments in the capital of other financial institutions, including our TRUPS loans, which exceed 10 percent of Common equity tier 1.
(f)	June 30, 2015 ratios and amounts for FTBNA are reported excluding financial subsidiaries, while for the 2014 periods they are reported on a consolidated basis. Excluding financial subsidiaries, FTBNA’s Tier 1 and Total capital ratios were 15.77 percent and 16.59 percent, respectively, at December 31, 2014 and 16.20 percent and 17.04 percent, respectively, at June 30, 2014.
(g)	Tier 1 Common is a non-GAAP measure of a company’s capital position associated with U.S. capital rules applicable to FHN prior to 2015. Refer to the Non-GAAP to GAAP Reconciliation – Table 25.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. In first quarter 2015, for an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of June 30, 2015, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. The Basel III risk-based capital regulations became effective January 1, 2015 for FHN and FTBNA. Capital ratios decreased in 2015 relative to 2014 due to the implementation of the Basel III regulations, the impact of net income/(loss) less dividends and share repurchases on retained earnings and increases in risk-weighted assets from growth in earning assets. Through the remainder of 2015, capital ratios are expected to remain significantly above well-capitalized standards.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during second quarter 2015:

Table 7 - Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2015
April 1 to April 30	107	$14.26	107	31,159
May 1 to May 31	121	$14.38	121	31,038
June 1 to June 30	—	N/A	—	31,038

Total	228	$14.32	228

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This action consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On June 30, 2015, the maximum number of shares that may be purchased under the program was 31.0 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2015.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2015
April 1 to April 30	—	N/A	—	$45,707
May 1 to May 31	—	N/A	—	$45,707
June 1 to June 30	—	N/A	—	$45,707

Total	—	N/A	—

Other Programs:

•	On January 22, 2014, FHN announced a $100 million share purchase authority with an expiration date of January 31, 2016. On July 21, 2015, FHN announced a $100 million increase in that authority along with an extension of the expiration date to January 31, 2017. As of June 30, 2015, $54.3 million in purchases had been made under this $200 million authority at an average price per share of $12.81, $12.79 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY - TREND ANALYSIS OF SECOND QUARTER 2015 COMPARED TO SECOND QUARTER 2014

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Retail loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (32 percent of total loans), the majority of which is in the consumer real estate portfolio (29 percent of total loans). Industry concentrations are discussed under the heading C&I below. Consolidated key asset quality metrics for each of these portfolios can be found in Table 15 – Asset Quality by Portfolio.

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s 2014 Annual Report on Form 10-K in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 32. There have been no material changes to FHN’s credit underwriting guidelines or significant changes or additions to FHN’s loan product offerings in 2015.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $9.8 billion on June 30, 2015, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.

The following table provides the composition of the C&I portfolio by industry as of June 30, 2015 and 2014. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 8 - C&I Loan Portfolio by Industry

	June 30, 2015		June 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,090,227	21%	$1,739,549	21%
Loans to mortgage companies	1,799,665	18	1,101,282	13
Wholesale trade	796,378	8	742,975	9
Healthcare	767,977	8	763,209	9
Manufacturing	674,493	7	667,965	8
Public Administration	560,157	6	460,409	5
Real estate rental & leasing (a)	543,042	5	513,929	6
Retail trade	468,993	5	476,377	6
Other (transportation, education, arts, entertainment, etc) (b)	2,131,631	22	1,937,141	23

Total C&I loan portfolio	$9,832,563	100%	$8,402,836	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent for 2015 and 2014.

As of June 30, 2015, finance and insurance, the largest component, represents 21 percent of the C&I portfolio. The balances of loans to mortgage companies were 18 percent of the C&I portfolio as of June 30, 2015, as compared to 13 percent of the C&I portfolio in 2014, and include balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Thirty-nine percent of FHN’s C&I portfolio (Finance and Insurance plus Loans to Mortgage Companies) could be affected by items that uniquely impact the financial services industry. Except as discussed under “Finance and Insurance”, on June 30, 2015, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component of the C&I portfolio includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. The TRUPS portfolio has been stressed over the last few years but has seen the stronger borrowers stabilize as there have been upgrades within the TRUPS and bank stock portfolio and also favorable resolutions. Finance and Insurance also includes approximately $988 million of asset-based lending to consumer financing companies which have accounted for the growth in the finance and insurance component in 2015.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of June 30, 2015, two TRUPS relationships were on interest deferral compared to one TRUPS relationship on interest deferral as of June 30, 2014.

As of June 30, 2015, the unpaid principal balance (“UPB”) of trust preferred loans totaled $344.3 million ($208.1 million of bank TRUPS and $136.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $84.2 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPS of $26.2 million, total reserves (ALLL plus the LOCOM) for TRUPS and other bank-related loans were $31.1 million or 7 percent of outstanding UPB.

C&I Asset Quality Trends

During second quarter 2015, performance of the C&I portfolio continued to improve, with a positive shift in the risk rating assignments and improvement in asset quality. The C&I ALLL increased by $10.2 million from June 30, 2014 to $78.8 million as of June 30, 2015, driven by loan growth, a continued extension of the loss emergence period in the regional banking segment and increased reserves resulting from borrower fraud associated with a single larger credit in the regional banking segment. The allowance as a percentage of period-end loans declined to .80 percent as of June 30, 2015 from .82 percent as of June 30, 2014. Net charge-offs were $4.1 million in second quarter 2015 compared to $3.9 million in second quarter 2014. Annualized net charge-offs as a percentage of average loans decreased from .20 percent in second quarter 2014 to .17 percent in second quarter 2015. The allowance was 4.85 times annualized net charge-offs in second quarter 2015 compared to 4.35 times in second quarter 2014. Nonperforming C&I loans decreased $4.8 million from June 30, 2014 to $43.6 million on June 30, 2015. Regional bank nonperforming C&I loans decreased $15.5 million from second quarter 2014 to second quarter 2015 which was partially offset by a $10.7 million increase from second quarter 2014 to second quarter 2015 in non-strategic nonperforming C&I loans because of a TRUPS credit that elected interest deferral in third quarter 2014. The nonperforming loan (“NPL”) ratio decreased 14 basis points from June 30, 2014 to .44 percent as of June 30, 2015. The following table shows C&I asset quality trends by segment.

Table 9 - C&I Asset Quality Trends by Segment

	June 30, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$9,398,382	$434,181	$9,832,563
Nonperforming loans	30,231	13,342	43,573

Allowance for loan losses as of April 1, 2015	62,716	4,936	67,652
Charge-offs	(4,976)	—	(4,976)
Recoveries	889	37	926
Provision/(provision credit) for loan losses	14,779	369	15,148

Allowance for loan losses as of June 30, 2015	73,408	5,342	78,750

Troubled debt restructurings	$22,606	$—	$22,606

30+ Delinq. % (a)	0.08%	0.02%	0.08%
NPL %	0.32	3.07	0.44
Net charge-offs % (qtr. annualized)	0.18	NM	0.17
Allowance / loans %	0.78%	1.23%	0.80%
Allowance / charge-offs	4.48x	NM	4.85x

	June 30, 2014
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$7,946,650	$456,186	$8,402,836
Nonperforming loans	45,692	2,657	48,349

Allowance for loan losses as of April 1, 2014	67,984	4,748	72,732
Charge-offs	(2,884)	(2,565)	(5,449)
Recoveries	1,236	281	1,517
Provision/(provision credit) for loan losses	507	(716)	(209)

Allowance for loan losses as of June 30, 2014	66,843	1,748	68,591

Troubled debt restructurings	$26,713	$—	$26,713

30+ Delinq. % (a)	0.20%	0.02%	0.19%
NPL %	0.57	0.58	0.58
Net charge-offs % (qtr. annualized)	0.09	1.99	0.20
Allowance / loans %	0.84%	0.38%	0.82%
Allowance / charge-offs	10.12x	0.19x	4.35x

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate

The CRE portfolio was $1.4 billion on June 30, 2015. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between the income-producing CRE class which contains loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (32 percent), retail (24 percent), office (13 percent), industrial (11 percent), hospitality (11 percent), land/land development (3 percent), and other (6 percent). Nearly all of the income CRE class was originated through and continues to be managed by the regional bank.

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

CRE Asset Quality Trends

The CRE portfolio continued to show improvement in second quarter 2015. Total CRE loans increased $169.2 million or 14 percent from second quarter 2014 to second quarter 2015. The allowance increased $5.7 million from second quarter 2014 to $21.5 million in second quarter 2015. The increase in allowance is attributable to the regional bank and is primarily driven by loan growth and a continued extension of the loss emergence period. Allowance as a percentage of loans increased 25 basis points from second quarter 2014 to 1.53 percent as of June 30, 2015. Net charge-offs were $.7 million in second quarter 2015 compared to a net recovery of $1.0 million in second quarter 2014. Nonperforming loans within the CRE portfolio improved 30 basis points from second quarter 2014 to .84 percent as of June 30, 2015. Accruing delinquencies as a percentage of period-end loans improved 87 basis points from June 30, 2014 to .23 percent as of June 30, 2015. The following table shows commercial real estate asset quality trends by segment.

Table 10 - Commercial Real Estate Asset Quality Trends by Segment

	June 30, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$1,400,354	$361	$1,400,715
Nonperforming loans	11,746	—	11,746

Allowance for loan losses as of April 1, 2015	17,609	56	17,665
Charge-offs	(888)	—	(888)
Recoveries	147	6	153
Provision/(provision credit) for loan losses	4,597	(35)	4,562

Allowance for loan losses as of June 30, 2015	21,465	27	21,492

Troubled debt restructurings	$8,306	$—	$8,306

30+ Delinq. % (a)	0.23%	—%	0.23%
NPL %	0.84	—	0.84
Net charge-offs % (qtr. annualized)	0.22	NM	0.22
Allowance / loans %	1.53%	7.36%	1.53%
Allowance / charge-offs	7.22x	NM	7.29x

	June 30, 2014
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$1,226,495	$5,018	$1,231,513
Nonperforming loans	13,009	971	13,980

Allowance for loan losses as of April 1, 2014	14,993	530	15,523
Charge-offs	(595)	(152)	(747)
Recoveries	1,506	226	1,732
Provision/(provision credit) for loan losses	(558)	(129)	(687)

Allowance for loan losses as of June 30, 2014	15,346	475	15,821

Troubled debt restructurings	$23,385	$3,938	$27,323

30+ Delinq. % (a)	1.10%	—%	1.10%
NPL %	1.06	19.34	1.14
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / loans %	1.25%	9.41%	1.28%
Allowance / charge-offs	NM	NM	NM

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

RETAIL LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $4.9 billion on June 30, 2015, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated per amendments to ASC 810). The largest geographical concentrations of balances as of June 30, 2015, are in Tennessee (61 percent) and California (8 percent) with no other state representing more than 3 percent of the portfolio. As of June 30, 2015, approximately 59 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 746 and refreshed FICO scores averaged 741 as of June 30, 2015, as compared to 743 and 736, respectively, as of June 30, 2014. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

HELOCs comprise $2.3 billion of the consumer real estate portfolio as of June 30, 2015. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of June 30, 2015, approximately 70 percent of FHN’s HELOCs are in the draw period, compared to 75 percent as of June 30, 2014. Based on when draw periods are scheduled to end per the line agreement, it is expected that $1.0 billion, or 66 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are being contacted proactively early in the process. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11 - HELOC Draw To Repayment Schedule

	June 30, 2015		June 30, 2014
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent

Months remaining in draw period:
0-12	$329,518	21%	$338,143	17%
13-24	269,846	17	361,552	18
25-36	240,316	15	307,794	15
37-48	119,295	8	279,131	14
49-60	78,499	5	134,611	7
>60	544,831	34	588,425	29

Total	$1,582,305	100%	$2,009,656	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in second quarter 2015 when compared with second quarter 2014. The ALLL decreased $32.6 million from second quarter 2014 to $85.5 million as of June 30, 2015, with 77 percent of the decline attributable to the non-strategic segment. The allowance as a percentage of loans was 1.75 percent of loans as of June 30, 2015 compared to 2.26 percent as of June 30, 2014. The 51 basis point decline in the allowance as a percentage of loans from second quarter 2014 to second quarter 2015 is the result of sustained levels of low net charge offs, continued stabilization of property values and continued run-off in the non-strategic segment of the consumer real estate portfolio. The balance of nonperforming loans was $114.5 million and $130.9 million as of June 30, 2015 and 2014, respectively, and the decrease was largely related to both improvement and run-off in the non-strategic segment of the portfolio. Loans delinquent 30 or more days and still accruing declined $2.7 million from June 30, 2014 to $45.9 million as of June 30, 2015. A net recovery of $.9 million was recognized in second quarter 2015 compared to a net charge-off of $2.6 million in second quarter 2014. The improvement in net charge-offs is the result of improved borrower performance as well as stronger underlying collateral values and enhanced recovery efforts. The following table shows consumer real estate asset quality trends by segment.

Table 12 - Consumer Real Estate Asset Quality Trends by Segment

	June 30, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$3,412,626	$1,457,645	$4,870,271
Nonperforming loans	26,627	87,898	114,525

Allowance for loan losses as of April 1, 2015	32,574	76,671	109,245
Charge-offs	(1,819)	(5,084)	(6,903)
Recoveries	1,178	6,673	7,851
Provision/(provision credit) for loan losses	(6,881)	(17,855)	(24,736)

Allowance for loan losses as of June 30, 2015	25,052	60,405	85,457

Troubled debt restructurings	$53,950	$118,147	$172,097

30+ Delinq. % (a)	0.47%	2.06%	0.94%
NPL %	0.78	6.03	2.35
Net charge-offs % (qtr. annualized)	0.08	NM	NM
Allowance / loans %	0.73%	4.14%	1.75%
Allowance / charge-offs	9.73x	NM	NM

	June 30, 2014
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$3,334,304	$1,884,626	$5,218,930
Nonperforming loans	30,014	100,908	130,922

Allowance for loan losses as of April 1, 2014	32,325	91,084	123,409
Charge-offs	(2,678)	(5,396)	(8,074)
Recoveries	1,159	4,311	5,470
Provision/(provision credit) for loan losses	1,612	(4,380)	(2,768)

Allowance for loan losses as of June 30, 2014	32,418	85,619	118,037

Troubled debt restructurings	$59,011	$117,874	$176,885

30+ Delinq. % (a)	0.64%	1.45%	0.93%
NPL %	0.90	5.35	2.51
Net charge-offs % (qtr. annualized)	0.18	0.23	0.20
Allowance / loans %	0.97%	4.54%	2.26%
Allowance / charge-offs	5.32x	19.65x	11.30x

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage

The permanent mortgage portfolio was $.5 billion on June 30, 2015. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. Approximately 25 percent of loan balances as of June 30, 2015 are in California, but the remainder of the portfolio is somewhat geographically diverse. Natural run-off contributed to a majority of the net $106.3 million decrease in permanent mortgage period-end balances from second quarter 2014 to second quarter 2015.

The ALLL decreased to $22.4 million as of June 30, 2015 from $23.7 million as of June 30, 2014. TDR reserves comprise 80 percent of the ALLL for the permanent mortgage portfolio as of June 30, 2015. Accruing delinquencies as a percentage of total loans increased from 1.71 percent in second quarter 2014 to 2.26 percent in second quarter 2015. The increase in the accruing delinquency percentage is driven by an 18 percent decrease in the period-end balances from second quarter 2014 to second quarter 2015 and several larger balance loans in the non-strategic segment moving to thirty or more days past due. NPLs decreased by $4.6 million from second quarter 2014 to $32.5 million as of June 30, 2015, although NPLs as a percentage of loans increased from 6.23 percent as of June 30, 2014 to 6.66 percent as of June 30, 2015. Annualized net charge-offs as a percentage of average loans remained relatively flat from second quarter 2014 to second quarter 2015. The following table shows permanent mortgage asset quality trends by segment.

Table 13 - Permanent Mortgage Asset Quality Trends by Segment

	June 30, 2015
(Dollars in thousands)	Regional Bank	Corporate (a)	Non- Strategic	Consolidated
Period-end loans	$9,729	$113,123	$364,827	$487,679
Nonperforming loans	489	3,079	28,905	32,473

Allowance for loan losses as of April 1, 2015	35	NM	20,151	20,186
Charge-offs	(265)	NM	(544)	(809)
Recoveries	253	NM	418	671
Provision/(provision credit) for loan losses	60	NM	2,269	2,329

Allowance for loan losses as of June 30, 2015	83	NM	22,294	22,377

Troubled debt restructurings	$964	$6,827	$99,366	$107,157

30+ Delinq. % (b)	4.44%	2.51%	2.12%	2.26%
NPL %	5.03	2.72	7.92	6.66
Net charge-offs % (qtr. annualized)	0.48	NM	0.14	0.11
Allowance / loans %	0.86%	NM	6.11%	4.59%
Allowance / charge-offs	1.74x	NM	44.22x	40.53x

	June 30, 2014
(Dollars in thousands)	Regional Bank	Corporate (a)	Non- Strategic	Consolidated
Period-end loans	$11,625	$155,306	$427,070	$594,001
Nonperforming loans	476	3,636	32,911	37,023

Allowance for loan losses as of April 1, 2014	195	NM	22,326	22,521
Charge-offs	(19)	NM	(860)	(879)
Recoveries	—	NM	694	694
Provision/(provision credit) for loan losses	(10)	NM	1,401	1,391

Allowance for loan losses as of June 30, 2014	166	NM	23,561	23,727

Troubled debt restructurings	$1,255	$5,790	$112,421	$119,466

30+ Delinq. % (b)	3.26%	1.91%	1.59%	1.71%
NPL %	4.09	2.34	7.71	6.23
Net charge-offs % (qtr. annualized)	0.63	NM	0.15	0.12
Allowance / loans %	1.43%	NM	5.52%	3.99%
Allowance / charge-offs	2.21x	NM	35.18x	31.85x

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	The valuation taken upon exercise of clean-up calls included expected losses.
(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other

The credit card and other portfolios were $.3 billion as of June 30, 2015, and primarily include credit card receivables, other consumer-related credits, and automobile loans. The allowance decreased to $13.3 million as of June 30, 2015 from $17.5 million as of June 30, 2014. In second quarter 2015, FHN recognized $5.0 million of net charge-offs in the credit card and other portfolios, compared to $2.9 million in second quarter 2014. The higher net charge-offs in second quarter 2015 were primarily driven by charge-offs in a sub segment of the credit card portfolio that were previously reserved for. Annualized net charge-offs as a percentage of average loans increased 238 basis points from second quarter 2014 to 5.73 percent in second quarter 2015. Loans 30 days or more delinquent and accruing decreased from $4.8 million as of June 30, 2014 to $3.8 million June 30, 2015. The following table shows credit card and other asset quality trends by segment.

Table 14 - Credit Card and Other Asset Quality Trends by Segment

	June 30, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$334,617	$10,927	$345,544
Nonperforming loans	—	749	749

Allowance for loan losses as of April 1, 2015	13,048	532	13,580
Charge-offs (a)	(5,600)	(258)	(5,858)
Recoveries	764	92	856
Provision/(provision credit) for loan losses	4,523	174	4,697

Allowance for loan losses as of June 30, 2015	12,735	540	13,275

Troubled debt restructurings	$333	$85	$418

30+ Delinq. % (b)	1.09%	1.31%	1.09%
NPL %	—	6.86	0.22
Net charge-offs % (qtr. annualized) (a)	5.72	5.97	5.73
Allowance / loans %	3.81%	4.95%	3.84%
Allowance / charge-offs	0.66x	0.81x	0.66x

	June 30, 2014
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$333,781	$14,648	$348,429
Nonperforming loans	—	1,342	1,342

Allowance for loan losses as of April 1, 2014	12,736	325	13,061
Charge-offs	(3,280)	(335)	(3,615)
Recoveries	693	40	733
Provision/(provision credit) for loan losses	6,872	401	7,273

Allowance for loan losses as of June 30, 2014	17,021	431	17,452

Troubled debt restructurings	$381	$143	$524

30+ Delinq. % (b)	1.37%	1.79%	1.39%
NPL %	—	9.16	0.39
Net charge-offs % (qtr. annualized)	3.14	7.81	3.35
Allowance / loans %	5.10%	2.94%	5.01%
Allowance / charge-offs	1.64x	0.36x	1.51x

Loans are expressed net of unearned income.

(a)	2Q15 increase primarily driven by charge-offs in a sub segment of the credit card portfolio which had previously been reserved for.
(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:

Table 15 - Asset Quality by Portfolio

	June 30
	2015	2014
Key Portfolio Details
C&I
Period-end loans ($ millions)	$9,833	$8,403
30+ Delinq. % (a)	0.08%	0.19%
NPL %	0.44	0.58
Charge-offs % (qtr. annualized)	0.17	0.20
Allowance / loans %	0.80%	0.82%
Allowance / charge-offs	4.85x	4.35x
Commercial Real Estate
Period-end loans ($ millions)	$1,401	$1,232
30+ Delinq. % (a)	0.23%	1.10%
NPL %	0.84	1.14
Charge-offs % (qtr. annualized)	0.22	NM
Allowance / loans %	1.53%	1.28%
Allowance / charge-offs	7.29x	NM
Consumer Real Estate
Period-end loans ($ millions)	$4,870	$5,219
30+ Delinq. % (a)	0.94%	0.93%
NPL %	2.35	2.51
Charge-offs % (qtr. annualized)	NM	0.20
Allowance / loans %	1.75%	2.26%
Allowance / charge-offs	NM	11.30x
Permanent Mortgage
Period-end loans ($ millions)	$488	$594
30+ Delinq. % (a)	2.26%	1.71%
NPL %	6.66	6.23
Charge-offs % (qtr. annualized)	0.11	0.12
Allowance / loans %	4.59%	3.99%
Allowance / charge-offs	40.53x	31.85x
Credit Card and Other
Period-end loans ($ millions)	$346	$348
30+ Delinq. % (a)	1.09%	1.39%
NPL %	0.22	0.39
Charge-offs % (qtr. annualized) (b)	5.73	3.35
Allowance / loans %	3.84%	5.01%
Allowance / charge-offs	0.66x	1.51x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	2Q15 increase primarily driven by charge-offs in a sub segment of the credit card portfolio which had previously been reserved for.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 9 percent from second quarter 2014 to $221.4 million on June 30, 2015, from $243.6 million on June 30, 2014. Continued aggregate improvement in borrowers’ financial conditions through second quarter 2015, improvement in economic conditions, run-off of the non-strategic portfolios, and proactive management of problem credits contributed to the decline in the ALLL from a year ago. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.31 percent on June 30, 2015, from 1.54 percent on June 30, 2014.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased 60 percent to $2.0 million in second quarter 2015 from $5.0 million in second quarter 2014.

FHN expects asset quality trends to remain relatively stable for the remainder of 2015. That expectation depends upon a continued economic recovery, among other things, which may or may not occur. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible. The CRE portfolio should be relatively stable as FHN has observed property values stabilizing. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic may become skewed as the portfolio continues to shrink and the denominator of asset quality ratios becomes smaller. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs were $9.0 million in second quarter 2015 compared to $8.6 million in second quarter 2014. The ALLL was 6.15 times annualized net charge-offs for second quarter 2015 compared with 7.05 times annualized net charge-offs for second quarter 2014 and the annualized net charge-offs to average loans ratio decreased from .22 percent in second quarter 2014 to .21 percent in second quarter 2015.

Commercial net charge-offs were $4.8 million in second quarter 2015 compared to $2.9 million in second quarter 2014. The increase in second quarter 2015 was primarily driven by a partial charge-off resulting from borrower fraud associated with one large regional bank C&I credit. $2.6 million of the second quarter 2014 charge-offs was associated with a TRUPS sale in which FHN had $3.1 million of ASC 310 reserves. Overall, commercial net charge-offs remain at historically low levels.

Consolidated net charge-offs in the retail portfolios declined 26 percent or $1.5 million from second quarter 2014 to second quarter 2015. The consumer real estate portfolio had net recoveries of $.9 million in second quarter 2015 compared to net charge-offs of $2.6 million in second quarter 2014. Net charge-offs in the credit card and other portfolios increased from $2.9 million in second quarter 2014 to $5.0 million in second quarter 2015, driven by charge-offs recognized on a sub segment of the credit card portfolio which had previously been reserved for.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes probable that full collection of principal and interest will not be collected in accordance with contractual terms, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis, if FHN continues to receive payments but there are atypical loan structures or other borrower-specific issues. Included in nonaccruals are loans in which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and second liens, regardless of delinquency status, behind first liens that are 90 or more days past due or are TDRs. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”).

Total nonperforming assets (including NPLs HFS) decreased to $238.5 million on June 30, 2015 from $339.6 million on June 30, 2014. Nonperforming assets (excluding NPLs HFS) decreased to $232.2 million on June 30, 2015 from $270.4 million on June 30, 2014. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to 1.37 percent in second quarter 2015 from 1.71 percent in second quarter 2014 due to a 25 percent decrease in foreclosed real estate (excluding foreclosed real estate from government insured mortgages) and a 12 percent decline in portfolio nonperforming loans from second quarter 2014 to second quarter 2015. Portfolio nonperforming loans declined $28.6 million from second quarter 2014 to $203.1 million on June 30, 2015, largely driven by improvement in the consumer real estate portfolio.

Nonperforming C&I loans decreased to $43.6 million in 2015 from $48.3 million in 2014. Commercial real estate NPLs decreased $2.2 million to $11.7 million in 2015. Consumer nonperforming loans decreased to $147.7 million from $169.3 million in 2014, primarily due to a $13.0 million decline in non-strategic consumer real estate NPLs. Nonperforming loans classified as HFS decreased $62.8 million to $6.4 million on June 30, 2015 primarily due to the sale of mortgage loans HFS in third quarter 2014. Loans in HFS are recorded at elected fair value or lower of cost or market and do not carry reserves.

The ratio of ALLL to NPLs in the loan portfolio improved to 1.09 times in 2015 compared to 1.05 times in 2014, driven by lower nonperforming loans which was partially offset by an decrease in ALLL. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded. Additionally, a majority of FHN’s loans in held-for-sale are accounted for under the fair value option. As a result, losses related to nonperforming HFS loans have been recognized by FHN directly through the income statement.

The following table provides nonperforming loans both before and after partial charge-offs, LOCOM, nonaccrual interest adjustments and negative fair value adjustments previously taken as of June 30, 2015 and 2014.

Table 16 - Nonperforming Loans

	June 30
(Dollars in thousands)	2015	2014
Held-to-maturity:
Gross nonperforming loans (a)	$271,781	$307,404
Less: Partial charge-offs (b)	(60,852)	(71,461)
Less: LOCOM (c)	(614)	—
Less: Nonaccrual interest adjustments (d)	(7,249)	(4,327)

Net nonperforming loans (e)	$203,066	$231,616

Held-for-sale: (f)
Gross nonperforming loans	$12,334	$135,252
Less: Fair value mark	(5,839)	(64,443)
Less: LOCOM	(123)	(1,625)

Net nonperforming loans	$6,372	$69,184

Total net nonperforming loans including held-for-sale	$209,438	$300,800

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of June 30, 2015 and 2014, include $173.4 million and $189.3 million, respectively, of gross nonperforming loans within the non-strategic segment.
(b)	Balances as of June 30, 2015 and 2014, include $35.7 million and $46.9 million, respectively, of non-strategic partial charge-offs associated with nonperforming loans.
(c)	Included in the non-strategic segment.
(d)	Balances as of June 30, 2015 and 2014, include $6.1 million and $3.6 million, respectively, of nonaccrual interest adjustments within the non-strategic segment.
(e)	Balances as of June 30, 2015 and 2014, include $130.9 million and $138.8 million, respectively, of net nonperforming loans within the non-strategic segment.
(f)	As of June 30, 2015 and 2014, all held-for-sale nonperforming loans are included in the non-strategic segment.

Table 17 provides an activity rollforward of foreclosed real estate balances for June 30, 2015 and 2014. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $29.1 million as of June 30, 2015, from $38.8 million as of June 30, 2014 as FHN has continued efforts to avoid foreclosures by restructuring loans and working with borrowers while also executing sales of existing foreclosed assets. Additionally property values have stabilized which also affect the balance of foreclosed real estate. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 17 - Rollforward of Foreclosed Real Estate

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance (a)	$29,681	$42,970	$30,430	$45,753
Valuation adjustments	(1,284)	(533)	(1,660)	(1,391)
New foreclosed property	4,831	4,603	8,293	11,505
Disposals:
Single transactions	(4,119)	(7,551)	(7,954)	(16,184)
Bulk sales	—	(708)	—	(902)

Ending balance, June 30 (a)	$29,109	$38,781	$29,109	$38,781

(a)	Excludes foreclosed real estate related to government insured mortgages.

The following table provides consolidated asset quality information for the three months ended June 30, 2015 and 2014:

Table 18 - Asset Quality Information

	Three Months Ended June 30
(Dollars in thousands)	2015	2014
Allowance for loan losses:
Beginning balance on April 1	$228,328	$247,246
Provision for loan losses	2,000	5,000
Charge-offs	(19,434)	(18,764)
Recoveries	10,457	10,146

Ending balance on June 30	$221,351	$243,628

Reserve for remaining unfunded commitments	5,561	2,209
Total allowance for loan losses and reserve for unfunded commitments	$226,912	$245,837

	As of June 30
	2015	2014
Nonperforming Assets by Segment
Regional Banking:
Nonperforming loans (a)	$69,093	$89,191
Foreclosed real estate (b)	19,230	26,598

Total Regional Banking	88,323	115,789

Non-Strategic:
Nonperforming loans (a)	130,894	138,789
Nonperforming loans held-for-sale after fair value adjustment (c)	6,372	69,184
Foreclosed real estate (b)	9,879	12,183

Total Non-Strategic	147,145	220,156

Corporate:
Nonperforming loans (a)	3,079	3,636

Total Corporate	3,079	3,636

Total nonperforming assets (a)	$238,547	$339,581

Loans and commitments:
Total period-end loans, net of unearned income	$16,936,772	$15,795,709
Less: Insured retail residential and construction loans (d)	(2,516)	(9,116)

Loans excluding insured loans	$16,934,256	$15,786,593
Foreclosed real estate from government insured mortgages (foreclosures occuring prior to January 1, 2015)	11,159	18,771
Potential problem assets (e) (j)	189,641	299,863
Loans 30 to 89 days past due	48,924	61,656
Loans 30 to 89 days past due - guaranteed portion (f)	7	170
Loans 90 days past due (g)	22,521	31,178
Loans 90 days past due - guaranteed portion (f) (g)	172	43
Loans held-for-sale 30 to 89 days past due (c)	6,607	8,513
Loans held-for-sale 30 to 89 days past due - guaranteed portion (f)	5,925	5,822
Loans held-for-sale 90 days past due (c) (g)	16,557	37,191
Loans held-for-sale 90 days past due - guaranteed portion (c) (f) (g)	16,049	32,739
Remaining unfunded commitments	7,507,314	7,227,433
Average loans, net of unearned	$16,789,939	$15,381,570

Allowance and net charge-off ratios
Allowance to total loans	1.31%	1.54%
Allowance to nonperforming loans in the loan portfolio	1.09x	1.05x
Allowance to loans excluding insured loans	1.31%	1.54%
Allowance to annualized net charge-offs	6.15x	7.05x
Nonperforming assets to loans and foreclosed real estate (h)	1.37%	1.71%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.20%	1.47%
Total annualized net charge-offs to average loans (i)	0.21%	0.22%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes loans that are 90 or more days past due and still accruing interest.
(b)	Excludes foreclosed real estate from government-insured mortgages.
(c)	The decline is due to the third quarter 2014 sale of mortgage loans.
(d)	Whole-loan insurance has been obtained on certain retail residential and construction loans.
(e)	Includes past due loans.
(f)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(g)	Amounts are not included in nonperforming/nonaccrual loans.
(h)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(i)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.
(j)	The 2Q15 decline is due to the resolution of several larger substandard graded credits.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing decreased to $22.5 million on June 30, 2015, from $31.2 million on June 30, 2014. The decrease was driven primarily by CRE and consumer real estate. Loans 30 to 89 days past due decreased $12.7 million to $48.9 million on June 30, 2015. The decline in loans past due 30-89 days is largely attributable to the C&I and CRE portfolios because of aggregate improved performance and loss mitigation activities.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $189.6 million on June 30, 2015, $259.5 million on March 31, 2015, and $299.9 million on June 30, 2014. The 27 percent decline in potential problem assets from first quarter 2015 to second quarter 2015 and 37 percent decline from second quarter 2014 to second quarter 2015 is due to the resolution of several larger substandard credits. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

On June 30, 2015 and 2014, FHN had $310.6 million and $350.9 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $61.0 million and $65.8 million, or 20 percent and 19 percent of TDR balances, as of June 30, 2015 and 2014, respectively. Additionally, FHN had $80.8 million and $139.5 million of HFS loans classified as TDRs as of June 30, 2015 and 2014, respectively. Total held-to-maturity TDRs decreased by $40.3 million with 57 percent and 31 percent of the reduction attributable to reductions in commercial TDRs and permanent mortgage TDRs, respectively. The HFS TDRs decreased by $58.7 million from a year ago mainly due to the sale of mortgage loans HFS in third quarter 2014.

The following table provides a summary of TDRs for the periods ended June 30, 2015 and 2014:

Table 19 - Troubled Debt Restructurings

	As of June 30, 2015		As of June 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount
Held-to-maturity:
Permanent mortgage:
Current	161	$82,926	185	$93,676
Delinquent	13	3,700	9	2,514
Non-accrual (a)	89	20,531	88	23,276

Total permanent mortgage	263	107,157	282	119,466

Consumer real estate:
Current	983	106,872	1,075	114,886
Delinquent	36	3,532	41	4,620
Non-accrual (b)	1,242	61,693	1,264	57,379

Total consumer real estate	2,261	172,097	2,380	176,885

Credit card and other:
Current	159	407	220	507
Delinquent	6	11	9	17
Non-accrual	—	—	—	—

Total credit card and other	165	418	229	524

Commercial loans:
Current	22	21,061	26	20,735
Delinquent	—	—	1	332
Non-accrual	24	9,851	37	32,969

Total commercial loans	46	30,912	64	54,036

Total held-to-maturity	2,735	310,584	2,955	350,911

Held-for-sale: (c)
Current	390	58,044	540	83,564
Delinquent	113	15,906	174	26,434
Non-accrual	28	6,834	221	29,498

Total held-for-sale	531	80,784	935	139,496

Total troubled debt restructurings	3,266	$391,368	3,890	$490,407

(a)	Balances as of June 30, 2015 and 2014 include $6.4 million and $7.9 million, respectively, of discharged bankruptcies.
(b)	Balances as of June 30, 2015 and 2014 include $17.5 million and $24.9 million, respectively, of discharged bankruptcies.
(c)	Loans HFS are reported net of negative fair value adjustments.

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

Value-at-Risk (“VaR”) and Stress Testing

VaR is a statistical risk measure to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99 percent confidence level and 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR (“SVaR”) measure. The SVaR computation uses the same model but with model inputs reflecting historical data from a continuous 12-month period that reflects a period of significant financial stress appropriate for Fixed Income’s trading securities portfolio.

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 20 - VaR and SVaR Measures

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015			As of June 30, 2015
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$703	$1,050	$466	$670	$1,050	$388	$520
SVaR	3,092	4,510	1,717	3,380	5,356	1,717	2,192

10-day
VaR	2,128	3,452	1,155	1,923	3,452	806	1,155
SVaR	9,753	15,538	4,094	9,722	15,538	4,094	6,165

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014			As of June 30, 2014
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,208	$1,959	$524	$1,297	$2,072	$524	$532
SVaR	3,039	4,453	1,915	3,012	5,108	1,915	3,517

10-day
VaR	4,112	7,105	1,313	4,347	7,105	1,313	1,332
SVaR	12,454	17,948	5,574	10,798	17,948	5,574	12,173

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 21 - Schedule of Risks Included in VaR

	As of June 30, 2015		As of June 30, 2014
(Dollars in Thousands)	1-day	10-day	1-day	10-day
Interest rate risk	$508	$1,957	$638	$1,268
Credit spread risk	403	673	353	473

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

The simulation models used to analyze net interest income create various at-risk scenarios looking at assumed increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At June 30, 2015, the interest rate environment remained at a low level. Under these market conditions, traditional scenarios estimating the impact of declining rates are not meaningful. Accordingly, declining rate shock scenarios (including minus 25 basis points and minus 200 basis points) were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve assuming a static balance sheet. Based on the rate sensitivity position on June 30, 2015, net interest income exposure over the next 12 months to a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points is estimated to be a favorable variance of 2.5 percent, 3.8 percent, 6.2 percent and 11.3 percent, respectively of base net interest income. A flattening yield curve scenario where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of 1.4 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

While the continuing low interest rate environment is not expected to have a significant impact on the capital position of FHN, the ability to expand net interest margin in this environment, without assuming additional credit risk, continues to be a challenge for FHN. As long as the historically low interest rate environment persists, net interest margin will typically decline as yields on fixed rate loans and investment securities decrease due to the combination of asset prepayments and lower reinvestment rates. With core deposit rates at historically low levels, there is little opportunity to offset the yield declines in fixed rate assets with corresponding declines in deposit rates.

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

FHN also may use unsecured borrowings as a source of liquidity. Currently, a large portion of unsecured borrowings is federal funds purchased from correspondent bank customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is repurchase agreement transactions accounted for as secured borrowings with the regional bank’s business customers or fixed income’s broker dealer counterparties.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 92 percent in 2015 compared to 98 percent in 2014.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in December 2015. In 2014, FTBNA issued $400 million of fixed rate senior notes due in December 2019. As of June 30, 2015, FHN had outstanding capital securities representing guaranteed preferred beneficial interests in $206 million of FHN’s junior subordinated debentures through a Delaware business trust, wholly owned by FHN, a portion of which was eligible for inclusion in Tier 1 Capital. Tier 1 Capital treatment for these securities began phasing out in 2015 and will be entirely phased out in 2016. In late July 2015 FHN issued notice to call its junior subordinated debt with a redemption date of August 21, 2015. FHN also maintains $55.7 million of borrowings which are secured by residential real estate loans in a consolidated securitization trust.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of June 30, 2015, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was $8.3 million as of June 30, 2015 enabling FTBNA to declare limited dividends without OCC approval. The total amount available for dividends as of June 30, 2014 was negative $6.7 million. Consequently, FTBNA could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval in 2014. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in the amount of $325 million in third quarter 2015 and $180 million in 2014. FTBNA applied for and received approval from the OCC to declare and pay preferred dividends in each quarter of 2014. Additionally, during first and second quarter 2015 FTBNA declared and paid preferred dividends and during third quarter 2015 declared preferred dividends, with OCC approval as necessary.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.06 per common share on July 1, 2015, and in July 2015 the Board approved a $.06 per common share cash dividend payable on October 1, 2015, to shareholders of record on September 11, 2015. FHN paid a cash dividend of $1,550.00 per preferred share on July 10, 2015, and in July 2015 the Board approved a $1,550.00 per preferred share cash dividend payable on October 13, 2015, to shareholders of record on September 28, 2015.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2015 and 2014. The level of cash and cash equivalents increased $96.9 million during the first half of 2015 compared to an increase of $265.2 million in the first half of 2014. During the six months ended June 30, 2015, cash provided by investing activities and operating activities outpaced cash used by financing activities, whereas during the six months ended June 30, 2014 cash provided by operating activities more than offset cash used by investing and financing activities.

Net cash provided by operating activities was $111.1 million in 2015 compared to $390.6 million in 2014. Operating cash flows in 2015 were favorably driven by cash-related net income items and a $185.7 million net increase in cash related to fixed income activities. Cash outflows related to operating assets and liabilities were $278.5 million in 2015 and primarily relate to the DOJ/HUD settlement payment in second quarter 2015. Operating cash flows in 2014 were positively affected by cash-related net income items, cash proceeds from MSR sales of $69.9 million, and $177.2 million of changes in cash related to operating assets and liabilities. Cash flows from operating activities were negatively affected by a $64.8 million net change in cash related to fixed income activities in 2014.

Net cash provided by investing activities was $480.5 million in 2015, compared to net cash used of $102.1 million in 2014. Cash inflows in 2015 were primarily attributed to a $1.3 billion decline in interest-bearing cash and $40.4 million of proceeds from the sale of properties, but were partially offset by loan growth in the regional bank and $100.1 million in net cash used in the available-for-sale securities portfolio. In 2014, an increase in loan balances and activity related to the available-for-sale securities portfolio which resulted in a $134.8 million net decrease in cash as securities purchased outpaced maturities and sales, negatively affected cash provided by investing activities. These cash outflows were somewhat offset by a decrease in interest-bearing cash which favorably affected cash provided by investing activities.

Net cash used by financing activities was $494.7 million in 2015 compared to $23.3 million in 2014. In 2015, cash was negatively affected by a $737.5 million decrease in short-term borrowings and $312.8 million in payments of long-term borrowings, which included the maturity of $304 million of subordinated notes. Additionally dividends and share repurchases negatively affected financing cash flows in 2015. These outflows were somewhat mitigated by a $605.9 million increase in deposits resulting from a new correspondent banking product which resulted in a shift in funding from short-term borrowings. In 2014, cash was negatively affected by a decline in deposits and payments of long-term borrowings related to the collapse/resolution of two securitization trusts, but was offset by cash inflows from increased FHLB borrowings as a result of loan growth and deposit fluctuations.

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

From 2009 to 2014 FHN received a high number of claims to either repurchase loans from the purchaser or remit payment to the purchaser to “make them whole” for economic losses incurred, primarily driven by loan delinquencies. In repurchase or make-whole claims a loan purchaser typically alleges that certain loans that were sold violated representations and warranties made by FHN at closing. While FHN has received claims from private whole-loan purchasers, a significant majority of claims received overall have related to whole loan sales to GSEs. Starting in 2014 the number of such claims, though still elevated, diminished substantially primarily as a result of resolution agreements made with the GSEs (discussed below) which significantly reduced new GSE claims. FHN also has the potential for financial exposure from loans transferred through FH proprietary securitizations. See Note 10 – Contingencies and Other Disclosures for other actions taken by investors of FH proprietary securitizations.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for approximately 90 percent of all repurchase requests/make-whole claims received from the third quarter 2008 divestiture of certain mortgage banking operations through June 30, 2015.

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

The following table summarizes the loan composition of the FH proprietary mortgage securitizations from 2005 through 2007:

Table 22 - Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of June 30, 2015
Loan type:
Jumbo	$9,410,499	$1,650,504
Alt-A	17,270,431	3,898,088

Total FH proprietary securitizations	$26,680,930	$5,548,592

(a)	Original principal balances obtained from trustee statements.

At June 30, 2015, the repurchase request pipeline contained no loan repurchase requests related to FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At June 30, 2015, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing. Due to the sales of MSR from 2008 through 2014, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.

Active Pipeline

The amount of repurchase requests and make-whole claims is accumulated into the “active pipeline.” The active pipeline includes the amount of claims for repurchase, make-whole payments, loans as to which private mortgage insurance (“MI”) has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. MI was required for certain of the loans sold to GSEs or that were securitized. MI generally was provided on first lien loans that were sold to GSEs or securitized that had a loan-to-value (“LTV”) ratio at origination of greater than 80 percent. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline. Additionally, FHN is responsible for covering losses for purchasers to the extent there is a shortfall in MI insurance coverage (MI curtailment).

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice or curtailment, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On June 30, 2015, the active pipeline was $177.7 million, with approximately half of unresolved repurchase and make-whole claims relating to loans sold to GSEs.

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

In fourth quarter 2013 and in first quarter 2014, FHN entered into definitive resolution agreements (“ DRAs”), discussed below in “Repurchase Accrual Methodology,” to resolve certain selling representation and warranty repurchase obligations with the GSEs. The balances for these DRAs are disclosed in the settlement column of Table 23 - Rollforward of the Active Pipeline and reflect the UPB of loans settled under the DRAs. Additionally, in third quarter 2014, FHN settled certain repurchase claims with a non-GSE third party who purchased certain GSE MSRs in connection with the mortgage divestiture in 2008.

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active pipeline, including related unresolved MI cancellation notices, MI curtailments, and other requests for the three and six months ended June 30, 2015:

Table 23 - Rollforward of the Active Pipeline

	April 1, 2015		Inflows		Resolutions		Settlement		Adjustments (c)		June 30, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	131	$25,497	22	$2,851	(38)	$(6,053)	—	$—	—	$125	115	$22,420
FHLMC (a)	17	2,823	3	483	(4)	(514)	—	—	—	—	16	2,792
GNMA	2	69	2	395	—	—	—	—	—	—	4	464
Non-Agency whole loan-related	171	25,827	18	3,279	(10)	(2,215)	—	—	1	155	180	27,046
MI Cancellations	29	6,046	24	4,651	(27)	(5,085)	—	—	4	528	30	6,140
MI Curtailments	503	84,572	100	16,970	(14)	(2,074)	—	—	(9)	(1,300)	580	98,168
Other requests (b)	145	22,930	31	4,071	(43)	(6,526)	—	—	4	166	137	20,641

Total	998	$167,764	200	$32,700	(136)	$(22,467)	—	$—	—	$(326)	1,062	$177,671

	January 1, 2015		Inflows		Resolutions		Settlement		Adjustments (c)		June 30, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	142	$27,831	52	$6,808	(78)	$(12,195)	—	$—	(1)	$(24)	115	$22,420
FHLMC (a)	19	3,310	10	2,023	(13)	(2,541)	—	—	—	—	16	2,792
GNMA	2	69	2	395	(1)	(123)	—	—	1	123	4	464
Non-Agency whole loan-related	171	25,827	19	3,434	(11)	(2,370)	—	—	1	155	180	27,046
MI Cancellations	28	6,004	43	7,638	(45)	(7,954)	—	—	4	452	30	6,140
MI Curtailments	594	101,063	152	26,687	(161)	(28,859)	—	—	(5)	(723)	580	98,168
Other requests (b)	65	10,825	129	18,887	(60)	(9,323)	—	—	3	252	137	20,641

Total	1,021	$174,929	407	$65,872	(369)	$(63,365)	—	$—	3	$235	1,062	$177,671

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active pipeline, including related unresolved MI cancellation notices, MI curtailments, and other requests for the three and six months ended June 30, 2014:

	April 1, 2014		Inflows		Resolutions		Settlement		Adjustments (c)		June 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	374	$77,484	163	$28,869	(162)	$(31,922)	—	$—	(2)	$(582)	373	$73,849
FHLMC (a)	106	23,378	15	3,223	(29)	(5,172)	—	—	—	—	92	21,429
GNMA	4	364	3	244	(8)	(831)	—	—	5	486	4	263
Non-Agency whole loan-related	155	22,124	80	6,933	(46)	(2,414)	—	—	(6)	(552)	183	26,091
MI Cancellations	205	40,608	145	26,114	(174)	(32,051)	—	—	(31)	(4,647)	145	30,024
MI Curtailments	160	29,955	264	45,068	(9)	(1,674)	—	—	(8)	(2,237)	407	71,112
Other requests (b)	150	21,863	13	1,967	(137)	(13,984)	—	—	27	(699)	53	9,147

Total	1,154	$215,776	683	$112,418	(565)	$(88,048)	—	$—	(15)	$(8,231)	1,257	$231,915

	January 1, 2014		Inflows		Resolutions		Settlement		Adjustments (c)		June 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	301	$62,003	339	$63,374	(237)	$(46,242)	(32)	$(5,327)	2	$41	373	$73,849
FHLMC (a)	237	48,866	47	9,688	(163)	(30,502)	(31)	(6,488)	2	(135)	92	21,429
GNMA	9	953	4	411	(9)	(1,101)	—	—	—	—	4	263
Non-Agency whole loan-related	159	21,353	98	9,606	(73)	(4,803)	—	—	(1)	(65)	183	26,091
MI Cancellations	140	28,239	284	52,398	(253)	(47,407)	—	—	(26)	(3,206)	145	30,024
MI Curtailments	52	12,517	362	60,785	(16)	(2,183)	—	—	9	(7)	407	71,112
Other requests (b)	152	23,221	54	7,918	(165)	(18,747)	(8)	(1,634)	20	(1,611)	53	9,147

Total	1,050	$197,152	1,188	$204,180	(916)	$(150,985)	(71)	$(13,449)	6	$(4,983)	1,257	$231,915

(a)	Inflows represent amounts excluded from the DRAs.
(b)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers.
(c)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.

As of June 30, 2015, Agencies accounted for approximately 50 percent of the repurchase/make-whole requests in the active pipeline and 80 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. MI curtailment requests are intended only to cover the shortfall in MI insurance proceeds, therefore FHN’s loss from MI curtailments as a percentage of UPB in the pipeline generally is significantly lower than that of a repurchase or make-whole claim.

For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs. Consistent with originations, a majority of repurchase/make-whole claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from GSEs decreased 90 percent or $28.8 million to $3.3 million in 2015 from 2014 reflecting the impact of the DRAs reached with two GSEs. Total MI cancellation notices received decreased $21.5 million to $4.7 million in 2015.

Resolutions disclosed in Table 23 – Rollforward of the Active Pipeline include both favorable and unfavorable resolutions. The UPB of actual repurchases, make-whole requests, and settlement resolutions, which was $4.1 million and $11.7 million during second quarter 2015 and 2014, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 24 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $4.7 million and $28.6 million in second quarter 2015 and 2014, respectively, represent the amount of repurchase requests and make-whole claims that FHN was able to resolve without incurring loss. Of the loans resolved in second quarter 2015 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 53 percent of the claims compared to 71 percent in 2014. Resolutions related to other, MI cancellations, MI curtailments, and information requests, which were $13.7 million and $47.7 million during second quarter 2015 and 2014, respectively, include providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a request for repurchase, or for make-whole or loss reimbursement, is submitted and such request is unfavorably resolved.

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

Repurchase obligations and estimates for probable incurred losses associated with loan populations not included in the DRAs, including obligations related to future mortgage insurance cancellations, loans included in bulk servicing sales prior to the DRAs, and other loan sales, are included in FHN’s remaining repurchase liability as of June 30, 2015.

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

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform and were not material as of second quarter, 2015 and 2014.

The following table provides a rollforward of the legacy mortgage repurchase liability during the three and six months ended June 30, 2015 and 2014:

Table 24 - Reserves for Repurchase and Foreclosure Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2015	2014	2015	2014
Legacy Mortgage
Beginning balance	$116,374	$145,060	$119,404	$165,091
Provision for repurchase and foreclosure losses	—	—	—	—
Net realized gain/(losses)	180	(4,152)	(2,850)	(24,183)

Balance on June 30	$116,554	$140,908	$116,554	$140,908

The liability for legacy mortgage repurchase and foreclosure losses was $116.6 million and $140.9 million as of June 30, 2015 and 2014, respectively. In second quarter 2015, FHN had $.2 million of net recoveries for the repurchase of first lien loans or make-whole payments compared with $4.2 million of net realized losses during second quarter 2014.

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

Government-Backed Mortgage Lending Programs

FHN originated mortgage loans eligible for Federal Housing Administration (“FHA”) insurance or Veterans Administration (“VA’) guaranty. Those lending activities were substantially larger prior to September 2008, when FHN sold its national mortgage business. In connection with those programs FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN has recognized significant losses associated with settling claims and potential claims, by government agencies as well as by private parties asserting claims on behalf of agencies, related to these origination activities.

Other FHN Mortgage Exposures and Trends

FHN has received no loan repurchase or make-whole requests from the trustee of FH proprietary securitizations, as described in Note 10 – Contingencies and Other Disclosures. However, FHN is defending several lawsuits by investors in FH proprietary securitizations.

In addition, also as described in Note 10, many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. In such other whole loan sales FHN made representations and warranties concerning the loans sold and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. Currently the following categories of actions are pending which involve FHN and non-GSE whole-loan sales: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated loans. Also, FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties under federal law to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Uncertainties remain surrounding the national economy, the housing market, Fed monetary policy, the regulatory and political environment, U.S. government spending generally, and economic and political situations outside the U.S. Those uncertainties will continue to present challenges for FHN. Although during 2014 and the first half of 2015 the national economy exhibited improvement, improvement has been uneven. Certain indicators have been mixed and economic conditions could regress. While asset quality at FHN is strong, external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, despite resolving certain selling representation and warranties repurchase obligations to GSEs, a downturn in the economic environment or disruptions in the housing market could affect borrower defaults and actions by MI companies resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies section within this MD&A, and Note 10 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

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

U.S. regulators have adopted enhanced new stress test rules pursuant to the Reform Act. Under these requirements covered institutions must conduct an annual stress test to determine whether capital is likely to be adequate to absorb losses which could stem from certain adverse economic scenarios provided by the regulators and must privately report the results to their primary regulator as well as publicly disclose certain of those results. FHN may satisfy the public disclosure requirements through postings on its website. FHN’s initial stress test posting was made in June 2015 and can be found using the following link: http://ir.fhnc.com/GenPage.aspx?IID=100292&GKP=305868. (This link is provided only for the convenience of the reader of this report. Neither FHN’s stress test posting, nor any other material found on FHN’s website generally or by using that link, is part of this quarterly report or incorporated herein.)

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

ACCOUNTING STANDARDS UPDATES ISSUED BUT NOT CURRENTLY EFFECTIVE

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective date of ASU 2014-09 has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application as of the original effective date of annual reporting periods beginning after December 15, 2016, and associated interim periods is permitted. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of ASU 2014-09 on its revenue recognition practices.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition in determining expense recognition for the award. Thus, compensation cost is recognized over the requisite service period based on the probability of achievement of the performance condition. Expense is adjusted after the requisite service period for changes in the probability of achievement. ASU 2014-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2014-12 will have no effect on FHN.

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 revises current consolidation guidance to modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities. ASU 2015-02 also eliminates the presumption that a general partner should consolidate a limited partnership, revises the consolidation analysis for reporting entities that have fee arrangements and related party relationships with variable interest entities, and provides a scope exception for entities with interests in registered money market funds. ASU 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. FHN has evaluated the provisions of ASU 2015-02 on its consolidation assessments and there will not be a significant effect upon adoption.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 requires application on a retrospective basis, with prior periods revised to reflect the effects of adoption. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Consistent with current requirements, FHN currently classifies debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition. ASU 2015-03 will have no effect on the recognition of interest expense.

NON-GAAP INFORMATION

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 25 - Non-GAAP to GAAP Reconciliation

	December 31	June 30
(Dollars in thousands)	2014	2014
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,813,503	$2,751,933
Less: Noncontrolling interest - FTBNA preferred stock (b)	294,816	294,816
Less: Preferred stock	95,624	95,624
Less: Trust preferred (c)	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,223,063	$2,161,493

Risk Weighted Assets
(C) Risk weighted assets (a)	$19,452,656	$19,400,096

Total Assets
(D) Total assets (GAAP)	$25,668,187	$24,218,345

Ratios
(B)/(C) Tier 1 common to risk weighted assets (Non-GAAP)	11.43%	11.14%
(A)/(D) Tier 1 capital to total assets (GAAP)	10.96%	11.36%

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

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

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 50-55 of this report,

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

Part II.

OTHER INFORMATION

Item 1 Legal Proceedings

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 34 of this Report is incorporated into this Item by reference.

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b) Not Applicable

(c)	The table captioned “Issuer Purchases of Common Stock,” including the explanatory notes, is incorporated herein by reference to Table 7 and explanatory notes included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 90 of this report.

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

Exhibit No.	Description

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Sections of Director Policy pertaining to compensation.

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 23 – Derivatives to FHN’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 161- 163 in FHN’s 2014 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 28, 2015 and portions of that Report, including those portions incorporated herein by reference, were filed by FHN as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2014. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2015 and 2014, and December 31, 2014; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2015 and 2014; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2015 and 2014; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and 2014; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: August 5, 2015	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
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

Exhibit No.	Description

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Sections of Director Policy pertaining to compensation.

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the “Interest Rate Risk Management” subsection of Note 23 - Derivatives to FHN’s consolidated financial statements, contained, respectively, at pages 46-48 and pages 161- 163 in FHN’s 2014 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 28, 2015 and portions of that Report, including those portions incorporated herein by reference, were filed by FHN as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2014. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Condensed Statements of Condition (Unaudited) at June 30, 2015 and 2014, and December 31, 2014; (ii) Consolidated Condensed Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2015 and 2014; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2015 and 2014; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and 2014; (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase