Form 10-Q
period 2015-09-30
FIRST HORIZON NATIONAL CORP
filed 2015-11-05
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2015
Common Stock, $.625 par value	234,237,439

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	September 30		December 31
(Dollars in thousands, except per share amounts)(Unaudited)	2015	2014	2014
Assets:
Cash and due from banks	$256,342	$292,687	$349,171
Federal funds sold	64,438	55,242	63,080
Securities purchased under agreements to resell (Note 15)	793,098	561,802	659,154

Total cash and cash equivalents	1,113,878	909,731	1,071,405

Interest-bearing cash	596,689	275,485	1,621,967
Trading securities	1,229,180	1,338,022	1,194,391
Loans held-for-sale (a)	124,308	151,915	141,285
Securities available-for-sale (Note 3)	3,673,641	3,534,671	3,556,613
Securities held-to-maturity (Note 3)	4,313	4,286	4,292
Loans, net of unearned income (Note 4) (b)	16,725,492	15,812,017	16,230,166
Less: Allowance for loan losses (Note 5)	210,814	238,641	232,448

Total net loans	16,514,678	15,573,376	15,997,718

Goodwill (Note 6)	145,932	141,943	145,932
Other intangible assets, net (Note 6)	25,624	19,044	29,518
Fixed income receivables	83,547	197,507	42,488
Premises and equipment, net	269,332	295,833	302,996
Real estate acquired by foreclosure (c)	35,332	47,996	39,922
Derivative assets (Note 14)	152,548	137,742	134,088
Other assets	1,418,317	1,355,046	1,385,572

Total assets	$25,387,319	$23,982,597	$25,668,187

Liabilities and equity:
Deposits:
Savings	$7,554,338	$6,371,156	$7,455,354
Time deposits	743,158	767,699	831,666
Other interest-bearing deposits	4,885,601	3,955,152	4,140,991
Certificates of deposit $100,000 and more	290,738	446,938	445,272

Interest-bearing	13,473,835	11,540,945	12,873,283
Noninterest-bearing	5,391,385	4,603,826	5,195,656

Total deposits	18,865,220	16,144,771	18,068,939

Federal funds purchased	520,992	928,159	1,037,052
Securities sold under agreements to repurchase (Note 15)	332,329	479,384	562,214
Trading liabilities	788,563	532,234	594,314
Other short-term borrowings	99,887	790,080	157,218
Term borrowings	1,341,186	1,491,138	1,880,105
Fixed income payables	95,346	329,960	18,157
Derivative liabilities (Note 14)	140,965	123,442	119,239
Other liabilities	622,586	551,615	649,359

Total liabilities	22,807,074	21,370,783	23,086,597

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on September 30, 2015, September 30, 2014 and December 31, 2014)	95,624	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 234,237,439 on September 30, 2015; 235,248,564 on September 30, 2014; and 234,219,663 on December 31, 2014)	146,398	147,030	146,387
Capital surplus	1,377,731	1,390,081	1,380,809
Undivided profits	841,737	816,483	851,585
Accumulated other comprehensive loss, net (Note 8)	(176,676)	(132,835)	(188,246)

Total First Horizon National Corporation Shareholders’ Equity	2,284,814	2,316,383	2,286,159

Noncontrolling interest	295,431	295,431	295,431

Total equity	2,580,245	2,611,814	2,581,590

Total liabilities and equity	$25,387,319	$23,982,597	$25,668,187

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	September 30, 2015 includes $21.7 million of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.
(b)	September 30, 2015 includes $30.7 million of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.
(c)	September 30, 2015 includes $15.6 million of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands except per share data, unless otherwise noted)(Unaudited)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$150,555	$144,675	$447,735	$426,042
Interest on investment securities available-for-sale	23,233	23,254	69,355	70,038
Interest on investment securities held-to-maturity	66	66	198	198
Interest on loans held-for-sale	1,311	3,263	4,152	9,687
Interest on trading securities	8,056	7,737	26,108	23,529
Interest on other earning assets	466	(137)	1,237	307

Total interest income	183,687	178,858	548,785	529,801

Interest expense:
Interest on deposits:
Savings	2,785	2,600	9,062	8,475
Time deposits	1,230	1,786	3,986	7,334
Other interest-bearing deposits	1,118	754	3,179	2,318
Certificates of deposit $100,000 and more	756	685	2,468	2,577
Interest on trading liabilities	4,258	3,782	11,942	11,440
Interest on short-term borrowings	664	1,265	2,436	3,565
Interest on term borrowings	9,314	8,445	28,644	25,424

Total interest expense	20,125	19,317	61,717	61,133

Net interest income	163,562	159,541	487,068	468,668
Provision for loan losses	1,000	6,000	8,000	21,000

Net interest income after provision for loan losses	162,562	153,541	479,068	447,668

Noninterest income:
Fixed income	51,804	47,589	169,664	152,109
Deposit transactions and cash management	28,911	28,546	83,892	82,913
Brokerage, management fees and commissions	11,620	12,333	35,475	37,452
Trust services and investment management	6,590	6,779	20,704	20,832
Bankcard income	5,561	5,521	16,631	17,960
Bank-owned life insurance	4,135	3,547	10,988	12,891
Other service charges	2,968	3,064	8,859	9,052
Mortgage banking	761	41,559	2,721	69,449
Insurance commissions	608	593	1,858	1,641
Equity securities gains/(losses), net	(345)	(862)	(61)	2,872
All other income and commissions (Note 7)	12,490	9,146	34,362	23,275

Total noninterest income	125,103	157,815	385,093	430,446

Adjusted gross income after provision for loan losses	287,665	311,356	864,161	878,114

Noninterest expense:
Employee compensation, incentives, and benefits (three and nine months ended September 30, 2015, include $6.3 million and $2.9 million, respectively, of benefit and three and nine months ended September 30, 2014, include $.9 million and $2.6 million, respectively, of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	116,219	120,742	375,633	359,630
Occupancy	13,282	12,405	37,264	41,941
Computer software	11,010	10,614	33,292	32,357
Operations services	10,130	9,044	29,500	26,830
Equipment rentals, depreciation, and maintenance	7,093	7,150	22,296	22,441
Professional fees	5,139	6,187	14,063	16,379
Advertising and public relations	4,832	4,386	13,914	14,606
FDIC premium expense	4,529	3,456	12,929	8,583
Communications and courier	4,054	3,628	11,731	11,800
Legal fees	3,626	4,276	11,686	15,274
Contract employment and outsourcing	3,414	5,199	11,335	14,842
Amortization of intangible assets	1,298	982	3,894	2,945
Foreclosed real estate	431	788	1,629	2,011
Repurchase and foreclosure provision	—	(4,300)	—	(4,300)
All other expense (Note 7)	30,379	59,459	230,885	59,883

Total noninterest expense	215,436	244,016	810,051	625,222

Income/(loss)before income taxes	72,229	67,340	54,110	252,892

Provision/(benefit) for income taxes (three and nine months ended September 30, 2015, include $2.4 million and $1.1 million, respectively, of income tax expense and three and nine months ended September 30, 2014, include $.3 million and $1.0 million, respectively, of income tax benefit reclassified from accumulated other comprehensive income)	8,897	16,842	8,226	70,486

Net income/(loss)	$63,332	$50,498	$45,884	$182,406

Net income attributable to noncontrolling interest	2,977	2,875	8,586	8,547

Net income/(loss) attributable to controlling interest	$60,355	$47,623	$37,298	$173,859

Preferred stock dividends	1,550	1,550	4,650	4,650

Net income/(loss) available to common shareholders	$58,805	$46,073	$32,648	$169,209

Basic earnings/(loss) per share (Note 9)	$0.25	$0.20	$0.14	$0.72

Diluted earnings/(loss) per share (Note 9)	$0.25	$0.19	$0.14	$0.71

Weighted average common shares (Note 9)	233,111	235,329	232,910	235,437

Diluted average common shares (Note 9)	235,058	236,862	234,838	237,169

Cash dividends declared per common share	$0.06	$0.05	$0.18	$0.15

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2015	2014	2015	2014
Net income/(loss)	$63,332	$50,498	$45,884	$182,406
Other comprehensive income/(loss), net of tax:
Unrealized fair value adjustments:
Securities available-for-sale	15,427	(11,288)	13,331	15,549
Recognized pension and other employee benefit plans net periodic benefit costs	(3,855)	564	(1,761)	1,625

Other comprehensive income/(loss)	11,572	(10,724)	11,570	17,174

Comprehensive income/(loss)	74,904	39,774	57,454	199,580

Comprehensive income attributable to noncontrolling interest	2,977	2,875	8,586	8,547

Comprehensive income/(loss) attributable to controlling interest	$71,927	$36,899	$48,868	$191,033

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1-Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2015			2014
(Dollars in thousands except per share data) (Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,286,159	$295,431	$2,581,590	$2,192,946	$295,431	$2,488,377
Net income/(loss)	37,298	8,586	45,884	173,859	8,547	182,406
Other comprehensive income/(loss) (a)	11,570	—	11,570	17,174	—	17,174

Comprehensive income/(loss)	48,868	8,586	57,454	191,033	8,547	199,580

Cash dividends declared:
Preferred stock ($4,650 per share for the nine months ended September 30, 2015 and 2014)	(4,650)	—	(4,650)	(4,650)	—	(4,650)
Common stock ($.18 and $.15 per share for the nine months ended September 30, 2015 and 2014, respectively)	(42,496)	—	(42,496)	(35,560)	—	(35,560)
Common stock repurchased (b)	(20,052)	—	(20,052)	(28,903)	—	(28,903)
Common stock issued for:
Stock options and restricted stock - equity awards	6,577	—	6,577	935	—	935
Stock-based compensation expense	9,952	—	9,952	8,355	—	8,355
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(8,586)	(8,586)	—	(8,547)	(8,547)
Tax benefit/(benefit reversal) - stock based compensation expense	456	—	456	(7,773)	—	(7,773)

Balance, September 30	$2,284,814	$295,431	$2,580,245	$2,316,383	$295,431	$2,611,814

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2015 and 2014 include $15.8 million and $24.0 million, respectively, repurchased under the share repurchase program launched in January 2014.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2015	2014
Operating Activities
Net income/(loss)	$45,884	$182,406
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	8,000	21,000
Provision/(benefit) for deferred income taxes	19,002	(1,471)
Depreciation and amortization of premises and equipment	27,187	26,791
Amortization of intangible assets	3,894	2,945
Net other amortization and accretion	11,774	12,586
Net (increase)/decrease in derivatives	(5,809)	2,887
Repurchase and foreclosure provision	—	(4,300)
Fair value adjustment to foreclosed real estate	2,366	2,098
Litigation and regulatory matters	10,943	55,805
Stock-based compensation expense	9,952	8,355
Tax benefit/(benefit reversal) - stock based compensation expense	(456)	7,773
Equity securities (gains)/losses, net	61	(2,872)
(Gains)/losses on extinguishment of debt	(5,794)	4,350
Loss on deconsolidation of securitization trusts	—	1,960
Net (gains)/losses on sale/disposal of fixed assets	(2,461)	3,256
Proceeds from sale of mortgage servicing rights	—	70,071
Loans held-for-sale:
Purchases	(3,080)	(19,027)
Gross proceeds from settlements and sales	20,387	284,567
Fair value adjustments and other	(330)	(47,303)
Net (increase)/decrease in:
Trading securities	(36,200)	(535,921)
Fixed income receivables	(41,059)	(152,252)
Interest receivable	1,345	(2,551)
Other assets	(87,677)	319,312
Net increase/(decrease) in:
Trading liabilities	194,249	163,886
Fixed income payables	77,189	308,787
Interest payable	1,363	7,158
Other liabilities	(38,099)	(129,657)

Total adjustments	166,747	408,233

Net cash provided/(used) by operating activities	212,631	590,639

Investing Activities
Available-for-sale securities:
Sales	284	7,829
Maturities	506,537	497,144
Purchases	(609,511)	(620,329)
Premises and equipment:
Sales	40,369	1,283
Purchases	(24,945)	(21,919)
Net (increase)/decrease in:
Loans	(517,622)	(444,371)
Interests retained from securitizations classified as trading securities	1,411	1,176
Interest-bearing cash	1,025,278	454,812

Net cash provided/(used) by investing activities	421,801	(124,375)

Financing Activities
Common stock:
Stock options exercised	6,860	944
Cash dividends paid	(39,978)	(35,659)
Repurchase of shares (a)	(20,052)	(28,903)
Tax benefit/(benefit reversal) - stock based compensation expense	456	(7,773)
Cash dividends paid - preferred stock - noncontrolling interest	(8,555)	(8,531)
Cash dividends paid - Series A preferred stock	(4,650)	(4,650)
Term borrowings:
Payments/maturities	(519,545)	(16,678)
Increases in restricted and secured term borrowings	—	2,089
Net cash paid to deconsolidate/collapse securitization trusts	—	(225,151)
Net increase/(decrease) in:
Deposits	796,781	(591,185)
Short-term borrowings	(803,276)	531,055

Net cash provided/(used) by financing activities	(591,959)	(384,442)

Net increase/(decrease) in cash and cash equivalents	42,473	81,822

Cash and cash equivalents at beginning of period	1,071,405	827,909

Cash and cash equivalents at end of period	$1,113,878	$909,731

Supplemental Disclosures
Total interest paid	$59,609	$52,785
Total taxes paid	14,896	54,540
Total taxes refunded	7,012	1,966
Transfer from loans to other real estate owned	9,772	17,010

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 – Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	2015 and 2014 include $15.8 million and $24.0 million, respectively, repurchased under the share repurchase program launched in January 2014.

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2015 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements which were included in the 2014 Annual Report to shareholders, and which were filed as part of Exhibit 99.1 to FHN’s Current Report on Form 8-K dated October 19, 2015.

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

	As of September	As of December 31
(Dollars in thousands, except per share amounts)	2014	2014	2013
Increase/(decrease) to previously reported Consolidated Statements of Condition amounts
Other assets	$(4,190)	$(4,700)	(5,340)
Other liabilities	5,937	4,678	7,034
Undivided profits	(10,127)	(9,378)	(12,374)

	Three Months Ended September 30	Nine Months Ended September 30	For the Year Ended December 31
	2014	2014	2014	2013	2012
Increase/(decrease) to previously reported Consolidated Statements of Income amounts
Other expense	$(2,170)	$(6,510)	$(8,680)	$(10,082)	$(14,177)
Provision/(benefit) for income taxes	1,421	4,263	5,684	12,780	13,234
Income/(loss) available to common shareholders	749	2,247	2,996	(2,698)	943
Diluted earnings/(loss) per share	—	0.01	0.01	(0.01)	—

Note 1 – Financial Information (Continued)

Investment balances, including all legally binding commitments to fund future investments, are included in Other assets on the Consolidated Condensed Statements of Condition. A liability is recognized in Other liabilities on the Consolidated Condensed Statements of Condition for all legally binding unfunded commitments to fund qualifying LIHTC investments. Amortization and other write-downs of qualifying LIHTC investments are presented on a net basis as a component of the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income, while amortization and write-downs of non-qualifying LIHTC and other tax credit investments are recorded in Other expense. The income tax credits and deductions are recorded as a reduction of income tax expense and a reduction of federal income taxes payable.

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

In August 2014, the FASB issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure the creditor has the intent to convey the real estate to the guarantor and make a recoverable claim on the guarantee and 3) at the time of foreclosure any amount of the claim that is based on the fair value of the real estate is fixed. For qualifying foreclosures, the amount of the receivable recognized should be measured based on the amount of the loan balance expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted through either a prospective only approach or through a reclassification from other real estate owned to other receivable on the effective date. FHN adopted the requirements for ASU 2014-14 prospectively for transactions occurring after its effective date and this did not have a material effect on FHN’s statements of condition, results of operation or cash flows.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that measurement-period adjustments to provisional amounts recognized in a business combination be recorded in the period in which they are identified. The cumulative effect on the income statement should be recognized in the same period as if the accounting had been completed as of the acquisition date. Previously, measurement-period adjustments required revision of the initial balance sheet for an acquisition with corresponding revision of all affected prior period financial statements. ASU 2015-16 requires disclosure of the income statement effects by line item when measurement-period adjustments are recognized. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted for reporting periods for which financial statements have not yet been issued. FHN has elected to early adopt the provisions of ASU 2015-16 because it considers the revised guidance to be more effective in communicating the financial statement effects of measurement-period adjustments.

Note 1 – Financial Information (Continued)

Accounting Changes Issued but Not Currently Effective

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective date of ASU 2014-09 has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, and associated interim periods. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of ASU 2014-09 on its revenue recognition practices.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 requires application on a retrospective basis, with prior periods revised to reflect the effects of adoption. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Consistent with current requirements, FHN currently classifies debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition. ASU 2015-03 will have no effect on FHN’s recognition of interest expense.

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

In fourth quarter 2014, FHN entered into a merger agreement with TrustAtlantic Financial Corporation (“TrustAtlantic Financial”). TrustAtlantic Financial owned all the capital stock of TrustAtlantic Bank. TrustAtlantic Financial and TrustAtlantic Bank were headquartered in Raleigh, North Carolina. TrustAtlantic Bank had five branches located in North Carolina in the communities of Raleigh, Cary and Greenville. The holding company transaction closed on October 2, 2015, and as a result FHN took control of TrustAtlantic Bank. TrustAtlantic Bank merged into FTBNA on October 16, 2015 and the TrustAtlantic Bank branches became First Tennessee branches upon closing that merger. The aggregate transaction value of the merger was approximately $95 million.

In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on September 30, 2015 and 2014:

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale (“AFS”):
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	914,878	31,773	(700)	945,951
Government agency issued collateralized mortgage obligations (“CMO”)	2,514,362	30,281	(9,207)	2,535,436
Other U.S. government agencies	1,443	3	—	1,446
States and municipalities	9,155	—	—	9,155
Equity and other (a)	182,014	—	(461)	181,553

Total securities available-for-sale (b)	$3,621,952	$62,057	$(10,368)	$3,673,641

Securities held-to-maturity (“HTM”):
States and municipalities	$4,313	$1,091	$—	$5,404

Total securities held-to-maturity	$4,313	$1,091	$—	$5,404

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $65.8 million. The remainder is money market, mutual funds, and cost method investments.
(b)	Includes $2.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	685,426	33,820	(2,381)	716,865
Government agency issued CMO	2,648,047	15,637	(39,999)	2,623,685
Other U.S. government agencies	1,859	70	—	1,929
States and municipalities	10,205	—	—	10,205
Equity and other (a)	182,119	—	(232)	181,887

Total securities available-for-sale (b)	$3,527,756	$49,527	$(42,612)	$3,534,671

Securities held-to-maturity:
States and municipalities	$4,286	$1,094	$—	$5,380

Total securities held-to-maturity	$4,286	$1,094	$—	$5,380

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million. The remainder is money market, mutual funds, and cost method investments.
(b)	Includes $3.2 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on September 30, 2015, are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$2,943	$2,946
After 1 year; within 5 years	—	—	100	100
After 5 years; within 10 years	—	—	—	—
After 10 years	4,313	5,404	7,655	7,655

Subtotal	4,313	5,404	10,698	10,701

Government agency issued MBS and CMO (a)	—	—	3,429,240	3,481,387
Equity and other	—	—	182,014	181,553

Total	$4,313	$5,404	$3,621,952	$3,673,641

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross gains and gross losses from investment securities for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Gross gains on sales of securities	$—	$133	$284	$5,867
Gross losses on sales of securities	—	—	—	—

Net gain/(loss) on sales of securities (a)	—	133	284	5,867

Venture capital investments (b)	—	(995)	—	(2,995)
Net other than temporary impairment (“OTTI”) recorded (c)	(345)	—	(345)	—

Total securities gain/(loss), net	$(345)	$(862)	$(61)	$2,872

(a)	There were no sales proceeds for the three months ended September 30, 2015; proceeds for the nine months ended September 30, 2015 were not material. Proceeds from sales for the three months ended September 30, 2014 were $3.3 million and for the nine months ended September 30, 2014 were $9.2 million, inclusive of $1.4 million of equity securities.
(b)	Includes write-offs and/or unrealized fair value adjustments related to venture capital investments.
(c)	OTTI recorded in third quarter 2015 is related to equity securities.

Note 3 – Investment Securities (Continued)

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2015 and 2014:

	As of September 30, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$370,165	$(1,487)	$435,331	$(7,720)	$805,496	$(9,207)
Government agency issued MBS	69,997	(242)	32,538	(458)	102,535	(700)

Total debt securities	440,162	(1,729)	467,869	(8,178)	908,031	(9,907)

Equity	—	—	630	(461)	630	(461)

Total temporarily impaired securities	$440,162	$(1,729)	$468,499	$(8,639)	$908,661	$(10,368)

	As of September 30, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$724,834	$(5,113)	$949,556	$(34,886)	$1,674,390	$(39,999)
Government agency issued MBS	32,621	(244)	103,858	(2,137)	136,479	(2,381)

Total debt securities	757,455	(5,357)	1,053,414	(37,023)	1,810,869	(42,380)

Equity	849	(198)	10	(34)	859	(232)

Total temporarily impaired securities	$758,304	$(5,555)	$1,053,424	$(37,057)	$1,811,728	$(42,612)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of September 30, 2015 and 2014, and December, 31 2014:

	September 30		December 31
(Dollars in thousands)	2015	2014	2014
Commercial:
Commercial, financial, and industrial	$9,610,295	$8,477,329	$9,007,286
Commercial real estate	1,488,044	1,278,394	1,277,717
Retail:
Consumer real estate (a)	4,813,936	5,130,988	5,048,071
Permanent mortgage	463,893	572,789	538,961
Credit card & other	349,324	352,517	358,131

Loans, net of unearned income	$16,725,492	$15,812,017	$16,230,166
Allowance for loan losses	210,814	238,641	232,448

Total net loans	$16,514,678	$15,573,376	$15,997,718

(a)	Balances as of September 30, 2015 and 2014, and December 31, 2014 include $59.3 million, $81.1 million, and $76.8 million of restricted real estate loans, respectively. See Note 13 - Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO

The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance - related businesses) portfolio and purchased credit-impaired (“PCI”) loans. Loans to mortgage companies includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within CRE include income CRE, residential CRE and PCI loans. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include HELOC, real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Concentrations

FHN has a concentration of residential real estate loans (32 percent of total loans), the majority of which is in the consumer real estate segment (29 percent of total loans). Loans to finance and insurance companies total $2.1 billion (22 percent of the C&I portfolio, or 13 percent of the total loans). FHN had loans to mortgage companies totaling $1.4 billion (14 percent of the C&I segment, or 8 percent of total loans) as of September 30, 2015. As a result, 36 percent of the C&I segment was sensitive to impacts on the financial services industry.

Purchased Credit-Impaired Loans

The following table presents a rollforward of the accretable yield for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$8,348	$16,509	$14,714	$13,490
Additions	—	—	—	335
Accretion	(1,037)	(1,829)	(5,985)	(5,413)
Adjustment for payoffs	(835)	(828)	(2,931)	(1,550)
Adjustment for charge-offs	—	(10)	—	(79)
Increase in accretable yield (a)	500	2,231	1,178	9,290

Balance, end of period	$6,976	$16,073	$6,976	$16,073

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

Note 4 – Loans (Continued)

At September 30, 2015, the ALLL related to PCI loans was $2.9 million compared to $2.8 million at September 30, 2014. A loan loss provision expense of $.1 million was recognized during the three months ended September 30, 2015 as compared to a loan loss provision expense of $.4 million recognized during the three months ended September 30, 2014. A loan loss provision credit of $.4 million was recognized during the nine months ended September 30, 2015 as compared to a loan loss provision expense of $2.1 million recognized during the nine months ended September 30, 2014. The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of September 30, 2015 and 2014, and December 31, 2014:

	September 30, 2015		September 30, 2014		December 31, 2014
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$4,767	$5,353	$5,028	$6,155	$5,044	$5,813
Commercial real estate	17,998	21,138	31,660	42,890	32,553	43,246
Consumer real estate	1,968	2,636	585	875	598	868
Credit card and other	6	10	11	16	10	14

Total	$24,739	$29,137	$37,284	$49,936	$38,205	$49,941

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at September 30, 2015 and 2014, by class related to individually impaired loans and consumer TDRs. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and net LOCOM have been excluded.

	September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$5,586	$7,266	$—	$8,994	$—	$11,202	$—
Income CRE	2,468	9,389	—	3,328	—	4,631	—
Residential CRE	—	—	—	—	—	191	—

Total	$8,054	$16,655	$—	$12,322	$—	$16,024	$—

Retail:
HELOC (a)	$11,000	$28,486	$—	$11,788	$—	$12,455	$—
R/E installment loans (a)	4,404	5,756	—	4,682	—	4,696	—
Permanent mortgage (a)	5,983	8,255	—	6,193	—	6,743	—

Total	$21,387	$42,497	$—	$22,663	$—	$23,894	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$21,319	$25,515	$846	$25,934	$238	$24,702	$727
TRUPS	13,369	13,700	5,310	13,384	—	13,414	—
Income CRE	6,424	7,709	496	6,606	32	6,962	95
Residential CRE	1,417	1,886	91	1,468	6	1,512	19

Total	$42,529	$48,810	$6,743	$47,392	$276	$46,590	$841

Retail:
HELOC	$89,199	$91,382	$17,200	$88,245	$474	$86,359	$1,383
R/E installment loans	65,465	66,431	16,718	66,367	352	68,274	1,010
Permanent mortgage	99,071	111,683	15,696	99,913	613	102,341	1,841
Credit card & other	380	380	168	399	3	453	11

Total	$254,115	$269,876	$49,782	$254,924	$1,442	$257,427	$4,245

Total commercial	$50,583	$65,465	$6,743	$59,714	$276	$62,614	$841

Total retail	$275,502	$312,373	$49,782	$277,587	$1,442	$281,321	$4,245

Total impaired loans	$326,085	$377,838	$56,525	$337,301	$1,718	$343,935	$5,086

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	September 30, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$15,594	$17,185	$—	$15,542	$—	$16,910	$—
TRUPS	—	—	—	—	—	1,083	—
Income CRE	6,819	14,379	—	6,829	—	7,670	—
Residential CRE	1,148	1,827	—	1,148	—	574	—

Total	$23,561	$33,391	$—	$23,519	$—	$26,237	$—

Retail:
HELOC (a)	$14,036	$34,693	$—	$15,713	$—	$16,324	$—
R/E installment loans (a)	5,640	7,221	—	6,552	—	8,729	—
Permanent mortgage (a)	7,616	10,023	—	7,739	—	7,918	—

Total	$27,292	$51,937	$—	$30,004	$—	$32,971	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$18,393	$22,579	$2,229	$25,394	$79	$25,895	$236
TRUPS	13,490	13,700	3,810	8,505	—	13,540	—
Income CRE	8,735	10,107	481	8,789	62	10,406	226
Residential CRE	5,663	11,111	623	5,846	59	6,233	183

Total	$46,281	$57,497	$7,143	$48,534	$200	$56,074	$645

Retail:
HELOC	$81,422	$82,813	$17,061	$79,352	$448	$75,476	$1,339
R/E installment loans	73,434	74,690	24,431	74,091	306	73,783	872
Permanent mortgage	110,921	124,429	17,329	111,263	709	112,518	2,138
Credit card & other	548	548	255	536	5	614	21

Total	$266,325	$282,480	$59,076	$265,242	$1,468	$262,391	$4,370

Total commercial	$69,842	$90,888	$7,143	$72,053	$200	$82,311	$645

Total retail	$293,617	$334,417	$59,076	$295,246	$1,468	$295,362	$4,370

Total impaired loans	$363,459	$425,305	$66,219	$367,299	$1,668	$377,673	$5,015

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of September 30, 2015 and 2014:

	September 30, 2015
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$529,836	$—	$—	$707	$—	$530,543	5%	$127
2	590,614	—	—	10,835	126	601,575	5	322
3	453,831	327,776	—	90,588	—	872,195	8	311
4	822,515	315,061	—	110,165	302	1,248,043	11	949
5	1,190,085	239,391	—	234,729	7,015	1,671,220	15	6,901
6	1,201,553	350,401	—	347,740	2,793	1,902,487	17	10,630
7	1,278,443	98,262	—	354,457	4,670	1,735,832	16	13,891
8	747,760	18,189	—	150,375	561	916,885	8	13,953
9	377,998	26,240	—	42,995	2,212	449,445	4	8,310
10	188,711	—	—	30,515	89	219,315	2	4,635
11	186,974	—	—	28,004	747	215,725	2	5,861
12	80,836	—	—	9,095	516	90,447	1	2,975
13	112,423	—	305,382	3,600	260	421,665	4	4,256
14,15,16	123,345	—	—	23,195	1,277	147,817	1	14,533

Collectively evaluated for impairment	7,884,924	1,375,320	305,382	1,437,000	20,568	11,023,194	99	87,654
Individually evaluated for impairment	26,904	—	12,755	8,892	1,417	49,968	1	6,743
Purchased credit-impaired loans	5,010	—	—	18,533	1,634	25,177	—	2,414

Total commercial loans	$7,916,838	$1,375,320	$318,137	$1,464,425	$23,619	$11,098,339	100%	$96,811

Note 4 – Loans (Continued)

	September 30, 2014
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percent of Total	Allowance for Loan Losses
PD Grade:
1	$441,590	$—	$—	$221	$63	$441,874	5%	$—
2	355,805	—	—	2,854	244	358,903	4	338
3	412,110	46,838	—	28,750	93	487,791	5	264
4	446,092	148,852	—	28,815	296	624,055	6	671
5	947,041	177,435	—	239,166	4,717	1,368,359	14	2,741
6	1,090,900	275,710	—	184,961	5,579	1,557,150	16	1,790
7	1,178,283	193,667	—	262,318	6,405	1,640,673	17	2,777
8	747,305	88,114	—	183,145	4,195	1,022,759	10	2,339
9	540,472	18,251	—	107,636	2,619	668,978	7	4,559
10	291,984	8,774	—	39,306	1,216	341,280	3	4,001
11	314,927	—	—	33,214	2,825	350,966	4	7,538
12	106,550	—	—	29,250	928	136,728	1	1,383
13	115,198	—	325,882	8,085	1,938	451,103	5	6,716
14,15,16	153,611	—	—	37,882	4,915	196,408	2	40,279

Collectively evaluated for impairment	7,141,868	957,641	325,882	1,185,603	36,033	9,647,027	99	75,396
Individually evaluated for impairment	33,987	—	12,875	15,554	6,811	69,227	1	7,143
Purchased credit-impaired loans	5,076	—	—	32,588	1,805	39,469	—	2,781

Total commercial loans	$7,180,931	$957,641	$338,757	$1,233,745	$44,649	$9,755,723	100%	$85,320

(a)	Balances as of September 30, 2015 and 2014, each presented net of $26.2 million in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

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

Note 4 – Loans (Continued)

The following tables reflect period end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of September 30, 2015 and 2014:

HELOC

	September 30, 2015			September 30, 2014
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$42,651	707	702	$61,659	708	703
2003	79,768	720	710	111,031	722	709
2004	215,749	722	709	312,590	724	711
2005	341,878	730	715	476,226	732	722
2006	288,858	738	728	351,818	740	727
2007	310,250	744	729	369,635	744	729
2008	176,625	753	749	200,908	753	748
2009	88,937	751	745	105,576	752	743
2010	84,594	754	748	100,727	754	749
2011	81,754	759	753	100,842	759	753
2012	103,906	760	756	121,149	759	757
2013	129,742	757	755	158,256	759	760
2014	115,449	761	764	87,878	761	761
2015	103,431	762	762	—	—	—

Total	$2,163,592	742	733	$2,558,295	741	732

R/E Installment Loans

	September 30, 2015			September 30, 2014
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2003	$8,701	677	689	$16,278	680	684
2003	35,532	712	721	55,361	715	724
2004	31,486	697	699	44,484	700	697
2005	96,162	714	710	132,276	715	713
2006	108,731	712	703	143,601	714	701
2007	163,909	721	708	211,780	723	709
2008	53,608	720	715	67,730	721	715
2009	23,384	735	730	31,524	739	728
2010	78,175	750	759	107,417	748	755
2011	242,096	760	760	296,440	760	759
2012	534,038	764	766	628,622	764	765
2013	424,674	756	757	486,553	756	757
2014	426,629	756	758	350,627	755	754
2015	423,219	758	754	—	—	—

Total	$2,650,344	750	749	$2,572,693	748	746

Permanent Mortgage

	September 30, 2015			September 30, 2014
(Dollars in thousands) Origination Vintage	Period End Balance	Average Origination FICO	Average Refreshed FICO	Period End Balance	Average Origination FICO	Average Refreshed FICO
pre-2004	$120,411	722	718	$161,037	724	723
2004	14,003	711	709	18,190	713	713
2005	30,637	736	733	35,503	737	733
2006	49,011	732	722	65,722	731	734
2007	168,663	734	713	201,640	734	735
2008	81,168	741	712	90,697	742	736

Total	$463,893	730	716	$572,789	730	731

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans

The following table reflects accruing and non-accruing loans by class on September 30, 2015:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$7,888,633	$6,095	$349	$7,895,077	$5,359	$1,553	$9,839	$16,751	$7,911,828
Loans to mortgage companies	1,373,103	2,102	—	1,375,205	—	—	115	115	1,375,320
TRUPS (a)	305,382	—	—	305,382	—	—	12,755	12,755	318,137
Purchased credit-impaired loans	4,705	—	305	5,010	—	—	—	—	5,010

Total commercial (C&I)	9,571,823	8,197	654	9,580,674	5,359	1,553	22,709	29,621	9,610,295

Commercial real estate:
Income CRE	1,435,395	2,394	—	1,437,789	914	—	7,189	8,103	1,445,892
Residential CRE	21,905	80	—	21,985	—	—	—	—	21,985
Purchased credit-impaired loans	16,172	3,845	150	20,167	—	—	—	—	20,167

Total commercial real estate	1,473,472	6,319	150	1,479,941	914	—	7,189	8,103	1,488,044

Consumer real estate:
HELOC	2,056,044	19,459	10,146	2,085,649	63,667	5,150	9,126	77,943	2,163,592
R/E installment loans	2,599,513	11,423	3,211	2,614,147	26,293	2,174	5,258	33,725	2,647,872
Purchased credit-impaired loans	2,383	—	89	2,472	—	—	—	—	2,472

Total consumer real estate	4,657,940	30,882	13,446	4,702,268	89,960	7,324	14,384	111,668	4,813,936

Permanent mortgage	420,727	4,051	5,270	430,048	14,044	3,228	16,573	33,845	463,893

Credit card & other
Credit card	187,770	2,049	1,171	190,990	—	—	—	—	190,990
Other	156,664	718	202	157,584	—	—	743	743	158,327
Purchased credit-impaired loans	7	—	—	7	—	—	—	—	7

Total credit card & other	344,441	2,767	1,373	348,581	—	—	743	743	349,324

Total loans, net of unearned	$16,468,403	$52,216	$20,893	$16,541,512	$110,277	$12,105	$61,598	$183,980	$16,725,492

(a)	Total TRUPS includes LOCOM valuation allowance of $26.2 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on September 30, 2014:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$7,140,246	$5,515	$1,717	$7,147,478	$5,603	$1,469	$21,305	$28,377	$7,175,855
Loans to mortgage companies	956,861	650	—	957,511	—	—	130	130	957,641
TRUPS (a)	325,882	—	—	325,882	9,385	—	3,490	12,875	338,757
Purchased credit-impaired loans	4,710	366	—	5,076	—	—	—	—	5,076

Total commercial (C&I)	8,427,699	6,531	1,717	8,435,947	14,988	1,469	24,925	41,382	8,477,329

Commercial real estate:
Income CRE	1,186,595	2,781	—	1,189,376	217	1,068	10,496	11,781	1,201,157
Residential CRE	40,249	189	—	40,438	1,254	—	1,152	2,406	42,844
Purchased credit-impaired loans	33,185	669	539	34,393	—	—	—	—	34,393

Total commercial real estate	1,260,029	3,639	539	1,264,207	1,471	1,068	11,648	14,187	1,278,394

Consumer real estate:
HELOC	2,437,982	23,816	11,645	2,473,443	68,785	5,784	10,283	84,852	2,558,295
R/E installment loans	2,515,705	12,721	4,965	2,533,391	29,306	2,585	6,768	38,659	2,572,050
Purchased credit-impaired loans	643	—	—	643	—	—	—	—	643

Total consumer real estate	4,954,330	36,537	16,610	5,007,477	98,091	8,369	17,051	123,511	5,130,988

Permanent mortgage	523,150	7,635	8,030	538,815	15,215	4,063	14,696	33,974	572,789

Credit card & other
Credit card	184,650	1,900	1,822	188,372	—	—	—	—	188,372
Other	162,088	1,190	164	163,442	—	—	692	692	164,134
Purchased credit-impaired loans	11	—	—	11	—	—	—	—	11

Total credit card & other	346,749	3,090	1,986	351,825	—	—	692	692	352,517

Total loans, net of unearned	$15,511,957	$57,432	$28,882	$15,598,271	$129,765	$14,969	$69,012	$213,746	$15,812,017

(a)	Total TRUPS includes LOCOM valuation allowance of $26.2 million.

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

On September 30, 2015 and 2014, FHN had $304.7 million and $346.0 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $51.2 million and $60.9 million, or 17 percent as of September 30, 2015, and 18 percent as of September 30, 2014. Additionally, $72.6 million and $83.1 million of loans held-for-sale as of September 30, 2015 and 2014, respectively were classified as TDRs.

The following tables reflect portfolio loans that were classified as TDRs during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	—	$—	$—	2	$1,388	$1,325

Total commercial (C&I)	—	—	—	2	1,388	1,325

Consumer real estate:
HELOC	56	6,918	6,820	158	17,882	17,674
R/E installment loans	20	988	974	58	4,254	4,267

Total consumer real estate	76	7,906	7,794	216	22,136	21,941

Permanent mortgage	—	—	—	6	2,039	2,054
Credit card & other	3	11	10	15	59	56

Total troubled debt restructurings	79	$7,917	$7,804	239	$25,622	$25,376

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	2	$1,031	$970	4	$1,767	$1,492

Total commercial (C&I)	2	1,031	970	4	1,767	1,492

Commercial real estate:
Income CRE	—	—	—	2	421	421
Residential CRE	—	—	—	1	976	960

Total commercial real estate	—	—	—	3	1,397	1,381

Consumer real estate:
HELOC	89	6,930	6,883	253	20,999	21,208
R/E installment loans	21	1,269	1,255	138	9,544	9,450

Total consumer real estate	110	8,199	8,138	391	30,543	30,658

Permanent mortgage	6	1,639	1,672	30	8,314	7,839
Credit card & other	16	107	103	50	254	245

Total troubled debt restructurings	134	$10,976	$10,883	478	$42,275	$41,615

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and nine months ended September 30, 2015 and 2014, and as to which the modification occurred 12 months or less prior to the re-default. Financing receivables that became classified as TDRs within the previous 12 months and for which there was a payment default during the period are calculated by first identifying TDRs that defaulted during the period and then determining whether they were modified within the 12 months prior to the default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	—	$—

Total commercial (C&I)	—	—	—	—

Commercial real estate:
Income CRE	—	—	—	—
Residential CRE	—	—	1	896

Total commercial real estate	—	—	1	896

Consumer real estate:
HELOC	—	—	7	308
R/E installment loans	2	50	4	162

Total consumer real estate	2	50	11	470

Permanent mortgage	—	—	—	—
Credit card & other	1	2	4	10

Total troubled debt restructurings	3	$52	16	$1,376

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	2	$59	4	$512

Total commercial (C&I)	2	59	4	512

Commercial real estate:
Income CRE	1	2,570	3	2,959
Residential CRE	—	—	—	—

Total commercial real estate	1	2,570	3	2,959

Consumer real estate:
HELOC	2	212	6	374
R/E installment loans	1	132	8	500

Total consumer real estate	3	344	14	874

Permanent mortgage	1	347	3	1,128
Credit card & other	—	—	2	4

Total troubled debt restructurings	7	$3,320	26	$5,477

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

Note 5 - Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The pace of the economic recovery, performance of the housing market, unemployment levels, labor participation rate, regulatory environment, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note – 5 Allowance for Loan Losses in the Notes to Consolidated Financial Statements which were filed as part of Exhibit 99.1 to FHN’s Current Report on Form 8-K dated October 19, 2015, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

Note 5 - Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of July 1, 2014	$68,591	$15,821	$118,037	$23,727	$17,452	$243,628
Charge-offs	(3,741)	(1,789)	(13,465)	(1,047)	(3,642)	(23,684)
Recoveries	5,219	312	5,669	686	811	12,697
Provision/(provision credit) for loan losses	(199)	1,106	8,154	(3,145)	84	6,000

Balance as of September 30, 2014	69,870	15,450	118,395	20,221	14,705	238,641

Balance as of January 1, 2014	$86,446	$10,603	$126,785	$22,491	$7,484	$253,809
Charge-offs	(14,997)	(3,163)	(33,803)	(4,144)	(11,033)	(67,140)
Recoveries	8,338	2,323	16,113	1,958	2,240	30,972
Provision/(provision credit) for loan losses	(9,917)	5,687	9,300	(84)	16,014	21,000

Balance as of September 30, 2014	69,870	15,450	118,395	20,221	14,705	238,641

Allowance - individually evaluated for impairment	6,039	1,104	41,492	17,329	255	66,219
Allowance - collectively evaluated for impairment	63,783	11,613	76,845	2,892	14,450	169,583
Allowance - purchase credit impaired loans	48	2,733	58	—	—	2,839
Loans, net of unearned as of September 30, 2014:
Individually evaluated for impairment	46,862	22,365	174,532	118,537	548	362,844
Collectively evaluated for impairment	8,425,391	1,221,636	4,955,813	454,252	351,958	15,409,050
Purchased credit-impaired loans	5,076	34,393	643	—	11	40,123

Total loans, net of unearned	$8,477,329	$1,278,394	$5,130,988	$572,789	$352,517	$15,812,017

Balance as of July 1, 2015	$78,750	$21,492	$85,457	$22,377	$13,275	$221,351
Charge-offs	(8,632)	(533)	(7,994)	(1,038)	(3,612)	(21,809)
Recoveries	2,264	868	5,785	229	1,126	10,272
Provision/(provision credit) for loan losses	(919)	3,521	(776)	(1,492)	666	1,000

Balance as of September 30, 2015	71,463	25,348	82,472	20,076	11,455	210,814

Balance as of January 1, 2015	$67,011	$18,574	$113,011	$19,122	$14,730	$232,448
Charge-offs	(17,163)	(2,208)	(23,434)	(3,031)	(13,406)	(59,242)
Recoveries	5,143	1,712	18,360	1,518	2,875	29,608
Provision/(provision credit) for loan losses	16,472	7,270	(25,465)	2,467	7,256	8,000

Balance as of September 30, 2015	71,463	25,348	82,472	20,076	11,455	210,814

Allowance - individually evaluated for impairment	6,156	587	33,918	15,696	168	56,525
Allowance - collectively evaluated for impairment	65,063	22,591	48,050	4,380	11,286	151,370
Allowance - purchased credit-impaired loans	244	2,170	504	—	1	2,919
Loans, net of unearned as of September 30, 2015:
Individually evaluated for impairment	39,659	10,309	170,068	105,054	380	325,470
Collectively evaluated for impairment	9,565,626	1,457,568	4,641,396	358,839	348,937	16,372,366
Purchased credit-impaired loans	5,010	20,167	2,472	—	7	27,656

Total loans, net of unearned	$9,610,295	$1,488,044	$4,813,936	$463,893	$349,324	$16,725,492

Note 6 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2013	$141,943	$21,988
Amortization expense	—	(2,944)

September 30, 2014	$141,943	$19,044

December 31, 2014	$145,932	$29,518
Amortization expense	—	(3,894)

September 30, 2015	$145,932	$25,624

(a)	Represents customer lists, acquired contracts, core deposit intangibles, and covenants not to compete.

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization is $70.3 million and $44.7 million, respectively on September 30, 2015. Estimated aggregate amortization expense is expected to be $1.3 million for the remainder of 2015, and $5.0 million, $4.7 million, $4.5 million, $4.2 million, and $1.5 million for the twelve-month periods of 2016, 2017, 2018, 2019, and 2020, respectively. No goodwill is carried in the Corporate and Non-strategic segments.

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of September 30, 2014 and 2015. The regional bank and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of and for the nine months ended September 30, 2014 and 2015.

(Dollars in thousands)	Regional Banking	Fixed Income	Total

December 31, 2013	$43,939	$98,004	$141,943

Additions	—	—	—
Impairments	—	—	—
Divestitures	—	—	—

Net change in goodwill during 2014	—	—	—

September 30, 2014	$43,939	$98,004	$141,943

December 31, 2014	$47,928	$98,004	$145,932

Additions	—	—	—
Impairments	—	—	—
Divestitures	—	—	—

Net change in goodwill during 2015	—	—	—

September 30, 2015	$47,928	$98,004	$145,932

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
All other income and commissions:
Gain/(loss) on extinguishment of debt	$5,794	$—	$5,794	$(4,350)
ATM interchange fees	2,998	2,739	8,784	7,982
Electronic banking fees	1,479	1,560	4,366	4,629
Letter of credit fees	978	917	3,633	3,753
Deferred compensation (a)	(2,309)	(41)	(1,311)	1,800
Other	3,550	3,971	13,096	9,461

Total	$12,490	$9,146	$34,362	$23,275

All other expense:
Litigation and regulatory matters	$10,922	$35,390	$173,422	$(2,720)
Other insurance and taxes	3,283	3,909	10,067	10,178
Travel and entertainment	2,451	2,164	6,697	6,633
Customer relations	1,477	1,406	4,296	4,329
Employee training and dues	1,272	1,194	3,853	3,260
Supplies	974	779	2,781	2,699
Miscellaneous loan costs	726	597	1,821	2,150
Tax credit investments	439	311	1,383	1,498
Other	8,835	13,709	26,565	31,856

Total	$30,379	$59,459	$230,885	$59,883

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

Note 8 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three and nine months ended September 30, 2015:

(Dollars in thousands, unless otherwise noted)	Unrealized Gain/(Loss) On Securities Available- For-Sale	Pension and Post Retirement Plans	Total
Balance as of July 1, 2015	$16,485	$(204,733)	$(188,248)
Other comprehensive income before reclassifications, Net of tax expense of $9.5 million for unrealized gain/(loss) on securities available-for-sale	15,427	—	15,427
Amounts reclassified from accumulated other comprehensive income, Net of tax benefit of $2.4 million for pension and post retirement plans	—	(3,855)	(3,855)

Net current period other comprehensive income, Net of tax expense of $9.5 million and tax benefit of $2.4 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	15,427	(3,855)	11,572

Balance as of September 30, 2015	$31,912	$(208,588)	$(176,676)

Balance as of January 1, 2015	$18,581	$(206,827)	$(188,246)
Other comprehensive income before reclassifications, Net of tax expense of $8.2 million for unrealized gain/(loss) on securities available-for-sale	13,331	—	13,331
Amounts reclassified from accumulated other comprehensive income, Net of tax benefit of $1.1 million for pension and post retirement plans	—	(1,761)	(1,761)

Net current period other comprehensive income, Net of tax expense of $8.2 million and tax benefit of $1.1 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	13,331	(1,761)	11,570

Balance as of September 30, 2015	$31,912	$(208,588)	$(176,676)

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

Note 9 – Earnings Per Share

The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Net income/(loss)	$63,332	$50,498	$45,884	$182,406
Net income attributable to noncontrolling interest	2,977	2,875	8,586	8,547

Net income/(loss) attributable to controlling interest	60,355	47,623	37,298	173,859
Preferred stock dividends	1,550	1,550	4,650	4,650

Net income/(loss) available to common shareholders	$58,805	$46,073	$32,648	$169,209

Weighted average common shares outstanding - basic	233,111	235,329	232,910	235,437
Effect of dilutive securities	1,947	1,533	1,928	1,732

Weighted average common shares outstanding - diluted	235,058	236,862	234,838	237,169

Net income/(loss) per share available to common shareholders	$0.25	$0.20	$0.14	$0.72

Diluted income/(loss) per share available to common shareholders	$0.25	$0.19	$0.14	$0.71

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

The following table presents outstanding options and other equity awards that were anti-dilutive (the exercise price was higher than the weighted-average market price) excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Anti-dilutive stock options	3,569	4,252	3,559	4,641
Weighted average exercise price of anti-dilutive stock options	$24.22	$22.74	$24.46	$23.79
Anti-dilutive other equity awards	124	—	58	—

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

FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2015, the aggregate amount of liabilities established for all material loss contingency matters was $17.1 million. The liabilities discussed in this paragraph are separate from those discussed under the heading “Established Repurchase Liability” below.

In each material loss contingency matter, except as otherwise noted, there is a more than slight chance that each of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2015, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $70 million.

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

On October 30, 2015, FHN learned that an arbitration panel had awarded certain claimants $11.6 million. This matter was brought by two former customers of FHN’s subsidiary FTN Financial Securities Corp. (“FTN”), led by First United Bank & Trust, related to purchases of PreTSL securities from FTN in 2006 and 2007. After considering the terms of the award, FHN has recognized a pre-tax expense of $11.6 million for the third quarter of 2015 related to this matter. The expense is recognized as other non-interest expense within the Fixed Income segment and is included in the aggregate liability for contingencies at September 30, 2015 reported above.

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

RPL-Included First Horizon Branded Mortgage Securitization Litigation Matters. Several pending litigation matters are discussed under the heading “First Horizon Branded Mortgage Securitization Litigation Matters” below. For certain of those FHN has been able to estimate RPL. Those estimable matters are the FDIC (NY) and FDIC (AL) cases. The estimates for those matters are included in the RPL range discussed above. The RPL estimates are subject to significant uncertainties regarding: the dollar amounts claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the outcome of potentially significant motions; the availability of significantly dispositive defenses; the incomplete status of the discovery process; and the lack of precedent claims.

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

At the time this report is filed, FHN, along with multiple co-defendants, is defending lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations (“FH proprietary securitizations”) were sold to them were materially deficient. The plaintiffs and venues of these suits are: (1) Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Middle District of Alabama (Case No. CV-12-791-WKW-WC); and (2) FDIC as receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiffs in the pending suits claim to have purchased certificates in a number of separate FH proprietary securitizations and demand that FHN repurchase their investments, or answer in damages or rescission, among other remedies sought. A third suit of this sort, brought by Charles Schwab Corp. in the Superior Court of San Francisco, California, was settled by the parties in October 2015. Because the settlement occurred after quarter-end, liability for this suit is included in the liabilities established for material loss contingency matters mentioned above.

In some of the pending suits underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased certificates in FH proprietary

Note 10 – Contingencies and Other Disclosures (Continued)

securitizations. FHN has not been named a defendant in these suits, which FHN is defending indirectly as indemnitor. The plaintiffs and venues of these other indemnity-only suits are: (3) FHLB of San Francisco, in the Superior Court of San Francisco County, California (Case No. CGC-10-497840); (4) Metropolitan Life Insurance Co., in the Supreme Court of New York County, New York (No. 651360-2012); (5) Royal Park Invs. SA/NV, in the Supreme Court of New York County, New York (No. 652607-2012); (6) Commonwealth of Virginia ex rel. Integra REC LLC, in the Circuit Court for the City of Richmond (No. CL14-399); and (7) Tennessee Consolidated Retirement System, in the Chancery Court for Davidson County, Tennessee (No. 13-1729-II).

Details concerning the original purchase amounts and ending balances of the investments at issue in most of these pending suits, as to which FHN is a named defendant or as to which FHN has an agreement to indemnify an underwriter defendant, are set forth below. Information about the performance of the FH proprietary securitizations related to these suits is available in monthly reports published by the trustee for the securitization trusts. FHN believes that certain plaintiffs did not purchase the entire certificate in the securitizations in which they invested. Reporting by the trustee is at a certificate level and, as a result, ending certificate balances in the following table were adjusted to reflect FHN’s estimate of the ending balance of each partial certificate purchased by these plaintiffs. Plaintiffs in the pending lawsuits claim to have purchased a total of $145.7 million of certificates and the purchase prices of the certificates subject to the indemnification requests total $613.9 million. Although the Charles Schwab suit was pending at September 30, 2015, it was settled shortly afterward and is excluded from this table.

(Dollars in thousands)	Alt-A	Jumbo
Vintage
Original Purchase Price:
2005	$202,417	$—
2006	325,613	32,540
2007	199,012	—

Total	$727,042	$32,540

Ending Balance per the September 25, 2015 trust statements:
2005	$44,100	$—
2006	78,934	7,273
2007	74,397	—

Total	$197,431	$7,273

If FHN were to repurchase certificates, it would recognize as a loss the difference between the amount paid (adjusted for any related litigation liability previously established) and the fair value of the certificates at that time.

The total ending certificate balance of the investments which are the subject of the current pending lawsuits was $204.7 million as reported on the September 25, 2015, trust statements, with approximately 85 percent of the remaining balances performing. Cumulative losses on the investments which are the subject of the remaining lawsuits, as reported on the trust statements, represent approximately 7 percent of the original principal amount underlying the certificates purchased. Ending certificate balances reflect the remaining principal balance on the certificates, after the monthly principal and interest distributions and after reduction for applicable cumulative and current realized losses. Recognized cumulative losses may not take into account all outstanding principal and interest amounts advanced by the servicer due to nonpayment by the borrowers; reimbursement of those advances to the servicer may increase cumulative losses. Losses often are reported by the trustee based on each certificate within a pool or group, which limits FHN’s ability to ascertain losses at the individual investor level.

As discussed below under “Legacy Home Loan Sales and Servicing,” other investors may attempt to pursue similar claims, and securitization trustees or other parties may attempt to pursue loan repurchase, make-whole, or indemnity claims. At September 30, 2015, except for the Charles Schwab case, FHN had not recognized a liability for exposure for investment rescission, loan repurchase, damages, or other actual or potential claims arising from FHN’s previous securitization and related activities.

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

As a result of the DRAs, the repurchase pipeline overall is smaller, and the proportion of GSE-related repurchase requests in the pipeline also is smaller, than in periods pre-dating the DRAs. FHN’s repurchase liability as of September 30, 2015 contemplates, among other things, estimates of FHN’s repurchase exposure related to loans excluded from the DRAs and estimates of FHN’s repurchase exposure related to certain other whole-loan sales. See “Other Whole-Loan Sales” and “Established Repurchase Liability” below for additional information.

Other Whole-Loan Sales

Prior to the 2008 divestiture FHN also sold first lien mortgage loans through whole-loan sales to non-Agency purchasers. FHN made contractual representations and warranties to the purchasers generally similar to those made to Agency purchasers. As of September 30, 2015, 47 percent of repurchase/make-whole claims in the repurchase pipeline relate to other whole-loan sales. These claims are included in FHN’s liability methodology and the assessment of the adequacy of the repurchase and foreclosure liability.

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

Note 10 – Contingencies and Other Disclosures (Continued)

First Horizon Branded Proprietary Mortgage Securitizations

From 2005 through 2007 FHN originated and sold certain non-agency, nonconforming mortgage loans, consisting of Jumbo and Alternative-A (“Alt A”) first lien mortgage loans, to private investors through 80 proprietary securitization trusts under the FH brand. Securitized loans generally were sold indirectly to investors as interests, commonly known as certificates, in the trusts. The certificates were sold to a variety of investors, including GSEs in some cases, through securities offerings under a prospectus or other offering documents. In most cases, the certificates were tiered into different risk classes, with junior classes exposed to trust losses first and senior classes exposed after junior classes were exhausted. Through third quarter 2013, FHN continued to service substantially all of the remaining loans sold through FH proprietary securitizations. In 2013 FHN contracted to sell substantially all such servicing rights and obligations, with transfers occurring largely in fourth quarter 2013 and first quarter 2014. As of September 30, 2015, the aggregate remaining UPB in active FH proprietary securitizations from 2005 through 2007 was $5.2 billion consisting of $3.7 billion Alt-A mortgage loans and $1.5 billion Jumbo mortgage loans. No FH proprietary securitizations were created after 2007.

Representations and warranties were made to the securitization trustee, as the nominal purchaser of the loans, for the benefit of investors. As of September 30, 2015, the repurchase request pipeline contained no loan repurchase request related to FH proprietary first lien securitizations based on breaches of representations and warranties to the trustee.

FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties under federal law to review loans and otherwise act against FHN outside of the duties specified in the applicable trust documents. At September 30, 2015, FHN’s trustee had made no claims against FHN and no litigation by the trustee was pending against FHN.

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

Other Government Entity Loan Reviews

Certain government entities acting on behalf of several purchasers of FH proprietary and other securitizations have subpoenaed information from FHN and others. These include the FDIC (on behalf of certain failed banks) and the FHLBs of San Francisco, Atlanta, and Seattle, among others. Collectively, the subpoenas seek information concerning: a number of FH proprietary securitizations and/or underlying loan originations; and originations of certain other whole loans sold which, in many cases, were included by the purchaser in its own securitizations. See “Other Whole-Loan Sales” above for additional information concerning loans originated and sold by FHN that were included in other securitizations. Some subpoenas fail to identify the specific investments made or loans at issue. Moreover, FHN has limited information regarding at least some of the loans under review. The FDIC subpoenas partially overlap with the ongoing litigation matters mentioned above under “Litigation- Loss Contingencies.” Unless and until a review becomes an identifiable repurchase claim, the associated loans are not considered part of the repurchase pipeline.

Note 10 – Contingencies and Other Disclosures (Continued)

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

Established Repurchase Liability

Based on currently available information and experience to date, FHN has evaluated its loan repurchase exposure and has accrued for losses of $115.5 million and $126.2 million as of September 30, 2015 and 2014, respectively, including a smaller amount related to equity-lending junior lien loan sales. FHN used all available information to estimate losses related to potential repurchase obligations not included in the DRAs including future MI rescissions, prior bulk servicing sales where FHN is no longer the directly responsible party but still has repurchase obligations, and obligations related to certain other loan sales, including repurchase obligations related to non-GSE loan sales. Additionally, FHN continues to monitor claims included in the active pipeline, historical repurchase rates, and loss severities. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Servicing and Foreclosure Practices

After the 2008 platform sale a substantial portion of FHN’s first lien portfolio was serviced through subservicing arrangements. FHN’s servicing activities, including foreclosure and loss mitigation practices, initially were outsourced through a subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). FHN entered into a replacement agreement in 2011 with a new subservicer (the “2011 subservicer”). Through third quarter 2013, FHN serviced a mortgage loan portfolio with an unpaid principal balance of approximately $15 billion as of September 30, 2013. In fourth quarter 2013 and first quarter 2014, FHN sold substantially all remaining servicing to the 2011 subservicer. As a result, the loan portfolio serviced by FHN at September 30, 2015 had an unpaid principal balance of $214.8 million. Servicing still retained by FHN continues to be subserviced by the 2011 subservicer.

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. In September 2014, Visa funded $450 million into the escrow account, and as a result FHN made a payment to the derivative counterparty of $2.4 million in October 2014. As of September 30, 2015, the conversion ratio is 165 percent reflecting the Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable at present.

As of September 30, 2015 and 2014, the derivative liabilities were $4.8 million and $7.6 million, respectively.

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. The Settlement has been approved by the court but that approval has been appealed by certain of the plaintiffs and a hearing was conducted in September 2015 but the court has not issued its decision. Accordingly, the outcome of this matter remains uncertain. Additionally, other Covered Litigation matters are also pending judicial resolution, including new matters filed by class members who opted-out of the Settlement. So long as any Covered Litigation matter remains pending, FHN’s ability to transfer its Visa holdings continues to be restricted.

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

Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants. FHN’s postretirement benefits include certain prescription drug benefits. In third quarter 2015, FHN notified participants of revisions to the retiree medical plan effective January 1, 2016. In conjunction with this action, FHN recognized an $8.3 million curtailment gain in third quarter 2015. FHN also recognized a $1.0 million reduction in the plans’ projected benefit obligation and a $5.3 million tax affected adjustment to accumulated other comprehensive income.

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$10	$8	$37	$45
Interest cost	9,278	8,866	342	400
Expected return on plan assets	(9,354)	(10,034)	(243)	(259)
Amortization of unrecognized:
Prior service cost/(credit)	84	86	(291)	(290)
Actuarial (gain)/loss	2,786	1,904	(334)	(377)

Net periodic benefit cost	$2,804	$830	$(489)	$(481)

ACS 715 curtailment gain	—	—	(8,283)	—
ACS 715 special termination benefits (a)	—	1,009	—	—

Total periodic benefit costs	$2,804	$1,839	$(8,772)	$(481)

(a)	In third quarter 2014, a one-time special termination benefits charge was recognized related to recalculation of a participant’s benefit under a non-qualified plan upon retirement.

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$30	$42	$112	$155
Interest cost	27,318	26,186	1,062	1,316
Expected return on plan assets	(28,137)	(30,070)	(726)	(769)
Amortization of unrecognized:
Prior service cost/(credit)	250	260	(873)	(872)
Actuarial (gain)/loss	7,577	5,174	(822)	(755)

Net periodic benefit cost	$7,038	$1,592	$(1,247)	$(925)

ACS 715 curtailment gain	—	—	(8,283)	—
ACS 715 special termination benefits (a)	—	1,009	—	—

Total periodic benefit costs	$7,038	$2,601	$(9,530)	$(925)

(a)	In third quarter 2014, a one-time special termination benefits charge was recognized related to recalculation of a participant’s benefit under a non-qualified plan upon retirement.

Note 12 – Business Segment Information

FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees (in periods subsequent to first quarter 2014 these amounts are significantly lower), and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Consolidated
Net interest income	$163,562	$159,541	$487,068	$468,668
Provision for loan losses	1,000	6,000	8,000	21,000
Noninterest income	125,103	157,815	385,093	430,446
Noninterest expense	215,436	244,016	810,051	625,222

Income/(loss) before income taxes	72,229	67,340	54,110	252,892
Provision/(benefit) for income taxes	8,897	16,842	8,226	70,486

Net income/(loss)	$63,332	$50,498	$45,884	$182,406

Average assets	$25,314,761	$23,802,334	$25,456,596	$23,786,429

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01,“Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 - Financial Information for additional information.

Note 12 – Business Segment Information (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Regional Banking
Net interest income	$165,258	$153,868	$485,575	$444,569
Provision/(provision credit) for loan losses	6,696	2,204	28,689	23,619
Noninterest income	62,773	64,155	188,966	190,374
Noninterest expense	135,776	135,903	415,759	401,442

Income/(loss) before income taxes	85,559	79,916	230,093	209,882
Provision/(benefit) for income taxes	30,809	28,561	82,186	74,714

Net income/(loss)	$54,750	$51,355	$147,907	$135,168

Average assets	$14,991,229	$13,575,811	$14,750,532	$13,084,962

Fixed Income
Net interest income	$3,008	$2,950	$11,628	$9,013
Noninterest income	51,756	49,896	169,322	154,219
Noninterest expense	59,783	47,915	165,680	100,629

Income/(loss) before income taxes	(5,019)	4,931	15,270	62,603
Provision/(benefit) for income taxes	(2,359)	1,696	4,979	23,682

Net income/(loss)	$(2,660)	$3,235	$10,291	$38,921

Average assets	$2,189,076	$2,003,401	$2,349,551	$2,038,659

Corporate
Net interest income/(expense)	$(19,037)	$(14,246)	$(52,497)	$(36,137)
Noninterest income	8,559	4,139	17,845	22,569
Noninterest expense	11,521	16,511	39,460	47,370

Income/(loss) before income taxes	(21,999)	(26,618)	(74,112)	(60,938)
Provision/(benefit) for income taxes	(24,841)	(16,928)	(52,363)	(43,925)

Net income/(loss)	$2,842	$(9,690)	$(21,749)	$(17,013)

Average assets	$5,888,475	$5,228,339	$5,954,239	$5,471,945

Non-Strategic
Net interest income	$14,333	$16,969	$42,362	$51,223
Provision/(provision credit) for loan losses	(5,696)	3,796	(20,689)	(2,619)
Noninterest income	2,015	39,625	8,960	63,284
Noninterest expense	8,356	43,687	189,152	75,781

Income/(loss) before income taxes	13,688	9,111	(117,141)	41,345
Provision/(benefit) for income taxes	5,288	3,513	(26,576)	16,015

Net income/(loss)	$8,400	$5,598	$(90,565)	$25,330

Average assets	$2,245,981	$2,994,783	$2,402,274	$3,190,863

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

Consolidated Variable Interest Entities

FHN holds variable interests in a proprietary residential mortgage securitization trust it established prior to 2008 as a source of liquidity for consumer lending operations. Based on its restrictive nature, the trust is considered a VIE as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trusts’ economic performance. In situations where the retention of MSR and other retained interests, including residual interests, results in FHN potentially absorbing losses or receiving benefits that are significant to the trust, FHN is considered the primary beneficiary, as it is also assumed to have the power as servicer to most significantly impact the activities of the VIE. Consolidation of the trust results in the recognition of the trust proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of the trust securities. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trust, the creditors of the trust hold no recourse to the assets of FHN. The only trust included in the September 30, 2015 and September 30, 2014 balance of consolidated proprietary residential mortgage securitizations is a HELOC securitization trust that has entered a rapid amortization period and for which FHN is obligated to provide subordinated funding. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies, which protect bondholders in the securitization, exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. This securitization trust is currently consolidated by FHN due to FHN’s status as the Master Servicer for the securitization and the retention of a significant residual interest. Because the trust is consolidated, amounts funded from monoline insurance policies are considered as additional restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$2,000	N/A	$300	N/A
Loans, net of unearned income	59,258	N/A	81,111	N/A
Less: Allowance for loan losses	54	N/A	812	N/A

Total net loans	59,204	N/A	80,299	N/A

Other assets	114	$66,490	438	$66,290

Total assets	$61,318	$66,490	$81,037	$66,290

Liabilities:
Term borrowings	$48,491	N/A	$70,720	N/A
Other liabilities	3	$49,275	4	$50,477

Total liabilities	$48,494	$49,275	$70,724	$50,477

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

LIHTC investments that do not qualify for the proportional amortization method as defined in ASU 2014-01 and discussed in Note 1 are accounted for using the equity method. Expenses associated with these investments were not material for the three and nine months ended September 30, 2015 and 2014. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and nine month periods ending September 30, 2015 and 2014 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$2,293	$2,470	$6,653	$7,410
Low income housing tax credits	(2,363)	(2,462)	(7,089)	(7,387)
Other tax benefits related to qualifying LIHTC investments	(819)	(1,859)	(2,418)	(5,578)

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

Proprietary Trust Preferred Issuances. FHN previously issued junior subordinated debt to First Tennessee Capital II (“Capital II”). Capital II was considered a VIE as FHN’s capital contributions to this trust were not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trust had the power through voting rights, or similar rights, to direct the activities that most significantly impacted the entity’s economic performance. FHN was not the trust’s primary beneficiary as FHN’s capital contributions to the trust were not considered variable interests as they were not “at risk”. Consequently, Capital II was not consolidated by FHN. In third quarter 2015 FHN redeemed its junior subordinated debt, and as a result Capital II redeemed its 6.30 percent Capital Securities, Series B, and the trust was collapsed.

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

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2015:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$76,982	$22,224	(a)
Other Tax Credit Investments (b) (c)	21,359	—	Other assets
Small issuer trust preferred holdings (d)	344,291	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	50,037	64,137	(e)
Proprietary and agency residential mortgage securitizations	25,105	—	(g)
Holdings of agency mortgage-backed securities (d)	4,030,604	—	(h)
Short positions in agency mortgage-backed securities (f)	N/A	896	Trading liabilities
Commercial loan troubled debt restructurings (i) (j)	29,280	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

(a)	Maximum loss exposure represents $54.8 million of current investments and $22.2 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other Liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $64.1 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $.6 million classified as MSR related to proprietary and agency residential mortgage securitizations and $4.6 million classified as Trading securities related to proprietary residential mortgage securitizations. Aggregate servicing advances of $19.9 million are classified as Other assets.
(h)	Includes $549.2 million classified as Trading securities and $3.5 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $29.2 million of current receivables and $.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2014:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$63,921	$5,937	(a)
Other Tax Credit Investments (b) (c)	22,077	—	Other assets
Small issuer trust preferred holdings (d)	364,912	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	52,320	61,853	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	26,973	—	(g)
Holdings of agency mortgage-backed securities (d)	3,843,125	—	(h)
Commercial loan troubled debt restructurings (i) (j)	55,539	—	Loans, net of unearned income
Managed discretionary trusts (f)	N/A	N/A	N/A

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1—Financial Information for additional information.

(a)	Maximum loss exposure represents $58.0 million of current investments and $5.9 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other Liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $61.9 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $.9 million classified as MSR related to proprietary and agency residential mortgage securitizations and $6.1 million classified as Trading securities related to proprietary and agency residential mortgage securitizations. Aggregate servicing advances of $19.9 million are classified as Other assets.
(h)	Includes $502.6 million classified as Trading securities and $3.3 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $52.4 million of current receivables and $3.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On September 30, 2015 and 2014, respectively, FHN had $88.6 million and $89.8 million of cash receivables and $47.4 million and $68.1 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Trading Activities

FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $43.0 million and $41.2 million for the three months ended September 30, 2015 and 2014, respectively, and $143.2 million and $131.3 million for the nine months ended September 30, 2015 and 2014, respectively. Total revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with fixed income trading activities as of September 30, 2015 and 2014:

	September 30, 2015
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,670,717	$82,905	$1,512
Offsetting Upstream Interest Rate Contracts	1,670,717	1,512	82,905
Option Contracts Purchased	10,000	23	—
Forwards and Futures Purchased	3,458,150	15,561	353
Forwards and Futures Sold	3,578,542	774	15,568

	September 30, 2014
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,731,047	$69,878	$5,778
Offsetting Upstream Interest Rate Contracts	1,731,047	5,778	69,878
Option Contracts Purchased	10,000	27	—
Option Contracts Written	7,500	—	6
Forwards and Futures Purchased	1,866,521	2,047	614
Forwards and Futures Sold	2,311,144	1,134	2,281

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

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $250.0 million and $554.0 million on September 30, 2015 and 2014, respectively. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps was $6.1 million and $21.4 million in Derivative assets on September 30, 2015 and 2014, respectively. $304.0 million of these borrowings matured in January 2015.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt maturing in December 2015. This derivative qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk on this debt. The balance sheet amount of this swap was $2.1 million and $11.3 million in Derivative assets as of September 30, 2015 and 2014, respectively. There was no ineffectiveness related to this hedge.

Prior to third quarter 2015, FHN designated derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualified for hedge accounting under ASC 815-20 using the long-haul method. FHN hedged the interest rate risk of the subordinated debt totaling $200 million using a pay floating, receive fixed interest rate swap. The balance sheet amount of this swap was $9.8 million in Derivative liabilities as of September 30, 2014. There was no ineffectiveness related to this hedge. In third quarter 2015, FHN called its junior subordinated debt, which triggered a call of the trust preferred securities, and removed all associated hedges. The redemption resulted in a gain on extinguishment of debt of $5.8 million.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $8.8 million in Derivative assets as of September 30, 2015. There was an insignificant level of ineffectiveness related to this hedge.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of and for the three and nine months ended September 30, 2015 and 2014:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$790,321	$34,507	$210		$10,558		$8,643
Offsetting Upstream Interest Rate Contracts (a)	790,321	210	35,007		(10,558)		(8,643)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,150,000	$16,960	$ N/A		$3,247		$(6,593)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,150,000	(c)	$(3,167	)(d)	$6,645 (d)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets	Liabilities		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$742,065	$25,039	$1,128		$(3,235)		$(1,166)
Offsetting Upstream Interest Rate Contracts (a)	742,065	1,128	25,539		3,235		1,166
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,254,000	$32,711	$9,787		$(7,074)		$(10,313)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,254,000	(c)	$7,074	(d)	$10,313 (d)

(a)	Gains/losses included in the All other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

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

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of and for the three and nine months ended September 30, 2015 and 2014:

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$600	$40		$144
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(39	) (c)	$(142	) (c)

					Gains/(Losses)
(Dollars in thousands)	Notional	Assets		Liabilities	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$791	$110		$215
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(109	) (c)	$(213	) (c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2015, the derivative liabilities associated with the sales of Visa Class B shares were $4.8 million compared to $7.6 million as of September 30, 2014. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2015, these loans were valued at $2.8 million. The balance sheet amount and the gains/losses associated with these derivatives were not significant. As of September 30, 2014, these loans were settled and so were the derivatives associated with them.

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

Note 14 – Derivatives (Continued)

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $93.1 million of assets and $79.7 million of liabilities on September 30, 2015, and $104.7 million of assets and $77.6 million of liabilities on September 30, 2014. As of September 30, 2015 and 2014, FHN had received collateral of $156.9 million and $191.5 million and posted collateral of $79.9 million and $80.6 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $93.1 million of assets and $20.2 million of liabilities on September 30, 2015, and $104.7 million of assets and $19.1 million of liabilities on September 30, 2014. As of September 30, 2015 and 2014, FHN had received collateral of $156.9 million and $191.5 million and posted collateral of $24.6 million and $26.3 million, respectively, in the normal course of business related to these contracts.

FHN’s fixed income segment buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts, and are generally not subject to master netting agreements. For futures and options, FHN transacts through a third party, and the transactions are subject to margin and collateral maintenance requirements. In the event of default, open positions can be offset along with the associated collateral.

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

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2015 (b)	$136,098	$—	$136,098	$(9,748)	$(121,401)	$4,949
2014 (b)	134,534	—	134,534	(24,210)	(110,262)	62

(a)	Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of September 30, 2015 and 2014, $16.5 million and $3.2 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2015 and 2014 are comprised entirely of interest rate derivative contracts.

Note 14 – Derivatives (Continued)

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2015 (b)	$120,234	$—	$120,234	$(9,748)	$(78,211)	$32,275
2014 (b)	112,901	—	112,901	(24,210)	(77,755)	10,936

(a)	Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of September 30, 2015 and 2014, $20.7 million and $10.5 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2015 and 2014 are comprised entirely of interest rate derivative contracts.

Note 15 – Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2015	$793,098	$—	$793,098	$(2,909)	$(782,844)	$7,345
2014	561,802	—	561,802	(53,382)	(500,659)	7,761

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of September 30:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2015	$332,329	$—	$332,329	$(2,909)	$(329,420)	$—
2014	479,384	—	479,384	(53,382)	(425,986)	16

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following table provides a detail, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of September 30:

	September 30, 2015
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$23,812	$—	$23,812
Government agency issued CMO	297,578	10,939	308,517

Total Securities sold under agreements to repurchase	$321,390	$10,939	$332,329

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - fixed income:
U.S. treasuries	$—	$97,211	$—	$97,211
Government agency issued MBS	—	265,290	—	265,290
Government agency issued CMO	—	283,927	—	283,927
Other U.S. government agencies	—	113,739	—	113,739
States and municipalities	—	65,255	—	65,255
Trading Loans	—	16,943	—	16,943
Corporate and other debt	—	381,470	5	381,475
Equity, mutual funds, and other	—	742	—	742

Total trading securities - fixed income	—	1,224,577	5	1,224,582

Trading securities - mortgage banking	—	—	4,598	4,598
Loans held-for-sale	—	—	26,789	26,789
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	945,951	—	945,951
Government agency issued CMO	—	2,535,436	—	2,535,436
Other U.S. government agencies	—	—	1,446	1,446
States and municipalities	—	7,655	1,500	9,155
Equity, mutual funds, and other	25,840	—	—	25,840

Total securities available-for-sale	25,840	3,489,142	2,946	3,517,928

Other assets:
Mortgage servicing rights	—	—	1,993	1,993
Deferred compensation assets	25,972	—	—	25,972
Derivatives, forwards and futures	16,335	—	—	16,335
Derivatives, interest rate contracts	—	136,121	—	136,121
Derivatives, other	—	92	—	92

Total other assets	42,307	136,213	1,993	180,513

Total assets	$68,147	$4,849,932	$36,331	$4,954,410

Trading liabilities - fixed income:
U.S. treasuries	$—	$478,759	$—	$478,759
Government agency issued MBS	—	1,481	—	1,481
Other U.S. government agencies	—	6,482	—	6,482
Corporate and other debt	—	301,841	—	301,841

Total trading liabilities - fixed income	—	788,563	—	788,563

Other liabilities:
Derivatives, forwards and futures	15,921	—	—	15,921
Derivatives, interest rate contracts	—	120,234	—	120,234
Derivatives, other	—	—	4,810	4,810

Total other liabilities	15,921	120,234	4,810	140,965

Total liabilities	$15,921	$908,797	$4,810	$929,528

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - fixed income:
U.S. treasuries	$—	$247,796	$—	$247,796
Government agency issued MBS	—	301,559	—	301,559
Government agency issued CMO	—	201,016	—	201,016
Other U.S. government agencies	—	108,874	—	108,874
States and municipalities	—	42,900	—	42,900
Corporate and other debt	—	379,768	5	379,773
Equity, mutual funds, and other	—	49,986	—	49,986

Total trading securities - fixed income	—	1,331,899	5	1,331,904

Trading securities - mortgage banking	—	—	6,118	6,118
Loans held-for-sale	—	—	31,443	31,443
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	716,865	—	716,865
Government agency issued CMO	—	2,623,685	—	2,623,685
Other U.S. government agencies	—	—	1,929	1,929
States and municipalities	—	8,705	1,500	10,205
Equity, mutual funds, and other	26,080	—	—	26,080

Total securities available-for-sale	26,080	3,349,355	3,429	3,378,864

Other assets:
Mortgage servicing rights	—	—	2,880	2,880
Deferred compensation assets	24,901	—	—	24,901
Derivatives, forwards and futures	3,181	—	—	3,181
Derivatives, interest rate contracts	—	134,561	—	134,561

Total other assets	28,082	134,561	2,880	165,523

Total assets	$54,162	$4,815,815	$43,875	$4,913,852

Trading liabilities - fixed income:
U.S. treasuries	$—	$278,306	$—	$278,306
Other U.S. government agencies	—	4,964	—	4,964
States and municipalities	—	543	—	543
Corporate and other debt	—	248,421	—	248,421

Total trading liabilities - fixed income	—	532,234	—	532,234

Other liabilities:
Derivatives, forwards and futures	2,895	—	—	2,895
Derivatives, interest rate contracts	—	112,907	—	112,907
Derivatives, other	—	—	7,640	7,640

Total other liabilities	2,895	112,907	7,640	123,442

Total liabilities	$2,895	$645,141	$7,640	$655,676

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2015 and 2014, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2015
(Dollars in thousands)	Trading securities		Loans held- for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on July 1, 2015	$4,929		$26,525		$3,060	$2,158	$(4,810)
Total net gains/(losses) included in:
Net income	57		803		—	—	(302)
Other comprehensive income /(loss)	—		—		(16)	—	—
Purchases	—		1,902		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	—	—
Settlements	(383)		(1,664)		(98)	(165)	302
Net transfers into/(out of) Level 3	—		(777	) (b)	—	—	—

Balance on September 30, 2015	$4,603		$26,789		$2,946	$1,993	$(4,810)

Net unrealized gains/(losses) included in net income	$57	(a)	$803	(a)	$—	$—	$(302	) (c)

	Three Months Ended September 30, 2014
					AFS Securities		Mortgage
(Dollars in thousands)	Trading securities		Loans held- for-sale		Investment portfolio	Venture Capital	servicing rights, net	Net derivative liabilities
Balance on July 1, 2014	$6,421		$232,487		$3,561	$2,300	$3,197	$(4,725)
Total net gains/(losses) included in:
Net income	191		41,757		—	(995)	19	(3,236)
Other comprehensive income /(loss)	—		—		(16)	—	—	—
Purchases	—		522		—	—	—	—
Issuances	—		—		—	—	—	—
Sales	—		(236,975)		—	(5)	(152)	—
Settlements	(489)		(5,967)		(116)	(1,300)	(184)	321
Net transfers into/(out of) Level 3	—		(381	) (b)	—	—	—	—

Balance on September 30, 2014	$6,123		$31,443		$3,429	$—	$2,880	$(7,640)

Net unrealized gains/(losses) included in net income	$191	(a)	$1,828	(a)	$—	$—	$17 (a)	$(3,236	) (c)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2015 and 2014, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Trading securities		Loans held- for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on January 1, 2015	$5,642		$27,910		$3,307	$2,517	$(5,240)
Total net gains/(losses) included in:
Net income	296		2,193		—	—	(466)
Other comprehensive income / (loss)	—		—		(44)	—	—
Purchases	—		3,080		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	—	—
Settlements	(1,335)		(4,483)		(317)	(524)	896
Net transfers into/(out of) Level 3	—		(1,911	) (b)	—	—	—

Balance on September 30, 2015	$4,603		$26,789		$2,946	$1,993	$(4,810)

Net unrealized gains/(losses) included in net income	$296	(a)	$2,193	(a)	$—	$—	$(466	) (c)

	Nine Months Ended September 30, 2014
				Securities available-for-sale		Mortgage
(Dollars in thousands)	Trading securities	Loans held- for-sale		Investment portfolio	Venture Capital	servicing rights, net	Net derivative liabilities
Balance on January 1, 2014	$7,200	$230,456		$3,826	$4,300	$72,793	$(2,915)
Total net gains/(losses) included in:
Net income	149	51,158		—	(2,995)	1,265	(5,678)
Other comprehensive income /(loss)	—	—		(48)	—	—	—
Purchases	1,559	5,104		—	—	—	—
Issuances	—	—		—	—	—	—
Sales	(1,715)	(236,975)		—	(5)	(70,071)	—
Settlements	(1,070)	(14,767)		(349)	(1,300)	(1,107)	953
Net transfers into/(out of) Level 3	—	(3,533	) (b)	—	—	—	—

Balance on September 30, 2014	$6,123	$31,443		$3,429	$—	$2,880	$(7,640)

Net unrealized gains/(losses) included in net income	$225 (a)	$1,828	(a)	$—	$—	$50 (a)	$(5,678	) (c)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

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

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2015 and 2014, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

Note 16 – Fair Value of Assets & Liabilities (Continued)

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2015				September 30, 2015	September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - first mortgages	$—	$—	$726	$726	$10	$48
Loans, net of unearned income (a)	—	—	27,898	27,898	1,195	2,729
Real estate acquired by foreclosure (b)	—	—	25,872	25,872	(706)	(2,366)
Other assets (c)	—	—	27,825	27,825	(439)	(1,383)

					$60	$(972)

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2014				September 30, 2014	September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - SBAs	$—	$7,552	$—	$7,552	$(4)	$39
Loans held-for-sale - first mortgages	—	—	981	981	(351)	(361)
Loans, net of unearned income (a)	—	—	46,634	46,634	(736)	(1,064)
Real estate acquired by foreclosure (b)	—	—	35,261	35,261	(707)	(2,098)
Other assets (c)	—	—	29,166	29,166	(311)	(1,498)

					$(2,109)	$(4,982)

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of September 30, 2015 and 2014:

(Dollars in Thousands)
Level 3 Class	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$4,598	Discounted cash flow	Prepayment speeds	43% - 45%
			Discount rate	6% - 59%
Loans held-for-sale - residential real estate	27,515	Discounted cash flow	Prepayment speeds - First mortgage	2% - 20%
			Prepayment speeds - HELOC	5% - 15%
			Foreclosure losses	45% - 55%
			Loss severity trends - First mortgage	20% - 70% of UPB
			Loss severity trends - HELOC	35% - 100% of UPB
			Draw rate - HELOC	5% - 12%
Derivative liabilities, other	4,810	Discounted cash flow	Visa covered litigation resolution amount	$4.5 billion - $5.5 billion
			Probability of resolution scenarios	5% - 25%
			Time until resolution	6 - 42 months
Loans, net of unearned income (a)	27,898	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	25,872	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	27,825	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at September 30, 2014	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$6,118	Discounted cash flow	Prepayment speeds	42% - 46%

			Discount rate	42% - 69%
Loans held-for-sale - residential real estate	32,424	Discounted cash flow	Prepayment speeds - First mortgage	6% - 10%

			Prepayment speeds - HELOC	5% - 15%

			Credit spreads	2% - 4%

			Delinquency adjustment factor	15% - 25% added to credit spread

			Loss severity trends - First mortgage	50% - 60% of UPB

			Loss severity trends - HELOC	50% - 100% of UPB

			Draw Rate - HELOC	5% - 12%
Derivative liabilities, other	7,640	Discounted cash flow	Visa covered litigation resolution amount	$4.9 billion - $5.7 billion

			Probability of resolution scenarios	10% - 30%

			Time until resolution	12 - 48 months
Loans, net of unearned income (a)	46,634	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal

		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value

			Financial Statements/Auction Values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	35,261	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	29,166	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield

		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

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

Trading securities-mortgage. Prepayment rates and credit spreads (part of the discount rate) are significant unobservable inputs used in the fair value measurement of FHN’s mortgage trading securities which include interest-only strips, principal-only strips, and subordinated bonds. Increases in prepayment rates and credit spreads in isolation would result in significantly lower fair value measurements for the associated assets. Conversely, decreases in prepayment rates and credit spreads in isolation would result in significantly higher fair value measurements for the associated assets. Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayment rates as customers are expected to refinance existing mortgages under more favorable interest rate terms. Generally, changes in discount rates directionally mirror the changes in market interest rates. FHN’s Corporate Accounting Department monitors changes in the fair value of these securities monthly.

Loans held-for-sale. Foreclosure losses in 2015, credit spreads and delinquency adjustment factors in 2014, and prepayment rates in 2015 and 2014 are significant unobservable inputs used in the fair value measurement of FHN’s residential real estate loans held-for-sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. Draw rates are an additional significant unobservable input for HELOCs. Increases (decreases) in the draw rate estimates for HELOCs would increase (decrease) their fair value. All observable and unobservable inputs are re-assessed quarterly. Fair value measurements are reviewed at least quarterly by FHN’s Corporate Accounting Department.

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

	September 30, 2015
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$26,789	$41,350	$(14,561)
Nonaccrual loans	7,206	13,712	(6,506)
Loans 90 days or more past due and still accruing	2,677	3,822	(1,145)

	September 30, 2014
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$31,443	$49,145	$(17,702)
Nonaccrual loans	7,742	14,893	(7,151)
Loans 90 days or more past due and still accruing	2,685	4,990	(2,305)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$803	$41,757	$2,193	$51,158

For the three months ended September 30, 2015, and 2014, the amounts for residential real estate loans held-for-sale include a loss of $.2 million and a gain of $.6 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. For the nine months ended September 30, 2015, and 2014, the amounts for loans held-for-sale include gains of $.5 million and $3.2 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Securities available-for-sale. Securities available-for-sale includes the investment portfolio accounted for as available-for-sale under ASC 320-10-25, federal bank stock holdings, and short-term investments in mutual funds. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations. Certain government agency debt obligations with limited trading activity are valued using a discounted cash flow model that incorporates a combination of observable and unobservable inputs. Primary observable inputs include contractual cash flows and the treasury curve. Significant unobservable inputs include estimated trading spreads and estimated prepayment speeds.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of September 30, 2015 and 2014, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by the challenging economic conditions experienced during the past several years, including housing price declines and the effect on estimated collateral values, elevated unemployment or underemployment and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital assumption and cash flow volatility from these assets and the resulting fair value measurements may depart significantly from our internal estimates of the intrinsic value of these assets.

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

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded loan commitments and stand by and other commitments as of September 30, 2015 and 2014.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	September 30, 2015
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$9,538,832	$—	$—	$9,473,702	$9,473,702
Commercial real estate	1,462,696	—	—	1,447,848	1,447,848
Retail:
Consumer real estate	4,731,464	—	—	4,601,406	4,601,406
Permanent mortgage	443,817	—	—	413,188	413,188
Credit card & other	337,869	—	—	339,527	339,527

Total loans, net of unearned income and allowance for loan losses	16,514,678	—	—	16,275,671	16,275,671
Short-term financial assets
Interest-bearing cash	596,689	596,689	—	—	596,689
Federal funds sold	64,438	—	64,438	—	64,438
Securities purchased under agreements to resell	793,098	—	793,098	—	793,098

Total short-term financial assets	1,454,225	596,689	857,536	—	1,454,225
Trading securities (a)	1,229,180	—	1,224,577	4,603	1,229,180
Loans held-for-sale (a)	124,308	—	—	124,308	124,308
Securities available-for-sale (a) (b)	3,673,641	25,840	3,489,142	158,659	3,673,641
Securities held-to-maturity	4,313	—	—	5,404	5,404
Derivative assets (a)	152,548	16,335	136,213	—	152,548
Other assets
Tax credit investments	98,341	—	—	58,030	58,030
Deferred compensation assets	25,972	25,972	—	—	25,972

Total other assets	124,313	25,972	—	58,030	84,002
Nonearning assets
Cash & due from banks	256,342	256,342	—	—	256,342
Fixed income receivables	83,547	—	83,547	—	83,547
Accrued interest receivable	65,956	—	65,956	—	65,956

Total nonearning assets	405,845	256,342	149,503	—	405,845

Total assets	$23,683,051	$921,178	$5,856,971	$16,626,675	$23,404,824

Liabilities:
Deposits:
Defined maturity	$1,033,896	$—	$1,039,007	$—	$1,039,007
Undefined maturity	17,831,324	—	17,831,324	—	17,831,324

Total deposits	18,865,220	—	18,870,331	—	18,870,331
Trading liabilities (a)	788,563	—	788,563	—	788,563
Short-term financial liabilities
Federal funds purchased	520,992	—	520,992	—	520,992
Securities sold under agreements to repurchase	332,329	—	332,329	—	332,329
Other short-term borrowings	99,887	—	99,887	—	99,887

Total short-term financial liabilities	953,208	—	953,208	—	953,208
Term borrowings
Real estate investment trust-preferred	45,947	—	—	49,350	49,350
Term borrowings - new market tax credit investment	18,000	—	—	18,158	18,158
Borrowings secured by residential real estate	48,491	—	—	41,848	41,848
Other long term borrowings	1,228,748	—	1,214,410	—	1,214,410

Total term borrowings	1,341,186	—	1,214,410	109,356	1,323,766
Derivative liabilities (a)	140,965	15,921	120,234	4,810	140,965
Other noninterest-bearing liabilities
Fixed income payables	95,346	—	95,346	—	95,346
Accrued interest payable	25,358	—	25,358	—	25,358

Total other noninterest-bearing liabilities	120,704	—	120,704	—	120,704

Total liabilities	$22,209,846	$15,921	$22,067,450	$114,166	$22,197,537

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $65.8 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	September 30, 2014
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$8,407,459	$—	$—	$8,348,656	$8,348,656
Commercial real estate	1,262,944	—	—	1,243,925	1,243,925
Retail:
Consumer real estate	5,012,593	—	—	4,875,939	4,875,939
Permanent mortgage	552,568	—	—	492,930	492,930
Credit card & other	337,812	—	—	339,667	339,667

Total loans, net of unearned income and allowance for loan losses	15,573,376	—	—	15,301,117	15,301,117
Short-term financial assets
Interest-bearing cash	275,485	275,485	—	—	275,485
Federal funds sold	55,242	—	55,242	—	55,242
Securities purchased under agreements to resell	561,802	—	561,802	—	561,802

Total short-term financial assets	892,529	275,485	617,044	—	892,529
Trading securities (a)	1,338,022	—	1,331,899	6,123	1,338,022
Loans held-for-sale (a)	151,915	—	7,552	144,363	151,915
Securities available-for-sale (a) (b)	3,534,671	26,080	3,349,355	159,236	3,534,671
Securities held-to-maturity	4,286	—	—	5,380	5,380
Derivative assets (a)	137,742	3,181	134,561	—	137,742
Other assets
Tax credit investments	85,998	—	—	67,634	67,634
Deferred compensation assets	24,901	24,901	—	—	24,901

Total other assets	110,899	24,901	—	67,634	92,535
Nonearning assets
Cash & due from banks	292,687	292,687	—	—	292,687
Fixed income receivables	197,507	—	197,507	—	197,507
Accrued interest receivable	71,755	—	71,755	—	71,755

Total nonearning assets	561,949	292,687	269,262	—	561,949

Total assets	$22,305,389	$622,334	$5,709,673	$15,683,853	$22,015,860

Liabilities:
Deposits:
Defined maturity	$1,214,637	$—	$1,220,109	$—	$1,220,109
Undefined maturity	14,930,134	—	14,930,134	—	14,930,134

Total deposits	16,144,771	—	16,150,243	—	16,150,243
Trading liabilities (a)	532,234	—	532,234	—	532,234
Short-term financial liabilities
Federal funds purchased	928,159	—	928,159	—	928,159
Securities sold under agreements to repurchase	479,384	—	479,384	—	479,384
Other short-term borrowings	790,080	—	790,080	—	790,080

Total short-term financial liabilities	2,197,623	—	2,197,623	—	2,197,623
Term borrowings
Real estate investment trust-preferred	45,879	—	—	49,350	49,350
Term borrowings - new market tax credit investment	18,000	—	—	17,880	17,880
Borrowings secured by residential real estate	70,720	—	—	61,031	61,031
Other long term borrowings	1,356,539	—	1,346,281	—	1,346,281

Total term borrowings	1,491,138	—	1,346,281	128,261	1,474,542
Derivative liabilities (a)	123,442	2,895	112,907	7,640	123,442
Other noninterest-bearing liabilities
Fixed income payables	329,960	—	329,960	—	329,960
Accrued interest payable	30,984	—	30,984	—	30,984

Total other noninterest-bearing liabilities	360,944	—	360,944	—	360,944

Total liabilities	$20,850,152	$2,895	$20,700,232	$135,901	$20,839,028

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2014-01, “Equity Method and Joint Venture: Accounting for Investments in Qualified Affordable Housing Projects.” See Note 1 – Financial Information for additional information.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
(Dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Unfunded Commitments:
Loan commitments	$7,962,431	$7,344,614	$2,694	$2,368
Standby and other commitments	281,740	320,286	4,424	4,879

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 17 – Other Events

In October 2015, FHN issued $500 million of 3.500% Senior Notes due December 15, 2020. Interest payments are due semi-annually on June 15 and December 15, commencing June 15, 2016. The sale of the Notes resulted in net proceeds to the Company of approximately $497 million. The Company expects to use the proceeds, along with other cash on hand, to retire its $500 million of 5.375% Senior Notes due December 15, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of September 30, 2015, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

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

FHN is composed of the following operating segments:

•	Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, along with credit card and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally.

•	Fixed income provides financial services for depository and non-depository institutions through the sale and distribution of fixed income securities, loan sales, portfolio advisory services, and derivative sales.

•	Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance (“BOLI”), unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives.

•	Non-strategic includes exited businesses and wind-down national consumer lending activities, other discontinued products, loan portfolios and service lines, and certain charges related to restructuring, repositioning, and efficiency initiatives.

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

In fourth quarter 2014, FHN entered into a merger agreement with TrustAtlantic Financial Corporation (“TrustAtlantic Financial”). The transaction closed on October 2, 2015 and approximately 75 percent of the shares of TrustAtlantic Financial were converted into shares of FHN common stock at an exchange ratio of 1.3261 FHN shares for each TrustAtlantic Financial share, and approximately 25 percent of the shares of TrustAtlantic Financial were converted into cash. The aggregate transaction value was approximately $95 million. TrustAtlantic Financial reported, on a consolidated basis, approximately $405 million of total assets and approximately $350 million of total deposits at September 30, 2015.

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2014 financial statements, notes, and MD&A is provided in FHN’s 2014 Annual Report and in FHN’s Current Report on Form 8-K dated October 19, 2015.

ADOPTION OF ACCOUNTING UPDATES

Effective January 1, 2015, FHN retroactively adopted the requirements of ASU 2014-01, “Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” with an election to use the proportional amortization method for all qualifying investments. ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. The retrospective application of ASU 2014-01 did not change Diluted earnings/(loss) per share for the three months ended September 30, 2014, but resulted in an increase in Diluted earnings/(loss) per share of $.01 for the nine months ended September 30, 2014, as well as for the year ended December 31, 2014 versus previously reported amounts. Additionally, Income/(loss) available to shareholders increased $.7 million and $2.2 million for the three and nine months ended September 30, 2014 and $3.0 million for the year ended December 31, 2014 versus previously reported amounts. FHN also recognized a decrease to Shareholders’ equity of $10.1 million at September 30, 2014 and $9.4 million at December 31, 2014 versus previously reported amounts. All prior periods, applicable tables and associated narrative in this report have been revised to reflect this change. For additional information see Note 1 – Financial Information in this report and also FHN’s Current Report on Form 8-K dated October 19, 2015.

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

Presentation of regulatory measures, even those which are not GAAP, provide a meaningful base for comparability to other financial institutions subject to the same regulations as FHN, as demonstrated by their use by banking regulators in reviewing capital adequacy of financial institutions. Although not GAAP terms, these regulatory measures are not considered “non-GAAP” under U.S. financial reporting rules as long as their presentation conforms to regulatory standards. Regulatory measures used in this MD&A include: tier 1 capital, generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk based capital regulations; common equity tier 1 capital (for periods subsequent to fourth quarter 2014), generally defined as common equity less goodwill, other intangibles, and certain other required regulatory deductions; and risk-weighted assets (“RWA”), which is a measure of total on- and off-balance sheet assets adjusted for credit and market risk, used to determine regulatory capital ratios. The regulatory common equity tier 1 used in 2015 and later periods is not the same as the non-regulatory, non-GAAP tier 1 common commonly used prior to 2015; comparisons between the two are not meaningful.

The non-GAAP measure presented in this filing is the tier 1 common capital ratio (for periods prior to first quarter 2015). Refer to Table 25 for a reconciliation of non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but rather are related to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, global, general and local economic and business conditions, including economic recession or depression; the pace, consistency, and extent of recovery of values and activity in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting FHN directly or affecting its customers, business counterparties or competitors; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), Financial Industry Regulatory Authority (“FINRA”), the Municipal

Securities Rulemaking Board (“MSRB”), the Consumer Financial Protection Bureau (“CFPB”), the Financial Stability Oversight Council (“Council”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements. FHN assumes no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2015, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

For third quarter 2015, FHN reported net income available to common shareholders of $58.8 million or $.25 per diluted share compared to net income of $46.1 million or $.19 per diluted share in third quarter 2014. For the nine months ended September 30, 2015, FHN reported net income available to common shareholders of $32.6 million or $.14 per diluted share compared to net income of $169.2 million or $.71 per diluted share for the nine months ended September 30, 2014. The improvement in results for the third quarter compared to the prior year was driven by lower expenses, a reduction in the loan loss provision, and an increase in net interest income, partially offset by a decline in non interest income. The decline in results for the nine months ended September 30, 2015 compared to the prior year was the result of an increase in expenses and lower noninterest income, partially mitigated by an increase in net interest income and lower loan loss provisioning.

In third quarter 2015, FHN recognized an $11.6 million charge to litigation and regulatory matters related to a legal matter in which an arbitration panel found in favor of the claimants. In first quarter 2015, FHN recorded a charge to litigation and regulatory matters of $162.5 million related to a settlement with two federal agencies, the Department of Justice (“DOJ”) and the Department of Housing and Urban Development Office of Inspector General (“HUD”), to settle potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans.

Total revenue decreased $28.7 million and $27.0 million, respectively, for the three and nine months ended September 30, 2015 to $288.7 million and $872.2 million relative to the prior year. The decrease in revenue for both periods was primarily driven by a decline in mortgage banking income, partially offset by an increase in net interest income (“NII”) and higher fixed income product revenue in 2015 compared to 2014. For the three months ended September 30, 2015 compared to 2014, the decline in mortgage banking income was primarily the result of a $39.7 million gain on the sale of approximately $315 million in unpaid principal balance (“UPB”) of held-for-sale (“HFS”) mortgage loans recognized in third quarter 2014. For the nine months ended September 30, 2015 compared to 2014, the decrease in mortgage banking income was also affected by a larger positive mortgage warehouse valuation adjustment in 2014 associated with the non-performing portion of the HFS portfolio and the receipt of approximately $20.0 million of additional servicing fees in first quarter 2014 in conjunction with servicing sales.

Expenses for the three and nine months ended September 30, 2015 were $215.4 million and $810.1 million, respectively, compared to $244.0 million and $625.2 million, respectively, for the three and nine months ended September 30, 2014. For the quarter ended September 30, 2015 compared to 2014, the expense decrease was largely driven by a decline in losses from litigation and regulatory matters primarily related to expenses recognized in 2014, including $50.4 million in loss accruals related to legal matters, partially offset by $15.0 million of expense reversals associated with agreements with insurance companies for the recovery of expenses FHN incurred related to litigation losses in previous periods. In third quarter 2015, FHN recognized $10.9 million in net loss accruals related to legal matters. Lower personnel expense in third quarter 2015 relative to third quarter 2014 also contributed to the decline, but was somewhat offset by a $4.3 million reversal of repurchase and foreclosure provision related to the settlement of certain claims recognized in third quarter 2014. For the nine months ended September 30, 2015 compared to 2014, the increase in expenses was primarily the result of the $162.5 million charge to litigation and regulatory matters related to the settlement reached with DOJ/HUD previously mentioned and increased personnel expense relative to the same period of 2014, but was somewhat mitigated by lower occupancy expense which was primarily the result of a lease abandonment charge recognized in 2014 related to restructuring, repositioning, and efficiency initiatives.

On a consolidated basis, credit quality continued to improve in 2015 relative to a year ago, resulting in a $5.0 million decline in the loan loss provision to $1.0 million in third quarter 2015 and a $13.0 million decline in the loan loss provision to $8.0 million for the nine months ended September 30, 2015. Improvement from third quarter 2014 resulted in a 12 percent decline in the allowance for loan losses (“ALLL”) (on a period-end basis) and a 14 percent decline in non-performing loans from a year ago.

Return on average common equity and return on average assets for third quarter 2015 were 10.83 percent and .99 percent, respectively, compared to 8.16 percent and .84 percent, respectively, in third quarter 2014. During the nine months ended September 30, 2015 and 2014, the return on average common equity was 2.02 percent and 10.37 percent, respectively, and the return on average assets was .24 percent and 1.03 percent, respectively. The Tier 1 capital ratio was 12.11 percent as of September 30, 2015, compared to 14.47 percent on September 30, 2014. Total period-end assets increased to $25.4 billion on September 30, 2015, from $24.0 billion on September 30, 2014. Average loans increased 6 percent and 7 percent to $16.6 billion and $16.5 billion, respectively, in the three and nine months ended September 30, 2015 relative to the same periods in 2014. Average core deposits increased 20 percent and 16 percent to $18.5 billion and $18.2 billion, respectively, in the three and nine months ended September 30, 2015 relative to the prior year. Shareholders’ equity was $2.6 billion on September 30, 2015 and 2014. Average shareholders’ equity decreased to $2.5 billion in third quarter 2015 from $2.6 billion in third quarter 2014.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $85.6 million during third quarter 2015 compared to $79.9 million in third quarter 2014. The increase in pre-tax income was driven by higher net interest income which more than offset an increase in loan loss provisioning and a decline in non-interest income. Non-interest expense was flat in third quarters 2015 and 2014. During the nine months ended September 30, 2015, the regional bank’s pre-tax income was $230.1 million compared to $209.9 million for the nine months ended September 30, 2014. The increase in pre-tax income for the first nine months of 2015 was primarily driven by an increase in net interest income which more than offset an increase in noninterest and loan loss provision expenses.

Total revenue increased 5 percent to $228.0 million in third quarter 2015 from $218.0 million in third quarter 2014, driven by an increase in net interest income (“NII”). The increase in NII was driven by several factors including higher average balances of loans to mortgage companies, additional commercial loan growth, the impact that higher deposit balances has on funds transfer pricing (“FTP”), improved deposit pricing, and an increase in cash basis income compared to third quarter 2014. These increases were somewhat offset by lower yielding commercial loans due to competitive pressure. Noninterest income decreased $1.4 million to $62.8 million in third quarter 2015. The decline in noninterest income was largely driven by lower brokerage, management fees, and commission income from the Bank’s wealth management group in 2015 relative to the prior year and a decline in income from trust services and investment management, partially offset by increases in fees from deposit transactions and bankcard income compared to a year ago. The decrease in brokerage, management fees and commissions was primarily driven by a reduction in annuity income as a result of lower volume in 2015 compared to the prior year, and also by a shift in product and fee structures which caused a temporary decline in revenues but should result in revenue streams over the long term.

Provision expense increased to $6.7 million in third quarter 2015 from $2.2 million in third quarter 2014. Both periods reflect continued strong performance with low levels of delinquencies and a decline in nonperforming loans. The increase in provision during third quarter 2015 was driven by a number of factors including loan growth within the commercial portfolios and a continued extension of the loss emergence period (“LEP”) for commercial loans in the current cycle. These factors were somewhat offset by the continued favorable impact of historically low net charge-offs which result in continued lower loss rates.

Noninterest expense was $135.8 million in third quarter 2015 down slightly from $135.9 million in third quarter 2014, as lower allocated personnel expenses, due in large part to gains recognized in third quarter 2015 related to an employee benefit plan amendment, were offset by increases in personnel expenses associated with strategic hires and retention efforts in growth markets, an increase in legal fees, and an increase in the provision for unfunded commitments in third quarter 2015 relative to the prior year.

Total revenue increased 6 percent to $674.5 million for the nine months ended September 30, 2015 from $634.9 million for the nine months ended September 30, 2014, driven by an increase in net interest income (“NII”). An increase in average balances of loans to mortgage companies, additional commercial loan growth, the impact that higher deposit balances has on FTP, and improved deposit pricing favorably impacted NII during the nine months ended September 30, 2015, but was somewhat mitigated by lower commercial loan yields. Noninterest income declined $1.4 million to $189.0 million for the nine months ended September 30, 2015, driven by a decrease in brokerage, management fees, and commission income and lower bankcard income relative to the same year-to-date period of 2014, but partially offset by an increase in deposit transactions. The decline in bankcard income was due in part to $2.8 million of Visa volume incentives recognized in second quarter 2014, but was somewhat mitigated by higher transaction volume in 2015 relative to the prior year.

Provision expense for the nine months ended September 30, 2015 increased to $28.7 million from $23.6 million for the nine months ended September 30, 2014. The factors affecting the 2015 quarterly provision expense also drove provision expense for the 2015 year-to-date period. Additionally, increased reserves associated with loss resulting from borrower fraud also led to higher loan loss provisioning in 2015 relative to the prior year. For the year-to-date period of 2014, provision expense was primarily affected by the consumer credit card portfolio as a result of trends in delinquencies, net charge-offs, and certain asset quality ratios for the smaller balance portion of the portfolio.

Noninterest expense was $415.8 million and $401.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in expense was largely attributable to higher personnel expenses associated with loan growth, strategic hires, and retention efforts in growth markets in the nine months ended September 30, 2015 relative to the prior year. An increase in the provision for unfunded commitments and larger negative fair value marks associated with foreclosed real estate also contributed to the increase in expenses. These increases were partially offset by a decline in professional fees related to consulting projects in the year-to-date period of 2014 relative to the current year, as well as tighter project management and an incremental focus on cost reductions.

Lower contract employment expenses primarily related to technology-related projects in 2014, and a decline in allocated expenses, also offset a portion of the expense increase. The decline in allocated expenses was due in large part to gains recognized in third quarter 2015 related to an employee benefit plan amendment, but partially offset by allocated FDIC premium expense which increased relative to the prior year, due in large part to $3.3 million of FDIC premium refunds recognized in second quarter 2014.

Fixed Income

The fixed income segment had a pre-tax loss of $5.0 million during third quarter 2015 compared to pre-tax income of $4.9 million during third quarter 2014. The decline in results during third quarter 2015 compared to the prior year was primarily driven by an $11.6 million increase in loss accruals recognized in third quarter 2015 related to a legal matter in which an arbitration panel found in favor of the claimants. For the nine months ended September 30, 2015, fixed income’s pre-tax income was $15.3 million compared to $62.6 million for the nine months ended September 30, 2014. Pre-tax income for the nine months ended September 30, 2014 was higher when compared to the same period in 2015 due in large part to a $47.1 million expense recovery that was recognized in second quarter 2014 related to the Sentinel litigation matter which was settled in 2011 coupled with the arbitration matter previously mentioned which led to higher litigation expenses in 2015.

Fixed income product revenue was $43.0 million in third quarter 2015, up from $41.2 million in third quarter 2014, as fixed income product average daily revenue (“ADR”) increased slightly to $.7 million in 2015 from $.6 million in 2014. For the nine months ended September 30, 2015, fixed income product revenue was $143.2 million, up from $131.3 million in the prior year. The increase in fixed income revenue reflects more favorable market conditions due to increased rate volatility in 2015 relative to the prior year. Other product revenue was $8.8 million and $8.7 million in third quarter 2015 and 2014, respectively, and increased from $22.9 million for the nine months ended September 30, 2014 to $26.2 million for the same period in 2015. The increase in the year-to-date period was primarily driven by increases in fees from derivatives, loan sales, and portfolio advisory in 2015 relative to the prior year.

Noninterest expense was $59.8 million and $47.9 million in third quarter 2015 and 2014, respectively, and $165.7 million and $100.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in expense for third quarter 2015 was primarily driven by the litigation charge related to the arbitration decision previously mentioned, but was also due to higher variable compensation expense as a result of higher fixed income product revenues in 2015 relative to the prior year. The expense increase for the year-to-date comparative period was primarily related to the 2014 Sentinel-related expense recoveries previously mentioned coupled with litigation expense in 2015, as well as higher variable compensation expenses in 2015.

Corporate

The pre-tax loss for the corporate segment was $22.0 million and $26.6 million during the quarters ended September 30, 2015 and 2014, respectively, and was $74.1 million and $60.9 million during the nine months ended September 30, 2015 and 2014, respectively. The improvement in results in third quarter 2015 relative to third quarter 2014 was primarily driven by a decrease in expenses and higher noninterest income, partially offset by lower net interest income. For the nine months ended September 30, 2015, the decline in results was due in large part to a decrease in revenues which was partially mitigated by an expense decline.

Net interest expense increased $4.8 million in third quarter 2015 to $19.0 million due to the effect of the third quarter 2014 loan sales on FTP, the fourth quarter 2014 issuance of $400 million of senior notes, and a lower yielding available-for-sale (“AFS”) securities portfolio. Noninterest income (including securities gain/losses) was $8.6 million in third quarter 2015 up $4.4 million from $4.1 million in third quarter 2014. The increase in noninterest income was primarily driven by a $5.8 million gain on the extinguishment of junior subordinated notes underlying $200 million of trust preferred debt, partially offset by decreases in deferred compensation income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense.

Noninterest expense was $11.5 million in third quarter 2015 compared to $16.5 million in third quarter 2014. The decrease in noninterest expense was due in large part to a $2.9 million decline in negative valuation adjustments associated with derivatives related to prior sales of Visa class B shares relative to the prior year and lower personnel-related expenses primarily related to a decrease in deferred compensation expense, which is directionally consistent with the decrease in deferred compensation income described above.

Net interest expense increased $16.4 million to $52.5 million for the year-to-date period ended September 30, 2015 driven by the same factors that impacted the quarterly increase described above. Noninterest income (including securities gain/losses) was $17.8 million for the nine months ended September 30, 2015, down from $22.6 million for the same period of 2014. The decrease in noninterest income was largely driven by a $5.6 million gain associated with the sale of a cost method investment recognized in first quarter 2014 and a decline in BOLI income as a result of lower policy benefits received in the year-to-date period of 2015 relative to the same period of 2014. Additionally, decreases in deferred compensation income for the nine months ended September 30, 2015 relative to the prior year also contributed to the decline in noninterest income, but were somewhat offset by the $5.8 million gain on the extinguishment of debt previously mentioned.

Noninterest expense decreased 17 percent, or $7.9 million, from $47.4 million for the nine months ended September 30, 2014 to $39.5 million for the nine months ended September 30, 2015. The decline in noninterest expense was largely the result of a $5.1 million decline in negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares compared to 2014 and lower occupancy expense in the nine months ended September 30, 2015 primarily related to an efficiency-related lease abandonment expense of $4.7 million that was recognized in 2014. Additionally, personnel expense decreased in the nine months ended September 30, 2015. The decrease in personnel expense largely relates to a decline in deferred compensation income, but was offset somewhat by several favorable adjustments recognized in the year-to-date period of 2014, primarily associated with employee benefit plans and deferred compensation BOLI benefits.

Non-Strategic

The non-strategic segment had pre-tax income of $13.7 million in third quarter 2015 compared to pre-tax income of $9.1 million in third quarter 2014. For the nine months ended September 30, 2015, the non-strategic segment had a pre-tax loss of $117.1 million compared to pre-tax income of $41.3 million for the nine months ended September 30, 2014. The improvement for the quarterly period was driven by a decrease in expenses which more than offset lower revenues. For the year-to-date period the decline in pre-tax income was the result of an increase in litigation-related expenses and a decline in revenue, partially offset by a larger provision credit for loan losses.

Total revenue was $16.4 million and $56.6 million in third quarter 2015 and third quarter 2014, respectively. NII declined 16 percent to $14.3 million in third quarter 2015 from $17.0 million in third quarter 2014, consistent with the run-off of the non-strategic loan portfolios and the third quarter 2014 sales of mortgage loans HFS. Noninterest income (including securities gains/losses) decreased $37.6 million from $39.6 million in third quarter 2014 to $2.0 million in third quarter 2015 driven by a decline in mortgage banking income. In third quarter 2014, FHN sold approximately $315 million in UPB of mortgage loans HFS that resulted in $39.7 million of valuation gains that were recognized within mortgage banking income.

The provision for loan losses within the non-strategic segment was a provision credit of $5.7 million in third quarter 2015 compared to provision expense of $3.8 million in the prior year. The improvement was largely driven by a $30.1 million decrease in consumer real estate reserves primarily due to a 24 percent decline in loan balances from run-off, sustained levels of low net charge-offs, and continued stabilization/improvement of property values.

Noninterest expense decreased 81 percent, or $35.3 million, to $8.4 million in third quarter 2015 from $43.7 million in third quarter 2014. The decline in expense was largely due to a decline in net loss accruals related to litigation and regulatory matters from $35.2 million in third quarter 2014 to a net expense recovery of $.9 million in third quarter 2015. This decrease was offset somewhat by the reversal of $4.3 million of repurchase and foreclosure provision in third quarter 2014 related to the settlement of certain claims and an increase in occupancy expense associated with the reduction in sublease income in third quarter 2015 compared to the prior year as a result of the sale of a building in second quarter 2015.

Total revenue was $51.3 million and $114.5 million for the nine months ended September 30, 2015 and 2014, respectively, with NII declining 17 percent to $42.4 million for the 2015 year-to-date period from $51.2 million for the same period of 2014, consistent with the run-off of the non-strategic loan portfolios and the third quarter 2014 sales of mortgage loans HFS. Noninterest income (including securities gains/losses) decreased $54.3 million to $9.0 million for the nine months ended September 30, 2015 from $63.3 million. The decline in noninterest income was driven by a $66.7 million decline in mortgage banking income, which was the result of the third quarter 2014 gains previously mentioned, the receipt of approximately $20 million in previously unrecognized servicing fees in conjunction with servicing sales, and a larger positive mortgage warehouse valuation adjustment in 2014 due to positive fair value adjustments that reflected new information on market pricing for similar assets primarily related to the non-performing portion of the held-for-sale portfolio. A portion of this decline was somewhat offset by several transactions which negatively impacted noninterest income in the prior year, including a $4.4 million loss on the extinguishment of debt associated with the collapse of two HELOC securitization trusts, a $2.0 million loss on the deconsolidation of a securitization trust, and a $2.0 million negative fair value adjustment on an investment. Additionally, a $2.7 million gain on the sale of property recognized in second quarter 2015 also positively impacted other noninterest income during 2015.

The provision for loan losses within the non-strategic segment was a provision credit of $20.7 million for the nine months ended September 30, 2015 compared to a provision credit of $2.6 million for the nine months ended September 30, 2014. The increase in provision credit was largely driven by the consumer real estate portfolio due to lower portfolio balances, sustained low levels of net charge-offs, and continued stabilization/improvement of property values in the first nine months of 2015 relative to the prior year. This increase was somewhat offset by a reduction in the provision credit associated with the commercial portfolios, primarily driven by the disposition of three TRUP loans that had a favorable impact on prior year provision.

Noninterest expense increased to $189.2 million in the nine months ended September 30, 2015 from $75.8 million in the nine months ended September 30, 2014. The increase in noninterest expense was primarily due to a $126.2 million net increase in loss accruals related to litigation and regulatory matters including $162.5 million of loss accruals recognized in first quarter 2015 associated with the settlement reached with DOJ/HUD as previously mentioned, offset by $35.4 million of net litigation loss accruals recognized during the nine months ended September 30, 2014 related to legal matters. Additionally, the reversal of $4.3 million of repurchase and foreclosure provision recognized in 2014 related to the settlement of certain claims and an increase in occupancy expense associated with the reduction in sublease income previously mentioned contributed to the expense increase. Offsetting a portion of this increase, legal expense decreased $4.8 million for the nine months ended September 30, 2015 relative to the nine months ended September 30, 2014. Generally, most other expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Total consolidated revenue was $288.7 million in third quarter 2015 compared to $317.4 million in third quarter 2014. The decline in income was largely driven by a decrease in mortgage banking income, but was partially offset by increases in fixed income product revenue, net interest income and gains on the extinguishment of debt. Total expenses decreased $28.6 million from $244.0 million in third quarter 2014 to $215.4 million in third quarter 2015 primarily due to lower net losses from litigation and regulatory matters and a decline in personnel expenses relative to the prior year, somewhat offset by the recognition of a $4.3 million reversal of repurchase and foreclosure provision expense recognized in third quarter 2014 related to the settlement of certain repurchase claims. For the nine months ended September 30, 2015, total consolidated revenue declined 3 percent to $872.2 million from $899.1 million in the prior year primarily due to a decrease in mortgage banking, partially offset by increases in net interest income, fixed income product revenue and gains on the extinguishment of debt. Total expenses for the nine months ended September 30, 2015 increased $184.8 million to $810.1 million from $625.2 million for the nine months ended September 30, 2014 primarily driven by increases in litigation loss accruals and personnel expenses.

NET INTEREST INCOME

Net interest income increased 3 percent to $163.6 million in third quarter 2015 from $159.5 million in third quarter 2014. For the nine months ended September 30, 2015, NII increased 4 percent to $487.1 million from $468.7 million. For the three and nine months ended September 30, 2015, the increase in NII was primarily attributable to higher balances of loans to mortgage companies coupled with additional commercial and bank installment loan growth, partially offset by continued run-off of the non-strategic loan portfolios and lower yielding commercial loans due to competitive pressure. Average earning assets were $23.2 billion and $21.7 billion in third quarters 2015 and 2014, respectively, and $23.3 billion and $21.6 billion for the nine months ended September 30, 2015 and 2014, respectively. The increase in both periods relative to the prior year was primarily driven by loan growth within the regional bank, but was also impacted by higher average balances of excess cash held at the Federal Reserve (“Fed”), which more than offset continued run-off of the non-strategic loan portfolios and a decline in average balances of Loans HFS because of the third quarter 2014 loan sales.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin decreased to 2.85 percent in third quarter 2015 from 2.97 percent in third quarter 2014. The net interest spread was 2.72 percent in third quarter 2015 down 13 basis points from 2.85 percent in third quarter 2014 and the impact of free funding was 13 basis points in 2015 up from 12 basis points in 2014. For the nine months ended September 30, 2015, the net interest margin was 2.84 percent, down from 2.94 percent for the comparable period of 2014. The decline in NIM for the three and nine month period of 2015 was driven by several factors including an increase in excess cash held at the Fed, lower yielding commercial loans, run-off of the non-strategic loan portfolios, a lower yielding securities portfolio, and increased long-term funding costs. These negative effects were somewhat mitigated by higher average balances of loans to mortgage companies, improved deposit pricing, increased loan fees, and higher cash basis interest income.

Table 1- Net Interest Margin

	Three Months Ended September 30
	2015	2014
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.50%	3.51%
Retail loans	3.94	4.01

Total loans, net of unearned income	3.65	3.70

Loans held-for-sale (a)	4.16	4.09
Investment securities:
U.S. treasuries	NM	0.07
U.S. government agencies	2.45	2.56
States and municipalities	2.84	2.50
Other	4.10	4.04

Total investment securities	2.54	2.61

Trading securities	2.98	3.00
Other earning assets:
Federal funds sold	1.00	0.98
Securities purchased under agreements to resell (b)	(0.06)	(0.22)
Interest bearing cash	0.24	0.19

Total other earning assets	0.12	(0.06)

Interest income / total earning assets	3.20%	3.33%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.15%	0.16%
Other interest-bearing deposits	0.09	0.08
Time deposits (c)	0.65	0.90

Total interest-bearing core deposits	0.15	0.19
Certificates of deposit $100,000 and more (d)	0.85	0.59
Federal funds purchased	0.25	0.25
Securities sold under agreements to repurchase	0.04	0.06
Fixed income trading liabilities	2.34	2.41
Other short-term borrowings	0.84	0.20
Term borrowings (e)	2.55	2.25

Interest expense / total interest-bearing liabilities	0.48	0.48

Net interest spread	2.72%	2.85%
Effect of interest-free sources used to fund earning assets	0.13	0.12

Net interest margin (f)	2.85%	2.97%

NM – Not meaningful

(a)	2015 increase driven by sales of certain lower-yielding loans in third quarter 2014.
(b)	Driven by negative market rates on reverse repurchase agreements.
(c)	Third quarter 2015 rate includes the effect of amortizing the premium valuation adjustment for acquired time deposits related to branch acquisitions.
(d)	2014 rate includes the effect of amortizing the premium valuation adjustment for acquired time deposits related to the MNB acquisitions.
(e)	2015 increase driven by the issuance of $400 million of senior notes in fourth quarter 2014.
(f)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is impacted by balance sheet factors such as interest-bearing cash levels, deposit balances, trading inventory, commercial loan volume, loan fees, cash basis income, and the potential rise in short term interest rates. For the remainder of 2015, NIM could be under pressure due to a meaningful buildup in cash balances, as well as a decline in loan yields from the competitive environment and ongoing low rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $1.0 million in third quarter 2015 compared to $6.0 million in third quarter 2014. For the nine months ended September 30, 2015 and 2014, the provision for loan losses was $8.0 million and $21.0 million, respectively. During third quarter 2015 and 2014 FHN experienced continued overall improvement in the loan portfolio. The allowance for loan losses declined 12 percent from September 30, 2014 to September 30, 2015. Overall, FHN’s asset quality trends remain historically strong. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. Additionally, for additional information about general asset quality trends refer to Asset Quality - Trend Analysis of Third Quarter 2015 Compared to Third Quarter 2014 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains/(losses)) was $125.1 million in third quarter 2015 and represented 43 percent of total revenue compared to $157.8 million in third quarter 2014 and 50 percent of total revenue. For the nine months ended September 30, 2015 noninterest income was $385.1 million and represented 44 percent of total revenue compared to $430.4 million and 48 percent for the nine months ended September 30, 2014. The decline in noninterest income during both periods of 2015 relative to the prior year largely resulted from a decrease in mortgage banking income, but was partially mitigated by increases in fixed income sales revenue and all other income and commissions.

Fixed Income Noninterest Income

Fixed income noninterest income increased 9 percent in third quarter 2015 to $51.8 million from $47.6 million in third quarter 2014. For the nine months ended September 30, 2015 and 2014, fixed income noninterest income was $169.7 million and $152.1 million, respectively, representing a 12 percent increase. Revenue from fixed income product sales was up in both periods reflecting more favorable market conditions due to increased rate volatility in 2015 relative to the respective periods of the prior year. Revenue from other products increased to $8.8 million in third quarter 2015 from $6.4 million in third quarter 2014, primarily driven by increases in fees from loan and derivative sales. During the nine months ended September 30, 2015, revenue from other products increased to $26.5 million from $20.8 million for the nine months ended September 30, 2014, largely driven by increases in fees from loan sales, derivative sales, and portfolio advisory.

Table 2 - Fixed Income Noninterest Income

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2015	2014		2015	2014
Noninterest income:
Fixed income product revenue	$42,969	$41,216	4%	$143,164	$131,287	9%
Other product revenue	8,835	6,373	39%	26,500	20,822	27%

Total fixed income noninterest income	$51,804	$47,589	9%	$169,664	$152,109	12%

Brokerage, Management Fees and Commissions

Income from brokerage, management fees and commissions was $11.6 million and $35.5 million for the three and nine months ended September 30, 2015 and 2014, respectively, compared to $12.3 million and $37.5 million for the three and nine months ended September 30, 2014, respectively. The decline in income was primarily driven by a reduction in annuity income as a result of lower volume in 2015 compared to the prior year, and also by a shift in product and fee structures which caused a temporary decline in revenues but should result in revenue streams over the long term.

Bankcard Income

Bankcard income was $5.6 million in third quarter 2015, up slightly from $5.5 million in third quarter 2014. For the nine months ended September 30, 2015 and 2014 bankcard income was $16.6 million and $18.0 million, respectively. The decline in bankcard income for the year-to-date period was primarily the result of $2.8 million of Visa volume incentives recognized in second quarter 2014, but was somewhat mitigated by higher transaction volume in 2015 relative to the prior year.

Bank Owned Life Insurance

BOLI income increased 17 percent to $4.1 million in third quarter 2015 from $3.5 million in third quarter 2014, driven by higher policy benefits received in the quarter relative to the prior year. For the nine months ended September 30, 2015, BOLI income was $11.0 million compared to $12.9 million for the nine months ended September 30, 2014. The decline in BOLI income for the nine months ended September 30, 2015 relative to the prior year was primarily due to the receipt of $2.8 million of policy benefits in first quarter 2014.

Mortgage Banking Noninterest Income

Mortgage banking income was $.8 million in third quarter 2015 down from $41.6 million in third quarter 2014. The decline in mortgage banking income during third quarter 2015 relative to the prior year was primarily due to $39.7 million of gains on the sales of approximately $315 million in UPB of HFS mortgage loans recognized in third quarter 2014. During the nine months ended September 30, 2015 and 2014 mortgage banking income was $2.7 million and $69.4 million, respectively. The decline in mortgage banking income for the nine months ended September 30, 2015 relative to the prior year, was the result of several transactions recognized in 2014 that positively impacted mortgage banking income, including the third quarter 2014 gains previously mentioned, the receipt of approximately $20 million in previously unrecognized servicing fees in conjunction with servicing sales, and a larger positive mortgage warehouse valuation adjustment in 2014 due to positive fair value adjustments that reflected new information on market pricing for similar assets primarily related to the non-performing portion of the held-for-sale portfolio. Other mortgage banking income for the nine months ended September 30, 2014 also included a $2.0 million loss associated with the deconsolidation of a securitization trust.

Securities Gains/Losses

In third quarter 2014, FHN recognized net securities losses of $.9 million which was primarily the result of a loss on the sale of an investment. During the nine months ended September 30, 2014, FHN recognized net securities gains of $2.9 million, as a $5.6 million gain on the sale of a cost method investment in first quarter 2014 more than offset $2.0 million of negative fair value adjustments related to an investment and the $.9 million loss on the sale previously mentioned. Securities gains/(losses) for the three and nine months ended September 30, 2015 were not material.

Other Noninterest Income

All other income and commissions increased to $12.5 million in third quarter 2015 from $9.1 million in third quarter 2014 primarily due to a $5.8 million gain on the extinguishment of junior subordinated notes underlying $200 million of trust preferred debt, partially offset by a decline in deferred compensation income. For the nine months ended September 30, 2015 all other income and commissions increased $11.1 million to $34.4 million. The increase in all other income and commissions for the year-to-date period was largely driven by the $5.8 million gain previously mentioned and $2.5 million of net gains on the sales of properties, as well as a $4.4 million loss recognized in first quarter 2014 on the extinguishment of debt associated with the collapse of two HELOC securitization trusts, somewhat offset by a decline in deferred compensation income. The following table provides detail regarding FHN’s other income.

Table 3 - Other Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Other income:
Gain/(loss) on repurchases of debt	$5,794	$—	$5,794	$(4,350)
ATM interchange fees	2,998	2,739	8,784	7,982
Electronic banking fees	1,479	1,560	4,366	4,629
Letter of credit fees	978	917	3,633	3,753
Deferred compensation (a)	(2,309)	(41)	(1,311)	1,800
Other	3,550	3,971	13,096	9,461

Total	$12,490	$9,146	$34,362	$23,275

(a)	Deferred compensation market value adjustments are mirrored to employee compensation, incentives, and benefits expense.

NONINTEREST EXPENSE

Noninterest expense was $215.4 million in third quarter 2015 compared to $244.0 million in third quarter 2014. The decrease in noninterest expense during third quarter 2015 relative to the prior year was primarily the result of a decrease in net litigation and regulatory loss accruals and lower personnel expense, somewhat offset by the recognition of an expense recovery to repurchase and foreclosure provision expense in third quarter 2014.

For the nine months ended September 30, 2015 noninterest expense was $810.1 million compared to $625.2 million for the nine months ended September 30, 2014. The increase in noninterest expense was primarily the result of increases in net litigation and regulatory loss accruals in the nine months ended September 30, 2015 coupled with an increase in personnel expenses relative to the prior year.

Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, was $116.2 million in third quarter 2015, a 4 percent decrease from $120.7 million in third quarter 2014. The decline in personnel expense was primarily due to an $8.3 million gain recognized during third quarter 2015 related to an amendment of certain employee benefit plans as well as lower deferred compensation expenses in the quarter relative to the prior year. These decreases were partially offset by increases in variable compensation associated with higher fixed income product sales revenue within FHN’s fixed income operating segment in third quarter 2015, as well as higher pension-related expenses driven by an increase in the pension liability as a result of a decline in the discount rate and a new mortality table at the most recent measurement date. Higher employee medical expenses in third quarter 2015 relative to the prior year also offset a portion of the decline in personnel expenses during the quarter. For the nine months ended September 30, 2015, personnel expense was $375.6 million, a 4 percent increase from $359.6 million for the nine months ended September 30, 2014. The increase in personnel expense during the year-to-date period was largely driven by increases in variable compensation associated with higher fixed income product sales revenue relative to the prior year and higher incentive expense associated with loan growth, strategic hires, and retention within the regional bank. Additionally, higher pension-related and employee medical costs contributed to the increase in personnel expenses during the nine months ended September 30, 2015, as well as several favorable adjustments recognized during 2014 related to employee performance equity awards, employee benefit plans, and deferred compensation BOLI benefits resulting in lower personnel expense in 2014. These increases were offset somewhat by the gain associated with the employee benefit plan amendment previously mentioned and lower deferred compensation expenses relative to the nine months ended September 30, 2014.

Occupancy

Occupancy expense was $13.3 million and $12.4 million in third quarter 2015 and 2014, respectively. The increase in occupancy expense was largely due to lower sublease income received in third quarter 2015 relative to the prior year as a result of the sale of a building in second quarter 2015. For the nine months ended September 30, 2015 and 2014 occupancy expense was $37.3 million and $41.9 million, respectively, primarily the result of $4.6 million of lease abandonment expense recognized in first quarter 2014 related to efficiency initiatives, somewhat offset by the reduction in sublease income, previously mentioned.

Professional Fees

Professional fees were $5.1 million and $14.1 million for the three and nine months ended September 2015, down from $6.2 million and $16.4 million for the same periods of 2014. The decrease in professional fees was related to various consulting projects in 2014.

FDIC Premium Expense

FDIC premium expense was $4.5 million and $3.5 million for the three months ended September 30, 2015 and 2014, respectively, and was $12.9 million and $8.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in the year-to-date period includes the receipt of $3.3 million of FDIC premium refunds recognized in second quarter 2014.

Legal Fees

Legal fees were $3.6 million in third quarter 2015 compared to $4.3 million in third quarter 2014 and were $11.7 million and $15.3 million for the nine months ended September 30, 2015 and 2014, respectively. The decline in legal fees was driven by a reduction in costs related to litigation matters in 2015 relative to the prior year. Legal fees for the nine months ended September 30, 2014 included an $8.5 million expense recovery related to the Sentinel matter.

Contract Employment and Outsourcing

Expenses associated with contract employment and outsourcing decreased $1.8 million and $3.5 million, respectively, for the three and nine months ended September 30, 2015 to $3.4 million and $11.3 million. The decrease was primarily driven by elevated expenses in 2014 related to technology-related projects within the regional bank.

Repurchase and Foreclosure Provision

For the three and nine months ended September 30, 2014, FHN recorded a $4.3 million reversal of repurchase and foreclosure provision related to the settlement of certain claims. No repurchase provision expense was recorded in 2015.

Other Noninterest Expense

All other expenses decreased $29.1 million to $30.4 million in third quarter 2015 from $59.5 million in third quarter 2014. The decrease in expense was primarily driven by a $24.5 million decline in net losses from litigation and regulatory matters primarily related to expenses recognized in 2014, including $50.4 million in loss accruals related to legal matters, partially offset by $15.0 million of expense reversals associated with agreements with insurance companies for the recovery of expenses FHN incurred related to litigation losses in previous periods. Litigation and regulatory matters in third quarter 2015 included an $11.6 million loss associated with a legal matter in which an arbitration panel found in favor of the claimants. Additionally, in third quarter 2015, FHN recognized $.3 million of negative valuation adjustments associated with derivatives related to prior sales of Visa class B shares, compared to $3.2 million of negative valuation adjustments in third quarter 2014.

For the nine months ended September 30, 2015 all other expenses were $230.9 million compared to $59.9 million for the nine months ended September 30, 2014. The increase in expense for the year-to-date period was the result of a $176.1 million increase in net loss accruals related to legal matters. Losses from litigation and regulatory matters were $173.4 million for the nine months ended September 30, 2015 and primarily relate to $162.5 million of loss accruals recognized in first quarter 2015 related to the settlement of potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans and $11.6 million of loss accruals recognized in third quarter 2015 associated with the arbitration decision previously mentioned. For the nine months ended September 30, 2014, FHN recognized $110.9 million of loss accruals related to legal matters, which were more than offset by $113.6 million of expense reversals associated with agreements with insurance companies for the recovery of expenses FHN incurred related to litigation losses in previous periods. Additionally, expenses were favorably impacted during the nine months ended September 30, 2015 by a $5.1 million decrease in negative valuation adjustments associated with the derivatives related to prior sales of Visa Class B shares. The following table provides detail regarding FHN’s other expense.

Table 4 - Other Expense

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Other expense:
Litigation and regulatory matters (a)	$10,922	$35,390	$173,422	$(2,720)
Other insurance and taxes	3,283	3,909	10,067	10,178
Travel and entertainment	2,451	2,164	6,697	6,633
Customer relations	1,477	1,406	4,296	4,329
Employee training and dues	1,272	1,194	3,853	3,260
Supplies	974	779	2,781	2,699
Miscellaneous loan costs	726	597	1,821	2,150
Tax credit investments	439	311	1,383	1,498
Other	8,835	13,709	26,565	31,856

Total	$30,379	$59,459	$230,885	$59,883

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

INCOME TAXES

FHN recorded an income tax provision of $8.9 million in third quarter 2015, compared to an income tax provision of $16.8 million in third quarter 2014. For the nine months ended September 30, 2015, FHN recorded an income tax provision of $8.2 million compared to an income tax provision of $70.5 million for the nine months ended September 30, 2014. The effective tax rates for the three months ended September 30, 2015 and 2014 were approximately 12 percent and 25 percent, respectively. For the nine months ended September 30, 2015 and 2014 the effective tax rates were approximately 15 percent and 28 percent, respectively. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. The company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2015, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $345.8 million and $112.4 million, respectively, resulting in a net DTA of $233.4 million at September 30, 2015, compared with $231.5 million at September 30, 2014.

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

As of September 30, 2015, FHN had federal tax credit carryforwards which will expire in varying amounts between 2031 and 2034, state income tax net operating loss (“NOL”) carryforwards which will expire in varying amounts between 2016 and 2032, and federal capital loss carryforwards, which will expire in 2017. As of September 30, 2015 and 2014, FHN established a valuation allowance of $.1 million and $4.1 million, respectively, against its state NOL carryforwards and $40.4 million and $45.0 million, respectively, against its capital loss carryforwards. FHN’s DTA after valuation allowance was $345.8 million and $312.1 million as of September 30, 2015 and 2014, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Changes in tax laws and rates could also affect recorded DTAs and DTLs in the future. Management is not aware of the enactment of any such changes that would have a material effect on the company’s results of operations, cash flows or financial position.

STATEMENT OF CONDITION REVIEW

Total period-end assets were $25.4 billion on September 30, 2015, compared to $24.0 billion on September 30, 2014 and $25.7 billion on December 31, 2014. Average assets increased to $25.3 billion in third quarter 2015 from $23.8 billion in third quarter 2014 and $24.6 billion in fourth quarter 2014. The increase in average assets compared to third quarter 2014 is primarily attributable to increases in loan balances and other earning assets, somewhat offset by a decline in loans HFS. The increase in period-end assets relative to September 30, 2014 was largely driven by increases in loan balances, interest bearing cash and securities purchased under agreements to resell. Period-end assets decreased relative to December 31, 2014 driven by a decline in interest-bearing cash, somewhat offset by increases in loans and other interest bearing assets.

EARNING ASSETS

Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased to $23.2 billion in 2015 from $21.7 billion a year earlier and increased $.7 billion from fourth quarter 2014. A more detailed discussion of the major line items follows. Unless otherwise indicated, references below to balances for 2015 or 2014 refer to period-end balances at September 30, 2015 or September 30, 2014, respectively, or average balances for the third quarter of 2015 or 2014.

Loans

Period-end loans increased to $16.7 billion as of September 30, 2015 from $15.8 billion on September 30, 2014. Average loans for 2015 were $16.6 billion compared to $15.8 billion for 2014. The increase in average and period-end loan balances was primarily due to loan growth within the regional bank’s commercial portfolios, partially offset by balance declines within FHN’s run-off portfolios within the non-strategic segment.

Table 5 - Average Loans

	Quarter Ended September 30, 2015		Quarter Ended September 30, 2014		Quarter Ended December 31, 2014
		Percent		Percent		Percent	3Q15 changes vs
(Dollars in thousands)	Amount	of total	Amount	of total	Amount	of total	3Q14	4Q14
Commercial:
Commercial, financial, and industrial	$9,539,650	57%	$8,395,553	53%	$8,584,065	54%	14%	11%
Commercial real estate	1,425,528	9	1,260,715	8	1,287,816	8	13%	11%

Total commercial	10,965,178	66	9,656,268	61	9,871,881	62	14%	11%

Retail:
Consumer real estate (a)	4,838,984	29	5,173,088	33	5,087,104	32	(6)%	(5)%
Permanent mortgage	475,684	3	581,876	4	552,065	4	(18)%	(14)%
Credit card, OTC and other	353,148	2	352,133	2	357,321	2	*	(1)%

Total retail	5,667,816	34	6,107,097	39	5,996,490	38	(7)%	(5)%

Total loans, net of unearned	$16,632,994	100%	$15,763,365	100%	$15,868,371	100%	6%	5%

*	Amount is less than one percent.
(a)	Balance as of September 30, 2015 and 2014, and December 31, 2014 include $63.2 million, $83.0 million, and $79.2 million of restricted loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 87 percent of average commercial loans in third quarter 2015 and 2014. C&I loans increased 14 percent, or $1.1 billion, from 2014 due to an increase in the average balance of loans to mortgage companies coupled with net loan growth within the regional bank’s general commercial portfolio and an increase in asset-based lending. Commercial real estate loans increased 13 percent or $164.8 million to $1.4 billion in 2015 because of growth in expansion markets and opportunities with new and existing customers within the regional bank.

Average retail loans declined 7 percent, or $439.3 million, from a year ago to $5.7 billion in 2015. The consumer real estate portfolio (home equity lines and installment loans) declined $334.1 million, to $4.8 billion as the continued wind-down of portfolios within the non-strategic segment outpaced a $181.3 million increase in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $106.2 million to $475.7 million in 2015 largely driven by run-off of legacy assets. Credit Card and Other increased slightly to $353.1 million in 2015.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities increased 4 percent from $3.5 billion on September 30, 2014 to $3.7 billion on September 30, 2015. Average investment securities were $3.7 billion in 2015 and $3.6 billion in 2014, representing 16 percent of earning assets in 2015 and 2014. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased government-guaranteed loans), student, small business (prior to second quarter 2015), and home equity loans. The average balance of loans HFS decreased $192.7 million from 2014 and averaged $126.1 million in 2015. On September 30, 2015 and 2014, loans HFS were $124.3 million and $151.9 million, respectively. The lower balances of both average and period-end loans HFS reflect the third quarter 2014 sales of loans with approximately $315 million in unpaid principal balance.

Other Earning Assets

All other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve Bank (“FRB”) and other financial institutions. All other earning assets averaged $2.7 billion in 2015, a $712.8 million increase from $2.0 billion in 2014. The increase was largely the result of a $518.5 million increase in interest-bearing cash driven primarily by inflow of core deposits, as well as increases of $118.7 million and $77.8 million in securities purchased under agreements to resell (“asset repos”) and trading securities, respectively. Fixed income’s trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally correlate with the level of fixed income trading liabilities (short-positions) as securities collateral from repo transactions is used to fulfill trades. All other earning assets were $2.7 billion and $2.2 billion on September 30, 2015 and 2014, respectively, and $3.5 billion on December 31, 2014. The spike in other earning assets on December 31, 2014 was driven by an inflow of customer deposits and proceeds from the issuance of senior notes.

Non-earning assets

Period-end non-earning assets were $2.2 billion on September 30, 2015 and 2014, respectively.

Core Deposits

Average core deposits were $18.5 billion during third quarter 2015, up 20 percent from $15.4 billion during third quarter 2014. The increase in average core deposits was driven by several factors including an increase in commercial customer deposits, FHN’s decision to increase deposits in a third party network deposits sweep program, a new product offering within correspondent banking, the addition of approximately $440 million of deposits associated with the fourth quarter 2014 branch acquisition, and an increase in public funds. The third party deposits program is an FDIC-insured deposit sweep program where financial institutions can receive unsecured deposits for the long-term (several years) and in larger-dollar increments. The new product offering within correspondent banking previously mentioned resulted in a shift in funding from federal funds purchased (“FFP”). Period-end core deposits were $18.6 billion on September 30, 2015, up 18 percent from $15.7 billion on September 30, 2014, driven by the same factors that affected average balances.

Short-Term Funds

Average short-term funds (certificates of deposit greater than $100,000, FFP, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) decreased 43 percent to $2.1 billion in third quarter 2015 from $3.6 billion in third quarter 2014. The decrease was primarily driven by declines in other short-term borrowings and FFP. The decline in other short-term borrowings was due to higher FHLB borrowings in third quarter 2014 as a result of loan growth and deposit fluctuations. Loan growth in 2015 was largely funded with deposits. Average FFP, which currently is composed primarily of funds from correspondent banks, was $.5 billion in third quarter 2015 compared to $1.0 billion in third quarter 2014. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers, and the decrease between third quarter 2015 and 2014 was also affected by a new product offering introduced in late fourth quarter 2014 in correspondent banking that resulted in a shift of funds from FFP to deposits. On average, short-term purchased funds accounted for 9 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in third quarter 2015 compared to 18 percent in third quarter 2014. Period-end short-term funds decreased $1.1 billion from $3.2 billion on September 30, 2014 to $2.0 billion on September 30, 2015. The decrease in period-end balances was largely driven by a reduction of FHLB borrowings and FFP which resulted from the shift in funding previously mentioned.

Term Borrowings

Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings averaged $1.5 billion in third quarter 2015, a $38.8 million and $203.8 million decrease from third quarter 2014 and fourth quarter 2014, respectively. The decrease in average term borrowings primarily relates to $304 million of subordinated notes that matured during first quarter 2015 and $206 million of junior subordinated notes underlying $200 million of trust preferred debt that were called in third quarter 2015, which more than offset proceeds from the issuance of $400 million of senior notes in fourth quarter 2014. Term borrowings were $1.3 billion and $1.5 billion on September 30, 2015 and 2014, respectively, and $1.9 billion on December 31, 2014.

Other Liabilities

Period-end other liabilities were $858.9 million on September 30, 2015 compared to $1.0 billion on September 30, 2014, as a $113.9 increase in net pension funding status was more than offset by a $234.6 million decrease in fixed income payables, which fluctuate based on the level of pending unsettled trades at the end of the quarter.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.5 billion in third quarter 2015 compared to $2.6 billion in third quarter 2014. The decrease in equity was primarily driven by an increase in the effects of net pension funding status within other comprehensive income largely due to a decline in the discount rate as of the most recent measurement date (December 31, 2014), as well as decreases in capital surplus and common stock because of shares that were purchased under the 2014 share repurchase program mentioned below. These decreases were somewhat offset by the impact of net income recognized since third quarter 2014 on retained earnings and an increase in unrealized gains associated with the AFS securities portfolio within accumulated other comprehensive income. Period-end equity was $2.6 billion on September 30, 2015 and 2014.

In January 2014, FHN’s board of directors approved a share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. In July 2015 the board increased and extended that program. The current program authorizes total purchases of up to $200 million and expires on January 31, 2017. During third quarter 2015, FHN did not repurchase any shares under this authorization due to restrictions related to the acquisition of TrustAtlantic Financial which closed on October 2, 2015. Total purchases under this program through September 30, 2015 were $54.3 million.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 6 - Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2015	September 30, 2014	December 31, 2014
Shareholders’ equity (a)	$2,284,814	$2,326,510	$2,295,537
FHN Non-cumulative perpetual preferred	(95 ,624)	(95,624)	(95,624)

Common equity	$2,189,190	$2,230,886	$2,199,913
Regulatory adjustments:
Goodwill and other intangibles	(120,930)	(128,105)	(141,831)
Net unrealized (gains)/losses on securities	(32,196)	(4,451)	(18,651)
Minimum pension liability	208,588	137,143	206,827
Disallowed servicing assets	—	(252)	(225)
Disallowed deferred tax assets	(18,463)	(42,406)	(22,862)

Common equity tier 1 (b)	$2,226,189
FHN Non-cumulative perpetual preferred	95,624	95,624	95,624
Qualifying noncontrolling interest - FTBNA preferred stock (c)	260,456	294,816	294,816
Qualifying trust preferred (d)	—	200,000	200,000
Other deductions from tier 1 (e)	(66,075)	(108)	(108)

Tier 1 capital	$2,516,194	$2,783,147	$2,813,503
Tier 2 capital (d)	265,160	338,212	334,833

Total regulatory capital	$2,781,354	$3,121,359	$3,148,336

	September 30, 2015		September 30, 2014		December 31, 2014
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Common Equity Tier 1 (b)
First Horizon National Corporation	10.71%	$2,226,189	N/A	N/A	N/A	N/A
First Tennessee Bank National Association (f)	10.81	2,176,646	N/A	N/A	N/A	N/A
Tier 1
First Horizon National Corporation	12.11	2,516,194	14.47%	$2,783,147	14.46%	$2,813,503
First Tennessee Bank National Association (f)	11.99	2,414,208	16.57	3,159,633	16.12	3,107,407
Total
First Horizon National Corporation	13.38	2,781,354	16.22	3,121,359	16.18	3,148,336
First Tennessee Bank National Association (f)	13.21	2,658,897	18.34	3,495,706	17.86	3,441,315
Tier 1 Common (g)
First Horizon National Corporation	N/A	N/A	11.40	2,192,707	11.43	2,223,063

(a)	Regulatory capital balances are presented as originally reported. For regulatory purposes, each Report of Condition and Income covers a single discrete period and retroactive restatement of prior years’ Reports of Condition and Income is not permitted due to the adoption of a new standard.
(b)	Common equity tier 1 is a measure of a company’s capital position under U.S Basel III capital rules and was first applicable to FHN in 2015.
(c)	Beginning in 2015, a portion of the FTBNA preferred stock (noncontrolling interest) is disallowed from Tier 1 capital at the consolidated level based on the relative percentage it represents of FTBNA’s excess capital as defined by the Basel III regulations. At September 30, 2015, $34.4 million of the FTBNA’s preferred stock did not qualify as Tier 1 capital for FHNC.
(d)	Under Basel III, FHN’s trust preferred securities began phasing out of Tier 1 capital in 2015. In 2014, all $200 million of FHN’s trust preferred securities qualified as Tier 1 capital. In third quarter 2015 FHN redeemed its junior subordinated debt, which triggered the redemption of the trust preferred securities.
(e)	Beginning in 2015, includes additional disallowances under Basel III not present in 2014, including additional DTA disallowances as well as disallowances for investments in the capital of other financial institutions, including our TRUPS loans, which exceed 10 percent of Common equity tier 1.
(f)	September 30, 2015 ratios and amounts for FTBNA are reported excluding financial subsidiaries, while for the 2014 periods they are reported on a consolidated basis. Excluding financial subsidiaries, FTBNA’s Tier 1 and Total capital ratios were 15.77 percent and 16.59 percent, respectively, at December 31, 2014 and 16.46 percent and 17.30 percent, respectively, at September 30, 2014.
(g)	Tier 1 Common is a non-GAAP measure of a company’s capital position associated with U.S. capital rules applicable to FHN prior to 2015. Refer to the Non-GAAP to GAAP Reconciliation – Table 25.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. In third quarter 2015, for an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of September 30, 2015, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. The Basel III risk-based capital regulations became effective January 1, 2015 for FHN and FTBNA. Capital ratios decreased in 2015 relative to 2014 due to the implementation of the Basel III regulations, the impact of net income/(loss) less dividends and share repurchases on retained earnings and increases in risk-weighted assets from growth in earning assets. Additionally, the September 30, 2015 Tier 1 and Total Capital ratios for FHN decreased relative to 2014 as a result of the redemption of the $200 million trust preferred securities. Throughout the next year, capital ratios are expected to remain significantly above well-capitalized standards.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during third quarter 2015:

Table 7 - Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2015
July 1 to July 31	1	$15.61	1	31,038
August 1 to August 31	—	N/A	—	31,038
September 1 to September 30	*	$14.05	*	31,037

Total	1	$15.16	1

*- amount less than 1

N/A- Not applicable

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This action consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On September 30, 2015, the maximum number of shares that may be purchased under the program was 31.0 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2015.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2015
July 1 to July 31	—	N/A	—	$145,707
August 1 to August 31	—	N/A	—	$145,707
September 1 to September 30	—	N/A	—	$145,707

Total	—	N/A	—

N/A- not applicable

Other Programs:

•	On January 22, 2014, FHN announced a $100 million share purchase authority with an expiration date of January 31, 2016. On July 21, 2015, FHN announced a $100 million increase in that authority along with an extension of the expiration date to January 31, 2017. As of September 30, 2015, $54.3 million in purchases had been made under this $200 million authority at an average price per share of $12.81, $12.79 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY - TREND ANALYSIS OF THIRD QUARTER 2015 COMPARED TO THIRD QUARTER 2014

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

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $9.6 billion on September 30, 2015, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.

The following table provides the composition of the C&I portfolio by industry as of September 30, 2015 and 2014. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 8 - C&I Loan Portfolio by Industry

	September 30, 2015		September 30, 2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,135,759	22%	$1,854,949	22%
Loans to mortgage companies	1,375,320	14	957,641	11
Wholesale trade	780,918	8	769,249	9
Healthcare	743,505	8	761,934	9
Manufacturing	685,702	7	631,657	8
Real estate rental & leasing (a)	636,516	7	543,270	6
Public Administration	590,098	6	520,266	6
Retail trade	441,892	5	502,134	6
Other (transportation, education, arts, entertainment, etc) (b)	2,220,585	23	1,936,229	23

Total C&I loan portfolio	$9,610,295	100%	$8,477,329	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent for 2015 and 2014.

As of September 30, 2015, finance and insurance, the largest component, represents 22 percent of the C&I portfolio. The balances of loans to mortgage companies were 14 percent of the C&I portfolio as of September 30, 2015, as compared to 11 percent of the C&I portfolio in 2014, and include balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 36 percent of FHN’s C&I portfolio (Finance and Insurance plus Loans to Mortgage Companies) could be affected by items that uniquely impact the financial services industry. Except as discussed under “Finance and Insurance”, on September 30, 2015, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component of the C&I portfolio includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. The TRUPS portfolio has been stressed over the last few years but has seen the stronger borrowers stabilize as there have been upgrades within the TRUPS and bank stock portfolio and also favorable resolutions. Finance and Insurance also includes approximately $1.0 billion of asset-based lending to consumer financing companies which have accounted for the growth in the finance and insurance component in 2015.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of September 30, 2015, two TRUPS relationships were on interest deferral compared to one TRUPS relationship on interest deferral as of September 30, 2014.

As of September 30, 2015, the unpaid principal balance (“UPB”) of trust preferred loans totaled $344.3 million ($208.0 million of bank TRUPS and $136.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $82.0 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPS of $26.2 million, total reserves (ALLL plus the LOCOM) for TRUPS and other bank-related loans were $31.7 million or 7 percent of outstanding UPB.

C&I Asset Quality Trends

During third quarter and throughout 2015 performance of the C&I portfolio remained strong. The C&I ALLL increased slightly to $71.5 million as of September 30, 2015. The slight increase in reserves is driven by loan growth and a continued extension of the loss emergence period in the regional banking segment that was offset by lower loss rates because of historically low levels of net charge-offs. The allowance as a percentage of period-end loans declined to .74 percent as of September 30, 2015 from .82 percent as of September 30, 2014. Net charge-offs were $6.4 million in third quarter 2015 compared to a net recovery of $1.5 million in third quarter 2014. Nonperforming C&I loans decreased $11.8 million from September 30, 2014 to $29.6 million on September 30, 2015 driven by a $13.1 million decrease in nonperforming loans within the regional bank. The nonperforming loan (“NPL”) ratio decreased 18 basis points from September 30, 2014 to .31 percent of C&I loans as of September 30, 2015.

The following table shows C&I asset quality trends by segment.

Table 9 - C&I Asset Quality Trends by Segment

September 30, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$9,178,072	$432,223	$9,610,295
Nonperforming loans	16,308	13,313	29,621

Allowance for loan losses as of July 1, 2015	73,408	5,342	78,750
Charge-offs	(8,632)	—	(8,632)
Recoveries	1,151	1,113	2,264
Provision/(provision credit) for loan losses	(294)	(625)	(919)

Allowance for loan losses as of September 30, 2015	65,633	5,830	71,463

Troubled debt restructurings	$18,873	$—	$18,873

30+ Delinq. % (a)	0.10%	0.02%	0.09%
NPL %	0.18	3.08	0.31
Net charge-offs % (qtr. annualized)	0.33	NM	0.26
Allowance / loans %	0.72%	1.35%	0.74%
Allowance / charge-offs	2.21	x	NM	2.83	x

September 30, 2014
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$8,021,800	$455,529	$8,477,329
Nonperforming loans	29,370	12,012	41,382

Allowance for loan losses as of July 1, 2014	66,843	1,748	68,591
Charge-offs	(3,730)	(11)	(3,741)
Recoveries	5,085	134	5,219
Provision/(provision credit) for loan losses	(2,950)	2,751	(199)

Allowance for loan losses as of September 30, 2014	65,248	4,622	69,870

Troubled debt restructurings	$31,002	$—	$31,002

30+ Delinq. % (a)	0.09%	0.23%	0.10%
NPL %	0.37	2.64	0.49
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / loans %	0.81%	1.01%	0.82%
Allowance / charge-offs	NM	NM	NM

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate

The CRE portfolio was $1.5 billion on September 30, 2015. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between the income-producing CRE class which contains loans, lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (29 percent), retail (26 percent), hospitality (14 percent), office (12 percent), industrial (11 percent), land/land development (3 percent), and other (5 percent). Nearly all of the income CRE class was originated through and continues to be managed by the regional bank.

The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes. Active residential CRE lending within the regional banking footprint is minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the most recent down cycle.

CRE Asset Quality Trends

The CRE portfolio had continued strong performance in third quarter 2015 with nonperforming loans and net charge-offs both declining from a year ago. Total CRE loans increased $209.7 million or 16 percent from third quarter 2014 to third quarter 2015. The allowance increased $9.9 million from third quarter 2014 to $25.3 million in third quarter 2015. The increase in allowance is attributable to the regional bank and is primarily driven by loan growth and a continued extension of the loss emergence period as compared to a year ago. Allowance as a percentage of loans increased 49 basis points from third quarter 2014 to 1.70 percent as of September 30, 2015. Net recoveries were $.3 million in third quarter 2015 compared to a net charge-off of $1.5 million in third quarter 2014. Nonperforming loans as a percentage of total CRE loans improved 57 basis points from third quarter 2014 to .54 percent as of September 30, 2015. Accruing delinquencies as a percentage of period-end loans increased 10 basis points from September 30, 2014 to .43 percent as of September 30, 2015. The following table shows commercial real estate asset quality trends by segment.

Table 10 - Commercial Real Estate Asset Quality Trends by Segment

September 30, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$1,487,846	$198	$1,488,044
Nonperforming loans	8,103	—	8,103

Allowance for loan losses as of July 1, 2015	21,465	27	21,492
Charge-offs	(533)	—	(533)
Recoveries	638	230	868
Provision/(provision credit) for loan losses	3,767	(246)	3,521

Allowance for loan losses as of September 30, 2015	25,337	11	25,348

Troubled debt restructurings	$10,287	$—	$10,287

30+ Delinq. % (a)	0.43%	—%	0.43%
NPL %	0.54	—	0.54
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / loans %	1.70%	5.86%	1.70%
Allowance / charge-offs	NM	NM	NM

September 30, 2014
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$1,273,542	$4,852	$1,278,394
Nonperforming loans	13,216	971	14,187

Allowance for loan losses as of July 1, 2014	15,346	475	15,821
Charge-offs	(1,789)	—	(1,789)
Recoveries	256	56	312
Provision/(provision credit) for loan losses	1,183	(77)	1,106

Allowance for loan losses as of September 30, 2014	14,996	454	15,450

Troubled debt restructurings	$17,502	$3,893	$21,395

30+ Delinq. % (a)	0.33%	—%	0.33%
NPL %	1.04	20.01	1.11
Net charge-offs % (qtr. annualized)	0.49	NM	0.47
Allowance / loans %	1.18%	9.36%	1.21%
Allowance / charge-offs	2.46	x	NM	2.64	x

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

RETAIL LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $4.8 billion on September 30, 2015, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of September 30, 2015, are in Tennessee (63 percent) and California (7 percent) with no other state representing more than 3 percent of the portfolio. As of September 30, 2015, approximately 61 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 747 and refreshed FICO scores averaged 742 as of September 30, 2015, as compared to 743 and 736, respectively, as of September 30, 2014. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

HELOCs comprise $2.2 billion of the consumer real estate portfolio as of September 30, 2015. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 15 or 10 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of September 30, 2015, approximately 68 percent of FHN’s HELOCs are in the draw period, compared to 75 percent as of September 30, 2014. Based on when draw periods are scheduled to end per the line agreement, it is expected that $916.2 million, or 63 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are being contacted proactively early in the process. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11 - HELOC Draw To Repayment Schedule

	September 30, 2015		September 30, 2014
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$252,574	17%	$388,756	20%
13-24	289,118	20	302,578	16
25-36	183,876	13	337,836	18
37-48	106,711	7	198,607	10
49-60	83,939	6	118,113	6
>60	545,910	37	573,573	30

Total	$1,462,128	100%	$1,919,463	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in third quarter 2015 when compared with third quarter 2014. The ALLL decreased $35.9 million from third quarter 2015 to $82.5 million as of September 30, 2015, with 84 percent of the decline attributable to the non-strategic segment. The allowance as a percentage of loans was 1.71 percent as of September 30, 2015 compared to 2.31 percent as of September 30, 2014. The 60 basis point decline in the allowance as a percentage of loans from third quarter 2014 to third quarter 2015 is the result of continued run-off of the balances within the non-strategic portfolios, sustained levels of low net charge offs, and continued improvement/stabilization of property values. The balance of nonperforming loans was $111.7 million and $123.5 million as of September 30, 2015 and 2014, respectively, and the decrease was largely related to both improvement and run-off in the non-strategic segment of the portfolio. Loans delinquent 30 or more days and still accruing declined from $53.1 million as of September 30, 2014 to $44.3 million as of September 30, 2015. Net charge-offs were $2.2 million in third quarter 2015 compared to $7.8 million in third quarter 2014. The improvement in net charge-offs is the result of enhanced recovery efforts, improved borrower performance and stronger underlying collateral values. The following table shows consumer real estate asset quality trends by segment.

Table 12 - Consumer Real Estate Asset Quality Trends by Segment

	September 30, 2015
(Dollars in thousands)	Regional Bank		Non- Strategic		Consolidated
Period-end loans	$3,469,209		$1,344,727		$4,813,936
Nonperforming loans	26,092		85,576		111,668

Allowance for loan losses as of July 1, 2015	25,052		60,405		85,457
Charge-offs	(2,127)		(5,867)		(7,994)
Recoveries	1,215		4,570		5,785
Provision/(provision credit) for loan losses	3,388		(4,164)		(776)

Allowance for loan losses as of September 30, 2015	27,528		54,944		82,472

Troubled debt restructurings	$53,597		$116,471		$170,068

30+ Delinq. % (a)	0.48%		2.07%		0.92%
NPL %	0.75		6.36		2.32
Net charge-offs % (qtr. annualized)	0.11		0.37		0.18
Allowance / loans %	0.79%		4.09%		1.71%
Allowance / charge-offs	7.62	x	10.67	x	9.41	x

	September 30, 2014
(Dollars in thousands)	Regional Bank		Non- Strategic		Consolidated
Period-end loans	$3,356,235		$1,774,753		$5,130,988
Nonperforming loans	27,707		95,804		123,511

Allowance for loan losses as of July 1, 2014	32,418		85,619		118,037
Charge-offs	(4,266)		(9,199)		(13,465)
Recoveries	973		4,696		5,669
Provision/(provision credit) for loan losses	4,209		3,945		8,154

Allowance for loan losses as of September 30, 2014	33,334		85,061		118,395

Troubled debt restructurings	$54,259		$120,273		$174,532

30+ Delinq. % (a)	0.61%		1.84%		1.04%
NPL %	0.83		5.40		2.41
Net charge-offs % (qtr. annualized)	0.39		0.98		0.60
Allowance / loans %	0.99%		4.79%		2.31%
Allowance / charge-offs	2.55	x	4.76	x	3.83	x

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage

The permanent mortgage portfolio was $.5 billion on September 30, 2015. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. Approximately 25 percent of loan balances as of September 30, 2015 are in California, but the remainder of the portfolio is somewhat geographically diverse. Run-off contributed to a majority of the $108.9 million decrease in permanent mortgage period-end balances from third quarter 2014 to third quarter 2015.

The ALLL remained relatively flat at $20.1 million as of September 30, 2015 compared to September 30, 2014. TDR reserves comprise 78 percent of the ALLL for the permanent mortgage portfolio as of September 30, 2015. Accruing delinquencies as a percentage of total loans decreased from 2.73 percent in third quarter 2014 to 2.01 percent in third quarter 2015. Nonperforming loans were relatively flat at $33.8 million as of September 30, 2015, although NPLs as a percentage of loans increased from 5.93 percent as of September 30, 2014 to 7.30 percent as of September 30, 2015 because of a decline in total permanent mortgage loans. Annualized net charge-offs as a percentage of average loans increased from .25 percent in third quarter 2014 to .67 percent in third quarter 2015. The following table shows permanent mortgage asset quality trends by segment.

Table 13 - Permanent Mortgage Asset Quality Trends by Segment

September 30, 2015
(Dollars in thousands)	Regional Bank	Corporate (a)	Non- Strategic	Consolidated
Period-end loans	$8,936	$106,807	$348,150	$463,893
Nonperforming loans	483	3,043	30,319	33,845

Allowance for loan losses as of July 1, 2015	83	NM	22,294	22,377
Charge-offs	(58)	NM	(980)	(1,038)
Recoveries	58	NM	171	229
Provision/(provision credit) for loan losses	(9)	NM	(1,483)	(1,492)

Allowance for loan losses as of September 30, 2015	74	NM	20,002	20,076

Troubled debt restructurings	$1,137	$4,037	$99,880	$105,054

30+ Delinq. % (b)	7.62%	2.95%	1.58%	2.01%
NPL %	5.40	2.85	8.71	7.30
Net charge-offs % (qtr. annualized)	—	NM	0.90	0.67
Allowance / loans %	0.83%	NM	5.75%	4.33%
Allowance / charge-offs	NM	NM	6.23	x	6.25	x

September 30, 2014
(Dollars in thousands)	Regional Bank	Corporate (a)	Non- Strategic	Consolidated
Period-end loans	$11,234	$147,023	$414,532	$572,789
Nonperforming loans	513	3,903	29,558	33,974

Allowance for loan losses as of July 1, 2014	166	NM	23,561	23,727
Charge-offs	(235)	NM	(812)	(1,047)
Recoveries	182	NM	504	686
Provision/(provision credit) for loan losses	54	NM	(3,199)	(3,145)

Allowance for loan losses as of September 30, 2014	167	NM	20,054	20,221

Troubled debt restructurings	$1,273	$5,542	$111,721	$118,536

30+ Delinq. % (b)	3.80%	2.24%	2.88%	2.73%
NPL %	4.56	2.65	7.13	5.93
Net charge-offs % (qtr. annualized)	1.90	NM	0.29	0.25
Allowance / loans %	1.48%	NM	4.84%	3.53%
Allowance / charge-offs	0.77	x	NM	16.57	x	14.17	x

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	The valuation taken upon exercise of clean-up calls included expected losses.
(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other

The credit card and other portfolios were $.3 billion as of September 30, 2015, and primarily include credit card receivables, other consumer-related credits, and automobile loans. The allowance decreased to $11.5 million as of September 30, 2015 from $14.7 million as of September 30, 2014. In third quarter 2015, FHN recognized $2.5 million of net charge-offs in the credit card and other portfolios, compared to $2.8 million in third quarter 2014. Annualized net charge-offs as a percentage of average loans decreased 40 basis points from third quarter 2014 to 2.79 percent in third quarter 2015. Loans 30 days or more delinquent and accruing decreased from $5.1 million as of September 30, 2014 to $4.1 million September 30, 2015. The following table shows credit card and other asset quality trends by segment.

Table 14 - Credit Card and Other Asset Quality Trends by Segment

	September 30, 2015
(Dollars in thousands)	Regional Bank		Non- Strategic		Consolidated
Period-end loans	$338,839		$10,485		$349,324
Nonperforming loans	—		743		743

Allowance for loan losses as of July 1, 2015	12,735		540		13,275
Charge-offs	(3,242)		(370)		(3,612)
Recoveries	1,033		93		1,126
Provision/(provision credit) for loan losses	(156)		822		666

Allowance for loan losses as of September 30, 2015	10,370		1,085		11,455

Troubled debt restructurings	$305		$75		$380

30+ Delinq. % (a)	1.17%		1.77%		1.19%
NPL %	—		7.09		0.21
Net charge-offs % (qtr. annualized)	2.56		10.22		2.79
Allowance / loans %	3.06%		10.34%		3.28%
Allowance / charge-offs	1.18	x	0.98	x	1.16	x

	September 30, 2014
(Dollars in thousands)	Regional Bank		Non- Strategic		Consolidated
Period-end loans	$339,651		$12,866		$352,517
Nonperforming loans	—		692		692

Allowance for loan losses as of July 1, 2014	17,021		431		17,452
Charge-offs	(3,381)		(261)		(3,642)
Recoveries	781		30		811
Provision/(provision credit) for loan losses	(292)		376		84

Allowance for loan losses as of September 30, 2014	14,129		576		14,705

Troubled debt restructurings	$410		$138		$548

30+ Delinq. % (a)	1.41%		2.24%		1.44%
NPL %	—		5.38		0.20
Net charge-offs % (qtr. annualized)	3.05		6.74		3.19
Allowance / loans %	4.16%		4.48%		4.17%
Allowance / charge-offs	1.37	x	0.63	x	1.31	x

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:

Table 15 - Asset Quality by Portfolio

	September 30
	2015		2014
Key Portfolio Details
C&I
Period-end loans ($ millions)	$9,610		$8,477
30+ Delinq. % (a)	0.09%		0.10%
NPL %	0.31		0.49
Charge-offs % (qtr. annualized)	0.26		NM
Allowance / loans %	0.74%		0.82%
Allowance / charge-offs	2.83	x	NM
Commercial Real Estate
Period-end loans ($ millions)	$1,488		$1,278
30+ Delinq. % (a)(b)	0.43%		0.33%
NPL %	0.54		1.11
Charge-offs % (qtr. annualized)	NM		0.47
Allowance / loans %	1.70%		1.21%
Allowance / charge-offs	NM		2.64	x
Consumer Real Estate
Period-end loans ($ millions)	$4,814		$5,131
30+ Delinq. % (a)	0.92%		1.04%
NPL %	2.32		2.41
Charge-offs % (qtr. annualized)	0.18		0.60
Allowance / loans %	1.71%		2.31%
Allowance / charge-offs	9.41	x	3.83	x
Permanent Mortgage
Period-end loans ($ millions)	$464		$573
30+ Delinq. % (a)	2.01%		2.73%
NPL %	7.30		5.93
Charge-offs % (qtr. annualized)	0.67		0.25
Allowance / loans %	4.33%		3.53%
Allowance / charge-offs	6.25	x	14.17	x
Credit Card and Other
Period-end loans ($ millions)	$349		$353
30+ Delinq. % (a)	1.19%		1.44%
NPL %	0.21		0.20
Charge-offs % (qtr. annualized)	2.79		3.19
Allowance / loans %	3.28%		4.17%
Allowance / charge-offs	1.16	x	1.31	x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	3Q15 increase was due to 2 purchased credit impaired loans from 2013 MNB acquisition.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 12 percent from third quarter 2014 to $210.8 million on September 30, 2015, from $238.6 million on September 30, 2014. Continued aggregate improvement in borrowers’ financial conditions through third quarter 2015, run-off of the non-strategic portfolios, and proactive management of problem credits contributed to the decline in the ALLL from a year ago. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.26 percent on September 30, 2015, from 1.51 percent on September 30, 2014.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased to $1.0 million in third quarter 2015 from $6.0 million in third quarter 2014.

FHN expects asset quality trends to remain relatively stable for the near term. That expectation depends upon a continued economic recovery, among other things, which may or may not occur. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible. The CRE portfolio should be relatively stable as FHN has observed property values stabilizing/improving. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic may become skewed as the portfolio continues to shrink and the denominator of asset quality ratios becomes smaller. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs were $11.5 million in third quarter 2015 compared to $11.0 million in third quarter 2014. The ALLL was 4.61 times annualized net charge-offs for third quarter 2015 compared with 5.47 times annualized net charge-offs for third quarter 2014 and the annualized net charge-offs to average loans ratio remained flat at .28 percent.

Commercial net charge-offs were $6.0 million in third quarter 2015 compared to a net charge-off of $0 in third quarter 2014. The increase in third quarter 2015 was primarily driven by a charge-off resulting from borrower fraud associated with one large regional bank C&I credit. Consolidated net charge-offs in the retail portfolios declined 50 percent from third quarter 2014 to $5.5 million in third quarter 2015. The decline in retail net charge-offs was largely driven by the consumer real estate portfolio in both the non-strategic and regional banking segments. The improvement is due to enhanced recovery efforts, stabilization/improvement of property values, continued declines in balances within the non-strategic portfolio, and overall improvement in performance compared to a year ago.

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

Total nonperforming assets (including NPLs HFS) decreased to $217.2 million on September 30, 2015 from $256.9 million on September 30, 2014. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to 1.25 percent in third quarter 2015 from 1.57 percent in third quarter 2014 due to a 27 percent decrease in foreclosed real estate (excluding foreclosed real estate from government insured mortgages) and a 14 percent decline in portfolio nonperforming loans from third quarter 2014 to third quarter 2015. Portfolio nonperforming loans declined $29.8 million from third quarter 2014 to $184.0 million on September 30, 2015. The decline in nonperforming loans was primarily driven by decreases in regional bank commercial nonaccrual loans and declines of consumer real estate nonperforming loans within the non-strategic segment.

Nonperforming C&I loans decreased to $29.6 million in 2015 from $41.4 million in 2014. Commercial real estate NPLs decreased $6.1 million to $8.1 million in 2015. Consumer nonperforming loans decreased to $146.3 million from $158.2 million in 2014, primarily due to a $10.2 million decline in non-strategic consumer real estate NPLs.

The ratio of ALLL to NPLs in the loan portfolio improved to 1.15 times in 2015 compared to 1.12 times in 2014, driven by lower nonperforming loans which was partially offset by a decrease in ALLL. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded. Additionally, a majority of FHN’s loans in held-for-sale are accounted for under the fair value option. As a result, losses related to nonperforming HFS loans have been recognized by FHN directly through the income statement.

The following table provides nonperforming loans both before and after partial charge-offs, LOCOM adjustments, nonaccrual interest adjustments and negative fair value adjustments previously taken as of September 30, 2015 and 2014:

Table 16 - Nonperforming Loans

	September 30
(Dollars in thousands)	2015	2014
Held-to-maturity:
Gross nonperforming loans (a)	$247,124	$285,710
Less: Partial charge-offs (b)	(54,944)	(66,384)
Less: LOCOM adjustments (c)	(615)	(615)
Less: Nonaccrual interest adjustments (d)	(7,585)	(4,965)

Net nonperforming loans (e)	$183,980	$213,746

Held-for-sale: (f)
Gross nonperforming loans	$13,710	$14,945
Less: Fair value mark	(6,242)	(6,853)
Less: LOCOM adjustments	(121)	(161)

Net nonperforming loans	$7,347	$7,931

Total net nonperforming loans including held-for-sale	$191,327	$221,677

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of September 30, 2015 and 2014, include $171.4 million and $187.4 million, respectively, of gross nonperforming loans within the non-strategic segment.
(b)	Balances as of September 30, 2015 and 2014, include $34.4 million and $43.6 million, respectively, of non-strategic partial charge-offs associated with nonperforming loans.
(c)	Included in the non-strategic segment.
(d)	Balances as of September 30, 2015 and 2014, include $6.4 million and $4.1 million, respectively, of nonaccrual interest adjustments within the non-strategic segment.
(e)	Balances as of September 30, 2015 and 2014, include $130.0 million and $139.0 million, respectively, of net nonperforming loans within the non-strategic segment.
(f)	As of September 30, 2015 and 2014, all held-for-sale nonperforming loans are included in the non-strategic segment.

Table 17 provides an activity rollforward of foreclosed real estate balances for September 30, 2015 and 2014. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $25.9 million as of September 30, 2015, from $35.3 million as of September 30, 2014 as FHN has continued efforts to avoid foreclosures by restructuring loans and working with borrowers while also executing sales of existing foreclosed assets. Additionally property values have stabilized which also affect the balance of foreclosed real estate. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 17 - Rollforward of Foreclosed Real Estate

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance (a)	$29,109	$38,781	$30,430	$45,753
Valuation adjustments	(706)	(707)	(2,366)	(2,098)
New foreclosed property	1,479	5,505	9,772	17,010
Disposals:
Single transactions	(4,010)	(7,899)	(11,964)	(24,083)
Bulk sales	—	(419)	—	(1,321)

Ending balance, September 30 (a)	$25,872	$35,261	$25,872	$35,261

(a)	Excludes foreclosed real estate related to government insured mortgages.

The following table provides consolidated asset quality information for the three months ended September 30, 2015 and 2014:

Table 18 - Asset Quality Information

	Three Months Ended September 30
(Dollars in thousands)	2015		2014
Allowance for loan losses:
Beginning balance on July 1	$221,351		$243,628
Provision for loan losses	1,000		6,000
Charge-offs	(21,809)		(23,684)
Recoveries	10,272		12,697

Ending balance on September 30	$210,814		$238,641

Reserve for remaining unfunded commitments	6,231		2,313
Total allowance for loan losses and reserve for unfunded commitments	$217,045		$240,954

	As of September 30
Nonperforming Assets by Segment	2015		2014
Regional Banking:
Nonperforming loans (a)	$50,986		$70,805
Foreclosed real estate (b)	17,042		25,404

Total Regional Banking	68,028		96,209

Non-Strategic:
Nonperforming loans (a)	129,951		139,038
Nonperforming loans held-for-sale after fair value adjustment	7,347		7,931
Foreclosed real estate (b)	8,830		9,857

Total Non-Strategic	146,128		156,826

Corporate:
Nonperforming loans (a)	3,043		3,903

Total Corporate	3,043		3,903

Total nonperforming assets (a)	$217,199		$256,938

Loans and commitments:
Total period-end loans, net of unearned income	$16,725,492		$15,812,017
Less: Insured retail residential and construction loans (c)	(2,184)		(7,485)

Loans excluding insured loans	$16,723,308		$15,804,532
Foreclosed real estate from government insured mortgages (foreclosures occuring prior to January 1, 2015)	9,460		12,735
Potential problem assets (d)	194,122		286,252
Loans 30 to 89 days past due	52,216		57,432
Loans 30 to 89 days past due - guaranteed portion (e)	—		133
Loans 90 days past due (f)	20,893		28,882
Loans 90 days past due - guaranteed portion (e) (f)	75		41
Loans held-for-sale 30 to 89 days past due	7,094		7,032
Loans held-for-sale 30 to 89 days past due - guaranteed portion (e)	6,482		6,599
Loans held-for-sale 90 days past due (f)	17,564		28,904
Loans held-for-sale 90 days past due - guaranteed portion (e) (f)	16,782		26,980
Remaining unfunded commitments	7,962,432		7,411,045
Average loans, net of unearned	$16,632,994		$15,763,365

Allowance and net charge-off ratios
Allowance to total loans	1.26%		1.51%
Allowance to nonperforming loans in the loan portfolio	1.15	x	1.12	x
Allowance to loans excluding insured loans	1.26%		1.51%
Allowance to annualized net charge-offs	4.61	x	5.47	x
Nonperforming assets to loans and foreclosed real estate (g)	1.25%		1.57%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.10%		1.35%
Total annualized net charge-offs to average loans (h)	0.28%		0.28%

(a)	Excludes loans that are 90 or more days past due and still accruing interest.
(b)	Excludes foreclosed real estate from government-insured mortgages.
(c)	Whole-loan insurance has been obtained on certain retail residential and construction loans.
(d)	Includes past due loans.
(e)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(f)	Amounts are not included in nonperforming/nonaccrual loans.
(g)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(h)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing decreased to $20.9 million on September 30, 2015, from $28.9 million on September 30, 2014. The decrease was driven primarily by permanent mortgage and the consumer real estate portfolios. Loans 30 to 89 days past due decreased $5.2 million to $52.2 million on September 30, 2015. The decline in loans past due 30-89 days is also largely attributable to the consumer real estate and permanent mortgage portfolios.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $194.1 million on September 30, 2015, $189.6 million on June 30, 2015, and $286.3 million on September 30, 2014. The 2 percent increase in potential problem assets from second quarter 2015 to third quarter 2015 was due to an increase in unfunded balances partially offset by a decrease in classified loans and non-performing assets. The 32 percent decline from third quarter 2014 to third quarter 2015 is due to the resolution of several larger substandard credits. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

On September 30, 2015 and 2014, FHN had $304.7 million and $346.0 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $51.2 million and $60.9 million, or 17 percent and 18 percent of TDR balances, as of September 30, 2015 and 2014, respectively. Additionally, FHN had $72.6 million and $83.1 million of HFS loans classified as TDRs as of September 30, 2015 and 2014, respectively. Total held-to-maturity TDRs decreased by $41.4 million with $23.2 million of the decline attributable to commercial TDRs and $13.5 million associated with permanent mortgage TDRs.

The following table provides a summary of TDRs for the periods ended September 30, 2015 and 2014:

Table 19 - Troubled Debt Restructurings

	As of September 30, 2015		As of September 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount
Held-to-maturity:
Permanent mortgage:
Current	157	$80,028	183	$90,292
Delinquent	13	4,379	7	5,177
Non-accrual (a)	95	20,647	116	23,067

Total permanent mortgage	265	105,054	306	118,536

Consumer real estate:
Current	973	105,989	1,049	109,029
Delinquent	405	4,164	43	4,483
Non-accrual (b)	858	59,915	1,252	61,020

Total consumer real estate	2,236	170,068	2,344	174,532

Credit card and other:
Current	147	368	203	500
Delinquent	8	12	12	48
Non-accrual	—	—	—	—

Total credit card and other	155	380	215	548

Commercial loans:
Current	22	20,471	26	31,666
Delinquent	1	182	—	—
Non-accrual	19	8,507	34	20,731

Total commercial loans	42	29,160	60	52,397

Total held-to-maturity	2,698	304,662	2,925	346,013

Held-for-sale: (c)
Current	379	52,270	369	54,535
Delinquent	113	16,775	157	24,361
Non-accrual	29	3,592	31	4,193

Total held-for-sale	521	72,637	557	83,089

Total troubled debt restructurings	3,219	$377,299	3,482	$429,102

(a)	Balances as of September 30, 2015 and 2014 include $6.0 million and $7.6 million, respectively, of discharged bankruptcies.
(b)	Balances as of September 30, 2015 and 2014 include $15.4 million and $19.7 million, respectively, of discharged bankruptcies.
(c)	Loans HFS are reported net of negative fair value adjustments.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 20 - VaR and SVaR Measures

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015			As of September 30, 2015
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$605	$963	$418	$648	$1,050	$388	$750
SVaR	2,515	3,926	1,647	3,086	5,356	1,647	2,720

10-day
VaR	1,636	3,171	742	1,826	3,452	742	2,077
SVaR	9,360	13,642	5,039	9,560	15,538	4,094	10,039

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014			As of September 30, 2014
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$554	$1,043	$369	$1,044	$2,072	$369	$461
SVaR	4,175	6,287	2,672	3,408	6,287	1,915	3,072

10-day
VaR	1,678	3,777	743	3,439	7,105	743	1,344
SVaR	15,620	21,233	9,699	12,439	21,233	5,574	11,866

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 21 - Schedule of Risks Included in VaR

	As of September 30, 2015		As of September 30, 2014
(Dollars in Thousands)	1-day	10-day	1-day	10-day
Interest rate risk	$1,069	$3,406	$578	$1,463
Credit spread risk	762	1,483	517	1,002

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

The simulation models used to analyze net interest income create various at-risk scenarios looking at assumed increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At September 30, 2015, the interest rate environment remained at a low level. Under these market conditions, traditional scenarios estimating the impact of declining rates are not meaningful. Accordingly, declining rate shock scenarios (including minus 25 basis points and minus 200 basis points) were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve assuming a static balance sheet. Based on the rate sensitivity position on September 30, 2015, net interest income exposure over the next 12 months to a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points on a flat balance sheet is estimated to be a favorable variance of 2.4 percent, 3.7 percent, 6.3 percent and 11.5 percent, respectively of base net interest income. A flattening yield curve scenario where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of 1.4 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

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

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 89 percent in 2015 compared to 102 percent in 2014.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2010, FHN issued $500 million of non-callable fixed rate senior notes due in December 2015. In 2014, FTBNA issued $400 million of fixed rate senior notes due in December 2019. In October 2015, FHN issued $500 million of fixed rate senior notes due in December 2020 for repayment of the senior notes due in December 2015. In third quarter 2015, FHN redeemed its junior subordinated debt underlying $200 million of trust preferred debt. Prior to the redemption, a portion of the trust preferred securities was eligible for inclusion in Tier 1 Capital. FHN also maintains $48.5 million of borrowings which are secured by residential real estate loans in a consolidated securitization trust.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred or common equity subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of September 30, 2015, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $250.2 million as of September 30, 2015 compared to negative $31.4 million as of September 30, 2014. Consequently, FTBNA could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in the amount of $325 million in third quarter 2015 and $180 million in 2014. FTBNA applied for and received approval from the OCC to declare and pay preferred dividends in each quarter of 2014. Additionally, during the first three quarters of 2015 FTBNA declared and paid preferred dividends and during fourth quarter 2015 declared preferred dividends, with OCC approval as necessary.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.06 per common share on October 1, 2015, and in October 2015 the Board approved a $.06 per common share cash dividend payable on

January 4, 2016, to shareholders of record on December 11, 2015. FHN paid a cash dividend of $1,550.00 per preferred share on October 13, 2015, and in October 2015 the Board approved a $1,550.00 per preferred share cash dividend payable on January 11, 2015, to shareholders of record on December 23, 2015.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2015 and 2014. The level of cash and cash equivalents increased $42.5 million during 2015 compared to an increase of $81.8 million in 2014. During the nine months ended September 30, 2015, cash provided by investing activities and operating activities outpaced cash used by financing activities, whereas during the nine months ended September 30, 2014 cash provided by operating activities more than offset cash used by investing and financing activities.

Net cash provided by operating activities was $212.6 million in 2015 compared to $590.6 million in 2014. Operating cash flows in 2015 were favorably driven by cash-related net income items and a $194.2 million net increase in cash related to fixed income activities, but were somewhat offset by cash outflows related to operating assets and liabilities of $125.8 million. Operating cash flows in 2014 were positively affected by cash-related net income items, cash proceeds from MSR sales of $70.1 million, and $189.7 million of changes in cash related to operating assets and liabilities. Additionally, the sale of mortgage loans HFS positively impacted cash during 2014, however these increases were partially offset by a $215.5 million net change in cash related to fixed income activities.

Net cash provided by investing activities was $421.8 million in 2015, compared to net cash used of $124.4 million in 2014. Cash inflows in 2015 were primarily attributed to a $1.0 billion decline in interest-bearing cash and $40.4 million of proceeds from the sale of properties, but were partially offset by loan growth in the regional bank and $102.7 million in net cash used in the available-for-sale securities portfolio. In 2014, an increase in loan balances and activity related to the available-for-sale securities portfolio which resulted in a $115.4 million net decrease in cash as securities purchased outpaced maturities and sales, negatively affected cash provided by investing activities. These cash outflows were somewhat offset by a decrease in interest-bearing cash which favorably affected cash provided by investing activities.

Net cash used by financing activities was $592.0 million in 2015 compared to $384.4 million in 2014. In 2015, cash was negatively affected by a $803.3 million decrease in short-term borrowings and $519.5 million in payments on long-term borrowings, which included the maturity of $304 million of subordinated notes and the redemption of $206 million of trust preferred securities. Additionally dividends and share repurchases negatively affected financing cash flows in 2015. These outflows were somewhat mitigated by a $796.8 million increase in deposits resulting in part from a new correspondent banking product which resulted in a shift in funding from short-term borrowings. In 2014, cash was negatively affected by a decline in deposits and payments of long-term borrowings related to the collapse/resolution of two securitization trusts, but was offset by cash inflows from increased FHLB borrowings as a result of loan growth and deposit fluctuations.

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

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies without recourse which includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. GSE loans originated in 2005 through 2008 account for approximately 90 percent of all repurchase requests/make-whole claims received from the third quarter 2008 divestiture of certain mortgage banking operations through September 30, 2015.

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

The following table summarizes the loan composition of the FH proprietary mortgage securitizations from 2005 through 2007:

Table 22 - Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of September 30, 2015
Loan type:
Jumbo	$9,410,499	$1,541,169
Alt-A	17,270,431	3,704,692

Total FH proprietary securitizations	$26,680,930	$5,245,861

(a)	Original principal balances obtained from trustee statements.

At September 30, 2015, the repurchase request pipeline contained no loan repurchase requests related to FH proprietary first lien securitized mortgage loans based on claims related to breaches of representations and warranties. At September 30, 2015, FHN had not accrued a liability for exposure for repurchase of loans arising from claims that FHN breached its representations and warranties made in FH proprietary securitizations at closing. Due to the sales of MSR from 2008 through 2014, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.

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

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice or curtailment, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. On September 30, 2015, the active pipeline was $173.2 million, with approximately half of unresolved repurchase and make-whole claims relating to loans sold to GSEs.

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

In fourth quarter 2013 and in first quarter 2014, FHN entered into definitive resolution agreements (“DRAs”), discussed below in “Repurchase Accrual Methodology,” to resolve certain selling representation and warranty repurchase obligations with the GSEs. The balances for these DRAs are disclosed in the settlement column of Table 23 - Rollforward of the Active Pipeline and reflect the UPB of loans settled under the DRAs. Additionally, in third quarter 2014, FHN settled certain repurchase claims with a non-GSE third party who purchased certain GSE MSRs in connection with the mortgage divestiture in 2008.

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active pipeline, including related unresolved MI cancellation notices, MI curtailments, and other requests for the three and nine months ended September 30, 2015:

Table 23 - Rollforward of the Active Pipeline

	July 1, 2015		Inflows		Resolutions		Settlement		Adjustments (c)		September 30, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	115	$22,420	36	$3,664	(36)	$(3,764)	—	$—	1	$217	116	$22,537
FHLMC (a)	16	2,792	4	827	(5)	(789)	—	—	1	162	16	2,992
GNMA	4	464	—	1	(1)	(286)	—	—	—	—	3	179
Non-Agency whole loan-related	180	27,046	3	461	(23)	(4,398)	—	—	(1)	—	159	23,109
MI Cancellations	30	6,140	11	2,459	(23)	(4,302)	—	—	(1)	(304)	17	3,993
MI Curtailments	580	98,168	26	3,764	(42)	(7,397)	—	—	3	348	567	94,883
Other requests (b)	137	20,641	93	16,340	(61)	(11,938)	—	—	3	414	172	25,457

Total	1,062	$177,671	173	$27,516	(191)	$(32,874)	—	$—	6	$837	1,050	$173,150

	January 1, 2015		Inflows		Resolutions		Settlement		Adjustments (c)		September 30, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	142	$27,831	88	$10,472	(114)	$(15,959)	—	$—	—	$193	116	$22,537
FHLMC (a)	19	3,310	14	2,850	(18)	(3,330)	—	—	1	162	16	2,992
GNMA	2	69	2	396	(2)	(409)	—	—	1	123	3	179
Non-Agency whole loan-related	171	25,827	22	3,895	(34)	(6,768)	—	—	—	155	159	23,109
MI Cancellations	28	6,004	54	10,097	(68)	(12,256)	—	—	3	148	17	3,993
MI Curtailments	594	101,063	178	30,451	(203)	(36,256)	—	—	(2)	(375)	567	94,883
Other requests (b)	65	10,825	222	35,228	(121)	(21,262)	—	—	6	666	172	25,457

Total	1,021	$174,929	580	$93,389	(560)	$(96,240)	—	$—	9	$1,072	1,050	$173,150

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active pipeline, including related unresolved MI cancellation notices, MI curtailments, and other requests for the three and nine months ended September 30, 2014:

	July 1, 2014		Inflows		Resolutions		Settlement (d)		Adjustments (c)		September 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	373	$73,849	34	$5,430	(107)	$(18,302)	(101)	$(21,080)	(1)	$(158)	198	$39,739
FHLMC (a)	92	21,429	21	4,186	(25)	(5,804)	(69)	(16,277)	—	—	19	3,534
GNMA	4	263	1	167	(3)	(361)	—	—	—	—	2	69
Non-Agency whole loan-related	183	26,091	5	784	(6)	(530)	—	—	(1)	(298)	181	26,047
MI Cancellations	145	30,024	41	6,705	(158)	(20,116)	—	—	23	(7,065)	51	9,548
MI Curtailments	407	71,112	170	28,502	(51)	(7,982)	—	—	7	2,167	533	93,799
Other requests (b)	53	9,147	41	6,802	(68)	(11,398)	—	—	44	7,236	70	11,787

Total	1,257	$231,915	313	$52,576	(418)	$(64,493)	(170)	$(37,357)	72	$1,882	1,054	$184,523

	January 1, 2014		Inflows		Resolutions		Settlement (d)		Adjustments (c)		September 30, 2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA(a)	301	$62,003	373	$68,804	(344)	$(64,544)	(133)	$(26,407)	1	$(117)	198	$39,739
FHLMC(a)	237	48,866	68	13,874	(188)	(36,306)	(100)	(22,765)	2	(135)	19	3,534
GNMA	9	953	5	578	(12)	(1,462)	—	—	—	—	2	69
Non-Agency whole loan-related	159	21,353	103	10,390	(79)	(5,333)	—	—	(2)	(363)	181	26,047
MI Cancellations	140	28,239	325	59,103	(411)	(67,523)	—	—	(3)	(10,271)	51	9,548
MI Curtailments	52	12,517	532	89,287	(67)	(10,165)	—	—	16	2,160	533	93,799
Other requests (b)	152	23,221	95	14,720	(233)	(30,145)	(8)	(1,634)	64	5,625	70	11,787

Total	1,050	$197,152	1,501	$256,756	(1,334)	$(215,478)	(241)	$(50,806)	78	$(3,101)	1,054	$184,523

(a)	Inflows represent amounts excluded from the DRAs.
(b)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers.
(c)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.
(d)	Three and nine months ended September 30, 2014 include an $11.7 million settlement payment to a third party servicer.

As of September 30, 2015, Agencies accounted for approximately 50 percent of the repurchase/make-whole requests in the active pipeline and 84 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. MI curtailment requests are intended only to cover the shortfall in MI insurance proceeds, therefore FHN’s loss from MI curtailments as a percentage of UPB in the pipeline generally is significantly lower than that of a repurchase or make-whole claim.

For loans in the active pipeline for which FHN has received notification of MI cancellation, a majority relate to loans sold to GSEs. Consistent with originations, a majority of repurchase/make-whole claims have been from Fannie Mae and Freddie Mac and 2007 represents the vintage with the highest volume of claims. Total new repurchase and make-whole claims from GSEs decreased 53 percent or $5.1 million to $4.5 million in 2015 from 2014. Total MI cancellation notices received decreased $4.3 million to $2.5 million in 2015.

Resolutions disclosed in Table 23 – Rollforward of the Active Pipeline include both favorable and unfavorable resolutions. The UPB of actual repurchases, make-whole requests, and settlement resolutions, which was $3.6 million and $10.8 million during third quarter 2015 and 2014, respectively, represents the UPB of loans for which FHN has incurred a loss on the actual repurchase of a loan, or where FHN has reimbursed a claimant for economic losses incurred. When loans are repurchased or make-whole payments have been made, the associated loss content on the repurchase, make-whole, or settlement resolution is reflected as a net realized loss in Table 24 – Reserves for Repurchase and Foreclosure Losses.

Rescissions or denials, which were $2.3 million and $14.2 million in third quarter 2015 and 2014, respectively, represent the amount of repurchase requests and make-whole claims that FHN was able to resolve without incurring loss. Of the loans resolved in third quarter 2015 relating to actual repurchase or make-whole claims, FHN was successful in favorably resolving approximately 40 percent of the claims compared to 57 percent in 2014. Resolutions related to other, MI cancellations, MI curtailments, and information requests, which were $23.6 million and $39.5 million during third quarter 2015 and 2014, respectively, include providing information to the claimant, issues related to MI coverage, and other items. Resolutions in this category include both favorable and unfavorable outcomes with MI companies, including situations where MI was ultimately cancelled. FHN does not realize loss (a decrease of the repurchase and foreclosure liability) for loans with MI issues unless a request for repurchase, or for make-whole or loss reimbursement, is submitted and such request is unfavorably resolved.

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

Repurchase obligations and estimates for probable incurred losses associated with loan populations not included in the DRAs, including obligations related to future mortgage insurance cancellations, loans included in bulk servicing sales prior to the DRAs, and other loan sales, are included in FHN’s remaining repurchase liability as of September 30, 2015.

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

Repurchase and Foreclosure Liability

FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. There are certain second liens and HELOCs subject to repurchase claims that are not included in the active pipeline as these loans were originated and sold through different channels. Liability estimation for potential repurchase obligations related to these second liens and HELOCs was determined outside of the methodology for loans originated and sold through the national legacy mortgage origination platform and were not material as of third quarter 2015 and 2014.

The following table provides a rollforward of the legacy mortgage repurchase liability during the three and nine months ended September 30, 2015 and 2014:

Table 24 - Reserves for Repurchase and Foreclosure Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2015	2014	2015	2014
Legacy Mortgage
Beginning balance	$116,554	$140,908	$119,404	$165,091
Provision for repurchase and foreclosure losses	—	(4,300)	—	(4,300)
Net realized gain/(losses)	(1,773)	(11,136)	(4,623)	(35,319)

Balance on September 30	$114,781	$125,472	$114,781	$125,472

The liability for legacy mortgage repurchase and foreclosure losses was $114.8 million and $125.5 million as of September 30, 2015 and 2014, respectively. In third quarter 2015, FHN had $1.8 million of net realized losses for the repurchase of first lien loans or make-whole payments compared with $11.1 million during third quarter 2014. In third quarter 2014 FHN recognized a reduction to the repurchase and foreclosure provision of $4.3 million related to the settlement of certain repurchase claims.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

Uncertainties remain surrounding the national economy, the housing market, Fed monetary policy, the regulatory and political environment, U.S. government spending generally, and economic and political situations outside the U.S. Those uncertainties will continue to present challenges for FHN. Although during 2014 and the first three quarters of 2015 the national economy exhibited improvement, improvement has been uneven. Certain indicators have been mixed and economic conditions could regress. While management considers asset quality at FHN to be strong, external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, despite resolving certain selling representation and warranties repurchase obligations to GSEs, a downturn in the economic environment or disruptions in the housing market could affect borrower defaults and actions by MI companies resulting in elevated repurchase requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in repurchase losses or litigation. See the Repurchase and Related Obligations from Loans Originated for Sale section and Critical Accounting Policies section within this MD&A, and Note 10 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve has implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies. Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, a transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events (such as, for example, the substantial drop in oil prices experienced in late 2014 and early 2015) as well as significant international monetary policies and events (such as, for example, the rise during 2014 and 2015 in the value of the U.S. dollar relative to many other currencies). Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

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

U.S. regulators have adopted enhanced new stress test rules pursuant to the Reform Act. Under these requirements covered institutions must conduct an annual stress test to determine whether capital is likely to be adequate to absorb losses which could stem from certain adverse economic scenarios provided by the regulators and must privately report the results to their primary regulator as well as publicly disclose certain of those results. FHN may satisfy the public disclosure requirements through postings on its website. FHN’s initial stress test posting was made in June 2015.

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

ACCOUNTING STANDARDS UPDATES ISSUED BUT NOT CURRENTLY EFFECTIVE

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective date of ASU 2014-09 has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, and associated interim periods. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of ASU 2014-09 on its revenue recognition practices.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 requires application on a retrospective basis, with prior periods revised to reflect the effects of adoption. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Consistent with current requirements, FHN currently classifies debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition. ASU 2015-03 will have no effect on FHN’s recognition of interest expense.

NON-GAAP INFORMATION

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 25 - Non-GAAP to GAAP Reconciliation

	September 30	December 31
(Dollars in thousands)	2014	2014
Tier 1 Common (Non-GAAP)
(A) Tier 1 capital (a)	$2,783,147	$2,813,503
Less: Noncontrolling interest - FTBNA preferred stock (b)	294,816	294,816
Less: Preferred stock	95,624	95,624
Less: Trust preferred (c)	200,000	200,000

(B) Tier 1 common (Non-GAAP)	$2,192,707	$2,223,063

Risk Weighted Assets
(C) Risk weighted assets (a)	$19,238,109	$19,452,656

Total Assets
(D) Total assets (GAAP)	$23,982,597	$25,668,187

Ratios
(B)/(C) Tier 1 common to risk weighted assets (Non-GAAP)	11.40%	11.43%
(A)/(D) Tier 1 capital to total assets (GAAP)	11.60%	10.96%

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

(d)	Note 23 to the Consolidated Financial Statements appearing in Exhibit 99.1 of FHN’s Current Report on Form 8-K dated October 19, 2015,

all of which materials are incorporated herein by reference. FHN’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and related Notes appearing in FHN’s 2014 Annual Report to shareholders all were filed as part of Exhibit 13 to FHN’s annual report on Form 10-K for the year ended December 31, 2014. Note 23 to the Consolidated Financial Statements was filed as part of Exhibit 99.1 to FHN’s Current Report on Form 8-K dated October 19, 2015. Portions of the Annual Report on Form 10-K for the year ended December 31, 2014 and the Current Report on Form 8-K dated October 19, 2015 not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

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

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 32 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b) Not Applicable

(c)	The table captioned “Issuer Purchases of Common Stock,” including the explanatory notes, is incorporated herein by reference to Table 7 and explanatory notes included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page xx of this report.

Items 3, 4, and 5

Not applicable

Item 6.	Exhibits

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

Exhibit No.	Description

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained at pages 46-48 in FHN’s 2014 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 28, 2015 and portions of that Report, including those portions incorporated herein by reference, were filed by FHN as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2014. The “Interest Rate Risk Management” subsection of Note 23 - Derivatives to FHN’s consolidated financial statements appearing in Exhibit 99.1 of FHN’s Current Report on Form 8-K dated October 19, 2015, which material is incorporated herein by reference. Portions of the Annual Report on Form 10-K for the year ended December 31, 2014 and the Current Report on Form 8-K dated October 19, 2015 not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at September 30, 2015 and 2014, and December 31, 2014; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iv) Consolidated Condensed Statements of Equity for the Nine Months Ended September 30, 2015 and 2014; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: November 5, 2015	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

Exhibit No.	Description

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

13	The “Interest Rate Risk Management” subsection of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained at pages 46-48 in FHN’s 2014 Annual Report to shareholders, which material is incorporated herein by reference. That Report was furnished to shareholders in connection with the Annual Meeting of Shareholders on April 28, 2015 and portions of that Report, including those portions incorporated herein by reference, were filed by FHN as part of Exhibit 13 to its annual report on Form 10-K for the year ended December 31, 2014. The “Interest Rate Risk Management” subsection of Note 23 - Derivatives to FHN’s consolidated financial statements appearing in Exhibit 99.1 of FHN’s Current Report on Form 8-K dated October 19, 2015, which material is incorporated herein by reference. Portions of the Annual Report on Form 10-K for the year ended December 31, 2014 and the Current Report on Form 8-K dated October 19, 2015 not incorporated herein by reference are deemed not to be “filed” with the Commission with this report.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at September 30, 2015 and 2014, and December 31, 2014; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iv) Consolidated Condensed Statements of Equity for the Nine Months Ended September 30, 2015 and 2014; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase