Form 10-K
period 2015-12-31
FIRST HORIZON NATIONAL CORP
filed 2016-02-25
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☑ NO

At June 30, 2015, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $3.6 billion based on the closing stock price reported for that date. At January 31, 2016, the registrant had 237,748,936 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2015 Annual Report to shareholders – Parts I, II, and IV

Portions of Proxy Statement to be furnished to shareholders in connection with Annual Meeting of Shareholders scheduled for April 26, 2016 – Part III

CONTENTS OF THIS ANNUAL REPORT ON FORM 10-K

Annual Report References: In this report, references to specific pages in our 2015 Annual Report to shareholders (sometimes referred to as the “2015 Annual Report”), or to specific pages of our consolidated financial statements or the notes thereto, refer to page numbers appearing in Exhibit 13 to this report on Form 10-K.

PART I

ITEM 1. BUSINESS

Our Businesses

Overview

First Horizon National Corporation (the “Corporation,” “First Horizon,” “FHN,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee and incorporated in 1968. We are registered as a bank holding company under the Bank Holding Company Act, and are a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2015, FHN had total consolidated assets of $26.2 billion.

We provide diversified financial services primarily through our principal subsidiary, First Tennessee Bank National Association (the “Bank,” “FTB,” or “FTBNA”). Financial results of operations are reported through operational business segments which are not related to the legal structure of our subsidiaries.

Business Segments

At year-end 2015 we operate through four business segments: regional banking, fixed income, corporate, and non-strategic. We sometimes refer to regional banking, fixed income, and corporate as our “core” segments. Before 2015, the fixed income segment was known as the capital markets segment.

Regional Banking. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking-related services to other financial institutions nationally.

Fixed Income. The fixed income segment consists of fixed income securities sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.

Corporate. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, gains on the extinguishment of debt, acquisition-related costs, and various charges related to restructuring, repositioning, and efficiency initiatives.

Non-Strategic. The nonstrategic segment consists of the wind-down national consumer lending activities,

legacy mortgage banking elements including servicing fees (after first quarter 2014 these amounts became significantly lower), and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses along with the associated restructuring, repositioning, and efficiency charges.

The approximate percentage of consolidated revenues (for this purpose, the sum of net interest income and noninterest income), consolidated expenses, and average assets ascribed to each of our segments for the past three years is set forth below. During that period, the regional banking segment total revenues and average assets have grown as a share of our consolidated total, while non-strategic has shrunk.

REVENUE, EXPENSE, AND ASSET MIX ASSOCIATED WITH BUSINESS SEGMENTS

	Revenues			Expenses			Average Assets
	2015	2014	2013	2015	2014	2013	2015	2014	2013

Regional Banking	77%	73%	69%	54%	65%	46%	59%	55%	53%
Fixed Income	21%	18%	23%	21%	18%	20%	9%	9%	9%
Corporate	*	*	*	5%	7%	6%	23%	23%	21%
Non-Strategic	6%	11%	10%	20%	10%	28%	9%	13%	17%
_____________
* Amount is negative.

Financial and other additional information concerning our segments – including information concerning assets, revenues, and financial results – appears in the response to Item 7 of Part II of this report and Note 20 to the Consolidated Financial Statements contained in our 2015 Annual Report to shareholders. During 2015 approximately 44% of our consolidated revenues were provided by fee and other noninterest income and approximately 56% of revenues were provided by net interest income. As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.

First Tennessee Bank

The Bank is a national banking association with principal offices in Memphis, Tennessee. It received its charter in 1864. During 2015 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $1.2 billion and contributed the majority of our consolidated revenue from continuing operations.

At December 31, 2015, the Bank had $26.0 billion in total assets, $20.1 billion in total deposits, and $17.5 billion in total net loans. Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2015.

Business Locations

At December 31, 2015, FHN’s subsidiaries had over 200 business locations in 22 U.S. states, excluding off-premises ATMs. Almost all of those locations were bank financial centers and FTN Financial offices.

At December 31, 2015, the Bank had 185 branch locations in eight states: 166 branches in Tennessee; 2 branches in northwestern Georgia; 6 branches in northwestern Mississippi; 7 branches in North Carolina; and one branch each in Virginia, South Carolina, Florida, and Texas. The Bank has customer-service offices which are not legal bank branches, including private client and commercial loan offices, in Kentucky as well as in states where branches are located. The Bank also has operational and administrative offices in Tennessee.

At December 31, 2015, FTN Financial products and services were offered through 29 offices in 18 states across the U.S.

Services We Provide

At December 31, 2015, we provided the following services through our subsidiaries and divisions:

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

Recent Significant Changes

Since 2007 we have undergone substantial changes. Prior to 2008 our principal businesses were in the areas of regional banking, fixed income, and home mortgage. Our regional banking footprint was in the major Tennessee-based market areas. Our fixed income business, which had primarily institutional customers, was nationwide in scope. We had home mortgage offices across the U.S. and were using those offices to expand our banking business. We had opened over 30 bank branches – more than 15% of our total branches at that time – in selected mortgage markets; we made home equity loans through our mortgage offices; and we made commercial loans in many mortgage markets, mostly to homebuilders. We sometimes refer to these legacy mortgage-driven activities outside of our regional banking markets as our “national” businesses.

In 2007 and 2008 we changed our strategy substantially in response to the mortgage crisis and recession. During this time we focused on enhancing our credit management processes, improving our efficiency, redirecting resources to support and build our regional banking and fixed income businesses, and eliminating through sale or closure those business units which no longer fit our strategy. These actions changed our company in substantial ways.

In 2016 we are a smaller company in terms of assets and liabilities than we were in 2008, with a different business mix and strategic focus. Our efficiency and other re-focus efforts are continuing. Also, we continue to manage potential liabilities stemming from the national business activities conducted before 2008.

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

First, we created a “Mid-Atlantic” region within the regional banking segment. Through organic and acquisitive growth we now have branches in Raleigh, Winston-Salem, and Greenville, North Carolina; Richmond, Virginia; Charleston, South Carolina; and Jacksonville, Florida. We also have a branch focused on commercial lending in Houston, Texas.

Second, prompted significantly by two recent acquisitions involving branches in several smaller Tennessee communities, in 2014 we reorganized our community banking model to better match our products and services to customer demand in smaller markets.

In the past several years we have experienced extremely low interest rates, a relatively flat yield curve, and significant uncertainty regarding future interest rate movements. This environment has had substantial impacts on lending margins within our regional banking segment and has also negatively impacted the trading activities of our fixed income segment. In 2015 our lending margins remained at historically low levels, though lending revenues (net interest income) improved due to loan growth in regional banking. Fixed income trading revenues improved in 2015 as uncertainty about future rate movements lessened somewhat.

The following table provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’

equity for the past five years.

SELECTED CONSOLIDATED REVENUE, EXPENSE, ASSET, LIABILITY, AND EQUITY DATA

(Dollars in millions; financial condition data shown as of December 31)

	2015	2014	2013	2012	2011
Net interest income	$653.7	$627.7	$637.4	$688.7	$700.8
Provision for loan losses	9.0	27.0	55.0	78.0	44.0
Provision for mortgage repurchase losses	—	(4.3)	170.0	299.3	159.6
Noninterest income	517.3	550.0	584.6	671.3	786.0
Total assets	26,195.1	25,668.2	23,784.5	25,324.8	24,700.4
Total deposits	19,967.5	18,068.9	16,735.0	16,629.7	16,213.0
Total term borrowings	1,315.2	1,880.1	1,739.9	2,226.5	2,481.7
Total liabilities	23,555.6	23,086.6	21,296.1	22,825.2	22,026.4
Preferred Stock Series A	95.6	95.6	95.6	—	—
Total Shareholders’ Equity	2,639.6	2,581.6	2,488.4	2,499.5	2,674.0

Other General Information

An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements appearing in the 2015 Annual Report to shareholders, which information is incorporated into this Item 1 by this reference.

FHN’s consolidated operating subsidiaries at December 31, 2015 are listed in Exhibit 21. The Bank has filed notice with the Office of the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described in “Supervision and Regulation” in this Item below. Martin and Company, Inc., FTB Advisors, Inc., and FTN Financial Main Street Advisors, LLC are registered with the SEC as investment advisers. FTB Advisors, Inc. and FTN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. FTB Advisors Insurance Services, Inc., First Horizon Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FT Reinsurance Company is licensed by the state of South Carolina as a captive insurance company.

FTN Financial Securities Corp., First Horizon Insurance Services, Inc., FTB Advisors Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. FTB Advisors, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. FTN Financial Asia, Ltd. and First Horizon Insurance Agency, Inc. are inactive.

Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2015.

Neither we nor any of our significant subsidiaries is dependent upon a single customer or very few customers.

We do not experience material seasonality. We do experience a degree of seasonal variation in certain revenues, expenses, and credit trends. Historically, these variations have somewhat increased certain expenses for the regional banking and fixed income segments, and somewhat diminished certain revenues for the regional banking segment, principally in the first quarter each year.

At December 31, 2015, we, including our subsidiaries, had 4,293 employees, or 4,269 full-time-equivalent employees, not including contract labor for certain services.

For additional information concerning our business, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections contained in pages 3 through 78 of our 2015 Annual Report to shareholders, which sections are incorporated herein by reference.

Our current internet address is www.firsthorizon.com in the Investor Relations section of our internet website, under the SEC Filings tab, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 39.

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

Before 2000 bank holding companies generally could not directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve. Also, a bank holding company and its subsidiaries generally were limited to engaging in banking and activities found by the Federal Reserve to be closely related to banking. Since 2000 eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature” generally without the prior approval of the Federal Reserve. See “Financial Activities other than Banking” beginning on page 11 below. In addition, the Federal Reserve may approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See “Interstate Banking and Branching” beginning on page 10 below.

The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2015, we estimate that we held approximately 14 % of such deposits.

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

In addition, under the Federal Deposit Insurance Act (“FDIA”), an FDIC-insured depository institution may not make any capital distributions, pay any management fees to its holding company, or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank’s total amount available for dividends was negative $192.8 million as of December 31, 2015 and negative

$142.0 million as of January 1, 2016. Consequently, the Bank cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption “Liquidity Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 54 of our 2015 Annual Report to shareholders; and under the caption “Restrictions on dividends” in Note 12 – Regulatory Capital and Restrictions beginning on page 124 which is part of the material from our 2015 Annual Report that has been incorporated by reference into Item 8 of this report.

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

The payment of cash dividends by FHN and the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. For example, as discussed under “Capital Adequacy” starting on page 7 below, FHN’s ability to pay dividends would be restricted if its capital ratios fell below minimum regulatory requirements plus a capital conservation buffer. Furthermore, the Federal Reserve and the OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Transactions with Affiliates

There are various legal restrictions on the extent to which FHN and its nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank’s purchases of or investments in the securities of and purchases of assets from FHN and its nonbank subsidiaries, the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of FHN and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of FHN and its nonbank subsidiaries, and certain bank transactions with FHN and its nonbank subsidiaries, or with respect to which FHN and its nonbank subsidiaries act as agent, participate or have a financial interest. The Bank and its subsidiaries generally may not extend credit to FHN or to any other affiliate in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount, and quality of collateral which must secure such extensions of credit by the Bank to FHN or to such other affiliates. Extensions of credit and other transactions between the Bank and FHN or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies.

Capital Adequacy

U.S. financial industry regulators have long required that minimum capital adequacy standards be maintained by regulated institutions. Following an extended reform effort, enhancements to the capital rules were adopted in 2013. For FHN the new rules became effective in 2015, subject to a phase-in period for certain subjects. The rules that were applicable to FHN in 2014 are discussed in the next section below.

Capital Standards Applicable to FHN Currently

In 2013 regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III.” The standards created a new emphasis on Common Equity Tier 1 Capital, modified eligibility criteria for regulatory capital instruments, and modified the methodology for calculating risk-weighted assets. The revised standards, applicable to us starting in 2015, require the following:

•	Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1
Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components of Tier 1 Capital consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2015, FHN’s Common Equity Tier 1 Capital Ratio was 10.45% and the Bank’s was 10.81%.

•	Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. The current threshold was raised from 4%, and the risk-weighting method was changed as mentioned above. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, net of goodwill, other intangible assets, and certain other required deduction items. Starting in 2016, trust preferred securities no longer are included in FHN’s Tier 1 Capital. At December 31, 2015, FHN’s Tier 1 Capital Ratio was 11.79% and the Bank’s was 11.95%.

•	Total Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. Although this threshold was unchanged from 2014 requirements, as mentioned above the method for risk-weighting assets was changed. At December 31, 2015, FHN’s Total Capital Ratio was 13.01% and the Bank’s was 13.09%.

•	Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses. The capital conservation buffer requirement is subject to a four-year phase-in period beginning for us in 2016 at 0.625%, and increasing by that amount each year until 2.5% is reached in 2019.

•	Leverage Ratio – Base. For all supervised financial institutions, including FHN and the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31, 2015, FHN’s Leverage ratio was 9.85% and the Bank’s was 10.06%.

•	Leverage Ratio – Supplemental. For the largest internationally active supervised financial institutions, not including FHN or the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.

The revised standards took effect starting January 1, 2015 for FHN and the Bank. FHN believes that both FHN and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2015.

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

Moreover, the Federal Reserve has indicated that it considers a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action (PCA)” beginning on page 8 of this report for additional information.

Capital Stress Tests

During 2009, following the financial crisis of 2007-08, the U.S. Department of the Treasury, the Federal

Reserve Board, the FDIC, and the OCC initiated a capital assessment program. Under the program, the capital needs of selected major U.S. banking institutions were evaluated for resilience under economic stress. U.S. regulators also adopted enhanced new stress test rules pursuant to the Dodd-Frank Reform Act discussed below. Under these requirements covered institutions must conduct an annual stress test to determine whether capital is likely to be adequate to absorb losses which could stem from certain adverse economic scenarios provided by the regulators and must privately report the results to their primary regulator as well as publicly disclose certain of those results. FHN’s and the Bank’s initial stress tests occurred in 2014, in relation to fiscal 2013. The public disclosure requirement first applied to our tests reported in 2015, in relation to fiscal 2014.

Capital Standards Applicable to Us before 2015

Before 2015 the Federal Reserve Board’s risk-based capital standards required the following: the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as unfunded loan commitments) had to be at least 8%; and the ratio of Tier 1 Capital to risk-weighted assets had to be at least 4%. At least half of Total Capital had to consist of Tier 1 Capital. The remainder could consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock, and a limited amount of loan loss reserves.

In addition, the Federal Reserve established minimum leverage ratio guidelines for bank holding companies. For bank holding companies that met certain specific criteria, including having the highest regulatory rating, the guidelines provided for a minimum Leverage ratio of 3%. All other bank holding companies generally were required to maintain a Leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provided that bank holding companies experiencing internal growth or making acquisitions were expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Bank was subject to risk-based and leverage capital requirements similar to those described above adopted by the OCC.

Prompt Corrective Action (PCA)

Federal banking regulators must take “prompt corrective action” in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. For this purpose insured depository institutions are divided into five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The specific requirements applicable to us currently, starting in 2015, are summarized in the table below. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

At December 31, 2015, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

An FDIC-insured depository institution generally is prohibited from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution thereafter would be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

As noted under the caption “Capital Adequacy” beginning on page 7 of this report, significant changes to those requirements became effective for us starting in 2015. Many of the capitalization categories discussed above were impacted. The table below summarizes the prompt corrective action categories in effect for us prior to 2015.

Summary of Pre-2015 Requirements for PCA Capitalization Categories

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

Under Federal Reserve policy FHN is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times even though, absent such Federal Reserve policy, FHN might not wish to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Financial Activities other than Banking

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) repealed or modified a number of significant provisions of then-current laws, including the Glass-Steagall Act and the Bank Holding Company Act of 1956, which imposed restrictions on banking organizations’ ability to engage in certain types of activities. The GLB Act generally allows bank holding companies such as FHN broad authority to engage in activities that are financial in nature or incidental to a financial activity. These include: insurance underwriting and brokerage; merchant banking; securities underwriting, dealing, and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” To qualify, a bank holding company must file an initial declaration with the Federal Reserve, certifying that all of its subsidiary depository institutions are well-managed and well-capitalized. The GLB Act also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements:

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

In addition, the GLB Act contains a number of other provisions that may affect the Bank’s operations, including limitations on the use and disclosure to third parties of customer information. At December 31, 2015, FHN is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Other General Information” beginning on page 4 of this report.

Dodd-Frank Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Reform Act,” the “Reform Act,” or “Dodd-Frank”) made a substantial number of significant changes to how financial services companies are regulated. Implementation of some changes called for by the Dodd-Frank are not yet complete.

Many provisions or topics of the Dodd-Frank Reform Act and the regulatory initiatives under it in part are discussed elsewhere in this “Supervision and Regulation” section.

A key provision for us which is not discussed elsewhere is Dodd-Frank’s so-called Durbin Amendment. Durbin regulations have severely capped the interchange fees which banks charge merchants for debit card transactions, starting in late 2011.

Volcker Rule

In 2013 and 2014 banking regulators adopted a rule under Dodd-Frank’s so-called Volcker Amendment. The principal purpose of the Volcker rule is to generally prohibit banking entities from engaging in proprietary trading, which is engaging as principal in any purchase or sale of one or more of certain types of financial instruments. The Volcker rule compels a bank to sell prohibited instruments by 2017. The Volcker rule, as FHN currently understands its terms, is not expected to have a material financial impact on FHN in 2016.

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

FDIC Insurance Assessments; DIFA

U.S. bank deposits generally are insured by the Deposit Insurance Fund (“DIF”). The system of FDIC insurance premium rates charged consists of a rate grid structure in which base rates range from 5 to 35 basis points annually, and fully adjusted rates range from 2.5 to 45 basis points annually. Key factors in the grid include: the institution’s risk category (I to IV); whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. Other factors can impact the base against which the applicable rate is applied. A basis point is equal to 0.01%.

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

Compensation and Risk Management

The Federal Reserve, OCC, and other agencies have issued guidance intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. In response we operate an enhanced risk management process for assessing risk in incentive compensation plans. Among other things, in recent years we have moved several key incentive programs away from a revenues approach in favor of a net profit approach, and adopted mandatory deferral features for other key programs.

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

Our regional banking business primarily competes in several areas within the southeast U.S.: (i) the major metro regions associated with Tennessee (west Tennessee around Memphis; middle Tennessee around Nashville; and east Tennessee around Knoxville, Chattanooga, and the tri-cities area of Johnson City, Bristol, and Kingsport) as well as a number of smaller markets throughout Tennessee; (ii) several selected mid-size markets in Virginia, North Carolina, South Carolina, and Florida, along with Houston, Texas; and (iii) several smaller communities in Tennessee.

Our “Mid-Atlantic” business mentioned in (ii) has a commercial banking and wealth management focus but in 2015, with the acquisition of TrustAtlantic based in Raleigh, we obtained a significant traditional retail presence as well.

Our regional banking business overall serves both retail and commercial customers. Key traditional competitors in our Tennessee-oriented markets include Regions Bank, SunTrust Bank, Wells Fargo Bank N.A., Bank of America N.A., and Pinnacle National Bank, among many others including many community banks and credit unions. An additional key competitor in the Mid-Atlantic markets is Branch Banking and Trust Company (BB&T).

Our fixed income business serves institutional customers broadly segregated into depositories (including banks, thrifts and credit unions) and non-depositories (including money managers, insurance companies, public funds, pension funds, and hedge funds). Both customer segments are widely dispersed geographically, and we have many competitors within both segments including major U.S. and international securities firms as well as numerous regional and local firms.

In recent years certain financial companies or their affiliates that traditionally were not banks have been able to compete more directly with the Bank for deposits and other traditional banking services and products. Increased fluidity within the industry is likely to continue. Non-traditional companies competing with us include investment banks, brokerage firms, insurance company affiliates, peer-to-peer lending arrangers, non-bank deposit acceptors, companies offering payment facilitation services (such as PayPal and pre-paid debit card issuers), and extremely short-term consumer loan companies.

A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Companies, including both long-established firms (such as Vanguard) and new ones (such as FutureAdvisor), which offer heuristic or highly-interactive systems and applications are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent customers and potential customers.

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

Sources and Availability of Funds

Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections, including the subsection entitled “Liquidity

Management,” contained in pages 3 through 78 (including pages 54 through 55) of our 2015 Annual Report to shareholders, which sections are incorporated herein by reference.

Non-U.S. Operations

Our non-U.S. operations are not material.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and

Results of Operations, Glossary, and Acronyms sections set forth at pages 3 through 78 of our 2015 Annual Report to shareholders. Certain information not contained in the 2015 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

ADDITIONAL GUIDE 3 STATISTICAL INFORMATION

ON DECEMBER 31

(Unaudited)

Investment Portfolio

(Dollars in thousands)	2015	2014	2013
Securities available-for-sale:
Government agency issued mortgage-backed securities & collateralized mortgage obligations	$3,743,294	$3,362,431	$3,114,626
U.S. treasuries	100	100	39,996
Other U.S. government agencies*	102	1,807	2,326
States and municipalities	1,500	10,205	15,155
Other	184,850	182,070	226,354
Total securities available-for-sale	$3,929,846	$3,556,613	$3,398,457
14

(Dollars in thousands)	2015	2014	2013
Securities held-to-maturity:
States and municipalities	$4,320	$4,292	$-
Equity and other	10,000	-	-
Total securities held-to-maturity	$14,320	$4,292	$-

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government.

Loan Portfolio

(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial:
Commercial, financial, and industrial	$10,436,390	$9,007,286	$7,923,576	$8,796,956	$8,014,927
Commercial real estate	1,674,935	1,277,717	1,133,279	1,168,235	1,378,410
Total Commercial	12,111,325	10,285,003	9,056,855	9,965,191	9,393,337
Retail:
Consumer real estate	4,766,518	5,048,071	5,333,371	5,688,703	5,891,546
Permanent mortgage	454,123	538,961	662,242	765,583	828,193
Credit card and other	354,536	358,131	336,606	289,105	284,051
Total Retail	5,575,177	5,945,163	6,332,219	6,743,391	7,003,790
Total Loans	$17,686,502	$16,230,166	$15,389,074	$16,708,582	$16,397,127

Short-Term Borrowings

(Dollars in thousands)	2015	2014	2013
Federal funds purchased	$464,166	$1,037,052	$1,042,633
Securities sold under agreements to repurchase	338,133	562,214	442,789
Trading liabilities	566,019	594,314	368,348
Other short-term borrowings	137,861	157,218	181,146
Total	$1,506,179	$2,350,798	$2,034,916

Maturities of Certificate of Deposit $100,000 and more on December 31, 2015

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
Certificates of deposits $100,000 and more	$78,787	$104,339	$132,886	$127,377	$443,389

Contractual Maturities of Commercial Loans on December 31, 2015

(Dollars in thousands)	Within 1 year	After 1 year Within 5 years	After 5 years	Total
Commercial, financial, and industrial	$4,100,597	$4,864,254	$1,471,539	$10,436,390
Commercial real estate	434,883	1,026,540	213,512	1,674,935
Total	$4,535,480	$5,890,794	$1,685,051	$12,111,325
For maturities over one year:
Interest rates - floating		$4,651,527	$998,427	$5,649,954
Interest rates - fixed		1,239,267	686,624	1,925,891
Total		$5,890,794	$1,685,051	$7,575,845
15

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

TABLE OF ITEM 1A TOPICS

Forward-Looking Statements

This report on Form 10-K and our 2015 Annual Report, including materials incorporated into either of them, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general, and local economic and business conditions, including economic recession or depression; the stability or volatility of values and activity in the residential housing and commercial real estate markets; potential requirements for us to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of our hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting us directly or affecting our customers, business counterparties, or competitors; demand for our product offerings; new products and services in the industries in which we operate; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), the Financial Industry Regulatory Authority (FINRA), the U.S. Department of the Treasury (Treasury), the Municipal Securities

Rulemaking Board (MSRB), the Federal Deposit Insurance Corporation (FDIC), the Consumer Financial Protection Bureau (CFPB), the Financial Stability Oversight Council (Council), the Public Company Accounting Oversight Board (PCAOB), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in our 2015 Annual Report or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented below, in other Items of this report, or in material incorporated by reference into this report. Readers of this report, including our 2015 Annual Report, should carefully consider the factors discussed in this Item 1A below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

We are subject to intense competition for customers, and the nature of that competition is changing quickly. Our primary areas of competition for customers include: retail and commercial deposits and loans, financial planning and wealth management, personal or consumer loans including home mortgages and lines of credit, fixed income products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies (traditional and otherwise) that serve the markets which we serve.

Some competitors are traditional banks, subject to the same regulatory framework as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. Long-standing examples of less-regulated activity include check-cashing and independent ATM services. A recent example of unregulated activity is so-called “peer-to-peer” lending, where investors provide lending capital directly to borrowers.

Through technological innovations and changes in customer habits, the manner in which customers use financial services is changing. We provide a large number of services remotely (desktop, online, or mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has allowed disruptors to enter some traditional banking areas. Some traditional consumer banking services now are largely provided through retailers, especially grocery stores and so-called super-stores which customers visit frequently. Companies as disparate as PayPal (an online payment clearinghouse) and Starbucks (a large chain of cafes) provide payment and exchange services which compete directly with banks in ways not possible until recent times.

Also, the nature of technology-driven competition is starting to change. A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Companies which offer heuristic or highly-interactive systems and applications are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent customers and potential customers.

We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for customers, refer to the “Competition” heading of Item 1 beginning on page 13 of this report.

We compete to raise capital in the equity and debt markets. See “Liquidity and Funding Risks” beginning on page 29 of this Item 1A for additional information concerning this risk.

Risk from Economic Downturns and Changes

Generally in an economic downturn our credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines. Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, compression of our net interest margin, and lower fees from transactions and services. Those effects can continue for many years after the downturn technically ends.

Risks Associated with Monetary Events

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be a slow or uneven, but extended, period of tightening. In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Other significant monetary strategies could be implemented in the future including, in particular, so-called tightening strategies.

Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, the current transition from easing to tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. An example of the former is the substantial drop in oil prices experienced during 2015 and continuing in 2016. An example of the latter is the rise in 2015 in the value of the U.S. dollar relative to many other currencies. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Interest Rate and Yield Curve Risks” beginning on page 30. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict.

We may be adversely affected by economic and political situations outside the U.S. The U.S. economy, and the businesses of many of our customers, are linked significantly to economic and market conditions outside the U.S., especially in North America, Europe, and Asia, and increasingly in Central and South America. Although we have little direct exposure to non-US-dollar-denominated assets or foreign sovereign debt, in the future major adverse events outside the U.S. could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (i) sovereign debt default (default by one or more governments in their borrowings), (ii) bank and/or corporate debt default, (iii) market and other liquidity disruptions, and, if stresses become especially severe, (iv) the collapse of governments, alliances, or currencies, and (v) military conflicts. The methods by which such events could adversely affect us are highly varied but broadly include the following: an increase in our cost of borrowed funds or, in a worst case, the unavailability of borrowed funds through conventional markets; impacts upon our hedging and other counterparties; impacts upon our customers; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation/deflation rates; and impacts upon us from our regulatory environment, which can change substantially and unpredictably from possible political response to major financial disruptions.

Strategic Risks

We may be unable to successfully implement our strategy to grow our consumer and commercial banking businesses and our fixed income business. In 2007 and 2008 we modified our strategy in response to substantial and rapid changes in business conditions. In 2008 we sold our national mortgage platforms and closed our national lending operations. Since then we have closed a number of other units and renewed our emphasis on financial services in our traditional southeastern U.S. markets. The 2008 sale of the national mortgage platforms has contributed to significant declines in the amount of mortgage loans we originate and hold compared to earlier years. Similarly, sales of mortgage servicing assets and obligations have nearly eliminated assets associated with the legacy servicing business. At the end of 2015, loans within our non-strategic portfolio had declined to $2.0 billion.

Although our current strategy is expected to evolve as business conditions continue to change, at present our strategy is primarily to invest resources in our banking businesses and in our fixed income business. Growth is expected to be coordinated with a focus on stronger and more stable returns on capital. Our growth in the past three years has been largely organic but was enhanced by three acquisitions. In recent years we have enhanced our market share in our traditional banking markets with targeted hires and marketing, expanded into contiguous southeast U.S. markets with similar characteristics, and expanded with commercial lending and private client banking in the Houston, Texas market. In the future, we may rely more on acquisitions if appropriate opportunities, within or outside of our current markets, present themselves, but expect to continue to nurture profitable organic growth as well. We believe that the successful execution of our strategy depends upon a number of key elements, including:

●	our ability to attract and retain customers in our banking market areas;

●	our ability to achieve and maintain stability in our earnings while pursuing new business opportunities;
●	in our fixed income business, our ability to maintain or strengthen our existing customer relationships while at the same time identifying and successfully executing upon opportunities to provide new or existing products and services to new or existing customers in the US and overseas;

●	our ability to maintain a high level of customer service while reducing our physical branch count due to changing customer demand, or while expanding or enhancing our existing information processing, technology, compliance, and other operational infrastructures effectively and efficiently;

●	our ability to manage the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions; and

●	our ability to manage effectively and efficiently the changes and adaptations necessitated by an increasingly complex and burdensome regulatory environment which continues to evolve rapidly.

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

One type of acquisition – a so-called “merger of equals” where the company we nominally acquire has similar size, operating contribution, or value as we – presents unique opportunities but also unique risks. Those special risks include:

●	the potential for elevated and duplicative operating expenses if we are unable to integrate the two companies efficiently in a reasonable amount of time;

●	a significant increase in the time horizon that may be needed before any substantial economies of scale are realized; and,

●	under current laws, the prospect of substantially increased regulatory burdens and costs if the combined company exceeds $50 billion in asset size.

Risks Related to Businesses We Exit

We may be unable to successfully implement the disposition of businesses or units which no longer fit our strategic plans. We could have closures and divestitures as we continue to adapt to a changing business and regulatory environment. Key risks associated with exiting a business include:

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

Legacy Mortgage Business Risks

We have significant risks from the mortgage-related businesses we have exited, including mortgage loan repurchase and loss-reimbursement risk, claims of improper foreclosure practices, claims of non-compliance with contractual and regulatory requirements, and higher default rates on loans made by our former businesses. In 2008 we exited our national mortgage and national specialty lending businesses. However, we still retain as assets a significant amount of loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. We retain the risk of liability to customers and contractual parties with whom we dealt in the course of operating those businesses. These legacy assets and obligations continue to impose risks on us. Key risks include:

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
largest purchasers of our mortgages prior to 2009. Although our expenses related to these matters have declined substantially, further new information could be received in the future resulting in further adjustments related to exposures not covered by the settlements. Our total repurchase and foreclosure provision expense was $299.3 million for 2012, $170.0 million for 2013, negative $4.3 million for 2014, and zero for 2015.

●	We are defending several litigation matters associated with claims arising out of our former mortgage securitization activities. The outcome of those matters is uncertain and possible losses could be material.

●	Although no such demand has yet been made of us, the trustee for those securitizations could demand repurchase of loans placed into securitizations if we breached contractual requirements or obligations, or if we are obligated to indemnify the trustee.

●	We have responded to investigations and inquiries by various parties, including government agencies, related to mortgage loans we originated. Inquiries have been wide ranging. A few have led to litigation. One investigation, involving the FHA insurance program, led to a settlement in 2015 of $212.5 million.

●	We could be subject to claims that foreclosures and other servicing-related actions taken by us, or on our behalf, were done improperly.

●	Many of the loans on our books from our former national businesses have experienced significantly higher default and loss rates compared to pre-recession years.

Other trends adverse to us may emerge from this legacy business. Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 57, “Repurchase and Foreclosure Liability” beginning on page 61, and “Repurchase and Foreclosure Liability” beginning on page 65 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the captions “RPL-Included First Horizon Branded Mortgage Securitization Litigation Matters,” “First Horizon Branded Mortgage Securitization Litigation Matters,” and “Legacy Home Loan Sales and Servicing” in Note 17 – Contingencies and Other Disclosures beginning on pages 133, 133, and 134, respectively, which is part of the material from our 2015 Annual Report that has been incorporated by reference into Item 8 of this report.

Although we sold our mortgage servicing business and many of our servicing assets in 2008, we have significant exposures related to the mortgage servicing obligations and assets which we retained after 2008, especially in relation to the subservicing arrangements we made between 2008 and the sale of substantially all our remaining servicing assets which we completed in 2014. Government authorities have announced substantial mortgage-related settlements with major U.S. and foreign banks. Regulations pertaining to servicing have been changed, imposing stricter duties and standards upon servicers. State or federal inquiries or investigations into our servicing and foreclosure activities may be commenced. We cannot predict the ultimate outcome of these inquiries, actions, or regulatory changes or the impact that they could have on our financial condition, results of operations, or business.

When we sold our origination and servicing businesses in 2008 we retained significant servicing obligations and assets. At that time we engaged as our subservicer the purchaser of our business. In 2011 that engagement expired and we engaged a new subservicer. Our 2008 subservicer experienced significant losses in connection with its servicing business. Our 2008 subservicer has informed us that it expects us to reimburse it for a significant portion of its losses and costs under our subservicing agreement. We disagree with our 2008 subservicer’s position and have made no reimbursements. We also believe that certain amounts billed us by agencies for penalties and curtailments of claims by the subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against us may be substantial.

Additional information concerning risks related to servicing and foreclosure practices and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase and Foreclosure Liability” beginning on page 61, “Foreclosure Practices” beginning on page 63, and “Repurchase and Foreclosure Liability” beginning on page 65 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Servicing and Foreclosure Exposures” in Note 17 – Contingencies and Other Disclosures, beginning on page 137 of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

Several large purchasers of mortgage-backed securities have filed suits against the trustees for those securitizations asserting new theories of liability. The trustee of our securitizations is one of the defendants in such a suit, and many of our securitizations are among those alleged to have been purchased by the plaintiffs. The claims for damages are based in part on allegations that the trustee did not properly or timely act against the originators of the securitizations or the servicers of the loans, and further assert that the trustee had affirmative duties to act which were not set forth in the legal trust documents. Some of the legal theories advanced are untested or unsettled. Although we are not a defendant in these proceedings, these complex suits may progress or evolve so as to compel us to defend ourselves or our trustee, and could create financial exposure for us.

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

An agency also could demand enhanced damages, including treble damages, under various federal laws. A number of federal laws, including the False Claims Act, provide for substantial recoveries and penalties if false information is provided to a federal agency, and also provide that private citizens may sue in the name of the agency and obtain a portion of any recovery as a bounty. Some of these laws provide legal avenues for a wide variety of governmental agency claims, while others can have a narrower focus but include non-governmental claims. In some cases the laws provide for bounties if the government agency obtains a recovery. It is possible that suits under the False Claims Act or another law may be brought regarding our past financial business activities, such as mortgage originations, sales, securitizations, or servicing, either by a federal agency, by another party to those activities, or by an unrelated private person interested in pursuing the bounty. In 2012 we settled a private action of that sort related to a portion of our past VA lending, and in 2015 we settled with government agencies regarding our FHA lending. Currently we are defending another private action of that sort on appeal, having obtained a dismissal of the case in the lower court.

Additional information concerning these government program risks, all of which is incorporated into this Item 1A by this reference, is set forth under the caption “Legacy Home Loan Sales and Servicing” in Note 17 – Contingencies and Other Disclosures beginning on page 134 of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

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

Credit Risks

We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary over time. Since 2007 our credit charge-offs, especially related to lending, increased to historically high levels. Net charge-offs were $131.8 million in 2007, and increased to $572.8 million and $832.3 million in 2008 and 2009, respectively. Beginning in

2010, net charge-offs began to decline, reaching $48.4 million in 2014 and $31.2 million in 2015. In recent years, our loan loss reserves also have declined from high levels. The allowance for loan loss was $210.2 million as of December 31, 2015, down substantially from $896.9 million and $849.2 million at year-end 2009 and 2008, respectively.

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

We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption “Accounting Risks” beginning on page 31, these guidelines and rules could change and cause provision expense or charge-offs to increase, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve, OCC, or other banking regulators.

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

A significant subset of our home equity lines of credit were originated prior to our national platform sale in

2008. A large number of those loans will be switching in the next few years from interest-only payments to full amortization payments (principal and interest combined). In reserving for potential loss in this portfolio we model an increased rate of default associated with the higher monthly payment requirements when that switch occurs. Our modeling is based, among other things, on our experience with this portfolio, but risk remains that actual default rates could exceed our modeling.

The prolonged low-interest rate environment has created a challenge for us and other banks to balance taking on higher risk against the need for income or yield. This challenge applies not only to credit risk in our lending activities but also to default and rate risks regarding our investments which, as they mature, are reinvested at current rates.

The composition of our loan portfolio inherently increases our sensitivity to certain credit risks. At December 31, 2015, approximately 59% of total loans consisted of the commercial, financial, and industrial (C&I) category, while approximately 27% consisted of the consumer real estate category.

The largest component of the C&I category at year end was loans to finance and insurance companies, a component which represented about 21% of the C&I category at that time. The second largest component was loans to mortgage companies. As a result, approximately 37% of the C&I category was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions, than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.

The consumer real estate category contains a number of concentrations which affect credit risk assessment of the category.

●	Product concentration. The consumer real estate category consists primarily of home equity lines of credit, and much of the remainder consists of consumer installment loans.

●	Collateral concentration. This entire category is secured by residential real estate. Approximately 38% of the category consists of loans secured on a second-lien basis.

●	Geographic concentration. At year end about 64% of the category related to Tennessee customers,

7% related to California, and no other state represented more than 3% of the category.

●	Legacy concentration. A significant part of the consumer category still consists of loans originated before 2009 by our legacy national mortgage lending business. Those are loans we originated and did not sell and loans we have repurchased in the course of resolving repurchase claims with loan buyers. Our legacy loans have been shrinking in recent years, but remain substantial.

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

Our exposure to the volatile oil & gas industry is modest but growing. Our Houston office, opened in 2014, specializes in commercial lending and private banking. Commercial lending in that office significantly focuses on three categories: energy, commercial real estate (CRE), and commercial, financial, & industrial (C&I). Much of our Houston business is connected, at least in part, to the energy industry, especially oil and gas production and distribution. Although at year-end the amount of total loans outstanding in the Houston office were financially small in relation to our total loan portfolio, our Houston office is new and growing. In addition to general credit and other risks mentioned elsewhere in this Item 1A, the energy business and related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. Starting in late 2014 and continuing (to date) into early 2016, oil prices have fallen substantially, putting financial pressure on businesses in that industry, especially highly leveraged businesses. Although there was little financial impact from that price decline on our overall loan business at year-end, continued volatility in oil prices might impact the future financial performance and growth of our Houston-based lending business.

Additional information concerning credit risks and our management of them is set forth under the captions “Asset Quality—Trend Analysis of 2015 Compared to 2014” beginning on page 26, “Credit Risk Management” beginning on page 51, and “Allowance for Loan Losses” beginning on page 64 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

A serious information technology security (cybersecurity) breach can cause significant damage and at the same time be difficult to detect even after it occurs. Among other things, that damage can occur due to outright theft of funds, fraud or identity theft perpetrated on customers, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be employees, customers, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. Because of the potentially very serious consequences associated with these risks, our electronic systems and their upgrades need to address internal and external security concerns to a high degree, and our systems have to comply with applicable banking and other regulations pertaining to bank safety and customer protection. Although many of our defenses are systemic and highly technical, others are much older and more basic. For example, periodically we train all our employees to recognize red flags associated with fraud, theft, and other electronic crimes, and we educate our customers as well through regular and episodic security-oriented communications. We expect our systems and regulatory requirements to continue to evolve as technology and criminal techniques also continue to evolve.

The operational functions we outsource to third parties may experience similar disruptions that could adversely impact us and over which we may have limited control and, in some cases, limited ability to obtain quickly an alternate vendor. To the extent we rely on third party vendors to perform or assist operational functions, the challenge of managing the associated risks becomes more difficult.

The operational functions of business counterparties may experience disruptions that could adversely impact us and over which we may have limited or no control. For example, in recent years several major U.S. retailers experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of millions of customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including our Bank. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to our Bank and our customers, and our ability to recoup our losses may be limited legally or practically in many situations. Other possible points of incursion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Failure to build and maintain the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Operational Risk Management” beginning on page 51 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

Competition for talent is substantial and increasing. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our best talent will leave us and we will be unable to replace those persons effectively.

Incentives might operate poorly or have unintended adverse effects. Incentive programs are difficult to design well, and even if well-designed often they must be updated to address changes in our business. A poorly designed incentive program – where goals are too difficult, too easy, or not well related to desired outcomes – could provide little useful motivation to key employees, could increase turnover, and could impact customer retention. Moreover, even where those pitfalls are avoided, incentive programs may create unintended adverse consequences. For example, a program focused entirely on revenue production, without proper controls, may result in costs growing faster than revenues.

Service Risks

We provide a wide range of services to customers, and the provision of these services may create claims against us that we provided them in a manner that harmed the customer or a third party, or was not compliant with applicable laws or rules. Our services include lending, fiduciary, custodial, depositary, funds management, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions “Operational Risk Management” and “Compliance Risk Management”, both beginning on page 51 of the Management’s Discussion and Analysis of Financial

Condition and Results of Operations section of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

Regulatory, Legislative, and Legal Risks

The regulatory environment is challenging, and the regulatory impacts on us have become more restrictive and more costly. We operate in a heavily regulated industry. The regulatory environment has changed significantly in the past ten years, and our regulatory burdens generally have increased, as a result of macro events affecting traditional banking, mortgage banking, and financial markets generally. Heightened levels of regulatory change are likely to continue for at least the next several years.

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

The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.

We and our Bank both are required to maintain certain regulatory capital levels and ratios. Those requirements have increased recently. In 2013 regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III.” The revised standards emphasize Common Equity Tier 1 Capital, restrict eligibility criteria for regulatory capital instruments, and make more stringent the methodology for calculating risk-weighted assets. The revised standards began to apply to us January 1, 2015. The old (2014) and new (2015) standards are discussed in Item 1 of this report above, in tabular and narrative form, under the caption “Capital Adequacy” starting on page 7.

Pressures to maintain appropriate capital levels and address business needs in a persistently weak economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions that have occurred in the past ten years include the elimination in 2008 of our twenty cents per share quarterly common cash dividend (which was reinstated at one cent per share in 2011, has since been increased three times, and will be seven cents starting April 2016) along with two sales of our common stock and the issuance of a common stock warrant. Other such actions could include the issuance of participating preferred stock, securities convertible into common or participating stock, or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.

Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions “Capital Adequacy” and “Prompt Corrective Action (PCA)” in Item 1 of this report beginning on pages 7 and 8, respectively; under the captions “Capital - 2015 Compared to 2014,” “Capital Management and Adequacy,” and “Market Uncertainties and Prospective Trends” beginning on pages 23, 51, and 63, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Regulatory Capital” in Note 12 – Regulatory Capital and Restrictions, beginning on page

123 of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

We are required to conduct and submit annual stress tests, the outcomes of which could further increase our capital requirements and could damage our ability to obtain credit and our reputation. Stress testing processes require banks to estimate the impact on capital, liquidity, and other measures of safety of certain assumed environmental shocks. A failure to satisfy regulatory stress testing, or another significant risk management standard, could result in the imposition of operating restrictions on us and require us to raise capital, which could adversely affect operating results or be dilutive to our shareholders. In addition, a summary of a portion of the stress results must be made public. A poor result could impact our ability to borrow funds and our reputation generally.

New regulatory initiatives under Dodd-Frank and otherwise may have unintended adverse impacts upon us or the industry. For example, stress testing includes “rate shocks” which model the financial impact of sudden large increases in market interest rates upon us. In practical effect this encourages banks to shorten the “duration” of their assets (loans and investments), discouraging long-term assets. Shortening duration should improve a bank’s ability to withstand a very large rate shock. However, it also can reduce the effective yield a bank receives from its assets, which would put downward pressure on revenues, margins, and earnings.

Legal disputes are an unavoidable part of business; the outcome of litigation cannot be predicted with any certainty. We face the risk of litigation from customers, employees, vendors, contractual parties, and other persons, either singly or in class actions, and from federal or state regulators. We manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

Typically we are unable to estimate our loss exposure from claims against us until relatively late in the litigation process, which can make our financial recognition of loss from litigation unpredictable and highly uneven from one period to the next. Currently we are defending a number of legal matters. For most of them we have established either no reserve or no significant reserve. Financial accounting guidance requires that litigation loss be both estimable and probable before a reserve may be established (recorded as a liability on our balance sheet). For most litigation matters, under that guidance reserves typically are not established until after preliminary motions to dismiss or narrow the case are resolved, after discovery is substantially in process, and (in many cases) after preliminary overtures regarding settlement have occurred. Potentially significant cases often are pending for years before any loss is recognized and a reserve is established. Moreover, it is not uncommon for a case to experience relatively little progress toward resolution for a long period followed by a brief period of rapid development. Lastly, although most cases are resolved with little or no loss to us, for the others loss typically is recognized either all at once (near the time of resolution) or very unevenly over the life of the case.

Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption “Legacy Mortgage Business Risks” beginning on page 20 of this report; under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations,” “Repurchase and Foreclosure Liability,” “Market Uncertainties and Prospective Trends,” and “Contingent Liabilities” beginning on pages 57, 61, 63, and 68, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Contingencies” in Note 17 – Contingencies and Other Disclosures, beginning on page 132 of our 2015 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

Risks of Expense Control

Our ability to successfully manage expenses is important to our long-term survival and prosperity but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change, either by expansion or contraction, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. The importance of managing expenses has been amplified in the current slow growth, low net interest margin business environment. Overall, our noninterest expenses have been improving: in 2011, 2012, 2013, 2014, and 2015 noninterest expense was $1,276.5 million, $1,369.5 million, $1,148.5 million, $832.5 million, and $1,053.8 million, respectively.  Volatility in noninterest expense has been significantly affected by increasingly idiosyncratic charges related to legacy mortgage activities as discussed in this Item 1A under the caption “Legacy Mortgage Business Risks” beginning on page 20.

We manage controllable expenses and risk through a variety of means, including selectively outsourcing or multi-sourcing various functions and procurement coordination and processes. In recent years we have actively sought to make strategic businesses more efficient primarily by investing in technology, re-thinking and right-sizing our physical facilities, and re-thinking and right-sizing our workforce and incentive programs. These efforts usually entail additional near-

term expenses in the form of technology purchases and implementation, facility closure or renovation costs, and severance costs, while expected benefits typically are realized with some uncertainty in the future.

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

Insurance

Our property and casualty insurance may not cover or may be inadequate to cover the risks that we face, and we are or may be adversely affected by a default by the insurers that provide us mortgage and bank-owned life insurance.

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

Liquidity and Funding Risks

Liquidity is essential to our business model and a lack of liquidity or an increase in the cost of liquidity may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2014 and 2015 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.

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

The market among banks for deposits may be impacted as a result of the relatively new Basel III capital rules. Those rules generally provide favorable treatment for core deposits. Moreover, institutions with more than $50 billion of assets are required to maintain a minimum Liquidity Coverage ratio. Larger banks covered by this rule may be incented to compete for core deposits to an unexpected extent. Although smaller banks, like ours, are not directly impacted by this rule, if some large banks in our markets take aggressive actions we could lose deposit share or be compelled to adjust our deposit pricing and practices in ways that could increase our costs.

We also depend upon financing from private institutional or other investors by means of the capital markets. In 2014 we issued $400 million of senior bank notes due 2019, and in 2015 we issued $500 million of senior notes due 2020. The 2015 notes refinanced an earlier five-year notes issue. Presently we believe we could access the capital markets again if we desired to do so. Risk remains, however, that capital markets may become unavailable to us for reasons beyond our control.

A number of more general factors could make funding more difficult, more expensive, or unavailable on affordable terms, including, but not limited to, our financial results, organizational or political changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control.

Events affecting interest rates, markets, and other factors may adversely affect the demand for our products and services in our fixed income business.  As a result, disruptions in those areas may adversely impact our earnings in that business unit.

Credit Ratings

Our credit ratings directly affect the availability and cost of our unsecured funding. The Corporation and the Bank currently receive ratings from several rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. In recent years we have experienced downgrades and upgrades by the various agencies at various times. At December 31, 2015, two of the three rating agencies rated the unsecured senior debt of the Corporation as investment grade, and all three rated such debt of the Bank as investment grade, although we were at or near the lowest levels of investment grade. The ratings outlook from one of the ratings agencies was positive, and from the other two was stable, for both the Corporation and the Bank. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

Reductions in our credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. At this time, those of our ISDA master agreements which have ratings triggers reference the lower of S&P’s or Moody’s ratings. Based on those ratings, for some time we have been required to post collateral in the amount of our derivative liability positions with most derivative counterparties. Should a credit rating downgrade occur, the maximum additional collateral we would have been required to post is approximately $1 million as of December 31, 2015.

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

A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and fixed income businesses. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are nearly equal to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve normally is positively sloped. However, the yield curve can be relatively flat or inverted for short or even protracted periods. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our fixed income business. A goal and effect of certain actions by the Federal Reserve over the past few years has been to flatten the yield curve, and our net interest margin has declined over this period.

Expectations by the market regarding the direction of future interest rate movements can impact the demand for fixed income investments which in turn can impact the revenues of our fixed income business. That risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.

Securities Inventories and Market Risks

The trading securities inventories we hold in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory positions for purposes of distributions to customers, and we are exposed to certain market risks attributable principally to credit risk and interest rate risk associated with fixed-income securities. We manage the risks of holding inventories of securities through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Fixed income trading securities (long positions) were $.9 billion at year-end 2015, $1.2 billion at year-end 2014, and $.8 billion at year-end 2013. Trading liabilities (short positions) were $100.0 million, $594.3 million, and $368.3 million at December 31, 2015, 2014, and 2013, respectively. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Market Risk Management” beginning on page 49 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2015 Annual Report, which is part of the material from that Report that has been incorporated by reference into Item 7 of this report.

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

An example of that linkage is our obligation to fund our pension plan so that it may satisfy benefit claims in the future. To a substantial extent the pension plan invests its assets in marketable securities, primarily fixed income but also equities. Our pension funding obligations generally depend upon actuarial estimates of benefits claims, the discount rate used to estimate the present values of those claims, and actuarial estimates of future plan asset values. Our obligations to fund the plan can be affected by changes in any of those three factors. Accordingly, our obligations diminish if the plan’s investments perform well or if estimates are changed anticipating better performance, and can grow if those investments perform poorly or if expectations worsen. A rise in interest rates is likely to negatively impact the values of fixed income assets held in the plan, would result in an increase in the discount rate used, and also could negatively impact the stock market generally. Similarly, our obligations can be impacted by changes in mortality tables or other actuarial inputs.

Changes in our funding obligation generally translate into positive or negative changes in our pension expense over time, which in turn affects our financial performance. Although our obligations and expenses relative to the plan can be affected by many other things, including changes in our participating employee population and changes to the plan itself, declines in market performance tend to increase our obligations to fund the pension plan. Although we have taken actions intended to moderate future volatility in this area, risk of some level of volatility is unavoidable. That risk of volatility would be amplified if certain actuarial assumptions change adversely, especially the discount rate used to estimate the projected benefit obligation, or if the accounting rules regarding pension liability estimates change adversely.

Our hedging activities may be ineffective, may not adequately hedge our risks and are subject to credit risk. In the normal course of our businesses we attempt to create partial or full economic hedges of various, though not all, financial risks. For example: our fixed income unit manages interest rate risk on a portion of its trading portfolio with short positions, futures, and options contracts; and, we use derivatives, including swaps, swaptions, caps, forward contracts, options, and collars, that are designed to moderate the impact on earnings as interest rates change. Generally, in the latter example these hedged items include certain term borrowings and certain held-to-maturity loans.

Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

Accounting Risks

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length. Currently those include: the level of reserves for loan repurchase, make-whole, and foreclosure losses; the valuation of our deferred tax assets; and the valuation of our goodwill. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our goodwill or other assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, we are entirely unable to make estimates until fairly late in a lengthy process.

We lack first-hand visibility regarding certain loans, other assets, or liabilities which increases the risk that our estimates may be inaccurate. For example, interagency supervisory guidance related to practices for loans and lines of credit secured by junior liens on 1-4 family residential properties requires that the performance of the first lien should be considered when assessing the collectability and inherent loss of a performing junior lien. Additionally, the OCC has clarified that an institution’s income recognition policy should incorporate management’s consideration of all reasonably available information including, for junior liens, the performance of the associated senior liens as well as trends in other credit quality indicators. We own and service a consumer real estate portfolio that is primarily composed of home equity lines and installment loans. As of December 31, 2015, that amount was $4.8 billion. As of December 31, 2015, approximately $1.7 billion or 35 percent of the consumer real estate portfolio consisted of stand-alone second liens. We own or service approximately 8 percent of the first liens that are senior to these stand-alone second liens. We are not able to actively monitor the performance status of the first liens that are serviced by others. We obtain first lien performance information from third parties and through loss mitigation activities, and we place a stand-alone second lien loan on nonaccrual if we discover that there are performance issues with the first lien loan. It is possible that if our evaluation methods change or information sources otherwise improve our additions to nonperforming loans may be material.

A reduction in our taxable earnings outlook could adversely affect the value of our deferred tax asset, as could a reduction in our corporate income tax rate. We have a net deferred tax asset accumulated during recent years. At December 31, 2015 our gross deferred tax asset after valuation allowance was approximately $352.6 million and the net deferred tax asset was approximately $259.3 million. The value of our deferred tax asset depends in part upon our estimation of our ability to realize the asset during applicable future periods and upon our estimate of our effective tax rate. A significant adverse change in our taxable earnings outlook could result in an impairment of the value of our deferred tax asset. Also, U.S. federal or state tax rate reductions could result in impairment.

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

Risks of Holding our Stock

The principal source of cash flow to pay dividends on our stock is dividends and distributions from the Bank, and the Bank cannot currently pay dividends to us without regulatory approval. We primarily depend upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred stockholders. Regulatory constraints may prevent the Bank from declaring and paying dividends to us in 2016 without regulatory approval. Applying the applicable regulatory rules, as of December 31, 2015 and 2014, the Bank had negative $192.8 million and negative $75.7 million, respectively, available for dividends. On January 1, 2016, the Bank’s total amount available for dividends was negative $142.0 million. That amount will improve during 2016 only to the extent that the Bank’s earnings for the year exceed preferred and any common dividends for the year.

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

At December 31, 2015, we believe our physical properties are suitable and adequate for the businesses we conduct.

ITEM 3. LEGAL PROCEEDINGS

The “Contingencies” section from Note 17 (Contingencies and Other Disclosures) to the Consolidated Financial Statements appearing on pages

132-137 of our 2015 Annual Report to shareholders is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

The following is a list of our executive officers, along with certain supplemental information, all presented as of January 31, 2016. The executive officers generally are appointed at the April meeting of our

Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
John M. Daniel Age: 61	Executive Vice President – Chief Human Resources Officer of the Corporation and the Bank (2006)
Mr. Daniel joined FHN as the Executive Vice President in charge of human resources in 2006. From January 2001 to September 2006, Mr. Daniel was the Executive Vice President in charge of human resources for Regions Financial Corporation.
Jeff L. Fleming Age: 54	Executive Vice President – Chief Accounting Officer of the Corporation and the Bank (2012); principal accounting officer
Mr. Fleming became Executive Vice President – Chief Accounting Officer in 2012. He first joined FHN in the Accounting Division in 1984. From 2010 to 2011 he was Executive Vice President – Corporate Controller, from 2008 to 2010 he was Senior Vice President – Corporate Controller and from 2004 to 2008 he was Senior Vice President – Director of Corporate Accounting.
D. Bryan Jordan Age: 53	President and Chief Executive Officer (2008) and Chairman of the Board (2012) of the Corporation and the Bank; principal executive officer
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
Michael E. Kisber Age: 56	President – FTN Financial of the Corporation and the Bank (2011)
Mr. Kisber became President of the Bank’s FTN Financial division in 2011. He joined FTN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President. In 2008 he became Director of Fixed Income for FTN.
William C. Losch III Age: 45	Executive Vice President – Chief Financial Officer of the Corporation and the Bank (2009); principal financial officer
Mr. Losch joined FHN as Executive Vice President – Chief Financial Officer in 2009. From 1998 to 2009, Mr. Losch was with Wachovia Corporation. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to 2009.
34

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
David T. Popwell Age: 55	President – Banking of the Corporation and the Bank (2013)
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
Susan L. Springfield Age: 51	Executive Vice President – Chief Credit Officer of the Corporation and the Bank (2013)
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
Charles T. Tuggle, Jr. Age: 67	Executive Vice President – General Counsel of the Corporation and the Bank (2008)
Mr. Tuggle became Executive Vice President – General Counsel in 2008. From 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FTN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FTN Financial. From 1998 to 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.
Yousef A. Valine Age: 56	Executive Vice President – Chief Risk Officer of the Corporation and the Bank (2010)
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
35

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2015, there were 5,768 shareholders of record of our common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)	the Summary of Quarterly Financial Information (Table 33)(page 70), the Selected Financial and Operating Data table (page 2), and the “Liquidity Management” subsection (beginning on page 54) of the Management’s Discussion and Analysis of
Financial Condition and Results of Operations section contained in our 2015 Annual Report to shareholders,

(ii)	the “Restrictions on dividends” section within Note 12 – Regulatory Capital and Restrictions beginning on page 124 of the 2015 Annual Report to shareholders, and

(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 6 and 7, respectively, of Item 1 of this report on Form 10-K.

Sales of Unregistered Common and Preferred Stock

Not applicable.

Repurchases by Us of Our Common Stock

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

Additional information concerning repurchase activity during the final three months of 2015 is presented in Table 11, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section appearing on pages 25-26 of our 2015 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is incorporated herein by reference to the Selected Financial and

Operating Data table appearing on page 2 of our 2015 Annual Report to shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the Glossary and Acronyms sections, and the Consolidated Historical Statements of

Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-78 and 184-187 of our 2015 Annual Report to shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated herein by reference to Note 22—Derivatives to the Consolidated Financial Statements, and to the “Market Risk Management” and “Interest Rate Risk Management” subsections of the Management’s

Discussion and Analysis of Financial Condition and Results of Operations section, which appear, respectively, on pages 156-161 and on pages 49-50 and 52-53 of our 2015 Annual Report to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, the Reports of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the notes thereto, and Table 33, Summary of Quarterly Financial Information, appearing, respectively, on pages 79-183 and on page 70 of our 2015 Annual Report to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by the annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Reports on Internal Control over Financial Reporting. The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 79-80 of our 2015 Annual Report to shareholders and are incorporated herein by this reference.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item as it relates to directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and audit committee financial experts is incorporated herein by reference to the “Corporate Governance & Board Matters” section and the “Vote Item No. 1—Election of Directors” section of our 2016 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report). The information required by this Item as it relates to our executive officers is incorporated herein by reference to the information provided under the heading “Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report. The information required by this Item as it relates to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2016 Proxy Statement.

In 2015 there were no material amendments to the procedures, described in our 2016 Proxy Statement, by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks & Insider Participation,” “Compensation Discussion & Analysis,” “Recent Compensation,” “Post-Employment Compensation,” and “Director Compensation” sections of our 2016 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is provided in our 2016 Proxy Statement under the caption “Compensation Committee Report.” That information is not “filed” with this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The information required by this Item pursuant to Item 201(d) of Regulation S-K is incorporated herein by reference to the “Equity Compensation Plan Information” section of the Corporation’s 2016 Proxy Statement, immediately following Vote Item No. 3.

Beneficial Ownership of Corporation Stock

The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of our 2016 Proxy Statement.

Change in Control Arrangements

FHN is not aware of any arrangements which may result in a change in control of FHN.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated herein by reference to the “Independence & Categorical Standards” and the “Transactions with Related Persons” sections of our 2016 Proxy Statement, which sections are incorporated herein by reference. Our independent directors and nominees are identified in the second paragraph of the “Independence & Categorical Standards” section of our 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has a policy providing for pre-approval of all audit and non-audit services to be performed by our registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the SEC. Services either may be approved in advance by the Audit Committee specifically on a case-by-case basis (“specific pre-approval”) or may be approved in advance (“advance pre-approval”). Advance pre-approval requires the Committee to identify in advance the specific types of service that may be provided and the fee limits applicable to such types of service, which limits may be expressed as a limit by type of service or by category of services. All requests to provide services that have been pre-approved in advance must be submitted to the Chief Accounting Officer prior to the provision of such services for a determination that the service to be provided is of the type and within the fee limit that has been pre-approved. Unless the type of service to be provided by our registered public accounting firm has received advance pre-approval under the policy and the fee for such service is within the limit pre-approved, the service will require specific pre-approval by the Committee. Subject to specified limitations, the chair of the Audit Committee may exercise the Committee’s approval powers.

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

Information regarding fees billed to FHN by KPMG LLP for the two most recent fiscal years is incorporated herein by reference to the section of our 2016 Proxy Statement captioned “Vote Item No. 5 – Ratification of Appointment of Auditors.” No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements and related Reports

Page 82*	1.	Consolidated Statements of Condition as of December 31, 2015 and 2014.

Page 83*	2.	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

Page 84*	3.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

Pages 85-86*	4.	Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013.

Page 87*	5.	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

Pages 88-183*	6.	Notes to Consolidated Financial Statements

Page 79*	7.	Report of Management on Internal Control over Financial Reporting

Pages 80-81*	8.	Reports of Independent Registered Public Accounting Firm

*	The consolidated financial statements of FHN, the notes thereto, and the reports of management and independent public accountants, as listed above, are incorporated herein by reference to the indicated pages of FHN’s 2015 Annual Report to shareholders.

Financial Statement Schedules

Not applicable.

Exhibits

A complete list of exhibits to this report on Form 10-K is provided in the Exhibit Index immediately following the Signatures part of this report, beginning on page 44. The Exhibit Index is incorporated into this Item 15 by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 25, 2016	By:	/s/ William C. Losch III
William C. Losch III, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date	Signature*	Title	Date
D. Bryan Jordan D. Bryan Jordan	President, Chief Executive Officer, Chairman of the Board, and a Director (principal executive officer)	February 25, 2016	William C. Losch III William C. Losch III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 25, 2016
			Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	February 25, 2016
John C. Compton John C. Compton	Director	February 25, 2016	Mark A. Emkes Mark A. Emkes	Director	February 25, 2016
Corydon J. Gilchrist Corydon J. Gilchrist	Director	February 25, 2016	Vicky B. Gregg Vicky B. Gregg	Director	February 25, 2016
R. Brad Martin R. Brad Martin	Director	February 25, 2016	Scott M. Niswonger Scott M. Niswonger	Director	February 25, 2016
Vicki R. Palmer Vicki R. Palmer	Director	February 25, 2016	Colin V. Reed Colin V. Reed	Director	February 25, 2016
Cecelia D. Stewart Cecelia D. Stewart	Director	February 25, 2016	Luke Yancy III Luke Yancy III	Director	February 25, 2015

*By:	/s/ Clyde A. Billings, Jr.	February 25, 2016
Clyde A. Billings, Jr.
As Attorney-in-Fact
43

EXHIBIT INDEX

Each exhibit marked + is filed herewith.

Each exhibit marked * represents a management contract or compensatory plan or arrangement required to be identified as such and filed as an exhibit.

Each exhibit marked ** is “furnished” pursuant to 18 U.S.C. Section 1350 and is not “filed” as part of this Report or as a separate disclosure document.

The phrase “2015 named executive officers” refers to those executive officers whose 2015 compensation is described in FHN’s 2016 Proxy Statement.

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

Organization and Capitalization Exhibits

3.1

Restated Charter of FHN, incorporated herein by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated May 1, 2013.

3.2

Bylaws of First Horizon National Corporation, as amended and restated effective January 26, 2016, incorporated herein by reference to Exhibit 3.1 to FHN’s Current report on Form 8-K dated January 26, 2016.

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

*10.2(b)

Form of Performance Stock Units Grant Notice [2013], incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.2(c)

Form of Grant Notice for Performance Stock Units – Core ROE Rank [2014], incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.2(d)

Form of Grant Notice for Performance Stock Units – Total Corporate Performance [2014], incorporated herein by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.2(e)

Form of Grant Notice for Executive Performance Stock Units [2015], incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

*10.3(d)

Form of Executive Stock Option Grant Notice [2011], incorporated herein by reference to Exhibit 10.5(s) to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.3(e)

Form of Executive Stock Option Grant Notice [2012], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.3(f)

Form of Executive Stock Option Grant Notice [2013], incorporated herein by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.3(g)

Form of Grant Notice for Executive Stock Options [2014], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.3(h)

Form of Grant Notice for Executive Stock Options [2015], incorporated herein by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

*10.4(c)

Form of MIP-Driven Restricted Stock Grant Notice [2012], incorporated herein by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.4(d)

Form of MIP-Driven Restricted Stock Grant Notice [2013], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(e)

Form of Executive Retention Restricted Stock Grant Notice [2013], incorporated herein by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(f)

Form of Grant Notice for Executive Restricted Stock Units [2014], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.4(g)

Form of Grant Notice for Executive Restricted Stock Units [2015], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

*10.4(h)

Form of Grant Notice for Executive Retention Restricted Stock [2015], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

*10.4(i)

Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*Management Cash Incentive Plan Documents

*10.5(a)

Management Incentive Plan (as amended and restated January 17, 2012), incorporated by reference to Appendix C to FHN’s Proxy Statement for its annual meeting on April 17, 2012, formerly known as 2002 Management Incentive Plan.

*10.5(b)

Capital Markets Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6(c) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Certain information in this exhibit has been omitted pursuant to a request for confidential treatment. The omitted information has been submitted separately to the Securities and Exchange Commission. In accordance with FHN’s bylaws, FHN’s Board Compensation Committee’s charter, and action of that Committee on July 18, 2006, the annual incentive bonus to the head of the capital markets unit [currently President – FTN Financial, head of the Fixed Income segment] is subject to final review and approval by the Chief Executive Officer and by the Compensation Committee.

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

*Documents Related to Other Deferral Plans and Programs

*10.7(a)

Directors and Executives Deferred Compensation Plan, as amended and restated, incorporated herein by reference to Exhibit 10(h) to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and form of individual agreement, incorporated herein by reference to Exhibit 10(h) to FHN’s 1996 Annual Report on Form 10-K.

*10.7(b)

Form of Amendment to Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1(a3) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(c)

Rate Applicable to Participating Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

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

*10.8(g) +

List of Certain Benefits Available to Executive Officers.

*10.8(h) +

Description of 2016 Salary Rates for 2015 Named Executive Officers.

Other Material Contract Exhibits

[reserved]

Other Exhibits

12 +

Consolidated ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends, and information regarding computation of those ratios

13 +

Pages 1 through 188 of the First Horizon National Corporation 2015 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

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

101 +

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL:

(i)	Consolidated Statements of Condition at December 31, 2015 and 2014
(ii)	Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013
(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013
(iv)	Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014, and 2013
(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
(vi)	Notes to the Consolidated Financial Statements

101.INS +

XBRL Instance Document

101.SCH +

XBRL Taxonomy Extension Schema

101.CAL +

XBRL Taxonomy Extension Calculation Linkbase

101.DEF +

XBRL Taxonomy Extension Definition Linkbase

101.LAB +

XBRL Taxonomy Extension Label Linkbase

101.PRE +

XBRL Taxonomy Extension Presentation Linkbase

