Form 10-Q
period 2016-03-31
FIRST HORIZON NATIONAL CORP
filed 2016-05-06
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2016
Common Stock, $.625 par value	232,547,029

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	March 31		December 31
(Dollars in thousands, except per share amounts)(Unaudited)	2016	2015	2015
Assets:
Cash and due from banks	$280,625	$282,800	$300,811
Federal funds sold	34,061	43,052	114,479
Securities purchased under agreements to resell (Note 15)	767,483	831,541	615,773

Total cash and cash equivalents	1,082,169	1,157,393	1,031,063

Interest-bearing cash	951,920	438,633	602,836
Trading securities	1,226,521	1,532,463	881,450
Loans held-for-sale (a)	116,270	133,958	126,342
Securities available-for-sale (Note 3)	4,014,405	3,672,331	3,929,846
Securities held-to-maturity (Note 3)	14,326	4,299	14,320
Loans, net of unearned income (Note 4) (b)	17,574,994	16,732,123	17,686,502
Less: Allowance for loan losses (Note 5)	204,034	228,328	210,242

Total net loans	17,370,960	16,503,795	17,476,260

Goodwill (Note 6)	191,307	145,932	191,307
Other intangible assets, net (Note 6)	24,915	28,220	26,215
Fixed income receivables	114,854	190,662	63,660
Premises and equipment, net (March 31, 2016 includes $10.8 million classified as held-for-sale)	274,347	301,069	275,619
Real estate acquired by foreclosure (c)	24,521	39,776	33,063
Derivative assets (Note 14)	165,007	148,153	104,365
Other assets	1,392,160	1,416,635	1,436,291

Total assets	$26,963,682	$25,713,319	$26,192,637

Liabilities and equity:
Deposits:
Savings	$7,921,344	$7,428,000	$7,811,191
Time deposits	763,897	792,914	788,487
Other interest-bearing deposits	5,371,864	4,939,240	5,388,526
Certificates of deposit $100,000 and more	553,534	417,503	443,389

Interest-bearing	14,610,639	13,577,657	14,431,593
Noninterest-bearing	5,717,195	5,060,897	5,535,885

Total deposits	20,327,834	18,638,554	19,967,478

Federal funds purchased	588,413	703,352	464,166
Securities sold under agreements to repurchase (Note 15)	425,217	309,297	338,133
Trading liabilities	738,653	813,141	566,019
Other short-term borrowings	96,723	158,745	137,861
Term borrowings	1,323,749	1,570,646	1,312,677
Fixed income payables	56,399	91,176	23,072
Derivative liabilities (Note 14)	146,297	133,273	108,339
Other liabilities	617,449	795,878	635,306

Total liabilities	24,320,734	23,214,062	23,553,051

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock—Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share—(shares authorized—1,000; shares issued—1,000 on March 31, 2016, March 31, 2015 and December 31, 2015)	95,624	95,624	95,624
Common stock—$.625 par value (shares authorized—400,000,000; shares issued—232,547,029 on March 31, 2016; 233,498,534 on March 31, 2015; and 238,586,637 on December 31, 2015)	145,342	145,937	149,117
Capital surplus	1,371,397	1,370,711	1,439,303
Undivided profits	905,595	760,713	874,303
Accumulated other comprehensive loss, net (Note 8)	(170,441)	(169,159)	(214,192)

Total First Horizon National Corporation Shareholders’ Equity	2,347,517	2,203,826	2,344,155

Noncontrolling interest	295,431	295,431	295,431

Total equity	2,642,948	2,499,257	2,639,586

Total liabilities and equity	$26,963,682	$25,713,319	$26,192,637

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” See Note 1—Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	March 31, 2016 and 2015 and December 31, 2015 include $22.0 million, $23.8 million and $22.4 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.
(b)	March 31, 2016 and 2015 and December 31, 2015 include $31.2 million, $28.0 million and $29.7 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate properties in process of foreclosure.
(c)	March 31, 2016 and 2015 and December 31, 2015 include $11.7 million, $17.5 million and $14.6 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars and shares in thousands except per share data, unless otherwise noted)(Unaudited)	2016	2015
Interest income:
Interest and fees on loans (three months ended March 31, 2016 includes $.6 million of income associated with cash flow hedges reclassified from accumulated other comprehensive income)	$158,423	$143,897
Interest on investment securities available-for-sale	24,474	22,834
Interest on investment securities held-to-maturity	197	66
Interest on loans held-for-sale	1,261	1,491
Interest on trading securities	7,751	9,101
Interest on other earning assets	1,558	679

Total interest income	193,664	178,068

Interest expense:
Interest on deposits:
Savings	4,190	3,307
Time deposits	1,112	1,432
Other interest-bearing deposits	2,304	957
Certificates of deposit $100,000 and more	1,211	882
Interest on trading liabilities	4,039	3,914
Interest on short-term borrowings	1,128	1,046
Interest on term borrowings	7,606	9,664

Total interest expense	21,590	21,202

Net interest income	172,074	156,866
Provision for loan losses	3,000	5,000

Net interest income after provision for loan losses	169,074	151,866

Noninterest income:
Fixed income	66,977	61,619
Deposit transactions and cash management	26,837	26,551
Brokerage, management fees and commissions	10,415	11,399
Trust services and investment management	6,565	6,698
Bankcard income	5,259	5,186
Bank-owned life insurance	3,389	3,462
Other service charges	2,713	2,848
Debt securities gains/(losses), net (Note 3 and Note 8)	1,654	—
Equity securities gains/(losses), net (Note 3)	(80)	276
Insurance commissions	487	596
All other income and commissions (Note 7)	10,089	11,054

Total noninterest income	134,305	129,689

Adjusted gross income after provision for loan losses	303,379	281,555

Noninterest expense:
Employee compensation, incentives, and benefits (three months ended March 31, 2016 and 2015, include $1.8 million of expense associated with pension and post-retirement plans reclassified from accumulated other comprehensive income)	137,151	131,444
Occupancy	12,604	12,218
Computer software	11,587	10,942
Operations services	9,900	9,337
Equipment rentals, depreciation, and maintenance	6,159	7,220
Professional fees	5,199	3,706
Advertising and public relations	4,973	4,733
FDIC premium expense	4,921	3,448
Legal fees	4,879	3,551
Communications and courier	3,750	3,876
Other insurance and taxes	3,313	3,329
Contract employment and outsourcing	2,425	4,584
Amortization of intangible assets	1,300	1,298
Foreclosed real estate	(258)	(131)
All other expense (Note 7)	19,024	176,666

Total noninterest expense	226,927	376,221

Income/(loss) before income taxes	76,452	(94,666)
Provision/(benefit) for income taxes (three months ended March 31, 2016 and 2015, include $.2 million of income tax expense and $.7 million of income tax benefit reclassified from accumulated other comprehensive income)	24,239	(22,261)

Net income/(loss)	$52,213	$(72,405)

Net income attributable to noncontrolling interest	2,851	2,758

Net income/(loss) attributable to controlling interest	$49,362	$(75,163)

Preferred stock dividends	1,550	1,550

Net income/(loss) available to common shareholders	$47,812	$(76,713)

Basic earnings/(loss) per share (Note 9)	$0.20	$(0.33)

Diluted earnings/(loss) per share (Note 9)	$0.20	$(0.33)

Weighted average common shares (Note 9)	234,651	232,816

Diluted average common shares (Note 9)	236,666	232,816

Cash dividends declared per common share	$0.07	$0.06

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended
	March 31
(Dollars in thousands) (Unaudited)	2016	2015
Net income/(loss)	$52,213	$(72,405)
Other comprehensive income/(loss), net of tax:
Securities available-for-sale:
Unrealized fair value adjustments	40,180	18,004
Reclassification adjustments for net (gain)/loss included in net income	(1,020)	—
Cash flow hedges:
Unrealized gain/(loss)	3,839	—
Reclassification adjustments for net (gain)/loss included in net income	(374)	—
Recognized pension and other employee benefit plans net periodic benefit costs	1,126	1,083

Other comprehensive income/(loss)	43,751	19,087

Comprehensive income/(loss)	95,964	(53,318)

Comprehensive income attributable to noncontrolling interest	2,851	2,758

Comprehensive income/(loss) attributable to controlling interest	$93,113	$(56,076)

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2016			2015
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,344,155	$295,431	$2,639,586	$2,286,159	$295,431	$2,581,590
Net income/(loss)	49,362	2,851	52,213	(75,163)	2,758	(72,405)
Other comprehensive income/(loss) (a)	43,751	—	43,751	19,087	—	19,087

Comprehensive income/(loss)	93,113	2,851	95,964	(56,076)	2,758	(53,318)

Cash dividends declared:
Preferred stock ($1,550 per share for the three months ended March 31, 2016 and 2015)	(1,550)	—	(1,550)	(1,550)	—	(1,550)
Common stock ($.07 and $.06 per share for the three months ended March 31, 2016 and 2015, respectively)	(16,519)	—	(16,519)	(14,159)	—	(14,159)
Common stock repurchased (b)	(75,763)	—	(75,763)	(16,767)	—	(16,767)
Common stock issued for:
Stock options and restricted stock—equity awards	157	—	157	3,173	—	3,173
Stock-based compensation expense	3,941	—	3,941	3,024	—	3,024
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(2,851)	(2,851)	—	(2,758)	(2,758)
Tax benefit/(benefit reversal)—stock based compensation expense	(17)	—	(17)	22	—	22

Balance, March 31	$2,347,517	$295,431	$2,642,948	$2,203,826	$295,431	$2,499,257

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2016 and 2015 include $75.0 million and $15.8 million, respectively, repurchased under share repurchase programs.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2016	2015
Operating Activities
Net income/(loss)	$52,213	$(72,405)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	3,000	5,000
Provision/(benefit) for deferred income taxes	4,293	(25,254)
Depreciation and amortization of premises and equipment	8,122	9,144
Amortization of intangible assets	1,300	1,299
Net other amortization and accretion	4,730	4,613
Net (increase)/decrease in derivatives	(321)	713
Fair value adjustment to foreclosed real estate	536	376
Litigation and regulatory matters	(375)	162,522
Stock-based compensation expense	3,941	3,024
(Tax benefit)/benefit reversal—stock based compensation expense	17	(22)
Equity securities (gains)/losses, net	80	(276)
Debt securities (gains)/losses, net	(1,654)	—
Net (gains)/losses on sale/disposal of fixed assets	3,684	(13)
Loans held-for-sale:
Purchases	(148)	(854)
Gross proceeds from settlements and sales	10,311	10,080
(Gain)/loss due to fair value adjustments and other	(91)	(1,899)
Net (increase)/decrease in:
Trading securities	(346,558)	(338,597)
Fixed income receivables	(51,194)	(148,174)
Interest receivable	(8,352)	(5,415)
Other assets	19,223	(19,442)
Net increase/(decrease) in:
Trading liabilities	172,634	218,827
Fixed income payables	33,327	73,019
Interest payable	10,206	7,750
Other liabilities	(29,942)	(25,602)

Total adjustments	(163,231)	(69,181)

Net cash provided/(used) by operating activities	(111,018)	(141,586)

Investing Activities
Available-for-sale securities:
Sales	961	276
Maturities	135,503	142,858
Purchases	(159,066)	(231,534)
Premises and equipment:
Sales	1,356	2,849
Purchases	(11,890)	(10,053)
Net (increase)/decrease in:
Loans	112,474	(507,890)
Interests retained from securitizations classified as trading securities	1,487	525
Interest-bearing cash	(349,084)	1,183,334

Net cash provided/(used) by investing activities	(268,259)	580,365

Financing Activities
Common stock:
Stock options exercised	157	3,340
Cash dividends paid	(14,347)	(11,749)
Repurchase of shares (a)	(75,763)	(16,767)
Tax benefit/(benefit reversal)—stock based compensation expense	(17)	22
Cash dividends paid—preferred stock—noncontrolling interest	(2,820)	(2,945)
Cash dividends paid—Series A preferred stock	(1,550)	(1,550)
Term borrowings:
Payments/maturities	(6,155)	(307,834)
Net increase/(decrease) in:
Deposits	360,685	569,782
Short-term borrowings	170,193	(585,090)

Net cash provided/(used) by financing activities	430,383	(352,791)

Net increase/(decrease) in cash and cash equivalents	51,106	85,988

Cash and cash equivalents at beginning of period	1,031,063	1,071,405

Cash and cash equivalents at end of period	$1,082,169	$1,157,393

Supplemental Disclosures
Total interest paid	$11,223	$13,218
Total taxes paid	617	10,554
Total taxes refunded	2,281	187
Transfer from loans to other real estate owned	732	3,462

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	2016 and 2015 include $75.0 million and $15.8 million, respectively, repurchased under share repurchase programs.

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2016 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

Summary of Accounting Changes. Effective January 1, 2016, FHN early adopted the provisions of ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, on a prospective basis. ASU 2016-05 clarifies that a change in the counterparty of a derivative instrument that has been designated as the hedging instrument in an accounting hedge relationship does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. FHN considers the revised guidance to better reflect the nature of hedge accounting relationships by clarifying that, when considered solely, the counterparty is not a critical term in a hedge relationship. Because FHN has applied specific SEC staff guidance for novation (to facilitate central clearing requirements) of derivatives to prior and existing accounting hedge relationships, adoption of ASU 2016-05 had no effect on FHN.

Effective January 1, 2016, FHN early adopted the provisions of ASU 2016-06, “Contingent Put and Call Options in Debt Instruments”, which resolves diversity in practice for the bifurcation assessment when a contingent put or call option is embedded within a hybrid debt instrument. ASU 2016-06 clarifies that an entity is not required to assess whether the triggering event is related to interest rate or credit risks when performing the bifurcation analysis. FHN’s existing bifurcation assessment process conforms to the methodology outlined in ASU 2016-06.

Effective January 1, 2016, FHN adopted the provisions of ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition in determining expense recognition for the award. Thus, compensation cost is recognized over the requisite service period based on the probability of achievement of the performance condition. Expense is adjusted after the requisite service period for changes in the probability of achievement. The adoption of ASU 2014-12 had no effect on FHN.

Effective January 1, 2016, FHN adopted the provisions of ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 revises current consolidation guidance to modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities. ASU 2015-02 also eliminates the presumption that a general partner should consolidate a limited partnership, revises the consolidation analysis for reporting entities that have fee arrangements and related party relationships with variable interest entities, and provides a scope exception for entities with interests in registered money market funds. FHN has evaluated the provisions of ASU 2015-02 on its consolidation assessments and there was not a significant effect upon adoption.

Effective January 1, 2016, FHN adopted the provisions of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 requires application on a retrospective basis, with prior periods revised to reflect the effects of adoption. Consistent with prior requirements, FHN previously classified debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition. The adoption of ASU 2015-03 had no effect on FHN’s recognition of interest expense. The effects of the retrospective application of the change in recognition of debt issuance costs are summarized in the table below.

	As of March 31	As of December 31
(Dollars in thousands, except per share amounts)	2015	2015	2014
Increase/(decrease) to previously reported Consolidated Statements of Condition amounts
Other assets	$(2,569)	$(2,499)	(2,764)
Term Borrowings	(2,569)	(2,499)	(2,764)

Accounting Changes Issued but Not Currently Effective

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the

Note 1 – Financial Information (Continued)

transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing”, which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. The effective date of these ASUs has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, and associated interim periods. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of these ASUs on its revenue recognition practices.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes several revisions to the accounting, presentation and disclosure for financial instruments. Equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income. An entity may elect to measure equity investments that do not have readily determinable market values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar instruments from the same issuer. ASU 2016-01 also requires a qualitative impairment review for equity investments without readily determinable fair values, with measurement at fair value required if impairment is determined to exist. For liabilities for which fair value has been elected, ASU 2016-01 revises current accounting to record the portion of fair value changes resulting from instrument-specific credit risk within other comprehensive income rather than earnings. Additionally, ASU 2016-01 clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be assessed in combination with all other deferred tax assets rather than being assessed in isolation. ASU 2016-01 also makes several changes to existing fair value presentation and disclosure requirements, including a provision that all disclosures must use an exit price concept in the determination of fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. FHN is evaluating the impact of ASU 2016-01 on its current accounting and disclosure practices.

In February 2016, the FASB issued ASU 2016-02, “Leases” which requires a lessee to recognize in its statement of condition a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 leaves lessor accounting largely unchanged from prior standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. All other leases must be classified as financing or operating leases which depends on the relationship of the lessee’s rights to the economic value of the leased asset. For finance leases, interest on the lease liability is recognized separately from amortization of the right-of-use asset in earnings, resulting in higher expense in the earlier portion of the lease term. For operating leases, a single lease cost is calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

In transition to ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply, which would result in continuing to account for leases that commence before the effective date in accordance with previous requirements (unless the lease is modified) except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous requirements. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from lease arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. FHN is evaluating the impact of ASU 2016-02 on its current accounting and disclosure practices.

Note 1 – Financial Information (Continued)

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage of Certain Prepaid Stored-Value Products” which indicates that liabilities related to the sale of prepaid-stored value products are considered financial liabilities and should have a breakage estimate applied for estimated unused funds. ASU 2016-04 does not apply to stored-value products that can only be redeemed for cash, are subject to escheatment or are linked to a segregated bank account. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. FHN is evaluating the impact of ASU 2016-04 on its current accounting and disclosure practices.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which makes several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires will be recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies will no longer be included within estimated proceeds when performing the treasury stock method for calculation of diluted earnings per share. Excess tax benefits will also be recognized at the time an award is exercised or vests compared to the current requirement to delay recognition until the deduction reduces taxes payable. The presentation of excess tax benefits in the statement of cash flows will shift to an operating activity from the current classification as a financing activity.

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur rather than the current requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Under current guidance, withholding of equity awards in excess of the minimum statutory requirement results in liability classification for the entire award. The related cash remittance by the employer for employee taxes will be treated as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Transition to the new guidance will be accomplished through a combination of retrospective, cumulative-effect adjustment to equity and prospective methodologies. FHN is evaluating the impact of ASU 2016-09 on its current equity compensation accounting and disclosure practices.

Note 2 – Acquisitions and Divestitures

On October 2, 2015, FHN completed its acquisition of TrustAtlantic Financial Corporation (“TrustAtlantic Financial” or “TAF”), and its wholly-owned bank subsidiary TrustAtlantic Bank (“TAB”), for an aggregate of 5,093,657 shares of FHN common stock and $23.9 million in cash in a transaction valued at $96.7 million. Prior to the acquisition TAF and TAB were headquartered in Raleigh, North Carolina, where TAB had five branches located in the communities of Raleigh, Cary and Greenville. In relation to the acquisition, FHN acquired approximately $400 million in assets, including approximately $282 million in loans, and assumed approximately $344 million of TAB deposits. FHN recorded $45.4 million in goodwill associated with the acquisition, representing the excess of acquisition consideration over the estimated fair value of net assets acquired.

See Note 2 – Acquisitions and Divestitures in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2015, for additional information about the TAF acquisition.

In addition to the transaction mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combination or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on March 31, 2016 and 2015:

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale (“AFS”):
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	1,839,702	47,804	(84)	1,887,422
Government agency issued collateralized mortgage obligations (“CMO”)	1,916,942	24,922	(3,643)	1,938,221
States and municipalities	1,500	—	—	1,500
Equity and other (a)	187,172	—	(10)	187,162

Total securities available-for-sale (b)	$3,945,416	$72,726	$(3,737)	$4,014,405

Securities held-to-maturity (“HTM”):
States and municipalities	$4,326	$414	$—	$4,740
Corporate bonds	10,000	281	—	10,281

Total securities held-to-maturity	$14,326	$695	$—	$15,021

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million. The remainder is money market and cost method investments.
(b)	Includes $3.1 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	727,828	35,718	(696)	762,850
Government agency issued CMO	2,691,544	35,030	(10,427)	2,716,147
Other U.S. government agencies	1,655	36	—	1,691
States and municipalities	9,905	—	—	9,905
Equity and other (a)	181,834	—	(196)	181,638

Total securities available-for-sale (b)	$3,612,866	$70,784	$(11,319)	$3,672,331

Securities held-to-maturity:
States and municipalities	$4,299	$1,152	$—	$5,451

Total securities held-to-maturity	$4,299	$1,152	$—	$5,451

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million. The remainder is money market and cost method investments.
(b)	Includes $3.2 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on March 31, 2016, are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$1,500	$1,500
After 1 year; within 5 years	—	—	100	100
After 5 years; within 10 years	10,000	10,281	—	—
After 10 years	4,326	4,740	—	—

Subtotal	14,326	15,021	1,600	1,600

Government agency issued MBS and CMO (a)	—	—	3,756,644	3,825,643
Equity and other	—	—	187,172	187,162

Total	$14,326	$15,021	$3,945,416	$4,014,405

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 3 – Investment Securities (Continued)

The table below provides information on gross gains and gross losses from investment securities for the three months ended March 31:

	Available-for-sale
(Dollars in thousands)	2016	2015
Gross gains on sales of securities	$3,837	$276
Gross (losses) on sales of securities	(2,263)	—

Net gain/(loss) on sales of securities (a)	$1,574	$276

(a)	Cash proceeds for the three months ended March 31, 2016 and 2015 were $1.0 million and $.3 million, respectively. 2016 includes a $1.7 million gain from an exchange of approximately $294 million of AFS debt securities.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2016 and 2015:

	As of March 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$18,904	$(214)	$310,888	$(3,429)	$329,792	$(3,643)
Government agency issued MBS	42,106	(84)	—	—	42,106	(84)

Total debt securities	61,010	(298)	310,888	(3,429)	371,898	(3,727)

Equity	260	(10)	—	—	260	(10)

Total temporarily impaired securities	$61,270	$(308)	$310,888	$(3,429)	$372,158	$(3,737)

	As of March 31, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$417,267	$(1,729)	$485,053	$(8,698)	$902,320	$(10,427)
Government agency issued MBS	25,712	(79)	34,853	(617)	60,565	(696)

Total debt securities	442,979	(1,808)	519,906	(9,315)	962,885	(11,123)

Equity	887	(161)	9	(35)	896	(196)

Total temporarily impaired securities	$443,866	$(1,969)	$519,915	$(9,350)	$963,781	$(11,319)

FHN has reviewed investment securities that were in unrealized loss positions in accordance with its accounting policy for other-than-temporary impairment (“OTTI”) and does not consider them other-than-temporarily impaired. For debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. The decline in value is primarily attributable to changes in interest rates and not credit losses. For equity securities, FHN has both the ability and intent to hold these securities for the time necessary to recover the amortized cost.

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of March 31, 2016 and 2015, and December 31, 2015:

	March 31		December 31
(Dollars in thousands)	2016	2015	2015
Commercial:
Commercial, financial, and industrial	$10,239,183	$9,638,355	$10,436,390
Commercial real estate	1,848,569	1,320,897	1,674,935
Retail:
Consumer real estate (a)	4,690,230	4,922,817	4,766,518
Permanent mortgage	442,791	511,708	454,123
Credit card & other	354,221	338,346	354,536

Loans, net of unearned income	$17,574,994	$16,732,123	$17,686,502
Allowance for loan losses	204,034	228,328	210,242

Total net loans	$17,370,960	$16,503,795	$17,476,260

(a)	Balances as of March 31, 2016 and 2015, and December 31, 2015, include $47.8 million, $71.6 million, and $52.8 million of restricted real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO

The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance—related businesses) portfolio and purchased credit-impaired (“PCI”) loans. Loans to mortgage companies include commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within CRE include income CRE, residential CRE and PCI loans. Retail loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Retail classes include HELOC, real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Concentrations

FHN has a concentration of residential real estate loans (29 percent of total loans), the majority of which is in the consumer real estate segment (27 percent of total loans). Loans to finance and insurance companies total $2.2 billion (21 percent of the C&I portfolio, or 12 percent of the total loans). FHN had loans to mortgage companies totaling $1.5 billion (15 percent of the C&I segment, or 9 percent of total loans) as of March 31, 2016. As a result, 36 percent of the C&I segment was sensitive to impacts on the financial services industry.

Acquisition

On October 2, 2015, FHN completed its acquisition of TAF, and its wholly-owned bank subsidiary TAB. The acquisition included $298.1 million in unpaid principal balance of loans with a fair value of $281.9 million. Generally, the fair value for the acquired loans is estimated using a discounted cash flow analysis with significant unobservable inputs (Level 3) including adjustments for expected credit losses, prepayment speeds, current market rates for similar loans, and an adjustment for investor-required yield given product-type and various risk characteristics. See Note 2—Acquisitions and Divestitures for additional information.

At acquisition, FHN designated certain loans as PCI with the remaining loans accounted for under ASC 310-20, “Nonrefundable Fees and Other Costs.” For loans accounted for under ASC 310-20, the difference between each loan’s book value to TAB and the estimated fair value at the time of the acquisition will be accreted into interest income over its remaining contractual life and the subsequent accounting and reporting will be similar to a loan in FHN’s originated portfolio.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans

The following table presents a rollforward of the accretable yield for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
Balance, beginning of period	$8,542	$14,714
Accretion	(1,151)	(3,371)
Adjustment for payoffs	(1,777)	(1,336)
Adjustment for charge-offs	(663)	—
Increase in accretable yield (a)	4,007	461

Balance, end of period	$8,958	$10,468

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

At March 31, 2016, the ALLL related to PCI loans was $1.1 million compared to $3.1 million at March 31, 2015. The loan loss provision expense for the three months ended March 31, 2016 was not material. There was a loan loss provision credit of $.2 million recognized during the three months ended March 31, 2015. The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of March 31, 2016 and 2015, and December 31, 2015:

	March 31, 2016		March 31, 2015		December 31, 2015
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$12,917	$14,953	$4,665	$5,437	$16,063	$18,573
Commercial real estate	12,645	16,700	23,013	29,205	19,929	25,504
Consumer real estate	3,491	4,512	1,910	2,897	3,672	4,533
Credit card and other	53	74	9	12	52	76

Total	$29,106	$36,239	$29,597	$37,551	$39,716	$48,686

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at March 31, 2016 and 2015, by class related to individually impaired loans and consumer TDRs. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and net LOCOM have been excluded.

	March 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$12,377	$19,620	$—	$9,224	$—
Income CRE	2,468	9,389	—	2,468	—

Total	$14,845	$29,009	$—	$11,692	$—

Retail:
HELOC (a)	$11,024	$28,514	$—	$10,921	$—
R/E installment loans (a)	4,582	5,829	—	4,434	—
Permanent mortgage (a)	4,041	6,460	—	4,436	—

Total	$19,647	$40,803	$—	$19,791	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$28,781	$32,664	$8,223	$24,921	$87
TRUPS	3,307	3,700	925	3,323	—
Income CRE	5,106	6,412	383	5,138	20
Residential CRE	1,376	1,844	105	1,397	6

Total	$38,570	$44,620	$9,636	$34,779	$113

Retail:
HELOC	$87,726	$90,338	$15,678	$88,580	$487
R/E installment loans	58,796	60,147	15,441	59,971	317
Permanent mortgage	92,833	105,839	16,975	95,232	547
Credit card & other	345	348	146	360	3

Total	$239,700	$256,672	$48,240	$244,143	$1,354

Total commercial	$53,415	$73,629	$9,636	$46,471	$113

Total retail	$259,347	$297,475	$48,240	$263,934	$1,354

Total impaired loans	$312,762	$371,104	$57,876	$310,405	$1,467

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	March 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$13,630	$16,803	$—	$11,594	$—
Income CRE	4,209	11,366	—	6,369	—
Residential CRE	—	—	—	574	—

Total	$17,839	$28,169	$—	$18,537	$—

Retail:
HELOC (a)	$12,600	$31,419	$—	$12,989	$—
R/E installment loans (a)	4,518	5,827	—	4,669	3
Permanent mortgage (a)	7,205	9,336	—	7,231	—

Total	$24,323	$46,582	$—	$24,889	$3

Impaired loans with related allowance recorded:
Commercial:
General C&I	$26,252	$30,759	$1,709	$19,772	$253
TRUPS	13,429	13,700	4,310	13,444	—
Income CRE	6,695	8,180	502	7,540	30
Residential CRE	1,624	1,991	109	1,497	7

Total	$48,000	$54,630	$6,630	$42,253	$290

Retail:
HELOC	$85,102	$87,242	$20,513	$84,636	$448
R/E installment loans	69,391	70,384	21,224	70,124	327
Permanent mortgage	103,633	116,482	17,766	104,917	591
Credit card & other	484	484	228	508	4

Total	$258,610	$274,592	$59,731	$260,185	$1,370

Total commercial	$65,839	$82,799	$6,630	$60,790	$290

Total retail	$282,933	$321,174	$59,731	$285,074	$1,373

Total impaired loans	$348,772	$403,973	$66,361	$345,864	$1,663

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of March 31, 2016 and 2015:

	March 31, 2016
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$595,106	$—	$—	$580	$—	$595,686	5%	$127
2	607,670	—	—	10,292	117	618,079	5	324
3	516,275	379,810	—	166,396	—	1,062,481	9	329
4	936,719	366,958	—	180,323	8,283	1,492,283	12	987
5	1,078,567	252,228	—	241,553	3,588	1,575,936	13	6,184
6	1,195,082	350,253	—	326,060	12,608	1,884,003	16	9,711
7	1,370,338	108,550	—	421,650	11,942	1,912,480	15	12,953
8	771,016	38,059	—	215,048	1,902	1,026,025	8	16,815
9	502,867	—	—	64,420	1,808	569,095	5	10,571
10	249,608	—	—	67,575	16,505	333,688	3	5,286
11	168,079	—	—	18,479	2,766	189,324	2	4,895
12	96,442	—	—	20,685	3,588	120,715	1	3,588
13	108,610	—	304,527	7,756	614	421,507	3	4,056
14,15,16	184,913	—	—	21,232	907	207,052	2	20,629

Collectively evaluated for impairment	8,381,292	1,495,858	304,527	1,762,049	64,628	12,008,354	99	96,455
Individually evaluated for impairment	41,158	—	3,307	7,574	1,376	53,415	1	9,636
Purchased credit-impaired loans	13,041	—	—	9,870	3,072	25,983	—	422

Total commercial loans	$8,435,491	$1,495,858	$307,834	$1,779,493	$69,076	$12,087,752	100%	$106,513

	March 31, 2015
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$446,725	$—	$—	$605	$59	$447,389	4%	$75
2	550,069	—	—	1,896	233	552,198	5	173
3	528,347	276,653	—	63,112	261	868,373	8	228
4	663,213	235,434	—	64,020	229	962,896	9	435
5	1,050,800	384,418	—	253,658	1,840	1,690,716	15	2,743
6	1,111,069	498,752	—	213,787	5,333	1,828,941	17	5,488
7	1,278,125	192,154	—	231,551	14,316	1,716,146	16	9,169
8	735,695	27,813	—	173,744	518	937,770	9	9,786
9	474,912	26,448	—	131,893	922	634,175	6	8,642
10	228,176	—	—	26,641	165	254,982	2	4,811
11	209,639	—	—	27,255	946	237,840	2	5,783
12	93,055	—	—	29,205	493	122,753	1	4,103
13	114,775	—	325,382	4,530	1,076	445,763	4	4,989
14,15,16	129,146	—	—	31,015	3,641	163,802	1	19,657

Collectively evaluated for impairment	7,613,746	1,641,672	325,382	1,252,912	30,032	10,863,744	99	76,082
Individually evaluated for impairment	39,882	—	12,815	10,904	1,624	65,225	1	6,630
Purchased credit-impaired loans	4,858	—	—	23,696	1,729	30,283	—	2,605

Total commercial loans	$7,658,486	$1,641,672	$338,197	$1,287,512	$33,385	$10,959,252	100%	$85,317

(a)	Balances as of March 31, 2016 and 2015, presented net of $25.5 million and $26.2 million, respectively, in lower of cost or market (“LOCOM”) valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

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

The following tables reflect period end balances and average FICO scores by origination vintage for the HELOC, real estate installment, and permanent mortgage classes of loans as of March 31, 2016 and 2015:

HELOC

	March 31, 2016			March 31, 2015
(Dollars in thousands)	Period End	Average Origination	Average Refreshed	Period End	Average Origination	Average Refreshed
Origination Vintage	Balance	FICO	FICO	Balance	FICO	FICO
pre-2003	$35,875	708	704	$51,626	707	700
2003	67,315	718	711	95,043	721	707
2004	184,785	721	710	258,974	723	707
2005	276,596	728	711	421,315	731	720
2006	246,861	737	725	321,702	739	726
2007	286,148	744	730	342,531	744	728
2008	164,166	753	748	188,111	753	748
2009	80,993	751	745	97,279	751	742
2010	76,987	753	746	92,777	753	749
2011	74,531	759	750	92,484	758	753
2012	91,976	759	758	112,955	760	758
2013	117,405	756	756	142,772	757	756
2014	107,725	761	763	121,991	762	763
2015	151,444	761	760	25,250	759	756
2016	26,273	764	760	—	—	—

Total	$1,989,080	743	734	$2,364,810	742	732

R/E Installment Loans
	March 31, 2016			March 31, 2015
		Average	Average		Average	Average
(Dollars in thousands)	Period End	Origination	Refreshed	Period End	Origination	Refreshed
Origination Vintage	Balance	FICO	FICO	Balance	FICO	FICO
pre-2003	$6,145	673	690	$11,786	679	687
2003	27,457	709	720	44,729	713	721
2004	27,004	697	694	37,944	699	695
2005	84,140	714	709	115,702	715	710
2006	93,146	711	704	126,225	712	702
2007	143,754	722	709	187,510	722	707
2008	48,829	718	719	60,538	718	712
2009	20,564	733	732	26,812	737	727
2010	72,595	750	755	95,017	747	756
2011	216,423	761	758	267,079	760	759
2012	491,925	764	765	586,729	764	765
2013	402,530	755	759	460,196	756	758
2014	403,306	756	760	450,765	756	754
2015	557,931	758	757	86,975	757	758
2016	105,401	763	762	—	—	—

Total	$2,701,150	751	751	$2,558,007	749	747

Note 4 – Loans (Continued)

Permanent Mortgage

	March 31, 2016			March 31, 2015
		Average	Average		Average	Average
(Dollars in thousands)	Period End	Origination	Refreshed	Period End	Origination	Refreshed
Origination Vintage	Balance	FICO	FICO	Balance	FICO	FICO
pre-2004	$105,876	721	719	$136,848	723	718
2004	12,211	709	701	16,484	712	715
2005	27,317	738	732	32,563	736	732
2006	47,704	732	734	59,636	732	726
2007	157,235	733	713	183,359	733	719
2008	74,962	741	717	82,818	741	712
2016	17,486	721	721	—	—	—

Total	$442,791	730	718	$511,708	730	717

Nonaccrual and Past Due Loans

The following table reflects accruing and non-accruing loans by class on March 31, 2016:

	Accruing				Non-Accruing
		30-89	90+			30-89	90+
		Days	Days			Days	Days	Total
(Dollars in thousands)	Current	Past Due	Past Due	Total Accruing	Current	Past Due	Past Due	Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$8,356,560	$30,463	$314	$8,387,337	$16,702	$557	$17,854	$35,113	$8,422,450
Loans to mortgage companies	1,489,354	6,411	—	1,495,765	—	—	93	93	1,495,858
TRUPS (a)	304,527	—	—	304,527	—	—	3,307	3,307	307,834
Purchased credit-impaired loans	12,784	—	257	13,041	—	—	—	—	13,041

Total commercial (C&I)	10,163,225	36,874	571	10,200,670	16,702	557	21,254	38,513	10,239,183

Commercial real estate:
Income CRE	1,759,601	1,188	105	1,760,894	3,047	64	5,618	8,729	1,769,623
Residential CRE	65,261	—	—	65,261	—	—	743	743	66,004
Purchased credit-impaired loans	10,828	1,673	441	12,942	—	—	—	—	12,942

Total commercial real estate	1,835,690	2,861	546	1,839,097	3,047	64	6,361	9,472	1,848,569

Consumer real estate:
HELOC	1,882,664	18,447	8,170	1,909,281	63,021	5,542	11,236	79,799	1,989,080
R/E installment loans	2,651,317	9,103	2,298	2,662,718	26,223	2,856	5,136	34,215	2,696,933
Purchased credit-impaired loans	3,984	233	—	4,217	—	—	—	—	4,217

Total consumer real estate	4,537,965	27,783	10,468	4,576,216	89,244	8,398	16,372	114,014	4,690,230

Permanent mortgage	401,496	5,117	5,938	412,551	12,039	4,192	14,009	30,240	442,791

Credit card & other
Credit card	185,652	1,463	1,396	188,511	—	—	—	—	188,511
Other	163,156	962	192	164,310	613	—	733	1,346	165,656
Purchased credit-impaired loans	54	—	—	54	—	—	—	—	54

Total credit card & other	348,862	2,425	1,588	352,875	613	—	733	1,346	354,221

Total loans, net of unearned income	$17,287,238	$75,060	$19,111	$17,381,409	$121,645	$13,211	$58,729	$193,585	$17,574,994

(a)	Total TRUPS includes LOCOM valuation allowance of $25.5 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on March 31, 2015:

	Accruing				Non-Accruing
		30-89	90+			30-89	90+
		Days	Days			Days	Days	Total
(Dollars in thousands)	Current	Past Due	Past Due	Total Accruing	Current	Past Due	Past Due	Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$7,627,209	$5,291	$251	$7,632,751	$1,441	$10,445	$8,991	$20,877	$7,653,628
Loans to mortgage companies	1,640,638	915	—	1,641,553	—	—	119	119	1,641,672
TRUPS (a)	325,382	—	—	325,382	—	—	12,815	12,815	338,197
Purchased credit-impaired loans	4,192	—	666	4,858	—	—	—	—	4,858

Total commercial (C&I)	9,597,421	6,206	917	9,604,544	1,441	10,445	21,925	33,811	9,638,355

Commercial real estate:
Income CRE	1,249,793	687	—	1,250,480	1,454	2,817	9,065	13,336	1,263,816
Residential CRE	31,591	65	—	31,656	—	—	—	—	31,656
Purchased credit-impaired loans	21,817	—	3,608	25,425	—	—	—	—	25,425

Total commercial real estate	1,303,201	752	3,608	1,307,561	1,454	2,817	9,065	13,336	1,320,897

Consumer real estate:
HELOC	2,250,415	20,698	10,362	2,281,475	66,743	5,075	11,517	83,335	2,364,810
R/E installment loans	2,502,363	11,975	5,204	2,519,542	27,748	2,576	5,741	36,065	2,555,607
Purchased credit-impaired loans	2,308	4	88	2,400	—	—	—	—	2,400

Total consumer real estate	4,755,086	32,677	15,654	4,803,417	94,491	7,651	17,258	119,400	4,922,817

Permanent mortgage	464,677	8,019	6,085	478,781	16,710	2,752	13,465	32,927	511,708

Credit card & other
Credit card	177,042	1,467	1,440	179,949	—	—	—	—	179,949
Other	156,478	916	239	157,633	—	—	755	755	158,388
Purchased credit-impaired loans	9	—	—	9	—	—	—	—	9

Total credit card & other	333,529	2,383	1,679	337,591	—	—	755	755	338,346

Total loans, net of unearned income	$16,453,914	$50,037	$27,943	$16,531,894	$114,096	$23,665	$62,468	$200,229	$16,732,123

(a)	Total TRUPS includes LOCOM valuation allowance of $26.2 million.

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

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions could include extension of the maturity date, reductions of the interest rate (which may make the rate lower than current market for a new loan with similar risk), reduction or forgiveness of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty, and whether a concession has been granted, are subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR.

For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as Home Affordable Modification Program (“HAMP”). Within the HELOC and R/E installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. After 5 years, the interest rate will increase 2 percent per year until the original interest rate prior to modification is achieved. Permanent mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. After 5 years the interest rate steps up 1 percent every year until it reaches the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship

Note 4 – Loans (Continued)

program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

Despite the absence of a loan modification, the discharge of personal liability through bankruptcy proceedings is considered a concession. As a result, FHN classifies all non-reaffirmed residential real estate loans discharged in Chapter 7 bankruptcy as nonaccruing TDRs.

On March 31, 2016 and 2015, FHN had $289.0 million and $317.8 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $54.6 million and $62.1 million, or 19 percent as of March 31, 2016, and 20 percent as of March 31, 2015. Additionally, $76.4 million and $78.0 million of loans held-for-sale as of March 31, 2016 and 2015, respectively were classified as TDRs.

The following tables reflect portfolio loans that were classified as TDRs during the three months ended March 31, 2016 and 2015:

	2016			2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number	Recorded Investment	Recorded Investment	Number	Recorded Investment	Recorded Investment
Commercial (C&I):
General C&I	1	$708	$708	2	$1,388	$1,325

Total commercial (C&I)	1	708	708	2	1,388	1,325

Consumer real estate:
HELOC	99	7,440	7,370	37	3,727	3,707
R/E installment loans	15	898	895	16	1,354	1,377

Total consumer real estate	114	8,338	8,265	53	5,081	5,084

Permanent mortgage	—	—	—	2	321	321
Credit card & other	4	19	18	6	28	27

Total troubled debt restructurings	119	$9,065	$8,991	63	$6,818	$6,757

The following tables present TDRs which re-defaulted during the three months ended March 31, 2016 and 2015, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	2016		2015
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Consumer real estate:
HELOC	1	$36	1	$30
R/E installment loans	—	—	1	86

Total consumer real estate	1	36	2	116

Credit card & other	—	—	1	3

Total troubled debt restructurings	1	$36	3	$119

Note 5—Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous retail loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The pace of the economic recovery, performance of the housing market, unemployment levels, labor participation rate, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note – 5 Allowance for Loan Losses in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2015, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of January 1, 2015	$67,011	$18,574	$113,011	$19,122	$14,730	$232,448
Charge-offs	(3,555)	(787)	(8,537)	(1,184)	(3,936)	(17,999)
Recoveries	1,953	691	4,724	618	893	8,879
Provision/(provision credit) for loan losses	2,243	(813)	47	1,630	1,893	5,000

Balance as of March 31, 2015	67,652	17,665	109,245	20,186	13,580	228,328

Allowance—individually evaluated for impairment	6,019	611	41,737	17,766	228	66,361
Allowance—collectively evaluated for impairment	61,440	14,642	67,018	2,420	13,352	158,872
Allowance—purchased credit-impaired loans	193	2,412	490	—	—	3,095
Loans, net of unearned as of March 31, 2015:
Individually evaluated for impairment	52,697	12,528	171,611	110,838	484	348,158
Collectively evaluated for impairment	9,580,800	1,282,944	4,748,806	400,870	337,853	16,351,273
Purchased credit-impaired loans	4,858	25,425	2,400	—	9	32,692

Total loans, net of unearned	$9,638,355	$1,320,897	$4,922,817	$511,708	$338,346	$16,732,123

Balance as of January 1, 2016	$73,637	$25,159	$80,614	$18,947	$11,885	$210,242
Charge-offs	(6,525)	(642)	(6,926)	(112)	(3,407)	(17,612)
Recoveries	780	222	5,735	779	888	8,404
Provision/(provision credit) for loan losses	12,995	887	(12,102)	(860)	2,080	3,000

Balance as of March 31, 2016	80,887	25,626	67,321	18,754	11,446	204,034

Allowance—individually evaluated for impairment	9,148	488	31,119	16,975	146	57,876
Allowance—collectively evaluated for impairment	71,615	24,840	35,477	1,779	11,299	145,010
Allowance—purchased credit-impaired loans	124	298	725	—	1	1,148
Loans, net of unearned as of March 31, 2016:
Individually evaluated for impairment	44,465	8,950	162,128	96,874	345	312,762
Collectively evaluated for impairment	10,181,677	1,826,677	4,523,885	345,917	353,822	17,231,978
Purchased credit-impaired loans	13,041	12,942	4,217	—	54	30,254

Total loans, net of unearned income	$10,239,183	$1,848,569	$4,690,230	$442,791	$354,221	$17,574,994

Note 6 – Intangible Assets

The following is a summary of intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2014	$145,932	$29,518
Amortization expense	—	(1,298)

March 31, 2015	$145,932	$28,220

December 31, 2015 (b)	$191,307	$26,215
Amortization expense	—	(1,300)

March 31, 2016	$191,307	$24,915

(a)	Represents customer lists, acquired contracts, core deposit intangibles, and covenants not to compete.
(b)	The increase in goodwill was related to the TAF acquisition in fourth quarter 2015.

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization is $72.3 million and $47.4 million, respectively on March 31, 2016. Estimated aggregate amortization expense is expected to be $3.9 million for the remainder of 2016, $4.9 million, $4.7 million, $4.5 million, $1.7 million, and $1.6 million for the twelve-month periods of 2017, 2018, 2019, 2020, and 2021, respectively.

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of March 31, 2015 and 2016. The regional bank and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of and for the three months ended March 31, 2015 and 2016.

	Regional	Fixed
(Dollars in thousands)	Banking	Income	Total
December 31, 2014	$47,928	$98,004	$145,932

Additions	—	—	—
Impairments	—	—	—
Divestitures	—	—	—

March 31, 2015	$47,928	$98,004	$145,932

December 31, 2015 (a)	$93,303	$98,004	$191,307

Additions	—	—	—
Impairments	—	—	—
Divestitures	—	—	—

March 31, 2016	$93,303	$98,004	$191,307

(a)	The increase in goodwill was related to the TAF acquisition in fourth quarter 2015.

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
All other income and commissions:
ATM interchange fees	$2,958	$2,761
Electronic banking fees	1,397	1,428
Mortgage banking	1,273	1,584
Letter of credit fees	1,061	1,123
Deferred compensation (a)	329	1,033
Other	3,071	3,125

Total	$10,089	$11,054

All other expense:
Travel and entertainment	$2,062	$1,614
Customer relations	1,879	1,314
Employee training and dues	1,390	1,132
Supplies	1,026	927
Miscellaneous loan costs	717	361
Tax credit investments	706	395
Litigation and regulatory matters	(475)	162,500
Other	11,719	8,423

Total	$19,024	$176,666

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 – Changes in Accumulated Other Comprehensive Income Balances

The following table provides the changes in accumulated other comprehensive income by component, net of tax, for the three months ended March 31, 2016 and 2015:

(Dollars in thousands, unless otherwise noted)	Cash Flow Hedges	Securities Available-For- Sale	Pension and Post Retirement Plans	Total
Balance as of January 1, 2016	$—	$3,394	$(217,586)	$(214,192)
Other comprehensive income before reclassifications, Net of tax expense of $2.4 million and $25.0 million for unrealized gain/(loss) on cash flow hedges and securities available-for-sale, respectively	3,839	40,180	—	44,019
Amounts reclassified from accumulated other comprehensive income, Net of tax benefit of $.2 million and $.6 million for net (gain)/loss on cash flow hedges and securities available-for-sale, respectively, and tax expense of $.7 million for pension and post retirement plans	(374)	(1,020)	1,126	(268)

Net current period other comprehensive income, Net of tax expense of $2.2 million, $24.3 million and $.7 million for cash flow hedges, securities available-for-sale, and pension and post retirement plans, respectively	3,465	39,160	1,126	43,751

Balance as of March 31, 2016	$3,465	$42,554	$(216,460)	$(170,441)

Balance as of January 1, 2015	$—	$18,581	$(206,827)	$(188,246)
Other comprehensive income before reclassifications, Net of tax expense of $11.3 million for unrealized gain/(loss) on securities available-for-sale	—	18,004	—	18,004
Amounts reclassified from accumulated other comprehensive income, Net of tax expense of $.7 million for pension and post retirement plans	—	—	1,083	1,083

Net current period other comprehensive income, Net of tax expense of $11.3 million and $.7 million for unrealized gain/(loss) on securities available-for-sale and pension and post retirement plans, respectively	—	18,004	1,083	19,087

Balance as of March 31, 2015	$—	$36,585	$(205,744)	$(169,159)

Note 9 – Earnings Per Share

The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended March 31
(Dollars and shares in thousands, except per share data)	2016	2015
Net income/(loss)	$52,213	$(72,405)
Net income attributable to noncontrolling interest	2,851	2,758

Net income/(loss) attributable to controlling interest	49,362	(75,163)
Preferred stock dividends	1,550	1,550

Net income/(loss) available to common shareholders	$47,812	$(76,713)

Weighted average common shares outstanding—basic	234,651	232,816
Effect of dilutive securities (a)	2,015	—

Weighted average common shares outstanding—diluted	236,666	232,816

Net income/(loss) per share available to common shareholders	$0.20	$(0.33)

Diluted income/(loss) per share available to common shareholders	$0.20	$(0.33)

(a)	For the three months ended March 31, 2015 all potential common shares were antidilutive due to the net loss available to common shareholders.

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended March 31
(Shares in thousands)	2016	2015
Anti-dilutive stock options	4,119	7,853
Weighted average exercise price of anti-dilutive stock options	$22.45	$17.17
Anti-dilutive other equity awards	1,124	2,499

Note 10 – Contingencies and Other Disclosures

CONTINGENCIES

Contingent Liabilities Overview

Contingent liabilities arise in the ordinary course of business. Often they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators, from other government authorities, and from other parties concerning various matters relating to FHN’s current or former lines of business. Certain matters of that sort are pending at this time, and FHN is cooperating in those matters. Pending and threatened litigation matters sometimes are resolved in court or before an arbitrator, and sometimes are settled by the parties. Regardless of the manner of resolution, frequently the most significant changes in status of a matter occur over a short time period, often following a lengthy period of little substantive activity. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes loss contingency liabilities for litigation matters when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.

Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to threatened or pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.

Material Loss Contingency Matters

As used in this Note, “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that reasonably possible material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in (i) or (ii) and certain matters mentioned in (iii). In addition, certain other matters are discussed relating to FHN’s former mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2016, the aggregate amount of liabilities established for all loss contingency matters was $14.4 million. These liabilities are separate from those discussed under the heading “Established Repurchase Liability” below.

In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2016, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $108 million.

As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter. That possibility exists both for matters included in the estimated reasonably possible loss (“RPL”) range mentioned above and for matters not included in that range.

Certain Matters Included in RPL Range

Debit Transaction Sequencing Litigation Matter. FTBNA is a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The case is styled as Hawkins v. First Tennessee Bank National Association, before the Circuit Court for Shelby County, Tennessee, Case No. CT-004085-11. The plaintiff seeks actual damages of at least $5 million, unspecified restitution of fees charged, and unspecified punitive damages, among other things. FHN’s estimate of RPL for this matter is subject to significant uncertainties regarding: whether a class will be certified and, if so, the definition of the class; claims as to which no dollar amount is specified; the potential remedies that might be available or awarded; and the ultimate outcome of potentially significant motions.

Note 10 – Contingencies and Other Disclosures (Continued)

RPL-Included FH Proprietary Securitization Matters. FHN, along with multiple co-defendants, is defending lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations were sold to them were materially deficient. FHN can estimate reasonably possible loss for two of those matters: (1) Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Middle District of Alabama (Case No. CV-12-791-WKW-WC); and (2) FDIC as receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiff in those suits claims to have purchased (and later sold) certificates in a number of separate securitizations and demands damages and prejudgment interest, among several remedies sought. The RPL estimates for these matters are subject to significant uncertainties regarding: the dollar amounts claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the ultimate outcome of potentially significant motions; the availability of significantly dispositive defenses; and the incomplete status of the discovery process. FDIC’s claims relate to alleged purchases totaling $145.7 million. Additional information concerning FHN’s former mortgage businesses is provided below in “Obligations from Legacy Mortgage Businesses.”

Legacy Mortgage Matters Excluded from RPL Range

As mentioned above, FHN is directly defending two lawsuits which claim that the offering documents under which certificates relating to securitizations were sold were materially deficient. Underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased certificates in FH proprietary securitizations but as to which FHN has not been named a defendant.

For the two pending lawsuits FHN is able to estimate RPL, as mentioned above. For the indemnity claims FHN is unable to estimate an RPL range due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims. The alleged purchase prices of the certificates subject to the indemnification requests total $510.1 million.

FHN has additional potential exposures related to its former mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in loan repurchases or make-whole payments and would be included in the repurchase liability discussed below, but none are included in the material loss contingency liability mentioned above. None are included in the RPL range mentioned above. Additional information concerning such exposures is provided below in “Obligations from Legacy Mortgage Businesses.”

Material Gain Contingency Matter

In second quarter 2015 FHN reached an agreement with DOJ and HUD to settle potential claims related to FHN’s underwriting and origination of loans insured by FHA. Under that agreement FHN paid $212.5 million. FHN believes that certain insurance policies, having an aggregate policy limit of $75 million, provide coverage for FHN’s losses and related costs. The insurers have denied and/or reserved rights to deny coverage. FHN has brought suit against the insurers to enforce the policies under Tennessee law. In connection with this litigation the previously recognized expenses associated with the settled matter may be recouped in part. Under applicable financial accounting guidance FHN has determined that although material gain from this litigation is not probable, there is a reasonably possible (more than remote) chance of a material gain outcome for FHN. FHN cannot determine a probable outcome that may result from this matter because of the uncertainty of the potential outcomes of the legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; the ultimate effect of counterclaims asserted by the defendants; and lack of discovery. Additional information concerning FHN’s former mortgage businesses is provided below in “Obligations from Legacy Mortgage Businesses.”

Obligations from Legacy Mortgage Businesses

Several matters mentioned above stem from FHN’s former mortgage origination and servicing businesses. FHN retains potential for further exposure, in addition to those matters, from those former businesses. The remainder of this “Contingencies” section provides context and other information to enhance an understanding of those matters and exposures.

Note 10 – Contingencies and Other Disclosures (Continued)

Overview

Prior to September 2008 FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs: Fannie Mae and Freddie Mac. Also, federally insured or guaranteed whole loans were pooled, and payments to investors were guaranteed through Ginnie Mae. Many mortgage loan originations, especially nonconforming mortgage loans, were sold to investors, or certificate-holders, predominantly through FH proprietary securitizations but also, to a lesser extent, through other whole loans sold to private non-Agency purchasers. FHN used only one trustee for all of its FH proprietary securitizations. FHN also originated mortgage loans eligible for FHA insurance or VA guaranty. In addition, FHN originated and sold HELOCs and second lien mortgages through other whole loans sold to private purchasers and, to a lesser extent, through FH proprietary securitizations. Currently, only one FH securitization of HELOCs remains outstanding.

For non-recourse loan sales, FHN has exposure for repurchase of loans, make-whole damages, or other related damages, arising from claims that FHN breached its representations and warranties made at closing to the purchasers, including GSEs, other whole loan purchasers, and the trustee of FH proprietary securitizations.

During the time these legacy activities were conducted, FHN frequently sold mortgage loans “with servicing retained.” As a result, FHN accumulated substantial amounts of MSR on its balance sheet, as well as contractual servicing obligations and related deposits and receivables. FHN conducted a significant servicing business under its First Horizon Home Loans brand.

MI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for first lien loans sold or securitized having an LTV ratio at origination of greater than 80 percent.

In 2007, market conditions deteriorated to the point where mortgage-backed securitizations no longer could be sold economically; FHN’s last securitization occurred that year. FHN continued selling mortgage loans to GSEs until August 31, 2008, when FHN sold its national mortgage origination and servicing platforms along with a portion of its servicing assets and obligations. FHN contracted to have its remaining servicing obligations sub-serviced. Since the platform sale FHN has sold substantially all remaining servicing assets and obligations in several transactions, concluding in 2014.

Certain mortgage-related terms used in this “Contingencies” section are defined in “Mortgage-Related Glossary” at the end of this Overview.

Repurchase and Make-Whole Obligations

Starting in 2009, FHN received a high number of claims either to repurchase loans from the purchaser or to pay the purchaser to “make them whole” for economic losses incurred. These claims have been driven primarily by loan delinquencies. In repurchase or make-whole claims a loan purchaser typically asserts that specified loans violated representations and warranties FHN made when the loans were sold. A significant majority of claims received overall have come from GSEs, and the remainder are from purchasers of other whole loan sales. FHN has not received a loan repurchase or make-whole claim from the FH proprietary securitization trustee.

Generally, FHN reviews each claim and MI cancellation notice individually. Those responses include appeal, provide additional information, deny the claim (rescission), repurchase the loan or remit a make-whole payment, or reflect cancellation of MI.

After several years resolving repurchase and make-whole claims with each GSE on a loan-by-loan basis, in 2013 and 2014 FHN entered into DRAs with the GSEs, resolving at once a large fraction of pending and potential future claims. Starting in 2014, the overall number of such claims diminished substantially, primarily as a result of the DRAs. Each DRA resolved obligations associated with loans originated from 2000 to 2008, but certain obligations and loans were excluded. Under each DRA, FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have loan repurchase or monetary compensation obligations under the DRAs related to private mortgage insurance rescissions, cancellations, and denials (with certain exceptions). FHN also has exposure related to loans where there has been a prior bulk sale of servicing, as well as certain other whole-loan sales. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for MI cancellations and denials to the extent attributable to the acts of the current servicer.

While large portions of repurchase claims from the GSEs were settled with the DRAs, large-scale settlement with non-Agency claimants is not practical. Those claims are resolved case by case or, occasionally, with less-comprehensive settlements. Repurchase claims that are not resolved by the parties could become litigation.

Note 10 – Contingencies and Other Disclosures (Continued)

FH Proprietary Securitization Actions

FHN has potential financial exposure from FH proprietary securitizations outside of the repurchase/make-whole process. Several investors in certificates sued FHN and others starting in 2009, and several underwriters or other counterparties have demanded that FHN indemnify and defend them in securitization lawsuits. The pending suits generally assert that disclosures made to investors in the offering and sale of certificates were legally deficient.

Servicing Obligations

FHN’s national servicing business was sold as part of the platform sale in 2008. A significant amount of MSR was sold at that time, and a significant amount was retained. The related servicing activities, including foreclosure and loss mitigation practices, not sold in 2008 were outsourced through a three-year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In fourth quarter 2013, FHN contracted to sell a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing was transferred to the buyer in stages, and was substantially completed in first quarter 2014. The servicing still retained by FHN continues to be subserviced by the 2011 subservicer.

As servicer, FHN had contractual obligations to the owners of the loans, primarily GSEs and securitization trustees, to handle billing, custodial, and other tasks related to each loan. Each subservicer undertook to perform those obligations on FHN’s behalf during the applicable subservicing period, although FHN legally remained the servicer of record for those loans that were subserviced.

The 2008 subservicer has been subject to a consent decree, and entered into a settlement agreement, with regulators related to alleged deficiencies in servicing and foreclosure practices. The 2008 subservicer has made demands of FHN, under the 2008 subservicing agreement, to pay certain resulting costs and damages totaling $43.5 million. FHN disagrees with those demands and has made no payments. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

A certificate holder has contacted FHN, threatening to make claims based on alleged deficiencies in servicing loans held in certain FH proprietary securitization trusts. FHN cannot predict how this inquiry will proceed nor whether any claim or suit, if made or brought, will be material to FHN.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies. This includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although FHN conducted these businesses before 2005, GSE loans originated in 2005 through 2008 account for approximately 90 percent of all repurchase requests/make-whole claims received from the 2008 platform sale through December 31, 2015.

From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations.

Note 10 – Contingencies and Other Disclosures (Continued)

Mortgage-Related Glossary

Agencies	the two GSEs and Ginnie Mae	HELOC	home equity line of credit

certificates	securities sold to investors representing interests in mortgage loan securitizations	HUD	Dept. of Housing and Urban Development

DOJ	U.S. Department of Justice	LTV	loan-to-value, a ratio of the loan amount divided by the home value

DRA	definitive resolution agreement with a GSE	MI	private mortgage insurance, insuring against borrower payment default

Fannie Mae, Fannie, FNMA	Federal National Mortgage Association	MSR	mortgage servicing rights

FH proprietary securitization	securitization of mortgages sponsored by FHN under its First Horizon brand	nonconforming loans	loans that did not conform to Agency program requirements

FHA	Federal Housing Administration	other whole loans sold	mortgage loans sold to private, non-Agency purchasers

FHFA	Federal Housing Financing Agency, conservator for the GSEs	2008 platform sale, platform sale, 2008 sale	FHN’s sale of its national mortgage origination and servicing platforms in 2008

Freddie Mac, Freddie, FHLMC	Federal Home Loan Mortgage Corporation	pipeline	pipeline of mortgage repurchase, make-whole, & certain related claims against FHN

Ginnie Mae, Ginnie, GNMA	Government National Mortgage Association	UPB	unpaid principal balance

GSEs	Fannie Mae and Freddie Mac	VA	Veterans Administration

Repurchase and Foreclosure Liability

The repurchase and foreclosure liability is comprised of reserves to cover estimated loss content in the active pipeline, estimated future inflows, as well as estimated loss content related to certain known claims not currently included in the active pipeline. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.

Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, and certain related exposures and has accrued for losses of $115.0 million and $117.1 million as of March 31, 2016 and 2015, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Government-Backed Mortgage Lending Programs

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At March 31, 2016, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described above.

Other FHN Mortgage Exposures

At March 31, 2016, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant in that suit and is not able to assess what, if any, exposure FHN may have as a result of it.

Note 10 – Contingencies and Other Disclosures (Continued)

FHN is defending, directly or as indemnitor, certain pending lawsuits brought by purchasers of certificates in FH proprietary securitizations or their assignees. FHN believes a new lawsuit based on federal securities claims that offering disclosures were deficient cannot be brought at this time due to the running of applicable limitation periods, but other investor claims, based on other legal theories, might still be possible. Due to the sales of MSR from 2008 through 2014, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase and make-whole claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated loans. At March 31, 2016, FHN had not accrued a liability for any litigation matter related to other whole loans sold; however, FHN’s repurchase and foreclosure liability considered certain known exposures from other whole loans sold.

Certain government entities have subpoenaed information from FHN and others. These entities include the FDIC (on behalf of certain failed banks) and the FHLBs of San Francisco, Atlanta, and Seattle, among others. These entities purport to act on behalf of several purchasers of FH proprietary securitizations, and of non-FH securitizations which included other whole loans sold. Collectively, the subpoenas seek information concerning: a number of FH proprietary securitizations and/or underlying loan originations; and originations of certain other whole loans sold which, in many cases, were included by the purchaser in its own securitizations. Some subpoenas fail to identify the specific investments made or loans at issue. Moreover, FHN has limited information regarding at least some of the loans under review. Unless and until a review (if related to specific loans) becomes an identifiable repurchase claim, the associated loans are not considered part of the active pipeline.

OTHER DISCLOSURES

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

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. In September 2014, Visa funded $450 million into the escrow account, and as a result FHN made a payment to the derivative counterparty of $2.4 million in October 2014. As of March 31, 2016, the conversion ratio is 165 percent reflecting the Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this exchange rate by an amount that is not determinable at present.

As of March 31, 2016 and 2015, the derivative liabilities were $4.6 million and $5.0 million, respectively.

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. The Settlement has been approved by the court but that approval has been appealed by certain of the plaintiffs. A hearing was conducted in September 2015 but the court has not issued its decision. Accordingly, the outcome of this matter remains uncertain. Additionally, other Covered Litigation matters are also pending judicial resolution, including new matters filed by class members who opted out of the Settlement. So long as any Covered Litigation matter remains pending, FHN’s ability to transfer its Visa holdings continues to be restricted.

Note 10 – Contingencies and Other Disclosures (Continued)

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

Note 11 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. The contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. FHN did not make any contributions to the qualified pension plan in 2015 or in the first quarter of 2016. Future decisions to contribute to the plan will be based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, and the actual performance of plan assets. Management is evaluating whether a contribution to the qualified pension plan will be made in 2016.

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $4.9 million for 2015. FHN anticipates making benefit payments under the non-qualified plans of $5.2 million in 2016.

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

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$10	$10	$28	$37
Interest cost	7,882	9,020	317	360
Expected return on plan assets	(9,773)	(9,392)	(229)	(241)
Amortization of unrecognized:
Prior service cost/(credit)	49	83	43	(291)
Actuarial (gain)/loss	2,068	2,396	(233)	(244)

Net periodic benefit cost	$236	$2,117	$(74)	$(379)

In 2016, FHN changed its methodology for the calculation of interest cost for its applicable employee benefit plans. Prior to 2016 FHN utilized a weighted average discount rate to determine interest cost, which is the same discount rate used to calculate the projected benefit obligation. Starting in 2016, FHN has adopted a spot rate approach which applies duration-specific rates from the full yield curve to estimated future benefit payments for the determination of interest cost. This change in accounting estimate is expected to reduce annual interest cost across all plans by $5.8 million in 2016.

Note 12 – Business Segment Information

FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to retail and commercial customers in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, gains on the extinguishment of debt, and acquisition-related costs. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments which could change historical segment results. Total revenue, expense, and asset levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, to an extent they are subjective. Generally, all assignments and allocations have been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three months ended March 31:

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
Consolidated
Net interest income	$172,074	$156,866
Provision for loan losses	3,000	5,000
Noninterest income	134,305	129,689
Noninterest expense	226,927	376,221

Income/(loss) before income taxes	76,452	(94,666)
Provision/(benefit) for income taxes	24,239	(22,261)

Net income/(loss)	$52,213	$(72,405)

Average assets	$26,618,694	$25,641,934

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Business Segment Information (Continued)

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
Regional Banking
Net interest income	$172,326	$154,412
Provision/(provision credit) for loan losses	14,767	4,915
Noninterest income	59,275	60,180
Noninterest expense	145,355	135,444

Income/(loss) before income taxes	71,479	74,233
Provision/(benefit) for income taxes	25,429	26,504

Net income/(loss)	$46,050	$47,729

Average assets	$15,944,097	$14,225,092
Fixed Income
Net interest income	$2,664	$4,319
Noninterest income	67,122	61,564
Noninterest expense	58,668	54,741

Income/(loss) before income taxes	11,118	11,142
Provision/(benefit) for income taxes	3,874	4,143

Net income/(loss)	$7,244	$6,999

Average assets	$2,270,144	$2,447,259
Corporate
Net interest income/(expense)	$(14,374)	$(16,080)
Noninterest income	5,723	5,385
Noninterest expense	13,477	14,362

Income/(loss) before income taxes	(22,128)	(25,057)
Provision/(benefit) for income taxes	(11,257)	(11,714)

Net income/(loss)	$(10,871)	$(13,343)

Average assets	$6,362,533	$6,412,346
Non-Strategic
Net interest income	$11,458	$14,215
Provision/(provision credit) for loan losses	(11,767)	85
Noninterest income	2,185	2,560
Noninterest expense	9,427	171,674

Income/(loss) before income taxes	15,983	(154,984)
Provision/(benefit) for income taxes	6,193	(41,194)

Net income/(loss)	$9,790	$(113,790)

Average assets	$2,041,920	$2,557,237

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Variable Interest Entities

ASC 810 defines a VIE as a legal entity where the equity investors, as a group, lack either (1) sufficient equity at risk for the entity to finance its activities by itself, (2) the power through voting rights, or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (3) the obligation to absorb the expected losses of the entity, (4) the right to receive the expected residual returns of the entity, or (5) the entity is structured with non-substantive voting rights. A variable interest is a contractual ownership, or other interest, that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, a primary beneficiary is required to consolidate a VIE when it has a variable interest in a VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant.

Consolidated Variable Interest Entities

FHN holds variable interests in a proprietary HELOC securitization trust it established as a source of liquidity for consumer lending operations. Based on its restrictive nature, the trust is considered a VIE as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trust’s economic performance. The retention of MSR and a residual interest results in FHN potentially absorbing losses or receiving benefits that are significant to the trust. FHN is considered the primary beneficiary, as it is assumed to have the power, as Master Servicer, to most significantly impact the activities of the VIE. Consolidation of the trust results in the recognition of the trust proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of trust securities. The trust has entered a rapid amortization period and FHN is obligated to provide subordinated funding. During the period, cash payments from borrowers are accumulated to repay outstanding debt securities while FHN continues to make advances to borrowers when they draw on their lines of credit. FHN then transfers the newly generated receivables into the securitization trust and is reimbursed only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies (which protect bondholders in the securitization) exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. Amounts funded from monoline insurance policies are considered restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trust, the creditors of the trust hold no recourse to the assets of FHN.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$309	N/A	$872	N/A
Loans, net of unearned income	47,833	N/A	71,565	N/A
Less: Allowance for loan losses	—	N/A	341	N/A

Total net loans	47,833	N/A	71,224	N/A

Other assets	75	$70,314	242	$68,356

Total assets	$48,217	$70,314	$72,338	$68,356

Liabilities:
Term borrowings	$34,914	N/A	$60,914	N/A
Other liabilities	4	$52,214	4	$52,349

Total liabilities	$34,918	$52,214	$60,918	$52,349

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

FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were not significant for the three months ended March 31, 2016 and 2015. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three months ended March 31, 2016 and 2015 for LIHTC investments accounted for under the proportional amortization method.

(Dollars in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$2,298	$2,180
Low income housing tax credits	(2,523)	(2,363)
Other tax benefits related to qualifying LIHTC investments	(1,110)	(844)

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

Proprietary Trust Preferred Issuances. FHN previously issued junior subordinated debt to First Tennessee Capital II (“Capital II”). Capital II was considered a VIE as FHN’s capital contributions to this trust were not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trust had the power through voting rights, or similar rights, to direct the activities that most significantly impacted the entity’s economic performance. FHN was not the trust’s primary beneficiary as FHN’s capital contributions to the trust were not considered variable interests as they were not “at risk”. Consequently, Capital II was not consolidated by FHN. In third quarter 2015 FHN redeemed its junior subordinated debt, and as a result Capital II redeemed its 6.30 percent Capital Securities, Series B, and the trust was terminated.

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

Sale Leaseback Transaction. In fourth quarter 2015, FTB entered into an agreement with a single asset leasing entity for the sale and lease back of an office building. In conjunction with this transaction, FTB loaned funds to a related party of the buyer that were used for the purchase price of the building. FTB also entered into a construction loan agreement with the single asset entity for renovation of the building. Since this transaction did not qualify as a sale, it is being accounted for using the deposit method which creates a net asset or liability for all cash flows between FTB and the buyer. The buyer-lessor in this transaction meets the definition of a VIE as it does not have sufficient equity at risk since FTB is providing the funding for the purchase and renovation. A related party of the buyer-lessor has the power to direct the activities that most significantly impact the operations and could potentially receive benefits or absorb losses that are significant to the transactions, making it the primary beneficiary. Therefore, FTB does not consolidate the leasing entity.

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2016:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$67,911	$14,676	(a)
Other Tax Credit Investments (b) (c)	20,759	—	Other assets
Small issuer trust preferred holdings (d)	333,374	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	49,778	64,395	(e)
Proprietary residential mortgage securitizations	21,604	—	(f)
Holdings of agency mortgage-backed securities (d)	4,422,747	—	(g)
Short positions in agency mortgage-backed securities (h)	N/A	17	Trading liabilities
Commercial loan troubled debt restructurings (i)	33,325	—	Loans, net of unearned income
Sale-Leaseback Transaction	11,827	—	(j)

(a)	Maximum loss exposure represents $53.2 million of current investments and $14.7 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other Liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $64.4 million classified as Term borrowings.
(f)	Includes $.5 million classified as MSR, $3.1 million classified as Trading securities, and $18.0 million of aggregate servicing advances.
(g)	Includes $.6 billion classified as Trading securities and $3.8 billion classified as Securities available-for-sale.
(h)	No exposure of loss due to the nature of FHN’s involvement.
(i)	Maximum loss exposure represents $29.7 million of current receivables and $3.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2015:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$58,971	$3,609	(a)
Other Tax Credit Investments (b) (c)	21,360	—	Other assets
Small issuer trust preferred holdings (d)	364,352	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	50,748	63,425	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	25,786	—	(g)
Holdings of agency mortgage-backed securities (d)	4,338,653	—	(h)
Commercial loan troubled debt restructurings (i) (j)	39,015	—	Loans, net of unearned income

(a)	Maximum loss exposure represents $55.4 million of current investments and $3.6 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other Liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $63.4 million classified as Term borrowings.
(f)	No exposure to loss due to the nature of FHN’s involvement.
(g)	Includes $.7 million classified as MSR related to proprietary and agency residential mortgage securitizations and $5.3 million classified as Trading securities related to proprietary and agency residential mortgage securitizations. Aggregate servicing advances of $19.8 million are classified as Other assets.
(h)	Includes $859.7 million classified as Trading securities and $3.5 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $34.8 million of current receivables and $4.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

Note 14 – Derivatives

In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) through its fixed income and risk management operations, as part of its risk management strategy and as a means to meet customers’ needs. Derivative instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet as required by GAAP. The contractual or notional amounts of these financial instruments do not necessarily represent the amount of credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. The Asset/Liability Committee (“ALCO”) controls, coordinates, and monitors the usage and effectiveness of these financial instruments.

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On March 31, 2016 and 2015, respectively, FHN had $81.4 million and $93.4 million of cash receivables and $41.7 million and $56.8 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

Derivative Instruments. FHN enters into various derivative contracts both in a dealer capacity to facilitate customer transactions and as a risk management tool. Where contracts have been created for customers, FHN enters into transactions with dealers to offset its risk exposure. Contracts with dealers that require central clearing are novated to a clearing agent who becomes FHN’s counterparty. Derivatives are also used as a risk management tool to hedge FHN’s exposure to changes in interest rates or other defined market risks.

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

Trading Activities

FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $57.6 million and $53.5 million for the three months ended March 31, 2016 and 2015, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with fixed income trading activities as of March 31, 2016 and 2015:

	March 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,822,343	$87,287	$935
Offsetting Upstream Interest Rate Contracts	1,822,343	935	87,287
Option Contracts Purchased	5,000	9	—
Forwards and Futures Purchased	3,673,789	12,939	423
Forwards and Futures Sold	3,925,911	1,086	12,806

	March 31, 2015
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,675,215	$83,797	$2,241
Offsetting Upstream Interest Rate Contracts	1,675,215	2,241	83,797
Option Contracts Purchased	12,500	60	—
Option Contracts Written	7,500	—	12
Forwards and Futures Purchased	3,181,574	5,805	538
Forwards and Futures Sold	3,511,607	1,105	7,290

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

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $10.8 million and $5.5 million in Derivative assets as of March 31, 2016 and 2015, respectively. There was an insignificant level of ineffectiveness related to this hedge.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $7.0 million in Derivative assets as of March 31, 2016. During first quarter 2016, there was an insignificant level of ineffectiveness related to this hedge.

FHN has entered into pay floating, receive fixed interest rate swaps to hedge the interest rate risk of certain term borrowings totaling $250.0 million. These swaps have been accounted for as fair value hedges under the shortcut method. The balance sheet amount of these swaps were not material on March 31, 2016, and $12.0 million in Derivative assets on March 31, 2015. These borrowings matured in April 2016.

Prior to maturity in December 2015, FHN designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt. This derivative qualified for hedge accounting under ASC 815-20 using the long-haul method. FHN hedged the interest rate risk on this debt using a pay floating, receive fixed interest rate swap. The balance sheet amount of this swap was $6.9 million in Derivative assets as of March 31, 2015. There was no ineffectiveness related to this hedge at the time of maturity.

Prior to redemption in third quarter 2015, FHN designated derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualified for hedge accounting under ASC 815-20 using the long-haul method. FHN hedged the interest rate risk of the subordinated debt totaling $200 million using a pay floating, receive fixed interest

Note 14 – Derivatives (Continued)

rate swap. The balance sheet amount of this swap was $2.7 million in Derivative liabilities as of March 31, 2015. There was no ineffectiveness related to this hedge. In third quarter 2015, FHN called its junior subordinated debt, which triggered a call of the trust preferred securities, and removed all associated hedges. The redemption resulted in a gain on extinguishment of debt of $5.8 million.

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of and for the three months ended March 31, 2016 and 2015:

	March 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities		Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$831,958	$39,049	$232		$12,559
Offsetting Upstream Interest Rate Contracts (a)	831,958	232	39,549		(12,559)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,150,000	$17,852	$—		$17,037
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,150,000	(c)	$(16,745	)(d)

	March 31,2015
(Dollars in thousands)	Notional	Assets	Liabilities		Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$682,318	$30,204	$307		$4,243
Offsetting Upstream Interest Rate Contracts (a)	682,318	307	30,704		(4,243)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,350,000	$24,368	$2,677		$970
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,350,000	(c)	$(923	)(d)

(a)	Gains/losses included in the All other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

In first quarter 2016, FHN entered into a pay floating, receive fixed interest rate swap in a hedging strategy to manage its exposure to the variability in cash flows related to the interest payments for the following five years on $250 million principal of debt instruments, which primarily consist of held-to-maturity trust preferred loans that have variable interest payments based on LIBOR. This qualifies for hedge accounting as a cash flow hedge under ASC 815-20. Changes in the fair value of this derivative are recorded as a component of accumulated other comprehensive income (“AOCI”), to the extent that the hedge relationship is effective. Amounts are reclassified from AOCI to earnings as the hedged cash flows affect earnings. FTB measures ineffectiveness using the Hypothetical Derivative Method. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. The following table summarizes FHN’s derivative activities associated with cash flow hedges as of and for the three months ended March 31, 2016.

	March 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$250,000	$5,618	N/A	$5,618	(a)
Hedged Items:
Variability in Cash Flows Related to Trust Preferred Loans	N/A	250,000	N/A	N/A

(a)	Includes approximately $1 million expected to be reclassified into earnings in the next twelve months.

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

Note 14 – Derivatives (Continued)

adjustments remaining at the end of the hedge term are being amortized as an adjustment to interest income over the remaining life of the loans. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income.

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of and for the three months ended March 31, 2016 and 2015:

	March 31, 2016
(Dollars in thousands)	Notional	Assets		Liabilities	Gains/(Losses)
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$445	$43
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(42	)(c)

	March 31, 2015
(Dollars in thousands)	Notional	Assets		Liabilities	Gains/(Losses)
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$703	$41
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(41	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2016 and 2015, the derivative liabilities associated with the sales of Visa Class B shares were $4.6 million and $5.0 million, respectively. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2016 and 2015, these loans were valued at $1.9 million and $3.8 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.

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

Interest rate derivatives are subject to agreements consistent with standard agreement forms of the International Swap and Derivatives Association (“ISDA”). Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a counterparty with access to a clearinghouse occurs and collateral is posted. Cash collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s Consolidated Condensed Statements of Condition.

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $86.8 million of assets and $74.7 million of liabilities on March 31, 2016, and $107.3 million of assets and $84.5 million of liabilities on March 31, 2015. As of March 31, 2016 and 2015, FHN had received collateral of $168.9 million and $173.5 million and posted collateral of $72.7 million and $84.7 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $86.8 million of assets and $22.6 million of liabilities on March 31, 2016, and $107.3 million of assets and $21.1 million of liabilities on March 31, 2015. As of March 31, 2016 and 2015, FHN had received collateral of $168.9 million and $173.5 million and posted collateral of $24.5 million and $25.9 million, respectively, in the normal course of business related to these contracts.

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

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2016 (b)	$150,973	$—	$150,973	$(9,998)	$(125,274)	$15,701
2015 (b)	140,917	—	140,917	(14,053)	(126,820)	44

(a)	Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of March 31, 2016 and 2015, $14.0 million and $7.2 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2016 and 2015 are comprised entirely of interest rate derivative contracts.

Note 14 – Derivatives (Continued)

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2016 (b)	$128,448	$—	$128,448	$(9,998)	$(63,738)	$54,712
2015 (b)	120,429	—	120,429	(14,053)	(82,440)	23,936

(a)	Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of March 31, 2016 and 2015, $17.8 million and $12.8 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2016 and 2015 are comprised entirely of interest rate derivative contracts.

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statement of Condition	Net amounts of assets presented in the Statement of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statement of Condition)	Net amount
Securities purchased under agreements to resell:
2016	$767,483	$—	$767,483	$(37,261)	$(723,992)	$6,230
2015	831,541	—	831,541	(1,581)	(823,157)	6,803

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of March 31:

				Gross amounts not offset in the Statement of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statement of Condition	Net amounts of liabilities presented in the Statement of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2016	$425,217	$—	$425,217	$(37,261)	$(387,897)	$59
2015	309,297	—	309,297	(1,581)	(307,637)	79

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following table provides a detail, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of March 31:

	March 31, 2016
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$54,273	$—	$54,273
Government agency issued MBS	366,799	—	366,799
Government agency issued CMO	—	4,145	4,145

Total Securities sold under agreements to repurchase	$421,072	$4,145	$425,217

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - fixed income:
U.S. treasuries	$—	$63,687	$—	$63,687
Government agency issued MBS	—	427,851	—	427,851
Government agency issued CMO	—	169,254	—	169,254
Other U.S. government agencies	—	201,760	—	201,760
States and municipalities	—	49,745	—	49,745
Trading loans	—	21,992	—	21,992
Corporate and other debt	—	284,576	5	284,581
Equity, mutual funds, and other	—	4,599	—	4,599

Total trading securities - fixed income	—	1,223,464	5	1,223,469

Trading securities - mortgage banking	—	—	3,052	3,052
Loans held-for-sale	—	—	26,287	26,287
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	1,887,422	—	1,887,422
Government agency issued CMO	—	1,938,221	—	1,938,221
States and municipalities	—	—	1,500	1,500
Equity, mutual funds, and other	25,309	—	—	25,309

Total securities available-for-sale	25,309	3,825,743	1,500	3,852,552

Other assets:
Mortgage servicing rights	—	—	1,725	1,725
Deferred compensation assets	29,863	—	—	29,863
Derivatives, forwards and futures	14,025	—	—	14,025
Derivatives, interest rate contracts	—	150,982	—	150,982

Total other assets	43,888	150,982	1,725	196,595

Total assets	$69,197	$5,200,189	$32,569	$5,301,955

Trading liabilities - fixed income:
U.S. treasuries	$—	$512,799	$—	$512,799
Government agency issued CMO	—	17	—	17
Other U.S. government agencies	—	5,037	—	5,037
Corporate and other debt	—	220,800	—	220,800

Total trading liabilities - fixed income	—	738,653	—	738,653

Other liabilities:
Derivatives, forwards and futures	13,229	—	—	13,229
Derivatives, interest rate contracts	—	128,448	—	128,448
Derivatives, other	—	—	4,620	4,620

Total other liabilities	13,229	128,448	4,620	146,297

Total liabilities	$13,229	$867,101	$4,620	$884,950

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - fixed income:
U.S. treasuries	$—	$108,199	$—	$108,199
Government agency issued MBS	—	547,569	—	547,569
Government agency issued CMO	—	312,086	—	312,086
Other U.S. government agencies	—	161,317	—	161,317
States and municipalities	—	57,181	—	57,181
Corporate and other debt	—	339,560	5	339,565
Equity, mutual funds, and other	—	1,225	—	1,225

Total trading securities - fixed income	—	1,527,137	5	1,527,142

Trading securities - mortgage banking	—	—	5,321	5,321
Loans held-for-sale	—	—	26,700	26,700
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	762,850	—	762,850
Government agency issued CMO	—	2,716,147	—	2,716,147
Other U.S. government agencies	—	—	1,691	1,691
States and municipalities	—	8,405	1,500	9,905
Equity, mutual funds, and other	25,870	—	—	25,870

Total securities available-for-sale	25,870	3,487,502	3,191	3,516,563

Other assets:
Mortgage servicing rights	—	—	2,342	2,342
Deferred compensation assets	26,440	—	—	26,440
Derivatives, forwards and futures	6,910	—	—	6,910
Derivatives, interest rate contracts	—	140,976	—	140,976
Derivatives, other	—	267	—	267

Total other assets	33,350	141,243	2,342	176,935

Total assets	$59,220	$5,155,882	$37,559	$5,252,661

Trading liabilities - fixed income:
U.S. treasuries	$—	$514,886	$—	$514,886
Government agency issued CMO	—	1	—	1
Other U.S. government agencies	—	17,863	—	17,863
States and municipalities	—	1,643	—	1,643
Corporate and other debt	—	276,748	—	276,748
Equity, mutual funds, and other	—	2,000	—	2,000

Total trading liabilities-fixed income	—	813,141	—	813,141

Other liabilities:
Derivatives, forwards and futures	7,828	—	—	7,828
Derivatives, interest rate contracts	—	120,440	—	120,440
Derivatives, other	—	—	5,005	5,005

Total other liabilities	7,828	120,440	5,005	133,273

Total liabilities	$7,828	$933,581	$5,005	$946,414

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2016 and 2015, on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2016
(Dollars in thousands)	Trading securities		Loans held- for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on January 1, 2016	$4,377		$27,418		$1,500	$1,841	$(4,810)
Total net gains/(losses) included in:
Net income	147		342		—	—	(109)
Other comprehensive income /(loss)	—		—		—	—	—
Purchases	—		148		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	—	—
Settlements	(1,467)		(1,365)		—	(116)	299
Net transfers into/(out of) Level 3	—		(256	)(b)	—	—	—

Balance on March 31, 2016	$3,057		$26,287		$1,500	$1,725	$(4,620)

Net unrealized gains/(losses) included in net income	$(115	)(a)	$342	(a)	$—	$—	$(109	)(c)

	Three Months Ended March 31, 2015
(Dollars in thousands)	Trading securities		Loans held- for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on January 1, 2015	$5,642		$27,910		$3,307	$2,517	$(5,240)
Total net gains/(losses) included in:
Net income	170		1,142		—	—	(57)
Other comprehensive income /(loss)	—		—		(14)	—	—
Purchases	—		854		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	—	—
Settlements	(486)		(2,490)		(102)	(175)	292
Net transfers into/(out of) Level 3	—		(716	)(b)	—	—	—

Balance on March 31, 2015	$5,326		$26,700		$3,191	$2,342	$(5,005)

Net unrealized gains/(losses) included in net income	$171	(a)	$1,142	(a)	$—	$—	$(57	)(c)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at March 31, 2016 and 2015, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Carrying value at March 31, 2016				Three Months Ended March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale - first mortgages	$—	$—	$726	$726	$5
Loans, net of unearned income (a)	—	—	33,238	33,238	(4,672)
Real estate acquired by foreclosure (b)	—	—	17,460	17,460	(536)
Other assets (c)	—	—	24,231	24,231	(706)

					$(5,909)

	Carrying value at March 31, 2015				Three Months Ended March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale - SBAs	$—	$3,211	$—	$3,211	$3
Loans held-for-sale - first mortgages	—	—	858	858	38
Loans, net of unearned income (a)	—	—	40,386	40,386	(1,362)
Real estate acquired by foreclosure (b)	—	—	29,681	29,681	(376)
Other assets (c)	—	—	28,265	28,265	(395)

					$(2,092)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

In first quarter 2016, FHN’s Regional Banking segment recognized $3.7 million of impairments on long-lived assets associated with efforts to more efficiently utilize its bank branch locations. The affected branch locations represented a mixture of owned and leased sites. The fair values of owned sites were determined using estimated sales prices from appraisals less estimated costs to sell. The fair values of leased sites were determined using a discounted cash flow approach, based on the revised estimated useful lives of the related assets. Both measurement methodologies are considered Level 3 valuations.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of March 31, 2016 and 2015:

(Dollars in Thousands)

Level 3 Class	Fair Value at March 31, 2016	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$3,052	Discounted cash flow	Prepayment speeds	24% - 46%

			Discount rate	47% - 82%

Loans held-for-sale - residential real estate	27,013	Discounted cash flow	Prepayment speeds - First mortgage	2% - 20%

			Prepayment speeds - HELOC	3% - 15%

			Foreclosure losses	45% - 57%

			Loss severity trends - First mortgage	10% - 65% of UPB

			Loss severity trends - HELOC	35% - 100% of UPB

			Draw rate - HELOC	2% - 12%

Derivative liabilities, other	4,620	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion

			Probability of resolution scenarios	5% - 30%

			Time until resolution	6 -36 months

Loans, net of unearned income (a)	33,238	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal

		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value

			Financial Statements/ Auction values adjustment	0% - 25% of reported value

Real estate acquired by foreclosure (b)	17,460	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal

Other assets (c)	24,231	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield

		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$5,321	Discounted cash flow	Prepayment speeds	42% - 46%

			Discount rate	6% - 55%

Loans held-for-sale - residential real estate	27,558	Discounted cash flow	Prepayment speeds - First mortgage	2% - 22%

			Prepayment speeds - HELOC	5% - 15%

			Foreclosure Losses	50% - 60%

			Loss severity trends - First mortgage	10% - 70% of UPB

			Loss severity trends - HELOC	45% - 100% of UPB

			Draw Rate - HELOC	5% - 12%

Derivative liabilities, other	5,005	Discounted cash flow	Visa covered litigation resolution amount	$4.5 billion - $5.6 billion

			Probability of resolution scenarios	10% - 25%

			Time until resolution	6 - 48 months

Loans, net of unearned income (a)	40,386	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal

		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value

			Financial Statements/ Auction Values adjustment	0% - 25% of reported value

Real estate acquired by foreclosure (b)	29,681	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal

Other assets (c)	28,265	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield

		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Trading securities-mortgage. Prepayment rates and credit spreads (part of the discount rate) are significant unobservable inputs used in the fair value measurement of FHN’s mortgage trading securities which include interest-only strips and principal-only strips. Subordinated bonds were also included in mortgage trading securities prior to their payoff in first quarter 2016. Increases in prepayment rates and credit spreads in isolation would result in significantly lower fair value measurements for the associated assets. Conversely, decreases in prepayment rates and credit spreads in isolation would result in significantly higher fair value measurements for the associated assets. Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayment rates as customers are expected to refinance existing mortgages under more favorable interest rate terms. Generally, changes in discount rates directionally mirror the changes in market interest rates. FHN’s Corporate Accounting Department monitors changes in the fair value of these securities monthly.

Loans held-for-sale. Foreclosure losses and prepayment rates are significant unobservable inputs used in the fair value measurement of FHN’s residential real estate loans held-for-sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. Draw rates are an additional significant unobservable input for HELOCs. Increases (decreases) in the draw rate estimates for HELOCs would increase (decrease) their fair value. All observable and unobservable inputs are re-assessed quarterly. Fair value measurements are reviewed at least quarterly by FHN’s Corporate Accounting Department.

Derivative liabilities. In conjunction with the sales of portions of its Visa Class B shares, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN uses a discounted cash flow methodology in order to estimate the fair value of FHN’s

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Other assets – tax credit investments. The estimated fair value of tax credit investments accounted for under the equity method is generally determined in relation to the yield (i.e., future tax credits to be received) an acquirer of these investments would expect in relation to the yields experienced on current new issue and/or secondary market transactions. Thus, as tax credits are recognized, the future yield to a market participant is reduced, resulting in consistent impairment of the individual investments. Individual investments are reviewed for impairment quarterly, which may include the consideration of additional marketability discounts related to specific investments which typically includes consideration of the underlying property’s appraised value. Unusual valuation adjustments and the associated triggering events are discussed with senior and executive management when appropriate. A portfolio review is conducted annually, with the assistance of a third party, to assess the reasonableness of current valuations.

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

	March 31, 2016
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$26,287	$40,197	$(13,910)
Nonaccrual loans	7,365	14,364	(6,999)
Loans 90 days or more past due and still accruing	227	309	(82)

	March 31, 2015
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$26,700	$40,762	$(14,062)
Nonaccrual loans	6,780	13,023	(6,243)
Loans 90 days or more past due and still accruing	1,343	1,686	(343)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$342	$1,142

For the three months ended March 31, 2016, and 2015, the amounts for residential real estate loans held-for-sale include gains of $.1 million and $.4 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Trading securities also include retained interests in prior securitizations that qualify as financial assets, which include interest-only strips and principal-only strips. Subordinated bonds were included in mortgage trading securities prior to payoff in first quarter 2016.

Note 16 – Fair Value of Assets & Liabilities (Continued)

FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of interest-only and principal-only strips. Subordinated bonds are bonds with junior priority and are valued using an internal model which includes contractual terms, frequency and severity of loss (credit spreads), prepayment speeds of the underlying collateral, and the yield that a market participant would require.

Securities available-for-sale. Securities available-for-sale includes the investment portfolio accounted for as available-for-sale under ASC 320-10-25, federal bank stock holdings, and short-term investments in mutual funds. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations. Prior to disposition in fourth quarter 2015, certain government agency debt obligations with limited trading activity were valued using a discounted cash flow model that incorporated a combination of observable and unobservable inputs. Primary observable inputs included contractual cash flows and the treasury curve. Significant unobservable inputs included estimated trading spreads and estimated prepayment speeds.

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

Loans held-for-sale also include loans made by the Small Business Administration (“SBA”), which are accounted for at LOCOM. The fair value of SBA loans is determined using an expected cash flow model that utilizes observable inputs such as the spread between LIBOR and prime rates, consensus prepayment speeds, and the treasury curve. The fair value of other non-residential real estate loans held-for-sale is approximated by their carrying values based on current transaction values.

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

Nonearning assets. For disclosure purposes, nonearning financial assets include cash and due from banks, accrued interest receivable, and fixed income receivables. Due to the short-term nature of cash and due from banks, accrued interest receivable, and fixed income receivables, the fair value is approximated by the book value.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Other noninterest-bearing liabilities. For disclosure purposes, other noninterest-bearing financial liabilities include accrued interest payable and fixed income payables. Due to the short-term nature of these liabilities, the book value is considered to approximate fair value.

Loan commitments. Fair values of these commitments are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Other commitments. Fair values of these commitments are based on fees charged to enter into similar agreements.

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of March 31, 2016 and 2015, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by the challenging economic conditions experienced during the past several years, including housing price declines and the effect on estimated collateral values, elevated unemployment or underemployment and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from our internal estimates of the intrinsic value of these assets.

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

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded loan commitments and stand by and other commitments as of March 31, 2016 and 2015.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	March 31, 2016
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$10,158,296	$—	$—	$10,051,987	$10,051,987
Commercial real estate	1,822,943	—	—	1,797,610	1,797,610
Retail:
Consumer real estate	4,622,909	—	—	4,512,005	4,512,005
Permanent mortgage	424,037	—	—	392,985	392,985
Credit card & other	342,775	—	—	344,736	344,736

Total loans, net of unearned income and allowance for loan losses	17,370,960	—	—	17,099,323	17,099,323
Short-term financial assets:
Interest-bearing cash	951,920	951,920	—	—	951,920
Federal funds sold	34,061	—	34,061	—	34,061
Securities purchased under agreements to resell	767,483	—	767,483	—	767,483

Total short-term financial assets	1,753,464	951,920	801,544	—	1,753,464
Trading securities (a)	1,226,521	—	1,223,464	3,057	1,226,521
Loans held-for-sale	116,270	—	—	116,270	116,270
Securities available-for-sale (a) (b)	4,014,405	25,309	3,825,743	163,353	4,014,405
Securities held-to-maturity	14,326	—	—	15,021	15,021
Derivative assets (a)	165,007	14,025	150,982	—	165,007
Other assets:
Tax credit investments	88,670	—	—	81,672	81,672
Deferred compensation assets	29,863	29,863	—	—	29,863

Total other assets	118,533	29,863	—	81,672	111,535
Nonearning assets:
Cash & due from banks	280,625	280,625	—	—	280,625
Fixed income receivables	114,854	—	114,854	—	114,854
Accrued interest receivable	70,849	—	70,849	—	70,849

Total nonearning assets	466,328	280,625	185,703	—	466,328

Total assets	$25,245,814	$1,301,742	$6,187,436	$17,478,696	$24,967,874

Liabilities:
Deposits:
Defined maturity	$1,317,431	$—	$1,326,095	$—	$1,326,095
Undefined maturity	19,010,403	—	19,010,403	—	19,010,403

Total deposits	20,327,834	—	20,336,498	—	20,336,498
Trading liabilities (a)	738,653	—	738,653	—	738,653
Short-term financial liabilities:
Federal funds purchased	588,413	—	588,413	—	588,413
Securities sold under agreements to repurchase	425,217	—	425,217	—	425,217
Other short-term borrowings	96,723	—	96,723	—	96,723

Total short-term financial liabilities	1,110,353	—	1,110,353	—	1,110,353
Term borrowings:
Real estate investment trust-preferred	45,981	—	—	49,350	49,350
Term borrowings - new market tax credit investment	18,000	—	—	18,234	18,234
Borrowings secured by residential real estate	34,914	—	—	30,131	30,131
Other long term borrowings	1,224,854	—	1,199,592	—	1,199,592

Total term borrowings	1,323,749	—	1,199,592	97,715	1,297,307
Derivative liabilities (a)	146,297	13,229	128,448	4,620	146,297
Other noninterest-bearing liabilities:
Fixed income payables	56,399	—	56,399	—	56,399
Accrued interest payable	25,077	—	25,077	—	25,077

Total other noninterest-bearing liabilities	81,476	—	81,476	—	81,476

Total liabilities	$23,728,362	$13,229	$23,595,020	$102,335	$23,710,584

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	March 31, 2015
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$9,570,703	$—	$—	$9,523,767	$9,523,767
Commercial real estate	1,303,232	—	—	1,285,775	1,285,775
Retail:
Consumer real estate	4,813,572	—	—	4,640,351	4,640,351
Permanent mortgage	491,522	—	—	458,133	458,133
Credit card & other	324,766	—	—	326,506	326,506

Total loans, net of unearned income and allowance for loan losses	16,503,795	—	—	16,234,532	16,234,532
Short-term financial assets:
Interest-bearing cash	438,633	438,633	—	—	438,633
Federal funds sold	43,052	—	43,052	—	43,052
Securities purchased under agreements to resell	831,541	—	831,541	—	831,541

Total short-term financial assets	1,313,226	438,633	874,593	—	1,313,226
Trading securities (a)	1,532,463	—	1,527,137	5,326	1,532,463
Loans held-for-sale (a)	133,958	—	3,211	130,747	133,958
Securities available-for-sale (a) (b)	3,672,331	25,870	3,487,502	158,959	3,672,331
Securities held-to-maturity	4,299	—	—	5,451	5,451
Derivative assets (a)	148,153	6,910	141,243	—	148,153
Other assets:
Tax credit investments	80,331	—	—	62,768	62,768
Deferred compensation assets	26,440	26,440	—	—	26,440

Total other assets	106,771	26,440	—	62,768	89,208
Nonearning assets:
Cash & due from banks	282,800	282,800	—	—	282,800
Fixed income receivables	190,662	—	190,662	—	190,662
Accrued interest receivable	72,716	—	72,716	—	72,716

Total nonearning assets	546,178	282,800	263,378	—	546,178

Total assets	$23,961,174	$780,653	$6,297,064	$16,597,783	$23,675,500

Liabilities:
Deposits:
Defined maturity	$1,210,417	$—	$1,216,398	$—	$1,216,398
Undefined maturity	17,428,137	—	17,428,137	—	17,428,137

Total deposits	18,638,554	—	18,644,535	—	18,644,535
Trading liabilities (a)	813,141	—	813,141	—	813,141
Short-term financial liabilities:
Federal funds purchased	703,352	—	703,352	—	703,352
Securities sold under agreements to repurchase	309,297	—	309,297	—	309,297
Other short-term borrowings	158,745	—	158,745	—	158,745

Total short-term financial liabilities	1,171,394	—	1,171,394	—	1,171,394
Term borrowings:
Real estate investment trust-preferred	45,913	—	—	49,350	49,350
Term borrowings - new market tax credit investment	18,000	—	—	18,208	18,208
Borrowings secured by residential real estate	60,914	—	—	52,568	52,568
Other long term borrowings	1,445,819	—	1,426,924	—	1,426,924

Total term borrowings	1,570,646	—	1,426,924	120,126	1,547,050
Derivative liabilities (a)	133,273	7,828	120,440	5,005	133,273
Other noninterest-bearing liabilities:
Fixed income payables	91,176	—	91,176	—	91,176
Accrued interest payable	31,745	—	31,745	—	31,745

Total other noninterest-bearing liabilities	122,921	—	122,921	—	122,921

Total liabilities	$22,449,929	$7,828	$22,299,355	$125,131	$22,432,314

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $66.0 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
(Dollars in thousands)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Unfunded Commitments:
Loan commitments	$8,042,286	$7,073,470	$2,279	$2,439
Standby and other commitments	273,666	374,173	3,885	5,229

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of March 31, 2016, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

FHN’s two major brands – First Tennessee and FTN Financial - provide customers with a broad range of products and services. First Tennessee provides retail and commercial banking services throughout Tennessee and other selected markets and is the largest bank headquartered in the state of Tennessee. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.

FHN is composed of the following operating segments:

•	Regional banking offers financial products and services including traditional lending and deposit-taking to retail and commercial customers in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, along with credit card and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking-related services to other financial institutions nationally.

•	Fixed income provides financial services for depository and non-depository institutions through the sale and distribution of fixed income securities, loan sales, portfolio advisory services, and derivative sales.

•	Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance (“BOLI”), unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, gains on the extinguishment of debt, and acquisition-related costs.

•	Non-strategic includes exited businesses and wind-down national consumer lending activities, other discontinued products, and loan portfolios and service lines.

On October 2, 2015, FHN completed its acquisition of TrustAtlantic Financial Corporation (“TrustAtlantic Financial” or “TAF”), and its wholly owned bank subsidiary TrustAtlantic Bank (“TAB”), for an aggregate of 5.1 million shares of FHN common stock and $23.9 million in cash in a transaction valued at $96.7 million. The fair value of the acquired assets totaled $445.3 million, including $281.9 million in loans. FHN also assumed $344.1 million of TAF deposits.

FHN’s operating results include the operating results of the acquired assets and assumed liabilities of the acquired entity subsequent to the acquisition date. Refer to Note 2 – Acquisitions and Divestitures in this report and in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2015 financial statements, notes, and MD&A is provided in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

ADOPTION OF ACCOUNTING UPDATES

Effective January 1, 2016, FHN retroactively adopted the requirements of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. FHN previously classified debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition, consistent with prior requirements. The retrospective application of ASU 2015-03 resulted in a decrease to Other assets and Term borrowings of $2.6 million at March 31, 2015 and $2.5 million at December 31, 2015 versus previously reported amounts. The adoption of ASU 2015-03 had no effect on FHN’s recognition of interest expense. All prior periods, applicable tables and associated narrative in this report have been revised to reflect this change. For additional information see Note 1 – Financial Information in this report.

FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are statements that are not a representation of historical information but instead pertain to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general and local economic and business conditions, including economic recession or depression; the stability or volatility of values and activity in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims relating to the foreclosure process; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting FHN directly or affecting its customers, business counterparties or competitors; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Fed”), the FDIC, the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of the Treasury (“U.S. Treasury”), the Municipal Securities Rulemaking Board (“MSRB”), the Consumer Financial Protection Bureau (“CFPB”), the Financial Stability Oversight Council (“Council”), the Public Company Accounting Oversight Board (“PCAOB”) and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March  31, 2016, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

For first quarter 2016, FHN reported net income available to common shareholders of $47.8 million, or $.20 per diluted share, compared to a net loss of $76.7 million or $.33 per diluted share in first quarter 2015. The improvement in results was due to lower expenses and an increase in revenue compared to first quarter 2015.

Total revenue was $306.4 million in first quarter 2016 compared to $286.6 million in first quarter 2015. The increase in revenue was primarily driven by an increase in net interest income (“NII”) and higher fixed income product revenue in first quarter 2016 compared to first quarter 2015.

Expenses in first quarter 2016 were $226.9 million, a 40 percent decline from $376.2 million in first quarter 2015. The decrease in expense was largely the result of a decline in litigation accruals related to the first quarter 2015 agreement reached with two federal agencies, DOJ and HUD, to settle potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans. This settlement resulted in a $162.5 million charge to litigation and regulatory matters in the prior year. Higher personnel expenses, legal and professional fees, and a $3.7 million impairment charge related to future branch closures offset a portion of the expense decline in first quarter 2016.

On a consolidated basis, credit quality remained strong in first quarter 2016, resulting in a $3.0 million loan loss provision in first quarter 2016 compared to $5.0 million in first quarter 2015. The allowance for loan losses (“ALLL”) (on a period-end basis) declined 11 percent while non-performing loans declined 3 percent from a year ago.

Return on average common equity and return on average assets for first quarter 2016 were positive 8.53 percent and positive .79 percent, respectively, compared to negative 14.04 percent and negative 1.15 percent, respectively, in first quarter 2015. Total capital, Tier 1, and Common Equity Tier 1 ratios were 12.73 percent, 11.56 percent, and 10.33 percent, respectively, in first quarter 2016 compared to 14.07 percent, 11.84 percent, and 10.30 percent, respectively in first quarter 2015. Total period-end assets increased to $27.0 billion on March 31, 2016, from $25.7 billion on March 31, 2015. Average loans increased 7 percent to $17.3 billion in first quarter 2016 compared to first quarter 2015. Average core deposits increased 9 percent to $19.4 billion in first quarter 2016 from $17.8 billion first quarter 2015. Average Shareholders’ equity was $2.6 billion in first quarters 2016 and 2015. Period-end Shareholders’ equity increased to $2.6 billion on March 31, 2016 from $2.5 billion on March 31, 2015.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $71.5 million during first quarter 2016 compared to $74.2 million in first quarter 2015. The decrease in pre-tax income was driven by an increase in both expenses and loan loss provisioning which more than offset higher revenue.

Total revenue increased 8 percent, or $17.0 million, to $231.6 million in first quarter 2016 from $214.6 million in first quarter 2015, driven by an increase in NII. Several factors contributed to the increase in NII including higher average balances of commercial loans, higher earnings credit as a result of an increase in average deposits at higher spreads due to increased market rates, and an additional day in the quarter relative to first quarter 2015. These increases were somewhat offset by lower commercial loan spreads. Noninterest income was $59.3 million in first quarter 2016, compared to $60.2 million in first quarter 2015 largely driven by lower brokerage, management fees, and commission income from the Bank’s wealth management group. The decline was the result of market volatility and lower variable annuity sales as practices are adjusted to meet the standards of a changing regulatory environment. Additionally, a shift in product and fee structures caused a temporary decline in revenues but better met client needs and will result in revenue streams over the life of the product.

Provision expense increased to $14.8 million in first quarter 2016 from $4.9 million in first quarter 2015. Overall, the increase in the regional bank provision was driven by higher reserves for the commercial portfolio primarily as a result of loan growth from a year ago and also moderation in the amount of upgrades versus downgrades. The deterioration in 2016 was primarily driven by a few credits in C&I, one of which was an energy-related credit that resulted in a charge-off in 2016.

Noninterest expense was $145.4 million and $135.4 million in first quarter 2016 and 2015, respectively. The increase in expense was largely attributable to higher personnel expenses in first quarter 2016 relative to the prior year and $3.7 million of fixed asset impairments recognized in first quarter 2016 related to future branch closures. The increase in personnel expense was primarily driven by an increase in headcount related to the TAF acquisition, higher incentive expense associated with continued strategic hires and retention in first quarter 2016, and an extra workday due to the leap year. Increases in FDIC premiums and professional fees also contributed to the higher expenses in first quarter 2016. These increases were partially offset by a decline in pension expense relative to first quarter 2015 due to a change in the discount rates used in the calculation of pension and postretirement interest costs and a decline in contract employment expenses due in large part to the completion of a large operations efficiency project in 2015.

Fixed Income

Pre-tax income in the fixed income segment was $11.1 million in first quarters 2016 and 2015. Fixed income product revenue increased 8 percent to $57.6 million in first quarter 2016 from $53.5 million in first quarter 2015, as average daily revenue (“ADR”) increased to $944 thousand in first quarter 2016 from $877 thousand in first quarter 2015 reflecting slightly more favorable market conditions, as well as the strength and expansion of the distribution platform. Other product revenue increased to $9.5 million in first quarter 2016 from $8.1 million in first quarter 2015, primarily driven by increases in fees from loan sales, derivatives sales and portfolio advisory services. Offsetting a portion of this increase, NII decreased $1.7 million in first quarter 2016 to $2.7 million due to lower average balances of trading securities in first quarter 2016. Noninterest expense was $58.7 million in first quarter 2016 up from $54.7 million in first quarter 2015. The increase in expense during first quarter 2016 was largely the result of higher variable compensation expenses connected with the increase in fixed income product revenue in first quarter 2016.

Corporate

The pre-tax loss for the corporate segment was $22.1 million and $25.1 million during first quarter 2016 and 2015, respectively. Net interest expense decreased to $14.4 million in first quarter 2016 from $16.1 million in first quarter 2015 due to a larger AFS securities portfolio in first quarter 2016 relative to the prior year, coupled with a decrease in average term borrowings outstanding. Noninterest income (including securities gain/losses) was $5.7 million in first quarter 2016, up from $5.4 million in first quarter 2015. The increase in noninterest income was driven by an increase in securities gains primarily associated with a $1.7 million gain on an exchange of approximately $294 million of available-for-sale (“AFS”) debt securities, somewhat offset by a decrease in deferred compensation income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. Noninterest expense decreased to $13.5 million in first quarter 2016 from $14.4 million in first quarter 2015.

Non-Strategic

The non-strategic segment had pre-tax income of $16.0 million in first quarter 2016 compared to a pre-tax loss of $155.0 million in first quarter 2015. The improvement in results was driven by lower expenses and a provision credit which more than offset a decline in revenues. Total revenue was $13.6 million in first quarter 2016 down from $16.8 million in first quarter 2015. NII declined 19 percent to $11.5 million in first quarter 2016, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) decreased to $2.2 million in first quarter 2016 from $2.6 million in first quarter 2015.

The provision for loan losses within the non-strategic segment was a provision credit of $11.8 million in first quarter 2016 compared to provision expense of $.1 million in the prior year. Overall, the non-strategic segment continues to reflect strong performance combined with lower loan balances as reserves declined $41.4 million to $60.9 million as of March 31, 2016, nearly all of which was within the consumer real estate portfolio. Losses remain historically low as the non-strategic segment had net recoveries in 2016 versus $3.4 million in net charge-offs a year ago.

Noninterest expense decreased to $9.4 million in first quarter 2016 from $171.7 million in first quarter 2015. The decrease in expense was due to a decline in loss accruals related to litigation and regulatory matters. In first quarter 2015 the non-strategic segment had $162.5 million in loss accruals associated with the settlement reached with DOJ/HUD as previously mentioned. Generally, most other expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Total consolidated revenue was $306.4 million in first quarter 2016, a 7 percent increase from $286.6 million in first quarter 2015 largely driven by increases in net interest income and fixed income product revenue. Total expenses decreased 40 percent to $226.9 million in first quarter 2016 from $376.2 million in first quarter 2015. The decrease in expenses was primarily due to a decline in loss accruals related to the DOJ/HUD settlement in first quarter 2015.

NET INTEREST INCOME

Net interest income increased 10 percent, or $15.2 million, to $172.1 million in first quarter 2016 from $156.9 million in first quarter 2015. The increase in NII was the result of loan growth within the regional bank’s portfolios, the favorable impact of the December Fed rate increase, a larger AFS securities portfolio, and a decline in long-term funding costs. These increases were partially offset by the continued run-off of the non-strategic loan portfolios, a decrease in interest income associated with payments received on non-performing loans recognized on a cash basis, and lower average balances of trading inventory relative to first quarter 2015. Average earnings assets was $24.4 billion in first quarter 2016 compared to $23.5 billion in first quarter 2015. The increase to average earnings assets was primarily driven by loan growth within the regional bank, but was also impacted by a larger securities portfolio. These increases were somewhat offset by continued run-off of the non-strategic loan portfolios, a decline in average balances of excess cash held at the Fed, and a decrease in average fixed income trading securities.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin was 2.88 percent in first quarter 2016, up from 2.74 percent in first quarter 2015. The net interest spread was 2.74 percent in first quarter 2016, up 13 basis points from 2.61 percent in first quarter 2015. The increase in NIM was largely the result of the December Fed rate increase, a decrease in average excess cash held at the Fed during the quarter, and the favorable impact of a decline in long-term funding costs. A decrease in interest income associated with payments received on non-performing loans recognized on a cash basis relative to first quarter 2015 and run-off of the non-strategic loan portfolios negatively impacted NIM in first quarter 2016.

Table 1— Net Interest Margin

	Three Months Ended March 31
	2016	2015
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.58%	3.50%
Retail loans	4.07	3.96

Total loans, net of unearned income	3.73	3.67

Loans held-for-sale	4.13	4.31
Investment securities:
U.S. treasuries	0.98	0.97
U.S. government agencies	2.46	2.47
States and municipalities (a)	6.70	3.46
Corporate bonds	5.25	—
Other (b)	2.59	4.13

Total investment securities	2.48	2.56

Trading securities	2.87	2.71
Other earning assets:
Federal funds sold	1.26	0.97
Securities purchased under agreements to resell (c)	0.11	(0.13)
Interest bearing cash	0.50	0.24

Total other earning assets	0.34	0.12

Interest income / total earning assets	3.23%	3.11%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.21%	0.18%
Other interest-bearing deposits	0.18	0.09
Time deposits	0.58	0.71

Total interest-bearing core deposits	0.22	0.18
Certificates of deposit $100,000 and more	0.95	0.84
Federal funds purchased	0.51	0.25
Securities sold under agreements to repurchase	0.05	0.08
Fixed income trading liabilities	2.14	2.18
Other short-term borrowings	0.97	0.68
Term borrowings	2.32	2.39

Interest expense / total interest-bearing liabilities	0.49	0.50

Net interest spread	2.74%	2.61%
Effect of interest-free sources used to fund earning assets	0.14	0.13

Net interest margin (d)	2.88%	2.74%

(a)	First quarter 2016 increase driven by payoff of lower-yielding municipal bonds in fourth quarter 2015.
(b)	First quarter 2016 decrease driven by a decline in the dividend rate of FHN’s holdings of federal reserve bank stock.
(c)	First quarter 2015 rate driven by negative market rates on reverse repurchase agreements.
(d)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is impacted by balance sheet factors such as interest-bearing cash levels, deposit balances, trading inventory, commercial loan volume, loan fees, cash basis income, and changes in short term interest rates. FHN’s balance sheet is positioned to benefit primarily from a rise in short-term interest rates. During 2016, any benefit to NIM will be dependent on the extent of Fed interest rate increases, as well as levels of interest bearing cash and trading inventory balances.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $3.0 million in first quarter 2016 compared to $5.0 million in first quarter 2015. During first quarter 2016 aggregate performance of the loan portfolio remained strong which resulted in an 11 percent decline in the allowance for loan losses (on a period-end basis). For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to Asset Quality—Trend Analysis of First Quarter 2016 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains/(losses)) was $134.3 million in first quarter 2016 compared to $129.7 million in first quarter 2015. In first quarter 2016 noninterest income was 44 percent of total revenue compared to 45 percent of total revenue in first quarter 2015. The increase in noninterest income in first quarter 2016 relative to first quarter 2015 was primarily driven by higher fixed income sales revenue.

Fixed Income Noninterest Income

Fixed income noninterest income increased 9 percent in first quarter 2016 to $67.0 million from $61.6 million in first quarter 2015. Revenue from fixed income product revenue was up reflecting slightly more favorable market conditions, as well as the strength and expansion of the distribution platform. Revenue from other products increased 16 percent to $9.4 million in first quarter 2016 from $8.1 million in first quarter 2015, largely driven by increases in fees from loan sales, derivative sales and portfolio advisory services. The following table summarizes FHN’s fixed income noninterest income for the three months ended March 31, 2016 and 2015.

Table 2—Fixed Income Noninterest Income

	Three Months Ended
	March 31		Percent Change
(Dollars in thousands)	2016	2015
Noninterest income:
Fixed income	$57,583	$53,510	8%
Other product revenue	9,394	8,109	16%

Total fixed income noninterest income	$66,977	$61,619	9%

Brokerage, Management Fees and Commissions

Income from brokerage, management fees and commissions was $10.4 million in first quarter 2016, down 9 percent from $11.4 million in first quarter 2015. The decline in income was primarily driven by a reduction in annuity income as a result of market volatility and lower variable annuity sales as practices are adjusted to meet the standards of a changing regulatory environment. The decline was also affected by a shift in product and fee structures, which caused a temporary decline in revenues but better met client needs and will result in revenue streams over the life of the product.

Securities Gains/Losses

In first quarter 2016, FHN recognized securities gains of $1.6 million which was primarily the result of a $1.7 million gain on an exchange of approximately $294 million of AFS debt securities. Securities gains for first quarter 2015 were not material.

Other Noninterest Income

Other income may include revenues from ATM and interchange fees, electronic banking fees, mortgage banking, revenue related to deferred compensation plans (which are mirrored by changes in noninterest expense), gains/(losses) from the extinguishment of debt and various other fees.

All other income and commissions was $10.1 million in first quarter 2016 compared to $11.1 million in first quarter 2015, primarily driven by a decrease in deferred compensation income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. The following table provides detail regarding FHN’s other income.

Table 3—Other Income

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
Other income:
ATM interchange fees	$2,958	$2,761
Electronic banking fees	1,397	1,428
Mortgage banking	1,273	1,584
Letter of credit fees	1,061	1,123
Deferred compensation (a)	329	1,033
Other	3,071	3,125

Total	$10,089	$11,054

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Deferred compensation market value adjustments are mirrored by changes in deferred compensation expense which is included in employee compensation, incentives, and benefits expense.

NONINTEREST EXPENSE

Noninterest expense was $226.9 million in first quarter 2016 compared to $376.2 million in first quarter 2015. The decrease in noninterest expense was primarily the result of first quarter 2015 litigation and regulatory loss accruals.

Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, increased 4 percent, or $5.7 million, to $137.2 million in first quarter 2016 from $131.4 million in first quarter 2015. The increase in personnel expense was driven by an increase in variable compensation associated with higher fixed income product sales revenue within FHN’s fixed income operating segment. Additionally, an extra workday due to the leap year, as well as a year over year increase in headcount related to the TAF acquisition and higher incentive expense associated with strategic hires and retention within the regional bank, also contributed to the increase in personnel expense in first quarter 2016. These increases were partially offset by a decline in pension expense relative to first quarter 2015 due to a change in the discount rates used in the calculation of pension and postretirement interest costs.

Legal Fees

Legal fees increased to $4.9 million in first quarter 2016 from $3.6 million in first quarter 2015.

Professional Fees

Professional fees increased to $5.2 million in first quarter 2016 from $3.7 million in first quarter 2015, largely the result of consulting projects in 2016.

FDIC Premium Expense

FDIC premium expense increased $1.5 million to $4.9 million in first quarter 2016 from $3.5 million in first quarter 2015 largely driven by balance sheet growth in 2016 and the loss in first quarter 2015.

Contract Employment and Outsourcing

Expenses associated with contract employment and outsourcing decreased $2.2 million to $2.4 million in first quarter 2016 from $4.6 million in first quarter 2015. The decrease was attributable to a lower number of technology-related projects in first quarter 2016 relative to the prior year coupled with the completion of a large operations efficiency project in 2015.

Other Noninterest Expense

All other expenses were $19.0 million in first quarter 2016 compared to $176.7 million in first quarter 2015. The decrease in all other expenses was driven by a decline in litigation accruals related to the first quarter 2015 DOJ/HUD settlement previously mentioned, partially offset by $3.7 million of fixed asset impairments recognized in first quarter 2016 related to future branch closures. The following table provides detail regarding FHN’s other expenses.

Table 4—Other Expense

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
Other expense:
Travel and entertainment	$2,062	$1,614
Customer relations	1,879	1,314
Employee training and dues	1,390	1,132
Supplies	1,026	927
Miscellaneous loan costs	717	361
Tax credit investments	706	395
Litigation and regulatory matters	(475)	162,500
Other	11,719	8,423

Total	$19,024	$176,666

INCOME TAXES

FHN recorded an income tax provision of $24.2 million in first quarter 2016, compared to an income tax benefit of $22.3 million in first quarter 2015. The effective tax rates for the quarters ended March 31, 2016 and 2015 were approximately 32 percent and 24 percent, respectively. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. The company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2016, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $347.9 million and $120.1 million, respectively, resulting in a net DTA of $227.8 million at March 31, 2016, compared with $273.7 million at March 31, 2015.

As of March 31, 2016, FHN had federal tax credit carryforwards which will expire in varying amounts between 2030 and 2035, state income tax net operating loss (“NOL”) carryforwards which will expire in varying amounts between 2016 and 2035, and federal capital loss carryforwards, which will expire in 2017. As of March 31, 2016 and 2015, FHN established a valuation allowance of $.3 million and $.1 million, respectively, against its state NOL carryforwards and $40.5 million and $44.4 million, respectively, against its federal capital loss carryforwards. Management believes it is more likely than not that the benefit of the capital loss carryover to 2016 will not be realized because there is uncertainty as to whether FHN will generate capital gains over the five year carryforward period. FHN’s DTA after valuation allowance was $347.9 million and $374.3 million as of March 31, 2016 and 2015, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

STATEMENT OF CONDITION REVIEW

Total period-end assets were $27.0 billion on March 31, 2016, up 5 percent and 3 percent, respectively from $25.7 billion on March 31, 2015 and $26.2 billion on December 31, 2015. Average assets increased to $26.6 billion in first quarter 2016 from $25.6 billion in first quarter 2015 and $26.2 billion in fourth quarter 2015. The increase in average assets compared to first quarter 2015 is primarily attributable to increases in loan balances and a larger investment securities portfolio, somewhat offset by declines in interest bearing cash and trading securities.

EARNING ASSETS

Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased to $24.4 billion in first quarter 2016 from $23.5 billion in first quarter 2015. A more detailed discussion of the major line items follows. Unless otherwise indicated, references below to balances for 2016 and 2015 refer to period-end balances at March 31, 2016 or 2015, respectively or average balances for the first quarter of 2016 or 2015.

Loans

Period-end loans increased to $17.6 billion as of March 31, 2016 from $16.7 billion on March 31, 2015. Average loans for 2016 were $17.3 billion compared to $16.1 billion for 2015. The increase in average and period-end loan balances was primarily due to loan growth within the regional bank’s commercial portfolios and also loans added through the TAF acquisition in fourth quarter 2015, partially offset by run-off of portfolios within the non-strategic segment.

Table 5—Average Loans

	Quarter Ended March 31, 2016		Quarter Ended March 31, 2015		Quarter Ended December 31, 2015
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	1Q16 changes vs
(Dollars in thousands)							1Q15	4Q15
Commercial:
Commercial, financial, and industrial	$9,994,084	58%	$8,965,657	56%	$9,720,115	57%	11%	3%
Commercial real estate	1,765,435	10	1,290,246	8	1,612,730	10	37%	9%

Total commercial	11,759,519	68	10,255,903	64	11,332,845	67	15%	4%

Consumer:
Consumer real estate (a)	4,732,968	27	4,988,532	31	4,798,067	28	(5)%	(1)%
Permanent mortgage	447,800	3	526,616	3	455,299	3	(15)%	(2)%
Credit card, OTC and other	353,661	2	351,503	2	356,948	2	1%	(1)%

Total consumer	5,534,429	32	5,866,651	36	5,610,314	33	(6)%	(1)%

Total loans, net of unearned	$17,293,948	100%	$16,122,554	100%	$16,943,159	100%	7%	2%

(a)	Balances as of March 31, 2016 and 2015, and December 31, 2015 include $50.0 million, $74.1 million, and $56.0 million of restricted loans, respectively.

C&I loans increased 11 percent, or $1.0 billion, from first quarter 2015 due to net loan growth within several of the regional bank’s portfolios including general commercial, business banking, and asset-based lending, as well as higher average balances of loans to mortgage companies. Commercial real estate loans increased 37 percent or $475.2 million to $1.8 billion at the end of first quarter 2016 because of growth in expansion markets and opportunities with new and existing customers within the regional bank and with increased funding under these commitments. In addition, the fourth quarter 2015 TAB acquisition contributed to the increase.

Average consumer loans declined 6 percent, or $332.2 million, from a year ago to $5.5 billion in first quarter 2016. The consumer real estate portfolio (home equity lines and installment loans) declined $255.6 million, to $4.7 billion, as the continued wind-down of portfolios within the non-strategic segment outpaced a $227.5 million increase in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $78.8 million to $447.8 million in first quarter 2016 driven by run-off of legacy assets. Credit Card and Other increased slightly to $353.7 million in first quarter 2016.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities increased 10 percent from $3.7 billion on March 31, 2015 to $4.0 billion on March 31, 2016. Average investment securities were $4.0 billion and $3.6 billion in first quarter 2016 and 2015, respectively, representing 16 percent and 15 percent of earning assets. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased government-guaranteed loans), student, small business, and home equity loans. The average balance of loans HFS decreased to $122.1 million in first quarter 2016 from $138.4 million in first quarter 2015. On March 31, 2016 and 2015, loans HFS were $116.3 million and $134.0 million, respectively. The lower balances of both average and period-end loans HFS was largely driven by a smaller mortgage warehouse. A decrease in small business loans also contributed to the year-over-year decline on a period-end basis.

Other Earning Assets

Other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $3.0 billion in 2016, a $629.7 million decrease from $3.6 billion in 2015. The decrease was the result of a $442.1 million decline in interest-bearing cash and a $229.3 million decrease in trading securities, partially offset by a $40.0 million increase in securities purchased under agreements to resell (“asset repos”). The decrease in interest-bearing cash was driven by increases in the loan and investment securities portfolios and a decline in borrowings, somewhat offset by an increase in core deposits. Fixed income’s trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from repo transactions are used to fulfill trades. Other earning assets were $3.0 billion and $2.8 billion on March 31, 2016 and 2015, respectively. The increase in other earning assets on a period-end basis was primarily due to higher levels of interest-bearing cash on March 31, 2016 driven by an inflow of customer deposits, somewhat offset by a decline in fixed income trading inventory levels and a decrease in asset repos.

Non-earning assets

Period-end non-earning assets were $2.3 billion on March 31, 2016 and 2015.

Core Deposits

Average core deposits were $19.4 billion during first quarter 2016, up 9 percent from $17.8 billion during first quarter 2015. The increase in average core deposits was driven by several factors including an increase in commercial customer deposits, the timing of a new product offering within correspondent banking in late fourth quarter 2014, the addition of deposits associated with the fourth quarter 2015 TAF acquisition, and FHN’s decision to increase deposits in a third party network deposits sweep program. The third party deposits program is an FDIC-insured deposit sweep program where financial institutions can receive unsecured deposits for the long-term (several years) and in larger-dollar increments. The new product offering within correspondent banking previously mentioned was first offered in fourth quarter 2014, but increased substantially during first quarter 2015 and resulted in a shift in funding from federal funds purchased (“FFP”) to deposits. Period-end core deposits were $19.8 billion on March 31, 2016, up 9 percent from $18.2 billion on March 31, 2015. The increase was driven by the same factors that affected average balances, with the exception of the product offering within correspondent banking which did not significantly impact the core deposits variance on a period-end basis.

Short-Term Funds

Average short-term funds (certificates of deposit greater than $100,000, FFP, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) decreased 14 percent to $2.5 billion in first quarter 2016 from $2.9 billion in first quarter 2015. The decrease was primarily driven by declines in FFP and other short-term borrowings, somewhat offset by an increase in jumbo CDs. Average FFP, which currently is composed primarily of funds from correspondent banks, was $.6 billion in first quarter 2016 compared to $1.1 billion in 2015. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. The decrease between first quarter 2016 and first quarter 2015 was largely affected by the timing of the new product offering first introduced in late fourth quarter 2014 in correspondent banking mentioned above that resulted in a shift of funds from FFP to deposits. The decline in other short-term borrowings was largely the result of a decline in borrowings correlated with lower fixed income inventory levels in first quarter 2016 relative to the prior year. CDs greater than $100,000 increased $88.5 million to $512.0 million due in large part to the TAF acquisition in fourth quarter 2015. On average, short-term purchased funds accounted for 11 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in first quarter 2016 compared to 13 percent in first quarter 2015. Period-end short-term funds were $2.4 billion on March 31, 2016 and 2015.

Term Borrowings

Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Period-end and average term borrowings were $1.3 billion in first quarter 2016 compared to $1.6 billion in first quarter 2015. The decrease in term borrowings primarily relates to $206 million of junior subordinated notes underlying $200 million of trust preferred debt that was called in third quarter 2015.

Other Liabilities

Period-end other liabilities decreased to $820.1 million on March 31, 2016 from $1.0 billion on March 31, 2015, largely due to the first quarter 2015 DOJ/HUD litigation accrual.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.6 billion in first quarter 2016 and 2015. Period-end equity increased $143.7 million from March 31, 2015 to $2.6 billion on March 31, 2016. The increase in period-end equity was primarily due to net income recognized since first quarter 2015 and $72.8 million of equity issued related to the TAF acquisition in October 2015, somewhat offset by common and preferred dividends paid, share repurchases (discussed below), and an increase of net pension underfunding.

In January 2014, FHN’s board of directors approved a share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. In July 2015 and April 2016 the board increased and extended that program. The current program authorizes total purchases of up to $350 million and expires on January 31, 2018. During first quarter 2016, FHN repurchased $75.0 million of common shares under the program, compared to $15.8 million of common shares repurchased during first quarter 2015. Total purchases under this program through March 31, 2016 were $141.8 million.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 6—Regulatory Capital and Ratios

(Dollars in thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Shareholders’ equity	$2,347,517	$2,203,826	$2,344,155
FHN Non-cumulative perpetual preferred	(95,624)	(95,624)	(95,624)

Common equity	$2,251,893	$2,108,202	$2,248,531
Regulatory adjustments:
Goodwill and other intangibles	(169,427)	(122,993)	(165,661)
Net unrealized (gains)/losses on securities	(42,556)	(36,705)	(3,394)
Minimum pension liability	216,460	205,744	217,586
Net unrealized (gains)/losses on cash flow hedges	(3,465)	—	—
Disallowed deferred tax assets	(26,277)	(20,694)	(18,404)
Other	(7)	—	(78)

Common equity tier 1	$2,226,621	$2,133,554	$2,278,580
FHN Non-cumulative perpetual preferred	95,624	95,624	95,624
Qualifying noncontrolling interest-FTBNA preferred stock	243,675	254,319	260,794
Qualifying trust preferred (a)	—	50,000	—
Other deductions from tier 1	(72,840)	(81,200)	(62,857)

Tier 1 capital	$2,493,080	$2,452,297	$2,572,141
Tier 2 capital	251,109	460,374	264,574

Total regulatory capital	$2,744,189	$2,912,671	$2,836,715

	March 31, 2016		March 31, 2015		December 31, 2015
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	10.33%	$2,226,621	10.30%	$2,133,554	10.45%	$2,278,580
First Tennessee Bank National Association	10.84	2,287,480	11.81	2,365,958	10.81	2,284,646
Tier 1
First Horizon National Corporation	11.56	2,493,080	11.84	2,452,297	11.79	2,572,141
First Tennessee Bank National Association	11.96	2,522,884	12.95	2,593,144	11.95	2,525,912
Total
First Horizon National Corporation	12.73	2,744,189	14.07	2,912,671	13.01	2,836,715
First Tennessee Bank National Association	13.03	2,748,898	14.49	2,903,251	13.09	2,768,625
Tier 1 Leverage
First Horizon National Corporation	9.40	2,493,080	9.59	2,452,297	9.85	2,572,141
First Tennessee Bank National Association	9.88	2,522,884	10.57	2,593,144	10.06	2,525,912

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	March 31, 2015 includes $50 million of trust preferred securities, which began phasing out of Tier 1 capital in 2015 under Basel III. In third quarter 2015 FHN redeemed its junior subordinated debt, which triggered the redemption of the trust preferred securities.

Presentation of regulatory measures, even those which are not GAAP, provide a meaningful base for comparability to other financial institutions subject to the same regulations as FHN, as demonstrated by their use by banking regulators in reviewing capital adequacy of financial institutions. Although not GAAP terms, these regulatory measures are not considered “non-GAAP” under U.S. financial reporting rules as long as their presentation conforms to regulatory standards. Regulatory measures used in this MD&A include: tier 1 capital, generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk based capital regulations; common equity tier 1 capital, generally defined as common equity less goodwill, other intangibles, and certain other required regulatory deductions; and risk-weighted assets (“RWA”), which is a measure of total on- and off-balance sheet assets adjusted for credit and market risk, used to determine regulatory capital ratios.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. In first quarter 2016, for an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of March 31, 2016, FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions. Generally, regulatory capital ratios decreased in first quarter 2016 relative to fourth quarter 2015 due to the impact of net income/(loss) less dividends and share repurchases on retained earnings and the continued phase-in implementation of the Basel III regulations. The decline in ratios compared to first quarter 2015 was primarily driven by increases in risk-weighted assets from growth in earning assets partially offset by net retained income over the period. Additionally, Tier 1 and Total Capital ratios for FHN decreased relative to first quarter 2015 as a result of the redemption of the $200 million trust preferred securities. Throughout 2016, capital ratios are expected to remain significantly above well-capitalized standards.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during first quarter 2016:

Table 7—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2016
January 1 to January 31	49	$12.39	49	30,986
February 1 to February 29	2	$12.15	2	28,541
March 1 to March 31	11	$12.89	11	28,530

Total	62	$12.47	62

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This action consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been and will continue to be reduced for that portion which relates to compensation plans for which no options remain outstanding, most recently in February 2016. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On March 31, 2016, the maximum number of shares that may be purchased under the program was 28.5 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2016.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2016
January 1 to January 31	869	$12.26	869	$122,487
February 1 to February 29	3,910	$12.22	3,910	$74,706
March 1 to March 31	1,297	$12.76	1,297	$58,157

Total	6,076	$12.34	6,076

(a) Represents total costs including commissions paid.

Other Programs:

•	On January 22, 2014, FHN announced a $100 million share purchase authority with an expiration date of January 31, 2016. On July 21, 2015, FHN announced a $100 million increase in that authority along with an extension of the expiration date to January 31, 2017, and on April 26, 2016, FHN announced a $150 million increase and further extension to January 31, 2018. As of March 31, 2016, $141.8 million in purchases had been made under this $350 million authority at an average price per share of $12.70, $12.68 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY-TREND ANALYSIS OF FIRST QUARTER 2016 COMPARED TO FIRST QUARTER 2015

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Retail loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (29 percent of total loans), the majority of which is in the consumer real estate portfolio (27 percent of total loans). Industry concentrations are discussed under the heading C&I below. Consolidated key asset quality metrics for each of these portfolios can be found in Table 15 – Asset Quality by Portfolio.

As economic and real estate conditions develop, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 32. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2016, are consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $10.2 billion on March 31, 2016, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.

The following table provides the composition of the C&I portfolio by industry as of March 31, 2016, and 2015. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 8—C&I Loan Portfolio by Industry

	March 31, 2016		March 31, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,195,481	21%	$2,010,337	21%
Loans to mortgage companies	1,495,858	15	1,641,672	17
Wholesale trade	843,602	8	793,818	8
Real estate rental & leasing (a)	765,939	7	525,249	6
Healthcare	723,700	7	773,068	8
Manufacturing	712,082	7	700,593	7
Public administration	608,593	6	568,470	6
Transportation & warehousing	506,568	5	306,404	3
Other (education, arts, entertainment, etc.) (b)	2,387,360	24	2,318,744	24

Total C&I loan portfolio	$10,239,183	100%	$9,638,355	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent for 2016.

As of March 31, 2016, finance and insurance, the largest component, represents 21 percent of the C&I portfolio. The balances of loans to mortgage companies were 15 percent of the C&I portfolio as of March 31, 2016, as compared to 17 percent of the C&I portfolio in 2015, and include balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 36 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance”, as discussed below, on March 31, 2016, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component of the C&I portfolio includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. Finance and insurance also includes approximately $1.0 billion of asset-based lending to consumer financing companies.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2016, one TRUP relationship was on interest deferral compared to two as of March 31, 2015.

As of March 31, 2016, the unpaid principal balance (“UPB”) of trust preferred loans totaled $333.4 million ($207.1 million of bank TRUPS and $126.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $218.5 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPS of $25.5 million, total reserves (ALLL plus the LOCOM) for TRUPS and other bank-related loans were $26.6 million or 5 percent of outstanding UPB.

C&I Asset Quality Trends

The C&I ALLL increased $13.2 million to $80.9 million as of March 31, 2016. The increase in reserves is driven by loan growth in the regional banking segment and deterioration of a few credits combined with moderation in the amount of upgrades versus downgrades. The increase in the ALLL within the regional bank was partially offset by a $3.5 million decline within non-strategic as a result of a TRUP disposition in fourth quarter 2015. The allowance as a percentage of period-end loans increased to .79 percent as of March 31, 2016, from .70 percent as of March 31, 2015. Net charge-offs were $5.7 million in first quarter 2016 compared to $1.6 million in first quarter 2015. The increase in net charge-offs was within the regional banking segment as first quarter 2016 charge-offs were largely driven by one energy-related credit. Nonperforming C&I loans increased $4.7 million from March 31, 2015, to $38.5 million on March 31, 2016, driven by a $13.3 million increase in nonperforming loans within the regional bank partially offset by an $8.6 million decrease in non-strategic. In first quarter 2016, a couple of larger credits within the regional bank were placed on nonaccrual. The decline in non-strategic nonperforming loans was because of the fourth quarter 2015 disposition of a TRUP that had been on interest deferral. The nonperforming loan (“NPL”) ratio increased 3 basis points from March 31, 2015, to .38 percent of C&I loans as of March 31, 2016. The 30+ delinquency ratio increased 30 basis points from March 31, 2015 to .37 percent of C&I loans as of March 31, 2016. This is primarily driven by several regional bank relationships which were favorably resolved in early second quarter.

The following table shows C&I asset quality trends by segment.

Table 9—C&I Asset Quality Trends by Segment

March 31, 2016
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$9,818,258	$420,925	$10,239,183
Nonperforming loans	35,025	3,488	38,513

Allowance for loan losses as of January 1, 2016	72,213	1,424	73,637
Charge-offs	(6,442)	(83)	(6,525)
Recoveries	759	21	780
Provision/(provision credit) for loan losses	12,941	54	12,995

Allowance for loan losses as of March 31, 2016	79,471	1,416	80,887

Troubled debt restructurings	$20,881	$—	$20,881

30+ Delinq. % (a) (b)	0.37%	0.23%	0.37%
NPL %	0.36	0.83	0.38
Net charge-offs % (qtr. annualized)	0.24	0.06	0.23
Allowance / loans %	0.81%	0.34%	0.79%
Allowance / charge-offs	3.48	x	5.65	x	3.50x

March 31, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$9,184,960	$453,395	$9,638,355
Nonperforming loans	21,678	12,133	33,811

Allowance for loan losses as of January 1, 2015	61,998	5,013	67,011
Charge-offs	(3,543)	(12)	(3,555)
Recoveries	1,902	51	1,953
Provision/(provision credit) for loan losses	2,359	(116)	2,243

Allowance for loan losses as of March 31, 2015	62,716	4,936	67,652

Troubled debt restructurings	$26,317	$—	$26,317

30+ Delinq. % (a)	0.07%	0.08%	0.07%
NPL %	0.24	2.68	0.35
Net charge-offs % (qtr. annualized)	0.08	NM	0.07
Allowance / loans %	0.68%	1.09%	0.70%
Allowance / charge-offs	9.42	x	NM	10.41	x

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	1Q16 increase was driven by regional bank C&I but over half were favorably resolved in early second quarter 2016.

Commercial Real Estate

The CRE portfolio was $1.8 billion on March 31, 2016. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of retail (26 percent), multi-family (25 percent), office (14 percent), industrial (14 percent), hospitality (13 percent), land/land development (3 percent), and other (5 percent).

The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes. Until the 2015 acquisition of TAB, the active residential CRE lending within the regional banking footprint was minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the most recent down cycle. FHN’s strategy with the recently acquired TAB portfolio is to continue to serve existing customers, but not materially grow overall exposure.

CRE Asset Quality Trends

The CRE portfolio had continued strong performance in first quarter 2016 with nonperforming loans down $3.9 million from a year ago. The allowance increased $8.0 million from first quarter 2015 to $25.6 million in first quarter 2016. The increase in allowance is primarily driven by loan growth as balances increased $528.0 million from a year ago. Allowance as a percentage of loans increased 5 basis points from first quarter 2015 to 1.39 percent as of March 31, 2016. Net charge-offs were not material in either period.

Nonperforming loans as a percentage of total CRE loans improved 50 basis points from first quarter 2015 to .51 percent as of March 31, 2016. Accruing delinquencies as a percentage of period-end loans improved 15 basis points from March 31, 2015, to .18 percent as of March 31, 2016. The following table shows commercial real estate asset quality trends by segment.

Table 10—Commercial Real Estate Asset Quality Trends by Segment

March 31, 2016
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$1,848,569	$	NM	$1,848,569
Nonperforming loans	9,472	NM	9,472

Allowance for loan losses as of January 1, 2016	25,159	NM	25,159
Charge-offs	(642)	NM	(642)
Recoveries	222	NM	222
Provision/(provision credit) for loan losses	887	NM	887

Allowance for loan losses as of March 31, 2016	25,626	NM	25,626

Troubled debt restructurings	$8,810	$—	$8,810

30+ Delinq. % (a)	0.18%	NM	0.18%
NPL %	0.51	NM	0.51
Net charge-offs % (qtr. annualized)	0.10	NM	0.10
Allowance / loans %	1.39%	NM	1.39%
Allowance / charge-offs	15.16x	NM	15.16x

March 31, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$1,320,218	$679	$1,320,897
Nonperforming loans	13,212	124	13,336

Allowance for loan losses as of January 1, 2015	18,158	416	18,574
Charge-offs	(694)	(93)	(787)
Recoveries	611	80	691
Provision/(provision credit) for loan losses	(466)	(347)	(813)

Allowance for loan losses as of March 31, 2015	17,609	56	17,665

Troubled debt restructurings	$8,505	$—	$8,505

30+ Delinq. % (a)	0.32%	14.87%	0.33%
NPL %	1.00	18.31	1.01
Net charge-offs % (qtr. annualized)	0.03	2.64	0.03
Allowance / loans %	1.33%	8.22%	1.34%
Allowance / charge-offs	52.33	x	1.06x	45.37	x

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

RETAIL LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $4.7 billion on March 31, 2016, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of March 31, 2016, are in Tennessee (65 percent) and California (7 percent) with no other state representing more than 3 percent of the portfolio. As of March 31, 2016, approximately 64 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 748 and refreshed FICO scores averaged 744 as of March 31, 2016, as compared to 745 and 739, respectively, as of March 31, 2015. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

Home equity lines of credit (“HELOCs”) comprise $2.0 billion of the consumer real estate portfolio as of March 31, 2016. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of March 31, 2016, approximately 65 percent of FHN’s HELOCs are in the draw period, compared to 72 percent as of March 31, 2015. Based on when draw periods are scheduled to end per the line agreement, it is expected that $754.0 million, or 58 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are being contacted proactively early in the process. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11—HELOC Draw To Repayment Schedule

	March 31, 2016		March 31, 2015
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$212,210	16%	$370,776	22%
13-24	256,754	20	261,035	15
25-36	129,883	10	297,851	18
37-48	75,070	6	140,544	8
49-60	80,104	6	85,257	5
>60	542,815	42	553,395	32

Total	$1,296,836	100%	$1,708,858	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in first quarter 2016 when compared with first quarter 2015. The ALLL decreased $41.9 million from first quarter 2015 to $67.3 million as of March 31, 2016, with 86 percent of the decline attributable to the non-strategic segment. The allowance as a percentage of loans was 1.44 percent as of March 31, 2016, compared to 2.22 percent as of March 31, 2015. The 78 basis point decline in the allowance as a percentage of loans from first quarter 2015 to first quarter 2016 is the result of continued run-off of the balances within the non-strategic portfolios, sustained levels of low net charge offs, and continued improvement/stabilization of property values. The balance of nonperforming loans was $114.0 million and $119.4 million as of March 31, 2016, and 2015, respectively, and the decrease was largely related to both improvement and run-off in the non-strategic segment of the portfolio. Loans delinquent 30 or more days and still accruing declined from $48.3 million as of March 31, 2015, to $38.3 million as of March 31, 2016. Net charge-offs were $1.2 million in first quarter 2016 compared to $3.8 million in first quarter 2015. The improvement in net charge-offs is the result of enhanced recovery efforts, improved borrower performance and stronger underlying collateral values. The following table shows consumer real estate asset quality trends by segment.

Table 12—Consumer Real Estate Asset Quality Trends by Segment

	March 31, 2016
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$3,530,752	$1,159,478	$4,690,230
Nonperforming loans	26,776	87,238	114,014

Allowance for loan losses as of January 1, 2016	29,108	51,506	80,614
Charge-offs	(1,563)	(5,363)	(6,926)
Recoveries	1,001	4,734	5,735
Provision/(provision credit) for loan losses	(1,944)	(10,158)	(12,102)

Allowance for loan losses as of March 31, 2016	26,602	40,719	67,321

Troubled debt restructurings	$49,228	$112,900	$162,128

30+ Delinq. % (a)	0.46%	1.91%	0.82%
NPL %	0.76	7.52	2.43
Net charge-offs % (qtr. annualized)	0.06	0.21	0.10
Allowance / loans %	0.75%	3.51%	1.44%
Allowance / charge-offs	11.78x	16.09x	14.06x

	March 31, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$3,357,970	$1,564,847	$4,922,817
Nonperforming loans	28,234	91,166	119,400

Allowance for loan losses as of January 1, 2015	32,180	80,831	113,011
Charge-offs	(2,047)	(6,490)	(8,537)
Recoveries	801	3,923	4,724
Provision/(provision credit) for loan losses	1,640	(1,593)	47

Allowance for loan losses as of March 31, 2015	32,574	76,671	109,245

Troubled debt restructurings	$54,619	$116,992	$171,611

30+ Delinq. % (a)	0.55%	1.92%	0.98%
NPL %	0.84	5.83	2.43
Net charge-offs % (qtr. annualized)	0.15	0.64	0.31
Allowance / loans %	0.97%	4.90%	2.22%
Allowance / charge-offs	6.45x	7.36x	7.06x

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage

The permanent mortgage portfolio was $.4 billion on March 31, 2016. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization. Approximately 24 percent of loan balances as of March 31, 2016, are in California, but the remainder of the portfolio is somewhat geographically diverse. Run-off contributed to a majority of the $68.9 million decrease in permanent mortgage period-end balances from first quarter 2015 to first quarter 2016.

The ALLL decreased to $18.8 million as of March 31, 2016, from $20.2 million as of March 31, 2015. TDR reserves comprise 91 percent of the ALLL for the permanent mortgage portfolio as of March 31, 2016. Accruing delinquencies as a percentage of total loans decreased from 2.76 percent in first quarter 2015 to 2.50 percent in first quarter 2016. Nonperforming loans declined $2.7 million to $30.2 million as of March 31, 2016, although NPLs as a percentage of loans increased from 6.43 percent as of March 31, 2015, to 6.83 percent as of March 31, 2016, because of a decline in total permanent mortgage loans. Annualized net charge-offs as a percentage of average loans were .44 percent in first quarter 2015, which cannot be compared meaningfully with the annualized net recoveries experienced in first quarter 2016. The following table shows permanent mortgage asset quality trends by segment.

Table 13—Permanent Mortgage Asset Quality Trends by Segment

	March 31, 2016
(Dollars in thousands)	Regional Bank	Corporate (a)	Non- Strategic	Consolidated
Period-end loans	$28,031	$92,292	$322,468	$442,791
Nonperforming loans	437	927	28,876	30,240

Allowance for loan losses as of January 1, 2016	140	NM	18,807	18,947
Charge-offs	—	NM	(112)	(112)
Recoveries	—	NM	779	779
Provision/(provision credit) for loan losses	243	NM	(1,103)	(860)

Allowance for loan losses as of March 31, 2016	383	NM	18,371	18,754

Troubled debt restructurings	$1,063	$4,787	$91,024	$96,874

30+ Delinq. % (b)	1.82%	3.66%	2.22%	2.50%
NPL %	1.56	1.00	8.95	6.83
Net charge-offs % (qtr. annualized)	-	NM	NM	NM
Allowance / loans %	1.37%	NM	5.70%	4.24%
Allowance / charge-offs	NM	NM	NM	NM

	March 31, 2015
(Dollars in thousands)	Regional Bank	Corporate (a)	Non- Strategic	Consolidated
Period-end loans	$10,187	$122,657	$378,864	$511,708
Nonperforming loans	496	2,805	29,626	32,927

Allowance for loan losses as of January 1, 2015	167	NM	18,955	19,122
Charge-offs	(2)	NM	(1,182)	(1,184)
Recoveries	—	NM	618	618
Provision/(provision credit) for loan losses	(130)	NM	1,760	1,630

Allowance for loan losses as of March 31, 2015	35	NM	20,151	20,186

Troubled debt restructurings	$8,250	$7,247	$95,342	$110,839

30+ Delinq. % (b)	4.28%	3.41%	2.50%	2.76%
NPL %	4.87	2.29	7.82	6.43
Net charge-offs % (qtr. annualized)	0.08	NM	0.59	0.44
Allowance / loans %	0.34%	NM	5.32%	3.94%
Allowance / charge-offs	4.10x	NM	8.82x	8.79x

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	The valuation taken upon exercise of clean-up calls included expected losses.
(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other

The credit card and other portfolio was $.4 billion as of March 31, 2016, and primarily include credit card receivables, other consumer-related credits, and automobile loans. The allowance decreased to $11.4 million as of March 31, 2016, from $13.6 million as of March 31, 2015. In first quarter 2016, FHN recognized $2.5 million of net charge-offs in the credit card and other portfolios, compared to $3.0 million in first quarter 2015. Annualized net charge-offs as a percentage of average loans decreased 65 basis points from first quarter 2015 to 2.86 percent in first quarter 2016. Loans 30 days or more delinquent and accruing remained relatively flat, but as a percentage of loans declined from 1.20 percent in first quarter 2015 to 1.13 percent in first quarter 2016. The following table shows credit card and other asset quality trends by segment.

Table 14—Credit Card and Other Asset Quality Trends by Segment

	March 31, 2016
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$344,700	$9,521	$354,221
Nonperforming loans	613	733	1,346

Allowance for loan losses as of January 1, 2016	10,966	919	11,885
Charge-offs	(3,354)	(53)	(3,407)
Recoveries	781	107	888
Provision/(provision credit) for loan losses	2,612	(532)	2,080

Allowance for loan losses as of March 31, 2016	11,005	441	11,446

Troubled debt restructurings	$289	$56	$345

30+ Delinq. % (a)	1.13%	1.23%	1.13%
NPL %	0.18	7.70	0.38
Net charge-offs % (qtr. annualized)	3.01	NM	2.86
Allowance / loans %	3.19%	4.63%	3.23%
Allowance / charge-offs	1.06x	NM	1.13x

	March 31, 2015
(Dollars in thousands)	Regional Bank	Non- Strategic	Consolidated
Period-end loans	$327,015	$11,331	$338,346
Nonperforming loans	—	755	755

Allowance for loan losses as of January 1, 2015	14,310	420	14,730
Charge-offs	(3,622)	(314)	(3,936)
Recoveries	848	45	893
Provision/(provision credit) for loan losses	1,512	381	1,893

Allowance for loan losses as of March 31, 2015	13,048	532	13,580

Troubled debt restructurings	$381	$103	$484

30+ Delinq. % (a)	1.19%	1.40%	1.20%
NPL %	—	6.66	0.22
Net charge-offs % (qtr. annualized)	3.31	9.24	3.51
Allowance / loans %	3.99%	4.69%	4.01%
Allowance / charge-offs	1.16x	0.49x	1.10x

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:

Table 15—Asset Quality by Portfolio

	March 31
	2016	2015
Key Portfolio Details
C&I
Period-end loans ($ millions)	$10,239	$9,638
30+ Delinq. % (a) (b)	0.37%	0.07%
NPL %	0.38	0.35
Charge-offs % (qtr. annualized)	0.23	0.07
Allowance / loans %	0.79%	0.70%
Allowance / charge-offs	3.50x	10.41x
Commercial Real Estate
Period-end loans ($ millions)	$1,849	$1,321
30+ Delinq. % (a)	0.18%	0.33%
NPL %	0.51	1.01
Charge-offs % (qtr. annualized)	0.10	0.03
Allowance / loans %	1.39%	1.34%
Allowance / charge-offs	15.16x	45.37x
Consumer Real Estate
Period-end loans ($ millions)	$4,690	$4,923
30+ Delinq. % (a)	0.82%	0.98%
NPL %	2.43	2.43
Charge-offs % (qtr. annualized)	0.10	0.31
Allowance / loans %	1.44%	2.22%
Allowance / charge-offs	14.06x	7.06x
Permanent Mortgage
Period-end loans ($ millions)	$443	$512
30+ Delinq. % (a)	2.50%	2.76%
NPL %	6.83	6.43
Charge-offs % (qtr. annualized)	NM	0.44
Allowance / loans %	4.24%	3.94%
Allowance / charge-offs	NM	8.79x
Credit Card and Other
Period-end loans ($ millions)	$354	$338
30+ Delinq. % (a)	1.13%	1.20%
NPL %	0.38	0.22
Charge-offs % (qtr. annualized)	2.86	3.51
Allowance / loans %	3.23%	4.01%
Allowance / charge-offs	1.13x	1.10x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	1Q16 increase was driven by regional bank C&I but over half were favorably resolved in early second quarter 2016.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 11 percent from first quarter 2015 to $204.0 million on March 31, 2016. The ALLL as of March 31, 2016, reflects strong asset quality with the consumer real estate portfolio continuing to improve and non-strategic balances declining but with some deterioration within the regional bank commercial portfolio. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.16 percent on March 31, 2016, from 1.36 percent on March 31, 2015.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses decreased to $3.0 million in first quarter 2016 from $5.0 million in first quarter 2015.

FHN expects asset quality trends to remain relatively stable for the near term if the slow economic recovery continues. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible. The CRE portfolio should be relatively stable as FHN has observed property values stabilizing/improving. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic may become skewed as the portfolio continues to shrink and the denominator of asset quality ratios becomes smaller. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs remained relatively flat at $9.2 million in first quarter 2016. The ALLL was 5.51 times annualized net charge-offs for first quarter 2016 compared with 6.17 times annualized net charge-offs for first quarter 2015. The annualized net charge-offs to average loans ratio declined by 2 basis points to .21 percent. Net charge-off levels remain at historical lows.

Commercial net charge-offs were $6.2 million in first quarter 2016 compared to $1.7 million in first quarter 2015. The increase in first quarter 2016 was primarily driven by a $5.7 million charge-off associated with one large regional bank C&I credit. Consolidated net charge-offs in the consumer portfolios declined 59 percent from first quarter 2015 to $3.0 million in first quarter 2016. The decline in consumer net charge-offs was largely driven by the consumer real estate portfolio in both the non-strategic and regional banking segments. The improvement is due to enhanced recovery efforts leading to an increase in recoveries from a year ago, stabilization/improvement of property values, continued declines in balances within the non-strategic portfolio, and overall improvement in performance compared to a year ago.

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

Total nonperforming assets (including NPLs HFS) decreased to $219.6 million on March 31, 2016, from $236.8 million on March 31, 2015. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to 1.20 percent in first quarter 2016 from 1.37 percent in first quarter 2015 due to a 41 percent decrease in foreclosed real estate (excluding foreclosed real estate from government insured mortgages) and a 3 percent decline in portfolio nonperforming loans from first quarter 2015 to first quarter 2016. Portfolio nonperforming loans declined $6.6 million from first quarter 2015 to $193.6 million on March 31, 2016. The decline in nonperforming loans was primarily driven by a decrease in consumer real estate and permanent mortgage nonperforming loans within the non-strategic segment as well as a decline in commercial real estate loans within the regional bank.

Nonperforming C&I loans increased to $38.5 million in 2016 from $33.8 million in 2015. Commercial real estate NPLs decreased $3.9 million to $9.5 million in 2016. Consumer nonperforming loans decreased $7.5 million from $153.1 million in 2015 to $145.6 million in 2016, primarily due to a $3.9 million decline in non-strategic consumer real estate NPLs and a $1.9 million decline in corporate permanent mortgage.

The ratio of the ALLL to NPLs in the loan portfolio was 1.05 times in 2016 compared to 1.14 times in 2015, driven by a decrease in the ALLL which was partially offset by lower nonperforming loans. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.

Table 16 provides an activity rollforward of foreclosed real estate balances for March 31, 2016 and 2015. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $17.5 million as of March 31, 2016, from $29.7 million as of March 31, 2015, as FHN has continued efforts to avoid foreclosures by restructuring loans and working with borrowers while also executing sales of existing foreclosed assets. Additionally, property values have stabilized which also affect the balance of foreclosed real estate. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 16—Rollforward of Foreclosed Real Estate

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
Beginning balance (a)	$24,977	$30,430
Valuation adjustments	(536)	(376)
New foreclosed property	732	3,462
Disposals:
Single transactions	(7,713)	(3,835)

Ending balance, March 31 (a)	$17,460	$29,681

(a)	Excludes foreclosed real estate related to government insured mortgages.

The following table provides consolidated asset quality information for the three months ended March 31, 2016 and 2015:

Table 17—Asset Quality Information

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
Allowance for loan losses:
Beginning balance on January 1	$210,242	$232,448
Provision for loan losses	3,000	5,000
Charge-offs	(17,612)	(17,999)
Recoveries	8,404	8,879

Ending balance on March 31	$204,034	$228,328

Reserve for remaining unfunded commitments	5,495	4,135
Total allowance for loan losses and reserve for unfunded commitments	$209,529	$232,463

	As of March 31
	2016	2015
Nonperforming Assets by Segment
Regional Banking:
Nonperforming loans (a)	$72,323	$63,620
Foreclosed real estate (b)	11,045	19,704

Total Regional Banking	83,368	83,324

Non-Strategic:
Nonperforming loans (a)	120,335	133,804
Nonperforming loans held-for-sale after fair value adjustment (a)	8,568	6,888
Foreclosed real estate (b)	6,415	9,977

Total Non-Strategic	135,318	150,669

Corporate:
Nonperforming loans (a)	927	2,805

Total Corporate	927	2,805

Total nonperforming assets (a)	$219,613	$236,798

Loans and commitments:
Total period-end loans, net of unearned income	$17,574,994	$16,732,123
Foreclosed real estate from government insured mortgages (foreclosures occuring prior to January 1, 2015)	7,061	10,096
Potential problem assets (c)	266,474	259,490
Loans 30 to 89 days past due	75,060	50,037
Loans 30 to 89 days past due - guaranteed portion (d)	92	48
Loans 90 days past due (e)	19,111	27,943
Loans 90 days past due - guaranteed portion (d) (e)	36	151
Loans held-for-sale 30 to 89 days past due	4,352	6,610
Loans held-for-sale 30 to 89 days past due - guaranteed portion (d)	4,336	6,121
Loans held-for-sale 90 days past due (e)	16,243	18,947
Loans held-for-sale 90 days past due - guaranteed portion (d) (e)	16,243	18,401
Remaining unfunded commitments	8,042,286	7,073,470
Average loans, net of unearned income	$17,293,948	$16,122,554
Allowance and net charge-off ratios
Allowance to total loans	1.16%	1.36%
Allowance to nonperforming loans in the loan portfolio	1.05x	1.14x
Allowance to annualized net charge-offs	5.51x	6.17x
Nonperforming assets to loans and foreclosed real estate (f)	1.20%	1.37%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	1.10%	1.20%
Total annualized net charge-offs to average loans (g)	0.21%	0.23%

(a)	Excludes loans that are 90 or more days past due and still accruing interest.
(b)	Excludes foreclosed real estate from government-insured mortgages.
(c)	Includes past due loans.
(d)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(e)	Amounts are not included in nonperforming/nonaccrual loans.
(f)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(g)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing decreased to $19.1 million on March 31, 2016, from $27.9 million on March 31, 2015. The decrease was driven primarily by the commercial and consumer real estate portfolios. Loans 30 to 89 days past due increased $25.0 million to $75.1 million on March 31, 2016. The increase in loans past due 30-89 days is largely attributable to the C&I portfolio.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $266.5 million on March 31, 2016, $208.7 million on December 31, 2015, and $259.5 million on March 31, 2015. The 28 percent increase in potential problem assets from fourth quarter 2015 to first quarter 2016 was due to an increase in classified loans driven by some deterioration and the moderation of upgrades versus downgrades. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Troubled Debt Restructuring and Loan Modifications

As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a Troubled Debt Restructuring (“TDR”). Additionally, FHN structures loan modifications to amortize the debt within a reasonable period of time. See Note 4 – Loans for further discussion regarding TDRs. Further, credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 32.

On March 31, 2016 and 2015, FHN had $289.0 million and $317.8 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $54.6 million and $62.1 million, or 19 percent and 20 percent of TDR balances, as of March 31, 2016 and 2015, respectively. Additionally, FHN had $76.4 million and $78.0 million of HFS loans classified as TDRs as of March 31, 2016 and 2015, respectively. Total held-to-maturity TDRs decreased by $28.8 million with $9.5 million of the decline attributable to consumer real estate TDRs and $14.0 million associated with permanent mortgage TDRs.

The following table provides a summary of TDRs for the periods ended March 31, 2016 and 2015:

Table 18 - Troubled Debt Restructurings

	As of March 31, 2016		As of March 31, 2015
(Dollars in thousands)	Number	Amount	Number	Amount
Held-to-maturity:
Permanent mortgage:
Current	148	$75,545	162	$83,079
Delinquent	37	3,544	15	5,738
Non-accrual (a)	82	17,785	93	22,021

Total permanent mortgage	267	96,874	270	110,838

Consumer real estate:
Current	909	95,261	986	105,121
Delinquent	27	4,092	57	5,500
Non-accrual (b)	904	62,775	1,234	60,990

Total consumer real estate	1,840	162,128	2,277	171,611

Credit card and other:
Current	124	320	167	435
Delinquent	11	25	12	49
Non-accrual	—	—	—	—

Total credit card and other	135	345	179	484

Commercial loans:
Current	16	10,519	23	22,740
Delinquent	1	483	—	—
Non-accrual	23	18,689	27	12,082

Total commercial loans	40	29,691	50	34,822

Total held-to-maturity	2,282	289,038	2,776	317,755

Held-for-sale:
Current	380	52,818	380	55,373
Delinquent	104	15,939	127	18,867
Non-accrual	33	7,594	29	3,782

Total held-for-sale	517	76,351	536	78,022

Total troubled debt restructurings	2,799	$365,389	3,312	$395,777

(a)	Balances as of March 31, 2016 and 2015, include $4.0 million and $7.2 million, respectively, of discharged bankruptcies.
(b)	Balances as of March 31, 2016 and 2015, include $15.6 million and $17.1 million, respectively, of discharged bankruptcies.

RISK MANAGEMENT

Except as discussed below, there have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 48 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

MARKET RISK MANAGEMENT

There have been no significant changes to FHN’s market risk management practices as described under “Market Risk Management” beginning on page 49 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

Value-at-Risk (“VaR”) and Stress Testing

VaR is a statistical risk measure used to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99 percent confidence level and 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR (“SVaR”) measure. The SVaR computation uses the same model but with model inputs reflecting historical data from a continuous 12-month period that reflects a period of significant financial stress appropriate for our trading securities portfolio.

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 19 - VaR and SVaR Measures

	Three Months Ended March 31, 2016			As of March 31, 2016
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$725	$1,411	$393	$699
SVaR	2,984	5,789	1,748	4,493
10-day
VaR	1,729	4,058	751	2,604
SVaR	9,752	15,252	3,263	12,632

	Three Months Ended March 31, 2015			As of March 31, 2015
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$635	$1,048	$388	$683
SVaR	3,682	5,356	2,760	4,266
10-day
VaR	1,709	3,308	806	1,999
SVaR	9,690	14,454	5,412	8,925

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 20 - Schedule of Risks Included in VaR

	As of March 31, 2016		As of March 31, 2015
(Dollars in Thousands)	1-day	10-day	1-day	10-day
Interest rate risk	$755	$854	$1,181	$3,815
Credit spread risk	556	1,842	422	833

CAPITAL MANAGEMENT AND ADEQUACY

There have been no significant changes to FHN’s capital management practices as described under “Capital Management and Adequacy” on page 51 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

OPERATIONAL RISK MANAGEMENT

There have been no significant changes to FHN’s operational risk management practices as described under “Operational Risk Management” on page 51 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

COMPLIANCE RISK MANAGEMENT

There have been no significant changes to FHN’s compliance risk management practices as described under “Compliance Risk Management” on page 51 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

CREDIT RISK MANAGEMENT

There have been no significant changes to FHN’s credit risk management practices as described under “Credit Risk Management” beginning on page 51 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

INTEREST RATE RISK MANAGEMENT

Except as disclosed below, there have been no significant changes to FHN’s interest rate risk management practices as described under “Interest Rate Risk Management” beginning on page 52 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The simulation models used to analyze net interest income create various at-risk scenarios looking at assumed increases and/or decreases in interest rates from instantaneous and staggered movements over a certain time period. In addition, the risk of changes in the yield curve is estimated by flattening and steepening the yield curve to simulate net interest income exposure. Management reviews these different scenarios to determine alternative strategies and executes based on that evaluation. The models are regularly updated to incorporate management action. Any scenarios that indicate a change in net interest income of 3 percent or more from a base net interest income are presented to the Board quarterly. At March 31, 2016, the interest rate environment remained at historically low levels. Under these market conditions, traditional scenarios estimating the impact of declining rates are not meaningful. Accordingly, declining rate shock scenarios were not performed.

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve assuming a static balance sheet. Based on the rate sensitivity position on March 31, 2016, net interest income exposure over the next 12 months to a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points on a flat balance sheet is estimated to be a favorable variance of 1.0 percent, 2.4 percent, 5.2 percent and 10.5 percent, respectively of base net interest income. A flattening yield curve scenario where long-term rates decrease and short-term rates are static, results in an unfavorable variance in net interest income of 1.5 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

While the continuing low interest rate environment is not expected to have a significant impact on the capital position of FHN, the ability to expand net interest margin in this environment, without assuming additional credit risk, continues to be a challenge for FHN. As long as the historically low interest rate environment persists, net interest margin will typically decline as yields on fixed rate loans and investment securities decrease due to the combination of asset prepayments and lower reinvestment rates. With core deposit rates near zero, there is little opportunity to offset the yield declines in fixed rate assets with corresponding declines in deposit rates.

LIQUIDITY MANAGEMENT

ALCO also focuses on liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy to direct management of the Company’s liquidity risk. The objective of the Liquidity Policy is to ensure that FHN meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash flows and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity Management Policy establishes liquidity limits that are deemed appropriate for its risk profile.

In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB of $2.9 billion as of March 31, 2016, brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 89 percent in 2016 compared to 90 percent in 2015.

FHN also may use unsecured short-term borrowings as a source of liquidity. Currently, the largest concentration of unsecured borrowings is federal funds purchased from bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is repurchase agreement transactions accounted for as secured borrowings with the Regional Bank’s business customers or Fixed Income’s broker dealer counterparties.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2014, FTBNA issued $400 million of fixed rate senior notes due in December 2019. In October 2015, FHN issued $500 million of fixed rate senior notes due in December 2020. FHN also maintains $34.9 million of borrowings which are secured by residential real estate loans in a consolidated securitization trust.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Series A Non-Cumulative Perpetual Preferred Stock. As of March 31, 2016, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $134.6 million as of March 31, 2016 compared to negative $52.2 million as of March 31, 2015. Consequently, FTBNA could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in first and second quarter 2016 in the amounts of $50 million and $120 million, respectively, and in the amount of $325 million in 2015. FTBNA declared and paid preferred dividends in first quarter 2016 and each quarter of 2015, with OCC approval as necessary. Additionally FTBNA declared preferred dividends in second quarter 2016, with OCC approval.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.07 per common share on April 1, 2016, and in April 2016 the Board approved a $.07 per common share cash dividend payable on July 1, 2016, to shareholders of record on June 10, 2016. FHN paid a cash dividend of $1,550.00 per preferred share on April 11, 2016, and in April 2016 the Board approved a $1,550.00 per preferred share cash dividend payable on July 11, 2016, to shareholders of record on June 24, 2016.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2016 and 2015. The level of cash and cash equivalents increased $51.1 million during first quarter 2016 compared to an increase of $86.0 million in first quarter 2015. During the three months ended March 31, 2016, cash provided by financing activities more than offset cash used by investing and operating activities, whereas during the three months ended March 31, 2015, cash provided by investing activities more than offset cash used by financing and operating activities.

Net cash used by operating activities was $111.0 million in first quarter 2016 compared to net cash used of $141.6 million in first quarter 2015. Cash outflows in 2016 were primarily due to net fixed income trading activities of $191.8 million. Cash outflows in 2015 were largely attributable to net fixed income trading activities of $194.9 million and $45.0 million related to operating assets and liabilities.

Net cash used by investing activities was $268.3 million in first quarter 2016, compared to net cash provided of $580.4 million in 2015. In 2016, a $349.1 million increase in interest-bearing cash and a $22.6 million net decrease in cash associated with the AFS securities portfolio negatively affected cash provided by investing activities, but was partially mitigated by a $112.5 million decrease in loans. In first quarter 2015, interest-bearing cash decreased $1.2 billion favorably impacting investing cash flows, but was somewhat offset by a $507.9 million increase in loans. Additionally, activity related to the AFS securities portfolio in first quarter 2015 resulted in an $88.4 million net decrease in cash from investing activities, as purchases outpaced maturities and sales.

Net cash provided by financing activities was $430.4 million in 2016, compared to $352.8 million net cash used in first quarter 2015. Cash inflows in 2016 were positively affected by a $360.7 million, $124.2 million, and $87.1 million increase in deposits, federal funds purchased, and securities sold under agreements to repurchase, respectively, but were partially offset by share repurchases during the quarter. In 2015, cash was negatively affected by $307.8 million in payments of long-term borrowings, which included the maturity of $304 million of subordinated notes. Additionally, a decrease in short-term borrowings negatively impacted financing cash flows, but was partially offset by an increase in deposits.

REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS

Obligations from Legacy Mortgage Businesses

Overview

Prior to September 2008 FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs: Fannie Mae and Freddie Mac. Also, federally insured or guaranteed whole loans were pooled, and payments to investors were guaranteed through Ginnie Mae. Many mortgage loan originations, especially nonconforming mortgage loans, were sold to investors, or certificate-holders, predominantly through FH proprietary securitizations but also, to a lesser extent, through other whole loans sold to private non-Agency purchasers. FHN used only one trustee for all of its FH proprietary securitizations. FHN also originated mortgage loans eligible for FHA insurance or VA guaranty.

In addition, FHN originated and sold HELOCs and second lien mortgages through other whole loans sold to private purchasers and, to a lesser extent, through FH proprietary securitizations. Currently, only one FH securitization of HELOCs remains outstanding.

For non-recourse loan sales, FHN has exposure for repurchase of loans, make-whole damages, or other related damages, arising from claims that FHN breached its representations and warranties made at closing to the purchasers, including GSEs, other whole loan purchasers, and the trustee of FH proprietary securitizations.

During the time these legacy activities were conducted, FHN frequently sold mortgage loans “with servicing retained.” As a result, FHN accumulated substantial amounts of MSR on its balance sheet, as well as contractual servicing obligations and related deposits and receivables. FHN conducted a significant servicing business under its First Horizon Home Loans brand.

MI was required by GSE rules for certain of the loans sold to GSEs and was also provided for certain of the loans that were securitized. MI generally was provided for first lien loans sold or securitized having an LTV ratio at origination of greater than 80 percent.

In 2007, market conditions deteriorated to the point where mortgage-backed securitizations could no longer be sold economically; FHN’s last securitization occurred that year. FHN continued selling mortgage loans to GSEs until August 31, 2008, when FHN sold its national mortgage origination and servicing platforms along with a portion of its servicing assets and obligations. FHN contracted to have its remaining servicing obligations sub-serviced. Since the platform sale FHN has sold substantially all remaining servicing assets and obligations in several transactions, concluding in 2014.

Certain mortgage-related terms used in this section are defined in “Mortgage-Related Glossary” below.

Repurchase and Make-Whole Obligations

Starting in 2009 FHN received a high number of claims either to repurchase loans from the purchaser or to pay the purchaser to “make them whole” for economic losses incurred. These claims have been driven primarily by loan delinquencies. In repurchase or make-whole claims a loan purchaser typically asserts that specified loans violated representations and warranties FHN made when the loans were sold. A significant majority of claims received overall have come from GSEs, and the remainder are from purchasers of other whole loan sales. FHN has not received a loan repurchase or make-whole claim from the FH proprietary securitization trustee.

Generally, FHN reviews each claim and MI cancellation notice individually. Those responses include appeal, provide additional information, deny the claim (rescission), repurchase the loan or remit a make-whole payment, or reflect cancellation of MI.

After several years resolving repurchase and make-whole claims with each GSE on a loan-by-loan basis, in 2013 and 2014 FHN entered into DRAs with the GSEs, resolving at once a large fraction of pending and potential future claims. Starting in 2014 the overall number of such claims diminished substantially, primarily as a result of the DRAs. Each DRA resolved obligations associated with loans originated from 2000 to 2008, but certain obligations and loans were excluded. Under each DRA, FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have loan repurchase or monetary compensation obligations under the DRAs related to private mortgage insurance rescissions, cancellations, and denials (with certain exceptions). FHN also has exposure related to loans where there has been a prior bulk sale of servicing, as well as certain other whole-loan sales. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for MI cancellations and denials to the extent attributable to the acts of the current servicer.

While large portions of repurchase claims from the GSEs were settled with the DRAs, large-scale settlement with non-Agency claimants is not practical. Those claims are resolved case by case or, occasionally, with less-comprehensive settlements. Repurchase claims that are not resolved by the parties could become litigation.

FH Proprietary Securitization Actions

FHN has potential financial exposure from FH proprietary securitizations outside of the repurchase/make-whole process. Several investors in certificates sued FHN and others starting in 2009, and several underwriters or other counterparties have demanded that FHN indemnify and defend them in securitization lawsuits. The pending suits generally assert that disclosures made to investors in the offering and sale of certificates were legally deficient. A number of those matters have settled or otherwise been resolved, but several remain pending. See Note 10 – Contingencies and Other Disclosures for a discussion of certain actions pending against FHN in relation to FH proprietary securitizations.

Servicing Obligations

FHN’s national servicing business was sold as part of the platform sale in 2008. A significant amount of MSR was sold at that time, and a significant amount was retained. The related servicing activities, including foreclosure and loss mitigation practices, not sold in 2008 were outsourced through a three-year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In fourth quarter 2013, FHN contracted to sell a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing was transferred to the buyer in stages, and was substantially completed in first quarter 2014. The servicing still retained by FHN continues to be subserviced by the 2011 subservicer.

As servicer, FHN had contractual obligations to the owners of the loans, primarily GSEs and securitization trustees, to handle billing, custodial, and other tasks related to each loan. Each subservicer undertook to perform those obligations on FHN’s behalf during the applicable subservicing period, although FHN legally remained the servicer of record for those loans that were subserviced.

The 2008 subservicer has been subject to a consent decree, and entered into a settlement agreement, with regulators related to alleged deficiencies in servicing and foreclosure practices. The 2008 subservicer has made demands of FHN, under the 2008 subservicing agreement, to pay certain resulting costs and damages totaling $43.5 million. FHN disagrees with those demands and has made no payments. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

A certificate holder has contacted FHN, threatening to make claims based on alleged deficiencies in servicing loans held in certain FH proprietary securitization trusts. FHN cannot predict how this inquiry will proceed nor whether any claim or suit, if made or brought, will be material to FHN.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies. This includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although FHN conducted these businesses before 2005, GSE loans originated in 2005 through 2008 account for approximately 90 percent of all repurchase requests/make-whole claims received from the 2008 platform sale through March 31, 2016.

From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. The following table summarizes the loan composition of those securitizations:

Table 21 - Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of March 31, 2016
Loan type:
Jumbo	$9,410,499	$1,371,042
Alt-A	17,270,431	3,368,479

Total FH proprietary securitizations	$26,680,930	$4,739,521

(a)	Original principal balances obtained from trustee statements.

Mortgage-Related Glossary

Agencies	the two GSEs and Ginnie Mae	GSEs	Fannie Mae and Freddie Mac

certificates	securities sold to investors representing interests in mortgage loan securitizations	HUD	Dept. of Housing and Urban Development

DOJ	U.S. Department of Justice	MI	private mortgage insurance, insuring against borrower payment default

DRA	definitive resolution agreement with a GSE	MSR	mortgage servicing rights

Fannie Mae, Fannie, FNMA	Federal National Mortgage Association	nonconforming loans	loans that did not conform to Agency program requirements

FH proprietary securitization	securitization of mortgages sponsored by FHN under its First Horizon brand	other whole loans sold	mortgage loans sold to private, non-Agency purchasers

FHA	Federal Housing Administration	2008 platform sale, platform sale, 2008 sale	FHN’s sale of its national mortgage origination and servicing platforms in 2008

FHFA	Federal Housing Financing Agency, conservator for the GSEs	pipeline	pipeline of mortgage repurchase, make-whole, & certain related claims against FHN

Freddie Mac, Freddie, FHLMC	Federal Home Loan Mortgage Corporation	VA	Veterans Administration

Ginnie Mae, Ginnie, GNMA	Government National Mortgage Association

Active Pipeline

FHN accumulates the amount of repurchase requests, make-whole claims, and certain other related claims into the “active pipeline.” The active pipeline includes the amount of claims for loan repurchase, make-whole payments, loans as to which MI has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. MI was required for certain of the loans sold to GSEs or that were securitized. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline. Additionally, FHN is responsible for covering losses for purchasers to the extent there is a shortfall in MI insurance coverage (MI curtailment).

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice or curtailment, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. Generally, the amount of a loan subject to a repurchase/make-whole claim, or with open MI issues, remains in the active pipeline throughout the resolution process with a claimant. On March 31, 2016, the active pipeline was $170.0 million.

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices and other requests for the three months ended March 31, 2016 and 2015:

Table 22 - Rollforward of the Active Pipeline

	January 1, 2016		Inflows		Resolutions		Adjustments (c)		March 31, 2016
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	115	$22,465	24	$4,210	(20)	$(3,626)	—	$—	119	$23,049
FHLMC (a)	10	1,699	4	720	(5)	(920)	—	—	9	1,499
GNMA	2	297	—	—	(2)	(297)	—	—	—	—
Non-Agency whole loan-related	131	19,971	4	835	(9)	(1,471)	—	—	126	19,335
MI Cancellations	23	5,214	12	2,361	(11)	(2,336)	(4)	(860)	20	4,379
MI Curtailments	535	89,805	55	8,644	(25)	(5,299)	1	126	566	93,276
Other requests (b)	190	27,881	7	1,251	(7)	(841)	—	150	190	28,441

Total	1,006	$167,332	106	$18,021	(79)	$(14,790)	(3)	$(584)	1,030	$169,979

	January 1, 2015		Inflows		Resolutions		Adjustments (c)		March 31, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA(a)	142	$27,831	30	$3,957	(40)	$(6,142)	(1)	$(149)	131	$25,497
FHLMC(a)	19	3,310	7	1,540	(9)	(2,027)	—	—	17	2,823
GNMA	2	69	—	—	(1)	(123)	1	123	2	69
Non-Agency whole loan-related	171	25,827	1	155	(1)	(155)	—	—	171	25,827
MI Cancellations	28	6,004	19	2,987	(18)	(2,869)	—	(76)	29	6,046
MI Curtailments	594	101,063	52	9,717	(147)	(26,785)	4	577	503	84,572
Other requests (b)	65	10,825	98	14,816	(17)	(2,799)	(1)	88	145	22,930

Total	1,021	$174,929	207	$33,172	(233)	$(40,900)	3	$563	998	$167,764

a)	Inflows represent amounts excluded from the DRAs.
b)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers.
c)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.

As of March 31, 2016, Agencies accounted for approximately 88 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. MI curtailment requests are intended only to cover the shortfall in MI insurance proceeds, therefore FHN’s loss from MI curtailments as a percentage of UPB in the pipeline generally is significantly lower than that of a repurchase or make-whole claim. Total repurchase and make-whole claims decreased $10.3 million to $43.9 million and total MI cancellation notices decreased $1.7 million to $4.4 million in first quarter 2016 relative to first quarter 2015. MI curtailment and other requests increased $8.7 million and $5.5 million, respectively in first quarter 2016 to $93.3 million and $28.4 million. At March 31, 2016, the active pipeline contained no loan repurchase or make-whole requests from the FH proprietary securitization trustee related to first lien mortgage loans based on claims related to breaches of representations and warranties.

Repurchase Accrual Methodology

Over the past several years FHN’s approach for determining the adequacy of the repurchase and foreclosure reserve has evolved, sometimes substantially, based on changes in information available. Repurchase/make-whole rates vary based on purchaser, vintage, and claim type. For those loans repurchased or covered by a make-whole payment, cumulative average loss severities range between 50 and 60 percent of the UPB.

Repurchase Accrual Approach

Repurchase/Make-whole and Damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs are included in FHN’s remaining repurchase liability as of March 31, 2016. Those remaining obligations primarily relate to future MI cancellations, loans included in bulk servicing sales effected prior to the DRAs, and other whole loans sold.

In determining the loss content of GSE loans subject to repurchase requests excluded from the DRAs (primarily loans included in bulk sales), FHN applies a vintage level estimate of loss to all loans sold to the GSEs that were not included in the settlements and which have not had a prior repurchase resolution. First, pre-payment, default, and claim rate estimates are applied by vintage to estimate the aggregate claims expected but not yet resolved. Historical loss factors for each sale vintage and repurchase rates are then applied to estimate total loss content. Loss content related to other whole loan sales is estimated by applying the historical average repurchase and loss severity rates to the current UPB in the active pipeline to calculate estimated losses attributable to the current pipeline. FHN then uses an internal model to calculate loss content by applying historical average loss repurchase and severity rates to historical average inflows. For purposes of estimating loss content, FHN also considers MI cancellations. When assessing loss content related to loans where MI has been cancelled, FHN applies historical loss factors (including repurchase rates and loss severity ratios) to the total unresolved MI cancellations in the active pipeline, as well as applying these factors to historical average inflows to estimate loss content. Additionally, FHN identifies estimated losses related to MI curtailment requests. Management also evaluates the nature of claims from purchasers and/or servicers of loans sold to determine if qualitative adjustments are appropriate.

Repurchase and Foreclosure Liability

The repurchase and foreclosure liability is comprised of reserves to cover estimated loss content in the active pipeline, as well as estimated loss content related to certain known claims not currently included in the active pipeline. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches described above for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.

The following table provides a rollforward of the legacy mortgage repurchase liability for the three months ended March 31,2016 and 2015:

Table 23 - Reserves for Repurchase and Foreclosure Losses

	Three Months Ended March 31
(Dollars in thousands)	2016	2015
Legacy Mortgage
Beginning balance	$114,947	$119,404
Net realized losses	(627)	(3,030)

Balance on March 31	$114,320	$116,374

Government-Backed Mortgage Lending Programs

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At March 31, 2016, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described in Note 10 – Contingencies and Other Disclosures.

Other FHN Mortgage Exposures

At March 31, 2016, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant in that suit and is not able to assess what, if any, exposure FHN may have as a result of it.

FHN is defending, directly or as indemnitor, certain pending lawsuits brought by purchasers of certificates in FH proprietary securitizations or their assignees. FHN believes a new lawsuit based on federal securities claims that offering disclosures were deficient cannot be brought at this time due to the running of applicable limitation periods, but other investor claims, based on other legal theories, might still be possible. Due to the sales of MSR from 2008 through 2014, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase and make-whole claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated loans. At March 31, 2016, FHN had not accrued a liability for any litigation matter related to other whole loans sold; however, FHN’s repurchase and foreclosure liability included certain known exposures from other whole loans sold.

Certain government entities have subpoenaed information from FHN and others. These entities include the FDIC (on behalf of certain failed banks) and the FHLBs of San Francisco, Atlanta, and Seattle, among others. These entities purport to act on behalf of several purchasers of FH proprietary securitizations, and of non-FH securitizations which included other whole loans sold. Collectively, the subpoenas seek information concerning: a number of FH proprietary securitizations and/or underlying loan originations; and originations of certain other whole loans sold which, in many cases, were included by the purchaser in its own securitizations. Some subpoenas fail to identify the specific investments made or loans at issue. Moreover, FHN has limited information regarding at least some of the loans under review. Unless and until a review (if related to specific loans) becomes an identifiable repurchase claim, the associated loans are not considered part of the active pipeline.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

During 2015 and first quarter 2016 the national economy generally exhibited modest growth. However, certain economic indicators have been mixed and the pace of recovery from the 2008-9 recession has been uneven and could regress. As uncertainties remain surrounding the national economy, the housing market, Fed monetary policy, the competitive landscape (including competition from non-traditional banks), the regulatory and political environment, U.S. government spending generally, and global economic and political situations, FHN may continue to be faced with challenges. Although management considers asset quality at FHN to be strong, external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, a downturn in the economic environment or disruptions in the housing market could affect borrower defaults and actions by MI companies which could result in elevated repurchase, make-whole, or other monetary requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in demands or litigation. See the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section within this MD&A, and Note 10 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

In recent years, the Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently may be transitioning from many years of easing to what may be an extended period of gradual tightening. Effects on the yield curve often are most pronounced at the short end of the curve. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, the current transition from easing to tightening (if it continues) should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low interest rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to change unexpectedly. Such factors include significant economic trends, such as another U.S. contraction or recession, or events as well as significant international monetary policies and events.

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

Foreclosure Practices

FHN anticipates continued compliance challenges relating to foreclosure, loss mitigation, and servicing practices in connection with its efforts to comply with regulations and standards issued by the OCC and the CFPB including those relating to vendor management and changes in applicable state law relating to foreclosure and loss mitigation.

In addition, FHN retains exposure for potential deficiencies in servicing related to its legacy servicing business and subservicing arrangements. Further details regarding these legacy matters are provided in “Obligations from Legacy Mortgage Businesses – Overview – Servicing Obligations” under “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations.”

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 64 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing”, which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. The effective date of these ASUs has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, and associated interim periods. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of these ASUs on its revenue recognition practices.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes several revisions to the accounting, presentation and disclosure for financial instruments. Equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) are required to be measured at fair value with changes in fair value recognized in net income. An entity may elect to measure equity investments that do not have readily determinable market values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar instruments from the same issuer. ASU 2016-01 also requires a qualitative impairment review for equity investments without readily determinable fair values, with measurement at fair value required if impairment is determined to exist. For liabilities for which fair value has been elected, ASU 2016-01 revises current accounting to record the portion of fair value changes resulting from instrument-specific credit risk within other comprehensive income rather than earnings. Additionally, ASU 2016-01 clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be assessed in combination with all other deferred tax assets rather than being assessed in isolation. ASU 2016-01 also makes several changes to existing fair value presentation and disclosure requirements, including a provision that all disclosures must use an exit price concept in the determination of fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. FHN is evaluating the impact of ASU 2016-01 on its current accounting and disclosure practices.

In February 2016, the FASB issued ASU 2016-02, “Leases” which requires a lessee to recognize in its statement of condition a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 leaves lessor accounting largely unchanged from prior standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. All other leases must be classified as financing or operating leases which depends on the relationship of the lessee’s rights to the economic value of the leased asset. For finance leases, interest on the lease liability is recognized separately from amortization of the right-of-use asset in earnings, resulting in higher expense in the earlier portion of the lease term. For operating leases, a single lease cost is calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

In transition to ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply, which would result in continuing to account for leases that commence before the effective date in accordance with previous requirements (unless the lease is modified) except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous requirements. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from lease arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. FHN is evaluating the impact of ASU 2016-02 on its current accounting and disclosure practices.

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage of Certain Prepaid Stored-Value Products” which indicates that liabilities related to the sale of prepaid-stored value products are considered financial liabilities and should have a breakage estimate applied for estimated unused funds. ASU 2016-04 does not apply to stored-value products that can only be redeemed for cash, are subject to escheatment or are linked to a segregated bank account. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. FHN is evaluating the impact of ASU 2016-04 on its current accounting and disclosure practices.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which makes several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires will be recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies will no longer be included within estimated proceeds when performing the treasury stock method for calculation of diluted earnings per share. Excess tax benefits will also be recognized at the time an award is exercised or vests compared to the current requirement to delay recognition until the deduction reduces taxes payable. The presentation of excess tax benefits in the statement of cash flows will shift to an operating activity from the current classification as a financing activity.

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur rather than the current requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employer’s to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Under current guidance, withholding of equity awards in excess of the minimum statutory requirement results in liability classification for the entire award. The related cash remittance by the employer for employee taxes will be treated as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Transition to the new guidance will be accomplished through a combination of retrospective, cumulative-effect adjustment to equity and prospective methodologies. FHN is evaluating the impact of ASU 2016-09 on its current equity compensation accounting and disclosure practices.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 91 of this report and the subsections entitled “Market Risk Management” beginning on page 91 and “Interest Rate Risk Management” beginning on page 93 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 42-47 of this report,

all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015, including in particular the section entitled “Risk Management” beginning on page 48 of that Report and the subsections entitled “Market Risk Management” beginning on page 49 and “Interest Rate Risk Management” appearing on pages 52-53 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 156-161 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Part II.

OTHER INFORMATION

Item 1 Legal Proceedings

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 27 of this Report is incorporated into this Item by reference.

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a)	& (b) Not Applicable

(c)	Table 7 captioned “Issuer Purchases of Common Stock,” including the explanatory notes included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 77 of this report, is incorporated herein by reference.

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

Exhibit No.	Description

3.2	Bylaws, as amended and restated effective April 26, 2016, incorporated by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated April 26, 2016.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Form of Grant Notice for Executive Performance Stock Units [2016]

10.2*	Form of Grant Notice for Executive Stock Options [2016]

10.3*	Form of Grant Notice for Executive Restricted Stock Units [2016]

10.4*	Form of Grant Notice for Executive Retention Restricted Stock Units [2016]

10.5*	Form of Grant Notice for Special Retention Stock Options [2016]

10.6*	Form of Grant Notice for Special Retention Stock Units [2016]

10.7*	Equity Compensation Plan, as amended and restated April 26, 2016, incorporated by reference to Appendix A to FHN’s Proxy Statement for its annual meeting on April 26, 2016

10.8*	Management Incentive Plan, as amended and restated April 26, 2016, incorporated by reference to Appendix B to FHN’s Proxy Statement for its annual meeting on April 26, 2016

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at March 31, 2016 and 2015, and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iv) Consolidated Condensed Statements of Equity for the Three Months Ended March 31, 2016 and 2015; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: May 6, 2016	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

Exhibit No.	Description

3.2	Bylaws, as amended and restated effective April 26, 2016, incorporated by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated April 26, 2016.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Form of Grant Notice for Executive Performance Stock Units [2016]

10.2*	Form of Grant Notice for Executive Stock Options [2016]

10.3*	Form of Grant Notice for Executive Restricted Stock Units [2016]

10.4*	Form of Grant Notice for Executive Retention Restricted Stock Units [2016]

10.5*	Form of Grant Notice for Special Retention Stock Options [2016]

10.6*	Form of Grant Notice for Special Retention Stock Units [2016]

10.7*	Equity Compensation Plan, as amended and restated April 26, 2016, incorporated by reference to Appendix A to FHN’s Proxy Statement for its annual meeting on April 26, 2016

10.8*	Management Incentive Plan, as amended and restated April 26, 2016, incorporated by reference to Appendix B to FHN’s Proxy Statement for its annual meeting on April 26, 2016

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at March 31, 2016 and 2015, and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iv) Consolidated Condensed Statements of Equity for the Three Months Ended March 31, 2016 and 2015; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase