Form 10-Q
period 2016-06-30
FIRST HORIZON NATIONAL CORP
filed 2016-08-08
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2016
Common Stock, $.625 par value	232,019,031

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	June 30		December 31
(Dollars in thousands, except per share amounts)(Unaudited)	2016	2015	2015
Assets:
Cash and due from banks	$283,648	$274,256	$300,811
Federal funds sold	40,570	77,039	114,479
Securities purchased under agreements to resell (Note 15)	881,732	816,991	615,773

Total cash and cash equivalents	1,205,950	1,168,286	1,031,063

Interest-bearing cash	321,743	344,944	602,836
Trading securities	1,162,959	1,133,490	881,450
Loans held-for-sale (a)	117,976	127,196	126,342
Securities available-for-sale (Note 3)	4,009,243	3,648,860	3,929,846
Securities held-to-maturity (Note 3)	14,333	4,306	14,320
Loans, net of unearned income (Note 4) (b)	18,589,337	16,936,772	17,686,502
Less: Allowance for loan losses (Note 5)	199,807	221,351	210,242

Total net loans	18,389,530	16,715,421	17,476,260

Goodwill (Note 6)	191,307	145,932	191,307
Other intangible assets, net (Note 6)	23,616	26,922	26,215
Fixed income receivables	219,939	91,069	63,660
Premises and equipment, net (June 30, 2016 includes $10.0 million classified as held-for-sale)	279,676	269,507	275,619
Real estate acquired by foreclosure (c)	20,053	40,268	33,063
Derivative assets (Note 14)	196,989	115,230	104,365
Other assets	1,387,756	1,405,961	1,436,291

Total assets	$27,541,070	$25,237,392	$26,192,637

Liabilities and equity:
Deposits:
Savings	$7,960,182	$7,462,642	$7,811,191
Time deposits	741,992	769,132	788,487
Other interest-bearing deposits	5,720,628	4,675,742	5,388,526
Certificates of deposit $100,000 and more	522,643	400,021	443,389

Interest-bearing	14,945,445	13,307,537	14,431,593
Noninterest-bearing	5,684,732	5,366,936	5,535,885

Total deposits	20,630,177	18,674,473	19,967,478

Federal funds purchased	508,669	556,862	464,166
Securities sold under agreements to repurchase (Note 15)	451,129	311,760	338,133
Trading liabilities	789,540	732,564	566,019
Other short-term borrowings	543,033	150,350	137,861
Term borrowings	1,076,943	1,555,272	1,312,677
Fixed income payables	90,400	54,301	23,072
Derivative liabilities (Note 14)	170,619	109,815	108,339
Other liabilities	588,636	574,090	635,306

Total liabilities	24,849,146	22,719,487	23,553,051

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock – Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share – (shares authorized – 1,000; shares issued – 1,000 on June 30, 2016, June 30, 2015 and December 31, 2015)	95,624	95,624	95,624
Common stock – $.625 par value (shares authorized – 400,000,000; shares issued – 232,019,031 on June 30, 2016; 234,020,798 on June 30, 2015; and 238,586,637 on December 31, 2015)	145,012	146,263	149,117
Capital surplus	1,362,528	1,371,712	1,439,303
Undivided profits	945,663	797,123	874,303
Accumulated other comprehensive loss, net (Note 8)	(152,334)	(188,248)	(214,192)

Total First Horizon National Corporation Shareholders’ Equity	2,396,493	2,222,474	2,344,155

Noncontrolling interest	295,431	295,431	295,431

Total equity	2,691,924	2,517,905	2,639,586

Total liabilities and equity	$27,541,070	$25,237,392	$26,192,637

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” See Note 1 – Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	June 30, 2016 and 2015 and December 31, 2015 include $21.2 million, $20.2 million and $22.4 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.
(b)	June 30, 2016 and 2015 and December 31, 2015 include $31.1 million, $28.3 million and $29.7 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate properties in process of foreclosure.
(c)	June 30, 2016 and 2015 and December 31, 2015 include $9.6 million, $18.7 million and $14.6 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands except per share data, unless otherwise noted)(Unaudited)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$163,054	$153,283	$321,477	$297,180
Interest on investment securities available-for-sale	23,953	23,288	48,427	46,122
Interest on investment securities held-to-maturity	198	66	395	132
Interest on loans held-for-sale	1,198	1,350	2,459	2,841
Interest on trading securities	8,020	8,951	15,771	18,052
Interest on other earning assets	953	92	2,511	771

Total interest income	197,376	187,030	391,040	365,098

Interest expense:
Interest on deposits:
Savings	4,146	2,970	8,336	6,277
Time deposits	1,148	1,324	2,260	2,756
Other interest-bearing deposits	2,526	1,104	4,830	2,061
Certificates of deposit $100,000 and more	1,326	830	2,537	1,712
Interest on trading liabilities	3,782	3,770	7,821	7,684
Interest on short-term borrowings	1,203	726	2,331	1,772
Interest on term borrowings	6,981	9,666	14,587	19,330

Total interest expense	21,112	20,390	42,702	41,592

Net interest income	176,264	166,640	348,338	323,506
Provision for loan losses	4,000	2,000	7,000	7,000

Net interest income after provision for loan losses	172,264	164,640	341,338	316,506

Noninterest income:
Fixed income	77,913	56,241	144,890	117,860
Deposit transactions and cash management	26,991	28,430	53,828	54,981
Brokerage, management fees and commissions	10,665	12,456	21,080	23,855
Trust services and investment management	7,224	7,416	13,789	14,114
Bankcard income	6,558	5,884	11,817	11,070
Bank-owned life insurance	3,743	3,391	7,132	6,853
Other service charges	2,996	3,043	5,709	5,891
Insurance commissions	552	654	1,039	1,250
Equity securities gains/(losses), net (Note 3)	99	8	19	284
Debt securities gains/(losses), net (Note 3)	—	—	1,654	—
All other income and commissions (Note 7)	8,773	12,778	18,862	23,832

Total noninterest income	145,514	130,301	279,819	259,990

Adjusted gross income after provision for loan losses	317,778	294,941	621,157	576,496

Noninterest expense:
Employee compensation, incentives, and benefits	143,370	127,970	280,521	259,414
Occupancy	12,736	11,764	25,340	23,982
Computer software	11,226	11,340	22,813	22,282
Operations services	10,521	10,033	20,421	19,370
Equipment rentals, depreciation, and maintenance	7,182	7,983	13,341	15,203
Legal fees	5,891	4,509	10,770	8,060
FDIC premium expense	4,848	4,952	9,769	8,400
Advertising and public relations	4,481	4,349	9,454	9,082
Professional fees	4,284	5,218	9,483	8,924
Communications and courier	3,039	3,801	6,789	7,677
Other insurance and taxes	3,014	3,455	6,327	6,784
Contract employment and outsourcing	2,497	3,337	4,922	7,921
Amortization of intangible assets	1,299	1,298	2,599	2,596
Foreclosed real estate	(432)	1,329	(690)	1,198
Repurchase and foreclosure provision	(31,400)	—	(31,400)	—
All other expense (Note 7)	44,266	17,056	63,290	193,722

Total noninterest expense	226,822	218,394	453,749	594,615

Income/(loss) before income taxes	90,956	76,547	167,408	(18,119)

Provision/(benefit) for income taxes	30,016	21,590	54,255	(671)

Net income/(loss)	$60,940	$54,957	$113,153	$(17,448)

Net income attributable to noncontrolling interest	2,852	2,851	5,703	5,609

Net income/(loss) attributable to controlling interest	$58,088	$52,106	$107,450	$(23,057)

Preferred stock dividends	1,550	1,550	3,100	3,100

Net income/(loss) available to common shareholders	$56,538	$50,556	$104,350	$(26,157)

Basic earnings/(loss) per share (Note 9)	$0.24	$0.22	$0.45	$(0.11)

Diluted earnings/(loss) per share (Note 9)	$0.24	$0.22	$0.44	$(0.11)

Weighted average common shares (Note 9)	231,573	232,800	233,112	232,808

Diluted average common shares (Note 9)	233,576	234,669	235,121	232,808

Cash dividends declared per common share	$0.07	$0.06	$0.14	$0.12

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2016	2015	2016	2015
Net income/(loss)	$60,940	$54,957	$113,153	$(17,448)
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	16,037	(20,100)	55,197	(2,096)
Net unrealized gains/(losses) on cash flow hedges	1,226	—	4,691	—
Net unrealized gains/(losses) on pension and other postretirement plans	844	1,011	1,970	2,094

Other comprehensive income/(loss)	18,107	(19,089)	61,858	(2)

Comprehensive income/(loss)	79,047	35,868	175,011	(17,450)

Comprehensive income attributable to noncontrolling interest	2,852	2,851	5,703	5,609

Comprehensive income/(loss) attributable to controlling interest	$76,195	$33,017	$169,308	$(23,059)

Income tax expense/(benefit) of items included in Other Comprehensive Income/(Loss):
Net unrealized gains/(losses) on securities available-for-sale	$9,967	$(12,651)	$34,304	$(1,320)
Net unrealized gains/(losses) on cash flow hedges	762	—	2,915	—
Net unrealized gains/(losses) on pension and other postretirement plans	525	636	1,225	1,318

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2016			2015
(Dollars in thousands except per share data)(Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,344,155	$295,431	$2,639,586	$2,286,159	$295,431	$2,581,590
Net income/(loss)	107,450	5,703	113,153	(23,057)	5,609	(17,448)
Other comprehensive income/(loss) (a)	61,858	—	61,858	(2)	—	(2)

Comprehensive income/(loss)	169,308	5,703	175,011	(23,059)	5,609	(17,450)

Cash dividends declared:
Preferred stock ($3,100 per share for the six months ended June 30, 2016 and 2015)	(3,100)	—	(3,100)	(3,100)	—	(3,100)
Common stock ($.14 and $.12 per share for the six months ended June 30, 2016 and 2015, respectively)	(32,991)	—	(32,991)	(28,305)	—	(28,305)
Common stock repurchased (b)	(89,698)	—	(89,698)	(20,031)	—	(20,031)
Common stock issued for:
Stock options and restricted stock – equity awards	1,509	—	1,509	4,427	—	4,427
Stock-based compensation expense	7,796	—	7,796	6,474	—	6,474
Dividends declared – noncontrolling interest of subsidiary preferred stock	—	(5,703)	(5,703)	—	(5,609)	(5,609)
Tax benefit/(benefit reversal) – stock based compensation expense	(486)	—	(486)	(91)	—	(91)

Balance, June 30	$2,396,493	$295,431	$2,691,924	$2,222,474	$295,431	$2,517,905

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2016 and 2015 include $86.4 million and $15.8 million, respectively, repurchased under share repurchase programs.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2016	2015
Operating Activities
Net income/(loss)	$113,153	$(17,448)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	7,000	7,000
Provision/(benefit) for deferred income taxes	34,366	(1,592)
Depreciation and amortization of premises and equipment	16,036	18,229
Amortization of intangible assets	2,599	2,596
Net other amortization and accretion	10,722	11,731
Net (increase)/decrease in derivatives	564	(615)
Repurchase and foreclosure provision	(31,400)	—
Fair value adjustment to foreclosed real estate	850	1,660
Litigation and regulatory matters	25,652	120
Stock-based compensation expense	7,796	6,474
(Tax benefit)/benefit reversal – stock based compensation expense	486	91
Equity securities (gains)/losses, net	(19)	(284)
Debt securities (gains)/losses, net	(1,654)	—
Net (gains)/losses on sale/disposal of fixed assets	4,155	(2,872)
Loans held-for-sale:
Purchases	(5,953)	(1,178)
Gross proceeds from settlements and sales	14,668	15,561
(Gain)/loss due to fair value adjustments and other	(349)	(294)
Net (increase)/decrease in:
Trading securities	(283,283)	59,890
Fixed income receivables	(156,279)	(48,581)
Interest receivable	6,751	9,955
Other assets	(36,559)	(48,727)
Net increase/(decrease) in:
Trading liabilities	223,521	138,250
Fixed income payables	67,328	36,144
Interest payable	(5,025)	(7,613)
Other liabilities	(36,422)	(67,405)

Total adjustments	(134,449)	128,540

Net cash provided/(used) by operating activities	(21,296)	111,092

Investing Activities
Available-for-sale securities:
Sales	1,543	284
Maturities	315,301	327,315
Purchases	(311,592)	(427,717)
Premises and equipment:
Sales	2,786	40,369
Purchases	(27,034)	(15,751)
Net (increase)/decrease in:
Loans	(904,558)	(722,062)
Interests retained from securitizations classified as trading securities	1,774	1,011
Interest-bearing cash	281,093	1,277,023

Net cash provided/(used) by investing activities	(640,687)	480,472

Financing Activities
Common stock:
Stock options exercised	807	4,715
Cash dividends paid	(30,960)	(26,020)
Repurchase of shares (a)	(89,698)	(20,031)
Tax benefit/(benefit reversal) – stock based compensation expense	(486)	(91)
Cash dividends paid – preferred stock – noncontrolling interest	(5,672)	(5,703)
Cash dividends paid – Series A preferred stock	(3,100)	(3,100)
Term borrowings:
Payments/maturities	(259,938)	(312,808)
Net increase/(decrease) in:
Deposits	663,246	605,867
Short-term borrowings	562,671	(737,512)

Net cash provided/(used) by financing activities	836,870	(494,683)

Net increase/(decrease) in cash and cash equivalents	174,887	96,881

Cash and cash equivalents at beginning of period	1,031,063	1,071,405

Cash and cash equivalents at end of period	$1,205,950	$1,168,286

Supplemental Disclosures
Total interest paid	$47,355	$48,734
Total taxes paid	11,334	14,859
Total taxes refunded	2,425	215
Transfer from loans to other real estate owned	3,546	8,293

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	2016 and 2015 include $86.3 million and $15.8 million, respectively, repurchased under share repurchase programs.

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2016 periods are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Effective January 1, 2016, FHN adopted the provisions of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. ASU 2015-03 requires application on a retrospective basis, with prior periods revised to reflect the effects of adoption. Consistent with prior requirements, FHN previously classified debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition. The adoption of ASU 2015-03 had no effect on FHN’s recognition of interest expense. The effects of the retrospective application of the change in presentation of debt issuance costs are summarized in the table below.

	As of June 30	As of December 31
(Dollars in thousands)	2015	2015	2014
Increase/(decrease) to previously reported Consolidated Statements of Condition amounts
Other assets	$(2,375)	$(2,499)	$(2,764)
Term Borrowings	(2,375)	(2,499)	(2,764)

Note 1 – Financial Information (Continued)

Accounting Changes Issued but Not Currently Effective

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations”, which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing”, which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” was issued in May 2016 to provide additional guidance for the implementation and application of ASU 2014-09. The effective date of these ASUs has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, and associated interim periods. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of these ASUs on its revenue recognition practices.

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

In transition to ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply, which would result in continuing to account for leases that commence before the effective date in accordance with previous requirements (unless the lease is modified) except that lessees are required to recognize a right-of-

Note 1 – Financial Information (Continued)

use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous requirements. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from lease arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. FHN is evaluating the impact of ASU 2016-02 on its current accounting and disclosure practices.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” which revises the measurement and recognition of credit losses for assets measured at amortized cost (e.g., held-to-maturity (“HTM”) loans and debt securities) and available-for-sale (“AFS”) debt securities. Under ASU 2016-13, for assets measured at amortized cost, the current expected credit loss (“CECL”) is measured as the difference between amortized cost and the net amount expected to be collected. This represents a departure from existing GAAP as the “incurred loss” methodology for recognizing credit losses delays recognition until it is probable a loss has been incurred. The measurement of current expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, current disclosures of credit quality indicators in relation to the amortized cost of financing receivables will be further disaggregated by year of origination. ASU 2016-13 leaves the methodology for measuring credit losses on AFS debt securities largely unchanged, with the maximum credit loss representing the difference between amortized cost and fair value. However, such credit losses will be recognized through an allowance for credit losses, which permits recovery of previously recognized credit losses if circumstances change.

ASU 2016-13 also revises the recognition of credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”). For PCD assets the initial allowance for credit losses is added to the purchase price. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for PCD assets. Interest income for PCD assets will be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. Currently, credit losses for purchased credit-impaired assets are included in the initial basis of the assets with subsequent declines in credit resulting in expense while subsequent improvements in credit are reflected as an increase in the future yield from the assets.

The provisions of ASU 2016-13 will be generally be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in the year of adoption. Prospective implementation is required for debt securities for which an other-than-temporary-impairment (“OTTI”) had been previously recognized. Amounts previously recognized in accumulated other comprehensive income (“AOCI”) as of the date of adoption that relate to improvements in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. A prospective transition approach

Note 1 – Financial Information (Continued)

will be used for existing PCD assets where upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses. Thus, an entity will not be required to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. An entity will accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date.

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018. FHN is evaluating the impact of ASU 2016-13 on its current accounting and disclosure practices. Since the CECL methodology encompasses a “life of loan” requirement for the recognition of credit losses, the estimated amount of such losses will be larger than the estimate of probable incurred losses under current standards. The extent of this difference will be dependent upon economic considerations and loan portfolio characteristics at the time of adoption.

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

In second quarter 2016, FTBNA signed an agreement with GE Capital to purchase two regional groups of restaurant franchise loans totaling approximately $.6 billion. The acquired loans will be combined with existing FTBNA relationships to establish a restaurant franchise finance specialty lending business. The transaction is expected to close in third quarter 2016.

In addition to the transaction mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combination or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on June 30, 2016 and 2015:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	1,880,831	65,391	—	1,946,222
Government agency issued collateralized mortgage obligations (“CMO”)	1,845,205	30,907	(1,296)	1,874,816
States and municipalities	1,500	—	—	1,500
Equity and other (a)	186,607	—	(2)	186,605

Total securities available-for-sale (b)	$3,914,243	$96,298	$(1,298)	$4,009,243

Securities held-to-maturity:
States and municipalities	$4,333	$407	$—	$4,740
Corporate bonds	10,000	361	—	10,361

Total securities held-to-maturity	$14,333	$768	$—	$15,101

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million. The remainder is money market and cost method investments.
(b)	Includes $3.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	804,841	29,068	(3,269)	830,640
Government agency issued CMO	2,624,151	20,836	(19,701)	2,625,286
Other U.S. government agencies	1,539	21	—	1,560
States and municipalities	9,455	—	—	9,455
Equity and other (a)	182,059	—	(240)	181,819

Total securities available-for-sale (b)	$3,622,145	$49,925	$(23,210)	$3,648,860

Securities held-to-maturity:
States and municipalities	$4,306	$1,050	$—	$5,356

Total securities held-to-maturity	$4,306	$1,050	$—	$5,356

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $65.8 million. The remainder is money market and cost method investments.
(b)	Includes $3.2 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on June 30, 2016, are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$1,500	$1,500
After 1 year; within 5 years	—	—	100	100
After 5 years; within 10 years	10,000	10,361	—	—
After 10 years	4,333	4,740	—	—

Subtotal	14,333	15,101	1,600	1,600

Government agency issued MBS and CMO (a)	—	—	3,726,036	3,821,038
Equity and other	—	—	186,607	186,605

Total	$14,333	$15,101	$3,914,243	$4,009,243

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross gains and gross losses from available-for-sale investment securities for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Gross gains on sales of securities	$162	$8	$3,999	$284
Gross (losses) on sales of securities	(63)	—	(2,326)	—

Net gain/(loss) on sales of securities (a)	$99	$8	$1,673	$284

(a)	Cash proceeds for the three months ended June 30, 2016 were $.6 million; cash proceeds for the three months ended June 30, 2015 were not material. Proceeds for the six months ended June 30, 2016 and 2015, respectively, were $1.5 million and $.3 million. Six months ended June 30, 2016 includes a $1.7 million gain from an exchange of approximately $294 million of AFS debt securities.

Note 3 – Investment Securities (Continued)

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2016 and 2015:

	As of June 30, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$26,121	$(10)	$186,797	$(1,286)	$212,918	$(1,296)

Total debt securities	26,121	(10)	186,797	(1,286)	212,918	(1,296)

Equity	7	(2)	—	—	7	(2)

Total temporarily impaired securities	$26,128	$(12)	$186,797	$(1,286)	$212,925	$(1,298)

	As of June 30, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$845,534	$(7,734)	$450,079	$(11,967)	$1,295,613	$(19,701)
Government agency issued MBS	233,521	(2,485)	33,582	(784)	267,103	(3,269)

Total debt securities	1,079,055	(10,219)	483,661	(12,751)	1,562,716	(22,970)

Equity	—	—	851	(240)	851	(240)

Total temporarily impaired securities	$1,079,055	$(10,219)	$484,512	$(12,991)	$1,563,567	$(23,210)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of June 30, 2016 and 2015, and December, 31 2015:

	June 30		December 31
(Dollars in thousands)	2016	2015	2015
Commercial:
Commercial, financial, and industrial	$11,179,445	$9,832,563	$10,436,390
Commercial real estate	1,969,412	1,400,715	1,674,935
Consumer:
Consumer real estate (a)	4,640,779	4,870,271	4,766,518
Permanent mortgage	439,014	487,679	454,123
Credit card & other	360,687	345,544	354,536

Loans, net of unearned income	$18,589,337	$16,936,772	$17,686,502
Allowance for loan losses	199,807	221,351	210,242

Total net loans	$18,389,530	$16,715,421	$17,476,260

(a)	Balances as of June 30, 2016 and 2015, and December 31, 2015, include $43.5 million, $66.4 million, and $52.8 million of restricted real estate loans, respectively. See Note 13 – Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO

The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance – related businesses) portfolio and purchased credit-impaired (“PCI”) loans. Loans to mortgage companies include commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within CRE include income CRE, residential CRE and PCI loans. Consumer loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Consumer classes include HELOC, real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Concentrations

FHN has a concentration of residential real estate loans (27 percent of total loans), the majority of which is in the consumer real estate segment (25 percent of total loans). Loans to finance and insurance companies total $2.3 billion (20 percent of the C&I portfolio, or 12 percent of the total loans). FHN had loans to mortgage companies totaling $2.2 billion (20 percent of the C&I segment, or 12 percent of total loans) as of June 30, 2016. As a result, 40 percent of the C&I segment was sensitive to impacts on the financial services industry.

Acquisition

On October 2, 2015, FHN completed its acquisition of TAF, and its wholly-owned bank subsidiary TAB. The acquisition included $298.1 million in unpaid principal balance of loans with a fair value of $281.9 million. Generally, the fair value for the acquired loans is estimated using a discounted cash flow analysis with significant unobservable inputs (Level 3) including adjustments for expected credit losses, prepayment speeds, current market rates for similar loans, and an adjustment for investor-required yield given product-type and various risk characteristics. See Note 2 – Acquisitions and Divestitures for additional information.

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

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans

The following table presents a rollforward of the accretable yield for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$8,958	$10,468	$8,542	$14,714
Accretion	(996)	(1,576)	(2,147)	(4,948)
Adjustment for payoffs	(2,452)	(760)	(4,229)	(2,096)
Adjustment for charge-offs	(11)	—	(674)	—
Increase in accretable yield (a)	705	216	4,712	678
Other	(33)	—	(33)	—

Balance, end of period	$6,171	$8,348	$6,171	$8,348

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

At June 30, 2016, the ALLL related to PCI loans was $.8 million compared to $2.8 million at June 30, 2015. A loan loss provision credit of $.4 million was recognized during the three months ended June 30, 2016, as compared to a loan loss provision credit of $.3 million recognized during the three months ended June 30, 2015. A loan loss provision credit of $.3 million was recognized during the six months ended June 30, 2016, as compared to a loan loss provision credit of $.6 million recognized during the six months ended June 30, 2015.

The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of June 30, 2016 and 2015, and December 31, 2015:

	June 30, 2016		June 30, 2015		December 31, 2015
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$10,437	$12,140	$4,870	$5,507	$16,063	$18,573
Commercial real estate	9,428	12,382	20,262	24,830	19,929	25,504
Consumer real estate	1,247	1,800	1,927	2,796	3,672	4,533
Credit card and other	55	72	9	11	52	76

Total	$21,167	$26,394	$27,068	$33,144	$39,716	$48,686

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at June 30, 2016 and 2015, by class related to individually impaired loans and consumer TDRs. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and net LOCOM have been excluded.

	June 30, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$14,289	$22,141	$—	$13,333	$—	$11,278	$—
Income CRE	2,468	9,389	—	2,468	—	2,468	—

Total	$16,757	$31,530	$—	$15,801	$—	$13,746	$—

Consumer:
HELOC (a)	$11,186	$25,367	$—	$11,105	$—	$11,013	$—
R/E installment loans (a)	4,232	5,411	—	4,407	—	4,420	—
Permanent mortgage (a)	4,280	6,657	—	4,161	—	4,298	—

Total	$19,698	$37,435	$—	$19,673	$—	$19,731	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$33,884	$35,585	$3,151	$31,333	$292	$28,127	$379
TRUPS	3,274	3,700	925	3,291	—	3,307	—
Income CRE	4,454	4,796	329	4,780	20	4,959	40
Residential CRE	1,376	1,844	105	1,376	6	1,386	12

Total	$42,988	$45,925	$4,510	$40,780	$318	$37,779	$431

Consumer:
HELOC	$88,871	$91,771	$16,375	$88,299	$494	$88,439	$981
R/E installment loans	59,050	60,338	15,536	58,923	345	59,447	662
Permanent mortgage	91,602	104,243	15,583	92,218	541	93,725	1,058
Credit card & other	356	356	147	351	3	355	6

Total	$239,879	$256,708	$47,641	$239,791	$1,383	$241,966	$2,707

Total commercial	$59,745	$77,455	$4,510	$56,581	$318	$51,525	$431

Total consumer	$259,577	$294,143	$47,641	$259,464	$1,383	$261,697	$2,707

Total impaired loans	$319,322	$371,598	$52,151	$316,045	$1,701	$313,222	$3,138

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	June 30, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$12,402	$15,690	$—	$13,016	$—	$12,305	$—
Income CRE	4,187	11,262	—	4,198	—	5,283	—
Residential CRE	—	—	—	—	—	287	—

Total	$16,589	$26,952	$—	$17,214	$—	$17,875	$—

Consumer:
HELOC (a)	$12,577	$30,604	$—	$12,588	$—	$12,788	$—
R/E installment loans (a)	4,959	6,211	—	4,739	—	4,704	—
Permanent mortgage (a)	6,403	8,603	—	6,804	—	7,018	—

Total	$23,939	$45,418	$—	$24,131	$—	$24,510	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$30,549	$37,741	$8,117	$28,400	$237	$24,087	$490
TRUPS	13,399	13,700	4,810	13,414	—	13,429	—
Income CRE	6,788	8,298	533	6,742	33	7,140	63
Residential CRE	1,518	1,886	102	1,571	6	1,534	13

Total	$52,254	$61,625	$13,562	$50,127	$276	$46,190	$566

Consumer:
HELOC	$87,292	$89,454	$21,967	$86,197	$461	$85,417	$909
R/E installment loans	67,269	68,151	19,439	68,330	331	69,227	658
Permanent mortgage	100,754	113,290	17,857	102,194	637	103,555	1,228
Credit card & other	418	418	155	451	4	479	8

Total	$255,733	$271,313	$59,418	$257,172	$1,433	$258,678	$2,803

Total commercial	$68,843	$88,577	$13,562	$67,341	$276	$64,065	$566

Total consumer	$279,672	$316,731	$59,418	$281,303	$1,433	$283,188	$2,803

Total impaired loans	$348,515	$405,308	$72,980	$348,644	$1,709	$347,253	$3,369

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Asset Quality Indicators

FHN employs a dual grade commercial risk grading methodology to assign an estimate for the probability of default (“PD”) and the loss given default (“LGD”) for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. Each PD grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default probability, and probabilities increase as grades progress down the scale. PD 1 through PD 12 are “pass” grades. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Pass loan grades are required to be reassessed annually or earlier whenever there has been a material change in the financial condition of the borrower or risk characteristics of the relationship. All commercial loans over $1 million and certain commercial loans over $500,000 that are graded 13 or worse are reassessed on a quarterly basis. LGD grades are assigned based on a scale of 1-12 and represent FHN’s expected recovery based on collateral type in the event a loan defaults. See Note 5 – Allowance for Loan Losses for further discussion on the credit grading system.

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of June 30, 2016 and 2015:

	June 30, 2016
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$538,386	$—	$—	$949	$—	$539,335	4%	$109
2	709,997	—	—	9,806	115	719,918	5	389
3	425,912	436,545	—	159,880	—	1,022,337	8	261
4	985,360	422,844	—	219,102	211	1,627,517	12	1,076
5	1,094,829	248,926	—	259,861	589	1,604,205	12	6,203
6	1,156,675	837,453	—	290,774	22,028	2,306,930	18	9,654
7	1,399,125	172,039	—	437,637	8,157	2,016,958	15	14,307
8	803,708	46,947	—	303,946	4,330	1,158,931	9	20,979
9	564,474	6,661	—	82,351	4,625	658,111	5	12,885
10	258,486	38,285	—	61,260	14,011	372,042	3	5,637
11	222,391	17,390	—	20,364	4,838	264,983	2	6,971
12	111,980	—	—	14,530	4,363	130,873	1	4,337
13	157,028	—	304,527	7,437	302	469,294	4	5,669
14,15,16	157,403	81	—	18,369	1,471	177,324	1	17,758

Collectively evaluated for impairment	8,585,754	2,227,171	304,527	1,886,266	65,040	13,068,758	99	106,235
Individually evaluated for impairment	48,173	—	3,274	6,922	1,376	59,745	1	4,510
Purchased credit-impaired loans	10,546	—	—	9,199	609	20,354	—	491

Total commercial loans	$8,644,473	$2,227,171	$307,801	$1,902,387	$67,025	$13,148,857	100%	$111,236

	June 30, 2015
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$495,855	$—	$—	$554	$—	$496,409	4%	$126
2	590,328	—	—	11,602	41	601,971	5	332
3	484,072	317,856	—	84,178	181	886,287	8	350
4	670,972	366,791	—	96,689	54	1,134,506	10	868
5	1,135,773	304,500	—	213,213	5,288	1,658,774	15	6,372
6	1,223,233	618,616	—	267,983	4,499	2,114,331	20	10,234
7	1,186,480	139,217	—	365,840	2,844	1,694,381	15	13,203
8	749,504	28,068	—	163,904	272	941,748	8	13,942
9	419,687	24,617	—	43,752	383	488,439	4	7,900
10	222,799	—	—	27,840	202	250,841	2	5,147
11	179,139	—	—	24,010	1,071	204,220	2	5,438
12	76,209	—	—	17,884	543	94,636	1	2,704
13	122,862	—	305,382	3,633	287	432,164	4	4,944
14,15,16	109,820	—	—	27,045	2,054	138,919	1	12,829

Collectively evaluated for impairment	7,666,733	1,799,665	305,382	1,348,127	17,719	11,137,626	99	84,389
Individually evaluated for impairment	42,951	—	12,785	10,975	1,518	68,229	1	13,562
Purchased credit-impaired loans	5,047	—	—	20,612	1,764	27,423	—	2,291

Total commercial loans	$7,714,731	$1,799,665	$318,167	$1,379,714	$21,001	$11,233,278	100%	$100,242

(a)	Balances as of June 30, 2016 and 2015, presented net of $25.5 million and $26.2 million, respectively, in lower of cost or market (“LOCOM”) valuation adjustment. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

Note 4 – Loans (Continued)

The consumer portfolio is comprised primarily of smaller-balance loans which are very similar in nature in that most are standard products and are backed by residential real estate. Because of the similarities of consumer loan-types, FHN is able to utilize the Fair Isaac Corporation (“FICO”) score, among other attributes, to assess the credit quality of consumer borrowers. FICO scores are refreshed on a quarterly basis in an attempt to reflect the recent risk profile of the borrowers. Accruing delinquency amounts are indicators of asset quality within the credit card and other consumer portfolio.

The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score greater than or equal to 740	56.3%	68.9%	43.8%	54.7%	66.6%	44.2%
FICO score 720-739	8.6	8.8	10.9	9.2	8.5	9.3
FICO score 700-719	9.0	6.8	9.3	9.0	7.4	9.0
FICO score 660-699	13.0	9.0	17.6	13.2	9.6	16.9
FICO score 620-659	6.2	3.7	9.6	6.4	3.9	8.6
FICO score less than 620 (a)	6.9	2.8	8.8	7.5	4.0	12.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the FICO scores at the time of the origination exceeded 620 but have since deteriorated as the loans have seasoned.

Nonaccrual and Past Due Loans

The following table reflects accruing and non-accruing loans by class on June 30, 2016:

	Accruing				Non-Accruing				Total Loans
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing
Commercial (C&I):
General C&I	$8,603,288	$3,415	$75	$8,606,778	$2,868	$2,366	$21,915	$27,149	$8,633,927
Loans to mortgage companies	2,226,841	249	—	2,227,090	—	—	81	81	2,227,171
TRUPS (a)	304,527	—	—	304,527	—	—	3,274	3,274	307,801
Purchased credit-impaired loans	9,651	431	464	10,546	—	—	—	—	10,546

Total commercial (C&I)	11,144,307	4,095	539	11,148,941	2,868	2,366	25,270	30,504	11,179,445

Commercial real estate:
Income CRE	1,885,005	1,186	—	1,886,191	2,186	—	4,811	6,997	1,893,188
Residential CRE	65,621	—	—	65,621	—	—	795	795	66,416
Purchased credit-impaired loans	8,104	311	1,393	9,808	—	—	—	—	9,808

Total commercial real estate	1,958,730	1,497	1,393	1,961,620	2,186	—	5,606	7,792	1,969,412

Consumer real estate:
HELOC	1,792,492	18,345	7,927	1,818,764	59,310	5,318	9,826	74,454	1,893,218
R/E installment loans	2,702,710	7,851	2,874	2,713,435	26,206	2,661	3,675	32,542	2,745,977
Purchased credit-impaired loans	1,336	90	158	1,584	—	—	—	—	1,584

Total consumer real estate	4,496,538	26,286	10,959	4,533,783	85,516	7,979	13,501	106,996	4,640,779

Permanent mortgage	398,712	3,719	6,003	408,434	12,985	3,518	14,077	30,580	439,014

Credit card & other:
Credit card	189,555	2,116	1,094	192,765	—	—	—	—	192,765
Other	166,052	838	251	167,141	—	—	725	725	167,866
Purchased credit-impaired loans	56	—	—	56	—	—	—	—	56

Total credit card & other	355,663	2,954	1,345	359,962	—	—	725	725	360,687

Total loans, net of unearned income	$18,353,950	$38,551	$20,239	$18,412,740	$103,555	$13,863	$59,179	$176,597	$18,589,337

(a)	Total TRUPS includes LOCOM valuation adjustment of $25.5 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on June 30, 2015:

	Accruing				Non-Accruing				Total Loans
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing
Commercial (C&I):
General C&I	$7,673,986	$4,830	$199	$7,679,015	$13,781	$2,536	$14,352	$30,669	$7,709,684
Loans to mortgage companies	1,797,877	1,669	—	1,799,546	—	—	119	119	1,799,665
TRUPS (a)	305,382	—	—	305,382	—	—	12,785	12,785	318,167
Purchased credit-impaired loans	4,153	201	693	5,047	—	—	—	—	5,047

Total commercial (C&I)	9,781,398	6,700	892	9,788,990	13,781	2,536	27,256	43,573	9,832,563

Commercial real estate:
Income CRE	1,344,440	2,916	—	1,347,356	1,285	2,041	8,420	11,746	1,359,102
Residential CRE	19,114	123	—	19,237	—	—	—	—	19,237
Purchased credit-impaired loans	22,238	—	138	22,376	—	—	—	—	22,376

Total commercial real estate	1,385,792	3,039	138	1,388,969	1,285	2,041	8,420	11,746	1,400,715

Consumer real estate:
HELOC	2,150,344	22,240	9,785	2,182,369	65,345	5,243	9,543	80,131	2,262,500
R/E installment loans	2,557,513	9,172	4,272	2,570,957	27,294	1,873	5,227	34,394	2,605,351
Purchased credit-impaired loans	2,012	4	404	2,420	—	—	—	—	2,420

Total consumer real estate	4,709,869	31,416	14,461	4,755,746	92,639	7,116	14,770	114,525	4,870,271

Permanent mortgage	444,187	5,450	5,569	455,206	15,495	1,981	14,997	32,473	487,679

Credit card & other:
Credit card	182,477	1,446	1,284	185,207	—	—	—	—	185,207
Other	158,530	873	177	159,580	—	—	749	749	160,329
Purchased credit-impaired loans	8	—	—	8	—	—	—	—	8

Total credit card & other	341,015	2,319	1,461	344,795	—	—	749	749	345,544

Total loans, net of unearned income	$16,662,261	$48,924	$22,521	$16,733,706	$123,200	$13,674	$66,192	$203,066	$16,936,772

(a)	Total TRUPS includes LOCOM valuation adjustment of $26.2 million.

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

Note 4 – Loans (Continued)

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

On June 30, 2016 and 2015, FHN had $299.3 million and $310.6 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $51.2 million and $61.0 million, or 17 percent as of June 30, 2016, and 20 percent as of June 30, 2015. Additionally, $73.8 million and $80.8 million of loans held-for-sale as of June 30, 2016 and 2015, respectively, were classified as TDRs.

The following tables reflect portfolio loans that were classified as TDRs during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	4	$19,175	$18,067	5	$19,883	$18,775

Total commercial (C&I)	4	19,175	18,067	5	19,883	18,775

Consumer real estate:
HELOC	53	5,258	5,246	152	12,698	12,616
R/E installment loans	19	3,326	3,614	34	4,224	4,509

Total consumer real estate	72	8,584	8,860	186	16,922	17,125

Permanent mortgage	4	841	840	4	841	840
Credit card & other	1	2	2	5	21	20

Total troubled debt restructurings	81	$28,602	$27,769	200	$37,667	$36,760

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	—	$—	$—	2	$1,388	$1,325

Total commercial (C&I)	—	—	—	2	1,388	1,325

Consumer real estate:
HELOC	65	7,237	7,147	102	10,964	10,854
R/E installment loans	22	1,912	1,916	38	3,266	3,293

Total consumer real estate	87	9,149	9,063	140	14,230	14,147

Permanent mortgage	4	1,718	1,733	6	2,039	2,054
Credit card & other	6	20	19	12	48	46

Total troubled debt restructurings	97	$10,887	$10,815	160	$17,705	$17,572

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and six months ended June 30, 2016 and 2015, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial real estate:
Residential CRE	—	$—	—	$—

Total commercial real estate	—	—	—	—

Consumer real estate:
HELOC	1	102	2	138
R/E installment loans	1	180	1	180

Total consumer real estate	2	282	3	318

Credit card & other	—	—	—	—

Total troubled debt restructurings	2	$282	3	$318

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial real estate:
Residential CRE	1	$896	1	$896

Total commercial real estate	1	896	1	896

Consumer real estate:
HELOC	6	278	7	308
R/E installment loans	1	26	2	112

Total consumer real estate	7	304	9	420

Credit card & other	2	5	3	8

Total troubled debt restructurings	10	$1,205	13	$1,324

Note 5 – Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The pace of the economic recovery, performance of the housing market, unemployment levels, labor participation rate, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note – 5 Allowance for Loan Losses in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2015, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of April 1, 2015	$67,652	$17,665	$109,245	$20,186	$13,580	$228,328
Charge-offs	(4,976)	(888)	(6,903)	(809)	(5,858)	(19,434)
Recoveries	926	153	7,851	671	856	10,457
Provision/(provision credit) for loan losses	15,148	4,562	(24,736)	2,329	4,697	2,000

Balance as of June 30, 2015	78,750	21,492	85,457	22,377	13,275	221,351

Balance as of January 1, 2015	$67,011	$18,574	$113,011	$19,122	$14,730	$232,448
Charge-offs	(8,531)	(1,675)	(15,440)	(1,993)	(9,794)	(37,433)
Recoveries	2,879	844	12,575	1,289	1,749	19,336
Provision/(provision credit) for loan losses	17,391	3,749	(24,689)	3,959	6,590	7,000

Balance as of June 30, 2015	78,750	21,492	85,457	22,377	13,275	221,351

Allowance – individually evaluated for impairment	12,927	635	41,406	17,857	155	72,980
Allowance – collectively evaluated for impairment	65,646	18,743	43,558	4,520	13,120	145,587
Allowance – purchased credit-impaired loans	177	2,114	493	—	—	2,784
Loans, net of unearned as of June 30, 2015:
Individually evaluated for impairment	55,736	12,493	172,097	107,157	418	347,901
Collectively evaluated for impairment	9,771,780	1,365,846	4,695,754	380,522	345,118	16,559,020
Purchased credit-impaired loans	5,047	22,376	2,420	—	8	29,851

Total loans, net of unearned income	$9,832,563	$1,400,715	$4,870,271	$487,679	$345,544	$16,936,772

Balance as of April 1, 2016	$80,887	$25,626	$67,321	$18,754	$11,446	$204,034
Charge-offs	(7,869)	(51)	(6,582)	(349)	(3,445)	(18,296)
Recoveries	1,602	909	6,082	484	992	10,069
Provision/(provision credit) for loan losses	6,352	3,780	(7,740)	(1,289)	2,897	4,000

Balance as of June 30, 2016	80,972	30,264	59,081	17,600	11,890	199,807

Balance as of January 1, 2016	$73,637	$25,159	$80,614	$18,947	$11,885	$210,242
Charge-offs	(14,394)	(693)	(13,508)	(461)	(6,852)	(35,908)
Recoveries	2,382	1,131	11,817	1,263	1,880	18,473
Provision/(provision credit) for loan losses	19,347	4,667	(19,842)	(2,149)	4,977	7,000

Balance as of June 30, 2016	80,972	30,264	59,081	17,600	11,890	199,807

Allowance – individually evaluated for impairment	4,076	434	31,911	15,583	147	52,151
Allowance – collectively evaluated for impairment	76,786	29,449	26,834	2,017	11,743	146,829
Allowance – purchased credit-impaired loans	110	381	336	—	—	827
Loans, net of unearned as of June 30, 2016:
Individually evaluated for impairment	51,447	8,298	163,339	95,882	356	319,322
Collectively evaluated for impairment	11,117,452	1,951,306	4,475,856	343,132	360,275	18,248,021
Purchased credit-impaired loans	10,546	9,808	1,584	—	56	21,994

Total loans, net of unearned income	$11,179,445	$1,969,412	$4,640,779	$439,014	$360,687	$18,589,337

Note 6 – Intangible Assets

The following is a summary of goodwill and other intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

(Dollars in thousands)	Goodwill	Other Intangible Assets (a)
December 31, 2014	$145,932	$29,518
Amortization expense	—	(2,596)

June 30, 2015	$145,932	$26,922

December 31, 2015 (b)	$191,307	$26,215
Amortization expense	—	(2,599)

June 30, 2016	$191,307	$23,616

(a)	Represents customer lists, acquired contracts, core deposit intangibles, and covenants not to compete.
(b)	The increase in goodwill was related to the TAF acquisition in fourth quarter 2015.

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization is $72.3 million and $48.7 million, respectively on June 30, 2016. Estimated aggregate amortization expense is expected to be $2.6 million for the remainder of 2016, and $4.9 million, $4.7 million, $4.5 million, $1.7 million, and $1.6 million for the twelve-month periods of 2017, 2018, 2019, 2020, and 2021, respectively.

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of June 30, 2015 and 2016. The regional bank and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of and for the six months ended June 30, 2015 and 2016.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2014	$47,928	$98,004	$145,932

Additions	—	—	—
Impairments	—	—	—
Divestitures	—	—	—

June 30, 2015	$47,928	$98,004	$145,932

December 31, 2015 (a)	$93,303	$98,004	$191,307

Additions	—	—	—
Impairments	—	—	—
Divestitures	—	—	—

June 30, 2016	$93,303	$98,004	$191,307

(a)	The increase in goodwill was related to the TAF acquisition in fourth quarter 2015.

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
All other income and commissions:
ATM interchange fees	$2,879	$3,025	$5,837	$5,786
Electronic banking fees	1,381	1,459	2,778	2,887
Letter of credit fees	1,115	1,532	2,176	2,655
Deferred compensation (a)	795	(35)	1,124	998
Mortgage banking	598	376	1,871	1,960
Other	2,005	6,421	5,076	9,546

Total	$8,773	$12,778	$18,862	$23,832

All other expense:
Litigation and regulatory matters	$26,000	$—	$25,525	$162,500
Travel and entertainment	2,495	2,632	4,557	4,246
Customer relations	1,483	1,505	3,362	2,819
Employee training and dues	1,338	1,449	2,728	2,581
Supplies	930	880	1,956	1,807
Tax credit investments	831	549	1,537	944
Miscellaneous loan costs	565	734	1,282	1,095
Other	10,624	9,307	22,343	17,730

Total	$44,266	$17,056	$63,290	$193,722

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 – Components of Other Comprehensive Income/(loss)

The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three and six months ended June 30, 2016 and 2015:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post- retirement Plans	Total
Balance as of April 1, 2016	$42,554	$3,465	$(216,460)	$(170,441)
Net unrealized gains/(losses)	16,037	1,600	—	17,637
Amounts reclassified from AOCI	—	(374)	844	470

Other comprehensive income/(loss)	16,037	1,226	844	18,107

Balance as of June 30, 2016	$58,591	$4,691	$(215,616)	$(152,334)

Balance as of January 1, 2016	$3,394	$—	$(217,586)	$(214,192)
Net unrealized gains/(losses)	56,217	5,439	—	61,656
Amounts reclassified from AOCI	(1,020)	(748)	1,970	202

Other comprehensive income/(loss)	55,197	4,691	1,970	61,858

Balance as of June 30, 2016	$58,591	$4,691	$(215,616)	$(152,334)

(Dollars in thousands)
Balance as of April 1, 2015	$36,585	$—	$(205,744)	$(169,159)
Net unrealized gains/(losses)	(20,100)	—	—	(20,100)
Amounts reclassified from AOCI	—	—	1,011	1,011

Other comprehensive income/(loss)	(20,100)	—	1,011	(19,089)

Balance as of June 30, 2015	$16,485	$—	$(204,733)	$(188,248)

Balance as of January 1, 2015	$18,581	$—	$(206,827)	$(188,246)
Net unrealized gains/(losses)	(2,096)	—	—	(2,096)
Amounts reclassified from AOCI	—	—	2,094	2,094

Other comprehensive income/(loss)	(2,096)	—	2,094	(2)

Balance as of June 30, 2015	$16,485	$—	$(204,733)	$(188,248)

Note 8 – Components of Other Comprehensive Income/(loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
Details about AOCI	2016	2015	2016	2015	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$—	$—	$(1,654)	$—	Debt securities gains/(losses), net
Tax expense/(benefit)	—	—	634	—	Provision/(benefit) for income taxes

	—	—	(1,020)	—

Cash flow hedges:
Realized (gains)/losses on cash flow hedges	(607)	—	(1,213)	—	Interest and fees on loans
Tax expense/(benefit)	233	—	465	—	Provision/(benefit) for income taxes

	(374)	—	(748)	—

Pension and Postretirement Plans:
Amortization of prior service cost, transition asset/obligation, and net actuarial gain/(loss)	1,369	1,647	3,195	3,412	Employee compensation, incentives, and benefits
Tax expense/(benefit)	(525)	(636)	(1,225)	(1,318)	Provision/(benefit) for income taxes

	844	1,011	1,970	2,094

Total reclassification from AOCI	$470	$1,011	$202	$2,094

Note 9 – Earnings Per Share

The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Net income/(loss)	$60,940	$54,957	$113,153	$(17,448)
Net income attributable to noncontrolling interest	2,852	2,851	5,703	5,609

Net income/(loss) attributable to controlling interest	58,088	52,106	107,450	(23,057)
Preferred stock dividends	1,550	1,550	3,100	3,100

Net income/(loss) available to common shareholders	$56,538	$50,556	$104,350	$(26,157)

Weighted average common shares outstanding – basic	231,573	232,800	233,112	232,808
Effect of dilutive securities (a)	2,003	1,869	2,009	—

Weighted average common shares outstanding – diluted	233,576	234,669	235,121	232,808

Net income/(loss) per share available to common shareholders	$0.24	$0.22	$0.45	$(0.11)

Diluted income/(loss) per share available to common shareholders	$0.24	$0.22	$0.44	$(0.11)

(a)	For the six months ended June 30, 2015 all potential common shares were antidilutive due to the net loss available to common shareholders.

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in thousands)	2016	2015	2016	2015 (a)
Anti-dilutive stock options	3,842	3,597	3,804	7,763
Weighted average exercise price of anti-dilutive stock options	$22.68	$24.26	$23.06	$17.17
Anti-dilutive other equity awards	959	51	867	2,167

(a)	For the six months ended June 30, 2015 all potential common shares were antidilutive due to the net loss available to common shareholders.

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

FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2016, the aggregate amount of liabilities established for all loss contingency matters was $40.4 million. These liabilities are separate from those discussed under the heading “Repurchase and Foreclosure Liability” below.

In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2016, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $73 million.

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

Certain Matters Included in RPL Range

Debit Transaction Sequencing Litigation Matter. FTBNA is a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The case is styled as Hawkins v. First Tennessee Bank National Association, before the Circuit Court for Shelby County, Tennessee, Case No. CT-004085-11. The plaintiff seeks actual damages of at least $5 million, unspecified restitution of fees charged, and unspecified punitive damages, among other things. In July 2016 FHN and the plaintiff submitted a notice of

Note 10 – Contingencies and Other Disclosures (Continued)

proposed settlement to the court. That proposed settlement is subject to negotiation of a definitive settlement agreement and a court approval process involving several steps and significant remaining uncertainty. FHN’s estimate of RPL for this matter is subject to significant uncertainties regarding: whether the class contemplated by the proposed settlement will be certified by the court; whether outside parties will object or intervene in the approval process; and whether the court will determine the settlement to be fair.

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

FHN has additional potential exposures related to its former mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in loan repurchases or make-whole payments and could be included in the repurchase liability discussed below, but none are included in the material loss contingency liability mentioned above. None are included in the RPL range mentioned above. Additional information concerning such exposures is provided below in “Obligations from Legacy Mortgage Businesses.”

Material Gain Contingency Matter

In second quarter 2015 FHN reached an agreement with DOJ and HUD to settle potential claims related to FHN’s underwriting and origination of loans insured by FHA. Under that agreement FHN paid $212.5 million. FHN believes that certain insurance policies, having an aggregate policy limit of $75 million, provide coverage for FHN’s losses and related costs. The insurers have denied and/or reserved rights to deny coverage. FHN has brought suit against the insurers to enforce the policies under Tennessee law. In connection with this litigation the previously recognized expenses associated with the settled matter may be recouped in part. Under applicable financial accounting guidance FHN has determined that although material gain from this litigation is not probable, there is a reasonably possible (more than remote) chance of a material gain outcome for FHN. FHN cannot determine a probable outcome that may result from this matter because of the uncertainty of the potential outcomes of the legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; the ultimate effect of counterclaims asserted by the defendants; and incomplete discovery. Additional information concerning FHN’s former mortgage businesses is provided below in “Obligations from Legacy Mortgage Businesses.”

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

In 2007, market conditions deteriorated to the point where mortgage-backed securitizations no longer could be sold economically; FHN’s last securitization occurred that year. FHN continued selling mortgage loans to GSEs until August 31, 2008, when FHN sold its national mortgage origination and servicing platforms along with a portion of its servicing assets and obligations. FHN contracted to have its remaining servicing obligations sub-serviced. Since the platform sale FHN has sold substantially all remaining servicing assets and obligations.

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

While large portions of repurchase claims from the GSEs were settled with the DRAs, large-scale settlement with non-Agency claimants is not practical. Those claims are resolved case by case or, occasionally, with less-comprehensive settlements. In second quarter 2016, in the largest such settlement to date, FHN settled certain repurchase claims which reduced the repurchase and foreclosure liability to $68.1 million at June 30, 2016 and resulted in a reversal of certain prior provision expense. Repurchase claims that are not resolved by the parties could become litigation.

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

Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, and certain related exposures and has accrued for losses of $68.1 million and $117.2 million as of June 30, 2016 and 2015, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges to increase the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Government-Backed Mortgage Lending Programs

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At June 30, 2016, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described above.

Other FHN Mortgage Exposures

At June 30, 2016, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties to

Note 10 – Contingencies and Other Disclosures (Continued)

review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant in that suit and is not able to assess what, if any, exposure FHN may have as a result of it.

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

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase and make-whole claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated loans. At June 30, 2016, FHN had not accrued a liability for any litigation matter related to other whole loans sold; however, FHN’s repurchase and foreclosure liability considered certain known exposures from other whole loans sold.

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

Conversion of these shares into Class A shares of Visa and, with limited exceptions, transfer of these shares is restricted until the final resolution of the covered litigation. In conjunction with the prior sales of Visa Class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio is adjusted when Visa deposits funds into the escrow account to cover certain litigation. As of June 30, 2016 and 2015, the derivative liabilities were $6.8 million and $4.8 million, respectively.

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. The Settlement was vacated upon appeal in June 2016. Accordingly, the outcome of this matter remains uncertain. Additionally, other Covered Litigation matters are also pending judicial resolution, including new matters filed by class members who opted out of the Settlement. So long as any Covered Litigation matter remains pending, FHN’s ability to transfer its Visa holdings continues to be restricted.

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. As of June 30, 2016, the conversion ratio is 165 percent reflecting a Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this conversion ratio by an amount that is not determinable at present. Based on the closing price on June 30, 2016, assuming conversion into Class A shares at the current conversion ratio, FHN’s Visa holdings would have a value of approximately $136 million. Recognition of this value is dependent upon the final resolution of the remainder of Visa’s Covered Litigation matters without further reduction of the conversion ratio.

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

Note 11 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the benefit obligation. FHN did not make any contributions to the qualified pension plan in 2015 or in the first half of 2016. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN expects to contribute approximately $165 million to the qualified pension plan in third quarter 2016.

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

Savings plan. FHN provides all qualifying full-time employees with the opportunity to participate in the FHN tax qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, FHN provides a 100 percent match for the first 6 percent of salary deferred, with company matching contributions invested according to a participant’s current investment elections. Through a non-qualified savings restoration plan, FHN provides a restorative benefit to certain highly-compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.

Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants. FHN’s postretirement benefits include certain prescription drug benefits.

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$10	$10	$27	$38
Interest cost	7,882	9,020	317	360
Expected return on plan assets	(9,772)	(9,391)	(229)	(242)
Amortization of unrecognized:
Prior service cost/(credit)	50	83	42	(291)
Actuarial (gain)/loss	2,067	2,395	(232)	(244)

Net periodic benefit cost	$237	$2,117	$(75)	$(379)

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$20	$20	$55	$75
Interest cost	15,764	18,040	634	720
Expected return on plan assets	(19,545)	(18,783)	(458)	(483)
Amortization of unrecognized:
Prior service cost/(credit)	99	166	85	(582)
Actuarial (gain)/loss	4,135	4,791	(465)	(488)

Net periodic benefit cost	$473	$4,234	$(149)	$(758)

In 2016, FHN changed its methodology for the calculation of interest cost for its applicable employee benefit plans. Prior to 2016 FHN utilized a weighted average discount rate to determine interest cost, which is the same discount rate used to calculate the projected benefit obligation. Starting in 2016, FHN has adopted a spot rate approach which applies duration-specific rates from the

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

full yield curve to estimated future benefit payments for the determination of interest cost. This change in accounting estimate is expected to reduce annual interest cost across all plans by $5.8 million in 2016.

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

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments which could change historical segment results. Business segment revenue, expense, asset, and equity levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, to an extent they are subjective. Generally, all assignments and allocations have been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and assets for each segment for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Consolidated
Net interest income	$176,264	$166,640	$348,338	$323,506
Provision for loan losses	4,000	2,000	7,000	7,000
Noninterest income	145,514	130,301	279,819	259,990
Noninterest expense	226,822	218,394	453,749	594,615

Income/(loss) before income taxes	90,956	76,547	167,408	(18,119)
Provision/(benefit) for income taxes	30,016	21,590	54,255	(671)

Net income/(loss)	$60,940	$54,957	$113,153	$(17,448)

Average assets	$26,828,548	$25,411,578	$26,723,621	$25,526,120

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Business Segment Information (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Regional Banking
Net interest income	$178,321	$165,903	$350,634	$320,311
Provision/(provision credit) for loan losses	10,883	17,078	25,650	21,993
Noninterest income	61,275	65,983	120,551	126,179
Noninterest expense	164,315	143,960	309,666	279,437

Income/(loss) before income taxes	64,398	70,848	135,869	145,060
Provision/(benefit) for income taxes	22,455	25,086	47,881	51,582

Net income/(loss)	$41,943	$45,762	$87,988	$93,478

Average assets	$16,575,676	$15,021,991	$16,260,430	$14,626,026
Fixed Income
Net interest income	$3,147	$4,293	$5,813	$8,613
Noninterest income	78,083	56,002	145,205	117,566
Noninterest expense	62,881	51,253	121,549	105,992

Income/(loss) before income taxes	18,349	9,042	29,469	20,187
Provision/(benefit) for income taxes	6,755	3,154	10,630	7,298

Net income/(loss)	$11,594	$5,888	$18,839	$12,889

Average assets	$2,470,699	$2,417,317	$2,370,179	$2,432,194
Corporate
Net interest income/(expense)	$(15,850)	$(17,366)	$(30,214)	$(33,440)
Noninterest income	4,909	3,901	10,632	9,286
Noninterest expense	16,072	14,061	29,551	28,403

Income/(loss) before income taxes	(27,013)	(27,526)	(49,133)	(52,557)
Provision/(benefit) for income taxes	(12,840)	(15,991)	(24,094)	(27,694)

Net income/(loss)	$(14,173)	$(11,535)	$(25,039)	$(24,863)

Average assets	$5,833,122	$5,562,880	$6,097,578	$5,985,074
Non-Strategic
Net interest income	$10,646	$13,810	$22,105	$28,022
Provision/(provision credit) for loan losses	(6,883)	(15,078)	(18,650)	(14,993)
Noninterest income	1,247	4,415	3,431	6,959
Noninterest expense	(16,446)	9,120	(7,017)	180,783

Income/(loss) before income taxes	35,222	24,183	51,203	(130,809)
Provision/(benefit) for income taxes	13,646	9,341	19,838	(31,857)

Net income/(loss)	$21,576	$14,842	$31,365	$(98,952)

Average assets	$1,949,051	$2,409,390	$1,995,434	$2,482,826

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Variable Interest Entities

ASC 810 defines a VIE as a legal entity where (a) the equity investors, as a group, lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (b) the equity investors, as a group, lack either, (1) the power through voting rights, or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (2) the obligation to absorb the expected losses of the entity, or (3) the right to receive the expected residual returns of the entity, or (c) the entity is structured with non-substantive voting rights. A variable interest is a contractual ownership, or other interest, that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, a primary beneficiary is required to consolidate a VIE when it has a variable interest in a VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant.

Consolidated Variable Interest Entities

FHN holds variable interests in a proprietary HELOC securitization trust it established as a source of liquidity for consumer lending operations. Based on its restrictive nature, the trust is considered a VIE as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trust’s economic performance. The retention of MSR and a residual interest results in FHN potentially absorbing losses or receiving benefits that are significant to the trust. FHN is considered the primary beneficiary, as it is assumed to have the power, as Master Servicer, to most significantly impact the activities of the VIE. Consolidation of the trust results in the recognition of the trust proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of trust securities. Through first quarter 2016 the trust experienced a rapid amortization period and FHN was obligated to provide subordinated funding. During the period, cash payments from borrowers were accumulated to repay outstanding debt securities while FHN continued to make advances to borrowers when they drew on their lines of credit. FHN then transferred the newly generated receivables into the securitization trust. FHN is reimbursed for these advances only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies (which protect bondholders in the securitization) exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. Amounts funded from monoline insurance policies are considered restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trust, the creditors of the trust hold no recourse to the assets of FHN.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of June 30, 2016 and 2015:

	June 30, 2016		June 30, 2015
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$396	N/A	$1,382	N/A
Loans, net of unearned income	43,479	N/A	66,444	N/A
Less: Allowance for loan losses	453	N/A	214	N/A

Total net loans	43,026	N/A	66,230	N/A

Other assets	241	$71,923	184	$69,077

Total assets	$43,663	$71,923	$67,796	$69,077

Liabilities:
Term borrowings	$30,956	N/A	$55,679	N/A
Other liabilities	2	$53,000	3	$51,861

Total liabilities	$30,958	$53,000	$55,682	$51,861

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

FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were not significant for the three or six months ended June 30, 2016 and 2015. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2016 and 2015 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$2,330	$2,180	$4,628	$4,360
Low income housing tax credits	(2,534)	(2,363)	(5,057)	(4,726)
Other tax benefits related to qualifying LIHTC investments	(1,069)	(755)	(2,179)	(1,599)

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2016:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$64,807	$11,285	(a)
Other tax credit investments (b) (c)	20,370	—	Other assets
Small issuer trust preferred holdings (d)	333,341	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	49,603	64,571	(e)
Proprietary residential mortgage securitizations	19,548	—	(f)
Holdings of agency mortgage-backed securities (d)	4,385,552	—	(g)
Short positions in agency mortgage-backed securities (h)	N/A	1,563	Trading liabilities
Commercial loan troubled debt restructurings (i)	39,765	—	Loans, net of unearned income
Sale-leaseback transaction	11,827	—	(j)

(a)	Maximum loss exposure represents $53.5 million of current investments and $11.3 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $64.6 million classified as Term borrowings.
(f)	Includes $.3 million classified as MSR, $2.8 million classified as Trading securities, and $16.4 million of aggregate servicing advances.
(g)	Includes $.6 billion classified as Trading securities and $3.8 billion classified as Securities available-for-sale.
(h)	No exposure of loss due to the nature of FHN’s involvement.
(i)	Maximum loss exposure represents $39.7 million of current receivables and $.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2015:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$68,405	$11,976	(a)
Other tax credit investments (b) (c)	21,690	—	Other assets
Small issuer trust preferred holdings (d)	344,321	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	50,506	63,686	(e)
Proprietary trust preferred issuances (f)	N/A	206,186	Term borrowings
Proprietary and agency residential mortgage securitizations	24,664	—	(g)
Holdings of agency mortgage-backed securities (d)	3,929,684	—	(h)
Short positions in agency mortgage-backed securities (f)	N/A	1,486	Trading liabilities
Commercial loan troubled debt restructurings (i) (j)	36,047	—	Loans, net of unearned income

(a)	Maximum loss exposure represents $56.4 million of current investments and $12.0 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $63.7 million classified as Term borrowings.
(f)	No exposure of loss due to the nature of FHN’s involvement.
(g)	Includes $.6 million classified as MSR related to proprietary and agency residential mortgage securitizations and $4.9 million classified as Trading securities related to proprietary and agency residential mortgage securitizations. Aggregate servicing advances of $19.1 million are classified as Other assets.
(h)	Includes $473.8 million classified as Trading securities and $3.5 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $30.9 million of current receivables and $5.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On June 30, 2016 and 2015, respectively, FHN had $90.0 million and $80.6 million of cash receivables and $42.8 million and $41.1 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

Derivative Instruments. FHN enters into various derivative contracts both in a dealer capacity to facilitate customer transactions and as a risk management tool. Where contracts have been created for customers, FHN enters into upstream transactions with dealers to offset its risk exposure. Contracts with dealers that require central clearing are novated to a clearing agent who becomes FHN’s counterparty. Derivatives are also used as a risk management tool to hedge FHN’s exposure to changes in interest rates or other defined market risks.

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

Trading Activities

FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $69.3 million and $46.7 million for the three months ended June 30, 2016 and 2015, respectively, and $126.9 million and $100.2 million for the six months ended June 30, 2016 and 2015. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with fixed income trading activities as of June 30, 2016 and 2015:

	June 30, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,877,212	$95,612	$473
Offsetting Upstream Interest Rate Contracts	1,877,212	473	95,612
Option Contracts Purchased	10,000	13	—
Forwards and Futures Purchased	4,428,569	19,437	1,653
Forwards and Futures Sold	4,587,802	2,136	17,965

	June 30, 2015
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,640,844	$66,078	$3,285
Offsetting Upstream Interest Rate Contracts	1,640,844	3,285	66,078
Option Contracts Purchased	15,000	55	—
Forwards and Futures Purchased	2,297,489	2,773	2,174
Forwards and Futures Sold	2,531,248	2,526	2,614

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

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $12.9 million and $2.3 million in Derivative assets as of June 30, 2016 and 2015, respectively. There was an insignificant level of ineffectiveness related to this hedge.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $11.6 million in Derivative assets as of June 30, 2016. There was an insignificant level of ineffectiveness related to this hedge.

Prior to maturity in April 2016, FHN designated a derivative transaction in a hedging strategy to manage interest rate risk of certain term borrowings totaling $250.0 million. These swaps were accounted for as fair value hedges under the shortcut method. The balance sheet amount of this swap was $9.1 million in Derivative assets on June 30, 2015.

Prior to maturity in December 2015, FHN designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt. This derivative qualified for hedge accounting under ASC 815-20 using the long-haul method. FHN hedged the interest rate risk on this debt using a pay floating, receive fixed interest rate swap. The balance sheet amount of this swap was $4.5 million in Derivative assets as of June 30, 2015. There was no ineffectiveness related to this hedge.

Prior to redemption in third quarter 2015, FHN designated derivative transactions in hedging strategies to manage interest rate risk on subordinated debt related to its trust preferred securities. These qualified for hedge accounting under ASC 815-20 using the long-haul method. FHN hedged the interest rate risk of the subordinated debt totaling $200 million using a pay floating, receive fixed interest rate swap. The balance sheet amount of this swap was $5.1 million in Derivative liabilities as of June 30, 2015. There was no ineffectiveness related to this hedge. In third quarter 2015, FHN called its junior subordinated debt, which triggered a call of the trust preferred securities, and removed all associated hedges. The redemption resulted in a gain on extinguishment of debt of $5.8 million.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of and for the three and six months ended June 30, 2016 and 2015:

	Notional	Assets	Liabilities		Gains/(Losses)
(Dollars in thousands)					Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$906,197	$47,086	$115		$8,154		$20,713
Offsetting Upstream Interest Rate Contracts (a)	906,197	115	47,586		(8,154)		(20,713)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$900,000	$24,511	N/A		$6,660		$26,606
Hedged Items:
Term Borrowings (b)	N/A	N/A	$900,000	(c)	$(6,557	)(d)	$(26,211	)(d)

	Notional	Assets	Liabilities		Gains/(Losses)
(Dollars in thousands)					Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$744,167	$24,148	$409		$(6,158)	$(1,915)
Offsetting Upstream Interest Rate Contracts (a)	744,167	409	24,648		6,158	1,915
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,350,000	$15,954	$5,131		$(10,810)	$(9,840)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,350,000	(c)	$10,735 (d)	$9,812 (d)

(a)	Gains/losses included in the All other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

In first quarter 2016, FHN entered into a pay floating, receive fixed interest rate swap in a hedging strategy to manage its exposure to the variability in cash flows related to the interest payments for the following five years on $250 million principal of debt instruments, which primarily consist of held-to-maturity trust preferred loans that have variable interest payments based on LIBOR. This qualifies for hedge accounting as a cash flow hedge under ASC 815-20. Changes in the fair value of this derivative are recorded as a component of AOCI, to the extent that the hedge relationship is effective. Amounts are reclassified from AOCI to earnings as the hedged cash flows affect earnings. FTB measures ineffectiveness using the Hypothetical Derivative Method. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings.

Note 14 – Derivatives (Continued)

The following table summarizes FHN’s derivative activities associated with cash flow hedges as of and for the three and six months ended June 30, 2016.

	Notional	Assets	Liabilities	Gains/(Losses)
(Dollars in thousands)				Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$250,000	$7,606	N/A	$1,988	(a)	$7,606	(a)
Hedged Items:
Variability in Cash Flows Related to Trust Preferred Loans	N/A	250,000	N/A	N/A		N/A

(a)	Includes approximately $1.7 million expected to be reclassified into earnings in the next twelve months.

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

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of and for the three and six months ended June 30, 2016 and 2015:

	Notional	Assets		Liabilities	Gains/(Losses)
(Dollars in thousands)					Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$379	$66		$109
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(65	)(c)	$(106	)(c)

	Notional	Assets		Liabilities	Gains/(Losses)
(Dollars in thousands)					Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$640	$63		$104
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(62	)(c)	$(103	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2016 and 2015, the derivative liabilities associated with the sales of Visa Class B shares were $6.8 million and $4.8 million, respectively. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2016 and 2015, these loans were valued at

Note 14 – Derivatives (Continued)

$1.5 million and $3.5 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $95.0 million of assets and $81.3 million of liabilities on June 30, 2016, and $72.5 million of assets and $71.6 million of liabilities on June 30, 2015. As of June 30, 2016 and 2015, FHN had received collateral of $168.0 million and $144.2 million and posted collateral of $81.3 million and $71.9 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $94.6 million of assets and $30.7 million of liabilities on June 30, 2016, and $72.5 million of assets and $17.0 million of liabilities on June 30, 2015. As of June 30, 2016 and 2015, FHN had received collateral of $168.0 million and $144.2 million and posted collateral of $33.2 million and $23.3 million, respectively, in the normal course of business related to these contracts.

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

Note 14 – Derivatives (Continued)

The following table provides a detail of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of June 30:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
2016 (b)	$175,403	$—	$175,403	$(13,963)	$(141,426)	$20,014
2015 (b)	109,874	—	109,874	(15,750)	(93,656)	468

(a)	Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of June 30, 2016 and 2015, $21.6 million and $5.4 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2016 and 2015 are comprised entirely of interest rate derivative contracts.

The following table provides a detail of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of June 30:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
2016 (b)	$144,165	$—	$144,165	$(13,963)	$(67,682)	$62,520
2015 (b)	100,191	—	100,191	(15,750)	(68,775)	15,666

(a)	Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of June 30, 2016 and 2015, $26.5 million and $9.6 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2016 and 2015 are comprised entirely of interest rate derivative contracts.

Note 15 – Master Netting and Similar Agreements – Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions

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

The following table provides a detail of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of June 30:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
2016	$881,732	$—	$881,732	$(2,137)	$(870,795)	$8,800
2015	816,991	—	816,991	(3,605)	(805,178)	8,208

The following table provides a detail of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of June 30:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
2016	$451,129	$—	$451,129	$(2,137)	$(448,894)	$98
2015	311,760	—	311,760	(3,605)	(308,088)	67

Note 15 – Master Netting and Similar Agreements – Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following table provides a detail, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of June 30:

	June 30, 2016
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$28,218	$—	$—	$28,218
Government agency issued MBS	308,557	—	100,304	408,861
Government agency issued CMO	—	14,050	—	14,050

Total Securities sold under agreements to repurchase	$336,775	$14,050	$100,304	$451,129

	June 30, 2015
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$15,175	$—	$—	$15,175
Government agency issued MBS	93,697	—	—	93,697
Government agency issued CMO	190,438	12,450	—	202,888

Total Securities sold under agreements to repurchase	$299,310	$12,450	$—	$311,760

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities – fixed income:
U.S. treasuries	$—	$98,181	$—	$98,181
Government agency issued MBS	—	328,600	—	328,600
Government agency issued CMO	—	235,914	—	235,914
Other U.S. government agencies	—	110,354	—	110,354
States and municipalities	—	75,793	—	75,793
Trading loans	—	10,643	—	10,643
Corporate and other debt	—	295,322	5	295,327
Equity, mutual funds, and other	—	5,326	—	5,326

Total trading securities – fixed income	—	1,160,133	5	1,160,138

Trading securities – mortgage banking	—	—	2,821	2,821
Loans held-for-sale	—	—	25,738	25,738
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	1,946,222	—	1,946,222
Government agency issued CMO	—	1,874,816	—	1,874,816
States and municipalities	—	—	1,500	1,500
Equity, mutual funds, and other	25,055	—	—	25,055

Total securities available-for-sale	25,055	3,821,138	1,500	3,847,693

Other assets:
Mortgage servicing rights	—	—	1,406	1,406
Deferred compensation assets	31,221	—	—	31,221
Derivatives, forwards and futures	21,573	—	—	21,573
Derivatives, interest rate contracts	—	175,416	—	175,416

Total other assets	52,794	175,416	1,406	229,616

Total assets	$77,849	$5,156,687	$31,470	$5,266,006

Trading liabilities – fixed income:
U.S. treasuries	$—	$549,739	$—	$549,739
Government agency issued CMO	—	1,563	—	1,563
Other U.S. government agencies	—	25,095	—	25,095
States and municipalities	—	1,127	—	1,127
Corporate and other debt	—	212,016	—	212,016

Total trading liabilities – fixed income	—	789,540	—	789,540

Other liabilities:
Derivatives, forwards and futures	19,618	—	—	19,618
Derivatives, interest rate contracts	—	144,165	—	144,165
Derivatives, other	—	1	6,835	6,836

Total other liabilities	19,618	144,166	6,835	170,619

Total liabilities	$19,618	$933,706	$6,835	$960,159

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities – fixed income:
U.S. treasuries	$—	$109,998	$—	$109,998
Government agency issued MBS	—	327,082	—	327,082
Government agency issued CMO	—	146,675	—	146,675
Other U.S. government agencies	—	83,416	—	83,416
States and municipalities	—	64,597	—	64,597
Corporate and other debt	—	393,191	5	393,196
Equity, mutual funds, and other	—	3,602	—	3,602

Total trading securities – fixed income	—	1,128,561	5	1,128,566

Trading securities – mortgage banking	—	—	4,924	4,924
Loans held-for-sale	—	—	26,525	26,525
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	830,640	—	830,640
Government agency issued CMO	—	2,625,286	—	2,625,286
Other U.S. government agencies	—	—	1,560	1,560
States and municipalities	—	7,955	1,500	9,455
Equity, mutual funds, and other	25,825	—	—	25,825

Total securities available-for-sale	25,825	3,463,981	3,060	3,492,866

Other assets:
Mortgage servicing rights	—	—	2,158	2,158
Deferred compensation assets	27,341	—	—	27,341
Derivatives, forwards and futures	5,299	—	—	5,299
Derivatives, interest rate contracts	—	109,929	—	109,929
Derivatives, other	—	2	—	2

Total other assets	32,640	109,931	2,158	144,729

Total assets	$58,465	$4,702,473	$36,672	$4,797,610

Trading liabilities – fixed income:
U.S. treasuries	$—	$406,879	$—	$406,879
Government agency issued MBS	—	1,486	—	1,486
Other U.S. government agencies	—	25,036	—	25,036
Corporate and other debt	—	299,163	—	299,163

Total trading liabilities – fixed income	—	732,564	—	732,564

Other liabilities:
Derivatives, forwards and futures	4,788	—	—	4,788
Derivatives, interest rate contracts	—	100,191	—	100,191
Derivatives, other	—	26	4,810	4,836

Total other liabilities	4,788	100,217	4,810	109,815

Total liabilities	$4,788	$832,781	$4,810	$842,379

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2016 and 2015, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2016
(Dollars in thousands)	Trading securities		Loans held- for- sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on April 1, 2016	$3,057		$26,287		$1,500	$1,725	$(4,620)
Total net gains/(losses) included in:
Net income	55		429		—	31	(2,514)
Other comprehensive income /(loss)	—		—		—	—	—
Purchases	—		327		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	(205)	—
Settlements	(286)		(1,132)		—	(145)	299
Net transfers into/(out of) Level 3	—		(173	)(b)	—	—	—

Balance on June 30, 2016	$2,826		$25,738		$1,500	$1,406	$(6,835)

Net unrealized gains/(losses) included in net income	$(5	)(a)	$429	(a)	$—	$—	$(2,514	)(c)

	Three Months Ended June 30, 2015
(Dollars in thousands)	Trading securities		Loans held- for- sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on April 1, 2015	$5,326		$26,700		$3,191	$2,342	$(5,005)
Total net gains/(losses) included in:
Net income	69		248		—	—	(107)
Other comprehensive income /(loss)	—		—		(14)	—	—
Purchases	—		324		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	—	—
Settlements	(466)		(329)		(117)	(184)	302
Net transfers into/(out of) Level 3	—		(418	)(b)	—	—	—

Balance on June 30, 2015	$4,929		$26,525		$3,060	$2,158	$(4,810)

Net unrealized gains/(losses) included in net income	$69	(a)	$248	(a)	$—	$—	$(107	)(c)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of recurring loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2016 and 2015, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2016
(Dollars in thousands)	Trading securities		Loans held- for- sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on January 1, 2016	$4,377		$27,418		$1,500	$1,841	$(4,810)
Total net gains/(losses) included in:
Net income	202		771		—	31	(2,623)
Other comprehensive income / (loss)	—		—		—	—	—
Purchases	—		475		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	(205)	—
Settlements	(1,753)		(2,497)		—	(261)	598
Net transfers into/(out of) Level 3	—		(429	)(b)	—	—	—

Balance on June 30, 2016	$2,826		$25,738		$1,500	$1,406	$(6,835)

Net unrealized gains/(losses) included in net income	$79	(a)	$771	(a)	$—	$—	$(2,623	)(c)

	Six Months Ended June 30, 2015
(Dollars in thousands)	Trading securities		Loans held- for- sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on January 1, 2015	$5,642		$27,910		$3,307	$2,517	$(5,240)
Total net gains/(losses) included in:
Net income	239		1,390		—	—	(164)
Other comprehensive income /(loss)	—		—		(28)	—	—
Purchases	—		1,178		—	—	—
Issuances	—		—		—	—	—
Sales	—		—		—	—	—
Settlements	(952)		(2,819)		(219)	(359)	594
Net transfers into/(out of) Level 3	—		(1,134	)(b)	—	—	—

Balance on June 30, 2015	$4,929		$26,525		$3,060	$2,158	$(4,810)

Net unrealized gains/(losses) included in net income	$239	(a)	$1,390	(a)	$—	$—	$(164	)(c)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances reflect movements out of recurring loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at June 30, 2016 and 2015, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

	Carrying value at June 30, 2016				Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - first mortgages	$—	$—	$721	$721	$2	$7
Loans, net of unearned income (a)	—	—	35,314	35,314	353	(4,319)
Real estate acquired by foreclosure (b)	—	—	14,150	14,150	(314)	(850)
Other assets (c)	—	—	28,588	28,588	(831)	(1,537)

					$(790)	$(6,699)

	Carrying value at June 30, 2015				Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - first mortgages	$—	$—	$849	$849	$—	$38
Loans, net of unearned income (a)	—	—	38,913	38,913	(479)	(1,841)
Real estate acquired by foreclosure (b)	—	—	29,109	29,109	(1,284)	(1,660)
Other assets (c)	—	—	28,265	28,265	(549)	(944)

					$(2,312)	$(4,407)

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of June 30, 2016 and 2015:

(Dollars in Thousands)

Level 3 Class	Fair Value at June 30, 2016	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$2,821	Discounted cash flow	Prepayment speeds	38% - 47%

			Discount rate	28% - 68%

Loans held-for-sale - residential real estate	26,459	Discounted cash flow	Prepayment speeds - First mortgage	2% - 20%

			Prepayment speeds - HELOC	5% - 15%

			Foreclosure losses	47% - 58%

			Loss severity trends -First mortgage	5% - 70% of UPB

			Loss severity trends - HELOC	35% - 100% of UPB

			Draw rate - HELOC	5% - 12%

Derivative liabilities, other	6,835	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion

			Probability of resolution scenarios	10% - 30%

			Time until resolution	30 - 60 months

Loans, net of unearned income (a)	35,314	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal

		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value

			Financial Statements/Auction values adjustment	0% - 25% of reported value

Real estate acquired by foreclosure (b)	14,150	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal

Other assets (c)	28,588	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield

		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)

Level 3 Class	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$4,924	Discounted cash flow	Prepayment speeds	42% - 43%

			Discount rate	5% - 56%

Loans held-for-sale - residential real estate	27,374	Discounted cash flow	Prepayment speeds - First mortgage	2% - 20%

			Prepayment speeds - HELOC	5% - 15%

			Foreclosure Losses	50% - 60%

			Loss severity trends - First mortgage	10% - 70% of UPB

			Loss severity trends - HELOC	35% - 100% of UPB

			Draw Rate - HELOC	5% - 12%

Derivative liabilities, other	4,810	Discounted cash flow	Visa covered litigation resolution amount	$4.5 billion - $5.5 billion

			Probability of resolution scenarios	5% - 25%

			Time until resolution	6 - 42 months

Loans, net of unearned income (a)	38,913	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal

		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value

			Financial Statements/Auction Values adjustment	0% - 25% of reported value

Real estate acquired by foreclosure (b)	29,109	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal

Other assets (c)	28,265	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield

		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Derivative liabilities. In conjunction with the sales of portions of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN uses a discounted cash flow methodology in order to estimate the fair value of FHN’s derivative liabilities associated with its prior sales of Visa Class B shares. The methodology includes estimation of both the resolution amount for Visa’s Covered Litigation matters as well as the length of time until the resolution occurs. Significant increases (decreases) in either of these inputs in isolation would result in significantly higher (lower) fair value measurements for the derivative liabilities. Additionally, FHN performs a probability weighted multiple resolution scenario to calculate the estimated fair value of these derivative liabilities. Assignment of higher (lower) probabilities to the larger potential resolution scenarios would result in an increase (decrease) in the estimated fair value of the derivative liabilities. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures. The valuation inputs and process are discussed with senior and executive management when significant events affecting the estimate of fair value occur. Inputs are compared to information obtained from the public issuances and filings of Visa, Inc. as well as public information released by other participants in the applicable litigation matters.

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

	June 30, 2016
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$25,738	$39,202	$(13,464)
Nonaccrual loans	6,923	13,837	(6,914)
Loans 90 days or more past due and still accruing	136	214	(78)

	June 30, 2015
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$26,525	$40,577	$(14,052)
Nonaccrual loans	6,238	12,316	(6,078)
Loans 90 days or more past due and still accruing	1,622	2,056	(434)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$429	$248	$771	$1,390

For the three months ended June 30, 2016, and 2015, the amounts for residential real estate loans held-for-sale include gains of $.2 million and $.3 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. For the six months ended June 30, 2016, and 2015, the amounts for loans held-for-sale include gains of $.3 million and $.7 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Trading securities also include retained interests in prior securitizations that qualify as financial assets, which include interest-only strips and principal-only strips. Subordinated bonds were included in mortgage trading securities prior to payoff in first quarter 2016. FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of interest-only and principal-only strips. Subordinated bonds are bonds with junior priority and were valued using an internal model which included contractual terms, frequency and severity of loss (credit spreads), prepayment speeds of the underlying collateral, and the yield that a market participant would require.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of June 30, 2016 and 2015, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from our internal estimates of the intrinsic value of these assets.

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

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded loan commitments and stand by and other commitments as of June 30, 2016 and 2015.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	June 30, 2016
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$11,098,473	$—	$—	$11,003,089	$11,003,089
Commercial real estate	1,939,148	—	—	1,915,942	1,915,942
Consumer:
Consumer real estate	4,581,698	—	—	4,424,739	4,424,739
Permanent mortgage	421,414	—	—	391,879	391,879
Credit card & other	348,797	—	—	350,036	350,036

Total loans, net of unearned income and allowance for loan losses	18,389,530	—	—	18,085,685	18,085,685
Short-term financial assets:
Interest-bearing cash	321,743	321,743	—	—	321,743
Federal funds sold	40,570	—	40,570	—	40,570
Securities purchased under agreements to resell	881,732	—	881,732	—	881,732

Total short-term financial assets	1,244,045	321,743	922,302	—	1,244,045
Trading securities (a)	1,162,959	—	1,160,133	2,826	1,162,959
Loans held-for-sale	117,976	—	5,478	112,498	117,976
Securities available-for-sale (a) (b)	4,009,243	25,055	3,821,138	163,050	4,009,243
Securities held-to-maturity	14,333	—	—	15,101	15,101
Derivative assets (a)	196,989	21,573	175,416	—	196,989
Other assets:
Tax credit investments	90,053	—	—	83,506	83,506
Deferred compensation assets	31,221	31,221	—	—	31,221

Total other assets	121,274	31,221	—	83,506	114,727
Nonearning assets:
Cash & due from banks	283,648	283,648	—	—	283,648
Fixed income receivables	219,939	—	219,939	—	219,939
Accrued interest receivable	55,746	—	55,746	—	55,746

Total nonearning assets	559,333	283,648	275,685	—	559,333

Total assets	$25,815,682	$683,240	$6,360,152	$18,462,666	$25,506,058

Liabilities:
Deposits:
Defined maturity	$1,264,635	$—	$1,274,663	$—	$1,274,663
Undefined maturity	19,365,542	—	19,365,542	—	19,365,542

Total deposits	20,630,177	—	20,640,205	—	20,640,205
Trading liabilities (a)	789,540	—	789,540	—	789,540
Short-term financial liabilities:
Federal funds purchased	508,669	—	508,669	—	508,669
Securities sold under agreements to repurchase	451,129	—	451,129	—	451,129
Other short-term borrowings	543,033	—	543,033	—	543,033

Total short-term financial liabilities	1,502,831	—	1,502,831	—	1,502,831
Term borrowings:
Real estate investment trust-preferred	45,998	—	—	49,350	49,350
Term borrowings - new market tax credit investment	18,000	—	—	18,213	18,213
Borrowings secured by residential real estate	30,956	—	—	26,715	26,715
Other long term borrowings	981,989	—	955,542	—	955,542

Total term borrowings	1,076,943	—	955,542	94,278	1,049,820
Derivative liabilities (a)	170,619	19,618	144,166	6,835	170,619
Other noninterest-bearing liabilities:
Fixed income payables	90,400	—	90,400	—	90,400
Accrued interest payable	9,846	—	9,846	—	9,846

Total other noninterest-bearing liabilities	100,246	—	100,246	—	100,246

Total liabilities	$24,270,356	$19,618	$24,132,530	$101,113	$24,253,261

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	June 30, 2015
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$9,753,813	$—	$—	$9,716,906	$9,716,906
Commercial real estate	1,379,223	—	—	1,362,420	1,362,420
Consumer:
Consumer real estate	4,784,814	—	—	4,567,129	4,567,129
Permanent mortgage	465,302	—	—	434,145	434,145
Credit card & other	332,269	—	—	333,921	333,921

Total loans, net of unearned income and allowance for loan losses	16,715,421	—	—	16,414,521	16,414,521
Short-term financial assets:
Interest-bearing cash	344,944	344,944	—	—	344,944
Federal funds sold	77,039	—	77,039	—	77,039
Securities purchased under agreements to resell	816,991	—	816,991	—	816,991

Total short-term financial assets	1,238,974	344,944	894,030	—	1,238,974
Trading securities (a)	1,133,490	—	1,128,561	4,929	1,133,490
Loans held-for-sale (a)	127,196	—	—	127,196	127,196
Securities available-for-sale (a) (b)	3,648,860	25,825	3,463,981	159,054	3,648,860
Securities held-to-maturity	4,306	—	—	5,356	5,356
Derivative assets (a)	115,230	5,299	109,931	—	115,230
Other assets:
Tax credit investments	90,095	—	—	60,619	60,619
Deferred compensation assets	27,341	27,341	—	—	27,341

Total other assets	117,436	27,341	—	60,619	87,960
Nonearning assets:
Cash & due from banks	274,256	274,256	—	—	274,256
Fixed income receivables	91,069	—	91,069	—	91,069
Accrued interest receivable	57,346	—	57,346	—	57,346

Total nonearning assets	422,671	274,256	148,415	—	422,671

Total assets	$23,523,584	$677,665	$5,744,918	$16,771,675	$23,194,258

Liabilities:
Deposits:
Defined maturity	$1,169,153	$—	$1,173,899	$—	$1,173,899
Undefined maturity	17,505,320	—	17,505,320	—	17,505,320

Total deposits	18,674,473	—	18,679,219	—	18,679,219
Trading liabilities (a)	732,564	—	732,564	—	732,564
Short-term financial liabilities:
Federal funds purchased	556,862	—	556,862	—	556,862
Securities sold under agreements to repurchase	311,760	—	311,760	—	311,760
Other short-term borrowings	150,350	—	150,350	—	150,350

Total short-term financial liabilities	1,018,972	—	1,018,972	—	1,018,972
Term borrowings:
Real estate investment trust-preferred	45,930	—	—	49,350	49,350
Term borrowings - new market tax credit investment	18,000	—	—	17,983	17,983
Borrowings secured by residential real estate	55,679	—	—	48,051	48,051
Other long term borrowings	1,435,663	—	1,411,226	—	1,411,226

Total term borrowings	1,555,272	—	1,411,226	115,384	1,526,610
Derivative liabilities (a)	109,815	4,788	100,217	4,810	109,815
Other noninterest-bearing liabilities:
Fixed income payables	54,301	—	54,301	—	54,301
Accrued interest payable	16,382	—	16,382	—	16,382

Total other noninterest-bearing liabilities	70,683	—	70,683	—	70,683

Total liabilities	$22,161,779	$4,788	$22,012,881	$120,194	$22,137,863

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $65.8 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
(Dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Unfunded Commitments:
Loan commitments	$7,516,141	$7,507,315	$2,058	$2,761
Standby and other commitments	293,319	304,860	4,340	4,846

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of June 30, 2016, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

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

On October 2, 2015, FHN completed its acquisition of TrustAtlantic Financial Corporation (“TrustAtlantic Financial” or “TAF”), and its wholly owned bank subsidiary TrustAtlantic Bank (“TAB”), for an aggregate of 5.1 million shares of FHN common stock and $23.9 million in cash in a transaction valued at $96.7 million. The fair value of the acquired assets totaled $445.3 million, including $281.9 million in loans. FHN also assumed $344.1 million of TAB deposits.

FHN’s operating results include the operating results of the acquired assets and assumed liabilities of the acquired entity subsequent to the acquisition date. Refer to Note 2 – Acquisitions and Divestitures in this report and in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

In second quarter 2016, FTBNA signed an agreement with GE Capital to purchase approximately $.6 billion in restaurant franchise loans. The acquired loans will be combined with existing FTBNA relationships to establish a restaurant franchise finance specialty lending business. The transaction is expected to be immediately accretive to First Horizon’s earnings per share upon closing, which is expected to happen in third quarter 2016.

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

ADOPTION OF ACCOUNTING UPDATES

Effective January 1, 2016, FHN retroactively adopted the requirements of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. FHN previously classified debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition, consistent with prior requirements. The retrospective application of

ASU 2015-03 resulted in a decrease to Other assets and Term borrowings of $2.4 million at June 30, 2015 and $2.5 million at December 31, 2015 versus previously reported amounts. The adoption of ASU 2015-03 had no effect on FHN’s recognition of interest expense. All prior periods and associated narrative in this report have been revised to reflect this change. For additional information see Note 1 – Financial Information in this report.

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

FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the periods ended June  30, 2016, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

In second quarter 2016, FHN reported net income available to common shareholders of $56.5 million, or $.24 per diluted share, compared to net income of $50.6 million or $.22 per diluted share in second quarter 2015. Results improved in second quarter 2016 relative to the prior year due to an increase in revenue somewhat offset by higher noninterest expense and loan loss provisioning expense. For the six months ended June 30, 2016, FHN reported net income available to common shareholders of $104.4 million or $.44 per diluted share compared to a net loss of $26.2 million or $.11 loss per diluted share for the six months ended June 30, 2015. The improvement in results for the year-to-date period was the result of lower expenses in 2016, discussed below, coupled with an increase in revenue compared to the prior year.

Total revenue increased $24.8 million and $44.7 million, respectively, for the three and six months ended June 30, 2016 to $321.8 million and $628.2 million. The increase in revenue for both periods was primarily driven by higher fixed income product revenue and an increase in net interest income (“NII”).

Noninterest expense for the three months ended June 30, 2016 and 2015 was $226.8 million and $218.4 million, respectively. The expense increase in second quarter 2016 compared to second quarter 2015 was largely the result of an increase in accruals related to loss contingencies and litigation matters and higher Fixed Income variable compensation expense, somewhat offset by the favorable reversal of $31.4 million of mortgage repurchase and foreclosure provision expense as a result of the settlements of certain repurchase claims. Noninterest expense for the six months ended June 30, 2016 and 2015 was $453.7 million and $594.6 million, respectively. The decrease in expense for the year-to-date period was largely the result of a decline in litigation-related loss accruals associated with the 2015 DOJ/HUD settlement of potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans. This settlement resulted in a $162.5 million charge to litigation and regulatory matters in the prior year. Accruals related to loss contingencies and litigation matters were $25.5 million for the six months ended June 30, 2016. The mortgage repurchase provision expense reversal recognized in second quarter 2016 also favorably impacted expenses during the first half of 2016, but was somewhat offset by higher personnel expenses in the Fixed Income and Regional Banking segments and a $4.5 million net increase in impairment and lease abandonment charges related to branch closures.

On a consolidated basis, credit quality remained strong in 2016, with non-performing loans, net charge-offs and the allowance for loan losses all decreasing relative to the prior year; however, the pace of improvement slowed somewhat in second quarter 2016. Loan loss provision was $4.0 million in second quarter 2016 compared to $2.0 million in second quarter 2015. For the six months ended June 30, 2016 and 2015, the loan loss provision was $7.0 million in both periods.

Return on average common equity and return on average assets for second quarter 2016 were 10.04 percent and .91 percent, respectively, compared to 9.56 percent and .87 percent, respectively, in second quarter 2015. During the six months ended June 30, 2016, the return on average common equity and the return on average assets were positive 9.29 percent and positive .85 percent, respectively, compared to negative 2.43 percent and negative .14 percent, respectively, during the six months ended June 30, 2015. Common Equity Tier 1, Tier 1, and Total capital ratios were 10.05 percent, 11.28 percent, and 12.39 percent, respectively, in second quarter 2016 compared to 10.41 percent, 11.98 percent, and 14.00 percent, respectively in second quarter 2015. Average assets increased to $26.8 billion in second quarter 2016 from $25.4 billion in second quarter 2015. Average loans increased 6 percent and 7 percent to $17.8 billion and $17.6 billion, respectively, for the three and six months ended June 30, 2016 relative to the prior year. Average core deposits increased 9 percent for both the three and six months ended June 30, 2016, relative to the same periods in 2015 to $19.7 billion and $19.6 billion, respectively. Period-end and average Shareholders’ equity increased to $2.7 billion in second quarter 2016 from $2.5 billion in second quarter 2015.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment was $64.4 million during second quarter 2016 compared to $70.8 million in second quarter 2015. The decrease in pre-tax income was driven by an increase in expenses which more than offset higher revenue and a decline in loan loss provisioning. For the six months ended June 30, 2016, the regional bank’s pre-tax income was $135.9 million compared to $145.1 million for the six months ended June 30, 2015. The decrease in pre-tax income for the first half of 2016 was primarily driven by increases in both expenses and loan loss provisioning.

Total revenue increased 3 percent, or $7.7 million, to $239.6 million in second quarter 2016 from $231.9 million in second quarter 2015, driven by an increase in net interest income (“NII”). The increase in NII was primarily driven by higher average balances of commercial loans, but was somewhat offset by lower yielding commercial loans, a decrease in net interest income associated with payments received on non-performing loans recognized on a cash basis, and lower loan fees. Noninterest income was $61.3 million in second quarter 2016, compared to $66.0 million in second quarter 2015, largely driven by lower brokerage, management fees, and commission income from the Bank’s wealth management group and a decline in fees from deposit transactions and cash management activities. The decline in brokerage, management fees, and commission income was the result of market volatility and lower variable annuity sales as practices are adjusted to meet the standards of a changing regulatory environment. Additionally, a shift in product and fee structures caused a temporary decline in revenues but better met client needs and should result in revenue streams over the life of the product. The decrease in fees from deposit transactions and cash management activities was primarily due to lower non-sufficient funds (“NSF”)/overdraft fees in the current year as a result of changes in consumer behavior. Bankcard income increased in second quarter 2016, relative to the prior year, largely driven by a significant new relationship.

Provision expense decreased to $10.9 million in second quarter 2016 from $17.1 million in second quarter 2015. The provision during second quarter 2016 was driven by a number of factors including commercial loan growth and consideration of the economic environment. These factors were somewhat offset by the continued favorable impact of historically low net charge-offs and resulting effect on loss rates. The second quarter 2015 loan loss provision reflected losses resulting from borrower fraud.

Noninterest expense was $164.3 million in second quarter 2016 compared to $144.0 million in second quarter 2015. The expense increase was primarily driven by accruals related to loss contingencies and litigation matters that were recognized in second quarter 2016, as well as higher personnel expenses largely due to an increase in headcount related to the TAF acquisition. Increases in FDIC premiums also contributed to the higher expenses in second quarter 2016. These increases were partially offset by a decline in expenses associated with foreclosed real estate driven by smaller negative fair value marks recognized in second quarter 2016 relative to the prior year and gains on the sales of properties recognized in 2016. Additionally, a decline in allocated pension expense relative to second quarter 2015 due to a change in the discount rates used in the calculation of pension and postretirement interest costs offset a portion of the increase.

Total revenue increased 6 percent to $471.2 million for the six months ended June 30, 2016 from $446.5 million for the six months ended June 30, 2015, driven by an increase in NII. The factors that contributed to NII growth in second quarter 2016 also drove the increase in the year-to-date period. Noninterest income was $120.6 million and $126.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in noninterest income was primarily driven by the same factors affecting the quarterly noninterest income decline.

Provision expense for the six months ended June 30, 2016 increased to $25.7 million from $22.0 million for the six months ended June 30, 2015. The increase was primarily driven by loan growth, as well as a slower pace of improvement compared to the prior year.

Noninterest expense was $309.7 million and $279.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase in expense was largely attributable to the same drivers affecting the quarterly increase in expenses discussed above. Additionally, FHN recognized a $4.2 million net increase in impairment and lease abandonment charges related to branch closures during the first half of 2016; however, this was partially offset by a decline in contract employment expenses due in large part to the completion of a large operations efficiency project in 2015.

Fixed Income

Pre-tax income in the fixed income segment was $18.3 million in second quarter 2016 compared to $9.0 million during second quarter 2015. For the six months ended June 30, 2016, fixed income’s pre-tax income was $29.5 million compared to $20.2 million for the six months ended June 30, 2015. Fixed income product revenue increased 48 percent to $69.3 million in second quarter 2016 from $46.7 million in second quarter 2015, as average daily revenue (“ADR”) increased to $1.1 million in second quarter 2016 from $729 thousand in second quarter 2015. For the six months ended June 30, 2016, fixed income product revenue was $126.9 million, up from $100.2 million in the prior year. The increase in fixed income revenue in both periods reflects increased rate and market volatility, as well as the strength and expansion of the distribution platform. Other product revenue decreased to $8.8 million in second quarter 2016 from $9.3 million in second quarter 2015 primarily due to a decrease in fees from loan sales, partially offset by an increase in fees from portfolio advisory services. For the six months ended June 30, 2016 and 2015, other product revenue was $18.3 million and $17.4 million, respectively. The increase in the year-to-date period was primarily driven by increases in fees from portfolio advisory, derivative sales, and loan sales relative to the prior year. Noninterest expense was $62.9 million and $51.3 million in second quarter 2016 and 2015, respectively, and $121.5 million and $106.0 million for the six months ended June 30, 2016 and 2015, respectively. The expense increase in both periods was primarily related to higher variable compensation expenses connected with the increase in fixed income product revenue in 2016.

Corporate

The pre-tax loss for the corporate segment was $27.0 million and $27.5 million for the quarters ended June 30, 2016 and 2015, respectively, and was $49.1 million and $52.6 million for the six months ended June 30, 2016 and 2015, respectively.

Net interest expense decreased to $15.9 million in second quarter 2016 from $17.4 million in second quarter 2015 primarily due to a decrease in average term borrowings outstanding. Noninterest income (including securities gain/losses) was $4.9 million in second quarter 2016, up from $3.9 million in second quarter 2015. The increase in noninterest income was driven by an increase in deferred compensation income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense.

Noninterest expense increased to $16.1 million in second quarter 2016 from $14.0 million in second quarter 2015, primarily driven by $2.5 million of negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares recognized in 2016.

Net interest expense decreased to $30.2 million from $33.4 million for the year-to-date period ended June 30, 2016 driven by a decrease in average term borrowings outstanding and a larger AFS securities portfolio. Noninterest income (including securities gain/losses) was $10.6 million for the six months ended June 30, 2016, compared to $9.3 million for the six months ended June 30, 2015. The increase in noninterest income was driven by an increase in securities gains, which was primarily the result of a $1.7 million gain recognized in first quarter 2016 on an exchange of approximately $294 million of AFS debt securities.

Noninterest expense was $29.6 million for the six months ended June 30, 2016 compared to $28.4 million for the six months ended June 30, 2015.

Non-Strategic

The non-strategic segment had pre-tax income of $35.2 million in second quarter 2016 compared to $24.2 million in second quarter 2015. For the six months ended June 30, 2016, the non-strategic segment had pre-tax income of $51.2 million compared to a pre-tax loss of $130.8 million for the six months ended June 30, 2015. The improvement for the quarterly period was driven by a net expense reversal for second quarter 2016 which more than offset a decline in provision credit for loan losses and lower revenue. The improvement for the six months ended June 30, 2016 was also driven by a net expense reversal for the year-to-date period, coupled with an increase in the provision credit for loan losses, which more than offset the decrease in revenue.

Total revenue was $11.9 million and $18.2 million in second quarter 2016 and second quarter 2015, respectively. NII declined 23 percent to $10.6 million in second quarter 2016 from $13.8 million in second quarter 2015, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) decreased $3.2 million from $4.4 million in second quarter 2015 to $1.2 million in second quarter 2016. The decline in noninterest income was primarily attributable to a gain recognized in second quarter 2015 related to the sale of property.

The provision for loan losses within the non-strategic segment was a provision credit of $6.9 million in second quarter 2016 compared to a provision credit of $15.1 million in the prior year. Overall, the non-strategic segment continues to reflect declining balances, primarily within the consumer real estate portfolio, combined with stable performance within the legacy portfolio.

Noninterest expense was negative $16.4 million in second quarter 2016 compared to $9.1 million in second quarter 2015. The decrease in expense was driven by a $31.4 million reversal of mortgage repurchase and foreclosure provision as a result of the settlements of certain repurchase claims, somewhat offset by $4.0 million of accruals related to loss contingencies and litigation matters and higher legal expenses in second quarter 2016 compared to the prior year.

Total revenue was $25.5 million and $35.0 million for the six months ended June 30, 2016 and 2015, respectively, with NII declining 21 percent to $22.1 million for the 2016 year-to-date period from $28.0 million for the same period of 2015, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) decreased to $3.4 million for the first half of 2016 from $7.0 million. The decline in noninterest income was largely attributable to the gain recognized on the sale of property in second quarter 2015 previously mentioned.

The provision for loan losses within the non-strategic segment was a provision credit of $18.7 million for the six months ended June 30, 2016 compared to a provision credit of $15.0 million for the six months ended June 30, 2015. The increase in provision credit was largely driven by improved performance relative to a year ago.

Noninterest expense was negative $7.0 million in the first half of 2016 compared to $180.8 million in the first half of 2015. The decline in noninterest expense was primarily due to $162.5 million of loss accruals recognized in 2015 associated with the settlement reached with DOJ/HUD. Additionally, $31.4 million of mortgage repurchase and foreclosure expenses were reversed in 2016 due to the settlements previously mentioned. These were somewhat offset by $4.0 million of accruals related to loss contingencies and litigation matters and higher legal expenses recognized in second quarter 2016. Generally, most other expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Consolidated revenue was $321.8 million in second quarter 2016, an 8 percent increase from $296.9 million in second quarter 2015 largely driven by increases in fixed income product revenue and net interest income. Total expenses increased 4 percent to $226.8 million in second quarter 2016 from $218.4 million in second quarter 2015. The expense increase was primarily due to an increase in accrual s related to loss contingencies and litigation matters and higher personnel expenses, partially offset by an expense reversal related to the mortgage repurchase provision. For the six months ended June 30, 2016, total consolidated revenue was $628.2 million, up 8 percent from $583.5 million for the six months ended June 30, 2015, driven by increases in fixed income product revenue and net interest income. Total expenses for the six months ended June 30, 2016 decreased 24 percent to $453.7 million in the first half of 2016 from $594.6 million in the first half of 2015 primarily driven by a decline in accruals related to loss contingencies and litigation matters and the mortgage repurchase provision expense reversal in 2016 previously mentioned, somewhat offset by higher personnel expenses and an increase in impairment charges related to branch closures.

NET INTEREST INCOME

Net interest income increased 6 percent to $176.3 million in second quarter 2016 from $166.6 million in second quarter 2015. For the six months ended June 30, 2016, NII increased 8 percent to $348.3 million from $323.5 million. For the three and six months ended June 30, 2016, the increase in NII was the result of loan growth within the regional bank’s portfolios, the favorable impact of the December Fed rate increase, a decline in long-term funding costs, and a larger AFS securities portfolio. These increases were partially offset by the continued run-off of the non-strategic loan portfolios, a decrease in net interest income associated with payments received on non-performing loans recognized on a cash basis, lower loan fees, and lower average balances of trading inventory relative to second quarter 2015. Average earning assets were $24.6 billion and $23.2 billion in second quarters 2016 and 2015, respectively, and $24.5 billion and $23.4 billion for the six months ended June 30, 2016 and 2015, respectively. The increase in both periods relative to the prior year was primarily driven by loan growth within the regional bank, but was also impacted by a larger securities portfolio and an increase in securities purchased under agreements to resell. These increases were somewhat offset by continued run-off of the non-strategic loan portfolios and a decrease in average fixed income trading securities. For the year-to-date period a decline in average balances of excess cash held at the Fed also contributed to the decrease in average earning assets.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin remained flat in second quarter 2016 at 2.92 percent compared to second quarter 2015. The net interest spread was 2.79 percent in both periods, and the impact of free funding was 13 basis points in both periods. A decline in cash basis interest income and loan fees offset the positive impact from higher short-term interest rates during second quarter 2016, relative to the prior year. For the six months ended June 30, 2016, the net interest margin was 2.90 percent, up 7 basis points from 2.83 percent in the comparable period of 2015. The increase in NIM for the six month period of 2016 was driven by several factors including the December Fed rate increase, a decrease in average excess cash held at the Fed during the first half of 2016, and the favorable impact of a decline in long-term funding costs. A decrease in interest income associated with payments received on non-performing loans recognized on a cash basis relative to the first half of 2015, lower average balances of trading inventory, and run-off of the non-strategic loan portfolios negatively impacted NIM in first half of 2016.

Table 1- Net Interest Margin

	Three Months Ended June 30
	2016	2015
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.58%	3.60%
Consumer loans	4.08	3.94

Total loans, net of unearned income	3.74	3.71

Loans held-for-sale	4.17	4.17
Investment securities:
U.S. treasuries	0.98	0.98
U.S. government agencies	2.39	2.45
States and municipalities (a)	7.27	2.77
Corporate bonds	5.25	—
Other (b)	2.47	4.08

Total investment securities	2.41	2.53

Trading securities	2.64	2.73
Other earning assets:
Federal funds sold	1.11	1.00
Securities purchased under agreements to resell (c)	0.15	(0.13)
Interest bearing cash	0.48	0.23

Total other earning assets	0.28	0.03

Interest income / total earning assets	3.27%	3.27%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.21%	0.16%
Other interest-bearing deposits	0.19	0.09
Time deposits	0.61	0.68

Total interest-bearing core deposits	0.22	0.17
Certificates of deposit $100,000 and more	0.98	0.82
Federal funds purchased	0.51	0.25
Securities sold under agreements to repurchase	0.11	0.05
Fixed income trading liabilities	1.84	2.12
Other short-term borrowings	0.66	0.49
Term borrowings	2.60	2.47

Interest expense / total interest-bearing liabilities	0.48	0.48

Net interest spread	2.79%	2.79%
Effect of interest-free sources used to fund earning assets	0.13	0.13

Net interest margin (d)	2.92%	2.92%

(a)	Second quarter 2016 increase driven by payoff of lower-yielding municipal bonds in fourth quarter 2015.
(b)	Second quarter 2016 decrease driven by a decline in the dividend rate of FHN’s holdings of federal reserve bank stock.
(c)	Second quarter 2015 rate driven by negative market rates on reverse repurchase agreements.
(d)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is impacted by balance sheet factors such as interest-bearing cash levels, deposit balances, trading inventory, commercial loan volume, as well as loan fees, cash basis income, and changes in short term interest rates. FHN’s balance sheet is positioned to benefit primarily from a rise in short-term interest rates. During 2016, any benefit to NIM will depend on the extent of Fed interest rate increases, as well as levels of interest bearing cash and trading inventory balances.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $4.0 million in second quarter 2016 compared to $2.0 million in second quarter 2015. For the six months ended June 30, 2016 and 2015, the provision for loan losses was $7.0 million in both periods. In second quarter 2016 aggregate performance of the loan portfolio remained strong resulting in a decline in the allowance for loan losses of 10 percent (on a period-end basis). Although asset quality metrics were strong in both periods, improvement slowed in 2016 and the commercial loan growth partially offset the positive effect of improvement on the allowance. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to Asset Quality—Trend Analysis of Second Quarter 2016 Compared to Second Quarter 2015 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains/(losses)) was $145.5 million in second quarter 2016 and represented 45 percent of total revenue compared to $130.3 million in second quarter 2015 and 44 percent of total revenue. For the six months ended June 30, 2016, noninterest income was $279.8 million compared to $260.0 million for the six months ended June 30, 2015. Noninterest income represented 45 percent of total revenue in both year-to-date periods. The increase in noninterest income for both periods was primarily driven by higher fixed income sales revenue.

Fixed Income Noninterest Income

Fixed income noninterest income increased 39 percent in second quarter 2016 to $77.9 million from $56.2 million in second quarter 2015. For the six months ended June 30, 2016 and 2015, fixed income noninterest income was $144.9 million and $117.9 million, respectively, representing a 23 percent increase. Revenue from fixed income product revenue was up in both periods reflecting increased rate and market volatility, as well as the strength and expansion of the distribution platform. Revenue from other products was $8.6 million in second quarter 2016 compared to $9.6 million in second quarter 2015, largely driven by a decrease in fees from loan sales, but partially mitigated by an increase in fees from portfolio advisory services. During the six months ended June 30, 2016, revenue from other products increased to $18.0 million from $17.7 million for the six months ended June 30, 2015, largely driven by increases in fees from portfolio advisory, derivative sales, and loan sales. The following table summarizes FHN’s fixed income noninterest income for the three and six months ended June 30, 2016 and 2015.

Table 2 - Fixed Income Noninterest Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2016	2015		2016	2015
Noninterest income:
Fixed income	$69,279	$46,685	48%	$126,862	$100,195	27%
Other product revenue	8,634	9,556	(10)%	18,028	17,665	2%

Total fixed income noninterest income	$77,913	$56,241	39%	$144,890	$117,860	23%

Deposit Transactions and Cash Management

Fees from deposit transactions and cash management activities were $27.0 million and $53.8 million during the three and six months ended June 30, 2016 down from $28.4 million and $55.0 million for the three and six months ended June 30, 2015. The decrease in both periods was primarily driven by lower NSF fee income driven by changes in consumer behavior.

Brokerage, Management Fees and Commissions

Income from brokerage, management fees and commissions was $10.7 million in second quarter 2016, down 14 percent from $12.5 million in second quarter 2015. During the six months ended June 30, 2016 income from brokerage, management fees and commissions was $21.1 million, a 12 percent decline from $23.9 million for the six months ended June 30, 2015. The decline in income in both periods was primarily driven by a reduction in annuity income as a result of market volatility and lower variable annuity sales as practices are adjusted to meet the standards of a changing regulatory environment. The decline was also affected by a shift in product and fee structures, which caused a temporary decline in revenues but better met client needs and should result in revenue streams over the life of the product.

Bankcard Income

Bankcard income increased 11 percent and 7 percent to $6.6 million and $11.8 million for the three and six months ended June 30, 2016, respectively, from $5.9 million and $11.1 million for the three and six months ended June 30, 2015. The increase in bankcard income was primarily driven by a significant new relationship.

Securities Gains/Losses

Securities gains/losses for the three months ended June 30, 2016 and 2015, were not material. For the six months ended June 30, 2016, FHN recognized net securities gains of $1.7 million which was primarily the result of a $1.7 million gain on an exchange of approximately $294 million of AFS debt securities. Securities gains/losses for the six months ended June 30, 2015, were not material.

Other Noninterest Income

Other income includes revenues from ATM and interchange fees, electronic banking fees, mortgage banking, revenue related to deferred compensation plans (which are mirrored by changes in noninterest expense), gains/(losses) from the extinguishment of debt and various other fees.

All other income and commissions was $8.8 million in second quarter 2016 compared to $12.8 million in second quarter 2015 and was $18.9 million for the six months ended June 30, 2016 compared to $23.8 million for the six months ended June 30, 2015. During both the quarter and year-to-date period the decline was due in part to $2.9 million of gains on the sales of property recognized in the prior year. The following table provides detail regarding FHN’s other income.

Table 3 - Other Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Other income:
ATM interchange fees	$2,879	$3,025	$5,837	$5,786
Electronic banking fees	1,381	1,459	2,778	2,887
Letter of credit fees	1,115	1,532	2,176	2,655
Deferred compensation (a)	795	(35)	1,124	998
Mortgage banking	598	376	1,871	1,960
Other	2,005	6,421	5,076	9,546

Total	$8,773	$12,778	$18,862	$23,832

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Deferred compensation market value adjustments are mirrored by changes in deferred compensation expense which is included in employee compensation, incentives, and benefits expense.

NONINTEREST EXPENSE

Noninterest expense was $226.8 million in second quarter 2016 compared to $218.4 million in second quarter 2015. The increase in noninterest expense was primarily driven by accruals related to loss contingencies and litigation matters recognized in second quarter 2016 and higher personnel expenses, partially offset by the reversal of mortgage repurchase and foreclosure provision expense in second quarter 2016.

For the six months ended June 30, 2016, noninterest expense was $453.7 million compared to $594.6 million for the six months ended June 30, 2015. The decrease in noninterest expense for the year-to-date period was primarily the result of a reduction in accruals related to loss contingencies and litigation matters and, to a lesser extent, the mortgage repurchase and foreclosure provision expense reversal recognized in 2016 previously mentioned, somewhat offset by higher personnel expenses and an increase in other noninterest expense.

Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, increased 12 percent, or $15.4 million, to $143.4 million in second quarter 2016 from $128.0 million in second quarter 2015. For the six months ended June 30, 2016, personnel expense increased 8 percent, or $21.1 million, to $280.5 million. The increase in personnel expense for both the quarterly and year-to-date periods was primarily driven by an increase in variable compensation associated with higher fixed income product sales revenue within FHN’s fixed income operating segment. Additionally, a year-over-year increase in headcount related to the TAF acquisition and higher incentive expense associated with strategic hires and retention within the regional bank, also contributed to the increase in personnel expense in 2016. These increases were partially offset by a decline in pension expense relative to 2015 due to a change in the discount rates used in the calculation of pension and postretirement interest costs.

Repurchase and Foreclosure Provision

During second quarter 2016, FHN recognized a $31.4 million pre-tax expense reversal of mortgage repurchase and foreclosure provision as a result of the settlement of certain repurchase claims, which favorable impacted expenses for the quarter and year-to-date periods of 2016. The mortgage repurchase and foreclosure provision was $0 in 2015.

Foreclosed Real Estate

Foreclosed real estate expense declined $1.8 million and $1.9 million for the three and six months ended June 30, 2016 to a net expense credit of $.4 million and $.7 million, respectively. The decline in expenses was driven by smaller negative fair value marks recognized in second quarter 2016 relative to the prior year and gains on the sales of properties recognized in 2016.

Legal Fees

Legal fees increased to $5.9 million in second quarter 2016 from $4.5 million in second quarter 2015. For the year-to-date periods, legal expense was $10.8 million in 2016 compared to $8.1 million in 2015. Legal fees fluctuate quarterly based on the status and composition of cases.

Contract Employment and Outsourcing

Expenses associated with contract employment and outsourcing were $2.5 million in second quarter 2016, down from $3.3 million in second quarter 2015. For the six months ended June 30, 2016, contract employment and outsourcing expenses were $4.9 million, down from $7.9 million for the six months ended June 30, 2015. The decrease was attributable to a lower number of technology-related projects in 2016 relative to the prior year coupled with the completion of a large operations efficiency project in 2015.

Other Noninterest Expense

All other expenses were $44.3 million in second quarter 2016 compared to $17.1 million in second quarter 2015. The increase was largely due to $26.0 million of accruals related to loss contingencies and litigation matters and $2.5 million of negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares, both recognized in second quarter 2016. For the six months ended June 30, 2016, all other expenses were $63.3 million compared to $193.7 million for the six months ended June 30, 2015 and were primarily driven by a $137.0 million net decline in litigation-related loss accruals largely associated with the 2015 DOJ/HUD settlement previously mentioned. FHN recognized a $4.5 million net increase in fixed asset impairments and lease abandonment charges related to branch closures in the first half of 2016 from the prior year which offset a portion of the expense decline for the year-to-date periods of 2016 compared to 2015. Additionally, the negative Visa valuation adjustment previously mentioned resulted in higher expenses in 2016. The following table provides detail regarding FHN’s other expenses.

Table 4 - Other Expense

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Other expense:
Litigation and regulatory matters	$26,000	$—	$25,525	$162,500
Travel and entertainment	2,495	2,632	4,557	4,246
Customer relations	1,483	1,505	3,362	2,819
Employee training and dues	1,338	1,449	2,728	2,581
Supplies	930	880	1,956	1,807
Tax credit investments	831	549	1,537	944
Miscellaneous loan costs	565	734	1,282	1,095
Other	10,624	9,307	22,343	17,730

Total	$44,266	$17,056	$63,290	$193,722

Certain previously reported amounts have been reclassified to agree with current presentation.

INCOME TAXES

FHN recorded an income tax provision of $30.0 million in second quarter 2016 on $91.0 million of pre-tax income, compared to an income tax provision of $21.6 million in second quarter 2015 on $76.5 million of pre-tax income. For the six months ended June 30, 2016, FHN recorded an income tax provision of $54.3 million on pre-tax income of $167.4 million compared to an income tax benefit of $.7 million on a pre-tax loss of $18.1 million for the six months ended June 30, 2015. The effective tax rates for the quarters ended June 30, 2016 and 2015 were approximately 33 percent and 28 percent, respectively. For the six months ended June 30, 2016 and 2015 the effective tax rates were approximately 32 percent and 4 percent, respectively. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. The company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2016, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $318.2 million and $132.1 million, respectively, resulting in a net DTA of $186.1 million at June 30, 2016, compared with $260.6 million at June 30, 2015. The decline in the DTA in second quarter 2016, relative to second quarter 2015, was primarily driven by an increase in unrealized gains within the available-for-sale securities portfolio coupled with a decline in the mortgage repurchase and foreclosure reserve.

As of June 30, 2016, FHN had federal tax credit carryforwards which will expire in varying amounts between 2030 and 2035, state income tax net operating loss (“NOL”) carryforwards which will expire in varying amounts between 2016 and 2035, and federal capital loss carryforwards, which will expire in 2017. As of June 30, 2016 and 2015, FHN established a valuation allowance of $.3 million and $.1 million, respectively, against its state NOL carryforwards and $40.5 million and $41.9 million, respectively, against its federal capital loss carryforwards. FHN’s DTA after valuation allowance was $318.2 million and $346.8 million as of June 30, 2016 and 2015, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

STATEMENT OF CONDITION REVIEW

Total period-end assets were $27.5 billion on June 30, 2016, up 9 percent and 5 percent, respectively from $25.2 billion on June 30, 2015 and $26.2 billion on December 31, 2015. Average assets increased to $26.8 billion in second quarter 2016 from $25.4 billion in second quarter 2015 and $26.2 billion in fourth quarter 2015. The increase in average assets compared to second quarter 2015 is primarily attributable to increases in the loan portfolio, a larger investment securities portfolio, and an increase in securities purchased under agreements to resell, somewhat offset by a decline in trading securities. Generally, the same line items driving the year-over- year increase in average assets drove the increase in average assets compared to fourth quarter 2015; however, average interest bearing cash declined between second quarter 2016 and fourth quarter 2015.

EARNING ASSETS

Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased to $24.6 billion in second quarter 2016 from $23.2 billion a year earlier and $23.9 billion in fourth quarter 2015. A more detailed discussion of the major line items follows.

Loans

Period-end loans increased to $18.6 billion as of June 30, 2016 from $16.9 billion on June 30, 2015. Average loans for second quarter 2016 were $17.8 billion compared to $16.8 billion for second quarter 2015. The increase in average and period-end loan balances was primarily due to loan growth within the regional bank’s commercial portfolios and also loans added through the TAB acquisition in fourth quarter 2015, partially offset by run-off of portfolios within the non-strategic segment.

Table 5 - Average Loans

	Quarter Ended June 30, 2016		Quarter Ended June 30, 2015		Quarter Ended December 31, 2015		2Q16 changes vs
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
(Dollars in thousands)							2Q15	4Q15
Commercial:
Commercial, financial, and industrial	$10,451,954	59%	$9,675,107	58%	$9,720,115	57%	8%	8%
Commercial real estate	1,901,592	11	1,371,207	8	1,612,730	10	39%	18%

Total commercial	12,353,546	70	11,046,314	66	11,332,845	67	12%	9%

Consumer:
Consumer real estate (a)	4,662,172	26	4,893,285	29	4,798,067	28	(5)%	(3)%
Permanent mortgage	435,521	2	500,093	3	455,299	3	(13)%	(4)%
Credit card, OTC and other	360,874	2	350,247	2	356,948	2	3%	1%

Total consumer	5,458,567	30	5,743,625	34	5,610,314	33	(5)%	(3)%

Total loans, net of unearned income	$17,812,113	100%	$16,789,939	100%	$16,943,159	100%	6%	5%

(a)	Balances as of June 30, 2016 and 2015, and December 31, 2015, include $45.7 million, $69.2 million, and $56.0 million of restricted loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 85 percent and 88 percent of average commercial loans in second quarter 2016 and 2015, respectively. C&I loans increased 8 percent, or $.8 billion, from second quarter 2015 due to net loan growth within several of the regional bank’s portfolios including general commercial, business banking, and asset-based lending, as well as higher average balances of loans to mortgage companies. Commercial real estate loans increased 39 percent or $.5 billion to $1.9 billion in second quarter 2016 because of growth in expansion markets and with increased funding under these commitments. In addition, the fourth quarter 2015 TAB acquisition contributed to the increase.

Average consumer loans declined 5 percent, or $.3 billion, from a year ago to $5.5 billion in second quarter 2016. The consumer real estate portfolio (home equity lines and installment loans) declined $231.1 million, to $4.7 billion, as the continued wind-down of portfolios within the non-strategic segment outpaced a $238.5 million increase in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio declined $64.5 million to $435.5 million in second quarter 2016 driven by run-off of legacy assets. Credit Card and Other increased $10.6 million to $360.9 million in second quarter 2016.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities increased 10 percent from $3.7 billion on June 30, 2015 to $4.0 billion on June 30, 2016. Average investment securities were also $4.0 billion in second quarter 2016 and $3.7 billion in second quarter 2015, representing 16 percent of earning assets in both 2016 and 2015. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased government-guaranteed loans), student, small business, and home equity loans. The average balance of loans HFS decreased to $114.9 million in second quarter 2016 from $129.5 million in second quarter 2015. On June 30, 2016 and 2015, loans HFS were $118.0 million and $127.2 million, respectively. The lower balances of both average and period-end loans HFS was largely driven by a smaller mortgage warehouse, and to a lesser extent declines in home equity and student loans. An increase in small business loans partially offset a portion of the year-over-year decline on a period-end basis.

Other Earning Assets

Other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets increased $37.7 million from second quarter 2015 and averaged $2.7 billion in second quarter 2016. The increase was primarily driven by an increase in securities purchased under agreements to resell (“asset repos”), partially offset by a decrease in trading securities. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from repo transactions are used to fulfill trades. Fixed income’s trading inventory fluctuates daily based on customer demand. Other earning assets decreased $385.8 million from $3.0 billion in fourth quarter 2015 driven by a decline in interest-bearing cash as a result of increases in the loan and investment securities portfolios. Other earning assets was $2.4 billion on June 30, 2016 and 2015, respectively, and $2.2 billion on December 31, 2015. The increase in other earning assets on a period-end basis relative to December 31, 2015 was primarily due to increases in fixed income trading inventory levels and asset repos, somewhat offset by lower levels of interest-bearing cash on June 30, 2016. Interest-bearing cash was elevated at December 31, 2015 driven by an inflow of customer deposits.

Non-earning assets

Period-end non-earning assets increased to $2.4 billion on June 30, 2016 from $2.1 billion on June 30, 2015, primarily driven by increases in fixed income receivables and derivative assets, somewhat offset by a decrease in deferred tax assets.

Core Deposits

Average core deposits were $19.7 billion during second quarter 2016, up 9 percent from $18.1 billion during second quarter 2015. The increase in average core deposits was driven by several factors including an increase in commercial customer deposits, FHN’s decision to increase deposits in a third party network deposits sweep program, and the addition of deposits associated with the fourth quarter 2015 TAB acquisition. The third party deposits program is an FDIC-insured deposit sweep program where financial institutions can receive unsecured deposits for the long-term (several years) and in larger-dollar increments. Period-end core deposits were $20.1 billion on June 30, 2016, up 10 percent from $18.3 billion on June 30, 2015.

Short-Term Funds

Average short-term funds (certificates of deposit greater than $100,000, FFP, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) increased 13 percent to $2.6 billion in second quarter 2016 from $2.3 billion in second quarter 2015. The increase was primarily driven by increases in securities sold under agreements to repurchase, CDs greater than $100,000, and trading liabilities. Securities sold under agreements to repurchase increased from $339.9 million in second quarter 2015 to $490.4 million in second quarter 2016 as additional sources of wholesale funding were used to fund loan growth. CDs greater than $100,000 increased $139.7 million to $545.4 million in second quarter 2016 from second quarter 2015 due in large part to the TAB acquisition in fourth quarter 2015. Trading liabilities increased $115.5 million to $828.6 million in second quarter 2016 reflecting a higher level of on balance sheet hedging at FTN Financial. On average, short-term purchased funds accounted for 11 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in second quarter 2016 and 2015. Period-end short-term funds were $2.8 billion and $2.2 billion on June 30, 2016 and 2015, respectively. The increase in period-end balances was largely driven by an increase in FHLB borrowings as a result of increased loan demand, as well as the items affecting the average increases previously mentioned.

Term Borrowings

Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Period-end and average term borrowings were $1.1 billion in second quarter 2016 compared to $1.6 billion in second quarter 2015. The decrease in term borrowings primarily relates to $206 million of junior subordinated notes underlying $200 million of trust preferred debt that were called in third quarter 2015 and $250 million of FTBNA subordinated notes that matured in second quarter 2016.

Other Liabilities

Period-end other liabilities increased to $.8 billion on June 30, 2016 from $.7 billion on June 30, 2015, largely driven by an increase in derivative liabilities.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.7 billion in second quarter 2016 compared to $2.5 billion in second quarter 2015. Period-end equity increased $174.0 million from June 30, 2015 to $2.7 billion on June 30, 2016. The increase in period-end and average equity was primarily due to net income recognized since second quarter 2015 and $72.8 million of equity issued related to the TAF acquisition in October 2015. Additionally, an increase in unrealized gains associated with the AFS securities portfolio also increased period-end and average equity, but was somewhat offset by common and preferred dividends paid, share repurchases (discussed below), and an increase of net pension underfunding.

In January 2014, FHN’s board of directors approved a share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. In July 2015 and April 2016 the board increased and extended that program. The current program authorizes total purchases of up to $350 million and expires on January 31, 2018. During second quarter 2016, FHN repurchased $11.4 million of common shares under the program; during second quarter 2015, FHN did not repurchase any shares. Total purchases under this program through June 30, 2016 were $153.2 million.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 6 - Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2016	June 30, 2015	December 31, 2015
Shareholders’ equity	$2,396,493	$2,222,474	$2,344,155
FHN Non-cumulative perpetual preferred	(95,624)	(95,624)	(95,624)

Common equity	$2,300,869	$2,126,850	$2,248,531
Regulatory adjustments:
Goodwill and other intangibles	(168,032)	(122,100)	(165,661)
Net unrealized (gains)/losses on securities	(58,592)	(16,633)	(3,394)
Minimum pension liability	215,616	204,733	217,586
Net unrealized (gains)/losses on cash flow hedges	(4,691)	—	—
Disallowed deferred tax assets	(24,448)	(20,082)	(18,404)
Other	—	—	(78)

Common equity tier 1	$2,260,722	$2,172,768	$2,278,580
FHN Non-cumulative perpetual preferred	95,624	95,624	95,624
Qualifying noncontrolling interest - FTBNA preferred stock	252,134	252,926	260,794
Qualifying trust preferred (a)	—	50,000	—
Other deductions from tier 1	(69,604)	(70,706)	(62,857)

Tier 1 capital	$2,538,876	$2,500,612	$2,572,141
Tier 2 capital	249,682	421,970	264,574

Total regulatory capital	$2,788,558	$2,922,582	$2,836,715

	June 30, 2016		June 30, 2015		December 31, 2015
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	10.05%	$2,260,722	10.41%	$2,172,768	10.45%	$2,278,580
First Tennessee Bank National Association	10.14	2,235,042	12.00	2,429,076	10.81	2,284,646
Tier 1
First Horizon National Corporation	11.28	2,538,876	11.98	2,500,612	11.79	2,572,141
First Tennessee Bank National Association	11.20	2,468,567	13.18	2,669,374	11.95	2,525,912
Total
First Horizon National Corporation	12.39	2,788,558	14.00	2,922,582	13.01	2,836,715
First Tennessee Bank National Association	12.21	2,690,111	14.44	2,923,930	13.09	2,768,625
Tier 1 Leverage
First Horizon National Corporation	9.50	2,538,876	9.87	2,500,612	9.85	2,572,141
First Tennessee Bank National Association	9.55	2,468,567	10.96	2,669,374	10.06	2,525,912
Risk-Weighted Assets
First Horizon National Corporation		22,503,305		20,869,862		21,812,015
First Tennessee Bank National Association		22,034,391		20,248,884		21,143,459
Average Assets for Leverage
First Horizon National Corporation		26,715,209		25,347,048		26,109,449
First Tennessee Bank National Association		25,839,939		24,360,074		25,105,163

(a)	June 30, 2015 includes $50 million of trust preferred securities, which began phasing out of Tier 1 capital in 2015 under Basel III. In third quarter 2015 FHN redeemed its junior subordinated debt, which triggered the redemption of the trust preferred securities.

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

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. In second quarter 2016, for an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of June 30, 2016, FHN and FTBNA had sufficient capital to qualify as a well-capitalized institution. Regulatory capital ratios decreased in second quarter 2016 relative to second quarter 2015 and fourth quarter 2015 due primarily to increases in risk-weighted assets from growth in earning assets, share repurchases and the phased-in implementation of the Basel III regulations partially offset by the impact of net income less dividends. Additionally, Tier 1 and Total Capital ratios for FHN decreased relative to second quarter 2015 as a result of the redemption of the $200 million trust preferred securities. Throughout 2016, capital ratios are expected to remain significantly above well-capitalized standards.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during second quarter 2016:

Table 7 - Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2016
April 1 to April 30	50	$14.48	50	28,480
May 1 to May 31	130	$13.86	130	28,350
June 1 to June 30	*	$13.92	*	28,350

Total	180	$14.03	180

*	- amount less than 500 shares

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On June 30, 2016, the maximum number of shares that may be purchased under the program was 28.4 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2016.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2016
April 1 to April 30	5	$14.00	5	$208,088
May 1 to May 31	497	$13.72	497	$201,260
June 1 to June 30	328	$13.74	328	$196,756

Total	830	$13.73	830

(a)	Represents total costs including commissions paid.

Other Programs:

•	On January 22, 2014, FHN announced a $100 million share purchase authority with an expiration date of January 31, 2016. On July 21, 2015, FHN announced a $100 million increase in that authority along with an extension of the expiration date to January 31, 2017, and on April 26, 2016, FHN announced a $150 million increase and further extension to January 31, 2018. As of June 30, 2016, $153.2 million in purchases had been made under this authority at an average price per share of $12.77, $12.75 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY – TREND ANALYSIS OF SECOND QUARTER 2016 COMPARED TO SECOND QUARTER 2015

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Consumer loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (27 percent of total loans), the majority of which is in the consumer real estate portfolio (25 percent of total loans). Industry concentrations are discussed under the heading C&I below. Consolidated key asset quality metrics for each of these portfolios can be found in Table 15 – Asset Quality by Portfolio.

As economic and real estate conditions change, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 32. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2016, are consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $11.2 billion on June 30, 2016, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.

The following table provides the composition of the C&I portfolio by industry as of June 30, 2016 and 2015. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 8 – C&I Loan Portfolio by Industry

	June 30, 2016		June 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,261,847	20%	$2,090,227	21%
Loans to mortgage companies	2,227,171	20	1,799,665	18
Wholesale trade	813,484	7	796,378	8
Health care & social assistance	800,059	7	767,977	8
Real estate rental & leasing (a)	779,008	7	543,042	5
Manufacturing	704,702	6	674,493	7
Public administration	579,718	5	560,157	6
Transportation & warehousing	524,146	5	323,112	3
Other (education, arts, entertainment, etc) (b)	2,489,310	23	2,277,512	24

Total C&I loan portfolio	$11,179,445	100%	$9,832,563	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent for 2016.

Industry Concentrations

Significant loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 40 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on June 30, 2016, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component represents 20 percent of the C&I portfolio and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2016, asset-based lending to consumer finance companies represents approximately $1.0 billion of the finance and insurance component.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term (with possible triggers of early activation), have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of June 30, 2016, one TRUP relationship was on interest deferral compared to two as of June 30, 2015.

As of June 30, 2016, the unpaid principal balance (“UPB”) of trust preferred loans totaled $333.4 million ($207.1 million of bank TRUPS and $126.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $233.1 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPS of $25.5 million, total reserves (ALLL plus the LOCOM) for TRUPS and other bank-related loans were $26.5 million or 5 percent of outstanding UPB.

Loans to Mortgage Companies

The balances of loans to mortgage companies were 20 percent of the C&I portfolio as of June 30, 2016, as compared to 18 percent of the C&I portfolio in 2015, and include balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise.

C&I Asset Quality Trends

The C&I ALLL increased $2.2 million from June 30, 2015, to $81.0 million as of June 30, 2016. The net increase in reserves is largely driven by loan growth but was somewhat offset by the favorable impact of lower loss rates as net charge-offs remain at historical lows. Also, the allowance in second quarter 2015 included reserves associated with a TRUP loan that was on interest deferral which has since been resolved. The allowance as a percentage of period-end loans decreased to .72 percent as of June 30, 2016, from .80 percent as of June 30, 2015, mainly due to increases in the loan portfolio. Net charge-offs were $6.3 million in second quarter 2016 compared to $4.1 million in second quarter 2015. The increase in net charge-offs was within the regional banking segment as second quarter 2016 charge-offs were largely driven by a couple of larger credits. Nonperforming C&I loans decreased $13.1 million from June 30, 2015, to $30.5 million on June 30, 2016, primarily driven by the resolution of a TRUP loan that was on interest deferral within the nonstrategic segment combined with the second quarter 2016 resolution of a couple of larger credits within the regional bank. The nonperforming loan (“NPL”) ratio decreased 17 basis points from June 30, 2015, to .27 percent of C&I loans as of June 30, 2016. The 30+ delinquency ratio decreased 4 basis points from June 30, 2015, to .04 percent of C&I loans as of June 30, 2016.

The following table shows C&I asset quality trends by segment.

Table 9 – C&I Asset Quality Trends by Segment

	June 30, 2016
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Period-end loans	$10,758,888		$420,557		$11,179,445
Nonperforming loans	26,285		4,219		30,504

Allowance for loan losses as of April 1, 2016	79,471		1,416		80,887
Charge-offs	(7,688)		(181)		(7,869)
Recoveries	1,569		33		1,602
Provision/(provision credit) for loan losses	6,245		107		6,352

Allowance for loan losses as of June 30, 2016	79,597		1,375		80,972

Troubled debt restructurings	$31,577		$—		$31,577

30+ Delinq. % (a)	0.04%		—%		0.04%
NPL %	0.24		1.00		0.27
Net charge-offs % (qtr. annualized)	0.25		0.14		0.24
Allowance / loans %	0.74		0.33		0.72
Allowance / charge-offs	3.23x		2.31	x	3.21	x

	June 30, 2015
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Period-end loans	$9,398,382		$434,181		$9,832,563
Nonperforming loans	30,231		13,342		43,573

Allowance for loan losses as of April 1, 2015	62,716		4,936		67,652
Charge-offs	(4,976)		—		(4,976)
Recoveries	889		37		926
Provision/(provision credit) for loan losses	14,779		369		15,148

Allowance for loan losses as of June 30, 2015	73,408		5,342		78,750

Troubled debt restructurings	$22,606		$—		$22,606

30+ Delinq. % (a)	0.08%		0.02%		0.08%
NPL %	0.32		3.07		0.44
Net charge-offs % (qtr. annualized)	0.18		NM		0.17
Allowance / loans %	0.78		1.23		0.80
Allowance / charge-offs	4.48	x	NM		4.85	x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate

The CRE portfolio was $2.0 billion on June 30, 2016. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (28 percent), retail (25 percent), industrial (14 percent), office (13 percent), hospitality (13 percent), land/land development (2 percent), and other (5 percent).

The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes. Until the fourth quarter 2015 acquisition of TAB, the active residential CRE lending within the regional banking footprint was minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the most recent down cycle. FHN’s strategy with the recently acquired TAB portfolio is to continue to serve existing customers, but not materially grow overall exposure.

CRE Asset Quality Trends

The CRE portfolio had continued stable performance in second quarter 2016 with nonperforming loans down $4.0 million from a year ago. The allowance increased $8.8 million from second quarter 2015 to $30.3 million in second quarter 2016. The increase in allowance is primarily driven by loan growth as balances increased $568.7 million from a year ago, combined with consideration of the current economic environment. Allowance as a percentage of loans remained relatively flat compared to second quarter 2015 at 1.54 percent as of June 30, 2016. FHN recognized a net recovery of $.9 million in second quarter 2016 compared to net charge-offs of $.7 million in second quarter 2015. Nonperforming loans as a percentage of total CRE loans improved 44 basis points from second quarter 2015 to .40 percent as of June 30, 2016. Accruing delinquencies as a percentage of period-end loans improved 8 basis points from June 30, 2015, to .15 percent as of June 30, 2016. The following table shows commercial real estate asset quality trends by segment.

Table 10 – Commercial Real Estate Asset Quality Trends by Segment

	June 30, 2016
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Period-end loans	$1,969,412		$ NM	$1,969,412
Nonperforming loans	7,792		NM	7,792

Allowance for loan losses as of April 1, 2016	25,626		NM	25,626
Charge-offs	(51)		NM	(51)
Recoveries	909		NM	909
Provision/(provision credit) for loan losses	3,780		NM	3,780

Allowance for loan losses as of June 30, 2016	30,264		NM	30,264

Troubled debt restructurings	$8,136		$—	$8,136

30+ Delinq. % (a)	0.15%		NM	0.15%
NPL %	0.40		NM	0.40
Net charge-offs % (qtr. annualized)	NM		NM	NM
Allowance / loans %	1.54		NM	1.54
Allowance / charge-offs	NM		NM	NM

	June 30, 2015
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Period-end loans	$1,400,354		$361	$1,400,715
Nonperforming loans	11,746		—	11,746

Allowance for loan losses as of April 1, 2015	17,609		56	17,665
Charge-offs	(888)		—	(888)
Recoveries	147		6	153
Provision/(provision credit) for loan losses	4,597		(35)	4,562

Allowance for loan losses as of June 30, 2015	21,465		27	21,492

Troubled debt restructurings	$8,306		$—	$8,306

30+ Delinq. % (a)	0.23%		—%	0.23%
NPL %	0.84		—	0.84
Net charge-offs % (qtr. annualized)	0.22		NM	0.22
Allowance / loans %	1.53		7.36	1.53
Allowance / charge-offs	7.22	x	NM	7.29	x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

CONSUMER LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $4.6 billion on June 30, 2016, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of June 30, 2016, are in Tennessee (67 percent) and California (6 percent) with no other state representing more than 3 percent of the portfolio. As of June 30, 2016, approximately 66 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 749 and refreshed FICO scores averaged 745 as of June 30, 2016, as compared to 746 and 741, respectively, as of June 30, 2015. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

Home equity lines of credit (“HELOCs”) comprise $1.9 billion of the consumer real estate portfolio as of June 30, 2016. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of June 30, 2016, approximately 64 percent of FHN’s HELOCs are in the draw period, compared to 70 percent as of June 30, 2015. Based on when draw periods are scheduled to end per the line agreement, it is expected that $672.0 million, or 56 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are being contacted proactively early in the process. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11 – HELOC Draw To Repayment Schedule

	June 30, 2016		June 30, 2015
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$199,832	17%	$329,518	21%
13-24	223,903	18	269,846	17
25-36	103,759	9	240,316	15
37-48	66,949	6	119,295	8
49-60	77,565	6	78,499	5
>60	535,070	44	544,831	34

Total	$1,207,078	100%	$1,582,305	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in second quarter 2016 when compared with second quarter 2015. The ALLL decreased $26.4 million from second quarter 2015 to $59.1 million as of June 30, 2016, with 97 percent of the decline attributable to the non-strategic segment. The allowance as a percentage of loans was 1.27 percent as of June 30, 2016, compared to 1.75 percent as of June 30, 2015. The 48 basis point decline in the allowance as a percentage of loans from second quarter 2015 to second quarter 2016 is the result of continued run-off of the balances within the non-strategic portfolios, sustained levels of low net charge-offs, strong performance, and continued improvement/stabilization of property values. The balance of nonperforming loans was $107.0 million and $114.5 million as of June 30, 2016 and 2015, respectively, and the decrease was largely related to both improvement and run-off in the non-strategic segment of the portfolio. Loans delinquent 30 or more days and still accruing declined from $45.9 million as of June 30, 2015, to $37.2 million as of June 30, 2016. Net charge-offs were $.5 million in second quarter 2016 compared to a net recovery of $.9 million in second quarter 2015. The ratios of 30+ delinquency and NPLs as a percentage of loans within the nonstrategic segment have increased compared to second quarter 2015 as total loans are declining at a faster rate than delinquencies and nonperforming loans. The following table shows consumer real estate asset quality trends by segment.

Table 12 – Consumer Real Estate Asset Quality Trends by Segment

June 30, 2016
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Period-end loans	$3,577,246	$1,063,533	$4,640,779
Nonperforming loans	26,273	80,723	106,996

Allowance for loan losses as of April 1, 2016	26,602	40,719	67,321
Charge-offs	(1,487)	(5,095)	(6,582)
Recoveries	1,700	4,382	6,082
Provision/(provision credit) for loan losses	(2,537)	(5,203)	(7,740)

Allowance for loan losses as of June 30, 2016	24,278	34,803	59,081

Troubled debt restructurings	$50,637	$112,702	$163,339

30+ Delinq. % (a)	0.40%	2.16%	0.80%
NPL %	0.73	7.59	2.31
Net charge-offs % (qtr. annualized)	NM	0.26	0.04
Allowance / loans %	0.68	3.27	1.27
Allowance / charge-offs	NM	12.14	x	29.40	x

June 30, 2015
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Period-end loans	$3,412,626	$1,457,645	$4,870,271
Nonperforming loans	26,627	87,898	114,525

Allowance for loan losses as of April 1, 2015	32,574	76,671	109,245
Charge-offs	(1,819)	(5,084)	(6,903)
Recoveries	1,178	6,673	7,851
Provision/(provision credit) for loan losses	(6,881)	(17,855)	(24,736)

Allowance for loan losses as of June 30, 2015	25,052	60,405	85,457

Troubled debt restructurings	$53,950	$118,147	$172,097

30+ Delinq. % (a)	0.47%	2.06%	0.94%
NPL %	0.78	6.03	2.35
Net charge-offs % (qtr. annualized)	0.08	NM	NM
Allowance / loans %	0.73	4.14	1.75
Allowance / charge-offs	9.73	x	NM	NM

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage

The permanent mortgage portfolio was $.4 billion on June 30, 2016. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 24 percent of loan balances as of June 30, 2016, are in California, but the remainder of the portfolio is somewhat geographically diverse. Run-off contributed to a majority of the $48.7 million net decrease in permanent mortgage period-end balances from second quarter 2015 to second quarter 2016.

The ALLL decreased $4.8 million as of June 30, 2016, from $22.4 million as of June 30, 2015. TDR reserves comprise 89 percent of the ALLL for the permanent mortgage portfolio as of June 30, 2016. Accruing delinquencies as a percentage of total loans decreased from 2.26 percent in second quarter 2015 to 2.21 percent in second quarter 2016. Nonperforming loans declined $1.9 million to $30.6 million as of June 30, 2016, although NPLs as a percentage of loans increased from 6.66 percent as of June 30, 2015, to 6.97 percent as of June 30, 2016, as total permanent loans declined at a faster rate than the nonperforming loans. Annualized net charge-offs as a percentage of average loans were .11 percent in second quarter 2015, which cannot be compared meaningfully with the annualized net recoveries experienced in second quarter 2016. The following table shows permanent mortgage asset quality trends by segment.

Table 13 – Permanent Mortgage Asset Quality Trends by Segment

	June 30, 2016
(Dollars in thousands)	Regional Bank		Corporate (a)	Non-Strategic		Consolidated
Period-end loans	$46,229		$84,964	$307,821		$439,014
Nonperforming loans	404		896	29,280		30,580

Allowance for loan losses as of April 1, 2016	383		NM	18,371		18,754
Charge-offs	—		NM	(349)		(349)
Recoveries	—		NM	484		484
Provision/(provision credit) for loan losses	196		NM	(1,485)		(1,289)

Allowance for loan losses as of June 30, 2016	579		NM	17,021		17,600

Troubled debt restructurings	$1,015		$3,888	$90,979		$95,882

30+ Delinq. % (b)	0.90%		4.92%	1.66%		2.21%
NPL %	0.87		1.06	9.51		6.97
Net charge-offs % (qtr. annualized)	-		NM	NM		NM
Allowance / loans %	1.25		NM	5.53		4.01
Allowance / charge-offs	NM		NM	NM		NM

	June 30, 2015
(Dollars in thousands)	Regional Bank		Corporate (a)	Non-Strategic		Consolidated
Period-end loans	$9,729		$113,123	$364,827		$487,679
Nonperforming loans	489		3,079	28,905		32,473

Allowance for loan losses as of April 1, 2015	35		NM	20,151		20,186
Charge-offs	(265)		NM	(544)		(809)
Recoveries	253		NM	418		671
Provision/(provision credit) for loan losses	60		NM	2,269		2,329

Allowance for loan losses as of June 30, 2015	83		NM	22,294		22,377

Troubled debt restructurings	$964		$6,827	$99,366		$107,157

30+ Delinq. % (b)	4.44%		2.51%	2.12%		2.26%
NPL %	5.03		2.72	7.92		6.66
Net charge-offs % (qtr. annualized)	0.48		NM	0.14		0.11
Allowance / loans %	0.86		NM	6.11		4.59
Allowance / charge-offs	1.74	x	NM	44.22	x	40.53	x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	The valuation taken upon exercise of clean-up calls included expected losses.
(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other

The credit card and other portfolio was $.4 billion as of June 30, 2016, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance decreased to $11.9 million as of June 30, 2016, from $13.3 million as of June 30, 2015. In second quarter 2016, FHN recognized $2.5 million of net charge-offs in the credit card and other portfolio, compared to $5.0 million in second quarter 2015. The higher net charge-offs in second quarter 2015 were primarily driven by charge-offs in a sub segment of the credit card portfolio that were previously reserved for. Annualized net charge-offs as a percentage of average loans decreased 300 basis points from second quarter 2015 to 2.73 percent in second quarter 2016. Loans 30 days or more delinquent and accruing as a percentage of loans increased 10 basis points from second quarter 2015 to 1.19 percent in second quarter 2016. The following table shows credit card and other asset quality trends by segment.

Table 14 - Credit Card and Other Asset Quality Trends by Segment

	June 30, 2016
(Dollars in thousands)	Regional Bank		Non- Strategic		Consolidated
Period-end loans	$351,597		$9,090		$360,687
Nonperforming loans	—		725		725

Allowance for loan losses as of April 1, 2016	11,005		441		11,446
Charge-offs	(3,355)		(90)		(3,445)
Recoveries	929		63		992
Provision/(provision credit) for loan losses	3,054		(157)		2,897

Allowance for loan losses as of June 30, 2016	11,633		257		11,890

Troubled debt restructurings	$309		$47		$356

30+ Delinq. % (a)	1.20%		1.06%		1.19%
NPL %	—		7.98		0.20
Net charge-offs % (qtr. annualized)	2.77		1.15		2.73
Allowance / loans %	3.31		2.83		3.30
Allowance / charge-offs	1.19	x	2.41	x	1.21	x

	June 30, 2015
(Dollars in thousands)	Regional Bank		Non- Strategic		Consolidated
Period-end loans	$334,617		$10,927		$345,544
Nonperforming loans	—		749		749

Allowance for loan losses as of April 1, 2015	13,048		532		13,580
Charge-offs	(5,600)		(258)		(5,858)
Recoveries	764		92		856
Provision/(provision credit) for loan losses	4,523		174		4,697

Allowance for loan losses as of June 30, 2015	12,735		540		13,275

Troubled debt restructurings	$333		$85		$418

30+ Delinq. % (a)	1.09%		1.31%		1.09%
NPL %	—		6.86		0.22
Net charge-offs % (qtr. annualized)	5.72		5.97		5.73
Allowance / loans %	3.81		4.95		3.84
Allowance / charge-offs	0.66	x	0.81	x	0.66	x

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:

Table 15 - Asset Quality by Portfolio

	June 30
	2016		2015
Key Portfolio Details
C&I
Period-end loans ($ millions)	$11,179		$9,833
30+ Delinq. % (a)	0.04%		0.08%
NPL %	0.27		0.44
Charge-offs % (qtr. annualized)	0.24		0.17
Allowance / loans %	0.72%		0.80%
Allowance / charge-offs	3.21	x	4.85	x
Commercial Real Estate
Period-end loans ($ millions)	$1,969		$1,401
30+ Delinq. % (a)	0.15%		0.23%
NPL %	0.40		0.84
Charge-offs % (qtr. annualized)	NM		0.22
Allowance / loans %	1.54%		1.53%
Allowance / charge-offs	NM		7.29	x
Consumer Real Estate
Period-end loans ($ millions)	$4,641		$4,870
30+ Delinq. % (a)	0.80%		0.94%
NPL %	2.31		2.35
Charge-offs % (qtr. annualized)	0.04		NM
Allowance / loans %	1.27%		1.75%
Allowance / charge-offs	29.40	x	NM
Permanent Mortgage
Period-end loans ($ millions)	$439		$488
30+ Delinq. % (a)	2.21%		2.26%
NPL %	6.97		6.66
Charge-offs % (qtr. annualized)	NM		0.11
Allowance / loans %	4.01%		4.59%
Allowance / charge-offs	NM		40.53	x
Credit Card and Other
Period-end loans ($ millions)	$361		$346
30+ Delinq. % (a)	1.19%		1.09%
NPL %	0.20		0.22
Charge-offs % (qtr. annualized)	2.73		5.73
Allowance / loans %	3.30%		3.84%
Allowance / charge-offs	1.21	x	0.66	x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 10 percent from second quarter 2015 to $199.8 million on June 30, 2016. The ALLL as of June 30, 2016, reflects loan growth within the regional bank, strong asset quality with the consumer real estate portfolio continuing to stabilize, declining non-strategic balances, and the moderation of the pace of improvement from a year ago. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.07 percent on June 30, 2016, from 1.31 percent on June 30, 2015.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses increased to $4.0 million in second quarter 2016 from $2.0 million in second quarter 2015.

FHN expects asset quality trends to remain relatively stable for the near term if the slow growth of the economy continues. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible. The CRE portfolio metrics should be relatively consistent as FHN expects stable property values over the near term. The remaining non-

strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic may become skewed as the portfolio continues to shrink and the denominator of asset quality ratios becomes smaller. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs decreased $.8 million from second quarter 2015 to $8.2 million in second quarter 2016. The ALLL was 6.04 times annualized net charge-offs for second quarter 2016 compared with 6.15 times annualized net charge-offs for second quarter 2015. The annualized net charge-offs to average loans ratio declined by 2 basis points to .19 percent. Net charge-off levels remain at historical lows.

Commercial net charge-offs were $5.4 million in second quarter 2016 compared to $4.8 million in second quarter 2015. The net charge-offs in second quarter 2016 were primarily driven by a couple of larger C&I credits. Consolidated net charge-offs in the consumer portfolios declined 33 percent from second quarter 2015 to $2.8 million in second quarter 2016. The decline in consumer net charge-offs was largely driven by the credit card and other portfolio within the regional bank.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual status if it becomes probable that full collection of principal and interest will not be collected in accordance with contractual terms, impairment has been recognized as a partial charge-off of principal balance, or on a case-by-case basis, if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccruals are loans in which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and second liens, regardless of delinquency status, behind first liens that are 90 or more days past due or are TDRs. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”).

Total nonperforming assets (including NPLs HFS) decreased to $198.9 million on June 30, 2016, from $238.5 million on June 30, 2015. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to 1.03 percent in second quarter 2016 from 1.37 percent in second quarter 2015 due to a 51 percent decrease in foreclosed real estate (excluding foreclosed real estate from government insured mortgages) and a 13 percent decline in portfolio nonperforming loans from second quarter 2015 to second quarter 2016. Portfolio nonperforming loans declined $26.5 million from second quarter 2015 to $176.6 million on June 30, 2016. The decline in nonperforming loans was primarily driven by a decrease in C&I and consumer real estate nonperforming loans within the non-strategic segment as well as a decline in C&I and commercial real estate loans within the regional bank.

Nonperforming C&I loans decreased $13.1 million in 2016 from $43.6 million in 2015. This decrease was largely driven by the 2015 sale of an insurance TRUP that was on interest deferral. Commercial real estate NPLs decreased $4.0 million to $7.8 million in 2016 within the regional bank. Consumer nonperforming loans decreased $9.4 million from $147.7 million in 2015 to $138.3 million in 2016, primarily due to a $7.2 million decline in non-strategic consumer real estate.

The ratio of the ALLL to NPLs in the loan portfolio was 1.13 times in 2016 compared to 1.09 times in 2015, driven by lower nonperforming loans which was partially offset by a decrease in the ALLL. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.

Table 16 provides an activity rollforward of foreclosed real estate balances for June 30, 2016 and 2015. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $14.2 million as of June 30, 2016, from $29.1 million as of June 30, 2015, as FHN has executed sales of existing foreclosed assets and continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Additionally, property values have stabilized which also affect the balance of foreclosed real estate. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 16 – Rollforward of Foreclosed Real Estate

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance (a)	$17,460	$29,681	$24,977	$30,430
Valuation adjustments	(314)	(1,284)	(850)	(1,660)
New foreclosed property	2,814	4,831	3,546	8,293
Disposals:
Single transactions	(5,810)	(4,119)	(13,523)	(7,954)

Ending balance, June 30 (a)	$14,150	$29,109	$14,150	$29,109

(a)	Excludes foreclosed real estate related to government insured mortgages.

The following table provides consolidated asset quality information for the three months ended June 30, 2016 and 2015:

Table 17 – Asset Quality Information

	Three Months Ended June 30
(Dollars in thousands)	2016	2015
Allowance for loan losses:
Beginning balance on April 1	$204,034	$228,328
Provision for loan losses	4,000	2,000
Charge-offs	(18,296)	(19,434)
Recoveries	10,069	10,457

Ending balance on June 30	$199,807	$221,351

Reserve for remaining unfunded commitments	5,351	5,561
Total allowance for loan losses and reserve for unfunded commitments	$205,158	$226,912

	As of June 30
Nonperforming Assets by Segment	2016	2015
Regional Banking:
Nonperforming loans (a)	$60,754	$69,093
Foreclosed real estate (b)	7,031	19,230

Total Regional Banking	67,785	88,323

Non-Strategic:
Nonperforming loans (a)	114,947	130,894
Nonperforming loans held-for-sale after fair value adjustment (a)	8,195	6,372
Foreclosed real estate (b)	7,119	9,879

Total Non-Strategic	130,261	147,145

Corporate:
Nonperforming loans (a)	896	3,079

Total Corporate	896	3,079

Total nonperforming assets (a) (b)	$198,942	$238,547

(a)	Excludes loans that are 90 or more days past due and still accruing interest.
(b)	Excludes foreclosed real estate from government-insured mortgages.

Table 17 – Asset Quality Information (Continued)

	As of June 30
	2016		2015
Loans and commitments:
Total period-end loans, net of unearned income	$18,589,337		$16,936,772
Foreclosed real estate from government insured mortgages (foreclosures occurring prior to January 1, 2015)	5,903		11,159
Potential problem assets (a)	234,266		189,641
Loans 30 to 89 days past due	38,551		48,924
Loans 30 to 89 days past due – guaranteed portion (b)	209		7
Loans 90 days past due (c)	20,239		22,521
Loans 90 days past due – guaranteed portion (b) (c)	31		172
Loans held-for-sale 30 to 89 days past due	5,005		6,607
Loans held-for-sale 30 to 89 days past due – guaranteed portion (b)	4,968		5,925
Loans held-for-sale 90 days past due (c)	13,916		16,557
Loans held-for-sale 90 days past due – guaranteed portion (b) (c)	13,792		16,049
Remaining unfunded commitments	7,516,141		7,507,314
Average loans, net of unearned income	$17,812,113		$16,789,939

Allowance and net charge-off ratios
Allowance to total loans	1.07%		1.31%
Allowance to nonperforming loans in the loan portfolio	1.13	x	1.09	x
Allowance to annualized net charge-offs	6.04	x	6.15	x
Nonperforming assets to loans and foreclosed real estate (d)	1.03%		1.37%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	0.95%		1.20%
Total annualized net charge-offs to average loans (e)	0.19%		0.21%

(a)	Includes past due loans.
(b)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(c)	Amounts are not included in nonperforming/nonaccrual loans.
(d)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(e)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing decreased to $20.2 million on June 30, 2016, from $22.5 million on June 30, 2015. The decrease was driven primarily by the commercial and consumer real estate portfolios. Loans 30 to 89 days past due decreased to $38.6 million on June 30, 2016, from $48.9 million on June 30, 2015. The decrease was largely driven by the consumer real estate and C&I portfolios.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $234.3 million on June 30, 2016, $266.5 million on March 31, 2016, and $189.6 million on June 30, 2015. The 12 percent decrease in potential problem assets from first quarter 2016 to second quarter 2016 was due to a decrease in classified loans driven by the resolution of prior quarter C&I delinquencies. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

Troubled Debt Restructuring and Loan Modifications

As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a Troubled Debt Restructuring (“TDR”). Additionally, FHN structures loan modifications to amortize the debt within a reasonable period of time. See Note 4 – Loans for further discussion regarding TDRs and loan modifications.

On June 30, 2016 and 2015, FHN had $299.3 million and $310.6 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $51.2 million and $61.0 million, or 17 percent and 20 percent of TDR balances, as of June 30, 2016 and 2015, respectively. Additionally, FHN had $73.8 million and $80.8 million of HFS loans classified as TDRs as of June 30, 2016 and 2015, respectively. Total held-to-maturity TDRs decreased by $11.3 million with the majority of the decline attributable to permanent mortgage and consumer real estate loans partially offset by an increase in C&I.

The following table provides a summary of TDRs for the periods ended June 30, 2016 and 2015:

Table 18 – Troubled Debt Restructurings

(Dollars in thousands)	As of June 30, 2016	As of June 30, 2015
Held-to-maturity:
Permanent mortgage:
Current	$74,912	$82,926
Delinquent	2,139	3,700
Non-accrual (a)	18,831	20,531

Total permanent mortgage	95,882	107,157

Consumer real estate:
Current	97,045	106,872
Delinquent	3,534	3,532
Non-accrual (b)	62,760	61,693

Total consumer real estate	163,339	172,097

Credit card and other:
Current	343	407
Delinquent	13	11
Non-accrual	—	—

Total credit card and other	356	418

Commercial loans:
Current	26,238	21,061
Delinquent	597	—
Non-accrual	12,878	9,851

Total commercial loans	39,713	30,912

Total held-to-maturity	$299,290	$310,584

Held-for-sale:
Current	$53,054	$58,044
Delinquent	13,980	15,906
Non-accrual	6,777	6,834

Total held-for-sale	73,811	80,784

Total troubled debt restructurings	$373,101	$391,368

(a)	Balances as of June 30, 2016 and 2015, include $4.3 million and $6.4 million, respectively, of discharged bankruptcies.
(b)	Balances as of June 30, 2016 and 2015, include $15.4 million and $17.5 million, respectively, of discharged bankruptcies.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 19 – VaR and SVaR Measures

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016			As of June 30, 2016
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$767	$1,248	$446	$746	$1,411	$393	$846
SVaR	3,983	5,298	2,398	3,496	5,789	1,748	3,469
10-day
VaR	1,892	3,954	898	1,813	4,058	751	1,866
SVaR	12,826	17,987	8,026	11,326	17,987	3,263	10,376

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015			As of June 30, 2015
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$703	$1,050	$466	$670	$1,050	$388	$520
SVaR	3,092	4,510	1,717	3,380	5,356	1,717	2,192
10-day
VaR	2,128	3,452	1,155	1,923	3,452	806	1,155
SVaR	9,753	15,538	4,094	9,722	15,538	4,094	6,165

				Year Ended December 31, 2015			As of December 31, 2015
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$664	$1,174	$384	$498
SVaR				3,184	5,727	1,628	2,263
10-day
VaR				1,788	3,452	742	990
SVaR				10,122	16,677	4,094	4,645

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 20 – Schedule of Risks Included in VaR

	As of June 30 , 2016		As of June 30, 2015		As of December 31, 2015
(Dollars in Thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$744	$975	$508	$1,957	$451	$553
Credit spread risk	754	1,666	403	673	443	841

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

The remaining scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve assuming a static balance sheet. Based on the rate sensitivity position on June 30, 2016, net interest income exposure over the next 12 months to a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points is estimated to be a favorable variance of 1.5 percent, 2.9 percent, 5.3 percent, and 9.6 percent, respectively of base net interest income. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable variance in net interest income of 1.4 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable variance in net interest income of 1.7 percent of base net interest income. A rate shock of minus 25 basis points results in an unfavorable variance in net interest income of 2.0 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

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

In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB of $2.8 billion as of June 30, 2016, brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 90 percent in 2016 compared to 92 percent in 2015.

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

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2014, FTBNA issued $400 million of fixed rate senior notes due in December 2019. In October 2015, FHN issued $500 million of fixed rate senior notes due in December 2020. FHN also maintains $31.0 million of borrowings which are secured by residential real estate loans in a consolidated securitization trust.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of June 30, 2016, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $189.2 million as of June 30, 2016, consequently, FTBNA could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in first, second and third quarter 2016 in the amounts of $50 million, $120 million, and $40 million, respectively, and in the amount of $325 million in 2015. FTBNA declared and paid preferred dividends in first and second quarter 2016 and each quarter of 2015, with OCC approval as necessary. Additionally FTBNA declared preferred dividends in third quarter 2016, with OCC approval.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.07 per common share on July 1, 2016, and in July 2016 the Board approved a $.07 per common share cash dividend payable on October 3, 2016, to shareholders of record on September 9, 2016. FHN paid a cash dividend of $1,550.00 per preferred share on July 11, 2016, and in July 2016 the Board approved a $1,550.00 per preferred share cash dividend payable on October 11, 2016, to shareholders of record on September 23, 2016.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2016 and 2015. The level of cash and cash equivalents increased $174.9 million during the first half of 2016 compared to an increase of $96.9 million in the first half of 2015. During the six months ended June 30, 2016, cash provided by financing activities outpaced cash used by investing and operating activities, whereas during the six months ended June 30, 2015, cash provided by investing activities and operating activities exceeded cash used by financing activities.

Net cash used by operating activities was $21.3 million in 2016 compared to net cash provided of $111.1 million in 2015. Cash outflows in 2016 were primarily due to net fixed income trading activities of $148.7 million and net changes in operating assets and liabilities of $73.0 million. Operating cash flows in 2015 were favorably driven by cash-related net income items and a $185.7 million net increase in cash related to fixed income activities, somewhat offset by a net decline in operating assets and liabilities primarily attributable to the DOJ/HUD settlement payment in second quarter 2015.

Net cash used by investing activities was $640.7 million in 2016, compared to net cash provided of $480.5 million in 2015. Cash outflows in 2016 were primarily attributable to a $904.6 million increase in loans, but were partially offset by a $281.1 million decrease in interest-bearing cash. In 2015, cash inflows were primarily attributed to a $1.3 billion decrease in interest-bearing cash and $40.4 million of proceeds from the sale of properties, but were partially offset by loan growth in the regional bank and $100.1 million in net cash used in the available-for-sale securities portfolio.

Net cash provided by financing activities was $836.9 million in 2016 compared to net cash used of $494.7 million in 2015. In 2016, cash inflows were positively affected by a $663.2 million net increase in deposits and a $562.7 million increase in short-term borrowings, but were partially offset by $259.9 million in payments of long-term borrowings, which included the maturity of $250 million of subordinated notes. Additionally, share repurchases and dividend payments negatively affected financing cash flows in 2016. In 2015, cash was negatively affected by a $737.5 million decrease in short-term borrowings and $312.8 million in payments of long-term borrowings, which included the maturity of $304 million of subordinated notes. Additionally dividends and share repurchases negatively affected financing cash flows in 2015. These outflows were somewhat mitigated by a $605.9 million increase in deposits resulting from a new correspondent banking product which resulted in a shift in funding from short-term borrowings.

Other Contractual Obligations

Pension obligations are funded by FHN to provide current and future benefits to participants in FHN’s noncontributory, defined benefit pension plan. On December 31, 2015, the annual measurement date, pension obligations (representing the present value of estimated future benefit payments), including obligations of the unfunded plans, were $816.5 million with $638.2 million of assets (measured at current fair value) in the qualified plan’s trust to fund the qualified plan obligations. As of December 31, 2015, the projected benefit obligation and the accumulated benefit obligation for the qualified pension plan exceeded corresponding plan assets. FHN expects to contribute approximately $165 million to the qualified pension plan in third quarter 2016.

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

While large portions of repurchase claims from the GSEs were settled with the DRAs, large-scale settlement with non-Agency claimants is not practical. Those claims are resolved case by case or, occasionally, with less-comprehensive settlements. In second quarter 2016, in the largest such settlement to date, FHN settled certain repurchase claims which resulted in the reversal of $31.4 million of mortgage repurchase and foreclosure provision expense. Repurchase claims that are not resolved by the parties could become litigation.

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

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies. This includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although FHN conducted these businesses before 2005, GSE loans originated in 2005 through 2008 account for approximately 90 percent of all repurchase requests/make-whole claims received from the 2008 platform sale through June 30, 2016.

From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. The following table summarizes the loan composition of those securitizations:

Table 21 – Composition of Off-Balance Sheet First Horizon Proprietary Mortgage Securitizations

(Dollars in thousands)	Original UPB for active FH securitizations (a)	UPB as of June 30, 2016
Loan type:
Jumbo	$9,410,499	$1,288,303
Alt-A	17,270,431	3,174,272

Total FH proprietary securitizations	$26,680,930	$4,462,575

(a)	Original principal balances obtained from trustee statements.

Mortgage-Related Glossary

Agencies	the two GSEs and Ginnie Mae	GSEs	Fannie Mae and Freddie Mac

certificates	securities sold to investors representing interests in mortgage loan securitizations	HUD	Dept. of Housing and Urban Development

DOJ	U.S. Department of Justice	MI	private mortgage insurance, insuring against borrower payment default

DRA	definitive resolution agreement with a GSE	MSR	mortgage servicing rights

Fannie Mae, Fannie, FNMA	Federal National Mortgage Association	nonconforming loans	loans that did not conform to Agency program requirements

FH proprietary securitization	securitization of mortgages sponsored by FHN under its First Horizon brand	other whole loans sold	mortgage loans sold to private, non-Agency purchasers

FHA	Federal Housing Administration	2008 platform sale, platform sale, 2008 sale	FHN’s sale of its national mortgage origination and servicing platforms in 2008

FHFA	Federal Housing Financing Agency, conservator for the GSEs	pipeline	pipeline of mortgage repurchase, make-whole, & certain related claims against FHN

Freddie Mac, Freddie, FHLMC	Federal Home Loan Mortgage Corporation	VA	Veterans Administration

Ginnie Mae, Ginnie, GNMA	Government National Mortgage Association

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

For purposes of quantifying the amount of loans underlying the repurchase/make-whole claim or MI cancellation notice or curtailment, FHN uses the current UPB in all cases if the amount is available. If current UPB is unavailable, the original loan amount is substituted for the current UPB. When neither is available, the claim amount is used as an estimate of current UPB. Generally, the amount of a loan subject to a repurchase/make-whole claim, or with open MI issues, remains in the active pipeline throughout the resolution process with a claimant. On June 30, 2016, the active pipeline was $63.1 million.

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices and other requests for the three and six months ended June 30, 2016:

Table 22—Rollforward of the Active Pipeline

	April 1, 2016		Inflows		Resolutions		Settlement		Adjustments (c)		June 30, 2016
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	119	$23,049	9	$1,692	(18)	$(3,051)	(87)	$(17,286)	(1)	$(140)	22	$4,264
FHLMC (a)	9	1,499	—	—	(3)	(515)	(1)	(50)	1	140	6	1,074
GNMA	—	—	4	295	—	—	—	—	—	—	4	295
Non-Agency whole loan-related	126	19,335	—	—	(1)	(227)	—	—	—	—	125	19,108
MI Cancellations	20	4,379	6	871	(7)	(870)	(6)	(934)	1	(102)	14	3,344
MI Curtailments	566	93,276	10	1,821	(296)	(47,014)	(129)	(22,236)	4	491	155	26,338
Other requests (b)	190	28,441	11	1,116	(68)	(10,650)	(69)	(9,842)	(2)	(383)	62	8,682

Total	1,030	$169,979	40	$5,795	(393)	$(62,327)	(292)	$(50,348)	3	$6	388	$63,105

	January 1, 2016		Inflows		Resolutions		Settlement		Adjustments (c)		June 30, 2016
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	115	$22,465	33	$5,902	(38)	$(6,677)	(87)	$(17,286)	(1)	$(140)	22	$4,264
FHLMC (a)	10	1,699	4	720	(8)	(1,435)	(1)	(50)	1	140	6	1,074
GNMA	2	297	4	295	(2)	(297)	—	—	—	—	4	295
Non-Agency whole loan-related	131	19,971	4	835	(10)	(1,698)	—	—	—	—	125	19,108
MI Cancellations	23	5,214	18	3,232	(18)	(3,206)	(6)	(934)	(3)	(962)	14	3,344
MI Curtailments	535	89,805	65	10,465	(321)	(52,313)	(129)	(22,236)	5	617	155	26,338
Other requests (b)	190	27,881	18	2,367	(75)	(11,491)	(69)	(9,842)	(2)	(233)	62	8,682

Total	1,006	$167,332	146	$23,816	(472)	$(77,117)	(292)	$(50,348)	—	$(578)	388	$63,105

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices and other requests for the three and six months ended June 30, 2015:

	April 1, 2015		Inflows		Resolutions		Adjustments (c)		June 30, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	131	$25,497	22	$2,851	(38)	$(6,053)	—	$125	115	$22,420
FHLMC (a)	17	2,823	3	483	(4)	(514)	—	—	16	2,792
GNMA	2	69	2	395	—	—	—	—	4	464
Non-Agency whole loan-related	171	25,827	18	3,279	(10)	(2,215)	1	155	180	27,046
MI Cancellations	29	6,046	24	4,651	(27)	(5,085)	4	528	30	6,140
MI Curtailments	503	84,572	100	16,970	(14)	(2,074)	(9)	(1,300)	580	98,168
Other requests (b)	145	22,930	31	4,071	(43)	(6,526)	4	166	137	20,641

Total	998	$167,764	200	$32,700	(136)	$(22,467)	—	$(326)	1,062	$177,671

	January 1, 2015		Inflows		Resolutions		Adjustments (c)		June 30, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA(a)	142	$27,831	52	$6,808	(78)	$(12,195)	(1)	$(24)	115	$22,420
FHLMC(a)	19	3,310	10	2,023	(13)	(2,541)	—	—	16	2,792
GNMA	2	69	2	395	(1)	(123)	1	123	4	464
Non-Agency whole loan-related	171	25,827	19	3,434	(11)	(2,370)	1	155	180	27,046
MI Cancellations	28	6,004	43	7,638	(45)	(7,954)	4	452	30	6,140
MI Curtailments	594	101,063	152	26,687	(161)	(28,859)	(5)	(723)	580	98,168
Other requests (b)	65	10,825	129	18,887	(60)	(9,323)	3	252	137	20,641

Total	1,021	$174,929	407	$65,872	(369)	$(63,365)	3	$235	1,062	$177,671

(a)	Inflows represent amounts excluded from the DRAs.
(b)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers.
(c)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.

As of June 30, 2016, Agencies accounted for approximately 68 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. MI curtailment requests are intended only to cover the shortfall in MI insurance proceeds, therefore FHN’s loss from MI curtailments as a percentage of UPB in the pipeline generally is significantly lower than that of a repurchase or make-whole claim. Total repurchase and make-whole claims decreased $28.0 million to $24.7 million and total MI cancellation notices decreased $2.8 million to $3.3 million in second quarter 2016 relative to second quarter 2015. MI curtailment and other requests decreased $71.8 million and $12.0 million from second quarter 2015 to $26.3 million and $8.7 million, respectively, in second quarter 2016. At June 30, 2016, the active pipeline contained no loan repurchase or make-whole requests from the FH proprietary securitization trustee related to first lien mortgage loans based on claims related to breaches of representations and warranties.

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

Repurchase Accrual Approach

Repurchase/Make-whole and Damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs are included in FHN’s remaining repurchase liability as of June 30, 2016. Those remaining obligations primarily relate to future MI cancellations, loans included in bulk servicing sales effected prior to the DRAs, and other whole loans sold.

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

The following table provides a rollforward of the legacy mortgage repurchase liability during the three and six months ended June 30, 2016 and 2015:

Table 23 – Reserves for Repurchase and Foreclosure Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2016	2015	2016	2015
Legacy Mortgage
Beginning balance	$114,320	$116,374	$114,947	$119,404
Provision for repurchase and foreclosure losses (a)	(31,400)	—	(31,400)	—
Net realized gain/(losses)	(15,537)	180	(16,164)	(2,850)

Balance on June 30	$67,383	$116,554	$67,383	$116,554

(a)	In second quarter 2016, FHN settled certain repurchase claims which resulted in the reversal of $31.4 million of mortgage repurchase and foreclosure provision.

Government-Backed Mortgage Lending Programs

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At June 30, 2016, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described in Note 10 – Contingencies and Other Disclosures.

Other FHN Mortgage Exposures

At June 30, 2016, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against loan originators and loan servicers, including FHN, outside of the duties specified in the applicable trust documents; FHN is not a defendant in that suit and is not able to assess what, if any, exposure FHN may have as a result of it.

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

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase and make-whole claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated loans. At June 30, 2016, FHN had not accrued a liability for any litigation matter related to other whole loans sold; however, FHN’s repurchase and foreclosure liability included certain known exposures from other whole loans sold.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

During 2015 and the first half of 2016 the national economy generally exhibited modest growth. However, certain economic indicators have been mixed and the pace of recovery from the 2008-9 recession has been uneven and could regress. As uncertainties remain surrounding the national economy, the housing market, Fed monetary policy, the competitive landscape (including competition from non-traditional banks), the regulatory and political environment, U.S. government spending generally, and global economic and political situations, FHN may continue to be faced with challenges. Although management considers asset quality at FHN to be strong, external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, a downturn in the economic environment or disruptions in the housing market could affect borrower defaults and actions by MI companies which could result in elevated repurchase, make-whole, or other monetary requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in demands or litigation. See the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section within this MD&A, and Note 10 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

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

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations”, which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing”, which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” was issued in May 2016 to provide additional guidance for the implementation and application of ASU 2014-09. The effective date of these ASUs has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, and associated interim periods. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of these ASUs on its revenue recognition practices.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” which revises the measurement and recognition of credit losses for assets measured at amortized cost (e.g., held-to-maturity (“HTM”) loans and debt securities) and available-for-sale (“AFS”) debt securities. Under ASU 2016-13, for assets measured at amortized cost, the current expected credit loss (“CECL”) is measured as the difference between amortized cost and the net amount expected to be collected. This represents a departure from existing GAAP as the “incurred loss” methodology for recognizing credit losses delays recognition until it is probable a loss has been incurred. The measurement of current expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, current disclosures of credit quality indicators in relation to the amortized cost of financing receivables will be further disaggregated by year of origination. ASU 2016-13 leaves the methodology for measuring credit losses on AFS debt securities largely unchanged, with the maximum credit loss representing the difference between amortized cost and fair value. However, such credit losses will be recognized through an allowance for credit losses, which permits recovery of previously recognized credit losses if circumstances change.

ASU 2016-13 also revises the recognition of credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”). For PCD assets the initial allowance for credit losses is added to the purchase price. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for PCD assets. Interest income for PCD assets will be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. Currently, credit losses for purchased credit-impaired assets are included in the initial basis of the assets with subsequent declines in credit resulting in expense while subsequent improvements in credit are reflected as an increase in the future yield from the assets.

The provisions of ASU 2016-13 will be generally be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in the year of adoption. Prospective implementation is required for debt securities for which an other-than-temporary-impairment (“OTTI”) had been previously recognized. Amounts previously recognized in accumulated other comprehensive income (“AOCI”) as of the date of adoption that relate to improvements in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. A prospective transition approach will be used for existing PCD assets where upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses. Thus, an entity will not be required to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. An entity will accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date.

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018. FHN is evaluating the impact of ASU 2016-13 on its current accounting and disclosure practices. Since the CECL methodology encompasses a “life of loan” requirement for the recognition of credit losses, the estimated amount of such losses will be larger than the estimate of probable incurred losses under current standards. The extent of this difference will be dependent upon economic considerations and loan portfolio characteristics at the time of adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 101 of this report and the subsections entitled “Market Risk Management” beginning on page 101 and “Interest Rate Risk Management” beginning on page 103 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 47-52 of this report,

all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015, including in particular the section entitled “Risk Management” beginning on page 48 of that Report and the subsections entitled “Market Risk Management” beginning on page 49 and “Interest Rate Risk Management” appearing on pages 52-53 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 156-161 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 1A Risk Factors

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)	Table 7 captioned “Issuer Purchases of Common Stock,” including the explanatory notes included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 87 of this report, is incorporated herein by reference.

Items 3, 4, and 5

Not applicable

Item 6. Exhibits

(a)	Exhibits

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

Exhibit No.	Description

3.2	Bylaws of First Horizon National Corporation, as amended and restated effective July 25, 2016, incorporated herein by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated July 25, 2016.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at June 30, 2016 and 2015, and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Condensed Statements of Equity for the Six Months Ended June 30, 2016 and 2015; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: August 8, 2016	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

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

Exhibit No.	Description

3.2	Bylaws of First Horizon National Corporation, as amended and restated effective July 25, 2016, incorporated herein by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated July 25, 2016.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at June 30, 2016 and 2015, and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Condensed Statements of Equity for the Six Months Ended June 30, 2016 and 2015; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase