Form 10-Q
period 2016-09-30
FIRST HORIZON NATIONAL CORP
filed 2016-11-07
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2016
Common Stock, $.625 par value	233,234,592

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)
	September 30		December 31
(Dollars in thousands, except per share amounts)	2016	2015	2015
Assets:
Cash and due from banks	$327,639	$256,342	$300,811
Federal funds sold	27,097	64,438	114,479
Securities purchased under agreements to resell (Note 15)	802,815	793,098	615,773

Total cash and cash equivalents	1,157,551	1,113,878	1,031,063

Interest-bearing cash	219,834	596,689	602,836
Trading securities	1,320,535	1,229,180	881,450
Loans held-for-sale (a)	155,215	124,308	126,342
Securities available-for-sale (Note 3)	4,027,594	3,673,641	3,929,846
Securities held-to-maturity (Note 3)	14,340	4,313	14,320
Loans, net of unearned income (Note 4) (b)	19,555,787	16,725,492	17,686,502
Less: Allowance for loan losses (Note 5)	201,557	210,814	210,242

Total net loans	19,354,230	16,514,678	17,476,260

Goodwill (Note 6)	191,371	145,932	191,307
Other intangible assets, net (Note 6)	22,317	25,624	26,215
Fixed income receivables	91,997	83,547	63,660
Premises and equipment, net (September 30, 2016 includes $7.8 million classified as held-for-sale)	279,178	269,332	275,619
Real estate acquired by foreclosure (c)	18,945	35,332	33,063
Derivative assets (Note 14)	160,736	152,548	104,365
Other assets	1,435,379	1,417,071	1,436,291

Total assets	$28,449,222	$25,386,073	$26,192,637

Liabilities and equity:
Deposits:
Savings	$8,753,115	$7,554,338	$7,811,191
Time deposits	732,561	743,158	788,487
Other interest-bearing deposits	5,605,734	4,885,601	5,388,526
Certificates of deposit $100,000 and more	592,518	290,738	443,389

Interest-bearing	15,683,928	13,473,835	14,431,593
Noninterest-bearing	5,890,252	5,391,385	5,535,885

Total deposits	21,574,180	18,865,220	19,967,478

Federal funds purchased	538,284	520,992	464,166
Securities sold under agreements to repurchase (Note 15)	341,998	332,329	338,133
Trading liabilities	702,226	788,563	566,019
Other short-term borrowings	792,736	99,887	137,861
Term borrowings	1,065,651	1,339,940	1,312,677
Fixed income payables	68,897	95,346	23,072
Derivative liabilities (Note 14)	144,829	140,965	108,339
Other liabilities	475,839	622,586	635,306

Total liabilities	25,704,640	22,805,828	23,553,051

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on September 30, 2016, September 30, 2015, and December 31, 2015)	95,624	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 233,234,592 on September 30, 2016; 234,237,439 on September 30, 2015; and 238,586,637 on December 31, 2015)	145,772	146,398	149,117
Capital surplus	1,376,319	1,377,731	1,439,303
Undivided profits	992,264	841,737	874,303
Accumulated other comprehensive loss, net (Note 8)	(160,828)	(176,676)	(214,192)

Total First Horizon National Corporation Shareholders’ Equity	2,449,151	2,284,814	2,344,155

Noncontrolling interest	295,431	295,431	295,431

Total equity	2,744,582	2,580,245	2,639,586

Total liabilities and equity	$28,449,222	$25,386,073	$26,192,637

Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” See Note 1 - Financial Information for additional information.

See accompanying notes to consolidated condensed financial statements.

(a)	September 30, 2016 and 2015 and December 31, 2015 include $17.2 million, $21.7 million and $22.4 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.
(b)	September 30, 2016 and 2015 and December 31, 2015 include $30.3 million, $30.7 million and $29.7 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate properties in process of foreclosure.
(c)	September 30, 2016 and 2015 and December 31, 2015 include $9.7 million, $15.6 million and $14.6 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$174,039	$150,555	$495,516	$447,735
Interest on investment securities available-for-sale	23,655	23,233	72,082	69,355
Interest on investment securities held-to-maturity	197	66	592	198
Interest on loans held-for-sale	1,445	1,311	3,904	4,152
Interest on trading securities	6,793	8,056	22,564	26,108
Interest on other earning assets	843	466	3,354	1,237

Total interest income	206,972	183,687	598,012	548,785

Interest expense:

Interest on deposits:
Savings	4,939	2,785	13,275	9,062
Time deposits	1,117	1,230	3,377	3,986
Other interest-bearing deposits	2,592	1,118	7,422	3,179
Certificates of deposit $100,000 and more	1,379	756	3,916	2,468
Interest on trading liabilities	3,331	4,258	11,152	11,942
Interest on short-term borrowings	1,254	664	3,585	2,436
Interest on term borrowings	7,165	9,314	21,752	28,644

Total interest expense	21,777	20,125	64,479	61,717

Net interest income	185,195	163,562	533,533	487,068
Provision for loan losses	4,000	1,000	11,000	8,000

Net interest income after provision for loan losses	181,195	162,562	522,533	479,068

Noninterest income:
Fixed income	71,748	51,804	216,638	169,664
Deposit transactions and cash management	27,221	28,911	81,049	83,892
Brokerage, management fees and commissions	10,828	11,620	31,908	35,475
Trust services and investment management	6,885	6,590	20,674	20,704
Bankcard income	6,260	5,561	18,077	16,631
Bank-owned life insurance	3,997	4,135	11,129	10,988
Other service charges	3,004	2,968	8,713	8,859
Insurance commissions	1,262	608	2,301	1,858
Equity securities gains/(losses), net (Note 3)	(200)	(345)	(181)	(61)
Debt securities gains/(losses), net (Note 3)	—	—	1,654	—
All other income and commissions (Note 7)	17,540	13,251	36,402	37,083

Total noninterest income	148,545	125,103	428,364	385,093

Adjusted gross income after provision for loan losses	329,740	287,665	950,897	864,161

Noninterest expense:
Employee compensation, incentives, and benefits	145,103	116,219	425,624	375,633
Occupancy	12,722	13,282	38,062	37,264
Operations services	10,518	10,130	30,939	29,500
Computer software	10,400	11,010	33,213	33,292
Equipment rentals, depreciation, and maintenance	6,085	7,093	19,426	22,296
Advertising and public relations	6,065	4,832	15,519	13,914
FDIC premium expense	5,721	4,529	15,490	12,929
Professional fees	4,859	5,139	14,342	14,063
Legal fees	4,750	3,626	15,520	11,686
Communications and courier	3,883	4,054	10,672	11,731
Other insurance and taxes	2,625	3,283	8,952	10,067
Contract employment and outsourcing	2,443	3,414	7,365	11,335
Amortization of intangible assets	1,299	1,298	3,898	3,894
Foreclosed real estate	815	431	125	1,629
Repurchase and foreclosure provision	(218)	—	(31,618)	—
All other expense (Note 7)	16,488	27,096	79,778	220,818

Total noninterest expense	233,558	215,436	687,307	810,051

Income/(loss) before income taxes	96,182	72,229	263,590	54,110

Provision/(benefit) for income taxes	28,547	8,897	82,802	8,226

Net income/(loss)	$67,635	$63,332	$180,788	$45,884

Net income attributable to noncontrolling interest	2,883	2,977	8,586	8,586

Net income/(loss) attributable to controlling interest	$64,752	$60,355	$172,202	$37,298

Preferred stock dividends	1,550	1,550	4,650	4,650

Net income/(loss) available to common shareholders	$63,202	$58,805	$167,552	$32,648

Basic earnings/(loss) per share (Note 9)	$0.27	$0.25	$0.72	$0.14

Diluted earnings/(loss) per share (Note 9)	$0.27	$0.25	$0.71	$0.14

Weighted average common shares (Note 9)	231,856	233,111	232,690	232,910

Diluted average common shares (Note 9)	234,092	235,058	234,775	234,838

Cash dividends declared per common share	$0.07	$0.06	$0.21	$0.18

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	First Horizon National Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands) (Unaudited)	2016	2015	2016	2015
Net income/(loss)	$67,635	$63,332	$180,788	$45,884
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	(7,887)	15,427	47,310	13,331
Net unrealized gains/(losses) on cash flow hedges	(1,570)	—	3,121	—
Net unrealized gains/(losses) on pension and other postretirement plans	963	(3,855)	2,933	(1,761)

Other comprehensive income/(loss)	(8,494)	11,572	53,364	11,570

Comprehensive income/(loss)	59,141	74,904	234,152	57,454

Comprehensive income attributable to noncontrolling interest	2,883	2,977	8,586	8,586

Comprehensive income/(loss) attributable to controlling interest	$56,258	$71,927	$225,566	$48,868

Income tax expense/(benefit) of items included in Other comprehensive income/(loss):
Net unrealized gains/(losses) on securities available-for-sale	$(4,902)	$9,548	$29,402	$8,228
Net unrealized gains/(losses) on cash flow hedges	(975)	—	1,940	—
Net unrealized gains/(losses) on pension and other postretirement plans	598	(2,411)	1,823	(1,093)

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2016			2015
(Dollars in thousands except per share data) (Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,344,155	$295,431	$2,639,586	$2,286,159	$295,431	$2,581,590
Net income/(loss)	172,202	8,586	180,788	37,298	8,586	45,884
Other comprehensive income/(loss) (a)	53,364	—	53,364	11,570	—	11,570

Comprehensive income/(loss)	225,566	8,586	234,152	48,868	8,586	57,454

Cash dividends declared:
Preferred stock ($4,650 per share for the nine months ended September 30, 2016 and 2015, respectively)	(4,650)	—	(4,650)	(4,650)	—	(4,650)
Common stock ($.21 and $.18 per share for the nine months ended September 30, 2016 and 2015, respectively)	(49,578)	—	(49,578)	(42,496)	—	(42,496)
Common stock repurchased (b)	(96,801)	—	(96,801)	(20,052)	—	(20,052)
Common stock issued for:
Stock options and restricted stock - equity awards	18,710	—	18,710	6,577	—	6,577
Stock-based compensation expense	12,378	—	12,378	9,952	—	9,952
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(8,586)	(8,586)	—	(8,586)	(8,586)
Tax benefit/(benefit reversal) - stock based compensation expense	(629)	—	(629)	456	—	456

Balance, September 30	$2,449,151	$295,431	$2,744,582	$2,284,814	$295,431	$2,580,245

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2016 and 2015 include $93.5 million and $15.8 million, respectively, repurchased under share repurchase programs.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2016	2015
Operating Activities
Net income/(loss)	$180,788	$45,884
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision for loan losses	11,000	8,000
Provision/(benefit) for deferred income taxes	68,100	19,002
Depreciation and amortization of premises and equipment	24,032	27,187
Amortization of intangible assets	3,898	3,894
Net other amortization and accretion	19,536	11,774
Net (increase)/decrease in derivatives	1,330	(5,854)
Repurchase and foreclosure provision	(31,618)	—
Fair value adjustment to foreclosed real estate	1,561	2,366
Litigation and regulatory matters	25,285	10,943
Stock-based compensation expense	12,378	9,952
(Tax benefit)/benefit reversal - stock based compensation expense	629	(456)
Equity securities (gains)/losses, net	181	61
Debt securities (gains)/losses, net	(1,654)	—
Gain on extinguishment of debt	—	(5,794)
Net (gains)/losses on sale/disposal of fixed assets	2,519	(2,461)
Loans held-for-sale:
Purchases	(73,404)	(3,080)
Gross proceeds from settlements and sales	43,653	20,387
(Gain)/loss due to fair value adjustments and other	878	(330)
Qualified pension plan contribution	(165,000)	—
Net (increase)/decrease in:
Trading securities	(441,205)	(36,200)
Fixed income receivables	(28,337)	(41,059)
Interest receivable	(2,014)	1,345
Other assets	(69,855)	(88,908)
Net increase/(decrease) in:
Trading liabilities	136,207	194,249
Fixed income payables	45,825	77,189
Interest payable	505	1,363
Other liabilities	(24,795)	(36,823)

Total adjustments	(440,365)	166,747

Net cash provided/(used) by operating activities	(259,577)	212,631

Investing Activities
Available-for-sale securities:
Sales	1,543	284
Maturities	526,112	506,537
Purchases	(557,216)	(609,511)
Premises and equipment:
Sales	9,636	40,369
Purchases	(41,304)	(24,945)
Net (increase)/decrease in:
Loans (a)	(1,874,562)	(517,622)
Interests retained from securitizations classified as trading securities	2,120	1,411
Interest-bearing cash	383,002	1,025,278

Net cash provided/(used) by investing activities	(1,550,669)	421,801

Financing Activities
Common stock:
Stock options exercised	18,710	6,860
Cash dividends paid	(47,144)	(39,978)
Repurchase of shares (b)	(96,801)	(20,052)
Tax benefit/(benefit reversal) - stock based compensation expense	(629)	456
Cash dividends paid - preferred stock - noncontrolling interest	(8,523)	(8,555)
Cash dividends paid - Series A preferred stock	(4,650)	(4,650)
Term borrowings:
Issuance	100	—
Payments/maturities	(264,599)	(519,545)
Net increase/(decrease) in:
Deposits	1,607,412	796,781
Short-term borrowings	732,858	(803,276)

Net cash provided/(used) by financing activities	1,936,734	(591,959)

Net increase/(decrease) in cash and cash equivalents	126,488	42,473

Cash and cash equivalents at beginning of period	1,031,063	1,071,405

Cash and cash equivalents at end of period	$1,157,551	$1,113,878

Supplemental Disclosures
Total interest paid	$63,337	$59,609
Total taxes paid	11,580	14,896
Total taxes refunded	3,854	7,012
Transfer from loans to other real estate owned	7,291	9,772

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	2016 includes $537.4 million UPB of loans acquired from GE Capital.
(b)	2016 and 2015 include $93.5 million and $15.8 million, respectively, repurchased under share repurchase programs.

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

	As of September 30	As of December 31
(Dollars in thousands)	2015	2015	2014
Increase/(decrease) to previously reported Consolidated Statements of Condition amounts
Other assets	$(1,246)	$(2,499)	$(2,764)
Term Borrowings	(1,246)	(2,499)	(2,764)

Note 1 – Financial Information (Continued)

Accounting Changes Issued but Not Currently Effective

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations,” which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” was issued in May 2016 to provide additional guidance for the implementation and application of ASU 2014-09. The effective date of these ASUs has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, and associated interim periods. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of these ASUs on its revenue recognition practices.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires a lessee to recognize in its statement of condition a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 leaves lessor accounting largely unchanged from prior standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. All other leases must be classified as financing or operating leases which depends on the relationship of the lessee’s rights to the economic value of the leased asset. For finance leases, interest on the lease liability is recognized separately from amortization of the right-of-use asset in earnings, resulting in higher expense in the earlier portion of the lease term. For operating leases, a single lease cost is calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

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

Note 1 – Financial Information (Continued)

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

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage of Certain Prepaid Stored-Value Products,” which indicates that liabilities related to the sale of prepaid-stored value products are considered financial liabilities and should have a breakage estimate applied for estimated unused funds. ASU 2016-04 does not apply to stored-value products that can only be redeemed for cash, are subject to escheatment or are linked to a segregated bank account. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. FHN is evaluating the impact of ASU 2016-04 on its current accounting and disclosure practices.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires will be recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies will no longer be included within estimated proceeds when performing the treasury stock method for calculation of diluted earnings per share. Excess tax benefits will also be recognized at the time an award is exercised or vests compared to the current requirement to delay recognition until the deduction reduces taxes payable. The presentation of excess tax benefits in the statement of cash flows will shift to an operating activity from the current classification as a financing activity.

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur rather than the current requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Under current guidance, withholding of equity awards in excess of the minimum statutory requirement results in liability classification for the entire award. The related cash remittance by the employer for employee taxes will be treated as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Transition to the new guidance will be accomplished through a combination of retrospective, cumulative-effect adjustment to equity and prospective methodologies. FHN currently estimates that adoption of ASU 2016-09 will result in an increase in tax provision in 2017 between $1.0 million and $2.0 million. The effects on earnings per share calculations and elections to account for forfeitures as incurred are not anticipated to be significant.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which revises the measurement and recognition of credit losses for assets measured at amortized cost (e.g., held-to-maturity (“HTM”) loans and debt securities) and available-for-sale (“AFS”) debt securities. Under ASU 2016-13, for assets measured at amortized cost, the current expected credit loss (“CECL”) is measured as the difference between amortized cost and the net amount expected to be collected. This represents a departure from existing GAAP as the “incurred loss” methodology for recognizing credit losses delays recognition until it is probable a loss has been incurred. The measurement of current expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, current disclosures of credit quality indicators in relation to the amortized cost of financing receivables will be further disaggregated by year of origination. ASU 2016-13 leaves the methodology for measuring credit losses on AFS debt securities largely unchanged, with the maximum credit loss representing the difference between amortized cost and fair value. However, such credit losses will be recognized through an allowance for credit losses, which permits recovery of previously recognized credit losses if circumstances change.

ASU 2016-13 also revises the recognition of credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”). For PCD assets, the initial allowance for credit losses is added to the purchase price. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for PCD assets. Interest income for PCD assets will be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. Currently, credit losses for purchased credit-impaired assets are included in the initial basis of the assets with subsequent declines in credit resulting in expense while subsequent improvements in credit are reflected as an increase in the future yield from the assets.

The provisions of ASU 2016-13 will be generally adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in the year of adoption. Prospective implementation is required for debt securities for which an other-than-temporary-impairment (“OTTI”) had been previously recognized. Amounts previously recognized in accumulated other comprehensive income (“AOCI”) as of the date of adoption that relate to improvements in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to

Note 1 – Financial Information (Continued)

improvements in cash flows after the date of adoption will be recorded in earnings when received. A prospective transition approach will be used for existing PCD assets where, upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses. Thus, an entity will not be required to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. An entity will accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies multiple cash flow presentation issues including providing guidance as to classification on the cash flow statement for certain cash receipts and cash payments where diversity in practice exists. ASU 2016-15 also provides an accounting policy election to classify cash flows from an equity method investee under the cumulative earnings approach or the nature of distribution approach. Finally, ASU 2016-15 provides guidance on the presentation of individual cash flows with characteristics of multiple classifications. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The provisions of ASU 2016-15 should be applied using a retrospective transition method to each period presented. FHN is evaluating the impact of ASU 2016-15 on its current cash flow presentation practices.

Note 2 – Acquisitions and Divestitures

On October 27, 2016, FTN Financial announced its plan to acquire Coastal Securities (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $160 million in cash. Based in Houston, TX, Coastal also trades United States Department of Agriculture (“USDA”) loans and fixed income products and provides municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products, combined with FTN Financial’s existing SBA trading activities, will establish an additional major product sector for FTN Financial. The transaction, which is subject to regulatory approvals, the affirmative vote of Coastal Financial Holdings, Inc. (“CFH”) shareholders and other customary closing conditions, is expected to close in early 2017.

On September 16, 2016, FTBNA acquired $537.4 million in unpaid principal balance (“UPB”) of restaurant franchise loans from GE Capital’s Southeast and Southwest regional portfolios. Subsequent to the acquisition the acquired loans were combined with existing FTBNA relationships to establish a franchise finance specialty lending business.

On October 2, 2015, FHN completed its acquisition of TrustAtlantic Financial Corporation (“TrustAtlantic Financial” or “TAF”), and its wholly-owned bank subsidiary TrustAtlantic Bank (“TAB”), for an aggregate of 5,093,657 shares of FHN common stock and $23.9 million in cash in a transaction valued at $96.7 million. Prior to the acquisition TAB had five branches located in Raleigh, Cary and Greenville, North Carolina. In relation to the acquisition, FHN acquired approximately $400 million in assets, including approximately $282 million in loans, and assumed approximately $344 million of TAB deposits. FHN recorded $45.4 million in goodwill associated with the acquisition, representing the excess of acquisition consideration over the estimated fair value of net assets acquired.

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

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on September 30, 2016 and 2015:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	1,877,496	62,910	(49)	1,940,357
Government agency issued collateralized mortgage obligations (“CMO”)	1,881,795	21,457	(2,108)	1,901,144
Equity and other (a)	185,992	1	—	185,993

Total securities available-for-sale (b)	$3,945,383	$84,368	$(2,157)	$4,027,594

Securities held-to-maturity:
States and municipalities	$4,340	$400	$—	$4,740
Corporate bonds	10,000	302	—	10,302

Total securities held-to-maturity	$14,340	$702	$—	$15,042

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million. The remainder is money market and cost method investments.
(b)	Includes $3.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	914,878	31,773	(700)	945,951
Government agency issued CMO	2,514,362	30,281	(9,207)	2,535,436
Other U.S. government agencies	1,443	3	—	1,446
States and municipalities	9,155	—	—	9,155
Equity and other (a)	182,014	—	(461)	181,553

Total securities available-for-sale (b)	$3,621,952	$62,057	$(10,368)	$3,673,641

Securities held-to-maturity:
States and municipalities	$4,313	$1,091	$—	$5,404

Total securities held-to-maturity	$4,313	$1,091	$—	$5,404

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $65.8 million. The remainder is money market, mutual funds, and cost method investments.
(b)	Includes $2.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on September 30, 2016 are provided below:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Within 1 year	$—	$—	$100	$100
After 1 year; within 5 years	—	—	—	—
After 5 years; within 10 years	10,000	10,302	—	—
After 10 years	4,340	4,740	—	—

Subtotal	14,340	15,042	100	100

Government agency issued MBS and CMO (a)	—	—	3,759,291	3,841,501
Equity and other	—	—	185,992	185,993

Total	$14,340	$15,042	$3,945,383	$4,027,594

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross gains and gross losses from available-for-sale investment securities for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2016	2015	2016	2015
Gross gains on sales of securities	$—	$—	$3,999	$284
Gross (losses) on sales of securities	—	—	(2,326)	—

Net gain/(loss) on sales of securities (a)	—	—	1,673	284

Net OTTI recorded (b)	(200)	(345)	(200)	(345)

Total securities gain/(loss), net	$(200)	$(345)	$1,473	$(61)

(a)	There were no sales proceeds for the three months ended September 30, 2016 and 2015; cash proceeds for the nine months ended September 30, 2016 and 2015 were $1.5 million and $.3 million, respectively. Nine months ended September 30, 2016 includes a $1.7 million gain from an exchange of approximately $294 million of AFS debt securities.
(b)	OTTI recorded is related to equity securities.

Note 3 – Investment Securities (Continued)

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2016 and 2015:

	As of September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government agency issued CMO	$320,282	$(631)	$142,060	$(1,477)	$462,342	$(2,108)
Government agency issued MBS	38,477	(49)	—	—	38,477	(49)

Total temporarily impaired securities	$358,759	$(680)	$142,060	$(1,477)	$500,819	$(2,157)

	As of September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government agency issued CMO	$370,165	$(1,487)	$435,331	$(7,720)	$805,496	$(9,207)
Government agency issued MBS	69,997	(242)	32,538	(458)	102,535	(700)

Total debt securities	440,162	(1,729)	467,869	(8,178)	908,031	(9,907)

Equity	—	—	630	(461)	630	(461)

Total temporarily impaired securities	$440,162	$(1,729)	$468,499	$(8,639)	$908,661	$(10,368)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of September 30, 2016 and 2015, and December 31, 2015:

	September 30		December 31
(Dollars in thousands)	2016	2015	2015
Commercial:
Commercial, financial, and industrial	$12,118,298	$9,610,295	$10,436,390
Commercial real estate	2,065,595	1,488,044	1,674,935
Consumer:
Consumer real estate (a)	4,578,371	4,813,936	4,766,518
Permanent mortgage	436,100	463,893	454,123
Credit card & other	357,423	349,324	354,536

Loans, net of unearned income	$19,555,787	$16,725,492	$17,686,502
Allowance for loan losses	201,557	210,814	210,242

Total net loans	$19,354,230	$16,514,678	$17,476,260

(a)	Balances as of September 30, 2016 and 2015, and December 31, 2015, include $38.5 million, $59.3 million, and $52.8 million of restricted real estate loans, respectively. See Note 13 - Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO

The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate (“CRE”). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance - related businesses) portfolio and purchased credit-impaired (“PCI”) loans. Loans to mortgage companies include commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within CRE include income CRE, residential CRE and PCI loans. Consumer loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Consumer classes include home equity lines of credit (“HELOCs”), real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.

Concentrations

FHN has a concentration of residential real estate loans (26 percent of total loans), the majority of which is in the consumer real estate segment (23 percent of total loans). Loans to finance and insurance companies total $2.3 billion (19 percent of the C&I portfolio, or 12 percent of the total loans). FHN had loans to mortgage companies totaling $2.5 billion (20 percent of the C&I segment, or 13 percent of total loans) as of September 30, 2016. As a result, 39 percent of the C&I segment was sensitive to impacts on the financial services industry.

Acquisition

On September 16, 2016, FHN completed its acquisition of restaurant franchise loans from GE Capital. The acquisition included $537.4 million in unpaid principal balance of loans.

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

At each acquisition, FHN designated certain loans as PCI with the remaining loans accounted for under ASC 310-20, “Nonrefundable Fees and Other Costs.” For loans accounted for under ASC 310-20, the difference between each loan’s book value and the estimated fair value at the time of the acquisition will be accreted into interest income over its remaining contractual life and the subsequent accounting and reporting will be similar to a loan in FHN’s originated portfolio.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans

The following table reflects FHN’s contractually required payment receivable, cash flows expected to be collected and the fair value of PCI loans at the acquisition date of September 16, 2016.

(Dollars in thousands)	September 16, 2016
Contractually required payments including interest	$40,143
Less: nonaccretable difference	(1,030)

Cash flows expected to be collected	39,113
Less: accretable yield	(2,883)

Fair value of loans acquired	$36,230

The following table presents a rollforward of the accretable yield for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$6,171	$8,348	$8,542	$14,714
Additions	2,883	—	2,883	—
Accretion	(837)	(1,037)	(2,984)	(5,985)
Adjustment for payoffs	(179)	(835)	(4,408)	(2,931)
Adjustment for charge-offs	—	—	(674)	—
Increase in accretable yield (a)	686	500	5,398	1,178
Other	—	—	(33)	—

Balance, end of period	$8,724	$6,976	$8,724	$6,976

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

At September 30, 2016, the ALLL related to PCI loans was $1.2 million compared to $2.9 million at September 30, 2015. A loan loss provision expense of $.3 million was recognized during the three months ended September 30, 2016, as compared to $.1 million recognized during the three months ended September 30, 2015. The PCI provision was not material for the nine months ended September 30, 2016, and was a provision credit of $.4 million for the nine months ended September 30, 2015.

The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of September 30, 2016 and 2015, and December 31, 2015:

	September 30, 2016		September 30, 2015		December 31, 2015
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$46,189	$47,882	$4,767	$5,353	$16,063	$18,573
Commercial real estate	8,661	11,340	17,998	21,138	19,929	25,504
Consumer real estate	1,233	1,733	1,968	2,636	3,672	4,533
Credit card and other	51	65	6	10	52	76

Total	$56,134	$61,020	$24,739	$29,137	$39,716	$48,686

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at September 30, 2016 and 2015, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and net LOCOM have been excluded.

	September 30, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$13,127	$20,666	$—	$13,708	$—	$12,088	$—
Income CRE	—	—	—	1,234	—	2,057	—

Total	$13,127	$20,666	$—	$14,942	$—	$14,145	$—

Consumer:
HELOC (a)	$11,359	$24,541	$—	$11,273	$—	$11,100	$—
R/E installment loans (a)	4,084	5,094	—	4,158	—	4,333	—
Permanent mortgage (a)	4,279	6,654	—	4,280	—	4,292	—

Total	$19,722	$36,289	$—	$19,711	$—	$19,725	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$32,982	$34,915	$4,262	$33,433	$289	$29,896	$668
TRUPS	3,242	3,700	925	3,258	—	3,291	—
Income CRE	1,968	2,246	113	3,211	15	4,376	55
Residential CRE	1,334	1,803	103	1,355	5	1,376	17

Total	$39,526	$42,664	$5,403	$41,257	$309	$38,939	$740

Consumer:
HELOC	$86,967	$89,500	$15,769	$87,919	$546	$88,266	$1,527
R/E installment loans	56,499	57,686	13,692	57,775	357	58,890	1,019
Permanent mortgage	89,792	102,355	14,611	90,697	544	92,716	1,602
Credit card & other	340	340	139	348	4	353	10

Total	$233,598	$249,881	$44,211	$236,739	$1,451	$240,225	$4,158

Total commercial	$52,653	$63,330	$5,403	$56,199	$309	$53,084	$740

Total consumer	$253,320	$286,170	$44,211	$256,450	$1,451	$259,950	$4,158

Total impaired loans	$305,973	$349,500	$49,614	$312,649	$1,760	$313,034	$4,898

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$5,586	$7,266	$—	$8,994	$—	$11,202	$—
Income CRE	2,468	9,389	—	3,328	—	4,631	—
Residential CRE	—	—	—	—	—	191	—

Total	$8,054	$16,655	$—	$12,322	$—	$16,024	$—

Consumer:
HELOC (a)	$11,000	$28,486	$—	$11,788	$—	$12,455	$—
R/E installment loans (a)	4,404	5,756	—	4,682	—	4,696	—
Permanent mortgage (a)	5,983	8,255	—	6,193	—	6,743	—

Total	$21,387	$42,497	$—	$22,663	$—	$23,894	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$21,319	$25,515	$846	$25,934	$238	$24,702	$727
TRUPS	13,369	13,700	5,310	13,384	—	13,414	—
Income CRE	6,424	7,709	496	6,606	32	6,962	95
Residential CRE	1,417	1,886	91	1,468	6	1,512	19

Total	$42,529	$48,810	$6,743	$47,392	$276	$46,590	$841

Consumer:
HELOC	$89,199	$91,382	$17,200	$88,245	$474	$86,359	$1,383
R/E installment loans	65,465	66,431	16,718	66,367	352	68,274	1,010
Permanent mortgage	99,071	111,683	15,696	99,913	613	102,341	1,841
Credit card & other	380	380	168	399	3	453	11

Total	$254,115	$269,876	$49,782	$254,924	$1,442	$257,427	$4,245

Total commercial	$50,583	$65,465	$6,743	$59,714	$276	$62,614	$841

Total consumer	$275,502	$312,373	$49,782	$277,587	$1,442	$281,321	$4,245

Total impaired loans	$326,085	$377,838	$56,525	$337,301	$1,718	$343,935	$5,086

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of September 30, 2016 and 2015:

	September 30, 2016
		Loans to						Allowance
	General	Mortgage		Income	Residential		Percentage	for Loan
(Dollars in thousands)	C&I	Companies	TRUPS (a)	CRE	CRE	Total	of Total	Losses
PD Grade:
1	$475,708	$—	$—	$1,109	$—	$476,817	3%	$85
2	689,620	—	—	11,586	91	701,297	5	332
3	445,832	645,764	—	133,661	—	1,225,257	9	298
4	924,003	409,470	—	230,460	—	1,563,933	11	1,001
5	1,148,228	286,413	—	299,750	561	1,734,952	12	6,330
6	1,417,978	762,294	—	297,287	13,145	2,490,704	18	10,367
7	1,431,070	209,511	—	479,531	3,286	2,123,398	15	13,302
8	995,678	93,661	—	321,942	4,174	1,415,455	10	23,930
9	634,142	32,537	—	105,274	4,079	776,032	5	14,419
10	367,947	40,099	—	57,528	12,708	478,282	3	8,401
11	218,754	—	—	24,245	4,532	247,531	2	6,229
12	118,425	—	—	12,678	6,701	137,804	1	4,290
13	216,314	—	304,527	8,990	135	529,966	4	7,262
14,15,16	154,412	70	—	18,207	1,441	174,130	1	16,804

Collectively evaluated for impairment	9,238,111	2,479,819	304,527	2,002,248	50,853	14,075,558	99	113,050
Individually evaluated for impairment	46,109	—	3,242	1,968	1,334	52,653	—	5,403
Purchased credit-impaired loans	46,490	—	—	8,758	434	55,682	1	833

Total commercial loans	$9,330,710	$2,479,819	$307,769	$2,012,974	$52,621	$14,183,893	100%	$119,286

	September 30, 2015
		Loans to						Allowance
	General	Mortgage		Income	Residential		Percentage	for Loan
(Dollars in thousands)	C&I	Companies	TRUPS (a)	CRE	CRE	Total	of Total	Losses
PD Grade:
1	$529,836	$—	$—	$707	$—	$530,543	5%	$127
2	590,614	—	—	10,835	126	601,575	5	322
3	453,831	327,776	—	90,588	—	872,195	8	311
4	822,515	315,061	—	110,165	302	1,248,043	11	949
5	1,190,085	239,391	—	234,729	7,015	1,671,220	15	6,901
6	1,201,553	350,401	—	347,740	2,793	1,902,487	17	10,630
7	1,278,443	98,262	—	354,457	4,670	1,735,832	16	13,891
8	747,760	18,189	—	150,375	561	916,885	8	13,953
9	377,998	26,240	—	42,995	2,212	449,445	4	8,310
10	188,711	—	—	30,515	89	219,315	2	4,635
11	186,974	—	—	28,004	747	215,725	2	5,861
12	80,836	—	—	9,095	516	90,447	1	2,975
13	112,423	—	305,382	3,600	260	421,665	4	4,256
14,15,16	123,345	—	—	23,195	1,277	147,817	1	14,533

Collectively evaluated for impairment	7,884,924	1,375,320	305,382	1,437,000	20,568	11,023,194	99	87,654
Individually evaluated for impairment	26,904	—	12,755	8,892	1,417	49,968	1	6,743
Purchased credit-impaired loans	5,010	—	—	18,533	1,634	25,177	—	2,414

Total commercial loans	$7,916,838	$1,375,320	$318,137	$1,464,425	$23,619	$11,098,339	100%	$96,811

(a)	Balances as of September 30, 2016 and 2015, presented net of $25.5 million and $26.2 million, respectively, in lower of cost or market (“LOCOM”) valuation adjustment. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

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

The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score greater than or equal to 740	56.3%	68.7%	43.6%	55.4%	67.6%	43.1%
FICO score 720-739	8.9	9.1	9.5	8.8	8.1	9.2
FICO score 700-719	8.8	7.1	11.9	9.2	7.9	10.0
FICO score 660-699	13.2	8.8	16.5	12.9	8.8	16.8
FICO score 620-659	5.9	3.4	8.7	6.5	4.1	8.4
FICO score less than 620 (a)	6.9	2.9	9.8	7.2	3.5	12.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the FICO scores at the time of the origination exceeded 620 but have since deteriorated as the loans have seasoned.

Nonaccrual and Past Due Loans

The following table reflects accruing and non-accruing loans by class on September 30, 2016:

	Accruing				Non-Accruing
		30-89	90+			30-89	90+	Total
		Days	Days	Total		Days	Days	Non-	Total
(Dollars in thousands)	Current	Past Due	Past Due	Accruing	Current	Past Due	Past Due	Accruing	Loans
Commercial (C&I):
General C&I	$9,253,922	$3,570	$96	$9,257,588	$9,897	$2,440	$14,295	$26,632	$9,284,220
Loans to mortgage companies	2,478,708	1,041	—	2,479,749	—	—	70	70	2,479,819
TRUPS (a)	304,527	—	—	304,527	—	—	3,242	3,242	307,769
Purchased credit-impaired loans	45,311	711	468	46,490	—	—	—	—	46,490

Total commercial (C&I)	12,082,468	5,322	564	12,088,354	9,897	2,440	17,607	29,944	12,118,298

Commercial real estate:
Income CRE	2,000,553	1,071	—	2,001,624	113	468	2,011	2,592	2,004,216
Residential CRE	50,221	1,141	—	51,362	—	—	825	825	52,187
Purchased credit-impaired loans	7,697	390	1,105	9,192	—	—	—	—	9,192

Total commercial real estate	2,058,471	2,602	1,105	2,062,178	113	468	2,836	3,417	2,065,595

Consumer real estate:
HELOC	1,693,312	16,054	10,031	1,719,397	50,377	4,101	10,126	64,604	1,784,001
R/E installment loans	2,754,910	9,932	3,129	2,767,971	19,251	2,319	3,263	24,833	2,792,804
Purchased credit-impaired loans	1,315	—	251	1,566	—	—	—	—	1,566

Total consumer real estate	4,449,537	25,986	13,411	4,488,934	69,628	6,420	13,389	89,437	4,578,371

Permanent mortgage	396,285	4,331	6,380	406,996	11,113	3,867	14,124	29,104	436,100

Credit card & other:
Credit card	186,482	1,464	1,230	189,176	—	—	—	—	189,176
Other	167,015	843	190	168,048	—	—	148	148	168,196
Purchased credit-impaired loans	51	—	—	51	—	—	—	—	51

Total credit card & other	353,548	2,307	1,420	357,275	—	—	148	148	357,423

Total loans, net of unearned income	$19,340,309	$40,548	$22,880	$19,403,737	$90,751	$13,195	$48,104	$152,050	$19,555,787

(a)	Total TRUPS includes LOCOM valuation adjustment of $25.5 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on September 30, 2015:

	Accruing				Non-Accruing
		30-89	90+			30-89	90+	Total
		Days	Days	Total		Days	Days	Non-	Total
(Dollars in thousands)	Current	Past Due	Past Due	Accruing	Current	Past Due	Past Due	Accruing	Loans
Commercial (C&I):
General C&I	$7,888,633	$6,095	$349	$7,895,077	$5,359	$1,553	$9,839	$16,751	$7,911,828
Loans to mortgage companies	1,373,103	2,102	—	1,375,205	—	—	115	115	1,375,320
TRUPS (a)	305,382	—	—	305,382	—	—	12,755	12,755	318,137
Purchased credit-impaired loans	4,705	—	305	5,010	—	—	—	—	5,010

Total commercial (C&I)	9,571,823	8,197	654	9,580,674	5,359	1,553	22,709	29,621	9,610,295

Commercial real estate:
Income CRE	1,435,395	2,394	—	1,437,789	914	—	7,189	8,103	1,445,892
Residential CRE	21,905	80	—	21,985	—	—	—	—	21,985
Purchased credit-impaired loans	16,172	3,845	150	20,167	—	—	—	—	20,167

Total commercial real estate	1,473,472	6,319	150	1,479,941	914	—	7,189	8,103	1,488,044

Consumer real estate:
HELOC	2,056,044	19,459	10,146	2,085,649	63,667	5,150	9,126	77,943	2,163,592
R/E installment loans	2,599,513	11,423	3,211	2,614,147	26,293	2,174	5,258	33,725	2,647,872
Purchased credit-impaired loans	2,383	—	89	2,472	—	—	—	—	2,472

Total consumer real estate	4,657,940	30,882	13,446	4,702,268	89,960	7,324	14,384	111,668	4,813,936

Permanent mortgage	420,727	4,051	5,270	430,048	14,044	3,228	16,573	33,845	463,893

Credit card & other:
Credit card	187,770	2,049	1,171	190,990	—	—	—	—	190,990
Other	156,664	718	202	157,584	—	—	743	743	158,327
Purchased credit-impaired loans	7	—	—	7	—	—	—	—	7

Total credit card & other	344,441	2,767	1,373	348,581	—	—	743	743	349,324

Total loans, net of unearned income	$16,468,403	$52,216	$20,893	$16,541,512	$110,277	$12,105	$61,598	$183,980	$16,725,492

(a)	Total TRUPS includes LOCOM valuation adjustment of $26.2 million.

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

For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as Home Affordable Modification Program (“HAMP”). Within the HELOC and R/E installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. After 5 years, the interest rate generally returns to the original interest rate prior to modification; for certain modifications, the modified interest rate increases 2 percent per year until the original interest rate prior to modification is achieved. Permanent mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt ratio. After 5 years, the interest rate steps up 1 percent every year until it reaches the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities

Note 4 – Loans (Continued)

may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

Despite the absence of a loan modification, the discharge of personal liability through bankruptcy proceedings is considered a concession. As a result, FHN classifies all non-reaffirmed residential real estate loans discharged in Chapter 7 bankruptcy as nonaccruing TDRs.

On September 30, 2016 and 2015, FHN had $289.6 million and $304.7 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $48.7 million and $51.2 million, or 17 percent as of September 30, 2016 and 2015. Additionally, $71.2 million and $72.6 million of loans held-for-sale as of September 30, 2016 and 2015, respectively, were classified as TDRs.

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number	Recorded Investment	Recorded Investment	Number	Recorded Investment	Recorded Investment
Commercial (C&I):
General C&I	2	$419	$419	7	$20,302	$19,194

Total commercial (C&I)	2	419	419	7	20,302	19,194

Commercial real estate:
Income CRE	1	100	99	1	100	99

Total commercial real estate	1	100	99	1	100	99

Consumer real estate:
HELOC	48	5,720	5,573	200	18,418	18,189
R/E installment loans	10	345	337	44	4,569	4,846

Total consumer real estate	58	6,065	5,910	244	22,987	23,035

Permanent mortgage	2	710	704	6	1,551	1,544
Credit card & other	10	45	44	15	66	64

Total troubled debt restructurings	73	$7,339	$7,176	273	$45,006	$43,936

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number	Recorded Investment	Recorded Investment	Number	Recorded Investment	Recorded Investment
Commercial (C&I):
General C&I	—	$—	$—	2	$1,388	$1,325

Total commercial (C&I)	—	—	—	2	1,388	1,325

Commercial real estate:
Income CRE	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—

Consumer real estate:
HELOC	56	6,918	6,820	158	17,882	17,674
R/E installment loans	20	988	974	58	4,254	4,267

Total consumer real estate	76	7,906	7,794	216	22,136	21,941

Permanent mortgage	—	—	—	6	2,039	2,054
Credit card & other	3	11	10	15	59	56

Total troubled debt restructurings	79	$7,917	$7,804	239	$25,622	$25,376

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and nine months ended September 30, 2016 and 2015, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
		Recorded		Recorded
(Dollars in thousands)	Number	Investment	Number	Investment
Commercial real estate:
Residential CRE	—	$—	—	$—

Total commercial real estate	—	—	—	—

Consumer real estate:
HELOC	—	—	2	138
R/E installment loans	—	—	1	180

Total consumer real estate	—	—	3	318

Credit card & other	—	—	—	—

Total troubled debt restructurings	—	$—	3	$318

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
		Recorded		Recorded
(Dollars in thousands)	Number	Investment	Number	Investment
Commercial real estate:
Residential CRE	—	$—	1	$896

Total commercial real estate	—	—	1	896

Consumer real estate:
HELOC	—	—	7	308
R/E installment loans	2	50	4	162

Total consumer real estate	2	50	11	470

Credit card & other	1	2	4	10

Total troubled debt restructurings	3	$52	16	$1,376

Note 5 - Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The pace of the economic recovery, performance of the housing market, unemployment levels, labor participation rate, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note 5 – Allowance for Loan Losses in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2015, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

Note 5 - Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015:

		Commercial	Consumer	Permanent	Credit Card
(Dollars in thousands)	C&I	Real Estate	Real Estate	Mortgage	and Other	Total
Balance as of July 1, 2016	$80,972	$30,264	$59,081	$17,600	$11,890	$199,807
Charge-offs	(1,992)	(49)	(4,359)	(373)	(3,589)	(10,362)
Recoveries	725	651	5,591	239	906	8,112
Provision/(provision credit) for loan losses	7,161	1,554	(7,078)	(877)	3,240	4,000

Balance as of September 30, 2016	86,866	32,420	53,235	16,589	12,447	201,557

Balance as of January 1, 2016	$73,637	$25,159	$80,614	$18,947	$11,885	$210,242
Charge-offs	(16,386)	(742)	(17,867)	(834)	(10,441)	(46,270)
Recoveries	3,107	1,782	17,408	1,502	2,786	26,585
Provision/(provision credit) for loan losses	26,508	6,221	(26,920)	(3,026)	8,217	11,000

Balance as of September 30, 2016	86,866	32,420	53,235	16,589	12,447	201,557

Allowance - individually evaluated for impairment	5,187	216	29,461	14,611	139	49,614
Allowance - collectively evaluated for impairment	81,376	31,674	23,441	1,978	12,308	150,777
Allowance - purchased credit-impaired loans	303	530	333	—	—	1,166
Loans, net of unearned as of September 30, 2016:
Individually evaluated for impairment	49,351	3,302	158,909	94,071	340	305,973
Collectively evaluated for impairment	12,022,457	2,053,101	4,417,896	342,029	357,032	19,192,515
Purchased credit-impaired loans	46,490	9,192	1,566	—	51	57,299

Total loans, net of unearned income	$12,118,298	$2,065,595	$4,578,371	$436,100	$357,423	$19,555,787

Balance as of July 1, 2015	$78,750	$21,492	$85,457	$22,377	$13,275	$221,351
Charge-offs	(8,632)	(533)	(7,994)	(1,038)	(3,612)	(21,809)
Recoveries	2,264	868	5,785	229	1,126	10,272
Provision/(provision credit) for loan losses	(919)	3,521	(776)	(1,492)	666	1,000

Balance as of September 30, 2015	71,463	25,348	82,472	20,076	11,455	210,814

Balance as of January 1, 2015	$67,011	$18,574	$113,011	$19,122	$14,730	$232,448
Charge-offs	(17,163)	(2,208)	(23,434)	(3,031)	(13,406)	(59,242)
Recoveries	5,143	1,712	18,360	1,518	2,875	29,608
Provision/(provision credit) for loan losses	16,472	7,270	(25,465)	2,467	7,256	8,000

Balance as of September 30, 2015	71,463	25,348	82,472	20,076	11,455	210,814

Allowance - individually evaluated for impairment	6,156	587	33,918	15,696	168	56,525
Allowance - collectively evaluated for impairment	65,063	22,591	48,050	4,380	11,286	151,370
Allowance - purchased credit-impaired loans	244	2,170	504	—	1	2,919
Loans, net of unearned as of September 30, 2015:
Individually evaluated for impairment	39,659	10,309	170,068	105,054	380	325,470
Collectively evaluated for impairment	9,565,626	1,457,568	4,641,396	358,839	348,937	16,372,366
Purchased credit-impaired loans	5,010	20,167	2,472	—	7	27,656

Total loans, net of unearned income	$9,610,295	$1,488,044	$4,813,936	$463,893	$349,324	$16,725,492

Note 6 – Intangible Assets

The following is a summary of goodwill and other intangible assets, net of accumulated amortization, included in the Consolidated Condensed Statements of Condition:

		Other
		Intangible
(Dollars in thousands)	Goodwill	Assets (a)
December 31, 2014	$145,932	$29,518
Amortization expense	—	(3,894)

September 30, 2015	$145,932	$25,624

December 31, 2015 (b)	$191,307	$26,215
Amortization expense	—	(3,898)
Additions	64	—

September 30, 2016	$191,371	$22,317

(a)	Represents customer lists, acquired contracts, core deposit intangibles, and covenants not to compete.
(b)	The increase in goodwill was related to the TAF acquisition in fourth quarter 2015.

The gross carrying amount and accumulated amortization of other intangible assets subject to amortization is $72.3 million and $50.0 million, respectively on September 30, 2016. Estimated aggregate amortization expense is expected to be $1.3 million for the remainder of 2016, and $4.9 million, $4.7 million, $4.5 million, $1.7 million, and $1.6 million for the twelve-month periods of 2017, 2018, 2019, 2020, and 2021, respectively.

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of September 30, 2015 and 2016. The regional bank and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of and for the nine months ended September 30, 2015 and 2016.

	Regional	Fixed
(Dollars in thousands)	Banking	Income	Total
December 31, 2014	$47,928	$98,004	$145,932

Additions	—	—	—
Impairments	—	—	—
Divestitures	—	—	—

September 30, 2015	$47,928	$98,004	$145,932

December 31, 2015 (a)	$93,303	$98,004	$191,307

Additions	64	—	64
Impairments	—	—	—
Divestitures	—	—	—

September 30, 2016	$93,367	$98,004	$191,371

(a)	The increase in goodwill was related to the TAF acquisition in fourth quarter 2015.

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
All other income and commissions:
Mortgage banking	$5,524	$761	$7,395	$2,721
ATM interchange fees	3,081	2,998	8,918	8,784
Electronic banking fees	1,398	1,479	4,176	4,366
Deferred compensation (a)	1,038	(2,309)	2,162	(1,311)
Letter of credit fees	981	978	3,157	3,633
Gain on extinguishment of debt	—	5,794	—	5,794
Other	5,518	3,550	10,594	13,096

Total	$17,540	$13,251	$36,402	$37,083

All other expense:
Travel and entertainment	$2,478	$2,451	$7,035	$6,697
Customer relations	1,442	1,477	4,804	4,296
Employee training and dues	1,360	1,272	4,088	3,853
Supplies	1,158	974	3,114	2,781
Tax credit investments	788	439	2,325	1,383
Miscellaneous loan costs	676	726	1,958	1,821
Litigation and regulatory matters	260	10,922	25,785	173,422
Other	8,326	8,835	30,669	26,565

Total	$16,488	$27,096	$79,778	$220,818

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Deferred compensation market value adjustments are mirrored by adjustments to employee compensation, incentives, and benefits expense.

Note 8 – Components of Other Comprehensive Income/(loss)

The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three and nine months ended September 30, 2016 and 2015:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post- retirement Plans	Total
Balance as of July 1, 2016	$58,591	$4,691	$(215,616)	$(152,334)
Net unrealized gains/(losses)	(7,887)	(1,211)	—	(9,098)
Amounts reclassified from AOCI	—	(359)	963	604

Other comprehensive income/(loss)	(7,887)	(1,570)	963	(8,494)

Balance as of September 30, 2016	$50,704	$3,121	$(214,653)	$(160,828)

Balance as of January 1, 2016	$3,394	$—	$(217,586)	$(214,192)
Net unrealized gains/(losses)	48,330	4,228	—	52,558
Amounts reclassified from AOCI	(1,020)	(1,107)	2,933	806

Other comprehensive income/(loss)	47,310	3,121	2,933	53,364

Balance as of September 30, 2016	$50,704	$3,121	$(214,653)	$(160,828)

(Dollars in thousands)
Balance as of July 1, 2015	$16,485	$—	$(204,733)	$(188,248)
Net unrealized gains/(losses)	15,427	—	—	15,427
Amounts reclassified from AOCI	—	—	(3,855)	(3,855)

Other comprehensive income/(loss)	15,427	—	(3,855)	11,572

Balance as of September 30, 2015	$31,912	$—	$(208,588)	$(176,676)

Balance as of January 1, 2015	$18,581	$—	$(206,827)	$(188,246)
Net unrealized gains/(losses)	13,331	—	—	13,331
Amounts reclassified from AOCI	—	—	(1,761)	(1,761)

Other comprehensive income/(loss)	13,331	—	(1,761)	11,570

Balance as of September 30, 2015	$31,912	$—	$(208,588)	$(176,676)

Note 8 – Components of Other Comprehensive Income/(loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
Details about AOCI	2016	2015	2016	2015	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$—	$—	$(1,654)	$—	Debt securities gains/(losses), net
Tax expense/(benefit)	—	—	634	—	Provision/(benefit) for income taxes

	—	—	(1,020)	—

Cash flow hedges:
Realized (gains)/losses on cash flow hedges	(582)	—	(1,795)	—	Interest and fees on loans
Tax expense/(benefit)	223	—	688	—	Provision/(benefit) for income taxes

	(359)	—	(1,107)	—

Pension and Postretirement Plans:
Amortization of prior service cost, transition asset/obligation, and net actuarial gain/(loss)	1,561	(6,266)	4,756	(2,854)	Employee compensation, incentives, and benefits
Tax expense/(benefit)	(598)	2,411	(1,823)	1,093	Provision/(benefit) for income taxes

	963	(3,855)	2,933	(1,761)

Total reclassification from AOCI	$604	$(3,855)	$806	$(1,761)

Note 9 – Earnings Per Share

The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Net income/(loss)	$67,635	$63,332	$180,788	$45,884
Net income attributable to noncontrolling interest	2,883	2,977	8,586	8,586

Net income/(loss) attributable to controlling interest	64,752	60,355	172,202	37,298
Preferred stock dividends	1,550	1,550	4,650	4,650

Net income/(loss) available to common shareholders	$63,202	$58,805	$167,552	$32,648

Weighted average common shares outstanding - basic	231,856	233,111	232,690	232,910
Effect of dilutive securities	2,236	1,947	2,085	1,928

Weighted average common shares outstanding - diluted	234,092	235,058	234,775	234,838

Net income/(loss) per share available to common shareholders	$0.27	$0.25	$0.72	$0.14

Diluted income/(loss) per share available to common shareholders	$0.27	$0.25	$0.71	$0.14

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended September 30		Nine Months Ended September 30
(Shares in thousands)	2016	2015	2016	2015
Anti-dilutive stock options	2,793	3,569	2,996	3,559
Weighted average exercise price of anti-dilutive stock options	$24.95	$24.22	$25.21	$24.46
Anti-dilutive other equity awards	371	124	51	58

Note 10 – Contingencies and Other Disclosures

CONTINGENCIES

Contingent Liabilities Overview

Contingent liabilities arise in the ordinary course of business. Often they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators, from other government authorities, and from other parties concerning various matters relating to FHN’s current or former lines of business. Certain matters of that sort are pending at this time, and FHN is cooperating in those matters. Pending and threatened litigation matters sometimes are resolved in court or before an arbitrator, and sometimes are settled by the parties. Regardless of the manner of resolution, frequently the most significant changes in status of a matter occur over a short time period, often following a lengthy period of little substantive activity. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes a loss contingency liability for a litigation matter when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.

Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to threatened or pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.

Material Loss Contingency Matters

As used in this Note, “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that reasonably possible material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in (i) or (ii) and certain matters mentioned in (iii). In addition, certain other matters, or groups of matters, are discussed relating to FHN’s former mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2016, the aggregate amount of liabilities established for all such loss contingency matters was $39.9 million. These liabilities are separate from those discussed under the heading “Repurchase and Foreclosure Liability” below.

In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2016, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $70 million.

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

Certain Matters Included in RPL Range

RPL-Included FH Proprietary Securitization Matters. FHN, along with multiple co-defendants, is defending lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations were sold to them were materially deficient. For two of those matters, FHN can estimate reasonably possible loss in excess of established liabilities: (1) Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Middle District of Alabama (Case No. CV-12-791-WKW-WC); and (2) FDIC as receiver for Colonial Bank, in the U.S. District Court for the

Note 10 – Contingencies and Other Disclosures (Continued)

Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiff in those suits claims to have purchased (and later sold) certificates in a number of separate securitizations and demands damages and prejudgment interest, among several remedies sought. The RPL estimates for these matters are subject to significant uncertainties regarding: the dollar amounts claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the ultimate outcome of potentially significant motions; the availability of significantly dispositive defenses; and the incomplete status of the discovery process. FDIC’s claims relate to alleged purchases totaling $145.7 million. Additional information concerning FHN’s former mortgage businesses is provided below in “Obligations from Legacy Mortgage Businesses.”

Material Matter Excluded from RPL Range due to Proposed Settlement

Debit Transaction Sequencing Litigation Matter. FTBNA is a defendant in a putative class action lawsuit concerning overdraft fees charged in connection with debit card transactions. A key claim is that the method used to order or sequence the transactions posted each day was improper. The case is styled as Hawkins v. First Tennessee Bank National Association, before the Circuit Court for Shelby County, Tennessee, Case No. CT-004085-11. In July 2016 FHN and the plaintiff submitted a notice of proposed settlement to the court, which later received preliminary approval by the court. The proposed settlement remains subject to an extended approval process which FHN estimates will be completed in the first half of 2017. The material loss contingency liability mentioned above includes an amount for this matter based on FHN’s assessment of the settlement.

Legacy Mortgage Matters Excluded from RPL Range

As mentioned above, FHN is directly defending two lawsuits which claim that the offering documents under which certificates relating to securitizations were sold were materially deficient. Underwriters are co-defendants and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased certificates in FH proprietary securitizations but as to which FHN has not been named a defendant. The material loss contingency liability mentioned above includes an amount for an indemnity matter which FHN recently settled with the claimant; that settlement now is completed but had not yet been paid at quarter-end.

For the two pending lawsuits FHN is able to estimate RPL, as mentioned above. For the pending indemnity claims FHN is unable to estimate an RPL range due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims. The alleged purchase prices of the certificates subject to pending indemnification claims total $409.9 million.

FHN has additional potential exposures related to its former mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in loan repurchases or make-whole payments and could be included in the repurchase liability discussed below, and some might eventually result in litigation liability, but none are included in the material loss contingency liabilities mentioned above. None are included in the RPL range mentioned above. Additional information concerning such exposures is provided below in “Obligations from Legacy Mortgage Businesses.”

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

Note 10 – Contingencies and Other Disclosures (Continued)

While large portions of repurchase claims from the GSEs were settled with the DRAs, large-scale settlement with non-Agency claimants is not practical. Those claims are resolved case by case or, occasionally, with less-comprehensive settlements. In second quarter 2016, in the largest such settlement to date, FHN settled certain repurchase claims which reduced the repurchase and foreclosure liability and resulted in a reversal of certain prior provision expense. Repurchase claims that are not resolved by the parties could become litigation.

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

Servicing Obligations

FHN’s national servicing business was sold as part of the platform sale in 2008. A significant amount of MSR was sold at that time, and a significant amount was retained. The related servicing activities, including foreclosure and loss mitigation practices, not sold in 2008 were outsourced through a three-year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In fourth quarter 2013, FHN contracted to sell a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing was transferred to the buyer in stages, and was substantially completed in first quarter 2014. The servicing still retained by FHN continues to be subserviced.

As servicer, FHN had contractual obligations to the owners of the loans, primarily GSEs and securitization trustees, to handle billing, custodial, and other tasks related to each loan. Each subservicer undertook to perform those obligations on FHN’s behalf during the applicable subservicing period, although FHN legally remained the servicer of record for those loans that were subserviced.

The 2008 subservicer has been subject to a consent decree, and entered into a settlement agreement with regulators related to alleged deficiencies in servicing and foreclosure practices. The 2008 subservicer has made demands of FHN, under the 2008 subservicing agreement, to pay certain resulting costs and damages totaling $43.5 million. FHN disagrees with those demands and has made no payments. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against FHN may be substantial.

A certificate holder has contacted FHN, threatening to make claims based on alleged deficiencies in servicing loans held in certain FH proprietary securitization trusts. FHN cannot predict how this inquiry will proceed nor whether any claim or suit, if made or brought, will be material to FHN.

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies. This includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although FHN conducted these businesses before 2005, GSE loans originated in 2005 through 2008 account for a substantial majority of all repurchase requests/make-whole claims received since the 2008 platform sale.

From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations.

Note 10 – Contingencies and Other Disclosures (Continued)

Mortgage-Related Glossary

Agencies	the two GSEs and Ginnie Mae	HELOC	home equity line of credit

certificates	securities sold to investors representing interests in mortgage loan securitizations	HUD	Dept. of Housing and Urban Development

DOJ	U.S. Department of Justice	LTV	loan-to-value, a ratio of the loan amount divided by the home value

DRA	definitive resolution agreement with a GSE	MI	private mortgage insurance, insuring against borrower payment default

Fannie Mae, Fannie, FNMA	Federal National Mortgage Association	MSR	mortgage servicing rights

FH proprietary securitization	securitization of mortgages sponsored by FHN under its First Horizon brand	nonconforming loans	loans that did not conform to Agency program requirements

FHA	Federal Housing Administration	other whole loans sold	mortgage loans sold to private, non-Agency purchasers

Freddie Mac, Freddie, FHLMC	Federal Home Loan Mortgage Corporation	2008 platform sale, platform sale, 2008 sale	FHN’s sale of its national mortgage origination and servicing platforms in 2008

Ginnie Mae, Ginnie, GNMA	Government National Mortgage Association	pipeline or active pipeline	pipeline of mortgage repurchase, make-whole, & certain related claims against FHN

GSEs	Fannie Mae and Freddie Mac	VA	Veterans Administration

Repurchase and Foreclosure Liability

The repurchase and foreclosure liability is comprised of reserves to cover estimated loss content in the active pipeline, estimated future inflows, as well as estimated loss content related to certain known claims not currently included in the active pipeline. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.

Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, and certain related exposures and has accrued for losses of $67.6 million and $115.5 million as of September 30, 2016 and 2015, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Government-Backed Mortgage Lending Programs

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At September 30, 2016, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described above.

Other FHN Mortgage Exposures

At September 30, 2016, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant in that suit and is not able to assess what, if any, exposure FHN may have as a result of it.

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

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase and make-whole claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated loans. At September 30, 2016, FHN had not accrued a liability for any litigation matter related to other whole loans sold; however, FHN’s repurchase and foreclosure liability considered certain known exposures from other whole loans sold.

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

Conversion of these shares into Class A shares of Visa is prohibited until the final resolution of the covered litigation. In conjunction with the prior sales of Visa Class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio is adjusted when Visa deposits funds into the escrow account to cover certain litigation. As of September 30, 2016 and 2015, the derivative liabilities were $6.5 million and $4.8 million, respectively.

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. The Settlement was vacated upon appeal in June 2016. Accordingly, the outcome of this matter remains uncertain. Additionally, other Covered Litigation matters are also pending judicial resolution, including new matters filed by class members who opted out of the Settlement. So long as any Covered Litigation matter remains pending, FHN’s ability to transfer its Visa holdings is restricted, with limited exceptions.

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. As of September 30, 2016, the conversion ratio is 165 percent reflecting a Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this conversion ratio by an amount that is not determinable at present. Based on the closing price on September 30, 2016, assuming conversion into Class A shares at the current conversion ratio, FHN’s Visa holdings would have a value of approximately $151 million. Recognition of this value is dependent upon the final resolution of the remainder of Visa’s Covered Litigation matters without further reduction of the conversion ratio.

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

Note 11 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN contributed $165 million to the qualified pension plan in third quarter 2016. The contribution had no effect on FHN’s Consolidated Condensed Statements of Income. There were no contributions to the qualified pension plan in 2015.

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $4.9 million for 2015. FHN estimates that by the end of 2016, $5.2 million will have been contributed to the non-qualified plans in 2016.

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

Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants. FHN’s postretirement benefits include certain prescription drug benefits. In third quarter 2015, FHN notified participants of revisions to the retiree medical plan effective January 1, 2016. In conjunction with this action, FHN recognized an $8.3 million curtailment gain in third quarter 2015. FHN also recognized a $1.0 million reduction in the plans’ projected benefit obligation and a $5.3 million tax-effected adjustment to accumulated other comprehensive income.

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$10	$10	$28	$37
Interest cost	7,648	9,278	335	342
Expected return on plan assets	(9,797)	(9,354)	(227)	(243)
Amortization of unrecognized:
Prior service cost/(credit)	48	84	43	(291)
Actuarial (gain)/loss	1,971	2,786	(143)	(334)

Net periodic benefit cost/(credit)	$(120)	$2,804	$36	$(489)

ASC 715 curtailment gain	—	—	—	(8,283)

Total periodic benefit cost/(credit)	$(120)	$2,804	$36	$(8,772)

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$30	$30	$83	$112
Interest cost	23,412	27,318	969	1,062
Expected return on plan assets	(29,342)	(28,137)	(685)	(726)
Amortization of unrecognized:
Prior service cost/(credit)	147	250	128	(873)
Actuarial (gain)/loss	6,106	7,577	(608)	(822)

Net periodic benefit cost/(credit)	$353	$7,038	$(113)	$(1,247)

ASC 715 curtailment gain	—	—	—	(8,283)

Total periodic benefit cost/(credit)	$353	$7,038	$(113)	$(9,530)

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Consolidated
Net interest income	$185,195	$163,562	$533,533	$487,068
Provision for loan losses	4,000	1,000	11,000	8,000
Noninterest income	148,545	125,103	428,364	385,093
Noninterest expense	233,558	215,436	687,307	810,051

Income/(loss) before income taxes	96,182	72,229	263,590	54,110
Provision/(benefit) for income taxes	28,547	8,897	82,802	8,226

Net income/(loss)	$67,635	$63,332	$180,788	$45,884

Average assets	$27,609,702	$25,312,903	$27,021,137	$25,454,266

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Business Segment Information (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Regional Banking
Net interest income	$190,510	$165,253	$541,144	$485,564
Provision/(provision credit) for loan losses	8,544	6,696	34,194	28,689
Noninterest income	65,128	62,763	185,679	188,942
Noninterest expense	144,972	135,589	454,638	415,026

Income/(loss) before income taxes	102,122	85,731	237,991	230,791
Provision/(benefit) for income taxes	37,095	30,876	84,976	82,458

Net income/(loss)	$65,027	$54,855	$153,015	$148,333

Average assets	$17,582,996	$14,989,007	$16,704,503	$14,748,349
Fixed Income
Net interest income	$2,412	$3,003	$8,225	$11,616
Noninterest income	72,073	51,757	217,278	169,323
Noninterest expense	59,575	59,844	181,124	165,836

Income/(loss) before income taxes	14,910	(5,084)	44,379	15,103
Provision/(benefit) for income taxes	5,459	(2,384)	16,089	4,914

Net income/(loss)	$9,451	$(2,700)	$28,290	$10,189

Average assets	$2,305,968	$2,190,624	$2,348,619	$2,350,786
Corporate
Net interest income/(expense)	$(18,195)	$(19,027)	$(48,409)	$(52,467)
Noninterest income	5,134	8,559	15,766	17,845
Noninterest expense	14,841	11,804	44,392	40,207

Income/(loss) before income taxes	(27,902)	(22,272)	(77,035)	(74,829)
Provision/(benefit) for income taxes	(16,739)	(24,946)	(40,833)	(52,640)

Net income/(loss)	$(11,163)	$2,674	$(36,202)	$(22,189)

Average assets	$5,880,090	$5,886,929	$6,024,553	$5,951,999
Non-Strategic
Net interest income	$10,468	$14,333	$32,573	$42,355
Provision/(provision credit) for loan losses	(4,544)	(5,696)	(23,194)	(20,689)
Noninterest income	6,210	2,024	9,641	8,983
Noninterest expense	14,170	8,199	7,153	188,982

Income/(loss) before income taxes	7,052	13,854	58,255	(116,955)
Provision/(benefit) for income taxes	2,732	5,351	22,570	(26,506)

Net income/(loss)	$4,320	$8,503	$35,685	$(90,449)

Average assets	$1,840,648	$2,246,343	$1,943,462	$2,403,132

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$127	N/A	$2,000	N/A
Loans, net of unearned income	38,519	N/A	59,258	N/A
Less: Allowance for loan losses	588	N/A	54	N/A

Total net loans	37,931	N/A	59,204	N/A

Other assets	286	$72,916	114	$66,490

Total assets	$38,344	$72,916	$61,318	$66,490

Liabilities:
Term borrowings	$26,062	N/A	$48,491	N/A
Other liabilities	3	$53,429	3	$49,275

Total liabilities	$26,065	$53,429	$48,494	$49,275

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

FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were not significant for the three or nine months ended September 30, 2016 and 2015. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2016 and 2015 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$5,445	$2,293	$10,073	$6,653
Low income housing tax credits	(2,615)	(2,363)	(7,672)	(7,089)
Other tax benefits related to qualifying LIHTC investments	(6,131)	(819)	(8,310)	(2,418)

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

Proprietary Residential Mortgage Securitizations. FHN holds variable interests in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. While FHN is assumed to have the power as servicer to most significantly impact the activities of such VIEs, in situations where FHN does not have the ability to participate in significant portions of a securitization trust’s cash flows, FHN is not considered the primary beneficiary of the trust. Therefore, these trusts are not consolidated by FHN.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2016:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$65,754	$12,817	(a)
Other tax credit investments (b) (c)	20,321	—	Other assets
Small issuer trust preferred holdings (d)	333,309	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	49,370	64,803	(e)
Proprietary residential mortgage securitizations	17,201	—	(f)
Holdings of agency mortgage-backed securities (d)	4,586,329	—	(g)
Short positions in agency mortgage-backed securities (h)	N/A	199	Trading liabilities
Commercial loan troubled debt restructurings (i)	36,354	—	Loans, net of unearned income
Sale-leaseback transaction	11,827	—	(j)

(a)	Maximum loss exposure represents $52.9 million of current investments and $12.8 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2017.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $64.8 million classified as Term borrowings.
(f)	Includes $.3 million classified as MSR, $2.8 million classified as Trading securities, and $14.1 million of aggregate servicing advances.
(g)	Includes $.7 billion classified as Trading securities and $3.8 billion classified as Securities available-for-sale.
(h)	No exposure of loss due to the nature of FHN’s involvement.
(i)	Maximum loss exposure represents $36.3 million of current receivables and $.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2015:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$76,982	$22,224	(a)
Other tax credit investments (b) (c)	21,359	—	Other assets
Small issuer trust preferred holdings (d)	344,291	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	50,037	64,137	(e)
Proprietary and agency residential mortgage securitizations	25,105	—	(g)
Holdings of agency mortgage-backed securities (d)	4,030,604	—	(h)
Short positions in agency mortgage-backed securities (f)	N/A	896	Trading liabilities
Commercial loan troubled debt restructurings (i) (j)	29,280	—	Loans, net of unearned income

(a)	Maximum loss exposure represents $54.8 million of current investments and $22.2 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2016.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $64.1 million classified as Term borrowings.
(f)	No exposure of loss due to the nature of FHN’s involvement.
(g)	Includes $.6 million classified as MSR, $4.6 million classified as Trading securities, and $19.9 million of aggregate servicing advances.
(h)	Includes $549.2 million classified as Trading securities and $3.5 billion classified as Securities available-for-sale.
(i)	Maximum loss exposure represents $29.2 million of current receivables and $.1 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(j)	A liability is not recognized as the loans are the only variable interests held in the troubled commercial borrowers’ operations.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. On September 30, 2016 and 2015, respectively, FHN had $77.6 million and $88.6 million of cash receivables and $42.1 million and $47.4 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Trading Activities

FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $59.0 million and $43.0 million for the three months ended September 30, 2016 and 2015, respectively, and $185.9 million and $143.2 million for the nine months ended September 30, 2016 and 2015. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with fixed income trading activities as of September 30, 2016 and 2015:

	September 30, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,891,507	$80,800	$580
Offsetting Upstream Interest Rate Contracts	1,891,507	580	80,800
Option Contracts Purchased	67,500	89	—
Forwards and Futures Purchased	4,183,225	10,092	965
Forwards and Futures Sold	4,528,079	1,667	9,959

	September 30, 2015
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,670,717	$82,905	$1,512
Offsetting Upstream Interest Rate Contracts	1,670,717	1,512	82,905
Option Contracts Purchased	10,000	23	—
Forwards and Futures Purchased	3,458,150	15,561	353
Forwards and Futures Sold	3,578,542	774	15,568

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

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $9.6 million and $8.8 million in Derivative assets as of September 30, 2016 and 2015, respectively. There was an insignificant level of ineffectiveness related to this hedge.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $7.7 million in Derivative assets as of September 30, 2016. There was an insignificant level of ineffectiveness related to this hedge.

Prior to maturity in April 2016, FHN designated a derivative transaction in a hedging strategy to manage interest rate risk of certain term borrowings totaling $250.0 million. These swaps were accounted for as fair value hedges under the shortcut method. The balance sheet amount of this swap was $6.1 million in Derivative assets on September 30, 2015.

Prior to maturity in December 2015, FHN designated a derivative transaction in a hedging strategy to manage interest rate risk on its $500 million noncallable senior debt. This derivative qualified for hedge accounting under ASC 815-20 using the long-haul method. FHN hedged the interest rate risk on this debt using a pay floating, receive fixed interest rate swap. The balance sheet amount of this swap was $2.1 million in Derivative assets as of September 30, 2015. There was no ineffectiveness related to this hedge.

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

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of and for the three and nine months ended September 30, 2016 and 2015:

					Gains/(Losses)
					Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		September 30, 2016		September 30, 2016
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$1,204,975	$45,096	$89		$(1,964)		$18,749
Offsetting Upstream Interest Rate Contracts (a)	1,204,975	89	45,596		1,964		(18,749)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$900,000	$17,257	N/A		$(7,254)		$19,352
Hedged Items:
Term Borrowings (b)	N/A	N/A	$900,000	(c)	$7,152	(d)	$(19,059	)(d)

					Gains/(Losses)
					Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities		September 30, 2015		September 30, 2015
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$790,321	$34,507	$210		$10,558		$8,643
Offsetting Upstream Interest Rate Contracts (a)	790,321	210	35,007		(10,558)		(8,643)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$1,150,000	$16,960	N/A		$3,247		$(6,593)
Hedged Items:
Term Borrowings (b)	N/A	N/A	$1,150,000	(c)	$(3,167	)(d)	$6,645	(d)

(a)	Gains/losses included in the All other expense section of the Consolidated Condensed Statements of Income.
(b)	Gains/losses included in the All other income and commissions section of the Consolidated Condensed Statements of Income.
(c)	Represents par value of term borrowings being hedged.
(d)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

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

Note 14 – Derivatives (Continued)

The following table summarizes FHN’s derivative activities associated with cash flow hedges as of and for the three and nine months ended September 30, 2016.

				Gains/(Losses)
				Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets	Liabilities	September 30, 2016		September 30, 2016
Cash Flow Hedges

Hedging Instruments:
Interest Rate Swaps (a)	$250,000	$5,061	N/A	$(2,545	)(b)	$5,061	(b)

Hedged Items:
Variability in Cash Flows Related to Trust Preferred Loans	N/A	250,000	N/A	N/A		N/A

(a)	After tax gains/(losses) included within AOCI.
(b)	Includes approximately $1.2 million expected to be reclassified into earnings in the next twelve months.

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

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of and for the three and nine months ended September 30, 2016 and 2015:

					Gains/(Losses)
					Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	September 30, 2016		September 30, 2016
Loan Portfolio Hedging

Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$287	$93		$201

Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(92	)(c)	$(199	)(c)

					Gains/(Losses)
					Three Months Ended		Nine Months Ended
(Dollars in thousands)	Notional	Assets		Liabilities	September 30, 2015		September 30, 2015
Loan Portfolio Hedging

Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$600	$40		$144

Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A	$(39	)(c)	$(142	)(c)

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.
(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2016 and 2015, the derivative liabilities associated with the sales of Visa Class B shares were $6.5 million and $4.8 million, respectively. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2016 and 2015, these loans were valued at $2.6 million and $2.8 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.

Note 14 – Derivatives (Continued)

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $80.8 million of assets and $66.7 million of liabilities on September 30, 2016, and $93.1 million of assets and $79.7 million of liabilities on September 30, 2015. As of September 30, 2016 and 2015, FHN had received collateral of $156.9 million in both periods and posted collateral of $68.4 million and $79.9 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $80.5 million of assets and $23.8 million of liabilities on September 30, 2016, and $93.1 million of assets and $20.2 million of liabilities on September 30, 2015. As of September 30, 2016 and 2015, FHN had received collateral of $156.9 million in both periods and posted collateral of $28.4 million and $24.6 million, respectively, in the normal course of business related to these contracts.

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

For this disclosure, FHN considers the impact of master netting and other similar agreements which allow FHN to settle all contracts with a single counterparty on a net basis and to offset the net derivative asset or liability position with the related securities and cash collateral. The application of the collateral cannot reduce the net derivative asset or liability position below zero, and therefore any excess collateral is not reflected in the following tables.

Note 14 – Derivatives (Continued)

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of September 30:

				Gross amounts not offset in the
				Statements of Condition
		Gross amounts	Net amounts of	Derivative
	Gross amounts	offset in the	assets presented	liabilities
	of recognized	Statements of	in the Statements	available for	Collateral
(Dollars in thousands)	assets	Condition	of Condition (a)	offset	Received	Net amount
Derivative assets:
2016 (b)	$148,883	$—	$148,883	$(8,823)	$(125,095)	$14,965
2015 (b)	136,098	—	136,098	(9,748)	(121,401)	4,949

(a)	Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of September 30, 2016 and 2015, $11.9 million and $16.5 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2016 and 2015 are comprised entirely of interest rate derivative contracts.

The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of September 30:

				Gross amounts not offset in the
		Gross amounts	Net amounts of	Statements of Condition
	Gross amounts	offset in the	liabilities presented	Derivative
	of recognized	Statements of	in the Statements	assets available	Collateral
(Dollars in thousands)	liabilities	Condition	of Condition (a)	for offset	pledged	Net amount
Derivative liabilities:
2016 (b)	$127,352	$—	$127,352	$(8,823)	$(57,298)	$61,231
2015 (b)	120,234	—	120,234	(9,748)	(78,211)	32,275

(a)	Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of September 30, 2016 and 2015, $17.5 million and $20.7 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	2016 and 2015 are comprised entirely of interest rate derivative contracts.

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

The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of September 30:

				Gross amounts not offset in the
				Statements of Condition
		Gross amounts	Net amounts of	Offsetting	Securities collateral
	Gross amounts	offset in the	assets presented	securities sold	(not recognized on
	of recognized	Statements of	in the Statements	under agreements	FHN’s Statements
(Dollars in thousands)	assets	Condition	of Condition	to repurchase	of Condition)	Net amount
Securities purchased under agreements to resell:
2016	$802,815	$—	$802,815	$(1,632)	$(792,851)	$8,332
2015	793,098	—	793,098	(2,909)	(782,844)	7,345

The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of September 30:

				Gross amounts not offset in the
				Statements of Condition
		Gross amounts	Net amounts of	Offsetting
	Gross amounts	offset in the	liabilities presented	securities
	of recognized	Statements of	in the Statements	purchased under	Securities
(Dollars in thousands)	liabilities	Condition	of Condition	agreements to resell	Collateral	Net amount
Securities sold under agreements to repurchase:
2016	$341,998	$—	$341,998	$(1,632)	$(340,047)	$319
2015	332,329	—	332,329	(2,909)	(329,420)	—

Note 15 –Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing and Lending Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of September 30:

	September 30, 2016
	Overnight and
(Dollars in thousands)	Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$38,382	$—	$38,382
Government agency issued MBS	289,341	—	289,341
Government agency issued CMO	—	14,275	14,275

Total Securities sold under agreements to repurchase	$327,723	$14,275	$341,998

	September 30, 2015
	Overnight and
(Dollars in thousands)	Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$23,812	$—	$23,812
Government agency issued CMO	297,578	10,939	308,517

Total Securities sold under agreements to repurchase	$321,390	$10,939	$332,329

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - fixed income:
U.S. treasuries	$—	$110,538	$—	$110,538
Government agency issued MBS	—	478,756	—	478,756
Government agency issued CMO	—	266,284	—	266,284
Other U.S. government agencies	—	121,460	—	121,460
States and municipalities	—	93,448	—	93,448
Corporate and other debt	—	246,153	5	246,158
Equity, mutual funds, and other	—	1,112	—	1,112

Total trading securities - fixed income	—	1,317,751	5	1,317,756

Trading securities - mortgage banking	—	—	2,779	2,779
Loans held-for-sale	—	214	22,536	22,750
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	1,940,357	—	1,940,357
Government agency issued CMO	—	1,901,144	—	1,901,144
Equity, mutual funds, and other	24,636	—	—	24,636

Total securities available-for-sale	24,636	3,841,601	—	3,866,237

Other assets:
Mortgage servicing rights	—	—	1,246	1,246
Deferred compensation assets	31,892	—	—	31,892
Derivatives, forwards and futures	11,759	—	—	11,759
Derivatives, interest rate contracts	—	148,972	—	148,972
Derivatives, other	—	5	—	5

Total other assets	43,651	148,977	1,246	193,874

Total assets	$68,287	$5,308,543	$26,566	$5,403,396

Trading liabilities - fixed income:
U.S. treasuries	$—	$508,895	$—	$508,895
Government agency issued MBS	—	199	—	199
Other U.S. government agencies	—	7,934	—	7,934
States and municipalities	—	143	—	143
Corporate and other debt	—	185,055	—	185,055

Total trading liabilities - fixed income	—	702,226	—	702,226

Other liabilities:
Derivatives, forwards and futures	10,924	—	—	10,924
Derivatives, interest rate contracts	—	127,352	—	127,352
Derivatives, other	—	13	6,540	6,553

Total other liabilities	10,924	127,365	6,540	144,829

Total liabilities	$10,924	$829,591	$6,540	$847,055

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities - fixed income:
U.S. treasuries	$—	$97,211	$—	$97,211
Government agency issued MBS	—	265,290	—	265,290
Government agency issued CMO	—	283,927	—	283,927
Other U.S. government agencies	—	113,739	—	113,739
States and municipalities	—	65,255	—	65,255
Trading Loans	—	16,943	—	16,943
Corporate and other debt	—	381,470	5	381,475
Equity, mutual funds, and other	—	742	—	742

Total trading securities - fixed income	—	1,224,577	5	1,224,582

Trading securities - mortgage banking	—	—	4,598	4,598
Loans held-for-sale	—	—	26,789	26,789
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	945,951	—	945,951
Government agency issued CMO	—	2,535,436	—	2,535,436
Other U.S. government agencies	—	—	1,446	1,446
States and municipalities	—	7,655	1,500	9,155
Equity, mutual funds, and other	25,840	—	—	25,840

Total securities available-for-sale	25,840	3,489,142	2,946	3,517,928

Other assets:
Mortgage servicing rights	—	—	1,993	1,993
Deferred compensation assets	25,972	—	—	25,972
Derivatives, forwards and futures	16,335	—	—	16,335
Derivatives, interest rate contracts	—	136,121	—	136,121
Derivatives, other	—	92	—	92

Total other assets	42,307	136,213	1,993	180,513

Total assets	$68,147	$4,849,932	$36,331	$4,954,410

Trading liabilities - fixed income:
U.S. treasuries	$—	$478,759	$—	$478,759
Government agency issued MBS	—	1,481	—	1,481
Other U.S. government agencies	—	6,482	—	6,482
Corporate and other debt	—	301,841	—	301,841

Total trading liabilities - fixed income	—	788,563	—	788,563

Other liabilities:
Derivatives, forwards and futures	15,921	—	—	15,921
Derivatives, interest rate contracts	—	120,234	—	120,234
Derivatives, other	—	—	4,810	4,810

Total other liabilities	15,921	120,234	4,810	140,965

Total liabilities	$15,921	$908,797	$4,810	$929,528

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2016 and 2015, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2016
					Securities	Mortgage
	Trading		Loans held-		available-	servicing	Net derivative
(Dollars in thousands)	securities		for-sale		for-sale	rights, net	liabilities
Balance on July 1, 2016	$2,826		$25,738		$1,500	$1,406	$(6,835)
Total net gains/(losses) included in:
Net income	304		1,604		—	—	(4)
Purchases	—		198		—	—	—
Settlements	(346)		(2,146)		(1,500)	(160)	299
Net transfers into/(out of) Level 3	—		(2,858	)(b)	—	—	—

Balance on September 30, 2016	$2,784		$22,536		$—	$1,246	$(6,540)

Net unrealized gains/(losses) included in net income	$244	(a)	$1,604	(a)	$—	$—	$(4	)(c)

	Three Months Ended September 30, 2015
					Securities	Mortgage
	Trading		Loans held-		available-	servicing	Net derivative
(Dollars in thousands)	securities		for-sale		for-sale	rights, net	liabilities
Balance on July 1, 2015	$4,929		$26,525		$3,060	$2,158	$(4,810)
Total net gains/(losses) included in:
Net income	57		803		—	—	(302)
Other comprehensive income/(loss)	—		—		(16)	—	—
Purchases	—		1,902		—	—	—
Settlements	(383)		(1,664)		(98)	(165)	302
Net transfers into/(out of) Level 3	—		(777	)(b)	—	—	—

Balance on September 30, 2015	$4,603		$26,789		$2,946	$1,993	$(4,810)

Net unrealized gains/(losses) included in net income	$57	(a)	$803	(a)	$—	$—	$(302	)(c)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances generally reflect movements out of recurring loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2016 and 2015, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2016
					Securities	Mortgage
	Trading		Loans held-		available-	servicing	Net derivative
(Dollars in thousands)	securities		for-sale		for-sale	rights, net	liabilities
Balance on January 1, 2016	$4,377		$27,418		$1,500	$1,841	$(4,810)
Total net gains/(losses) included in:
Net income	506		2,375		—	31	(2,627)
Purchases	—		673		—	—	—
Sales	—		—		—	(205)	—
Settlements	(2,099)		(4,643)		(1,500)	(421)	897
Net transfers into/(out of) Level 3	—		(3,287	)(b)	—	—	—

Balance on September 30, 2016	$2,784		$22,536		$—	$1,246	$(6,540)

Net unrealized gains/(losses) included in net income	$324	(a)	$2,375	(a)	$—	$—	$(2,627	)(c)

	Nine Months Ended September 30, 2015
					Securities	Mortgage
	Trading		Loans held-		available-	servicing	Net derivative
(Dollars in thousands)	securities		for-sale		for-sale	rights, net	liabilities
Balance on January 1, 2015	$5,642		$27,910		$3,307	$2,517	$(5,240)
Total net gains/(losses) included in:
Net income	296		2,193		—	—	(466)
Other comprehensive income/(loss)	—		—		(44)	—	—
Purchases	—		3,080		—	—	—
Settlements	(1,335)		(4,483)		(317)	(524)	896
Net transfers into/(out of) Level 3	—		(1,911	)(b)	—	—	—

Balance on September 30, 2015	$4,603		$26,789		$2,946	$1,993	$(4,810)

Net unrealized gains/(losses) included in net income	$296	(a)	$2,193	(a)	$—	$—	$(466	)(c)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of recurring loans held-for-sale level 3 balances generally reflect movements out of recurring loans held-for-sale and into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of LOCOM accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2016 and 2015, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2016				September 30, 2016	September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - first mortgages	$—	$—	$671	$671	$10	$17
Loans, net of unearned income (a)	—	—	31,797	31,797	461	(3,249)
Real estate acquired by foreclosure (b)	—	—	13,678	13,678	(711)	(1,561)
Other assets (c)	—	—	28,285	28,285	(788)	(2,325)

					$(1,028)	$(7,118)

Note 16 – Fair Value of Assets & Liabilities (Continued)

					Three Months Ended	Nine Months Ended
	Carrying value at September 30, 2015				September 30, 2015	September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)	Net gains/(losses)
Loans held-for-sale - first mortgages	$—	$—	$726	$726	$10	$48
Loans, net of unearned income (a)	—	—	27,898	27,898	1,195	2,729
Real estate acquired by foreclosure (b)	—	—	25,872	25,872	(706)	(2,366)
Other assets (c)	—	—	27,825	27,825	(439)	(1,383)

					$60	$(972)

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of September 30, 2016 and 2015:

(Dollars in Thousands)

Level 3 Class	Fair Value at September 30, 2016	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$2,779	Discounted cash flow	Prepayment speeds	34% - 46%
			Discount rate	30% - 57%
Loans held-for-sale - residential real estate	23,207	Discounted cash flow	Prepayment speeds - First mortgage	2% - 20%
			Prepayment speeds - HELOC	5% - 15%
			Foreclosure losses	47% - 57%
			Loss severity trends - First mortgage	5% - 70% of UPB
			Loss severity trends - HELOC	35% - 100% of UPB
			Draw rate - HELOC	5% - 12%
Derivative liabilities, other	6,540	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	27 - 57 months
Loans, net of unearned income (a)	31,797	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	13,678	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	28,285	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)

Level 3 Class	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Input	Values Utilized
Trading securities - mortgage	$4,598	Discounted cash flow	Prepayment speeds	43% - 45%
			Discount rate	6% - 59%
Loans held-for-sale - residential real estate	27,515	Discounted cash flow	Prepayment speeds - First mortgage	2% - 20%
			Prepayment speeds - HELOC	5% - 15%
			Foreclosure Losses	45% - 55%
			Loss severity trends - First mortgage	20% - 70% of UPB
			Loss severity trends - HELOC	35% - 100% of UPB
			Draw Rate - HELOC	5% - 12%
Derivative liabilities, other	4,810	Discounted cash flow	Visa covered litigation resolution amount	$4.5 billion - $5.5 billion
			Probability of resolution scenarios	5% - 25%
			Time until resolution	6 - 42 months
Loans, net of unearned income (a)	27,898	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction Values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	25,872	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	27,825	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Fair Value Option

FHN elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes under the Financial Instruments Topic (“ASC 825”). FHN determined that the election reduced certain timing differences and better matched changes in the value of such loans with changes in the value of derivatives and forward delivery commitments used as economic hedges for these assets at the time of election.

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

	September 30, 2016
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$22,750	$34,241	$(11,491)
Nonaccrual loans	6,638	12,850	(6,212)
Loans 90 days or more past due and still accruing	22	26	(4)

	September 30, 2015
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$26,789	$41,350	$(14,561)
Nonaccrual loans	7,206	13,712	(6,506)
Loans 90 days or more past due and still accruing	2,677	3,822	(1,145)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2016	2015	2016	2015
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$1,604	$803	$2,375	$2,193

For the three months ended September 30, 2016, and 2015, the amounts for residential real estate loans held-for-sale include a gain of $.5 million and a loss of $.2 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. For the nine months ended September 30, 2016, and 2015, the amounts for loans held-for-sale include gains of $.7 million and $.5 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Loans held-for-sale. Residential real estate loans held-for-sale are valued using current transaction prices and/or values on similar assets when available, including committed bids for specific loans or loan portfolios. Uncommitted bids may be adjusted based on other available market information. For all other loans FHN determines the fair value of residential real estate loans held-for-sale using a discounted cash flow model which incorporates both observable and unobservable inputs. Inputs include current mortgage rates for similar products, estimated prepayment rates, foreclosure losses, and various loan performance measures (delinquency, LTV, credit score). Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure. The valuation of HELOCs also incorporates estimates of loan draw rates as well as estimated cancellation rates for loans expected to become delinquent.

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

Mortgage servicing rights. FHN recognizes all classes of MSR at fair value. In third quarter 2013, FHN agreed to sell substantially all of its remaining legacy mortgage servicing. Since that time FHN has used the price in the definitive agreement, as adjusted for the portion of pricing that was not specific to the MSR, as a third-party pricing source in the valuation of the remaining MSR.

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of September 30, 2016 and 2015, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.

Assets and liabilities that are not financial instruments have not been included in the following table such as the value of long-term relationships with deposit and trust customers, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Additionally, these measurements are solely for financial instruments as of the measurement date and do not consider the earnings potential of our various business lines. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of FHN.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as well as unfunded loan commitments and stand by and other commitments as of September 30, 2016 and 2015.

	September 30, 2016
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$12,031,432	$—	$—	$11,937,281	$11,937,281
Commercial real estate	2,033,175	—	—	2,009,820	2,009,820
Consumer:
Consumer real estate	4,525,136	—	—	4,455,675	4,455,675
Permanent mortgage	419,511	—	—	410,302	410,302
Credit card & other	344,976	—	—	345,971	345,971

Total loans, net of unearned income and allowance for loan losses	19,354,230	—	—	19,159,049	19,159,049

Short-term financial assets:
Interest-bearing cash	219,834	219,834	—	—	219,834
Federal funds sold	27,097	—	27,097	—	27,097
Securities purchased under agreements to resell	802,815	—	802,815	—	802,815

Total short-term financial assets	1,049,746	219,834	829,912	—	1,049,746

Trading securities (a)	1,320,535	—	1,317,751	2,784	1,320,535
Loans held-for-sale	155,215	—	46,681	108,534	155,215
Securities available-for-sale (a) (b)	4,027,594	24,636	3,841,601	161,357	4,027,594
Securities held-to-maturity	14,340	—	—	15,042	15,042
Derivative assets (a)	160,736	11,759	148,977	—	160,736

Other assets:
Tax credit investments	90,824	—	—	89,879	89,879
Deferred compensation assets	31,892	31,892	—	—	31,892

Total other assets	122,716	31,892	—	89,879	121,771

Nonearning assets:
Cash & due from banks	327,639	327,639	—	—	327,639
Fixed income receivables	91,997	—	91,997	—	91,997
Accrued interest receivable	64,511	—	64,511	—	64,511

Total nonearning assets	484,147	327,639	156,508	—	484,147

Total assets	$26,689,259	$615,760	$6,341,430	$19,536,645	$26,493,835

Liabilities:
Deposits:
Defined maturity	$1,325,079	$—	$1,334,178	$—	$1,334,178
Undefined maturity	20,249,101	—	20,249,101	—	20,249,101

Total deposits	21,574,180	—	21,583,279	—	21,583,279

Trading liabilities (a)	702,226	—	702,226	—	702,226

Short-term financial liabilities:
Federal funds purchased	538,284	—	538,284	—	538,284
Securities sold under agreements to repurchase	341,998	—	341,998	—	341,998
Other short-term borrowings	792,736	—	792,736	—	792,736

Total short-term financial liabilities	1,673,018	—	1,673,018	—	1,673,018

Term borrowings:
Real estate investment trust-preferred	46,015	—	—	49,350	49,350
Term borrowings - new market tax credit investment	18,000	—	—	18,240	18,240
Borrowings secured by residential real estate	26,062	—	—	24,759	24,759
Other long term borrowings	975,574	—	965,124	—	965,124

Total term borrowings	1,065,651	—	965,124	92,349	1,057,473

Derivative liabilities (a)	144,829	10,924	127,365	6,540	144,829

Other noninterest-bearing liabilities:
Fixed income payables	68,897	—	68,897	—	68,897
Accrued interest payable	15,376	—	15,376	—	15,376

Total other noninterest-bearing liabilities	84,273	—	84,273	—	84,273

Total liabilities	$25,244,177	$10,924	$25,135,285	$98,889	$25,245,098

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	September 30, 2015
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$9,538,832	$—	$—	$9,473,702	$9,473,702
Commercial real estate	1,462,696	—	—	1,447,848	1,447,848
Consumer:
Consumer real estate	4,731,464	—	—	4,535,337	4,535,337
Permanent mortgage	443,817	—	—	413,188	413,188
Credit card & other	337,869	—	—	339,527	339,527

Total loans, net of unearned income and allowance for loan losses	16,514,678	—	—	16,209,602	16,209,602

Short-term financial assets:
Interest-bearing cash	596,689	596,689	—	—	596,689
Federal funds sold	64,438	—	64,438	—	64,438
Securities purchased under agreements to resell	793,098	—	793,098	—	793,098

Total short-term financial assets	1,454,225	596,689	857,536	—	1,454,225

Trading securities (a)	1,229,180	—	1,224,577	4,603	1,229,180
Loans held-for-sale (a)	124,308	—	—	124,308	124,308
Securities available-for-sale (a) (b)	3,673,641	25,840	3,489,142	158,659	3,673,641
Securities held-to-maturity	4,313	—	—	5,404	5,404
Derivative assets (a)	152,548	16,335	136,213	—	152,548

Other assets:
Tax credit investments	98,341	—	—	58,030	58,030
Deferred compensation assets	25,972	25,972	—	—	25,972

Total other assets	124,313	25,972	—	58,030	84,002

Nonearning assets:
Cash & due from banks	256,342	256,342	—	—	256,342
Fixed income receivables	83,547	—	83,547	—	83,547
Accrued interest receivable	65,956	—	65,956	—	65,956

Total nonearning assets	405,845	256,342	149,503	—	405,845

Total assets	$23,683,051	$921,178	$5,856,971	$16,560,606	$23,338,755

Liabilities:
Deposits:
Defined maturity	$1,033,896	$—	$1,039,007	$—	$1,039,007
Undefined maturity	17,831,324	—	17,831,324	—	17,831,324

Total deposits	18,865,220	—	18,870,331	—	18,870,331
Trading liabilities (a)	788,563	—	788,563	—	788,563
Short-term financial liabilities:
Federal funds purchased	520,992	—	520,992	—	520,992
Securities sold under agreements to repurchase	332,329	—	332,329	—	332,329
Other short-term borrowings	99,887	—	99,887	—	99,887

Total short-term financial liabilities	953,208	—	953,208	—	953,208

Term borrowings:
Real estate investment trust-preferred	45,947	—	—	49,350	49,350
Term borrowings - new market tax credit investment	18,000	—	—	18,158	18,158
Borrowings secured by residential real estate	48,491	—	—	41,848	41,848
Other long term borrowings	1,227,502	—	1,214,410	—	1,214,410

Total term borrowings	1,339,940	—	1,214,410	109,356	1,323,766

Derivative liabilities (a)	140,965	15,921	120,234	4,810	140,965

Other noninterest-bearing liabilities:
Fixed income payables	95,346	—	95,346	—	95,346
Accrued interest payable	25,358	—	25,358	—	25,358

Total other noninterest-bearing liabilities	120,704	—	120,704	—	120,704

Total liabilities	$22,208,600	$15,921	$22,067,450	$114,166	$22,197,537

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $65.8 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Contractual Amount		Fair Value
(Dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Unfunded Commitments:
Loan commitments	$8,012,345	$7,962,431	$1,998	$2,694
Standby and other commitments	287,499	281,740	3,867	4,424

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of September 30, 2016, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

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

On October 27, 2016, FTN Financial announced its plan to acquire Coastal Securities (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $160 million in cash. Based in Houston, TX, Coastal also trades United States Department of Agriculture (“USDA”) loans and fixed income products and provides municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products, combined with FTN Financial’s existing SBA trading activities, will establish an additional major product sector for FTN Financial. The transaction, which is subject to regulatory approvals, the affirmative vote of Coastal Financial Holdings, Inc. (“CFH”) shareholders and other customary closing conditions, is expected to close in early 2017.

On September 16, 2016, FTBNA acquired approximately $535 million of UPB in restaurant franchise loans from GE Capital. The acquired loans were combined with existing FTBNA relationships to establish a franchise finance specialty lending business.

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

ADOPTION OF ACCOUNTING UPDATES

Effective January 1, 2016, FHN retroactively adopted the requirements of ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented as a direct reduction from the carrying value of that debt liability, consistent with debt discounts. FHN previously classified debt issuance costs within Other assets in the Consolidated Condensed Statements of Condition, consistent with prior requirements. The retrospective application of ASU 2015-03 resulted in a decrease to Other assets and Term borrowings of $1.2 million at September 30, 2015 and $2.5 million at December 31, 2015 versus previously reported amounts. The adoption of ASU 2015-03 had no effect on FHN’s recognition of interest expense. All prior periods and associated narrative in this report have been revised to reflect this change. For additional information see Note 1 – Financial Information in this report.

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

FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September  30, 2016, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

In third quarter 2016, FHN reported net income available to common shareholders of $63.2 million, or $.27 per diluted share, compared to net income available to common shareholders of $58.8 million or $.25 per diluted share in third quarter 2015. Results improved in third quarter 2016 relative to the prior year due to an increase in revenue somewhat offset by higher noninterest expense and loan loss provision expense. Additionally, the provision for income taxes increased $19.7 million in third quarter 2016 compared to the prior year. For the nine months ended September 30, 2016, FHN reported net income available to common shareholders of $167.6 million or $.71 per diluted share compared to a net income of $32.6 million or $.14 per diluted share for the nine months ended September 30, 2015. The improvement in results for the year-to-date period was the result of lower expenses in 2016, discussed below, coupled with an increase in revenue compared to the prior year. The provision for income taxes increased $74.6 million for the year-to-date period of 2016.

Total revenue increased $45.1 million and $89.7 million, respectively, for the three and nine months ended September 30, 2016 to $333.7 million and $961.9 million. The increase in revenue for both periods was driven by higher fixed income product revenue and an increase in net interest income (“NII”).

Noninterest expense for the three months ended September 30, 2016 and 2015 was $233.6 million and $215.4 million, respectively. The expense increase in third quarter 2016 compared to third quarter 2015 was primarily driven by higher personnel-related expenses within the Fixed Income and Regional Banking operating segments, somewhat offset by a net decline in accruals related to loss contingencies and litigation matters. Noninterest expense for the nine months ended September 30, 2016 and 2015 was $687.3 million and $810.1 million, respectively. The decrease in expense for the year-to-date period was largely the result of a net decline in accruals related to contingencies and litigation matters primarily associated with the 2015 DOJ/HUD settlement of potential claims related to FHN’s underwriting and origination of FHA-insured mortgage loans. Additionally, a $31.6 million mortgage repurchase provision expense reversal recognized in 2016 also favorably impacted expenses, but was somewhat offset by higher personnel expenses in the Fixed Income and Regional Banking segments relative to 2015.

On a consolidated basis, credit quality remained strong in 2016, with non-performing loans, net charge-offs, delinquencies, and the allowance for loan losses all decreasing relative to the prior year. The loan loss provision was $4.0 million in third quarter 2016 compared to $1.0 million in third quarter 2015. For the nine months ended September 30, 2016 and 2015, the loan loss provision was $11.0 million and $8.0 million, respectively.

Return on average common equity and return on average assets for third quarter 2016 were 10.80 percent and .97 percent, respectively, compared to 10.83 percent and .99 percent, respectively, in third quarter 2015. During the nine months ended September 30, 2016, the return on average common equity and the return on average assets were 9.81 percent and ..89 percent, respectively, compared to 2.02 percent and .24 percent, respectively, during the nine months ended September 30, 2015. Common Equity Tier 1, Tier 1, and Total capital ratios were 9.81 percent, 11.03 percent, and 12.09 percent, respectively, in third quarter 2016 compared to 10.71 percent, 12.11 percent, and 13.38 percent, respectively, in third quarter 2015. Average assets increased to $27.6 billion in third quarter 2016 from $25.3 billion in third quarter 2015. Average loans increased 12 percent and 9 percent to $18.7 billion and $17.9 billion, respectively, for the three and nine months ended September 30, 2016 relative to the prior year. Average core deposits increased 11 percent and 10 percent to $20.6 billion and $19.9 billion, respectively, for the three and nine months ended September 30, 2016, relative to the same periods in 2015. Average Shareholders’ equity increased to $2.7 billion in third quarter 2016 from $2.5 billion in third quarter 2015.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment increased to $102.1 million during third quarter 2016 from $85.7 million in third quarter 2015. For the nine months ended September 30, 2016, the regional bank’s pre-tax income was $238.0 million compared to $230.8 million for the nine months ended September 30, 2015. The increase in pre-tax income for the three and nine months ended September 30, 2016 was driven by an increase in revenue which more than offset higher expenses.

Total revenue increased 12 percent, or $27.6 million, to $255.6 million in third quarter 2016, from $228.0 million in third quarter 2015, primarily driven by an increase in NII. The increase in NII was primarily due to higher average balances of commercial loans. Noninterest income increased to $65.1 million in third quarter 2016 from $62.8 million in third quarter 2015. The increase was largely the result of a $1.8 million gain on the sale of properties and higher fee income associated with derivative sales recognized in 2016. Additionally, bankcard income increased in third quarter 2016, relative to the prior year, largely driven by a significant new relationship. A decline in fees from deposit transactions and cash management activities and lower brokerage, management fees, and commission income from the Bank’s wealth management group offset a portion of the increase in revenue. The decrease in fees from deposit transactions and cash management activities was primarily due to lower non-sufficient funds (“NSF”)/overdraft fees in the current year as a result of changes in consumer behavior. The decline in brokerage, management fees, and commission income was the result of market conditions and lower variable annuity sales as practices are adjusted to meet the standards of a changing regulatory environment. Additionally, a shift in product and fee structures caused a temporary decline in revenues but better met client needs and should result in revenue streams over the life of the product.

Provision expense increased to $8.5 million in third quarter 2016 from $6.7 million in third quarter 2015. The increase in provision during third quarter 2016 compared to prior year was primarily driven by increased reserves related to loan growth within the commercial portfolio which was mitigated by continued historically low levels of net charge-offs.

Noninterest expense was $145.0 million in third quarter 2016 up from $135.6 million in third quarter 2015. The expense increase was driven in part by increases in personnel expenses associated with a year-over-year increase in headcount related to the TAB acquisition and higher incentive expense associated with strategic hires and retention initiatives in growth markets. Personnel expenses in 2015 were favorably impacted by gains recognized in third quarter 2015 related to an employee benefit plan amendment which also contributed to the year-over-year increase in expenses. These increases were somewhat offset by a $4.3 million reversal of loss accruals related to legal matters recognized in third quarter 2016, as well as a decline in allocated pension expense compared to third quarter 2015 due to a change in the discount rates used in the calculation of pension and postretirement interest costs. Additionally, a decrease in the provision for unfunded commitments also favorably impacted expenses in 2016 relative to the prior year.

Total revenue increased 8 percent to $726.8 million for the nine months ended September 30, 2016 from $674.5 million for the nine months ended September 30, 2015, driven by an increase in NII. The increase in NII was primarily driven by higher average balances of commercial loans, but was somewhat offset by lower yielding commercial loans, a decrease in net interest income associated with payments received on non-performing loans recognized on a cash basis, and lower loan fees. Noninterest income was $185.7 million and $188.9 million for the nine months ended September 30, 2016 and 2015, respectively. The year-to-date decrease in noninterest income was primarily driven by a decline in fees from deposit transactions and cash management activities and lower brokerage, management fees, and commission income, somewhat offset by increases in bankcard income, fee income from derivative sales, and a $1.2 million net increase in gains on the sales of bank properties relative to 2015.

Provision expense for the nine months ended September 30, 2016 increased to $34.2 million from $28.7 million for the nine months ended September 30, 2015. The factors affecting the 2016 quarterly provision expense also drove provision expense for the 2016 year-to-date period.

Noninterest expense was $454.6 million and $415.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in expense was largely attributable to a $17.7 million increase in accruals related to loss contingencies and litigation matters and an increase in personnel-related expenses driven by the same factors affecting the quarterly increase in expenses discussed above. Also, FHN recognized a $4.2 million net increase in impairment and lease abandonment charges related to branch closures during the year-to-date period of 2016 which also contributed to the expense increase relative to 2015. These increases were partially offset by a decline in the provision for unfunded commitments, a decrease in expenses associated with foreclosed real estate driven by smaller negative fair value marks recognized in 2016 relative to the prior year, and a decrease in contract employment expenses due in large part to the completion of a large operations efficiency project in 2015.

Fixed Income

Pre-tax income in the fixed income segment was $14.9 million in third quarter 2016 compared to a pre-tax loss of $5.1 million during third quarter 2015. For the nine months ended September 30, 2016, fixed income’s pre-tax income was $44.4 million compared to $15.1 million for the nine months ended September 30, 2015. Fixed income product revenue increased 37 percent to $59.0 million in third quarter 2016 from $43.0 million in third quarter 2015, as average daily revenue (“ADR”) increased to $922 thousand in third quarter 2016 from $671 thousand in third quarter 2015. For the nine months ended September 30, 2016, fixed income product revenue was $185.9 million, up from $143.2 million in the prior year. The increase in fixed income product revenue in both periods reflects more favorable market conditions in 2016 resulting in increased performance across all product sectors, particularly FTN Financial’s agency and mortgage desks. Other product revenue increased to $13.1 million in third quarter 2016 from $8.8 million in third quarter 2015 primarily due to increases in fees from loan sales, derivative sales, and portfolio advisory services. For the nine months ended September 30, 2016 and 2015, other product revenue was $31.4 million and $26.2 million, respectively. The increase in the year-to-date period was driven by the same factors impacting the quarterly increase.

Noninterest expense decreased slightly to $59.6 million in third quarter 2016 from $59.8 million in third quarter 2015, as higher variable compensation expenses connected with the increase in fixed income product revenue in third quarter 2016 were more than offset by an $11.6 million charge to litigation and regulatory matters recognized in third quarter 2015 related to the resolution of a legal matter. Noninterest expense was $181.1 million and $165.8 million for the nine months ended September 30, 2016 and 2015, respectively. Higher variable compensation expenses connected with the increase in fixed income product revenue in 2016 were the primary driver of the expense increase relative to 2015; that increase however, was somewhat offset by the charge in 2015 to litigation and regulatory matters previously mentioned.

Corporate

The pre-tax loss for the corporate segment was $27.9 million and $22.3 million for the quarter ended September 30, 2016 and 2015, respectively, and was $77.0 million and $74.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Net interest expense decreased to $18.2 million in third quarter 2016 from $19.0 million in third quarter 2015 primarily due to a decrease in average term borrowings outstanding. Noninterest income (including securities gain/losses) was $5.1 million in third quarter 2016, down from $8.6 million in third quarter 2015. The decrease in noninterest income was driven by a $5.8 million gain on the extinguishment of junior subordinated notes underlying $200 million of trust preferred debt recognized in third quarter 2015, the impact of which was somewhat offset by an increase in deferred compensation income in 2016 versus 2015. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense.

Noninterest expense increased to $14.8 million in third quarter 2016 from $11.8 million in third quarter 2015, primarily driven by an increase in personnel-related expenses due in large part to an increase in deferred compensation expense, which is directionally consistent with the increase in deferred compensation income described above.

Net interest expense decreased to $48.4 million from $52.5 million for the year-to-date period ended September 30, 2016 driven by a decrease in average term borrowings outstanding and a larger AFS securities portfolio. Noninterest income (including securities gain/losses) was $15.8 million for the nine months ended September 30, 2016, compared to $17.8 million for the nine months ended September 30, 2015. The decrease in noninterest income was driven by the third quarter 2015 gain on extinguishment of debt previously mentioned, partially offset by an increase in deferred compensation income and an increase in securities gains. The securities gains increase was primarily the result of a $1.7 million gain recognized in first quarter 2016 on an exchange of approximately $294 million of AFS debt securities.

Noninterest expense was $44.4 million for the nine months ended September 30, 2016 compared to $40.2 million for the nine months ended September 30, 2015. The increase in noninterest expense was largely due to an increase in deferred compensation expense as well as a $2.1 million net increase in negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares.

Non-Strategic

The non-strategic segment had pre-tax income of $7.1 million in third quarter 2016 compared to $13.9 million in third quarter 2015. For the nine months ended September 30, 2016, the non-strategic segment had pre-tax income of $58.3 million compared to a pre-tax loss of $117.0 million for the nine months ended September 30, 2015. The decline for the quarterly period was driven by an increase in expenses in 2016 and lower revenue. The improvement for the nine months ended September 30, 2016 was driven by a net expense reversal for the year-to-date period which more than offset the decrease in NII.

Total revenue was $16.7 million and $16.4 million in third quarter 2016 and third quarter 2015, respectively. NII declined 27 percent to $10.5 million in third quarter 2016 from $14.3 million in third quarter 2015, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) increased $4.2 million from $2.0 million in third quarter 2015 to $6.2 million in third quarter 2016. The increase in noninterest income was driven by $4.4 million of gains primarily related to recoveries associated with prior legacy mortgage servicing sales.

The provision for loan losses within the non-strategic segment was a provision credit of $4.5 million in third quarter 2016 compared to a provision credit of $5.7 million in the prior year. Overall, the non-strategic segment continues to reflect stable performance combined with lower loan balances as reserves declined $31.7 million to $50.2 million as of September 30, 2016, nearly all of which was within the consumer real estate portfolio. Losses remain historically low as the non-strategic segment had net recoveries in 2016 versus $1.0 million in net charge-offs in third quarter a year ago.

Noninterest expense was $14.2 million in third quarter 2016 compared to $8.2 million in third quarter 2015. The increase in expense was driven by a $5.4 million net increase in accruals related to loss contingencies and litigation matters and higher legal expenses in third quarter 2016 compared to the prior year.

Total revenue was $42.2 million and $51.3 million for the nine months ended September 30, 2016 and 2015, respectively, with NII declining 23 percent to $32.6 million for the 2016 year-to-date period from $42.4 million for the same period of 2015, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) increased to $9.6 million for the nine months ended September 30, 2016 from $9.0 million. The increase in noninterest income was largely attributable to the gain recognized in third quarter 2016 that were primarily related to recoveries associated with prior legacy mortgage servicing sales previously mentioned, partially offset by a gain recognized in second quarter 2015 related to the sale of property.

The provision for loan losses within the non-strategic segment was a provision credit of $23.2 million for the nine months ended September 30, 2016 compared to a provision credit of $20.7 million for the nine months ended September 30, 2015. Overall, the non-strategic segment continues to reflect declining balances, primarily within the consumer real estate portfolio, combined with stable performance within the legacy portfolio. Losses remain historically low as the non-strategic segment had net recoveries for the nine months ended September 30, 2016 versus $3.1 million in net charge-offs a year ago.

Noninterest expense was $7.2 million for the nine months ended September 30, 2016 compared to $189.0 million for the nine months ended September 30, 2015. The decline in noninterest expense was primarily due to $162.5 million of loss accruals recognized in 2015 associated with the settlement reached with DOJ/HUD. Additionally, $31.6 million of mortgage repurchase and foreclosure expenses were reversed in 2016 primarily due to the settlements of certain repurchase claims. These transactions which were favorable to the year-over-year variance were somewhat offset by $8.0 million of accruals related to loss contingencies and litigation matters and higher legal expenses recognized in 2016. Generally, most other expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Consolidated revenue was $333.7 million in third quarter 2016, a 16 percent increase from $288.7 million in third quarter 2015 largely driven by increases in net interest income and fixed income product revenue. Total expenses increased 8 percent to $233.6 million in third quarter 2016 from $215.4 million in third quarter 2015. The expense increase was primarily due to higher personnel expenses, somewhat offset by a decrease in accruals related to loss contingencies and litigation matters. For the nine months ended September 30, 2016, total consolidated revenue was $961.9 million, up 10 percent from $872.2 million for the nine months ended September 30, 2015, driven by increases in fixed income product revenue and net interest income. Total expenses for the nine months ended September 30, 2016 decreased 15 percent to $687.3 million from $810.1 million for the nine months ended September 30, 2015 primarily driven by a decline in accruals related to loss contingencies and litigation matters and the mortgage repurchase provision expense reversal in 2016 previously mentioned, somewhat offset by higher personnel expenses.

NET INTEREST INCOME

Net interest income increased 13 percent to $185.2 million in third quarter 2016 from $163.6 million in third quarter 2015. For the nine months ended September 30, 2016, NII increased 10 percent to $533.5 million from $487.1 million. For the three and nine months ended September 30, 2016, the increase in NII was the result of loan growth within the regional bank’s portfolios, the favorable impact of the December Fed rate increase, a decline in long-term funding costs, and a larger AFS securities portfolio. These increases were partially offset by the continued run-off of the non-strategic loan portfolios, a decrease in net interest income associated with payments received on non-performing loans recognized on a cash basis, and a decline in the dividend rate on FRB stock compared to 2015. Average earning assets were $25.3 billion and $23.2 billion in third quarters 2016 and 2015, respectively, and $24.8 billion and $23.3 billion for the nine months ended September 30, 2016 and 2015, respectively. The increase in both periods relative to the prior year was primarily driven by loan growth within the regional bank, but was also impacted by a larger securities portfolio and an increase in securities purchased under agreements to resell. These increases were somewhat offset by continued run-off of the non-strategic loan portfolios and a decrease in average balances of excess cash held at the Fed. For the year-to-date period, a decline in average fixed income trading securities also offset a portion of the increase in average earning assets.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin improved to 2.96 percent in third quarter 2016 from 2.85 percent in third quarter 2015. The net interest spread increased to 2.83 percent in third quarter 2016 from 2.72 percent in third quarter 2015, and the impact of free funding was 13 basis points in both periods. For the nine months ended September 30, 2016, the net interest margin was 2.92 percent, up 8 basis points from 2.84 percent in the comparable period of 2015. The increase in NIM for both the three and nine month periods of 2016 was driven by several factors including the December Fed rate increase, a decrease in average excess cash held at the Fed during 2016, the favorable impact of a decline in long-term funding costs, and larger average balances of loans to mortgage companies. A decrease in interest income associated with payments received on non-performing loans recognized on a cash basis relative to 2015 and run-off of the non-strategic loan portfolios negatively impacted NIM in the quarter and year-to-date periods of 2016.

Table 1- Net Interest Margin

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.63%	3.50%	3.60%	3.53%
Consumer loans	4.08	3.94	4.08	3.95

Total loans, net of unearned income	3.76	3.65	3.74	3.68

Loans held-for-sale	4.36	4.16	4.23	4.22
Investment securities:
U.S. treasuries	0.97	0.97	0.98	0.97
U.S. government agencies	2.34	2.45	2.40	2.46
States and municipalities (a)	9.01	2.84	7.55	3.03
Corporate bonds	5.25	—	5.25	—
Other (b)	2.44	4.10	2.50	4.10

Total investment securities	2.36	2.54	2.42	2.54

Trading securities	2.46	2.98	2.65	2.80
Other earning assets:
Federal funds sold	0.99	1.00	1.12	0.99
Securities purchased under agreements to resell (c)	0.08	(0.06)	0.11	(0.11)
Interest bearing cash	0.49	0.24	0.49	0.24

Total other earning assets	0.25	0.12	0.29	0.10

Interest income / total earning assets	3.30%	3.20%	3.27%	3.19%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.23%	0.15%	0.22%	0.16%
Other interest-bearing deposits	0.19	0.09	0.18	0.09
Time deposits	0.59	0.65	0.59	0.68

Total interest-bearing core deposits	0.23	0.15	0.23	0.17
Certificates of deposit $100,000 and more	1.06	0.85	1.00	0.84
Federal funds purchased	0.52	0.25	0.51	0.25
Securities sold under agreements to repurchase	0.09	0.04	0.09	0.06
Fixed income trading liabilities	1.76	2.34	1.91	2.21
Other short-term borrowings	0.61	0.84	0.70	0.64
Term borrowings	2.67	2.55	2.52	2.47

Interest expense / total interest-bearing liabilities	0.47	0.48	0.48	0.49

Net interest spread	2.83%	2.72%	2.79%	2.70%
Effect of interest-free sources used to fund earning assets	0.13	0.13	0.13	0.14

Net interest margin (d)	2.96%	2.85%	2.92%	2.84%

(a)	2016 increases driven by payoff of lower-yielding municipal bonds in fourth quarter 2015.
(b)	2016 decreases driven by a decline in the dividend rate of FHN’s holdings of federal reserve bank stock.
(c)	2015 rates driven by negative market rates on reverse repurchase agreements.
(d)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is primarily impacted by balance sheet factors such as interest-bearing cash levels, deposit balances, trading inventory, commercial loan volume, as well as loan fees, cash basis income, and changes in short-term interest rates. FHN’s balance sheet is positioned to benefit primarily from a rise in short-term interest rates. For fourth quarter 2016 and into 2017, an increase in NIM will depend on the extent of Fed interest rate increases, as well as levels of interest-bearing cash and trading inventory balances.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $4.0 million in third quarter 2016 compared to $1.0 million in third quarter 2015. For the nine months ended September 30, 2016 and 2015, the provision for loan losses was $11.0 million and $8.0 million, respectively. In third quarter 2016 aggregate performance of the loan portfolio remained strong and the balances of legacy loan portfolios declined $447.3 million resulting in a decline in the allowance for loan losses of 4 percent (on a period-end basis). Although asset quality metrics were strong in both periods, improvement slowed in 2016 and the commercial loan growth partially offset the positive effect of improvement on the allowance. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to Asset Quality - Trend Analysis of Third Quarter 2016 Compared to Third Quarter 2015 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains/(losses)) was $148.5 million in third quarter 2016 and represented 45 percent of total revenue compared to $125.1 million in third quarter 2015 and 43 percent of total revenue. For the nine months ended September 30, 2016, noninterest income was $428.4 million and represented 45 percent of total revenue compared to $385.1 million and 44 percent of total revenue for the nine months ended September 30, 2015. The increase in noninterest income for both periods was primarily driven by higher fixed income product revenue.

Fixed Income Noninterest Income

Fixed income noninterest income increased 38 percent in third quarter 2016 to $71.7 million from $51.8 million in third quarter 2015. For the nine months ended September 30, 2016 and 2015, fixed income noninterest income was $216.6 million and $169.7 million, respectively, representing a 28 percent increase. Fixed income product revenue was up in both periods reflecting more favorable market conditions in 2016 resulting in increased performance across all product sectors, particularly FTN Financial’s agency and mortgage desks. Revenue from other products increased to $12.7 million and $30.8 million for the three and nine months ended September 30, 2016 from $8.8 million and $26.5 million for the three and nine months ended September 30, 2015, largely driven by increases in fees from loan sales, derivative sales, and portfolio advisory services. The following table summarizes FHN’s fixed income noninterest income for the three and nine months ended September 30, 2016 and 2015.

Table 2 - Fixed Income Noninterest Income

	Three Months Ended September 30		Percent	Nine Months Ended September 30		Percent
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Noninterest income:
Fixed income	$59,003	$42,969	37%	$185,865	$143,164	30%
Other product revenue	12,745	8,835	44%	30,773	26,500	16%

Total fixed income noninterest income	$71,748	$51,804	38%	$216,638	$169,664	28%

Deposit Transactions and Cash Management

Fees from deposit transactions and cash management activities were $27.2 million and $81.0 million during the three and nine months ended September 30, 2016 down from $28.9 million and $83.9 million for the three and nine months ended September 30, 2015. The decrease in both periods was primarily driven by lower NSF fee income driven by changes in consumer behavior.

Brokerage, Management Fees and Commissions

Income from brokerage, management fees and commissions was $10.8 million in third quarter 2016, down 7 percent from $11.6 million in third quarter 2015. For the nine months ended September 30, 2016, income from brokerage, management fees and commissions was $31.9 million, a 10 percent decline from $35.5 million for the nine months ended September 30, 2015. The decline in income in both periods was primarily driven by a reduction in annuity income as a result of market conditions and lower variable annuity sales as practices are adjusted to meet the standards of a changing regulatory environment. The decline was also affected by a shift in product and fee structures, which caused a temporary decline in revenues but better met client needs and should result in revenue streams over the life of the product.

Bankcard Income

Bankcard income increased 13 percent and 9 percent to $6.3 million and $18.1 million for the three and nine months ended September 30, 2016, respectively, from $5.6 million and $16.6 million for the three and nine months ended September 30, 2015. The increase in bankcard income was primarily driven by a significant new relationship.

Securities Gains/(Losses)

Securities gains/(losses) for the three months ended September 30, 2016 and 2015 were not material. For the nine months ended September 30, 2016, FHN recognized net securities gains of $1.5 million which was primarily the result of a $1.7 million gain on an exchange of approximately $294 million of AFS debt securities. Securities gains/(losses) for the nine months ended September 30, 2015, were not material.

Other Noninterest Income

Other income includes revenues from ATM and interchange fees, electronic banking fees, mortgage banking, revenue related to deferred compensation plans (which are mirrored by changes in noninterest expense), gains/(losses) from the extinguishment of debt and various other fees.

Revenue from all other income and commissions was $17.5 million and $36.4 million for the three and nine months ended September 30, 2016 compared to $13.3 million and $37.1 million for the three and nine months ended September 30, 2015. For the third quarter 2016 all other income and commissions was favorably impacted by increases in mortgage banking and deferred compensation income, a $1.8 million gain on the sales of properties, and higher fee income associated with derivative sales. These increases were somewhat offset by a $5.8 million gain on the extinguishment of junior subordinated notes underlying $200 million of trust preferred debt recognized in third quarter 2015. The increase in Mortgage banking income was largely driven by recoveries recognized in third quarter 2016 associated with prior legacy mortgage servicing sales. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense.

For the nine months ended September 30, 2016, the same factors driving the increases in Mortgage banking and deferred compensation income also favorably impacted other income and commissions relative to the prior year, but were offset by the $5.8 million gain on the extinguishment of debt previously mentioned and a $1.5 million net decrease in gains on the sale of properties. The following table provides detail regarding FHN’s other income.

Table 3 - Other Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Other income:
Mortgage banking	$5,524	$761	$7,395	$2,721
ATM interchange fees	3,081	2,998	8,918	8,784
Electronic banking fees	1,398	1,479	4,176	4,366
Deferred compensation (a)	1,038	(2,309)	2,162	(1,311)
Letter of credit fees	981	978	3,157	3,633
Gain on extinguishment of debt	—	5,794	—	5,794
Other	5,518	3,550	10,594	13,096

Total	$17,540	$13,251	$36,402	$37,083

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Deferred compensation market value adjustments are mirrored by changes in deferred compensation expense which is included in employee compensation, incentives, and benefits expense.

NONINTEREST EXPENSE

Noninterest expense was $233.6 million in third quarter 2016 compared to $215.4 million in third quarter 2015. The increase in noninterest expense was primarily driven by higher personnel expenses, partially offset by a decline in accruals related to loss contingencies and litigation matters recognized in third quarter 2016 relative to the prior year.

For the nine months ended September 30, 2016, noninterest expense was $687.3 million compared to $810.1 million for the nine months ended September 30, 2015. The decrease in noninterest expense for the year-to-date period was primarily the result of a reduction in accruals related to loss contingencies and litigation matters and, to a lesser extent, a mortgage repurchase and foreclosure provision expense reversal recognized in second quarter 2016, somewhat offset by higher personnel expenses and an increase in other noninterest expense.

Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), which is generally the largest component of noninterest expense, increased 25 percent, or $28.9 million, to $145.1 million in third quarter 2016 from $116.2 million in third quarter 2015. For the nine months ended September 30, 2016, personnel expense increased 13 percent, or $50.0 million, to $425.6 million. The increase in personnel expense for both the quarterly and year-to-date periods was primarily driven by an increase in variable compensation associated with higher fixed income product sales revenue. A year-over-year increase in headcount related to the TAF acquisition, higher incentive expense associated with strategic hires and retention initiatives within the regional bank, and higher deferred compensation expenses in the current year relative to 2015 also contributed to the increase in personnel expense in 2016. Personnel expenses in 2015 were favorably impacted by an $8.3 million gain related to an amendment of certain employee benefit plans recognized in third quarter 2015 which also contributed to the year-over-year increase in personnel expenses. These increases were partially offset by a decline in pension expense relative to 2015 due to a change in the discount rates used in the calculation of pension and postretirement interest costs.

Equipment Rentals, Depreciation, and Maintenance

Equipment rentals, depreciation, and maintenance expense declined 14 percent and 13 percent, respectively in the three and nine months ended September 30, 2016 to $6.1 million and $19.4 million. The decrease for both the quarterly and year-to-date periods was driven by a decrease in depreciation expense and refunds from an equipment rental vendor recognized in third quarter 2016.

Advertising and Public Relations

Expenses associated with advertising and public relations were $6.1 million in third quarter 2016, up from $4.8 million in third quarter 2015. For the nine months ended September 30, 2016 and 2015 advertising and public relations expense was $15.5 million and $13.9 million, respectively. In third quarter 2016, FHN recognized higher advertising and public relations expense due in large part to a promotional branding campaign which contributed to an increase in both the quarter and year-to-date periods.

Legal Fees

Legal fees increased to $4.8 million in third quarter 2016 from $3.6 million in third quarter 2015. For the year-to-date periods, legal expense was $15.5 million in 2016 compared to $11.7 million in 2015. Legal fees fluctuate quarterly based on the status and composition of cases.

Contract Employment and Outsourcing

Expenses associated with contract employment and outsourcing were $2.4 million in third quarter 2016, down from $3.4 million in third quarter 2015. For the nine months ended September 30, 2016, contract employment and outsourcing expenses were $7.4 million, down from $11.3 million for the nine months ended September 30, 2015. The decrease was attributable to a lower number of technology-related projects in 2016 relative to the prior year coupled with the completion of a large operations efficiency project in 2015.

Repurchase and Foreclosure Provision

For the three months ended September 30, 2016, the mortgage repurchase and foreclosure provision was not material. For the nine months ended September 30, 2016, FHN recognized a $31.6 million pre-tax expense reversal of mortgage repurchase and foreclosure provision primarily as a result of the settlement of certain repurchase claims in second quarter 2016, which favorably impacted expenses for the year-to-date period of 2016. The mortgage repurchase and foreclosure provision was $0 for both the quarter and year-to-date periods in 2015.

Other Noninterest Expense

All other expenses decreased to $16.5 million in third quarter 2016 from $27.1 million in third quarter 2015, primarily driven by a $10.7 million decline in accruals related to loss contingencies and litigation matters. For the nine months ended September 30, 2016, all other expenses were $79.8 million compared to $220.8 million for the nine months ended September 30, 2015 and were primarily driven by a $147.6 million net decline in litigation-related loss accruals largely associated with the 2015 DOJ/HUD settlement previously mentioned. FHN recognized a $4.5 million net increase in fixed asset impairments and lease abandonment charges related to branch closures in 2016 from the prior year which offset a portion of the expense decline for the year-to-date periods of 2016 compared to 2015. Additionally, a $2.1 million increase in negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares resulted in higher expenses in 2016. The following table provides detail regarding FHN’s other expenses.

Table 4 - Other Expense

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands)	2016	2015	2016	2015
Other expense:
Travel and entertainment	$2,478	$2,451	$7,035	$6,697
Customer relations	1,442	1,477	4,804	4,296
Employee training and dues	1,360	1,272	4,088	3,853
Supplies	1,158	974	3,114	2,781
Tax credit investments	788	439	2,325	1,383
Miscellaneous loan costs	676	726	1,958	1,821
Litigation and regulatory matters	260	10,922	25,785	173,422
Other	8,326	8,835	30,669	26,565

Total	$16,488	$27,096	$79,778	$220,818

Certain previously reported amounts have been reclassified to agree with current presentation.

INCOME TAXES

FHN recorded an income tax provision of $28.5 million in third quarter 2016, compared to $8.9 million in third quarter 2015. For the nine months ended September 30, 2016, FHN recorded an income tax provision of $82.8 million compared to $8.2 million for the nine months ended September 30, 2015. The effective tax rates for the quarters ended September 30, 2016 and 2015 were approximately 30 percent and 12 percent, respectively. For the nine months ended September 30, 2016 and 2015 the effective tax rates were approximately 31 percent and 15 percent, respectively. Since pre-tax income is the most important component in determining the effective tax rate, the comparison of the tax rate from period to period, by itself, will not provide meaningful information unless pre-tax income is fairly consistent. The company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits. The increase in the effective tax rates in the quarterly and year-to-date periods of 2016 compared to the same periods of 2015 was primarily driven by the change in pre-tax income levels. For third quarter 2016 the increase in the effective tax rate was also due to a decline in negative discrete tax benefits relative to third quarter 2015.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2016, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $289.2 million and $132.0 million, respectively, resulting in a net DTA of $157.2 million at September 30, 2016, compared with $233.4 million at September 30, 2015. The decline in the DTA in third quarter 2016, relative to third quarter 2015, was primarily driven by an increase in unrealized gains within the available-for-sale securities portfolio, funding of FHN’s pension plan, and a decline in loss reserves.

As of September 30, 2016, FHN had federal tax credit carryforwards which will expire in varying amounts between 2030 and 2035, state income tax net operating loss (“NOL”) carryforwards which will expire in varying amounts between 2016 and 2035, and federal capital loss carryforwards, which will expire in 2017. As of September 30, 2016 and 2015, FHN established a valuation allowance of $40.3 million and $40.4 million, respectively, against its federal capital loss carryforwards. FHN’s DTA after valuation allowance was $289.2 million and $347.5 million as of September 30, 2016 and 2015, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

STATEMENT OF CONDITION REVIEW

Total period-end assets were $28.4 billion on September 30, 2016, up 12 percent and 9 percent, respectively from $25.4 billion on September 30, 2015 and $26.2 billion on December 31, 2015. Average assets increased to $27.6 billion in third quarter 2016 from $25.3 billion in third quarter 2015 and $26.2 billion in fourth quarter 2015. The increase in average assets compared to third quarter 2015 is primarily attributable to increases in the loan portfolios. A larger investment securities portfolio also contributed to the increase in assets relative to third quarter 2015, but was somewhat offset by a decline in interest-bearing cash. Generally, the same line items driving the year-over-year increase in average assets drove the increase in average assets compared to fourth quarter 2015; however, the trading portfolio decreased between third quarter 2016 and fourth quarter 2015.

EARNING ASSETS

Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased to $25.3 billion in third quarter 2016 from $23.2 billion a year earlier and $23.9 billion in fourth quarter 2015. A more detailed discussion of the major line items follows.

Loans

Period-end loans increased to $19.6 billion as of September 30, 2016 from $16.7 billion on September 30, 2015 and $17.7 billion on December 31, 2015. Average loans for third quarter 2016 were $18.7 billion compared to $16.6 billion for third quarter 2015 and $16.9 billion for fourth quarter 2015. The increase in average and period-end loan balances was primarily due to loan growth within the regional bank’s commercial portfolios and also loans added through the TAB acquisition in fourth quarter 2015, partially offset by run-off of portfolios within the non-strategic segment. On a period-end basis loans added through the third quarter 2016 GE Capital purchase also contributed to the increase in loans.

Table 5 - Average Loans

	Quarter Ended		Quarter Ended		Quarter Ended
	September 30, 2016		September 30, 2015		December 31, 2015
		Percent of total		Percent of total		Percent of total	3Q16 changes vs
(Dollars in thousands)	Amount		Amount		Amount		3Q15	4Q15
Commercial:
Commercial, financial, and industrial	$11,281,691	60%	$9,539,650	57%	$9,720,115	57%	18%	16%
Commercial real estate	1,997,121	11	1,425,528	9	1,612,730	10	40%	24%

Total commercial	13,278,812	71	10,965,178	66	11,332,845	67	21%	17%

Consumer:
Consumer real estate (a)	4,601,420	25	4,838,984	29	4,798,067	28	(5)%	(4)%
Permanent mortgage	436,952	2	475,684	3	455,299	3	(8)%	(4)%
Credit card, OTC and other	362,166	2	353,148	2	356,948	2	3%	1%

Total consumer	5,400,538	29	5,667,816	34	5,610,314	33	(5)%	(4)%

Total loans, net of unearned income	$18,679,350	100%	$16,632,994	100%	$16,943,159	100%	12%	10%

(a)	Balances as of September 30, 2016 and 2015, and December 31, 2015, include $40.8 million, $63.2 million, and $56.0 million of restricted loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 85 percent and 87 percent of average commercial loans in third quarter 2016 and 2015, respectively. C&I loans increased 18 percent, or $1.7 billion, from third quarter 2015 due to net loan growth within several of the regional bank’s portfolios including general commercial, corporate, correspondent banking, and franchise finance, as well as higher average balances of loans to mortgage companies. Commercial real estate loans increased 40 percent or $.6 billion to $2.0 billion in third quarter 2016 because of growth in expansion markets and with increased funding under existing commitments. In addition, the fourth quarter 2015 TAB acquisition contributed to the increase.

Average consumer loans declined 5 percent, or $.3 billion, from a year ago to $5.4 billion in third quarter 2016. The consumer real estate portfolio (home equity lines and installment loans) declined $237.6 million, to $4.6 billion, as the continued wind-down of portfolios within the non-strategic segment outpaced a $231.4 million increase in real estate installment loans from new originations within the regional bank. The permanent mortgage portfolio slightly declined to $437.0 million in third quarter 2016 driven by run-off of legacy assets within non-strategic offset by some growth in mortgage loans within regional banking. Credit Card and Other slightly increased to $362.2 million in third quarter 2016.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities increased 10 percent and 2 percent, respectively, from $3.7 billion on September 30, 2015 and $3.9 billion on December 31, 2015 to $4.0 billion on September 30, 2016. Average investment securities were $4.0 billion in third quarter 2016 compared to $3.7 billion in third quarter 2015 and $3.8 billion in fourth quarter 2015. Average investment securities represented 16 percent of earning assets in 2016 and 2015. The amount of securities purchased for the investment portfolio is largely driven by the desire to protect the value of non-rate sensitive liabilities and equity and maximize yield on FHN’s excess liquidity without negatively affecting future yields while operating in this historically low interest rate environment.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased government-guaranteed loans), small business, student, and home equity loans. The average balance of loans HFS increased to $132.4 million in third quarter 2016 from $126.1 million in third quarter 2015. On September 30, 2016 and 2015, loans HFS were $155.2 million and $124.3 million, respectively. The increase in both average and period-end loans HFS was largely driven by an increase in small business loans, partially offset by a smaller mortgage warehouse, and to a lesser extent declines in home equity and student loans.

Other Earning Assets

Other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets decreased $258.6 million from third quarter 2015 and averaged $2.5 billion in third quarter 2016. The decrease was primarily driven by a decrease in interest bearing cash, but was somewhat offset by increases in securities purchased under agreements to resell (“asset repos”) and trading securities. Interest bearing cash was used to fund loan growth and purchases of AFS securities. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from repo transactions are used to fulfill trades. Fixed income’s trading inventory fluctuates daily based on customer demand. Other earning assets were $2.4 billion and $2.7 billion on September 30, 2016 and 2015, respectively, and $2.2 billion on December 31, 2015. The increase in other earning assets on a period-end basis relative to December 31, 2015 was primarily due to increases in fixed income trading inventory levels and asset repos, somewhat offset by lower levels of interest-bearing cash on September 30, 2016.

Non-earning assets

Period-end non-earning assets increased to $2.3 billion on September 30, 2016 from $2.2 billion on September 30, 2015.

Core Deposits

Average core deposits were $20.6 billion during third quarter 2016, up 11 percent from $18.5 billion during third quarter 2015. The increase in average core deposits was driven by several factors including FHN’s decision to increase deposits in a third party network deposits sweep program, an increase in commercial customer deposits, and the addition of deposits associated with the fourth quarter 2015 TAB acquisition. The third party deposits program is an FDIC-insured deposit sweep program where financial institutions can receive unsecured deposits for the long-term (several years) and in larger-dollar increments. Period-end core deposits were $21.0 billion on September 30, 2016, up 13 percent from $18.6 billion on September 30, 2015.

Short-Term Funds

Average short-term funds (certificates of deposit greater than $100,000, FFP, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) increased 21 percent to $2.5 billion in third quarter 2016 from $2.1 billion in third quarter 2015. The increase was largely driven by increases in CDs greater than $100,000 and an increase in FHLB borrowings as a result of increased loan demand. CDs greater than $100,000 increased $164.3 million to $518.6 million in third quarter 2016 from third quarter 2015 due in large part to the TAB acquisition in fourth quarter 2015. To a lesser extent increases in FFP and securities sold under agreements to repurchase also contributed to the year-over-year increase as additional sources of wholesale funding were used to fund loan growth. On average, short-term purchased funds accounted for 10 percent and 9 percent of FHN’s funding (core deposits plus short-term purchased funds and term borrowings) in third quarter 2016 and 2015, respectively. Period-end short-term funds were $3.0 billion and $2.0 billion on September 30, 2016 and 2015, respectively. The increase in period-end balances was primarily driven by increases in FHLB borrowings and CDs greater than $100,000.

Term Borrowings

Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.1 billion on September 30, 2016 compared to $1.3 billion on September 30, 2015. Average term borrowings were $1.1 billion in third quarter 2016 compared to $1.5 billion in third quarter 2015. The decrease in average term borrowings primarily relates to $206 million of junior subordinated notes underlying $200 million of trust preferred debt that were called in third quarter 2015 and $250 million of FTBNA subordinated notes that matured in second quarter 2016.

Other Liabilities

Period-end other liabilities decreased to $.7 billion on September 30, 2016 from $.9 billion on September 30, 2015. Other liabilities decreased as the pension liability was reduced as a result of the third quarter 2016 $165 million qualified pension plan contribution. The qualified pension plan is now reflected as a prepaid pension asset. Additionally a decrease in the repurchase and foreclosure reserve also contributed to the year-over-year decline in other liabilities.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Average equity was $2.7 billion in third quarter 2016 compared to $2.5 billion in third quarter 2015. Period-end equity increased $164.3 million from September 30, 2015 to $2.7 billion on September 30, 2016. The increase in period-end and average equity was primarily due to net income recognized since third quarter 2015 and $72.8 million of equity issued related to the TAF acquisition in October 2015. Additionally, an increase in unrealized gains associated with the AFS securities portfolio also increased period-end and average equity, but was somewhat offset by common and preferred dividends paid, share repurchases (discussed below), and an increase of net pension underfunding.

In January 2014, FHN’s board of directors approved a share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. In July 2015 and April 2016 the board increased and extended that program. The current program authorizes total purchases of up to $350 million and expires on January 31, 2018. During third quarter 2016, FHN repurchased $7.1 million of common shares under the program; during third quarter 2015, FHN did not repurchase any shares. Total purchases under this program through September 30, 2016 were $160.3 million.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 6 - Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2016	September 30, 2015	December 31, 2015
Shareholders’ equity	$2,449,151	$2,284,814	$2,344,155
FHN Non-cumulative perpetual preferred	(95,624)	(95,624)	(95,624)

Common equity	$2,353,527	$2,189,190	$2,248,531
Regulatory adjustments:
Goodwill and other intangibles	(166,693)	(120,930)	(165,661)
Net unrealized (gains)/losses on securities	(50,704)	(32,196)	(3,394)
Minimum pension liability	214,653	208,588	217,586
Net unrealized (gains)/losses on cash flow hedges	(3,121)	—	—
Disallowed deferred tax assets	(20,281)	(18,463)	(18,404)
Other	(1,174)	—	(78)

Common equity tier 1	$2,326,207	$2,226,189	$2,278,580
FHN Non-cumulative perpetual preferred	95,624	95,624	95,624
Qualifying noncontrolling interest - FTBNA preferred stock	257,192	260,456	260,794
Other deductions from tier 1	(63,574)	(66,075)	(62,857)

Tier 1 capital	$2,615,449	$2,516,194	$2,572,141
Tier 2 capital	252,988	265,160	264,574

Total regulatory capital	$2,868,437	$2,781,354	$2,836,715

	September 30, 2016		September 30, 2015		December 31, 2015
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	9.81%	$2,326,207	10.71%	$2,226,189	10.45%	$2,278,580
First Tennessee Bank National Association	9.78	2,271,433	10.81	2,176,646	10.81	2,284,646
Tier 1
First Horizon National Corporation	11.03	2,615,449	12.11	2,516,194	11.79	2,572,141
First Tennessee Bank National Association	10.80	2,508,584	11.99	2,414,208	11.95	2,525,912
Total
First Horizon National Corporation	12.09	2,868,437	13.38	2,781,354	13.01	2,836,715
First Tennessee Bank National Association	11.76	2,731,397	13.21	2,658,897	13.09	2,768,625
Tier 1 Leverage
First Horizon National Corporation	9.52	2,615,449	9.95	2,516,194	9.85	2,572,141
First Tennessee Bank National Association	9.43	2,508,584	9.96	2,414,208	10.06	2,525,912
Risk-Weighted Assets
First Horizon National Corporation		23,716,102		20,783,031		21,812,015
First Tennessee Bank National Association		23,235,526		20,127,008		21,143,459
Average Assets for Leverage
First Horizon National Corporation		27,481,309		25,280,856		26,109,449
First Tennessee Bank National Association		26,597,240		24,244,742		25,105,163

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

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. In third quarter 2016, for an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of September 30, 2016, FHN and FTBNA had sufficient capital to qualify as a well-capitalized institution. Regulatory capital ratios decreased in third quarter 2016 relative to third quarter 2015 and fourth quarter 2015 due primarily to increases in risk-weighted assets from growth in earning assets, share repurchases and the phased-in implementation of the Basel III regulations partially offset by the impact of net income less dividends. For fourth quarter 2016 and through 2017, capital ratios are expected to remain significantly above well-capitalized standards.

Stress Testing

In March, 2014, the OCC, Federal Reserve, and FDIC issued final supervisory guidance for stress tests pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Reform Act”). Under these requirements, bank holding companies with $10 billion to $50 billion in assets must conduct an annual stress test to determine whether capital is likely to be adequate to absorb losses under hypothetical economic scenarios provided by the regulators.

In July 2016, FHN submitted results of its annual Dodd-Frank Act Stress Test, commonly known as DFAST, to the OCC and the Federal Reserve. A summary of the results was posted in October 2016 to FHN’s investor relations website. (Neither FHN’s stress test posting, nor any other material found on FHN’s website generally, is part of this quarterly report or incorporated herein.)

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during third quarter 2016:

Table 7 - Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced programs		Maximum number of shares that may yet be purchased under the programs
2016
July 1 to July 31	1		$13.98	1		28,349
August 1 to August 31	1		$14.96	1		28,348
September 1 to September 30		*	$15.11		*	28,348

Total	2		$14.58	2

*	- amount less than 500 shares

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This plan consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On September 30, 2016, the maximum number of shares that may be purchased under the program was 28.3 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during fourth quarter 2016 or through 2017.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2016
July 1 to July 31	—	N/A	—	$196,756
August 1 to August 31	—	N/A	—	$196,756
September 1 to September 30	468	$15.10	468	$189,690

Total	468	$15.10	468

N/A - Not applicable

(a)	Represents total costs including commissions paid.

Other Programs:

•	On January 22, 2014, FHN announced a $100 million share purchase authority with an expiration date of January 31, 2016. On July 21, 2015, FHN announced a $100 million increase in that authority along with an extension of the expiration date to January 31, 2017, and on April 26, 2016, FHN announced a $150 million increase and further extension to January 31, 2018. As of September 30, 2016, $160.3 million in purchases had been made under this authority at an average price per share of $12.86, $12.84 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY - TREND ANALYSIS OF THIRD QUARTER 2016 COMPARED TO THIRD QUARTER 2015

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Consumer loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (26 percent of total loans), the majority of which is in the consumer real estate portfolio (23 percent of total loans). Industry concentrations are discussed under the heading C&I below. Consolidated key asset quality metrics for each of these portfolios can be found in Table 15 – Asset Quality by Portfolio.

As economic and real estate conditions change, enhancements to underwriting and credit policies and guidelines may be necessary or desirable. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2015, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 32. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2016, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Acquired Loans

On September 16, 2016, FHN completed its acquisition of restaurant franchise loans from GE Capital. The acquisition included $537.4 million in unpaid principal balance of loans. Acquired loans were initially recorded at fair value which was estimated by discounting expected cash flows at the acquisition date. The expected cash flows include all contractually expected amounts and incorporate an estimate for future expected credit losses, pre-payment assumptions and yield requirement for a market participant, among other things. Because an expectation of credit losses is embedded in the fair value estimate, there is no carryover of allowance for loan losses. See Note 4 - Loans for additional information regarding the acquisition.

Certain loans acquired from GE Capital were designated as purchased credit-impaired (“PCI”) loans. PCI loans are loans that have exhibited deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured. FHN considered several factors when determining whether a loan met the definition of a PCI loan at the time of acquisition including accrual status, loan grade, delinquency trends, pre-acquisition charge-offs, as well as both originated versus refreshed credit scores and ratios when available.

On September 30, 2016, the unpaid principal balance and the carrying value of PCI loans (inclusive of the GE Capital loan purchase and two previous bank acquisitions) were $61.0 million and $56.1 million, respectively.

The following is a description of each portfolio:

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $12.1 billion on September 30, 2016, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets that are managed within the regional bank. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.

The following table provides the composition of the C&I portfolio by industry as of September 30, 2016 and 2015. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 8 - C&I Loan Portfolio by Industry

	September 30, 2016		September 30, 2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$2,479,819	20%	$1,375,320	14%
Finance & insurance	2,320,553	19	2,135,759	22
Accommodation & food service (a)	1,000,769	8	379,834	4
Wholesale trade	859,296	7	780,918	8
Health care & social assistance	824,704	7	743,505	8
Real estate rental & leasing (b)	773,055	6	636,516	7
Manufacturing	681,305	6	685,702	7
Public administration	562,670	5	590,098	6
Other (transportation, education, arts, entertainment, etc) (c)	2,616,127	22	2,282,643	24

Total C&I loan portfolio	$12,118,298	100%	$9,610,295	100%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes FHN’s franchise finance loans which increased approximately $535 million as a result of the GE Capital loan acquisition
(b)	Leasing, rental of real estate, equipment, and goods.
(c)	Industries in this category each comprise less than 5 percent for 2016.

Industry Concentrations

Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 39 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on September 30, 2016, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component represents 19 percent of the C&I portfolio and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2016, asset-based lending to consumer finance companies represents approximately $1.0 billion of the finance and insurance component.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. Typically, the terms of these loans include a prepayment option after a 5 year initial term, have a scheduled 30 year balloon payoff, and include an option to defer interest for up to 20 consecutive quarters. As of September 30, 2016, one TRUP relationship was on interest deferral compared to two as of September 30, 2015.

As of September 30, 2016, the unpaid principal balance (“UPB”) of trust preferred loans totaled $333.4 million ($207.1 million of bank TRUPS and $126.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $229.4 million. Inclusive of a remaining lower of cost or market (“LOCOM”) valuation allowance on TRUPS of $25.5 million, total reserves (ALLL plus the LOCOM) for TRUPS and other bank-related loans were $26.6 million or 5 percent of outstanding UPB.

Loans to Mortgage Companies

The balances of loans to mortgage companies were 20 percent of the C&I portfolio as of September 30, 2016, as compared to 14 percent of the C&I portfolio in 2015, and include balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise.

C&I Asset Quality Trends

The C&I ALLL increased $15.4 million from September 30, 2015, to $86.9 million as of September 30, 2016. The net increase in reserves is largely driven by loan growth but was somewhat offset by the favorable impact of lower loss rates as net charge-offs remain at historical lows. The allowance as a percentage of period-end loans decreased to .72 percent as of September 30, 2016, from ..74 percent as of September 30, 2015. Net charge-offs were $1.3 million in third quarter 2016 compared to $6.4 million in third quarter 2015. Nonperforming C&I loans within the regional bank increased $9.4 million while non-strategic decreased $9.1 million for a net increase of $.3 million from September 30, 2015, to $29.9 million on September 30, 2016. The decrease in non-strategic nonperforming loans was primarily due to the fourth quarter 2015 sale of a TRUP loan on interest deferral. The nonperforming loan (“NPL”) ratio decreased 6 basis points from September 30, 2015, to .25 percent of C&I loans as of September 30, 2016. The 30+ delinquency ratio decreased 4 basis points from September 30, 2015, to .05 percent of C&I loans as of September 30, 2016.

The following table shows C&I asset quality trends by segment.

Table 9 - C&I Asset Quality Trends by Segment

	September 30, 2016
(Dollars in thousands)	Regional Bank		Non- Strategic	Consolidated
Period-end loans	$11,697,996		$420,302	$12,118,298
Nonperforming loans	25,772		4,172	29,944

Allowance for loan losses as of July 1, 2016	79,597		1,375	80,972
Charge-offs	(1,992)		—	(1,992)
Recoveries	711		14	725
Provision/(provision credit) for loan losses	7,151		10	7,161

Allowance for loan losses as of September 30, 2016	85,467		1,399	86,866

Troubled debt restructurings	$32,983		$—	$32,983

30+ Delinq. % (a)	0.05%		—%	0.05%
NPL %	0.22		0.99	0.25
Net charge-offs % (qtr. annualized)	0.05		NM	0.04
Allowance / loans %	0.73%		0.33%	0.72%
Allowance / charge-offs	16.76	x	NM	17.23	x

	September 30, 2015
(Dollars in thousands)	Regional Bank		Non- Strategic	Consolidated
Period-end loans	$9,178,072		$432,223	$9,610,295
Nonperforming loans	16,308		13,313	29,621

Allowance for loan losses as of July 1, 2015	73,408		5,342	78,750
Charge-offs	(8,632)		—	(8,632)
Recoveries	1,151		1,113	2,264
Provision/(provision credit) for loan losses	(294)		(625)	(919)

Allowance for loan losses as of September 30, 2015	65,633		5,830	71,463

Troubled debt restructurings	$18,873		$—	$18,873

30+ Delinq. % (a)	0.10%		0.02%	0.09%
NPL %	0.18		3.08	0.31
Net charge-offs % (qtr. annualized)	0.33		NM	0.26
Allowance / loans %	0.72%		1.35%	0.74%
Allowance / charge-offs	2.21	x	NM	2.83	x

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate

The CRE portfolio was $2.1 billion on September 30, 2016. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (31 percent), retail (24 percent), hospitality (14 percent), office (14 percent), industrial (11 percent), land/land development (2 percent), and other (4 percent).

The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes. Active residential CRE lending within the regional banking footprint has been minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the most recent down cycle.

CRE Asset Quality Trends

The CRE portfolio had continued stable performance in third quarter 2016 with nonperforming loans down $4.7 million from a year ago. The allowance increased $7.1 million from third quarter 2015 to $32.4 million in third quarter 2016. The increase in allowance is primarily driven by loan growth as balances increased $577.6 million from a year ago and consideration of the current economic environment. Allowance as a percentage of loans declined 13 basis points compared to third quarter 2015 to 1.57 percent as of September 30, 2016. FHN recognized a net recovery of $.6 million in third quarter 2016 compared to a net recovery of $.3 million in third quarter 2015. Nonperforming loans as a percentage of total CRE loans improved 37 basis points from third quarter 2015 to .17 percent as of September 30, 2016. Accruing delinquencies as a percentage of period-end loans improved 25 basis points from September 30, 2015, to .18 percent as of September 30, 2016. The following table shows commercial real estate asset quality trends by segment.

Table 10 - Commercial Real Estate Asset Quality Trends by Segment

	September 30, 2016
	Regional	Non-
(Dollars in thousands)	Bank	Strategic	Consolidated
Period-end loans	$2,065,595	$ NM	$2,065,595
Nonperforming loans	3,417	NM	3,417

Allowance for loan losses as of July 1, 2016	30,264	NM	30,264
Charge-offs	(49)	NM	(49)
Recoveries	651	NM	651
Provision/(provision credit) for loan losses	1,554	NM	1,554

Allowance for loan losses as of September 30, 2016	32,420	NM	32,420

Troubled debt restructurings	$3,302	$—	$3,302

30+ Delinq. % (a)	0.18%	NM	0.18%
NPL %	0.17	NM	0.17
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / loans %	1.57%	NM	1.57%
Allowance / charge-offs	NM	NM	NM

	September 30, 2015
	Regional	Non-
(Dollars in thousands)	Bank	Strategic	Consolidated
Period-end loans	$1,487,846	$198	$1,488,044
Nonperforming loans	8,103	—	8,103

Allowance for loan losses as of July 1, 2015	21,465	27	21,492
Charge-offs	(533)	—	(533)
Recoveries	638	230	868
Provision/(provision credit) for loan losses	3,767	(246)	3,521

Allowance for loan losses as of September 30, 2015	25,337	11	25,348

Troubled debt restructurings	$10,287	$—	$10,287

30+ Delinq. % (a)	0.43%	—%	0.43%
NPL %	0.54	—	0.54
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / loans %	1.70%	5.86%	1.70%
Allowance / charge-offs	NM	NM	NM

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

CONSUMER LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $4.6 billion on September 30, 2016, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of September 30, 2016, are in Tennessee (68 percent) and California (6 percent) with no other state representing more than 3 percent of the portfolio. As of September 30, 2016, approximately 67 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 749 and refreshed FICO scores averaged 746 as of September 30, 2016, as compared to 747 and 742, respectively, as of September 30, 2015. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

Home equity lines of credit (“HELOCs”) comprise $1.8 billion of the consumer real estate portfolio as of September 30, 2016. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of September 30, 2016, approximately 64 percent of FHN’s HELOCs are in the draw period, compared to 68 percent as of September 30, 2015. Based on when draw periods are scheduled to end per the line agreement, it is expected that $614.2 million, or 54 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are being contacted proactively early in the process. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11 - HELOC Draw To Repayment Schedule

	September 30, 2016		September 30, 2015
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$235,264	21%	$252,574	17%
13-24	152,958	13	289,118	20
25-36	87,830	8	183,876	13
37-48	69,105	6	106,711	7
49-60	69,026	6	83,939	6
>60	519,849	46	545,910	37

Total	$1,134,032	100%	$1,462,128	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio improved in third quarter 2016 when compared with third quarter 2015. The ALLL decreased $29.2 million from third quarter 2015 to $53.2 million as of September 30, 2016, with 75 percent of the decline attributable to the non-strategic segment. The allowance as a percentage of loans was 1.16 percent as of September 30, 2016, compared to 1.71 percent as of September 30, 2015. The 55 basis point decline in the allowance as a percentage of loans from third quarter 2015 to third quarter 2016 is the result of continued run-off of the balances within the non-strategic portfolio, sustained levels of low net charge-offs, strong performance, and continued improvement/stabilization of property values. The balance of nonperforming loans was $89.4 million and $111.7 million as of September 30, 2016 and 2015, respectively. The decrease was primarily the result of performing TDRs returning to accrual status, a decrease in second-lien loans behind delinquent first-lien loans, and run-off in the non-strategic segment of the portfolio. Loans delinquent 30 or more days and still accruing declined from $44.3 million as of September 30, 2015, to $39.4 million as of September 30, 2016. Third quarter 2016 realized a net recovery of $1.2 million compared to a net charge-off of $2.2 million in third quarter 2015. The ratios of 30+ delinquency and NPLs as a percentage of loans within the nonstrategic segment have increased compared to third quarter 2015 as total loans are declining at a faster rate than delinquencies and nonperforming loans. The following table shows consumer real estate asset quality trends by segment.

Table 12 - Consumer Real Estate Asset Quality Trends by Segment

September 30, 2016
Regional	Non-
(Dollars in thousands)	Bank	Strategic	Consolidated
Period-end loans	$3,608,340	$970,031	$4,578,371
Nonperforming loans	20,680	68,757	89,437

Allowance for loan losses as of July 1, 2016	24,278	34,803	59,081
Charge-offs	(1,074)	(3,285)	(4,359)
Recoveries	985	4,606	5,591
Provision/(provision credit) for loan losses	(3,965)	(3,113)	(7,078)

Allowance for loan losses as of September 30, 2016	20,224	33,011	53,235

Troubled debt restructurings	$49,444	$109,465	$158,909

30+ Delinq. % (a)	0.46%	2.34%	0.86%
NPL %	0.57	7.09	1.95
Net charge-offs % (qtr. annualized)	0.01	NM	NM
Allowance / loans %	0.56%	3.40%	1.16%
Allowance / charge-offs	57.14	x	NM	NM

September 30, 2015
Regional	Non-
(Dollars in thousands)	Bank	Strategic	Consolidated
Period-end loans	$3,469,209	$1,344,727	$4,813,936
Nonperforming loans	26,092	85,576	111,668

Allowance for loan losses as of July 1, 2015	25,052	60,405	85,457
Charge-offs	(2,127)	(5,867)	(7,994)
Recoveries	1,215	4,570	5,785
Provision/(provision credit) for loan losses	3,388	(4,164)	(776)

Allowance for loan losses as of September 30, 2015	27,528	54,944	82,472

Troubled debt restructurings	$53,597	$116,471	$170,068

30+ Delinq. % (a)	0.48%	2.07%	0.92%
NPL %	0.75	6.36	2.32
Net charge-offs % (qtr. annualized)	0.11	0.37	0.18
Allowance / loans %	0.79%	4.09%	1.71%
Allowance / charge-offs	7.62	x	10.67	x	9.41	x

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage

The permanent mortgage portfolio was $.4 billion on September 30, 2016. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans that were originated through legacy businesses. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 24 percent of loan balances as of September 30, 2016, are in California, but the remainder of the portfolio is somewhat geographically diverse. Run-off contributed to a majority of the $27.8 million net decrease in permanent mortgage period-end balances from third quarter 2015 to third quarter 2016.

The ALLL decreased $3.5 million as of September 30, 2016, from $20.1 million as of September 30, 2015. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 88 percent of the ALLL for the permanent mortgage portfolio as of September 30, 2016. Accruing delinquencies as a percentage of total loans increased from 2.01 percent in third quarter 2015 to 2.46 percent in third quarter 2016. Nonperforming loans declined $4.7 million to $29.1 million as of September 30, 2016. Annualized net charge-offs as a percentage of average loans were .12 percent in third quarter 2016 compared to .67 percent in third quarter 2015. The following table shows permanent mortgage asset quality trends by segment.

Table 13 - Permanent Mortgage Asset Quality Trends by Segment

	September 30, 2016
	Regional		Non-
(Dollars in thousands)	Bank	Corporate (a)	Strategic		Consolidated
Period-end loans	$67,367	$78,673	$290,060		$436,100
Nonperforming loans	398	1,211	27,495		29,104

Allowance for loan losses as of July 1, 2016	579	NM	17,021		17,600
Charge-offs	—	NM	(373)		(373)
Recoveries	—	NM	239		239
Provision/(provision credit) for loan losses	461	NM	(1,338)		(877)

Allowance for loan losses as of September 30, 2016	1,040	NM	15,549		16,589

Troubled debt restructurings	$997	$3,834	$89,240		$94,071

30+ Delinq. % (b)	0.64%	4.37%	2.36%		2.46%
NPL %	0.59	1.54	9.48		6.67
Net charge-offs % (qtr. annualized)	—	NM	0.18		0.12
Allowance / loans %	1.54%	NM	5.36%		3.80%
Allowance / charge-offs	NM	NM	29.16	x	31.11	x

	September 30, 2015
	Regional		Non-
(Dollars in thousands)	Bank	Corporate (a)	Strategic		Consolidated
Period-end loans	$8,936	$106,807	$348,150		$463,893
Nonperforming loans	483	3,043	30,319		33,845

Allowance for loan losses as of July 1, 2015	83	NM	22,294		22,377
Charge-offs	(58)	NM	(980)		(1,038)
Recoveries	58	NM	171		229
Provision/(provision credit) for loan losses	(9)	NM	(1,483)		(1,492)

Allowance for loan losses as of September 30, 2015	74	NM	20,002		20,076

Troubled debt restructurings	$1,137	$4,037	$99,880		$105,054

30+ Delinq. % (b)	7.62%	2.95%	1.58%		2.01%
NPL %	5.40	2.85	8.71		7.30
Net charge-offs % (qtr. annualized)	—	NM	0.90		0.67
Allowance / loans %	0.83%	NM	5.75%		4.33%
Allowance / charge-offs	NM	NM	6.23	x	6.25	x

NM - Not meaningful

Loans are expressed net of unearned income.

(a)	The valuation taken upon exercise of clean-up calls included expected losses.
(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other

The credit card and other portfolio was $.4 billion as of September 30, 2016, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance increased to $12.4 million as of September 30, 2016, from $11.5 million as of September 30, 2015. In third quarter 2016, FHN recognized $2.7 million of net charge-offs in the credit card and other portfolio, compared to $2.5 million in third quarter 2015. Annualized net charge-offs as a percentage of average loans increased 16 basis points from third quarter 2015 to 2.95 percent in third quarter 2016. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 15 basis points from third quarter 2015 to 1.04 percent in third quarter 2016. The following table shows credit card and other asset quality trends by segment.

Table 14 - Credit Card and Other Asset Quality Trends by Segment

September 30, 2016
Regional	Non-
(Dollars in thousands)	Bank	Strategic	Consolidated
Period-end loans	$349,340	$8,083	$357,423
Nonperforming loans	—	148	148

Allowance for loan losses as of July 1, 2016	11,633	257	11,890
Charge-offs	(3,550)	(39)	(3,589)
Recoveries	835	71	906
Provision/(provision credit) for loan losses	3,328	(88)	3,240

Allowance for loan losses as of September 30, 2016	12,246	201	12,447

Troubled debt restructurings	$294	$46	$340

30+ Delinq. % (a)	1.03%	1.62%	1.04%
NPL %	—	1.83	0.04
Net charge-offs % (qtr. annualized)	3.06	NM	2.95
Allowance / loans %	3.51%	2.50%	3.48%
Allowance / charge-offs	1.13	x	NM	1.17	x

September 30, 2015
Regional	Non-
(Dollars in thousands)	Bank	Strategic	Consolidated
Period-end loans	$338,839	$10,485	$349,324
Nonperforming loans	—	743	743

Allowance for loan losses as of July 1, 2015	12,735	540	13,275
Charge-offs	(3,242)	(370)	(3,612)
Recoveries	1,033	93	1,126
Provision/(provision credit) for loan losses	(156)	822	666

Allowance for loan losses as of September 30, 2015	10,370	1,085	11,455

Troubled debt restructurings	$305	$75	$380

30+ Delinq. % (a)	1.17%	1.77%	1.19%
NPL %	—	7.09	0.21
Net charge-offs % (qtr. annualized)	2.56	10.22	2.79
Allowance / loans %	3.06%	10.34%	3.28%
Allowance / charge-offs	1.18	x	0.98	x	1.16	x

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:

Table 15 - Asset Quality by Portfolio

	September 30
	2016		2015
Key Portfolio Details
C&I
Period-end loans ($ millions)	$12,118		$9,610
30+ Delinq. % (a)	0.05%		0.09%
NPL %	0.25		0.31
Charge-offs % (qtr. annualized)	0.04		0.26
Allowance / loans %	0.72%		0.74%
Allowance / charge-offs	17.23	x	2.83	x
Commercial Real Estate
Period-end loans ($ millions)	$2,066		$1,488
30+ Delinq. % (a)	0.18%		0.43%
NPL %	0.17		0.54
Charge-offs % (qtr. annualized)	NM		NM
Allowance / loans %	1.57%		1.70%
Allowance / charge-offs	NM		NM
Consumer Real Estate
Period-end loans ($ millions)	$4,578		$4,814
30+ Delinq. % (a)	0.86%		0.92%
NPL %	1.95		2.32
Charge-offs % (qtr. annualized)	NM		0.18
Allowance / loans %	1.16%		1.71%
Allowance / charge-offs	NM		9.41	x
Permanent Mortgage
Period-end loans ($ millions)	$436		$464
30+ Delinq. % (a)	2.46%		2.01%
NPL %	6.67		7.30
Charge-offs % (qtr. annualized)	0.12		0.67
Allowance / loans %	3.80%		4.33%
Allowance / charge-offs	31.11	x	6.25	x
Credit Card and Other
Period-end loans ($ millions)	$358		$349
30+ Delinq. % (a)	1.04%		1.19%
NPL %	0.04		0.21
Charge-offs % (qtr. annualized)	2.95		2.79
Allowance / loans %	3.48%		3.28%
Allowance / charge-offs	1.17	x	1.16	x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased 4 percent from third quarter 2015 to $201.6 million on September 30, 2016. The ALLL as of September 30, 2016, reflects loan growth within the regional bank, strong asset quality with the consumer real estate portfolio continuing to stabilize, declining non-strategic balances, and the moderation of the pace of improvement from a year ago. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to 1.03 percent on September 30, 2016, from 1.26 percent on September 30, 2015.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses increased to $4.0 million in third quarter 2016 from $1.0 million in third quarter 2015.

FHN expects asset quality trends to remain relatively stable for the near term if the slow growth of the economy continues. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible. The CRE portfolio metrics should be relatively consistent as FHN expects stable property values over the near term; however, oversupply of any CRE product type, changes in the lending environment, or economic uncertainty could result in decreased property values. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic may become skewed as the portfolio continues to shrink. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends and strength of the housing market.

Consolidated Net Charge-offs

Net charge-offs decreased $9.3 million from third quarter 2015 to $2.3 million in third quarter 2016. The ALLL was 22.51 times annualized net charge-offs for third quarter 2016 compared with 4.61 times annualized net charge-offs for third quarter 2015. The annualized net charge-offs to average loans ratio declined by 23 basis points to .05 percent. Net charge-off levels remain at historical lows.

Commercial net charge-offs were $.7 million in third quarter 2016 compared to $6.0 million in third quarter 2015. The decline in commercial net charge-offs was largely driven by the C&I portfolio within the regional bank as third quarter 2015 included a charge-off resulting from borrower fraud associated with one large regional bank C&I credit. Consolidated net charge-offs in the consumer portfolios declined $3.9 million from third quarter 2015 to $1.6 million in third quarter 2016. The decline in consumer net charge-offs was largely driven by the consumer real estate portfolio within non-strategic as gross charge-offs have been lower but also due to default servicing and recovery efforts.

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

Total nonperforming assets (including NPLs HFS) decreased to $173.5 million on September 30, 2016, from $217.2 million on September 30, 2015. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to .85 percent in third quarter 2016 from 1.25 percent in third quarter 2015 due to a 47 percent decrease in foreclosed real estate (excluding foreclosed real estate from government insured mortgages) and a 17 percent decline in portfolio nonperforming loans from third quarter 2015 to third quarter 2016. Portfolio nonperforming loans declined $31.9 million from third quarter 2015 to $152.0 million on September 30, 2016. The decline in nonperforming loans was primarily driven by a decrease in consumer real estate nonperforming loans within the non-strategic segment as well as a decline in commercial real estate loans within the regional bank.

Consolidated nonperforming consumer real estate loans decreased $22.2 million in 2016 from $111.7 million in 2015. This decrease was largely driven by performing troubled debt restructurings (“TDRs”) returning to accrual status combined with a decline in second-lien loans behind delinquent first-lien loans. C&I NPLs within the regional bank increased $9.4 million while nonstrategic decreased $9.1 million for a net increase of $.3 million in third quarter 2016. The decrease in nonstrategic C&I NPLs was primarily due to the fourth quarter 2015 sale of a TRUP loan on interest deferral. Commercial real estate NPLs decreased $4.7 million to $3.4 million in 2016 within the regional bank driven by payoffs.

The ratio of the ALLL to NPLs in the loan portfolio was 1.33 times in 2016 compared to 1.15 times in 2015, driven by lower nonperforming loans. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.

Table 16 provides an activity rollforward of foreclosed real estate balances for September 30, 2016 and 2015. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $13.7 million as of September 30, 2016, from $25.9 million as of September 30, 2015, as FHN has executed sales of existing foreclosed assets and continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Additionally, property values have stabilized which also affect the balance of foreclosed real estate. See the discussion of Foreclosure Practices in the Market Uncertainties and Prospective Trends section of MD&A for information regarding the impact on FHN.

Table 16 - Rollforward of Foreclosed Real Estate

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance (a)	$14,150	$29,109	$24,977	$30,430
Valuation adjustments	(711)	(706)	(1,561)	(2,366)
New foreclosed property	3,745	1,479	7,291	9,772
Disposals:
Single transactions	(3,506)	(4,010)	(17,029)	(11,964)

Ending balance, September 30 (a)	$13,678	$25,872	$13,678	$25,872

(a)	Excludes foreclosed real estate and receivables related to government insured mortgages of $6.4 million and $10.7 million as of September 30, 2016 and 2015, respectively.

The following table provides consolidated asset quality information for the three months ended September 30, 2016 and 2015:

Table 17 - Asset Quality Information

	Three Months Ended September 30
(Dollars in thousands)	2016	2015
Allowance for loan losses:
Beginning balance on July 1	$199,807	$221,351
Provision for loan losses	4,000	1,000
Charge-offs	(10,362)	(21,809)
Recoveries	8,112	10,272

Ending balance on September 30	$201,557	$210,814

Reserve for remaining unfunded commitments	4,802	6,231
Total allowance for loan losses and reserve for unfunded commitments	$206,359	$217,045

	As of September 30
	2016	2015
Nonperforming Assets by Segment
Regional Banking:
Nonperforming loans (a)	$50,267	$50,986
Foreclosed real estate (b)	5,811	17,042

Total Regional Banking	56,078	68,028

Non-Strategic:
Nonperforming loans (a)	100,572	129,951
Nonperforming loans held-for-sale after fair value adjustment (a)	7,791	7,347
Foreclosed real estate (b)	7,867	8,830

Total Non-Strategic	116,230	146,128

Corporate:
Nonperforming loans (a)	1,211	3,043

Total Corporate	1,211	3,043

Total nonperforming assets (a) (b)	$173,519	$217,199

(a)	Excludes loans that are 90 or more days past due and still accruing interest.
(b)	Excludes foreclosed real estate from government-insured mortgages.

Table 17 - Asset Quality Information (Continued)

	As of September 30
	2016		2015
Loans and commitments:
Total period-end loans, net of unearned income	$19,555,787		$16,725,492
Potential problem assets (a)	255,370		194,122
Loans 30 to 89 days past due	40,548		52,216
Loans 30 to 89 days past due - guaranteed portion (b)	93		—
Loans 90 days past due (c)	22,880		20,893
Loans 90 days past due - guaranteed portion (b) (c)	30		75
Loans held-for-sale 30 to 89 days past due	5,555		7,094
Loans held-for-sale 30 to 89 days past due - guaranteed portion (b)	5,348		6,482
Loans held-for-sale 90 days past due (c)	13,615		17,564
Loans held-for-sale 90 days past due - guaranteed portion (b) (c)	13,615		16,782
Remaining unfunded commitments	8,012,345		7,962,432
Average loans, net of unearned income	$18,679,350		$16,632,994

Allowance and net charge-off ratios:
Allowance to total loans	1.03%		1.26%
Allowance to nonperforming loans in the loan portfolio	1.33	x	1.15	x
Allowance to annualized net charge-offs	22.51	x	4.61	x
Nonperforming assets to loans and foreclosed real estate (d)	0.85%		1.25%
Nonperforming loans in the loan portfolio to total loans, net of unearned income	0.78%		1.10%
Total annualized net charge-offs to average loans (e)	0.05%		0.28%

(a)	Includes past due loans.
(b)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(c)	Amounts are not included in nonperforming/nonaccrual loans.
(d)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.
(e)	Net charge-off ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $22.9 million on September 30, 2016, compared to $20.9 million on September 30, 2015. The increase was driven primarily by the permanent mortgage and commercial real estate portfolios. Loans 30 to 89 days past due decreased to $40.5 million on September 30, 2016, from $52.2 million on September 30, 2015. The decrease was largely driven by the commercial and consumer real estate portfolios.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio, which includes loans past due 90 days or more and still accruing, were $255.4 million on September 30, 2016, $234.3 million on June 30, 2016, and $194.1 million on September 30, 2015. The increase in potential problem assets from second quarter 2016 to third quarter 2016 was due to an increase in classified commercial loans as a result of the third quarter 2016 loan acquisition combined with net downgrades during the quarter. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

On September 30, 2016 and 2015, FHN had $289.6 million and $304.7 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $48.7 million and $51.2 million, or 17 percent of TDR balances, as of September 30, 2016 and 2015, respectively. Additionally, FHN had $71.2 million and $72.6 million of HFS loans classified as TDRs as of September 30, 2016 and 2015, respectively. Total held-to-maturity TDRs decreased by $15.1 million with the majority of the decline attributable to consumer real estate and permanent mortgage loans partially offset by an increase in C&I. Generally, the volume of new TDRs, particularly within the consumer real estate and permanent mortgage portfolios, has substantially declined.

The following table provides a summary of TDRs for the periods ended September 30, 2016 and 2015:

Table 18 - Troubled Debt Restructurings

(Dollars in thousands)	As of September 30, 2016	As of September 30, 2015

Held-to-maturity:
Permanent mortgage:
Current	$74,066	$80,028
Delinquent	2,211	4,379
Non-accrual (a)	17,794	20,647

Total permanent mortgage	94,071	105,054

Consumer real estate:
Current	106,147	105,989
Delinquent	3,320	4,164
Non-accrual (b)	49,442	59,915

Total consumer real estate	158,909	170,068

Credit card and other:
Current	312	368
Delinquent	28	12
Non-accrual	—	—

Total credit card and other	340	380

Commercial loans:
Current	25,733	20,471
Delinquent	—	182
Non-accrual	10,552	8,507

Total commercial loans	36,285	29,160

Total held-to-maturity	$289,605	$304,662

Held-for-sale:
Current	$50,704	$52,270
Delinquent	14,303	16,775
Non-accrual	6,218	3,592

Total held-for-sale	71,225	72,637

Total troubled debt restructurings	$360,830	$377,299

(a)	Balances as of September 30, 2016 and 2015, include $4.3 million and $6.0 million, respectively, of discharged bankruptcies.
(b)	Balances as of September 30, 2016 and 2015, each include $15.4 million of discharged bankruptcies.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 19 - VaR and SVaR Measures

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016			As of September 30, 2016
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$814	$1,040	$606	$769	$1,411	$393	$880
SVaR	3,823	5,641	2,253	3,607	5,789	1,748	4,017

10-day
VaR	1,917	3,167	1,170	1,848	4,058	751	2,998
SVaR	12,439	18,221	7,105	11,703	18,221	3,263	12,055

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015			As of September 30, 2015
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$605	$963	$418	$648	$1,050	$388	$750
SVaR	2,515	3,926	1,647	3,086	5,356	1,647	2,720

10-day
VaR	1,636	3,171	742	1,826	3,452	742	2,077
SVaR	9,360	13,642	5,039	9,560	15,538	4,094	10,039

				Year Ended December 31, 2015			As of December 31, 2015
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$664	$1,174	$384	$498
SVaR				3,184	5,727	1,628	2,263

10-day
VaR				1,788	3,452	742	990
SVaR				10,122	16,677	4,094	4,645

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 20 - Schedule of Risks Included in VaR

	As of September 30 , 2016		As of September 30, 2015		As of December 31, 2015
(Dollars in Thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$683	$1,436	$1,069	$3,406	$451	$553
Credit spread risk	785	2,710	762	1,483	443	841

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

The scenarios performed attempt to capture risk to net interest income from rising rates and changes in the shape of the yield curve assuming a static balance sheet. Based on the rate sensitivity position on September 30, 2016, net interest income exposure over the next 12 months to a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points is estimated to be a favorable variance of 1.3 percent, 2.6 percent, 4.8 percent, and 8.7 percent, respectively of base net interest income. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable variance in net interest income of 1.5 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable variance in net interest income of 2.0 percent of base net interest income. A rate shock of minus 25 basis points results in an unfavorable variance in net interest income of 2.1 percent of base net interest income. These hypothetical scenarios are used to create one estimate of risk, and do not necessarily represent management’s current view of future interest rates or market developments.

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

LIQUIDITY MANAGEMENT

ALCO also focuses on liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy to direct management on the Company’s liquidity risk. The objective of the Liquidity Policy is to ensure that FHN meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash flows and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity Policy establishes liquidity limits that are deemed appropriate for its risk profile.

In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB of $2.3 billion as of September 30, 2016, brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 91 percent in 2016 compared to 89 percent in 2015.

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

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2014, FTBNA issued $400 million of fixed rate senior notes due in December 2019. In October 2015, FHN issued $500 million of fixed rate senior notes due in December 2020. FHN also maintains $26.1 million of borrowings which are secured by residential real estate loans in a consolidated securitization trust.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of September 30, 2016, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $156.2 million as of September 30, 2016, consequently, FTBNA could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in first, second, third and fourth quarter 2016 in the amounts of $50 million, $120 million, $40 million, and $40 million, respectively, and in the amount of $325 million in 2015. FTBNA declared and paid preferred dividends in each quarter to date of 2016 and each quarter of 2015, with OCC approval as necessary. Additionally FTBNA declared preferred dividends in fourth quarter 2016, with OCC approval.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.07 per common share on October 3, 2016, and in October 2016 the Board approved a $.07 per common share cash dividend payable on January 3, 2017, to shareholders of record on December 9, 2016. FHN paid a cash dividend of $1,550.00 per preferred share on October 11, 2016, and in October 2016 the Board approved a $1,550.00 per preferred share cash dividend payable on January 10, 2017, to shareholders of record on December 23, 2016.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015. The level of cash and cash equivalents increased $126.5 million during 2016 compared to an increase of $42.5 million in 2015. During the nine months ended September 30, 2016, cash provided by financing activities outpaced cash used by investing and operating activities, whereas during the nine months ended September 30, 2015, cash provided by investing activities and operating activities exceeded cash used by financing activities.

Net cash used by operating activities was $259.6 million in 2016 compared to net cash provided of $212.6 million in 2015. Cash outflows in 2016 were primarily due to net fixed income trading activities of $287.5 million, a $165 million cash contribution to the qualified pension plan, and net changes in operating assets and liabilities of $94.6 million. Operating cash flows in 2015 were favorably driven by cash-related net income items and a $194.2 million net increase in cash related to fixed income activities, but were somewhat offset by cash outflows related to operating assets and liabilities of $125.7 million.

Net cash used by investing activities was $1.6 billion in 2016, compared to net cash provided of $421.8 million in 2015. Cash outflows in 2016 were primarily attributable to a $1.9 billion increase in loans, which included $537.4 million UPB of loans acquired from GE Capital. Cash outflows were partially offset by a $383.0 million decrease in interest-bearing cash. In 2015, cash inflows were primarily attributed to a $1.0 billion decline in interest-bearing cash and $40.4 million of proceeds from the sale of properties, but were partially offset by loan growth within the regional bank and $102.7 million in net cash used in the available-for-sale securities portfolio.

Net cash provided by financing activities was $1.9 billion in 2016 compared to net cash used of $592.0 million in 2015. In 2016, cash inflows were positively affected by a $1.6 billion net increase in deposits and a $732.9 million increase in short-term borrowings, but were partially offset by $264.6 million in payments of long-term borrowings, which included the maturity of $250 million of subordinated notes. Additionally, share repurchases and dividend payments negatively affected financing cash flows in 2016. In 2015, cash was negatively affected by an $803.3 million decrease in short-term borrowings and $519.5 million in payments on long-term borrowings, which included the maturity of $304 million of subordinated notes and the redemption of $206 million of junior subordinated debentures underlying trust preferred securities. Additionally dividends and share repurchases negatively affected financing cash flows in 2015.

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

Servicing Obligations

FHN’s national servicing business was sold as part of the platform sale in 2008. A significant amount of MSR was sold at that time, and a significant amount was retained. The related servicing activities, including foreclosure and loss mitigation practices, not sold in 2008 were outsourced through a three-year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In fourth quarter 2013, FHN contracted to sell a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing was transferred to the buyer in stages, and was substantially completed in first quarter 2014. The servicing still retained by FHN continues to be subserviced.

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

Origination Data

From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans to the Agencies. This includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although FHN conducted these businesses before 2005, GSE loans originated in 2005 through 2008 account for a substantial majority of all repurchase requests/make-whole claims received since the 2008 platform sale.

From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. On September 30, 2016, the remaining UPB of loans held in FH proprietary securitizations was $4.2 billion, comprised of $3.0 billion of Alt-A loans and $1.2 billion of Jumbo loans.

Mortgage-Related Glossary

Agencies	the two GSEs and Ginnie Mae	GSEs	Fannie Mae and Freddie Mac

certificates	securities sold to investors representing interests in mortgage loan securitizations	HUD	Dept. of Housing and Urban Development

DOJ	U.S. Department of Justice	MI	private mortgage insurance, insuring against borrower payment default

DRA	definitive resolution agreement with a GSE	MSR	mortgage servicing rights

Fannie Mae, Fannie, FNMA	Federal National Mortgage Association	nonconforming loans	loans that did not conform to Agency program requirements

FH proprietary securitization	securitization of mortgages sponsored by FHN under its First Horizon brand	other whole loans sold	mortgage loans sold to private, non-Agency purchasers

FHA	Federal Housing Administration	2008 platform sale, platform sale, 2008 sale	FHN’s sale of its national mortgage origination and servicing platforms in 2008

FHFA	Federal Housing Financing Agency, conservator for the GSEs	Pipeline or active pipeline	pipeline of mortgage repurchase, make-whole, & certain related claims against FHN

Freddie Mac, Freddie, FHLMC	Federal Home Loan Mortgage Corporation	VA	Veterans Administration

Ginnie Mae, Ginnie, GNMA	Government National Mortgage Association

Active Pipeline

FHN accumulates the amount of repurchase requests, make-whole claims, and certain other related claims into the “active pipeline.” The active pipeline includes the amount of claims for loan repurchase, make-whole payments, loans as to which MI has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. MI was required for certain of the loans sold to GSEs or that were securitized. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline. Additionally, FHN is responsible for covering losses for purchasers to the extent there is a shortfall in MI insurance coverage (MI curtailment). Generally, the amount of a loan subject to a repurchase/make-whole claim, or with open MI issues, remains in the active pipeline throughout the resolution process with a claimant. During the last several years the active pipeline has steadily decreased, due in part to settlements and other resolutions, but also due to significant reductions in inflows. On September 30, 2016, the active pipeline was $52.1 million, down from $173.2 million a year ago.

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices and other requests for the three and nine months ended September 30, 2016:

Table 21 - Rollforward of the Active Pipeline

	July 1, 2016		Inflows		Resolutions		Settlement		Adjustments (c)		September 30, 2016
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	22	$4,264	11	$1,504	(14)	$(2,034)	—	$—	1	$185	20	$3,919
FHLMC (a)	6	1,074	1	198	(6)	(1,011)	—	—	—	—	1	261
GNMA	4	295	1	81	(3)	(177)	—	—	—	—	2	199
Non-Agency whole loan-related	125	19,108	2	183	—	—	—	—	—	—	127	19,291
MI Cancellations	14	3,344	23	3,561	(19)	(4,512)	—	—	(1)	(66)	17	2,327
MI Curtailments	155	26,338	3	341	(34)	(6,738)	—	—	3	551	127	20,492
Other requests (b)	62	8,682	7	800	(24)	(4,004)	—	—	—	151	45	5,629

Total	388	$63,105	48	$6,668	(100)	$(18,476)	—	$—	3	$821	339	$52,118

	January 1, 2016		Inflows		Resolutions		Settlement		Adjustments (c)		September 30, 2016
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	115	$22,465	44	$7,406	(52)	$(8,711)	(87)	$(17,286)	—	$45	20	$3,919
FHLMC (a)	10	1,699	5	918	(14)	(2,446)	(1)	(50)	1	140	1	261
GNMA	2	297	5	376	(5)	(474)	—	—	—	—	2	199
Non-Agency whole loan-related	131	19,971	6	1,018	(10)	(1,698)	—	—	—	—	127	19,291
MI Cancellations	23	5,214	41	6,793	(37)	(7,718)	(6)	(934)	(4)	(1,028)	17	2,327
MI Curtailments	535	89,805	68	10,806	(355)	(59,051)	(129)	(22,236)	8	1,168	127	20,492
Other requests (b)	190	27,881	25	3,167	(99)	(15,495)	(69)	(9,842)	(2)	(82)	45	5,629

Total	1,006	$167,332	194	$30,484	(572)	$(95,593)	(292)	$(50,348)	3	$243	339	$52,118

The following tables provide a rollforward of the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI cancellation notices and other requests for the three and nine months ended September 30, 2015:

	July 1, 2015		Inflows		Resolutions		Adjustments (c)		September 30, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	115	$22,420	36	$3,664	(36)	$(3,764)	1	$217	116	$22,537
FHLMC (a)	16	2,792	4	827	(5)	(789)	1	162	16	2,992
GNMA	4	464	—	1	(1)	(286)	—	—	3	179
Non-Agency whole loan-related	180	27,046	3	461	(23)	(4,398)	(1)	—	159	23,109
MI Cancellations	30	6,140	11	2,459	(23)	(4,302)	(1)	(304)	17	3,993
MI Curtailments	580	98,168	26	3,764	(42)	(7,397)	3	348	567	94,883
Other requests (b)	137	20,641	93	16,340	(61)	(11,938)	3	414	172	25,457

Total	1,062	$177,671	173	$27,516	(191)	$(32,874)	6	$837	1,050	$173,150

	January 1, 2015		Inflows		Resolutions		Adjustments (c)		September 30, 2015
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Repurchase/make whole requests:
FNMA (a)	142	$27,831	88	$10,472	(114)	$(15,959)	—	$193	116	$22,537
FHLMC (a)	19	3,310	14	2,850	(18)	(3,330)	1	162	16	2,992
GNMA	2	69	2	396	(2)	(409)	1	123	3	179
Non-Agency whole loan-related	171	25,827	22	3,895	(34)	(6,768)	—	155	159	23,109
MI Cancellations	28	6,004	54	10,097	(68)	(12,256)	3	148	17	3,993
MI Curtailments	594	101,063	178	30,451	(203)	(36,256)	(2)	(375)	567	94,883
Other requests (b)	65	10,825	222	35,228	(121)	(21,262)	6	666	172	25,457

Total	1,021	$174,929	580	$93,389	(560)	$(96,240)	9	$1,072	1,050	$173,150

(a)	Inflows represent amounts excluded from the DRAs.
(b)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers.
(c)	Generally, adjustments reflect reclassifications between repurchase requests and MI cancellation notices and/or updates to UPB.

During 2016, the active pipeline decreased $115.2 million to $52.1 million on September 30, 2016. The decrease in the active pipeline was primarily related to the settlement of certain repurchase claims in second quarter 2016. On September 30, 2016, Agencies accounted for approximately 61 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. MI curtailment requests, the largest portion of the active pipeline are intended only to cover the shortfall in MI insurance proceeds, therefore FHN’s loss from MI curtailments as a percentage of UPB generally is significantly lower than that of a repurchase or make-whole claim. At September 30, 2016, the active pipeline contained no loan repurchase or make-whole requests from the FH proprietary securitization trustee related to first lien mortgage loans based on claims related to breaches of representations and warranties.

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

Repurchase Accrual Approach

Repurchase/Make-whole and Damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs are included in FHN’s remaining repurchase liability as of September 30, 2016. Those remaining obligations primarily relate to future MI cancellations, loans included in bulk servicing sales effected prior to the DRAs, and other whole loans sold.

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

The following table provides a rollforward of the legacy mortgage repurchase liability during the three and nine months ended September 30, 2016 and 2015:

Table 22 - Reserves for Repurchase and Foreclosure Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2016	2015	2016	2015
Legacy Mortgage
Beginning balance	$67,383	$116,554	$114,947	$119,404
Provision for repurchase and foreclosure losses (a)	(218)	—	(31,618)	—
Net realized gain/(losses)	(203)	(1,773)	(16,367)	(4,623)

Balance on September 30	$66,962	$114,781	$66,962	$114,781

(a)	In second quarter 2016, FHN settled certain repurchase claims which resulted in the reversal of $31.4 million of mortgage repurchase and foreclosure provision.

Government-Backed Mortgage Lending Programs

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At September 30, 2016, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described in Note 10 – Contingencies and Other Disclosures.

Other FHN Mortgage Exposures

At September 30, 2016, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in a lawsuit in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against loan originators and loan servicers, including FHN, outside of the duties specified in the applicable trust documents; FHN is not a defendant in that suit and is not able to assess what, if any, exposure FHN may have as a result of it.

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

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase and make-whole claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated loans. At September 30, 2016, FHN had not accrued a liability for any litigation matter related to other whole loans sold; however, FHN’s repurchase and foreclosure liability included certain known exposures from other whole loans sold.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

During 2015 and the first three quarters of 2016 the national economy generally exhibited modest growth. However, certain economic indicators have been mixed and the pace of recovery from the 2008-2009 recession has been uneven and could regress. As uncertainties remain surrounding the national economy, the housing market, Fed monetary policy, the competitive landscape (including competition from non-traditional financial service providers), the regulatory and political environment, U.S. government spending generally, and global economic and political situations, FHN may continue to be faced with challenges. Although management considers asset quality at FHN to be strong, external factors may result in increased credit costs and loan loss provisioning and could also suppress loan demand from borrowers and further increase competition among financial institutions resulting in continued pressure on net interest income. Additionally, a downturn in the economic environment or disruptions in the housing market could affect borrower defaults and actions by MI companies which could result in elevated repurchase, make-whole, or other monetary requests from GSEs and third party whole loan purchasers relative to current projections or could impact losses recognized by investors in FH proprietary securitizations which could result in demands or litigation. See the Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations section within this MD&A, and Note 10 – Contingencies and Other Disclosures within this report for additional discussion regarding FHN’s repurchase obligations.

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

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial instruments. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations,” which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” was issued in May 2016 to provide additional guidance for the implementation and application of ASU 2014-09. The effective date of these ASUs has been deferred to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual reporting periods beginning after December 15, 2016, and associated interim periods. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating the effects of these ASUs on its revenue recognition practices.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires a lessee to recognize in its statement of condition a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 leaves lessor accounting largely unchanged from prior standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. All other leases must be classified as financing or operating leases which depends on the relationship of the lessee’s rights to the economic value of the leased asset. For finance leases, interest on the lease liability is recognized separately from amortization of the right-of-use asset in earnings, resulting in higher expense in the earlier portion of the lease term. For operating leases, a single lease cost is calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

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

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage of Certain Prepaid Stored-Value Products,” which indicates that liabilities related to the sale of prepaid-stored value products are considered financial liabilities and should have a breakage estimate applied for estimated unused funds. ASU 2016-04 does not apply to stored-value products that can only be redeemed for cash, are subject to escheatment or are linked to a segregated bank account. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. FHN is evaluating the impact of ASU 2016-04 on its current accounting and disclosure practices.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires will be recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies will no longer be included within estimated proceeds when performing the treasury stock method for calculation of diluted earnings per share. Excess tax benefits will also be recognized at the time an award is exercised or vests compared to the current requirement to delay recognition until the deduction reduces taxes payable. The presentation of excess tax benefits in the statement of cash flows will shift to an operating activity from the current classification as a financing activity.

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur rather than the current requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Under current guidance, withholding of equity awards in excess of the minimum statutory requirement results in liability classification for the entire award. The related cash remittance by the employer for employee taxes will be treated as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Transition to the new guidance will be accomplished through a combination of retrospective, cumulative-effect adjustment to equity and prospective methodologies. FHN currently estimates that adoption of ASU 2016-09 will result in an increase in tax provision in 2017 between $1.0 million and $2.0 million. The effects on earnings per share calculations and elections to account for forfeitures as incurred are not anticipated to be significant.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which revises the measurement and recognition of credit losses for assets measured at amortized cost (e.g., held-to-maturity (“HTM”) loans and debt securities) and available-for-sale (“AFS”) debt securities. Under ASU 2016-13, for assets measured at amortized cost, the current expected credit loss (“CECL”) is measured as the difference between amortized cost and the net amount expected to be collected. This represents a departure from existing GAAP as the “incurred loss” methodology for recognizing credit losses delays recognition until it is probable a loss has been incurred. The measurement of current expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, current disclosures of credit quality indicators in relation to the amortized cost of financing receivables will be further disaggregated by year of origination. ASU 2016-13 leaves the methodology for measuring credit losses on AFS debt securities largely unchanged, with the maximum credit loss representing the difference between amortized cost and fair value. However, such credit losses will be recognized through an allowance for credit losses, which permits recovery of previously recognized credit losses if circumstances change.

ASU 2016-13 also revises the recognition of credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”). For PCD assets, the initial allowance for credit losses is added to the purchase price. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for PCD assets. Interest income for PCD assets will be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. Currently, credit losses for purchased credit-impaired assets are included in the initial basis of the assets with subsequent declines in credit resulting in expense while subsequent improvements in credit are reflected as an increase in the future yield from the assets.

The provisions of ASU 2016-13 will be generally adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in the year of adoption. Prospective implementation is required for debt securities for which an other-than-temporary-impairment (“OTTI”) had been previously recognized. Amounts previously recognized in accumulated other comprehensive income (“AOCI”) as of the date of adoption that relate to improvements in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. A prospective transition approach will be used for existing PCD assets where, upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses. Thus, an entity will not be required to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. An entity will accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies multiple cash flow presentation issues including providing guidance as to classification on the cash flow statement for certain cash receipts and cash payments where diversity in practice exists. ASU 2016-15 also provides an accounting policy election to classify cash flows from an equity method investee under the cumulative earnings approach or the nature of distribution approach. Finally, ASU 2016-15 provides guidance on the presentation of individual cash flows with characteristics of multiple classifications. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The provisions of ASU 2016-15 should be applied using a retrospective transition method to each period presented. FHN is evaluating the impact of ASU 2016-15 on its current cash flow presentation practices.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 104 of this report and the subsections entitled “Market Risk Management” beginning on page 104 and “Interest Rate Risk Management” beginning on page 106 of this report, and

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

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)	Table 7 captioned “Issuer Purchases of Common Stock,” including the explanatory notes included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 90 of this report, is incorporated herein by reference.

Items 3, 4, and 5

Not applicable

Item 6.	Exhibits

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

Exhibit No.	Description

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at September 30, 2016 and 2015, and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Condensed Statements of Equity for the Nine Months Ended September 30, 2016 and 2015; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION
(Registrant)

DATE: November 7, 2016	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
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

Exhibit No.	Description

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at September 30, 2016 and 2015, and December 31, 2015; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Condensed Statements of Equity for the Nine Months Ended September 30, 2016 and 2015; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase