Form 10-K
period 2016-12-31
FIRST HORIZON NATIONAL CORP
filed 2017-02-27
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

- or -

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to__________

Commission File Number: 001-15185

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES   ☑ NO

At June 30, 2016, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $3.1 billion based on the closing stock price reported for that date. At January 31, 2017, the registrant had 233,679,160 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2016 Annual Report to shareholders: Parts I, II, and IV of this Report

Portions of the Proxy Statement to be furnished to shareholders in connection with Annual Meeting of shareholders scheduled for April 25, 2017: Part III of this Report

CONTENTS OF THIS ANNUAL REPORT ON FORM 10-K

Annual Report References: In this report, references to specific pages in our 2016 Annual Report to shareholders (sometimes referred to as the “2016 Annual Report”), or to specific pages of our consolidated financial statements or the notes thereto, refer to page numbers appearing in Exhibit 13 to this report on Form 10-K.

PART I

ITEM 1. BUSINESS

Our Businesses

Overview

First Horizon National Corporation (the “Corporation,” “First Horizon,” “FHN,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee. We incorporated in 1968. We are registered as a bank holding company under the Bank Holding Company Act, and are a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2016, FHN had total consolidated assets of $28.6 billion.

We provide diversified financial services primarily through our principal subsidiary, First Tennessee Bank National Association (the “Bank,” “FTB,” or “FTBNA”). The Bank is a national banking association with principal offices in Memphis, Tennessee. The Bank received its charter in 1864, and has a number of operating subsidiaries and divisions.

Business Segments

Our financial results of operations are reported through operational business segments which are not related to the legal structure of our subsidiaries. We operate through four business segments: regional banking, fixed income, corporate, and non-strategic. We sometimes refer to regional banking, fixed income, and corporate as our “core” business segments.

Regional Banking. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking-related services to other financial institutions nationally.

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

Non-Strategic. The nonstrategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

The approximate percentage of consolidated revenues (for this purpose, “revenues” are the sum of net interest income and noninterest income), consolidated expenses, and average assets ascribed to each of our segments for the past three years is set forth below. During that period, the regional banking segment total revenues and average assets have grown as a share of our consolidated total, while non-strategic has shrunk.

REVENUE, EXPENSE, AND ASSET MIX ASSOCIATED WITH BUSINESS SEGMENTS

	Revenues			Expenses			Average Assets
	2016	2015	2014	2016	2015	2014	2016	2015	2014

Regional Banking	77%	77%	73%	67%	54%	65%	62%	59%	55%
Fixed Income	22%	21%	18%	25%	21%	18%	9%	9%	9%
Corporate	*	*	*	6%	5%	7%	22%	23%	23%
Non-Strategic	4%	6%	11%	2%	20%	10%	7%	9%	13%

* Amount is less than one percent or negative.

Financial and other additional information concerning our segments – including information concerning assets, revenues, and financial results – appears in the response to Item 7 of Part II of this report and Note 20 to the Consolidated Financial Statements contained in our 2016 Annual Report to shareholders.

During 2016 approximately 43% of our consolidated revenues were provided by fee and other noninterest income and approximately 57% of revenues were provided by net interest income.

As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.

First Tennessee Bank National Association

During 2016 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $1.3 billion and contributed the majority of our consolidated revenue from continuing operations. At December 31, 2016, the Bank had $28.4 billion in total assets, $22.9 billion in total deposits, and $19.6 billion in total loans (net of unearned income).

Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2016 based on FDIC data.

Physical Business Locations

At December 31, 2016, FHN’s subsidiaries had over 200 business locations in 21 U.S. states, excluding off-premises ATMs. Almost all of those locations were bank financial centers and FTN Financial offices.

At December 31, 2016, the Bank had 169 branch locations in eight states: 153 branches in Tennessee; 1 branch in northwestern Georgia; 5 branches in northwestern Mississippi; 6 branches in North Carolina; and one branch each in Virginia, South Carolina, Florida, and Texas. The Bank has customer-service offices which are not legal bank branches, including private client and commercial loan offices, in Kentucky as well as in states where branches are located. The Bank also has operational and administrative offices in Tennessee.

At December 31, 2016, FTN Financial’s fixed income and other products and services were offered through 29 offices in 18 states across the U.S.

Services We Provide

At December 31, 2016, we provided the following services through our subsidiaries and divisions:

•	general banking services for consumers, businesses, financial institutions, and governments

•	through FTN Financial: fixed income sales and trading; underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; loan sales; advisory services; and derivative sales

•	discount brokerage and full-service brokerage

•	correspondent banking
•	transaction processing: nationwide check clearing services and remittance processing

•	trust, fiduciary, and agency services

•	credit card products

•	equipment finance services

•	investment and financial advisory services

•	mutual fund sales as agent

•	retail insurance sales as agent

•	mortgage banking services

Recent Significant Business Developments

Since the 2008-09 recession we have become a smaller company in terms of assets and liabilities, with a business mix focused on traditional banking and fixed income products and services. We exited our legacy nation-wide mortgage banking business in 2008, though in 2017 we are continuing to manage related legal exposures and the wind-down of a still-sizable loan portfolio. Economic, market, and regulatory conditions during the past several years have impacted our businesses substantially, putting downward pressure on revenues and upward pressure on compliance expense while limiting organic growth opportunities within our traditional markets. These adverse conditions have forced us, and many in our industry, to make significant changes in our business.

Over the past five years, key strategic priorities for us have included:

•	targeted expansion of consumer and commercial banking markets

•	opportunistic expansion of commercial lending, mainly through acquisition transactions, talent development, and talent acquisitions

•	vigorous discipline in controlling expenses not closely related to revenue production

•	managing our business units and products with a strong emphasis on risk-adjusted returns on invested capital

•	robust emphasis on providing exceptional customer service as a primary means to differentiate us from our competitors

•	investment in scalable technology and other infrastructure to attract and retain business, and to support expansion

We expect that these will continue to be areas of strong focus for many years to come. Examples of our implementation of these priorities include:

•	Through organic and acquisitive growth we now have bank branches in Raleigh, Winston-Salem, and Greenville, North Carolina; Richmond, Virginia; Charleston, South Carolina; Jacksonville, Florida; and Houston, Texas.

•	We have agreed to acquire Coastal Securities, expected to close in 2017, which will enhance the revenue and product diversification of our fixed income business.

•	We have made key talent hires in critical areas throughout our company, with the main focus on growing economically profitable business lines.

•	We have carefully pruned our physical network to reflect long-term trends in customer usage of physical branches, and correspondingly are making more efficient use of other physical facilities.

•	We acquired branches in several smaller Tennessee markets, and we revamped our community banking model to better match our products and services to customer demand in those markets.

•	Organic and acquisitive loan growth in regional banking has more than offset loan attrition from the non-strategic segment, where legacy loan portfolios are in long-term wind-down.

•	Commercial loan growth has concentrated in specialty lending areas, such as lending to mortgage companies, where margins tend to be better but volatility tends to be higher.

The following table provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’ equity for the past five years.

SELECTED CONSOLIDATED REVENUE, EXPENSE, ASSET, LIABILITY, AND EQUITY DATA

(Dollars in millions; period-end financial condition data shown as of December 31)

	2016	2015	2014	2013	2012
Net interest income	$729.1	$653.7	$627.7	$637.4	$688.7
Provision for loan losses	11.0	9.0	27.0	55.0	78.0
Noninterest income	552.4	517.3	550.0	584.6	671.3
Provision for mortgage repurchase losses	(32.7)	—	(4.3)	170.0	299.3
Provision for litigation and regulatory matters	30.5	187.6	(2.7)	63.7	33.3
Net Income Available to Common Shareholders	220.8	79.7	216.3	21.1	(26.8)
Total loans (net of unearned income)	19,589.5	17,686.5	16,230.2	15,389.1	16,708.6
Total assets	28,555.2	26,192.6	25,665.4	23,782.4	25,322.0
Total deposits	22,672.4	19,967.5	18,068.9	16,735.0	16,629.7
Total term borrowings	1,040.7	1,312.7	1,877.3	1,737.8	2,223.7
Total liabilities	25,850.1	23,553.0	23,083.8	21,294.0	22,822.5
Preferred Stock Series A	95.6	95.6	95.6	95.6	—
Total Shareholders’ Equity	2,705.1	2,639.6	2,581.6	2,488.4	2,499.5

Noteworthy trends during this period include:

•	Net loan growth has driven the growth in assets since 2013. Overall growth has been strong despite substantial run-off of non-strategic loans.

•	Growth in net interest income has been positive overall but somewhat uneven since 2013 due to persistently low interest rates prevalent during this period, despite net loan growth. The uptick in 2016 was due mainly to loan growth coupled with a small interest rate increase in late 2015.

•	The down-trend in noninterest income from 2013 to 2015 was due mainly to lower fixed income revenues (due primarily to low interest rate volatility) coupled with impacts in regional banking from increased regulation. 2016 saw a move away from that trend mainly due to improved fixed income revenues.

•	Mortgage repurchase and litigation expenses, mostly related to legacy businesses in our non-strategic segment, have been highly idiosyncratic during this period. At times they strongly impacted our net income, and those impacts obscure analysis of the bottom-line trends in our underlying businesses outside of the non-strategic segment.

•	Deposits have grown significantly and steadily despite the low-rate environment. Much of that growth has been organic. Deposit growth has outpaced loan growth.

Other General Information

Strategic Transactions

An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Significant acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements appearing in the 2016 Annual Report to shareholders, which information is incorporated into this Item 1 by this reference.

In October 2016 we announced an agreement to acquire the fixed income businesses of Coastal Securities, Inc., a Houston-based firm specializing in government-guaranteed loan sales and trading. We expect the transaction to close in 2017.

Subsidiaries

FHN’s consolidated operating subsidiaries at December 31, 2016 are listed in Exhibit 21.

The Bank has filed notice with the Office of the Comptroller of the Currency (“Comptroller” or “OCC”) as a government securities broker/dealer. The FTN Financial division of the Bank is registered with the Securities and Exchange Commission (“SEC”) as a municipal securities dealer. The Bank is supervised and regulated as described in “Supervision and Regulation” in this Item below.

Martin and Company, Inc., FTB Advisors, Inc., and FTN Financial Main Street Advisors, LLC are registered with the SEC as investment advisers. FTB Advisors, Inc. and FTN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. FTB Advisors Insurance Services, Inc., First Horizon Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FTN Financial Securities Corp., First Horizon Insurance Services, Inc., FTB Advisors Insurance Services, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. FTB Advisors, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. First Horizon Insurance Agency, Inc. is inactive.

R&D

Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2016.

Customer Concentration

Neither we nor any of our significant subsidiaries is dependent upon a single customer or very few customers.

Foreign Operations

Our non-U.S. operations are not material.

Seasonality

We do not experience material seasonality. We do experience a degree of seasonal variation in certain revenues, expenses, and credit trends.

Historically, these variations have somewhat increased certain expenses for the regional banking and fixed income segments, and somewhat diminished certain revenues for the regional banking segment, principally in the first quarter each year.

Employees

At December 31, 2016, FHN and its subsidiaries had 4,288 employees, or 4,268 full-time-equivalent employees, not including contract labor for certain services.

Other Information Associated with this Report

For additional information concerning our business, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections contained in pages 3 through 79 of our 2016 Annual Report to shareholders, which sections are incorporated herein by reference.

External Information

Our current internet address is www.firsthorizon.com in the Investor Relations section of our internet website, under the SEC Filings tab, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 40. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.

Supervision and Regulation

Scope of this Summary

The following summary describes certain of the material elements of the regulatory framework applicable to bank and financial holding companies and their subsidiaries, and to companies engaged in securities and insurance activities. It also provides certain specific information about us. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations, or regulatory policy may have a material effect on our business.

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

A bank holding company that is not a financial holding company generally cannot directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve. Also, such a bank holding company and its subsidiaries generally are limited to engaging in banking and activities found by the Federal Reserve to be closely related to banking.

Eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature,” generally without the prior approval of the Federal Reserve. “Financial” activities are much broader in scope than those which are “closely related to banking.” See “Financial Activities other than Banking” beginning on page 10 below.

The Federal Reserve may approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See “Interstate Banking and Branching” beginning on page 10 below.

The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2016, we estimate that we held approximately 14.3% of such deposits.

Our Bank is a national banking association subject to regulation, examination, and supervision by the OCC as its primary federal regulator. The Bank is insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the “FDIC”) and is subject to regulation in certain respects by the Consumer Financial Protection Bureau (the “CFPB”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

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

The regulatory framework governing banks and the financial industry is intended primarily for the protection of depositors and the Federal Deposit Insurance Fund, not for the protection of our Bank or our security holders.

Regulatory Tiers Based on Asset Size

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Reform Act,” the “Dodd-Frank Act,” or “Dodd-Frank”) made a substantial number of significant changes to how financial services companies are regulated. It was one of the most impactful laws affecting our industry since the 1930s. Many provisions or topics of Dodd-Frank and the regulatory initiatives under it in part are discussed elsewhere in this “Supervision and Regulation” section.

A major change adopted in Dodd-Frank and its many regulations has been to divide many critical regulatory topics into tiers based largely or entirely on asset size. Different topics have different cut-off points for the tiers. Within each topic, different rules apply to the different tiers. A few examples: (1) Bank holding companies with at least $50 billion of assets automatically are deemed “systemically important” under the Act and, as such, are subject to enhanced prudential standards, among other things. (2) Companies with $10 billion or more of assets must engage in regular stress-testing; for those with $50 billion or more, the testing is more frequent and regulatory involvement is more direct. (3) With $15 billion or more of assets, certain capital instruments no longer are counted as regulatory capital.

Some cut-off points are as low as $1 billion, and in one case it is $500 billion. However, as a rough generalization, for many of the most important regulatory topics the critical cut-off points are $10 billion and $50 billion. Companies with less than $10 billion are less regulated in several important ways, and companies with $50 billion or more are regulated much more severely in many important ways, than companies (like FHN) which fall into the middle. As a result, under Dodd-Frank: compliance costs and restrictions grow with size; they tend to change abruptly as a company crosses to the next tier; and, in the aggregate abrupt changes are most pronounced at the $10 and $50 billion levels.

The remainder of this “Supervision and Regulation” discussion focuses on the rules which apply to FHN based on its current asset size.

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

As a national bank, our Bank must obtain the prior approval of the OCC to pay cash dividends if the total of all dividends declared by the Bank’s board of directors in any year exceeds the total of (i) its net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. The Bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

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

Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank’s total amount available for dividends was negative $132.5 million as of December 31, 2016 and as of January 1, 2017. Consequently, the Bank cannot pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption “Liquidity Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 54 of our 2016 Annual Report to shareholders;

and under the caption “Restrictions on dividends” in Note 12 – Regulatory Capital and Restrictions beginning on page 122 which is part of the material from our 2016 Annual Report that has been incorporated by reference into Items 7 and 8 of this report.

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

The payment of cash dividends by FHN and the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. For example, as discussed under “Capital Adequacy” starting on page 8 below, FHN’s ability to pay dividends would be restricted if its capital ratios fell below minimum regulatory requirements plus a capital conservation buffer. The Federal Reserve and OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising, among other things, that a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Transactions with Affiliates

The Bank’s ability to lend or extend credit to FHN and its nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) is restricted. The Bank and its subsidiaries generally may not extend credit to FHN or to any other affiliate in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Extensions of credit and other transactions between the Bank and FHN or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Further, the type, amount, and quality of collateral which must secure such extensions of credit is regulated.

There are similar legal restrictions on: the Bank’s purchases of or investments in the securities of and purchases of assets from FHN and its nonbank subsidiaries; the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of FHN and its nonbank subsidiaries; the issuance of guaranties, acceptances, and letters of credit on behalf of FHN and its nonbank subsidiaries; and certain bank transactions with FHN and its nonbank subsidiaries, or with respect to which FHN and its nonbank subsidiaries act as agent, participate, or have a financial interest.

Capital Adequacy

U.S. financial industry regulators have long required that regulated institutions maintain minimum capital levels. Following an extended reform effort, enhancements to the capital rules were adopted in 2013. For FHN the new rules became effective in 2015, subject to a phase-in period for certain subjects. The new U.S. capital standards are based on international standards known as “Basel III.” The revised standards require the following:

•	Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2016, FHN’s Common Equity Tier 1 Capital Ratio was 9.94% and the Bank’s was 9.80%.

•	Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock, net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2016, FHN’s Tier 1 Capital Ratio was 11.17% and the Bank’s was 10.83%.

•	Total Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. At December 31, 2016, FHN’s Total Capital Ratio was 12.24% and the Bank’s was 11.78%.

•	Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses. The capital conservation buffer requirement is subject to a four-year phase-in period beginning for FHN in 2016 at 0.625%, and increasing by that amount each year until 2.5% is reached in 2019.

•	Leverage Ratio—Base. For all supervised financial institutions, including FHN or the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31, 2016, FHN’s Leverage ratio was 9.35% and the Bank’s was 9.16%.

•	Leverage Ratio—Supplemental. For the largest internationally active supervised financial institutions, not including FHN or the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.

FHN believes that both FHN and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2016.

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

U.S. regulators’ market risk rules are applicable to covered institutions—those with aggregate trading assets and trading liabilities of at least 10% of their total assets or at least $1 billion. FHN and the Bank are covered institutions under the rule. The rules specify the methodology for calculating the amount of risk-weighted assets related to trading assets and include, among other things, the addition of a component for stressed value at risk. The rule eliminates the use of credit ratings in calculating specific risk capital requirements for certain debt and securitization positions. Alternative standards of creditworthiness are used for specific standardized risks, such as exposures to sovereign debt, public sector entities, other banking institutions, corporate debt, and securitizations. In addition, an 8% capital surcharge applies to certain covered institutions, not including FHN or the Bank.

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

Stress Tests

Mid-tier U.S. financial institutions, including FHN and the Bank, annually must determine whether capital is likely to be adequate to absorb losses which could stem from certain hypothetical adverse economic scenarios provided by the regulators. Each institution must privately report the results to its primary regulator and must publicly disclose certain of those results.

Prompt Corrective Action (PCA)

Federal banking regulators must take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. For this purpose insured depository institutions are divided into five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Our specific requirements are summarized in the table below.

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

At December 31, 2016, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.

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

Under Federal Reserve policy FHN is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times even though, absent such Federal Reserve policy, FHN might not wish to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cross-Guarantee Liability

A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

Currently the Bank is the only depository institution owned by FHN. If FHN were to operate another depository institution, any loss suffered by the FDIC in respect of one subsidiary bank would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against FHN’s other subsidiary bank(s), and a potential loss of FHN’s investment in its subsidiary banks.

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

Additionally, the Dodd-Frank Act created a number of regulatory requirements for interstate merger and acquisition activity, including the following: the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; and regulators must assess the transaction for incremental systemic risk.

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

At December 31, 2016, FHN is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Other General Information” beginning on page 4 of this report.

Interchange Fee Restrictions

Regulations under Dodd-Frank’s so-called Durbin Amendment severely cap interchange fees which the Bank may charge merchants for debit card transactions.

Volcker Rule

Banking regulators have adopted a rule under Dodd-Frank’s so-called Volcker provision. The principal purpose of the Volcker rule is to prohibit banking entities from engaging in proprietary trading, which is engaging as principal in any purchase or sale of one or more of certain types of financial instruments. A bank holding any prohibited instruments must sell them by 2017. The Volcker rule, as FHN currently understands its terms, is not expected to have a material financial impact on FHN in 2017.

Consumer Regulation by the CFPB

The CFPB adopts and administers significant rules affecting consumer lending and consumer financial services. Key rules for the Bank include detailed regulation of mortgage servicing practices and detailed regulation of mortgage origination and underwriting practices. The latter rules, among other things, establish the definition of a “qualified mortgage” using traditional underwriting practices involving down payments, credit history, income levels and verification, and so forth. The rules do not prohibit, but do tend to discourage, lenders from originating non-qualified mortgages.

The CFPB has been active bringing enforcement actions related to consumer financial protection laws, in many cases obtaining significant settlement outcomes. Enforcement theories advanced by the CFPB sometimes have gone beyond the industry’s interpretation of the applicable regulations; that practice generally increases our compliance risk.

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

Compensation and Risk Management

The Federal Reserve, OCC, and other agencies have issued guidance intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. In response: we operate an enhanced risk management process for assessing risk in incentive compensation plans; several key incentive programs use a net profit approach rather than a revenues-only approach; and mandatory deferral features are used in several key programs, including an executive program.

In 2016 federal agencies proposed regulations which may significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers (over $50 billion) would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. FHN and the Bank currently would fall into the third tier, where the impact of the proposed rules is substantially more modest. FHN cannot predict what final rules may be adopted, nor how they will be implemented.

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

The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economies and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of FHN and the Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings.

Other Proposals

Bills occasionally are introduced in the United States Congress and the Tennessee General Assembly and other state legislatures, and regulations occasionally are proposed by our regulatory agencies, any of which could affect our businesses, financial results, and financial condition.

Following the U.S. federal elections in November, 2016, it has been reported that significant parts of the Dodd-Frank Act, along with other banking laws, may be substantially altered or repealed in 2017 or 2018. Any such legislative and regulatory actions could affect our businesses and future financial results, and could change parts of the regulatory framework which is outlined in this Item above.

We are not able to predict what, if any, changes that Congress, state legislatures, or the regulatory agencies will enact or implement in the future, nor the impact that those actions will have upon us.

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

Regional Banking

Our regional banking business primarily competes in several areas within the southeast U.S. where we have branch locations: (i) the major metro regions associated with Tennessee (west Tennessee around Memphis; middle Tennessee around Nashville; and east Tennessee around Knoxville, Chattanooga, and the tri-cities area of Johnson City, Bristol, and Kingsport); (ii) several selected mid-size “Mid-Atlantic” markets in Virginia, North Carolina, South Carolina, and Florida, along with Houston, Texas; and (iii) several smaller communities in Tennessee. However, competition in our industry is trending away from the traditional geographic footprint model. That trend is happening throughout the industry, but the rate of change is highly uneven among different types of customers, products, and services.

Our regional banking business serves both consumer and commercial customers. The consumer business remains strongly linked to our physical branch locations. The commercial business also has a geographic linkage, but it is weaker. Some areas of our commercial banking business, particularly in specialty lending, are broadly regional or even national in scope rather than being heavily centered on branch locations.

Key traditional competitors in our Tennessee-oriented markets include Regions Bank, SunTrust Bank, Wells Fargo Bank N.A., Bank of America N.A., and Pinnacle National Bank, among many others including many community banks and credit unions. An additional key competitor in the Mid-Atlantic markets is Branch Banking and Trust Company (BB&T).

A number of recent technologies have been integrated into the financial system used by traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of incrementally evolutionary technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks. Prior methods of delivering those services were disrupted, but often at a pace which all but the weakest banks could accommodate.

Recently, some evolutionary pressures have arisen which may prove to be less incremental and more disruptive. For example, in financial planning and wealth management, companies that are not traditional banks, including both long-established firms (such as Vanguard) and new ones (such as Betterment), have developed highly-interactive systems and applications.

These services compete directly with traditional banks in offering personal financial advice. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent customers and potential customers. Traditional banks can develop and offer similar services, but in doing so risk cannibalizing their traditional business models for these services.

In recent years certain financial companies or their affiliates that traditionally were not banks have been able to compete more directly with the Bank for deposits and other traditional banking services and products. Increased fluidity across traditional boundaries is likely to continue. Non-traditional companies competing with us for traditional banking products and services include investment banks, brokerage firms, insurance company affiliates, peer-to-peer lending arrangers, non-bank deposit acceptors, companies offering payment facilitation services (such as PayPal and pre-paid debit card issuers), and extremely short-term consumer loan companies.

Fixed Income

Our fixed income business serves institutional customers, broadly segregated into depositories (including banks, thrifts, and credit unions) and non-depositories (including money managers, insurance companies, public funds, pension funds, and hedge funds). Both customer segments are widely dispersed geographically, predominantly within the U.S. We have many competitors within both segments including major U.S. and international securities firms as well as numerous regional and local firms.

Additional Information

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

Sources and Availability of Funds

Information concerning the sources and availability of funds for our businesses can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary, and Acronyms sections, including the subsection entitled

“Liquidity Risk Management,” contained in pages 3 through 79 (including pages 54 through 55) of our 2016 Annual Report to shareholders. Those sections are incorporated herein by reference.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of

Operations, Glossary, and Acronyms sections set forth at pages 3 through 79 of our 2016 Annual Report to shareholders. Certain information not contained in the 2016 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION

ADDITIONAL GUIDE 3 STATISTICAL INFORMATION

ON DECEMBER 31

(Unaudited)

Investment Portfolio

(Dollars in thousands)	2016	2015	2014
Securities available-for-sale:
Government agency issued mortgage-backed securities & collateralized mortgage obligations	$3,756,645	$3,743,294	$3,362,431
U.S. treasuries	100	100	100
Other U.S. government agencies*	-	102	1,807
States and municipalities	-	1,500	10,205
Other	186,754	184,850	182,070
Total securities available-for-sale	$3,943,499	$3,929,846	$3,556,613
Securities held-to-maturity:
States and municipalities	$4,347	$4,320	$4,292
Equity and other	10,000	10,000	-
Total securities held-to-maturity	$14,347	$14,320	$4,292

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government.

Loan Portfolio

(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial:
Commercial, financial, and industrial	$12,148,087	$10,436,390	$9,007,286	$7,923,576	$8,796,956
Commercial real estate	2,135,523	1,674,935	1,277,717	1,133,279	1,168,235
Total Commercial	14,283,610	12,111,325	10,285,003	9,056,855	9,965,191
Consumer:
Consumer real estate	4,523,752	4,766,518	5,048,071	5,333,371	5,688,703
Permanent mortgage	423,125	454,123	538,961	662,242	765,583
Credit card and other	359,033	354,536	358,131	336,606	289,105
Total Consumer	5,305,910	5,575,177	5,945,163	6,332,219	6,743,391
Total Loans	$19,589,520	$17,686,502	$16,230,166	$15,389,074	$16,708,582

Short-Term Borrowings

(Dollars in thousands)	2016	2015	2014
Federal funds purchased	$414,207	$464,166	$1,037,052
Securities sold under agreements to repurchase	453,053	338,133	562,214
Trading liabilities	561,848	566,019	594,314
Other short-term borrowings	83,177	137,861	157,218
Total	$1,512,285	$1,506,179	$2,350,798
15

Maturities of Certificates of Deposit $100,000 and more on December 31, 2016

	0-3	3-6	6-12	Over 12
(Dollars in thousands)	Months	Months	Months	Months	Total
Certificates of deposits $100,000 and more	$151,932	$148,698	$251,235	$96,568	$648,433

Contractual Maturities of Commercial Loans on December 31, 2016

		After 1 year
(Dollars in thousands)	Within 1 year	Within 5 years	After 5 years	Total
Commercial, financial, and industrial	$4,717,030	$5,850,598	$1,580,459	$12,148,087
Commercial real estate	532,918	1,306,608	295,997	2,135,523
Total	$5,249,948	$7,157,206	$1,876,456	$14,283,610
For maturities over one year:
Interest rates - floating		$5,586,938	$1,097,819	$6,684,757
Interest rates - fixed		1,570,268	778,637	2,348,905
Total		$7,157,206	$1,876,456	$9,033,662

ITEM 1A. RISK FACTORS

This Item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile, or materially impact our operating results or financial condition. Our operating environment continues to evolve and new risks continue to emerge. To address that challenge we have a risk management governance structure that oversees processes for monitoring evolving risks and oversees various initiatives designed to manage and control our potential exposure.

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

TABLE OF ITEM 1A TOPICS

Forward-Looking Statements

This report on Form 10-K and our 2016 Annual Report, including materials incorporated into either of them, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general, and local economic and business conditions, including economic recession or depression; the stability or volatility of values and activity in the residential housing and commercial real estate markets; potential requirements for us to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims alleging mortgage servicing failures, individually, on a class basis, or as master servicer of securitized loans; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, competitor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of our hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting us directly or affecting our customers, business counterparties, or competitors; demand for our product offerings; new products and services in the industries in which we operate; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Financial Industry Regulatory Authority (FINRA), the U.S. Department of the Treasury (Treasury), the Municipal Securities Rulemaking Board (MSRB), the Consumer Financial Protection Bureau (CFPB), the Financial Stability Oversight Council (Council), the Public Company Accounting Oversight Board (PCAOB), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; current or future Executive orders; changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

We assume no obligation to update or revise any forward-looking statements that are made in this report on Form 10-K, in our 2016 Annual Report, or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented below, in other Items of this report, or in material incorporated by reference into this report. Readers of this report, including our 2016 Annual Report, should carefully consider the factors discussed in this Item 1A below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

We are subject to intense competition for customers, and the nature of that competition is changing quickly. Our primary areas of competition for customers include: consumer and commercial deposits and loans, financial planning and wealth management, personal or consumer loans including home mortgages and lines of credit, fixed income products and services, and other consumer and business financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies (traditional and otherwise) that serve the markets which we serve.

Some competitors are traditional banks, subject to the same regulatory framework as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. Long-standing examples of less-regulated activity include check-cashing and independent ATM services. A recent example of unregulated activity is so-called “peer-to-peer” lending, where investors provide debt capital directly to borrowers.

Through technological innovations and changes in customer habits, the manner in which customers use financial services is changing. We provide a large number of services remotely (desktop, online, or mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has allowed disruptors to enter traditional banking areas. Some traditional consumer banking services are largely provided through retailers, especially grocery stores and so-called super-stores which customers visit frequently. Companies as disparate as PayPal (an online payment clearinghouse) and Starbucks (a large chain of cafes) provide payment and exchange services which compete directly with banks in ways not possible until recent times.

Also, the nature of technology-driven competition is starting to change. A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent customers and potential customers.

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

We compete for talent. Our most significant competitors for customers also are our most significant competitors for top talent. See “Operational Risks” beginning on page 24 of this Item 1A for additional information concerning this risk.

We compete to raise capital in the equity and debt markets. See “Liquidity and Funding Risks” beginning on page 29 of this Item 1A for additional information concerning this risk.

Risk from Economic Downturns and Changes

Generally in an economic downturn our credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines. Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in employment rates, interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, compression of our net interest margin, and lower fees from transactions and services. Those effects can continue for many years after the downturn technically ends.

Risks Associated with Monetary Events

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be an uneven, but extended, period of tightening. In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Since then the Federal Reserve raised rates once in late 2015 and once in late 2016, in each case by a modest 25 basis points. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. This data-dependent process, now in its third year, may represent a fitful transition to a tightening trend, or it may represent merely an interim period during which rates have little clear up or down long-term trend.

Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, a transition from easing to tightening should tend to diminish or reverse downward pressure on rates, and to diminish or end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events.

An example of the former is the substantial drop in oil prices experienced during 2015 and the first half of 2016. An example of the latter is the July 2016 United Kingdom referendum calling for the U.K. to leave the European Union. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Interest Rate and Yield Curve Risks” beginning on page 30.

We may be adversely affected by economic and political situations outside the U.S. The U.S. economy, and the businesses of many of our customers, are linked significantly to economic and market conditions outside the U.S., especially in North America, Europe, and Asia, and increasingly in Central and South America. Although we have little direct exposure to non-US-dollar-denominated assets or non-US sovereign debt, in the future major adverse events outside the U.S. could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (i) sovereign debt default (default by one or more governments in their borrowings), (ii) bank and/or corporate debt default, (iii) market and other liquidity disruptions, and, if stresses become especially severe, (iv) the collapse of governments, alliances, or currencies, and (v) military conflicts. The methods by which such events could adversely affect us are highly varied but broadly include the following: an increase in our cost of borrowed funds or, in a worst case, the unavailability of borrowed funds through conventional markets; impacts upon our hedging and other counterparties; impacts upon our customers; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation/deflation rates; and impacts upon us from our regulatory environment, which can change substantially and unpredictably from possible political response to major financial disruptions.

Strategic Risks

We may be unable to successfully implement our strategy to grow our consumer and commercial banking businesses and our fixed income business. In 2007 and 2008 we modified our strategy in response to substantial and rapid changes in business conditions. In 2008 we sold our national mortgage platforms and closed our national lending operations. Since then we have closed a number of other units and sold loans and servicing assets, further reducing our exposure to legacy operations. More importantly, we renewed our emphasis on traditional banking and fixed income products and services.

Although our current strategy is expected to evolve as business conditions continue to change, at present our strategy is primarily to invest resources in our banking and fixed income businesses. Growth is expected to be coordinated with a focus on stronger and more stable returns on capital. Our growth in the past three years has been largely organic but was enhanced by tactical acquisitions. In recent years we have enhanced our market share in our traditional banking markets with targeted hires and marketing, expanded into other southeast U.S. markets with similar characteristics, and expanded with commercial lending and private client banking in the Houston, Texas market. We have made similar moves in our fixed income business. Our acquisitions in that period have included a bank, bank branches, and commercial loans, and at year-end we have an agreement to acquire a fixed income firm specializing in government guaranteed loans. In the future, we may rely more on acquisitions if appropriate opportunities, within or outside of our current markets, present themselves, but we expect to continue to nurture profitable organic growth as well. We believe that the successful execution of our strategy depends upon a number of key elements, including:

●	our ability to attract and retain customers in our banking market areas;

●	our ability to achieve and maintain growth in our earnings while pursuing new business opportunities;

●	in our fixed income business, our ability to maintain or strengthen our existing customer relationships while at the same time identifying and successfully executing upon opportunities to provide new or existing products and services to new or existing customers;

●	our ability to maintain a high level of customer service while reducing our physical branch count due to changing customer demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;

●	our ability to manage the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions; and

●	our ability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment.

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

A type of strategic acquisition—a so-called “merger of equals” where the company we nominally acquire has similar size, operating contribution, or value—presents unique opportunities but also unique risks. Those special risks include:

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

Risks Related to Businesses We May Exit

We may be unable to successfully implement a disposition of businesses or units which no longer fit our strategic plans. We could have closures and divestitures as we continue to adapt to a changing business and regulatory environment. Key risks associated with exiting a business include:

●	our ability to price a sale transaction appropriately and otherwise negotiate acceptable terms;
●	our ability to identify and implement key customer, technology systems, and other transition actions to avoid or minimize negative effects on retained businesses;

●	our ability to assess and manage any loss of synergies that the exited business had with our retained businesses; and

●	our ability to manage capital, liquidity, and other challenges that may arise if an exit results in significant legacy cash expenditures or financial loss.

Legacy Mortgage Business Risks

We have risks from the mortgage-related businesses we have exited, including mortgage loan repurchase and loss-reimbursement risk, claims of improper foreclosure practices, claims of non-compliance with contractual and regulatory requirements, and the risk of higher default rates on loans made by our former businesses. In 2008 we exited our national mortgage and national specialty lending businesses. However, we still retain as assets a significant amount of loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. We retain the risk of liability to customers and contractual parties with whom we dealt in the course of operating those businesses. These legacy assets and obligations continue to impose risks on us. Key risks include:

●	We experienced elevated losses related to claims that we did not comply with contractual or other legal requirements when we sold mortgage loans. Losses may continue, irregularly, for some time to come. In 2012 and 2013 we recognized significant expense as a result of substantial settlements with the two largest purchasers of our mortgages prior to 2009. Although our expenses related to these matters have declined substantially, and in two of the last three years we experienced reserve releases, new information could be received in the future resulting in adverse adjustments related to exposures not covered by the settlements. Our total repurchase and foreclosure provision expense was $299.3 million for 2012, $170.0 million for 2013, negative $4.3 million for 2014, zero for 2015, and negative $32.7 million for 2016.

●	We are defending litigation matters associated with claims arising out of our former mortgage securitization activities. The outcome of those matters is uncertain; losses in excess of current accruals (reserves) could be material.

●	The trustee for those securitizations could demand repurchase of loans placed into securitizations or make-whole damages if we breached contractual requirements or obligations, or could demand that we indemnify the trustee if the trustee is sued. We have received one such indemnity demand, for expenses.

●	We have responded to investigations and inquiries by various parties, including government agencies, related to mortgage loans we originated. Inquiries have been wide ranging. A few have led to litigation. One investigation, involving the FHA insurance program, led to a settlement of $212.5 million in 2015.

●	We could be subject to claims that servicing-related actions were done or not done improperly. Although we may be able to demand indemnity in cases where servicing was performed on our behalf by another institution, there is risk that such an indemnity demand could be refused by the institution or rejected by an appropriate court.

Other trends adverse to us may emerge from this legacy business. Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 57, “Repurchase and Foreclosure Liability” beginning on page 61, and “Repurchase and Foreclosure Liability” beginning on page 65 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the captions “Material Matters” and “Obligations from Legacy Mortgage Businesses” beginning on pages 129 and 131, respectively, which is part of the material from our 2016 Annual Report that has been incorporated by reference into Item 8 of this report.

Although we sold our mortgage servicing business and many of our servicing assets in 2008, we have exposures related to the mortgage servicing obligations and assets which we retained after 2008, especially in relation to the subservicing arrangements we made between 2008 and the sale of substantially all our remaining servicing assets which we completed in 2014. Government authorities have announced substantial mortgage-related settlements with major U.S. and foreign banks. Regulations pertaining to servicing have been changed, imposing stricter duties and standards upon servicers. State, federal, or private inquiries or investigations into our servicing and foreclosure activities may be commenced. We cannot predict the ultimate outcome of these inquiries, actions, or regulatory changes or the impact that they could have on our financial condition, results of operations, or business.

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

Additional information concerning risks related to servicing and foreclosure practices and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase and Foreclosure Liability” beginning on page 61, “Foreclosure Practices” beginning on page 64, and “Repurchase and Foreclosure Liability” beginning on page 65 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the captions “Servicing Obligations” and “Repurchase and Foreclosure Liability” in Note 17 – Contingencies and Other Disclosures, beginning on pages 132 and 134, respectively, of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

Several large purchasers of mortgage-backed securities have filed suits against the trustees for those securitizations asserting new theories of liability. The trustee of our securitizations is defending or co-defending such matters, and many of our securitizations are among those alleged to have been purchased by the plaintiffs. The claims for damages are based in part on allegations that the trustee did not properly or timely act against the originators of the securitizations or the servicers of the loans, and further assert that the trustee has affirmative duties to act which were not set forth in the legal trust documents. Some of the legal theories advanced are untested or unsettled. Although we are not a defendant in these proceedings, these complex suits may progress or evolve so as to compel us to defend ourselves or our trustee, and could create financial exposure for us.

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

An agency also could demand enhanced damages, including treble damages, under various federal laws. A number of federal laws, including the False Claims Act, provide for substantial recoveries and penalties if false information is provided to a federal agency, and also provide that private citizens may sue in the name of the agency and obtain a portion of any recovery as a bounty. Some of these laws provide legal avenues for a wide variety of governmental agency claims, while others can have a narrower focus but include non-governmental claims. In some cases the laws provide for bounties if the government agency obtains a recovery. It is possible that suits under the False Claims Act or another law may be brought regarding our past, present, or future financial business activities, either by a federal agency, by another party to those activities, or by an unrelated private person interested in pursuing the bounty. In 2012 we settled a private action of that sort related to a portion of our past VA lending, and in 2015 we settled with government agencies regarding our FHA lending. In 2015-16 we defended a private action of that sort successfully, obtaining a dismissal which was upheld on appeal.

Additional information concerning these government program risks, all of which is incorporated into this Item 1A by this reference, is set forth under the caption “Obligations from Legacy Mortgage Businesses” in Note 17 – Contingencies and Other Disclosures beginning on page 131 of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

Reputation Risks

Our ability to conduct and grow our businesses, and to obtain and retain customers, is highly dependent upon external perceptions of our business practices and financial stability. Our reputation is, therefore, a key asset for us. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Adverse perceptions regarding the practices of our competitors, or our industry as a whole, also may adversely impact our reputation. In addition, negative perceptions relating to parties with whom we have important relationships may adversely impact our reputation. Senior management oversees processes for reputation risk monitoring, assessment, and management.

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

Credit Risks

We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. To take the most recent example, net charge-offs were $131.8 million in 2007, and increased to $572.8 million and $832.3 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline, reaching $48.4 million in 2014, $31.2 million in 2015, and $19.2 million in 2016. In recent years, our loan loss reserves also have declined from high levels. The allowance for loan loss was $202.1 million as of December 31, 2016, down substantially from $896.9 million and $849.2 million at year-end 2009 and 2008, respectively.

Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of loan customers and other counterparties and the value of any collateral, including real estate, among other things. We further manage lending credit risk by diversifying our loan portfolio, by managing its granularity, by following per-relationship lending limits, and by recording and managing an allowance for loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We further manage other counterparty credit risk in a variety of ways, some of which are discussed in other parts of this Item 1A and all of which have as a primary goal the avoidance of having too much risk concentrated with any single counterparty.

We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption “Accounting & Tax Risks” beginning on page 32, these guidelines and rules could change and cause provision expense or charge-offs to increase, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio.

Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve, OCC, or other banking regulators.

A significant challenge for us is to keep the credit and other models and approaches we use to originate and manage loans updated to take into account changes in the competitive environment, in real estate prices and other collateral values, in the economy, and in the regulatory environment, among other things, based on our experience originating loans and servicing loan portfolios. Changes in modeling could have significant impacts upon our reported financial results and condition. In addition, we use those models and approaches to manage our loan portfolios and lending businesses. To the extent our models and approaches are not consistent with underlying real-world conditions, our management decisions could be misguided or otherwise affected with substantial adverse consequences to us.

A significant subset of our home equity lines of credit were originated prior to our national platform sale in 2008. A large number of those loans recently have been and (through 2018) will be switching from interest-only payments to full amortization payments of principal and interest combined. In reserving for potential loss in this portfolio we model an increased rate of default associated with the higher monthly payment requirements when that switch occurs. Our modeling is based, among other things, on our experience with this portfolio, but risk remains that actual default rates could exceed our modeling.

The low-interest rate environment has elevated the traditional challenge for lenders and investors to balance taking on higher risk against the desire for higher income or yield. This challenge applies not only to credit risk in our lending activities but also to default and rate risks regarding investments.

The composition of our loan portfolio inherently increases our sensitivity to certain credit risks. At December 31, 2016, approximately 62% of total loans consisted of the commercial, financial, and industrial (C&I) category, while approximately 23% consisted of the consumer real estate category.

The largest component of the C&I category at year end was loans to finance and insurance companies, a component which represented about 21% of the C&I category at that time. The second largest component was loans to mortgage companies. As a result, approximately 38% of the C&I category was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions, than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.

The consumer real estate category contains a number of concentrations which affect credit risk assessment of the category.

●	Product concentration. The consumer real estate category consists primarily of consumer installment loans, and much of the remainder consists of home equity lines of credit.

●	Collateral concentration. This entire category is secured by residential real estate. Approximately 31% of the category consists of loans secured on a second-lien basis.

●	Geographic concentration. At year end about 69% of the category related to Tennessee customers, 5% related to California, and no other state represented more than 3% of the category.

●	Legacy concentration. A significant part of the consumer category still consists of loans originated before 2009 by our legacy national mortgage lending business. Those are loans we originated and did not sell, along with loans we have repurchased in the course of resolving claims with loan buyers. Our legacy loans have been shrinking in recent years, but remain substantial.

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

Our exposure to the volatile oil & gas industry is modest but growing. Our Houston office, opened in 2014, specializes in commercial lending and private banking. Commercial lending in that office significantly focuses on three categories: energy, commercial real estate (CRE), and commercial, financial, & industrial (C&I). Much of our Houston business is connected, at least in part, to the energy industry, especially oil and gas production and distribution. In addition to general credit and other risks mentioned elsewhere in this Item 1A, the energy business and related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. The shifting balance between demand and supply is expressed most simply in prices. Starting in late 2014 and continuing into 2016, oil prices fell substantially, putting financial pressure on businesses in that industry, especially highly leveraged businesses. Starting in 2016 and continuing into early 2017, oil prices improved, though still well below pre-2014 levels. Although the financial impact from recent volatility on our overall loan business was relatively modest, we did experience elevated charge-offs. The impact was moderate in part because we did not have a substantial portfolio in the industry before prices started to fall. Going forward, volatility in oil prices could impact our financial performance and growth of our Houston-based lending business.

Additional information concerning credit risks and our management of them is set forth under the captions “Asset Quality—Trend Analysis of 2016 Compared to 2015” beginning on page 26, “Credit Risk Management” beginning on page 52, and “Allowance for Loan Losses” beginning on page 65 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

The operational functions of business counterparties may experience disruptions that could adversely impact us and over which we may have limited or no control. For example, in recent years several major U.S. retailers and a major electronic mail provider experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other data of millions of customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including our Bank. Although our systems are not breached in retailer incursions, these events can increase account fraud and can cause us to reissue a significant number of account cards and take other costly steps to avoid significant theft loss to our Bank and our customers. Our ability to recoup our losses may be limited legally or practically in many situations. Other possible points of incursion or disruption not within our control include internet service providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Failure to build and maintain the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Operational Risk Management” beginning on page 52 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

Competition for talent is substantial and increasing. Moreover, revenue growth in some business lines increasingly depends upon top talent. In 2015 and

2016 the cost to us of hiring and retaining top revenue-producing talent increased, and that trend is likely to continue. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our best talent will leave us and we will be unable to replace those persons effectively.

Incentives might operate poorly or have unintended adverse effects. Incentive programs are difficult to design well, and even if well-designed often they must be updated to address changes in our business. A poorly designed incentive program—where goals are too difficult, too easy, or not well related to desired outcomes—could provide little useful motivation to key employees, could increase turnover, and could impact customer retention. Moreover, even where those pitfalls are avoided, incentive programs may create unintended adverse consequences. For example, a program focused entirely on revenue production, without proper controls, may result in costs growing faster than revenues.

Service Risks

We provide a wide range of services to customers, and the provision of these services may create claims against us that we provided them in a manner that harmed the customer or a third party, or was not compliant with applicable laws or rules. Our services include lending, loan servicing, fiduciary, custodial, depositary, funds management, insurance, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions “Operational Risk Management” and “Compliance Risk Management,” both beginning on page 52 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

We and our Bank both are required to maintain certain regulatory capital levels and ratios. In 2013 regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III.” The revised standards emphasize Common

Equity Tier 1 Capital, restrict eligibility criteria for regulatory capital instruments, and make more stringent the methodology for calculating risk-weighted assets. The revised standards began to apply to us in 2015, and are discussed in Item 1 of this report, in tabular and narrative form, under the caption “Capital Adequacy” starting on page 8.

Pressures to maintain appropriate capital levels and address business needs in the current economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.

Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions “Capital Adequacy” and “Prompt Corrective Action (PCA)” in Item 1 of this report beginning on pages 8 and 9, respectively; under the captions “Capital—2016 Compared to 2015,” “Capital Management and Adequacy,” and “Market Uncertainties and Prospective Trends” beginning on pages 23, 51, and 63, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Regulatory Capital” in Note 12—Regulatory Capital and Restrictions, beginning on page 121 of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

We are required to conduct and submit annual stress tests, the outcomes of which could further increase our capital requirements and could damage our reputation and our ability to obtain credit. Stress testing processes require banks to estimate the impact on capital, liquidity, and other measures of safety of certain assumed environmental shocks. A failure to satisfy regulatory stress testing, or another significant risk management standard, could result in the imposition of operating restrictions on us and require us to raise capital, which could adversely affect operating results or be dilutive to our shareholders. In addition, a summary of a portion of the stress results must be made public. A poor result could impact our reputation generally and our ability to borrow funds.

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

Typically we are unable to estimate our loss exposure from claims against us until relatively late in the litigation process, which can make our financial recognition of loss from litigation unpredictable and highly uneven from one period to the next. Currently we are defending a number of legal matters. For most of them we have established either no accrual (reserve) or no significant reserve. Financial accounting guidance requires that litigation loss be both estimable and probable before a reserve may be established (recorded as a liability on our balance sheet). For most litigation matters, under that guidance reserves typically are not established until after preliminary motions to dismiss or narrow the case are resolved, after discovery is substantially in process, and (in many cases) after preliminary overtures regarding settlement have occurred. Potentially significant cases often are pending for years before any loss is recognized and a reserve is established. Moreover, it is not uncommon for a case to experience relatively little progress toward resolution for a long period followed by a brief period of rapid development. Lastly, although most cases are resolved with little or no loss to us, for the others loss typically is recognized either all at once (near the time of resolution) or very unevenly over the life of the case.

Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption “Legacy Mortgage Business Risks” beginning on page 21 of this report; under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations,” “Repurchase and Foreclosure Liability,” “Market

Uncertainties and Prospective Trends,” and “Contingent Liabilities” beginning on pages 57, 61, 63, and 68, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Contingencies” in Note 17—Contingencies and Other Disclosures, beginning on page 128 of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

Risks of Expense Control

Our ability to successfully manage expenses is important to our long-term survival and prosperity but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change, either by expansion or contraction, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. The importance of managing expenses has been amplified in the current slow growth, low net interest margin business environment. Overall, our noninterest expenses have been improving: in 2012, 2013, 2014, 2015, and 2016 noninterest expense was $1,369.5 million, $1,148.5 million, $832.5 million, $1,053.8 million, and $925.2 million, respectively. Volatility in noninterest expense has been significantly affected by increasingly idiosyncratic charges related to legacy mortgage activities as discussed in this Item 1A under the caption “Legacy Mortgage Business Risks” beginning on page 21.

We manage controllable expenses and risk through a variety of means, including selectively outsourcing or multi-sourcing various functions and procurement coordination and processes. In recent years we have actively sought to make strategic businesses more efficient primarily by investing in technology, re-

thinking and right-sizing our physical facilities, and re-thinking and right-sizing our workforce and incentive programs. These efforts usually entail additional near-term expenses in the form of technology purchases and implementation, facility closure or renovation costs, and severance costs, while expected benefits typically are realized with some uncertainty in the future.

We have also re-focused our attention on the economic profit generated by our business activities and prospects rather than merely revenues or ordinary profit. Economic profit analysis attempts to relate ordinary profit to the capital employed to create that profit with the goal of achieving higher (more efficient) returns on capital employed overall. Activities with higher capital usage bear a greater burden in economic profit analysis. The process is intended to allow us to more efficiently manage investment of our resources. Economic profit analysis involves significant judgment regarding capital allocation. Mistakes in those judgments could result in a misallocation of resources and diminished profitability over the long run.

Despite our efforts, our costs could rise due to adverse structural changes or market shifts. For example, the overall cost of our health insurance benefit is highly dependent upon regulatory factors and market forces beyond our control.

Geographic Risks

We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact Tennessee and neighboring states where we do our traditional banking business. If the southeastern U.S., and Tennessee in particular, were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint.

We have international assets in the form of loans and letters of credit. Holding non-U.S assets creates a number of risks:  the risk that taxes, fees, prohibitions,

and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our holdings; the risk that currency exchange rates could move unfavorably so as to diminish the U.S. dollar value of assets, or to enlarge the U.S. dollar value of liabilities; and the risk that legal recourse against foreign counterparties may be limited in unexpected ways. Our ability to manage those and other risks depends upon a number of factors, including: our ability to recognize and anticipate differences in legal, cultural, and other expectations applicable to customers, regulators, vendors, and other business partners and counterparties; and our ability to recognize and manage any exchange rate risks to which we are exposed.

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

A portion of our consumer loan portfolio involves mortgage default insurance. If a default insurer were to experience a significant credit downgrade or were to become insolvent, that could adversely affect the carrying value of loans insured by that company, which could result in an immediate increase in our loan loss provision or write-down of the carrying value of those loans on our balance sheet and, in either case, a corresponding impact on our financial results. If many default insurers were to experience downgrades or insolvency at the same time, the risk of a financial impact would be amplified.

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

When we self-insure certain exposures, our estimates of future expenditures may be inadequate for actual expenditures that occur. For example, we self-insure our employee health-insurance benefit program. We estimate future expenditures and establish accruals (reserves) based on the estimates. If actual expenditures were to exceed our estimates in a future period, our future expenses could be adversely and unexpectedly increased.

Liquidity and Funding Risks

Liquidity is essential to our business model and a lack of liquidity or an increase in the cost of liquidity may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2015 and 2016 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.

Deposits traditionally have provided our most affordable funds and by far the largest portion of funding. However, deposit trends can shift with economic conditions. If the economy improves or market rates rise, deposit levels in our Bank might fall, perhaps fairly quickly, as depositors become more comfortable with risk and seek higher returns in other vehicles. This could pressure us to raise our deposit rates, which could shrink our net interest margin if loan rates do not rise correspondingly.

The market among banks for deposits may be impacted as a result of the relatively new Basel III capital rules. Those rules generally provide favorable treatment for core deposits. Moreover, institutions with more than $50 billion of assets are required to maintain a minimum Liquidity Coverage ratio. Larger banks covered by this rule may be incented to compete for core deposits vigorously. Although mid-sized banks, like ours, are not directly impacted by this rule, if some large banks in our markets take aggressive actions we could lose deposit share or be compelled to adjust our deposit pricing and practices in ways that could increase our costs.

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

Credit Ratings

Our credit ratings directly affect the availability and cost of our unsecured funding. The Corporation and the Bank currently receive ratings from several rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Standard & Poor’s and Fitch Ratings, is considered investment grade for many purposes. At December 31, 2016, all three rating agencies rated the unsecured senior debt of FHN and of the Bank as investment grade, although we were at or near the lowest levels of investment grade. The ratings outlook from one of the ratings agencies was positive, and from the other two was stable, for both FHN and the Bank. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

Reductions in our credit ratings could result in counterparties reducing or terminating their relationships with us. Some parties with whom we do business may have internal policies restricting the business that can be done with financial institutions, such as the Bank, that have credit ratings lower than a certain threshold.

Reductions in our credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. At this time, those of our ISDA master agreements which have ratings triggers reference the lower of S&P’s or Moody’s ratings.  Based on those ratings, for some time we have been required to post collateral in the amount of our derivative liability positions with most derivative counterparties. Should a credit rating downgrade occur, the maximum additional collateral we would have been required to post is approximately $1 million as of December 31, 2016.

Interest Rate and Yield Curve Risks

We are subject to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments. A significant portion of our funding comes from short-term and demand deposits, while a significant portion of our lending and investing is in medium-term and long-term instruments. Changes in interest rates directly impact our revenues and expenses, and could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates.

A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and fixed income businesses. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are nearly equal to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve usually is positively sloped. However, the yield curve can be relatively flat or inverted. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our fixed income business. A goal and effect of certain actions by the Federal Reserve over the past few years has been to flatten the yield curve, and our net interest margin has declined over this period.

We may be in a transitional period, from a low-rate environment to one with more normal, or at least somewhat higher, rates and a somewhat steeper yield curve. If that is correct, the new environment should be positive for us, overall, in the long term. However, some effects may be negative and the timing of various effects will be uneven. Examples include: (i) rising rates may create transitory but significant outflows of deposits, which in turn could necessitate additional (and more costly) borrowing or raising deposit rates more quickly than anticipated; (ii) rising rates are likely to dampen consumer demand for mortgages, which could quickly reduce demand for our mortgage warehouse lending products; and (iii) mortgage demand may change unevenly, with a brief uptick (to lock in still-low rates) followed by a more pronounced down-trend.

Although our overall balance sheet remains asset-sensitive, in recent quarters we have partially moderated that sensitivity, which would somewhat diminish the benefits we otherwise would realize from a general rise in interest rates. Our management of our assets and liabilities results in our being “asset-sensitive.” As such, a general rise in rates should benefit us if, as we expect, the deposit and other rates we pay tend to rise more slowly than the rates we charge or receive on our assets.  We believe an asset sensitive balance sheet is still appropriate.  However, as short-term rates begin to rise from near zero, this risk of a future lowering of interest rates becomes more significant.  In light of that risk, in recent quarters we have taken steps to moderate our asset sensitivity.  These steps would somewhat diminish the benefits we otherwise would realize from a general rise in interest rates while reducing the risks from a general fall in interest rates.

Expectations by the market regarding the direction of future interest rate movements can impact the demand for fixed income investments which in turn can impact the revenues of our fixed income business. That risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.

Securities Inventories and Market Risks

The trading securities inventories we hold in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory positions for purposes of distributions to customers, and we are exposed to certain market risks attributable principally to credit risk and interest rate risk associated with fixed-income securities. We manage the risks of holding inventories of securities through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Average fixed income trading securities (long positions) were $1.2 billion for 2016, $1.3 billion for 2015, and $1.1 billion for 2014. Average fixed income trading liabilities (short positions) were $.8 billion, $.7 billion, and $.6 billion for 2016, 2015, and 2014, respectively. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Market Risk Management” beginning on page 48 of the Management’s Discussion and Analysis of Financial Condition and Results of

Operations section of our 2016 Annual Report, which is part of the material from that Report that has been incorporated by reference into Item 7 of this report.

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

An example of that linkage is our obligation to fund our pension plan so that it may satisfy benefit claims in the future. Our pension funding obligations generally depend upon actuarial estimates of benefits claims, the discount rate used to estimate the present values of those claims, and estimates of plan asset values. Our obligations to fund the plan can be affected by changes in any of those three factors. Accordingly, our obligations diminish if the plan’s investments perform better than expectations or if estimates are changed anticipating better performance, and can grow if those investments perform poorly or if expectations worsen. A rise in interest rates is likely to negatively impact the values of fixed income assets held in the plan, but could also result in an increase in the discount rate used to measure the present value of future benefit payments. Similarly, our obligations can be impacted by changes in mortality tables or other actuarial inputs. We manage the risk of rate changes by investing plan assets in fixed income securities having maturities aligned with the expected timing of payouts. Because there are no new participants, the actuarial-input risk should diminish over time, although very slowly.

Changes in our funding obligation generally translate into positive or negative changes in our pension expense over time, which in turn affects our financial performance. Our obligations and expenses relative to the plan can be affected by many other things, including changes in our participating employee population and changes to the plan itself. Although we have taken actions intended to moderate future volatility in this area, risk of some level of volatility is unavoidable.

Our hedging activities may be ineffective, may not adequately hedge our risks, and are subject to credit risk. In the normal course of our businesses we attempt to create partial or full economic hedges of various, though not all, financial risks. For example: our fixed income unit manages interest rate risk on a portion of its trading portfolio with short positions, futures, and options contracts; and, we use derivatives, including swaps, swaptions, caps, forward contracts, options, and collars, that are designed to moderate the impact on earnings as interest rates change. Generally, in the latter example these hedged items include certain term borrowings and certain held-to-maturity loans.

Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

Accounting & Tax Risks

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

We lack first-hand visibility regarding certain loans, other assets, or liabilities which increases the risk that our estimates may be inaccurate. For example, interagency supervisory guidance related to practices for loans and lines of credit secured by junior liens on 1-4 family residential properties requires that the performance of the first lien should be considered when assessing the collectability and inherent loss of a performing junior lien. Additionally, the OCC has clarified that an institution’s income recognition policy should incorporate management’s consideration of all reasonably available information including, for junior liens, the performance of the associated senior liens as well as trends in other credit quality indicators. We own and service a consumer real estate portfolio that is primarily composed of home equity lines and installment loans. As of December 31, 2016, that amount was $4.5 billion. As of December 31, 2016, approximately $1.3 billion, or 28 percent, of the consumer real estate portfolio consisted of stand-alone second liens while $.1 billion, or 3 percent, were owned or serviced by FHN. We are not able to actively monitor the performance status of the first liens that are serviced by others. We obtain first lien performance information from third parties and through loss mitigation activities, and we place a stand-alone second lien loan on nonaccrual if we discover that there are performance issues with the first lien loan. It is possible that if our evaluation methods change or information sources otherwise improve our additions to nonperforming loans may be material.

Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings. Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry.

An accounting rule change issued in 2016 is likely to significantly change how we evaluate and record income and estimates of loss associated with loans and debt securities. Loans and debt securities make up a majority of our assets, so the effects of this rule change, while currently unknown, when implemented are likely to be significant and wide-ranging. The rule change will not be effective for several years. Additional information concerning this new rule, known as ASU 2016-13, is provided under the caption “Accounting Changes Issued but Not Currently Effective” in Note 1—Summary of Significant Accounting Policies, beginning on page 96 of our 2016 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report, and under the caption “Accounting Changes Issued but Not Currently Effective” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report, beginning on page 68, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

A reduction in our taxable earnings outlook, corporate income tax reform, or both could adversely affect the value of our deferred tax asset. At December 31, 2016 our gross deferred tax asset after valuation allowance was approximately $297.0 million and the net deferred tax asset was approximately $199.6 million. The value of our deferred tax asset depends in part upon our estimation of our ability to realize the asset during applicable future periods and upon our estimate of our effective tax rate.

Tax reform legislation in 2017 may reduce the maximum corporate income tax rate. The President has publicly favored legislation (not yet formally proposed) to reduce corporate income tax rates to 15 to 20 percent, possibly in 2017. Any such rate reduction is likely to be part of a broader tax reform bill. Although a rate reduction would have a beneficial effect, certain deductions may be eliminated or reduced as a part of tax reform, which could partially offset the beneficial effect of a rate reduction. Additionally, a rate reduction would result in the impairment of our deferred tax asset, as mentioned above, in the quarter that it is signed into law by the President.

Risks of Holding our Stock

The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank cannot currently pay dividends to us without regulatory approval. We primarily depend upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred stockholders, and to service our outstanding debt. Regulatory constraints may prevent the Bank from declaring and paying dividends to us in 2017 without regulatory approval. Applying the applicable regulatory rules, as of December 31, 2016 and 2015, the Bank had negative $132.5 million and negative $192.8 million, respectively, available for dividends. On January 1, 2017, the Bank’s total amount available for dividends was negative $132.5 million. That amount will improve during 2017 only to the extent that the Bank’s earnings for the year exceed preferred and any common dividends for the year.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own or lease no properties that we consider to be materially important to our financial statements. Information concerning our business locations, including bank branches and FTN Financial offices, is provided in Item 1 of this report under the caption “Physical Business Locations” beginning on page 2, which information is incorporated into this Item 2 by this reference. In addition to the bank branches and FTN offices mentioned in Item 1, we own or lease other offices and office buildings such as our headquarters building at 165 Madison Avenue in downtown Memphis, Tennessee. Although some of these other offices contain bank branches or FTN offices, primarily they are used for operational and administrative functions. The operational and administrative offices are located in several cities, primarily in Tennessee.

At December 31, 2016, we believe our physical properties are suitable and adequate for the businesses we conduct.

ITEM 3. LEGAL PROCEEDINGS

The “Contingencies” section from Note 17—Contingencies and Other Disclosures to the Consolidated Financial Statements appearing on pages

128-135 of our 2016 Annual Report to shareholders is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

The following is a list of our executive officers, along with certain supplemental information, all presented as of February 20, 2017. The executive officers generally are appointed at the April meeting of our

Board of Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
John M. Daniel Age: 62	Executive Vice President—Chief Human Resources Officer of the Corporation & the Bank (2006)
Mr. Daniel joined FHN as the Executive Vice President in charge of human resources in 2006. From January 2001 to September 2006, Mr. Daniel was the Executive Vice President in charge of human resources for Regions Financial Corporation.
Jeff L. Fleming Age: 55	Executive Vice President—Chief Accounting Officer of the Corporation & the Bank (2012); principal accounting officer
Mr. Fleming became Executive Vice President—Chief Accounting Officer in 2012. He first joined FHN in the Accounting Division in 1984. From 2010 to 2011 he was Executive Vice President—Corporate Controller, from 2008 to 2010 he was Senior Vice President—Corporate Controller and from 2004 to 2008 he was Senior Vice President – Director of Corporate Accounting.
D. Bryan Jordan Age: 55	President and Chief Executive Officer (2008) and Chairman of the Board (2012) of the Corporation & the Bank; principal executive officer
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
Michael E. Kisber Age: 58	President—FTN Financial of the Corporation & the Bank (2011)
Mr. Kisber became President of the Bank’s FTN Financial division in 2011. He joined FTN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President, and in 2008 he became Director of Fixed Income.
William C. Losch III Age: 46	Executive Vice President—Chief Financial Officer of the Corporation & the Bank (2009); principal financial officer
Mr. Losch joined FHN as Executive Vice President—Chief Financial Officer in 2009. From 1998 to 2009, Mr. Losch was with Wachovia Corporation. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to 2009.
David T. Popwell Age: 57	President—Banking of the Corporation & the Bank (2013)
Mr. Popwell became President of the Bank’s regional banking business in January 2013. In 2011 and 2012 Mr. Popwell was Executive Vice President—Regional Banking and Banking Chief Operating Officer for FHN. From 2008 to 2011 Mr. Popwell was the Banking Chief Operating Officer of the Bank, and from 2007 to 2008 Mr. Popwell was the Market Manager for the Bank’s Mid-South Market. From 2004 to 2007 Mr. Popwell was President of SunTrust Bank—Memphis, and prior to that was an Executive Vice President of National Commerce Financial Corp.
35

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
Susan L. Springfield Age: 52	Executive Vice President—Chief Credit Officer of the Corporation & the Bank (2013)
Ms. Springfield became Executive Vice President—Chief Credit Officer in January 2013. She has served the Bank in various capacities since 1998. Most recently: in 2011 she was Executive Vice President—Commercial Banking; from 2009 to 2010 she was Executive Vice President – Commercial Credit Risk Executive; and from 2005 to 2008 she was Executive Vice President—Commercial Credit Risk Manager.
Charles T. Tuggle, Jr. Age: 68	Executive Vice President—General Counsel of the Corporation & the Bank (2008)
Mr. Tuggle became Executive Vice President—General Counsel in 2008. From 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FTN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FTN Financial. From 1998 to 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.
Yousef A. Valine Age: 57	Executive Vice President—Chief Risk Officer of the Corporation & the Bank (2010)
Mr. Valine joined FHN in 2009 and became Executive Vice President—Chief Risk Officer in 2010. From June to December 2009, Mr. Valine served as Executive Vice President—Corporate Risk Management of the Corporation and the Bank. From 1985 until June 2009, Mr. Valine was with Wachovia Corporation, most recently serving as Executive Vice President and Chief Operating Officer of its enterprise-wide risk management division from 2007 until June 2009, as the head of its Institutional Risk Group in 2006, and as its chief operational risk officer in 2005.
36

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2016, there were 5,448 shareholders of record of our common stock. Additional information called for by this Item is incorporated herein by reference to:

(i)	the Summary of Quarterly Financial Information (Table 30)(page 72), the Selected Financial and Operating Data table (page 2), and the “Liquidity Risk Management” subsection (beginning on page 54) of the Management’s Discussion and Analysis of
Financial Condition and Results of Operations section contained in our 2016 Annual Report to shareholders,

(ii)	the “Restrictions on dividends” section within Note 12—Regulatory Capital and Restrictions beginning on page 122 of the 2016 Annual Report to shareholders, and

(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 7 and 8, respectively, of Item 1 of this report on Form 10-K.

Sales of Unregistered Common and Preferred Stock

Not applicable.

Repurchases by Us of Our Common Stock

Under authorizations from our Board of Directors, we may repurchase shares from time to time for general purposes and for our stock option and other compensation plans, subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. We evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders.

Additional information concerning repurchase activity during the final three months of 2016 is presented in Table 10, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section appearing on pages 25-26 of our 2016 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is incorporated herein by reference to the Selected Financial and

Operating Data table appearing on page 2 of our 2016 Annual Report to shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the Glossary and Acronyms sections, and the Consolidated Historical Statements of

Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-79 and 179-181 of our 2016 Annual Report to shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated herein by reference to Note 22—Derivatives to the Consolidated Financial Statements, and to the “Market Risk Management” and “Interest Rate Risk Management” subsections of the Management’s

Discussion and Analysis of Financial Condition and Results of Operations section, which appear, respectively, on pages 153-158 and on pages 48-50 and 50-51 of our 2016 Annual Report to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, the Reports of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the notes thereto, and Table 30, Summary of Quarterly Financial Information, appearing, respectively, on pages 80-178 and on page 72 of our 2016 Annual Report to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Reports on Internal Control over Financial Reporting

The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 80-81 of our 2016 Annual Report to shareholders and are incorporated herein by this reference.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In 2016 there were no material amendments to the procedures, described in our 2017 Proxy Statement, by which security holders may recommend nominees to our Board of Directors.

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of FHN and its subsidiaries. A copy of the Code has been filed or incorporated by reference as Exhibit 14 to this report and is posted on our current internet website (at www.firsthorizon.com; click on “Investor Relations” then

“Corporate Governance” and lastly, click on “Governance Documents” on the left side of the website). A paper copy of the Code is available without charge upon written request addressed to our Corporate Secretary at our main office, 165 Madison Avenue, Memphis, Tennessee 38103. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on our internet website, the address for which is listed in this paragraph above.

Other information required by this Item related to the topics mentioned in the table below is incorporated herein by reference to the disclosures indicated in the table.

Item 10 Topics	Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and audit committee financial experts	“Corporate Governance & Board Matters” and “Vote Item No. 1—Election of Directors” in our 2017 Proxy Statement (excluding the Audit Committee Report, the statements regarding the existence, availability, and location of the Audit Committee’s charter, and the Compensation Committee Report)
Executive officers	“Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report
Compliance with Section 16(a) of the Securities Exchange Act of 1934	“Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to the “Compensation Committee Interlocks & Insider Participation,” “Compensation Discussion & Analysis,” “Recent Compensation,” “Post-Employment Compensation,” and “Director Compensation” sections of our 2017 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is provided in our 2017 Proxy Statement under the caption “Compensation Committee Report.” The information under that caption is neither incorporated into nor filed with this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The table below provides information as of December 31, 2016 regarding shares of our common stock that may be issued under the following plans:

•	Equity Compensation Plan (“ECP”)

•	1995 & 1997 Employee Stock Option Plans (“1995 Plan” and “1997 Plan,” respectively)
•	1995 Non-employee Directors’ Deferred Compensation Stock Option Plan (“First Directors’ Plan”)

•	2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“Second Directors’ Plan”)

•	1996 and 2002 Bank Director and Advisory Board Member Deferral Plans (“Advisory Board Plans”).

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2016

		A		B	C
Plan Category		Number of Securities to be Issued upon Exercise of Outstanding Options (1)		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col. A)
Equity Compensation Plans Approved by Shareowners	(2)	3,210,951	(3)	$ 12.553/shr	11,454,517
Equity Compensation Plans Not Approved by Shareowners	(4)	2,726,205	(4)	24.116/shr	— (4)
Total		5,937,156		$ 17.863/shr	11,454,517

(1)	The numbers of shares covered by stock options and the related option prices have been adjusted proportionately to reflect the estimated economic effects of dividends distributed in common stock effective October 1, 2008 through January 1, 2011. The cumulative compound adjustment factor related to those dividends is 20.038%.

(2)	Consists of the First and Second Directors’ Plans, the 1995 Plan, and the ECP. The First Directors’ Plan, the Second Directors’ Plan, and the 1995 Plan were approved by shareowners in 1995, 2000, and 1995, respectively; all have terminated. The ECP initially was approved by shareowners in 2003, and most recently was re-approved in 2016.

(3)	Includes 302,374 outstanding options issued directly or indirectly in connection with employee and non-employee director cash deferrals of approximately $1.5 million. As of December 31, 2016, a total of 302,374 shares of FHN common stock were issuable upon the exercise of outstanding options under terminated plans approved by shareowners.

(4)	Consists of the 1997 Plan and the Advisory Board Plans, all of which have terminated. These outstanding options were issued directly or indirectly in connection with employee and advisory board cash deferrals of approximately $11.3 million.

Only the ECP still permits new awards; all other plans have terminated. At December 31, 2016, the total number of shares issuable upon exercise of outstanding options under the ECP was 2,908,577 shares; that number under the terminated plans was 3,028,579 shares.

Shares covered by outstanding options are shown in column A. Outstanding equity awards other than options, consisting of unvested stock units and restricted stock, are not included in any column. In total, 4,289,443 shares are covered by outstanding awards other than options, all granted under the ECP. In addition, there are 377,711 fully vested deferral stock units outstanding that are the result of previously exercised options under expired plans for which the receipt of the shares was deferred by the employee.

Column C presents the total number of shares available for new awards under the ECP at December 31, 2016, assuming eventual full exercise or vesting of all shares covered by awards outstanding on that date. Of that total, no more than 8,744,702 shares are available for new awards other than options.

Of the options outstanding at December 31, 2016 (the total under column A), approximately 51% were issued directly or indirectly in connection with employee and director cash deferral elections. We received over many years a total of approximately $11.1 million in employee cash deferrals and $1.7 million in non-employee director and advisory board retainer and meeting fee deferrals related to outstanding deferral options. The opportunity to defer portions of compensation in exchange for options has not been offered to employees, directors, or advisory board members since 2004.

Description of Equity Compensation Plans Not Approved by Shareholders

The 1997 Plan

The 1997 Plan was adopted by the Board of Directors in 1996 and expired in 2007. The 1997 Plan authorized the grant of nonqualified stock options.

Options were granted under the 1997 Plan prior to its expiration to substantially all our then-current employees pursuant to our former FirstShare and management option programs. The FirstShare program was broad-based: all non-management employees received a stock option award annually with a ten-year term. The last FirstShare grants were made in 2006, expiring in 2016. The management program covered a wide range of management-level employees. The last management options granted under the 1997 Plan, with seven-year terms, expired in 2014.

In addition, prior to 2005 certain employees could elect to defer a portion of their annual compensation into stock options under the 1997 Plan. Deferral options still outstanding had a term of 20 years. All options still outstanding under the 1997 Plan were issued directly or indirectly in connection with the deferral program.

All options granted under the 1997 Plan, except deferral options, had an exercise price equal to the fair market value on the grant date. The option price of deferral options was discounted from grant date fair market value: the aggregate exercise price plus the aggregate compensation foregone equaled the aggregate grant date fair market value. Options could be exercised using shares of FHN stock to pay the option price. When an option was exercised with shares, the option holder sometimes received a new (reload) option grant priced at then-current market (without a discount), covering the remainder of the deferral option’s term. Reload options, relating back to exercised deferral options, are among the options still outstanding under the 1997 Plan.

As of December 31, 2016, options covering 2,700,260 shares of our common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 20,626,970 shares had been exercised during the life of the plan. The 1997 Plan was filed most recently as Exhibit 10.2(d) in our Form 10-Q for the quarter ended June 30, 2009.

The Advisory Board Plans

The Advisory Board Plans were adopted by the Board of Directors in 2001 and 1996, and terminated in 2005 and 2002, respectively.

Options granted under the Advisory Board Plans were granted only to regional and advisory board members, or to directors of certain bank affiliates, in any case who were not employees. The options were granted in lieu of the participants receiving retainers or attendance fees for bank board and advisory board meetings. The number of shares subject to grant equaled the amount of fees/retainers earned divided by one half of the fair market value of one share of common stock on the date of the option grant. The exercise price plus the amount of fees foregone equaled the fair market value of the stock on the grant date. The options were vested at the grant date. Those granted on or prior to January 2, 2004 had a term of twenty years, while those granted on or after July 1, 2004 had a term of ten years.

As of December 31, 2016, options covering 25,945 shares of our common stock were outstanding under the Advisory Board Plans, no shares remained available for future option grants, and options covering 73,393 shares had been exercised during the life of the Plans. The Advisory Board Plans were included as Exhibits 10.1(f) and 10.1(g) to our Form 10-Q for the quarter ended June 30, 2009.

Beneficial Ownership of Corporation Stock

The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of our 2017 Proxy Statement.

Change in Control Arrangements

FHN is not aware of any arrangements which may result in a change in control of FHN.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated herein by reference to the “Independence & Categorical Standards” and the “Transactions with Related Persons” sections of our 2017 Proxy Statement, which sections are incorporated herein by reference. Our independent directors and nominees are identified in the second paragraph of the “Independence & Categorical Standards” section of our 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has a policy providing for pre-approval of all audit and non-audit services to be performed by our registered public accounting firm that performs the audit of our consolidated financial statements (our “Auditor”). Services either may be approved in advance by the Audit Committee specifically on a case-by-case basis (“specific pre-approval”) or may be approved in advance (“advance pre-approval”). Advance pre-approval requires the Committee to identify in advance the specific types of service that may be provided and the fee limits applicable to such types of service, which limits may be expressed as a limit by type of service or by category of services. All requests to provide services that have been pre-approved in advance must be submitted to the Chief Accounting Officer prior to the provision of such services for a determination that the service to be provided is of the type and within the fee limit that has been pre-approved. Unless the type of service to be provided by our Auditor has received advance pre-approval under the policy and the fee for such service is within the limit pre-approved, the service will require specific pre-approval by the Committee.

The terms of and fee for the annual audit engagement must receive the specific pre-approval of the Committee. “Audit,” “Audit-related,” “Tax,” and “All Other” services, as those terms are defined in the policy, have the advance pre-approval of the

Committee, but only to the extent those services have been specified by the Committee and only in amounts that do not exceed the fee limits specified by the Committee. Such advance pre-approval is to be for a term of 12 months following the date of pre-approval unless the Committee specifically provides for a different term. Unless the Committee specifically determines otherwise, the aggregate amount of the fees pre-approved for All Other services for the fiscal year must not exceed seventy-five percent (75%) of the aggregate amount of the fees pre-approved for the fiscal year for Audit services, Audit-related services, and those types of Tax services that represent tax compliance or tax return preparation. The policy delegates the authority to pre-approve services to be provided by our Auditor, other than the annual audit engagement and any changes thereto, to the chairperson of the Committee. The chairperson may not, however, make a determination that causes the 75% limit described above to be exceeded. Any service pre-approved by the chairperson will be reported to the Committee at its next regularly scheduled meeting.

Information regarding fees billed to FHN by our Auditor, KPMG LLP, for the two most recent fiscal years is incorporated herein by reference to the section of our 2017 Proxy Statement captioned “Vote Item No. 4 – Ratification of Appointment of Auditors.” No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements and Related Reports

The consolidated financial statements of FHN, the notes thereto, and the reports of management and independent public accountants, as listed above, are incorporated herein by reference to the pages of FHN’s 2016 Annual Report to shareholders indicated below.

Ann Rpt Pg	Statement or Report Incorporated
80	Report of Management on Internal Control over Financial Reporting
81-82	Reports of Independent Registered Public Accounting Firm
83	Consolidated Statements of Condition as of December 31, 2016 and 2015
84	Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014
85	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014
86	Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014
87	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
88-178	Notes to Consolidated Financial Statements

Financial Statement Schedules

Not applicable.

Exhibits

A complete list of exhibits to this report on Form 10-K is provided in the Exhibit Index immediately following the Signatures part of this report,

beginning on page 46. The Exhibit Index is incorporated into this Item 15 by this reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 27, 2017	By:	/s/ William C. Losch III
William C. Losch III, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date	Signature*	Title	Date
D. Bryan Jordan D. Bryan Jordan	President, Chief Executive Officer, Chairman of the Board, and a Director (principal executive officer)	February 27, 2017	William C. Losch III William C. Losch III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2017
			Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2017
John C. Compton John C. Compton	Director	February 27, 2017	Mark A. Emkes Mark A. Emkes	Director	February 27, 2017
Corydon J. Gilchrist Corydon J. Gilchrist	Director	February 27, 2017	R. Brad Martin R. Brad Martin	Director	February 27, 2017
Scott M. Niswonger Scott M. Niswonger	Director	February 27, 2017	Vicki R. Palmer Vicki R. Palmer	Director	February 27, 2017
Colin V. Reed Colin V. Reed	Director	February 27, 2017	Cecelia D. Stewart Cecelia D. Stewart	Director	February 27, 2017
Rajesh Subramaniam Rajesh Subramaniam	Director	February 27, 2017	Luke Yancy III Luke Yancy III	Director	February 27, 2017

*By:	/s/ Clyde A. Billings, Jr.	February 27, 2017
Clyde A. Billings, Jr.
As Attorney-in-Fact
45

EXHIBIT INDEX

Each exhibit marked + is filed herewith.

Each exhibit marked * represents a management contract or compensatory plan or arrangement required to be identified as such and filed as an exhibit.

Each exhibit marked ** is “furnished” pursuant to 18 U.S.C. Section 1350 and is not “filed” as part of this Report or as a separate disclosure document.

The phrase “2016 named executive officers” refers to those executive officers whose 2016 compensation is described in FHN’s 2017 Proxy Statement.

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

*Equity-Based Award Plans

*10.1(a)

Equity Compensation Plan (as amended and restated April 26, 2016), incorporated by reference to Appendix A to FHN’s Proxy Statement for its annual meeting on April 26, 2016.

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

*10.2(c)

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

*10.2(e)

Form of Grant Notice for Executive Performance Stock Units [2016], incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.2(f)

Form of Grant Notice for Special Retention Stock Units [2016], incorporated herein by reference to Exhibit 10.6 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

*10.3(i)

Form of Grant Notice for Executive Stock Options [2016], incorporated herein by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.3(j)

Form of Grant Notice for Special Retention Stock Options [2016], incorporated herein by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*Other Equity-Based Award Documents

*10.4(a)

Form of Executive Retention Restricted Stock Grant Notice [2013], incorporated herein by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(b)

Form of Grant Notice for Executive Restricted Stock Units [2014], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.4(c)

Form of Grant Notice for Executive Restricted Stock Units [2015], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

*10.4(d)

Form of Grant Notice for Executive Retention Restricted Stock [2015], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

*10.4(e)

Form of Grant Notice for Executive Restricted Stock Units [2016], incorporated herein by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.4(f)

Form of Grant Notice for Executive Retention Restricted Stock Units [2016], incorporated herein by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.4(g)

Sections of Director Policy pertaining to compensation, incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*Management Cash Incentive Plan Documents

*10.5(a)

Management Incentive Plan (as amended and restated April 26, 2016), incorporated by reference to Appendix B to FHN’s Proxy Statement for its annual meeting on April 26, 2016.

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

*10.7(c)

Rate Applicable to Participating Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

*10.7(d)

Director Deferral Agreements with schedule, incorporated herein by reference to Exhibit 10(k) to FHN’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to FHN’s 1995 Annual Report on Form 10-K.

*10.7(e)

Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan], incorporated herein by reference to Exhibit 10.1(c) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

*10.8(g) +

List of Certain Benefits Available to Executive Officers.

*10.8(h) +

Description of 2017 Salary Rates for 2016 Named Executive Officers.

Other Material Contract Exhibits

[reserved]

Other Exhibits

12 +

Consolidated ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends, and information regarding computation of those ratios

13 +

Pages 1 through 182 of the First Horizon National Corporation 2016 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are deemed not to be “filed” with the Commission.

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

101 +

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL:

(i)	Consolidated Statements of Condition at December 31, 2016 and 2015
(ii)	Consolidated Statements of Income for the Years Ended December 31, 2016, 2015, and 2014
(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014
(iv)	Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015, and 2014
(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014
(vi)	Notes to the Consolidated Financial Statements

101.INS +

XBRL Instance Document

101.SCH +

XBRL Taxonomy Extension Schema

101.CAL +

XBRL Taxonomy Extension Calculation Linkbase

101.DEF +

XBRL Taxonomy Extension Definition Linkbase

101.LAB +

XBRL Taxonomy Extension Label Linkbase

101.PRE +

XBRL Taxonomy Extension Presentation Linkbase

