Form 10-Q
period 2017-03-31
FIRST HORIZON NATIONAL CORP
filed 2017-05-08
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging Growth Company	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2017
Common Stock, $.625 par value	233,883,250

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)
	March 31	December 31
(Dollars in thousands, except per share amounts)	2017	2016
Assets:
Cash and due from banks	$369,290	$373,274
Federal funds sold	31,495	50,838
Securities purchased under agreements to resell (Note 15)	835,222	613,682

Total cash and cash equivalents	1,236,007	1,037,794

Interest-bearing cash	2,106,597	1,060,034
Trading securities	1,167,310	897,071
Loans held-for-sale (a)	105,456	111,248
Securities available-for-sale (Note 3)	3,939,278	3,943,499
Securities held-to-maturity (Note 3)	14,354	14,347
Loans, net of unearned income (Note 4) (b)	19,090,074	19,589,520
Less: Allowance for loan losses (Note 5)	201,968	202,068

Total net loans	18,888,106	19,387,452

Goodwill (Note 6)	191,371	191,371
Other intangible assets, net (Note 6)	19,785	21,017
Fixed income receivables	168,315	57,411
Premises and equipment, net (March 31, 2017 and December 31, 2016 include $6.2 million and $5.8 million, respectively, classified as held-for-sale)	290,497	289,385
Real estate acquired by foreclosure (c)	15,144	16,237
Derivative assets (Note 14)	98,120	121,654
Other assets	1,378,260	1,406,711

Total assets	$29,618,600	$28,555,231

Liabilities and equity:
Deposits:
Savings	$9,573,628	$9,428,197
Time deposits	1,385,818	1,355,133
Other interest-bearing deposits	6,164,775	5,948,439

Interest-bearing	17,124,221	16,731,769
Noninterest-bearing	6,355,620	5,940,594

Total deposits	23,479,841	22,672,363

Federal funds purchased	504,805	414,207
Securities sold under agreements to repurchase (Note 15)	406,354	453,053
Trading liabilities	848,190	561,848
Other short-term borrowings	79,454	83,177
Term borrowings	1,035,036	1,040,656
Fixed income payables	21,116	21,002
Derivative liabilities (Note 14)	101,347	135,897
Other liabilities	401,997	467,944

Total liabilities	26,878,140	25,850,147

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on March 31, 2017 and December 31, 2016)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 233,883,250 on March 31, 2017 and 233,623,686 on December 31, 2016)	146,177	146,015
Capital surplus	1,391,777	1,386,636
Undivided profits	1,061,409	1,029,032
Accumulated other comprehensive loss, net (Note 8)	(249,958)	(247,654)

Total First Horizon National Corporation Shareholders’ Equity	2,445,029	2,409,653

Noncontrolling interest	295,431	295,431

Total equity	2,740,460	2,705,084

Total liabilities and equity	$29,618,600	$28,555,231

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	March 31, 2017 and December 31, 2016 include $17.5 million and $19.3 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.
(b)	March 31, 2017 and December 31, 2016 include $30.3 million and $28.5 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate properties in process of foreclosure.
(c)	March 31, 2017 and December 31, 2016 include $7.8 million and $8.1 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2017	2016
Interest income:
Interest and fees on loans	$180,464	$158,423
Interest on investment securities available-for-sale	25,635	24,474
Interest on investment securities held-to-maturity	197	197
Interest on loans held-for-sale	1,283	1,261
Interest on trading securities	6,353	7,751
Interest on other earning assets	4,879	1,558

Total interest income	218,811	193,664

Interest expense:
Interest on deposits:
Savings	9,210	4,190
Time deposits	2,833	2,323
Other interest-bearing deposits	4,143	2,304
Interest on trading liabilities	3,781	4,039
Interest on short-term borrowings	1,392	1,128
Interest on term borrowings	7,744	7,606

Total interest expense	29,103	21,590

Net interest income	189,708	172,074
Provision/(provision credit) for loan losses	(1,000)	3,000

Net interest income after provision/(provision credit) for loan losses	190,708	169,074

Noninterest income:
Fixed income	50,678	66,977
Deposit transactions and cash management	24,565	26,837
Brokerage, management fees and commissions	11,906	10,415
Trust services and investment management	6,653	6,565
Bankcard income	5,455	5,259
Bank-owned life insurance	3,247	3,389
Debt securities gains/(losses), net (Note 3 and Note 8)	44	1,654
Equity securities gains/(losses), net (Note 3)	—	(80)
All other income and commissions (Note 7)	14,391	13,289

Total noninterest income	116,939	134,305

Adjusted gross income after provision/(provision credit) for loan losses	307,647	303,379

Noninterest expense:
Employee compensation, incentives, and benefits	134,932	137,151
Occupancy	12,340	12,604
Operations services	10,875	9,900
Computer software	10,799	11,587
Equipment rentals, depreciation, and maintenance	6,351	6,159
FDIC premium expense	5,739	4,921
Legal fees	5,283	4,879
Professional fees	4,746	5,199
Advertising and public relations	4,601	4,973
Communications and courier	3,800	3,750
Contract employment and outsourcing	2,958	2,425
Amortization of intangible assets	1,232	1,300
Repurchase and foreclosure provision/(provision credit)	(238)	—
All other expense (Note 7)	18,787	22,079

Total noninterest expense	222,205	226,927

Income/(loss) before income taxes	85,442	76,452

Provision/(benefit) for income taxes	27,054	24,239

Net income/(loss)	$58,388	$52,213

Net income attributable to noncontrolling interest	2,820	2,851

Net income/(loss) attributable to controlling interest	$55,568	$49,362

Preferred stock dividends	1,550	1,550

Net income/(loss) available to common shareholders	$54,018	$47,812

Basic earnings/(loss) per share (Note 9)	$0.23	$0.20

Diluted earnings/(loss) per share (Note 9)	$0.23	$0.20

Weighted average common shares (Note 9)	233,076	234,651

Diluted average common shares (Note 9)	236,855	236,666

Cash dividends declared per common share	$0.09	$0.07

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2017	2016
Net income/(loss)	$58,388	$52,213
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	(1,563)	39,160
Net unrealized gains/(losses) on cash flow hedges	(1,914)	3,465
Net unrealized gains/(losses) on pension and other postretirement plans	1,173	1,126

Other comprehensive income/(loss)	(2,304)	43,751

Comprehensive income	56,084	95,964

Comprehensive income attributable to noncontrolling interest	2,820	2,851

Comprehensive income attributable to controlling interest	$53,264	$93,113

Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available for sale	$(970)	$24,337
Net unrealized gains/(losses) on cash flow hedges	(1,187)	2,153
Net unrealized gains/(losses) on pension and other postretirement plans	727	700

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2017			2016
(Dollars in thousands except per share data) (Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,409,653	$295,431	$2,705,084	$2,344,155	$295,431	$2,639,586
Net income/(loss)	55,568	2,820	58,388	49,362	2,851	52,213
Other comprehensive income/(loss) (a)	(2,304)	—	(2,304)	43,751	—	43,751

Comprehensive income	53,264	2,820	56,084	93,113	2,851	95,964

Cash dividends declared:
Preferred stock ($1,550 per share for the three months ended March 31, 2017 and 2016)	(1,550)	—	(1,550)	(1,550)	—	(1,550)
Common stock ($.09 and $.07 per share for the three months ended March 31, 2017 and 2016, respectively)	(21,354)	—	(21,354)	(16,519)	—	(16,519)
Common stock repurchased (b)	(2,016)	—	(2,016)	(75,763)	—	(75,763)
Common stock issued for:
Stock options and restricted stock - equity awards	2,003	—	2,003	157	—	157
Stock-based compensation expense	5,029	—	5,029	3,941	—	3,941
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,820)	(2,820)	—	(2,851)	(2,851)
Tax benefit/(benefit reversal) - stock based compensation expense	—	—	—	(17)	—	(17)

Balance, March 31	$2,445,029	$295,431	$2,740,460	$2,347,517	$295,431	$2,642,948

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2016 includes $75.0 million repurchased under share repurchase programs.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2017	2016
Operating Activities
Net income/(loss)	$58,388	$52,213
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	(1,000)	3,000
Provision/(benefit) for deferred income taxes	6,920	4,293
Depreciation and amortization of premises and equipment	8,151	8,122
Amortization of intangible assets	1,232	1,300
Net other amortization and accretion	6,207	4,730
Net (increase)/decrease in derivatives	(16,864)	(321)
Repurchase and foreclosure provision/(provision credit)	(238)	—
(Gains)/losses and write-downs on other real estate, net	156	(162)
Litigation and regulatory matters	(294)	(375)
Stock-based compensation expense	5,029	3,941
Equity securities (gains)/losses, net	(44)	80
Debt securities (gains)/losses, net	—	(1,654)
Net (gains)/losses on sale/disposal of fixed assets	36	3,684
Loans held-for-sale:
Purchases and originations	(47,445)	(148)
Gross proceeds from settlements and sales	54,046	10,311
(Gain)/loss due to fair value adjustments and other	(809)	(91)
Net (increase)/decrease in:
Trading securities	(270,495)	(346,558)
Fixed income receivables	(110,904)	(51,194)
Interest receivable	1,055	(8,352)
Other assets	16,873	19,223
Net increase/(decrease) in:
Trading liabilities	286,342	172,634
Fixed income payables	114	33,327
Interest payable	7,360	10,206
Other liabilities	(75,014)	(29,942)

Total adjustments	(129,586)	(163,946)

Net cash provided/(used) by operating activities	(71,198)	(111,733)

Investing Activities
Available-for-sale securities:
Sales	44	961
Maturities	135,046	135,503
Purchases	(135,676)	(159,066)
Premises and equipment:
Sales	18	1,356
Purchases	(9,318)	(11,890)
Proceeds from sales of other real estate	2,135	10,518
Net (increase)/decrease in:
Loans	499,796	102,654
Interests retained from securitizations classified as trading securities	256	1,487
Interest-bearing cash	(1,046,563)	(349,084)

Net cash provided/(used) by investing activities	(554,262)	(267,561)

Financing Activities
Common stock:
Stock options exercised	2,045	157
Cash dividends paid	(16,465)	(14,347)
Repurchase of shares (a)	(2,016)	(75,763)
Cash dividends paid - preferred stock - noncontrolling interest	(2,852)	(2,820)
Cash dividends paid - Series A preferred stock	(1,550)	(1,550)
Term borrowings:
Payments/maturities	(3,306)	(6,155)
Net increase/(decrease) in:
Deposits	807,641	360,685
Short-term borrowings	40,176	170,193

Net cash provided/(used) by financing activities	823,673	430,400

Net increase/(decrease) in cash and cash equivalents	198,213	51,106

Cash and cash equivalents at beginning of period	1,037,794	1,031,063

Cash and cash equivalents at end of period	$1,236,007	$1,082,169

Supplemental Disclosures
Total interest paid	$21,478	$11,223
Total taxes paid	951	617
Total taxes refunded	8,166	2,281
Transfer from loans to other real estate owned	1,198	1,814

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	2016 includes $75.0 million repurchased under share repurchase programs.

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2017 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

Summary of Accounting Changes. Effective January 1, 2017, FHN adopted the provisions of Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes several revisions to equity compensation accounting. Under the new guidance all excess tax benefits and deficiencies that occur when an award vests, is exercised, or expires are recognized in income tax expense as discrete period items. Previously, these transactions were typically recorded directly within equity. Consistent with this change, excess tax benefits and deficiencies are no longer included within estimated proceeds when performing the treasury stock method for calculation of diluted earnings per share. Excess tax benefits are also recognized at the time an award is exercised or vests compared to the previous requirement to delay recognition until the deduction reduces taxes payable. The presentation of excess tax benefits in the statement of cash flows shifted to an operating activity from the prior classification as a financing activity.

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Under previous guidance, withholding of equity awards in excess of the minimum statutory requirement resulted in liability classification for the entire award. The related cash remittance by the employer for employee taxes is treated as a financing activity in the statement of cash flows. Transition to the new guidance was accomplished through a combination of retrospective (cash flows), cumulative-effect adjustment to equity (forfeitures) and prospective methodologies (tax windfalls and shortfalls). FHN estimates, based on currently enacted tax rates, that adoption of ASU 2016-09 in 2017 will result in an incremental effect on tax provision ranging from $3.0 million of tax benefit to $1.0 million of additional tax provision. The actual effects of adoption in 2017 will primarily depend upon the share price of the FHN’s common stock, which affects the vesting of certain performance awards, probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise. The effects on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

Effective January 1, 2017, FHN early adopted the provisions of ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Therefore, ASU 2016-16 reverses the previous requirement to delay recognition of the tax consequences of these transactions until the associated assets are sold to an outside party. Adoption of ASU 2016-16 did not have a significant effect on FHN.

Accounting Changes Issued but Not Currently Effective

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial assets. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations,” which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” was issued in May 2016 to provide additional guidance for the implementation and application of ASU 2014-09. “Technical Corrections and Improvements” ASU 2016-20 was issued in December 2016 and provides further guidance on certain issues. These ASUs are effective in annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual

Note 1 – Financial Information (Continued)

reporting periods beginning after December 15, 2016, and associated interim periods. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN will not early adopt these ASUs and is evaluating their effects on its revenue recognition practices. Currently, FHN anticipates that it will elect to adopt the provisions of the revenue recognition standards through a cumulative effect to retained earnings with comparability disclosures provided throughout 2018.

In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies the meaning and application of the term in substance nonfinancial asset in transactions involving both financial and nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract are concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of revenue recognition guidance for nonfinancial assets. ASU 2017-05 also clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it with the amount of revenue recognized based on the allocation guidance provided in ASU 2014-09. ASU 2017-05 also requires an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it 1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810 and 2) transfers control of the asset in accordance with the provisions of ASU 2014-09. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value. ASU 2017-05 has the same effective date and transition provisions as ASU 2014-09 and the two standards must be adopted simultaneously although the transition methods may be different. FHN is evaluating the effects of ASU 2017-05 on its revenue recognition practices. Currently, FHN anticipates that it will elect to adopt the provisions of ASU 2017-05 through a cumulative effect to retained earnings with comparability disclosures provided throughout 2018.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes several revisions to the accounting, presentation and disclosure for financial instruments. Equity investments (except those accounted for under the equity method, those that result in consolidation of the investee, and those held by entities subject to specialized industry accounting which already apply fair value through earnings) are required to be measured at fair value with changes in fair value recognized in net income. This excludes FRB and FHLB stock holdings which are specifically exempted from the provisions of ASU 2016-01. An entity may elect to measure equity investments that do not have readily determinable market values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar instruments from the same issuer. ASU 2016-01 also requires a qualitative impairment review for equity investments without readily determinable fair values, with measurement at fair value required if impairment is determined to exist. For liabilities for which fair value has been elected, ASU 2016-01 revises current accounting to record the portion of fair value changes resulting from instrument-specific credit risk within other comprehensive income rather than earnings. FHN has not elected fair value accounting for any existing financial liabilities. Additionally, ASU 2016-01 clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be assessed in combination with all other deferred tax assets rather than being assessed in isolation. ASU 2016-01 also makes several changes to existing fair value presentation and disclosure requirements, including a provision that all disclosures must use an exit price concept in the determination of fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Transition will be through a cumulative effect adjustment to retained earnings for equity investments with readily determinable fair values. Equity investments without readily determinable fair values, for which the accounting election is made, will have any initial fair value marks recorded through earnings prospectively after adoption.

Upon adoption, FHN will reclassify all equity investments out of available-for-sale securities, leaving only debt securities within this classification. FHN has evaluated the nature of its current equity investments and determined that substantially all qualify for the election available to assets without readily determinable fair values, including its holdings of Visa Class B shares. Accordingly, FHN intends to apply this election and any fair value marks for these investments will be recognized through earnings on a prospective basis subsequent to adoption. FHN continues to evaluate the appropriate characteristics of “similar” instruments as well as related valuation inputs and methodologies for its equity investments without readily determinable fair values. The requirements of ASU 2016-01 related to assessment of deferred tax assets and disclosure of the fair value of financial instruments will not have a significant effect on FHN because its current accounting and disclosure practices conform to the requirements of ASU 2016-01. FHN also continues to evaluate the impact of ASU 2016-01 on other aspects of its current accounting and disclosure practices.

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

Note 1 – Financial Information (Continued)

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

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage of Certain Prepaid Stored-Value Products,” which indicates that liabilities related to the sale of prepaid stored-value products are considered financial liabilities and should have a breakage estimate applied for estimated unused funds. ASU 2016-04 does not apply to stored-value products that can only be redeemed for cash, are subject to escheatment or are linked to a segregated bank account. ASU 2016-04 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. FHN is evaluating the impact of ASU 2016-04 on its current accounting and disclosure practices.

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

The provisions of ASU 2016-13 will be generally adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in the year of adoption. Prospective implementation is required for debt securities for which an other-than-temporary-impairment (“OTTI”) had been previously recognized. Amounts previously recognized in accumulated other comprehensive income (“AOCI”) as of the date of adoption that relate to improvements in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. A prospective transition approach will be used for existing PCD assets where, upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses. Thus, an entity will not be required to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than-insignificant credit deterioration since origination. An entity will accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date.

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018. FHN is still evaluating the impact of ASU 2016-13 on its current accounting and disclosure practices.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies multiple cash flow presentation issues including providing guidance as to classification on the cash flow statement for certain cash receipts and cash payments where diversity in practice exists. ASU 2016-15 is effective for fiscal years beginning after December 15,

Note 1 – Financial Information (Continued)

2017, including interim periods within those fiscal years. The provisions of ASU 2016-15 will be applied retroactively and will result in proceeds from bank-owned life insurance (“BOLI”) being classified as an investing activity rather than their prior classification as an operating activity.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which requires the disaggregation of the service cost component from the other components of net benefit cost for pension and postretirement plans. Service cost must be included in the same income statement line item as other compensation-related expenses. All other components of net benefit cost are required to be presented in the income statement separately from the service cost component, with disclosure of the line items where these amounts are recorded. The presentation requirements of ASU 2017-07 must be applied retrospectively and adoption is required for annual periods beginning after December 15, 2017, including interim periods within those annual periods. FHN’s disclosures for pension and postretirement costs provide details of the service cost and all other components for expenses recognized for its applicable benefit plans. These amounts are currently included in Employee compensation, incentives, and benefits expense in the Consolidated Condensed Statements of Income. Upon adoption of ASU 2017-07 FHN will reclassify the expense components other than service cost into All other expense and revise its disclosures accordingly. The amounts to be reclassified are presented in Note 11—Pension, Savings, and Other Employee Benefits in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in Note 18—Pension, Savings, and Other Employee Benefits in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities” which shortens the amortization period for securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. In contrast to the current requirement for premium amortization to extend to the contractual maturity date, ASU 2017-08 requires the premium to be amortized to the earliest call date. ASU 2017-08 does not change the amortization of discounts, which will continue to be amortized to maturity. The new guidance does not apply to debt securities where the prepayment date is not preset or the price is not known in advance, which includes debt securities that qualify for amortization based on estimated prepayment rates. ASU 2017-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Transition is accomplished through a cumulative-effect adjustment directly to retained earnings as of the beginning of the year of adoption. Based upon the current composition of its debt securities portfolios, FHN does not anticipate a significant effect upon adoption.

Note 2 – Acquisitions and Divestitures

On May 4, 2017, FHN and Capital Bank Financial Corp. (“Capital Bank”) announced that they had entered into an agreement and plan of merger. Under the agreement FHN will acquire Capital Bank, which is headquartered in Charlotte, North Carolina, and reported approximately $10 billion of assets at March 31, 2017. At the time of announcement Capital Bank operated 193 branches in North and South Carolina, Tennessee, Florida and Virginia. Collectively, Capital Bank shareholders will receive approximately $411 million in cash plus FHN common shares which are expected to represent approximately 29 percent of FHN’s outstanding common shares immediately after consummation of the merger. The total transaction value, measured at the time of announcement, was approximately $2.2 billion. The agreement calls for two members of Capital Bank’s board of directors to join FHN’s board after closing. The transaction is expected to close in fourth quarter 2017, subject to regulatory approvals, approval by shareholders of FHN and of Capital Bank, and other customary conditions.

On April 3, 2017, FTN Financial acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $130 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products, combined with FTN Financial’s existing SBA trading activities, have established an additional major product sector for FTN Financial.

On September 16, 2016, FTBNA acquired $537.4 million in unpaid principal balance (“UPB”) of restaurant franchise loans from GE Capital’s Southeast and Southwest regional portfolios. Subsequent to the acquisition the acquired loans were combined with existing FTBNA relationships to establish a franchise finance specialty banking business.

In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combination or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	2,171,843	13,675	(25,596)	2,159,922
Government agency issued collateralized mortgage obligations (“CMO”)	1,610,857	4,980	(23,526)	1,592,311
Equity and other (a)	186,948	—	(3)	186,945

Total securities available-for-sale (b)	$3,969,748	$18,655	$(49,125)	$3,939,278

Securities held-to-maturity:
States and municipalities	$4,354	$386	$—	$4,740
Corporate bonds	10,000	63	—	10,063

Total securities held-to-maturity	$14,354	$449	$—	$14,803

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million. The remainder is money market, mutual funds, and cost method investments.
(b)	Includes $3.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	2,217,593	14,960	(23,866)	2,208,687
Government agency issued CMO	1,566,986	4,909	(23,937)	1,547,958
Equity and other (a)	186,756	—	(2)	186,754

Total securities available-for-sale (b)	$3,971,435	$19,869	$(47,805)	$3,943,499

Securities held-to-maturity:
States and municipalities	$4,347	$393	$—	$4,740
Corporate bonds	10,000	33	—	10,033

Total securities held-to-maturity	$14,347	$426	$—	$14,773

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million. The remainder is money market, mutual funds, and cost method investments.
(b)	Includes $3.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on March 31, 2017 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$100	$100
After 1 year; within 5 years	—	—	—	—
After 5 years; within 10 years	10,000	10,063	—	—
After 10 years	4,354	4,740	—	—

Subtotal	14,354	14,803	100	100

Government agency issued MBS and CMO (a)	—	—	3,782,700	3,752,233
Equity and other	—	—	186,948	186,945

Total	$14,354	$14,803	$3,969,748	$3,939,278

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 3 – Investment Securities (Continued)

The table below provides information on gross gains and gross losses from investment securities for the three months ended March 31:

	Available-for-sale
(Dollars in thousands)	2017	2016
Gross gains on sales of securities	$44	$3,837
Gross (losses) on sales of securities	—	(2,263)

Net gain/(loss) on sales of securities (a)	$44	$1,574

(a)	Cash proceeds for the three months ended March 31, 2017 were not material. Cash proceeds for the three months ended March 31, 2016 were $1.0 million. 2016 includes a $1.7 million gain from an exchange of approximately $294 million of AFS debt securities.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government agency issued CMO	$1,068,010	$(18,525)	$111,813	$(5,001)	$1,179,823	$(23,526)
Government agency issued MBS	1,846,348	(25,596)	—	—	1,846,348	(25,596)

Total debt securities	2,914,358	(44,121)	111,813	(5,001)	3,026,171	(49,122)

Equity	6	(3)	—	—	6	(3)

Total temporarily impaired securities	$2,914,364	$(44,124)	$111,813	$(5,001)	$3,026,177	$(49,125)

	As of December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Government agency issued CMO	$1,059,471	$(19,052)	$116,527	$(4,885)	$1,175,998	$(23,937)
Government agency issued MBS	1,912,126	(23,866)	—	—	1,912,126	(23,866)

Total debt securities	2,971,597	(42,918)	116,527	(4,885)	3,088,124	(47,803)

Equity	7	(2)	—	—	7	(2)

Total temporarily impaired securities	$2,971,604	$(42,920)	$116,527	$(4,885)	$3,088,131	$(47,805)

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

Note 4 – Loans

The following table provides the balance of loans by portfolio segment as of March 31, 2017 and December 31, 2016:

	March 31	December 31
(Dollars in thousands)	2017	2016
Commercial:
Commercial, financial, and industrial	$11,703,996	$12,148,087
Commercial real estate	2,173,311	2,135,523
Consumer:
Consumer real estate (a)	4,456,811	4,523,752
Permanent mortgage	409,235	423,125
Credit card & other	346,721	359,033

Loans, net of unearned income	$19,090,074	$19,589,520
Allowance for loan losses	201,968	202,068

Total net loans	$18,888,106	$19,387,452

(a)	Balances as of March 31, 2017 and December 31, 2016, include $32.5 million and $35.9 million of restricted real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

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

Concentrations

FHN has a concentration of residential real estate loans (25 percent of total loans), the majority of which is in the consumer real estate segment (23 percent of total loans). Loans to finance and insurance companies total $2.6 billion (22 percent of the C&I portfolio, or 13 percent of the total loans). FHN had loans to mortgage companies totaling $1.5 billion (13 percent of the C&I segment, or 8 percent of total loans) as of March 31, 2017. As a result, 35 percent of the C&I segment is sensitive to impacts on the financial services industry.

Purchased Credit-Impaired Loans

The following table presents a rollforward of the accretable yield for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
Balance, beginning of period	$6,871	$8,542
Accretion	(851)	(1,151)
Adjustment for payoffs	(273)	(1,777)
Adjustment for charge-offs	—	(663)
Adjustment for pool excess recovery (a)	(222)	—
Increase/(decrease) in accretable yield (b)	(295)	4,007
Other	(32)	—

Balance, end of period	$5,198	$8,958

(a)	Represents the removal of accretable difference for the remaining loans in a pool which is now in a recovery state.
(b)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

Note 4 – Loans (Continued)

At March 31, 2017, the ALLL related to PCI loans was $.6 million compared to $.7 million at December 31, 2016. The loan loss provision amounts related to PCI loans recognized during the three months ended March 31, 2017, and 2016, respectively, were not significant.

The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$38,088	$39,257	$40,368	$41,608
Commercial real estate	4,096	5,466	4,763	6,514
Consumer real estate	1,072	1,442	1,172	1,677
Credit card and other	53	64	52	64

Total	$43,309	$46,229	$46,355	$49,863

Impaired Loans

The following tables provide information at March 31, 2017 and December 31, 2016, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, before valuation allowance but which does reflect any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPs valuation allowance have been excluded.

				Three Months Ended March 31
	March 31, 2017			2017		2016
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$10,395	$16,612	$—	$10,407	$—	$9,224	$—
Income CRE	—	—	—	—	—	2,468	—

Total	$10,395	$16,612	$—	$10,407	$—	$11,692	$—

Consumer:
HELOC (a)	$10,724	$22,020	$—	$11,054	$—	$10,921	$—
R/E installment loans (a)	3,916	4,987	—	3,937	—	4,434	—
Permanent mortgage (a)	5,803	8,607	—	5,557	—	4,436	—

Total	$20,443	$35,614	$—	$20,548	$—	$19,791	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$31,392	$31,532	$2,850	$32,863	$215	$24,921	$87
TRUPS	3,183	3,700	925	3,196	—	3,323	—
Income CRE	1,803	2,181	61	1,817	14	5,138	20
Residential CRE	1,293	1,761	131	1,293	5	1,397	6

Total	$37,671	$39,174	$3,967	$39,169	$234	$34,779	$113

Consumer:
HELOC	$81,438	$83,888	$16,641	$83,075	$564	$88,580	$487
R/E installment loans	50,394	51,317	12,060	51,902	318	59,971	317
Permanent mortgage	82,940	94,755	11,532	85,778	615	95,232	547
Credit card & other	269	269	122	288	2	360	3

Total	$215,041	$230,229	$40,355	$221,043	$1,499	$244,143	$1,354

Total commercial	$48,066	$55,786	$3,967	$49,576	$234	$46,471	$113

Total consumer	$235,484	$265,843	$40,355	$241,591	$1,499	$263,934	$1,354

Total impaired loans	$283,550	$321,629	$44,322	$291,167	$1,733	$310,405	$1,467

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$10,419	$16,636	$—	$12,009	$—
Income CRE	—	—	—	1,543	—

Total	$10,419	$16,636	$—	$13,552	$—

Consumer:
HELOC (a)	$11,383	$21,662	$—	$11,168	$—
R/E installment loans (a)	3,957	4,992	—	4,255	—
Permanent mortgage (a)	5,311	7,899	—	4,418	—

Total	$20,651	$34,553	$—	$19,841	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$34,334	$34,470	$3,294	$30,836	$902
TRUPS	3,209	3,700	925	3,274	—
Income CRE	1,831	2,209	62	3,757	70
Residential CRE	1,293	1,761	132	1,360	22

Total	$40,667	$42,140	$4,413	$39,227	$994

Consumer:
HELOC	$84,711	$87,126	$15,927	$87,659	$2,092
R/E installment loans	53,409	54,559	12,875	57,906	1,370
Permanent mortgage	88,615	100,983	12,470	91,838	2,310
Credit card & other	306	306	133	345	13

Total	$227,041	$242,974	$41,405	$237,748	$5,785

Total commercial	$51,086	$58,776	$4,413	$52,779	$994

Total consumer	$247,692	$277,527	$41,405	$257,589	$5,785

Total impaired loans	$298,778	$336,303	$45,818	$310,368	$6,779

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Asset Quality Indicators

FHN employs a dual grade commercial risk grading methodology to assign an estimate for the probability of default (“PD”) and the loss given default (“LGD”) for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. This credit grading system is intended to identify and measure the credit quality of the loan portfolio by analyzing the migration of loans between grading categories. It is also integral to the estimation methodology utilized in determining the allowance for loan losses since an allowance is established for pools of commercial loans based on the credit grade assigned. Each PD grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default probability, and probabilities increase as grades progress down the scale. PD 1 through PD 12 are “pass” grades. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Pass loan grades are required to be reassessed annually or earlier whenever there has been a material change in the financial condition of the borrower or risk characteristics of the relationship. All commercial loans over $1 million and certain commercial loans over $500,000 that are graded 13 or worse are reassessed on a quarterly basis. Loan grading discipline is regularly reviewed internally by Credit Assurance Services to determine if the process continues to result in accurate loan grading across the portfolio. FHN may utilize availability of guarantors/sponsors to support lending decisions during the credit underwriting process and when determining the assignment of internal loan grades. LGD grades are assigned based on a scale of 1-12 and represent FHN’s expected recovery based on collateral type in the event a loan defaults. See Note 5 – Allowance for Loan Losses for further discussion on the credit grading system.

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$478,025	$—	$—	$610	$—	$478,635	3%	$78
2	891,450	—	—	11,293	81	902,824	7	442
3	403,403	398,860	—	160,115	—	962,378	7	239
4	998,015	227,257	—	242,069	221	1,467,562	11	879
5	1,269,384	139,434	—	426,147	333	1,835,298	13	7,260
6	1,535,573	521,253	—	368,073	8,072	2,432,971	17	10,600
7	1,479,242	169,444	—	396,654	2,161	2,047,501	15	12,767
8	1,042,772	49,588	—	352,370	4,383	1,449,113	10	24,532
9	641,463	4,643	—	82,734	3,357	732,197	5	14,396
10	344,633	4,499	—	35,489	9,695	394,316	3	8,510
11	228,258	—	—	17,501	5,454	251,213	2	6,289
12	162,238	13,956	—	15,831	2,965	194,990	1	6,862
13	115,844	—	304,236	4,755	128	424,963	3	3,757
14,15,16	197,230	48	—	14,395	1,183	212,856	2	23,177

Collectively evaluated for impairment	9,787,530	1,528,982	304,236	2,128,036	38,033	13,786,817	99	119,788
Individually evaluated for impairment	41,787	—	3,183	1,803	1,293	48,066	1	3,967
Purchased credit-impaired loans	38,278	—	—	4,052	94	42,424	—	240

Total commercial loans	$9,867,595	$1,528,982	$307,419	$2,133,891	$39,420	$13,877,307	100%	$123,995

	December 31, 2016
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$465,179	$—	$—	$1,078	$—	$466,257	3%	$77
2	791,183	—	—	11,742	87	803,012	6	403
3	491,386	462,486	—	153,670	—	1,107,542	8	304
4	978,282	332,107	—	222,422	—	1,532,811	11	953
5	1,232,401	275,209	—	365,653	702	1,873,965	13	6,670
6	1,540,519	614,109	—	338,344	9,338	2,502,310	17	10,403
7	1,556,117	317,283	—	352,390	2,579	2,228,369	16	14,010
8	963,359	30,974	—	425,503	2,950	1,422,786	10	25,986
9	611,774	4,299	—	105,277	4,417	725,767	5	13,857
10	355,359	8,663	—	50,484	9,110	423,616	3	8,400
11	238,230	—	—	20,600	6,541	265,371	2	6,556
12	170,531	—	—	15,395	4,168	190,094	1	6,377
13	121,276	—	304,236	6,748	311	432,571	3	4,225
14,15,16	194,572	59	—	16,313	1,659	212,603	1	20,297

Collectively evaluated for impairment	9,710,168	2,045,189	304,236	2,085,619	41,862	14,187,074	99	118,518
Individually evaluated for impairment	44,753	—	3,209	1,831	1,293	51,086	1	4,413
Purchased credit-impaired loans	40,532	—	—	4,583	335	45,450	—	319

Total commercial loans	$9,795,453	$2,045,189	$307,445	$2,092,033	$43,490	$14,283,610	100%	$123,250

(a)	Balances as of March 31, 2017 and December 31, 2016, presented net of a $25.5 million valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

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

The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	57.6%	70.1%	45.5%	56.9%	70.3%	45.0%
FICO score 720-739	8.8	8.0	8.7	8.8	8.3	9.5
FICO score 700-719	8.2	7.2	9.5	8.6	6.8	9.2
FICO score 660-699	12.6	9.0	16.8	13.2	8.4	17.1
FICO score 620-659	5.7	3.0	8.9	5.6	3.5	9.1
FICO score less than 620 (a)	7.1	2.7	10.6	6.9	2.7	10.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.

Nonaccrual and Past Due Loans

The following table reflects accruing and non-accruing loans by class on March 31, 2017:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$9,781,688	$20,073	$101	$9,801,862	$14,511	$113	$12,831	$27,455	$9,829,317
Loans to mortgage companies	1,528,934	—	—	1,528,934	—	—	48	48	1,528,982
TRUPS (a)	304,236	—	—	304,236	—	—	3,183	3,183	307,419
Purchased credit-impaired loans	38,045	8	225	38,278	—	—	—	—	38,278

Total commercial (C&I)	11,652,903	20,081	326	11,673,310	14,511	113	16,062	30,686	11,703,996

Commercial real estate:
Income CRE	2,128,111	128	—	2,128,239	100	—	1,500	1,600	2,129,839
Residential CRE	38,531	—	—	38,531	—	—	795	795	39,326
Purchased credit-impaired loans	3,605	541	—	4,146	—	—	—	—	4,146

Total commercial real estate	2,170,247	669	—	2,170,916	100	—	2,295	2,395	2,173,311

Consumer real estate:
HELOC	1,521,042	16,612	10,247	1,547,901	46,661	4,187	8,345	59,193	1,607,094
R/E installment loans	2,814,663	7,056	4,427	2,826,146	17,477	1,993	2,679	22,149	2,848,295
Purchased credit-impaired loans	1,328	—	94	1,422	—	—	—	—	1,422

Total consumer real estate	4,337,033	23,668	14,768	4,375,469	64,138	6,180	11,024	81,342	4,456,811

Permanent mortgage	369,882	4,802	5,718	380,402	14,166	1,006	13,661	28,833	409,235

Credit card & other:
Credit card	182,129	1,393	1,449	184,971	—	—	—	—	184,971
Other	160,929	482	150	161,561	—	—	136	136	161,697
Purchased credit-impaired loans	53	—	—	53	—	—	—	—	53

Total credit card & other	343,111	1,875	1,599	346,585	—	—	136	136	346,721

Total loans, net of unearned income	$18,873,176	$51,095	$22,411	$18,946,682	$92,915	$7,299	$43,178	$143,392	$19,090,074

(a)	TRUPS is presented net of the valuation allowance of $25.5 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2016:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$9,720,231	$5,199	$23	$9,725,453	$16,106	$374	$12,988	$29,468	$9,754,921
Loans to mortgage companies	2,041,408	3,722	—	2,045,130	—	—	59	59	2,045,189
TRUPS (a)	304,236	—	—	304,236	—	—	3,209	3,209	307,445
Purchased credit-impaired loans	40,113	185	234	40,532	—	—	—	—	40,532

Total commercial (C&I)	12,105,988	9,106	257	12,115,351	16,106	374	16,256	32,736	12,148,087

Commercial real estate:
Income CRE	2,085,455	14	—	2,085,469	232	460	1,289	1,981	2,087,450
Residential CRE	42,182	178	—	42,360	—	—	795	795	43,155
Purchased credit-impaired loans	4,809	109	—	4,918	—	—	—	—	4,918

Total commercial real estate	2,132,446	301	—	2,132,747	232	460	2,084	2,776	2,135,523

Consumer real estate:
HELOC	1,602,640	17,997	10,859	1,631,496	46,964	4,201	8,922	60,087	1,691,583
R/E installment loans	2,794,866	7,844	5,158	2,807,868	17,989	2,383	2,353	22,725	2,830,593
Purchased credit-impaired loans	1,319	164	93	1,576	—	—	—	—	1,576

Total consumer real estate	4,398,825	26,005	16,110	4,440,940	64,953	6,584	11,275	82,812	4,523,752

Permanent mortgage	385,972	4,544	5,428	395,944	11,867	2,194	13,120	27,181	423,125

Credit card & other:
Credit card	188,573	1,622	1,456	191,651	—	—	—	—	191,651
Other	166,062	992	134	167,188	—	—	142	142	167,330
Purchased credit-impaired loans	52	—	—	52	—	—	—	—	52

Total credit card & other	354,687	2,614	1,590	358,891	—	—	142	142	359,033

Total loans, net of unearned income	$19,377,918	$42,570	$23,385	$19,443,873	$93,158	$9,612	$42,877	$145,647	$19,589,520

(a)	TRUPS is presented net of the valuation allowance of $25.5 million.

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

For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as the former Home Affordable Modification Program (“HAMP”). Within the HELOC and R/E installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate generally returns to the original interest rate prior to modification; for certain modifications, the modified interest rate increases 2 percent per year until the original interest rate prior to modification is achieved. Permanent mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate steps up 1 percent every year until it reaches the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the

Note 4 – Loans (Continued)

credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.

Despite the absence of a loan modification, the discharge of personal liability through bankruptcy proceedings is considered a concession. As a result, FHN classifies all non-reaffirmed residential real estate loans discharged in Chapter 7 bankruptcy as nonaccruing TDRs.

On March 31, 2017 and December 31, 2016, FHN had $270.0 million and $285.2 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $43.4 million, or 16 percent as of March 31, 2017, and $44.9 million, or 16 percent as of December 31, 2016. Additionally, $67.2 million and $69.3 million of loans held-for-sale as of March 31, 2017 and December 31, 2016, respectively, were classified as TDRs.

The following tables reflect portfolio loans that were classified as TDRs during the three months ended March 31, 2017 and 2016:

	March 31, 2017			March 31, 2016
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	1	$27	$37	1	$708	$708

Total commercial (C&I)	1	27	37	1	708	708

Consumer real estate:
HELOC	35	2,589	2,473	99	7,440	7,370
R/E installment loans	14	957	902	15	898	895

Total consumer real estate	49	3,546	3,375	114	8,338	8,265

Permanent mortgage	5	1,310	1,303	—	—	—
Credit card & other	6	21	20	4	19	18

Total troubled debt restructurings	61	$4,904	$4,735	119	$9,065	$8,991

The following tables present TDRs which re-defaulted during the three months ended March 31, 2017 and 2016, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	March 31, 2017		March 31, 2016
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	1	$5,779	—	$—

Total commercial (C&I)	1	5,779	—	—

Consumer real estate:
HELOC	4	685	1	36

Total consumer real estate	4	685	1	36

Credit card & other	2	7	—	—

Total troubled debt restructurings	7	$6,471	1	$36

Note 5 – Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The current economic conditions and trends, performance of the housing market, unemployment levels, labor participation rate, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note 5 - Allowance for Loan Losses in the Notes to Consolidated Financial Statements on FHN’s Form 10-K for the year ended December 31, 2016, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of January 1, 2017	$89,398	$33,852	$50,357	$16,289	$12,172	$202,068
Charge-offs	(600)	—	(3,849)	(483)	(3,481)	(8,413)
Recoveries	1,676	221	5,676	903	837	9,313
Provision/(provision credit) for loan losses	2,633	(3,185)	(2,504)	(816)	2,872	(1,000)

Balance as of March 31, 2017	93,107	30,888	49,680	15,893	12,400	201,968

Allowance - individually evaluated for impairment	3,775	192	28,701	11,532	122	44,322
Allowance - collectively evaluated for impairment	89,142	30,646	20,629	4,361	12,278	157,056
Allowance - purchased credit-impaired loans	190	50	350	—	—	590
Loans, net of unearned as of March 31, 2017:
Individually evaluated for impairment	44,970	3,096	146,472	88,743	269	283,550
Collectively evaluated for impairment	11,620,748	2,166,069	4,308,917	320,492	346,399	18,762,625
Purchased credit-impaired loans	38,278	4,146	1,422	—	53	43,899

Total loans, net of unearned income	$11,703,996	$2,173,311	$4,456,811	$409,235	$346,721	$19,090,074

Balance as of January 1, 2016	$73,637	$25,159	$80,614	$18,947	$11,885	$210,242
Charge-offs	(6,525)	(642)	(6,926)	(112)	(3,407)	(17,612)
Recoveries	780	222	5,735	779	888	8,404
Provision/(provision credit) for loan losses	12,995	887	(12,102)	(860)	2,080	3,000

Balance as of March 31, 2016	80,887	25,626	67,321	18,754	11,446	204,034

Allowance - individually evaluated for impairment	9,148	488	31,119	16,975	146	57,876
Allowance - collectively evaluated for impairment	71,615	24,840	35,477	1,779	11,299	145,010
Allowance - purchased credit-impaired loans	124	298	725	—	1	1,148
Loans, net of unearned as of March 31, 2016:
Individually evaluated for impairment	44,465	8,950	162,128	96,874	345	312,762
Collectively evaluated for impairment	10,181,677	1,826,677	4,523,885	345,917	353,822	17,231,978
Purchased credit-impaired loans	13,041	12,942	4,217	—	54	30,254

Total loans, net of unearned income	$10,239,183	$1,848,569	$4,690,230	$442,791	$354,221	$17,574,994

Note 6 – Intangible Assets

The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$16,850	$(5,199)	$11,651	$16,850	$(4,721)	$12,129
Customer lists	54,865	(47,053)	7,812	54,865	(46,302)	8,563
Other (a)	322	—	322	555	(230)	325

Total	$72,037	$(52,252)	$19,785	$72,270	$(51,253)	$21,017

(a)	Balance at March 31, 2017 relates to state banking licenses and are not subject to amortization.

Amortization expense was $1.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2017	$3,683
2018	4,679
2019	4,453
2020	1,659
2021	1,574
2022	1,450

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of March 31, 2017 and December 31, 2016. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of March 31, 2017 and December 31, 2016.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2015	$93,303	$98,004	$191,307

Additions	—	—	—

March 31, 2016	$93,303	$98,004	$191,307

December 31, 2016	$93,367	$98,004	$191,371

Additions	—	—	—

March 31, 2017	$93,367	$98,004	$191,371

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
All other income and commissions:
Other service charges	$2,984	$2,713
ATM interchange fees	2,778	2,958
Deferred compensation	1,827	329
Electronic banking fees	1,323	1,397
Mortgage banking	1,261	1,273
Letter of credit fees	1,036	1,061
Insurance commissions	883	487
Other	2,299	3,071

Total	$14,391	$13,289

All other expense:
Other insurance and taxes	$2,390	$3,313
Travel and entertainment	2,348	2,062
Employee training and dues	1,543	1,390
Customer relations	1,336	1,879
Tax credit investments	942	706
Supplies	863	1,026
Miscellaneous loan costs	622	717
Foreclosed real estate	204	(258)
Litigation and regulatory matters	(292)	(475)
Other	8,831	11,719

Total	$18,787	$22,079

Note 8 – Components of Other Comprehensive Income/(loss)

The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2017	$(17,232)	$(1,265)	$(229,157)	$(247,654)
Net unrealized gains/(losses)	(1,536)	(1,062)	—	(2,598)
Amounts reclassified from AOCI	(27)	(852)	1,173	294

Other comprehensive income/(loss)	(1,563)	(1,914)	1,173	(2,304)

Balance as of March 31, 2017	$(18,795)	$(3,179)	$(227,984)	$(249,958)

Balance as of January 1, 2016	$3,394	$—	$(217,586)	$(214,192)
Net unrealized gains/(losses)	40,180	3,839	—	44,019
Amounts reclassified from AOCI	(1,020)	(374)	1,126	(268)

Other comprehensive income/(loss)	39,160	3,465	1,126	43,751

Balance as of March 31, 2016	$42,554	$3,465	$(216,460)	$(170,441)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended March 31
Details about AOCI	2017	2016	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$(44)	$(1,654)	Debt securities gains/(losses), net
Tax expense/(benefit)	17	634	Provision/(benefit) for income taxes

	(27)	(1,020)

Cash flow hedges:
Realized (gains)/losses on cash flow hedges	(1,380)	(606)	Interest and fees on loans
Tax expense/(benefit)	528	232	Provision/(benefit) for income taxes

	(852)	(374)

Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	1,900	1,826	Employee compensation, incentives, and benefits
Tax expense/(benefit)	(727)	(700)	Provision/(benefit) for income taxes

	1,173	1,126

Total reclassification from AOCI	$294	$(268)

Note 9 – Earnings Per Share

The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended March 31
(Dollars and shares in thousands, except per share data)	2017	2016
Net income/(loss)	$58,388	$52,213
Net income attributable to noncontrolling interest	2,820	2,851

Net income/(loss) attributable to controlling interest	55,568	49,362
Preferred stock dividends	1,550	1,550

Net income/(loss) available to common shareholders	$54,018	$47,812

Weighted average common shares outstanding—basic	233,076	234,651
Effect of dilutive securities	3,779	2,015

Weighted average common shares outstanding—diluted	236,855	236,666

Net income/(loss) per share available to common shareholders	$0.23	$0.20

Diluted income/(loss) per share available to common shareholders	$0.23	$0.20

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended March 31
(Shares in thousands)	2017	2016
Stock options excluded from the calculation of diluted EPS	2,453	4,119
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$26.08	$22.45
Other equity awards excluded from the calculation of diluted EPS	99	1,124

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

Material Loss Contingency Matters

Summary

As used in this Note, “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance, other than certain matters reported as having been substantially settled or otherwise substantially resolved; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that reasonably possible material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in (i) or (ii) and certain matters mentioned in (iii). In addition, certain other matters, or groups of matters, are discussed relating to FHN’s former mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.

FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2017, the aggregate amount of liabilities established for all such loss contingency matters was $1.6 million. These liabilities are separate from those discussed under the heading “Repurchase and Foreclosure Liability” below.

In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2017, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $52 million.

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

Material Matters

FHN, along with multiple co-defendants, is defending lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations were sold to them were materially deficient. One of those matters is viewed as material currently: Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiff in that suit claims to have purchased

Note 10 – Contingencies and Other Disclosures (Continued)

(and later sold) certificates totaling $83.4 million, relating to a number of separate securitizations. Plaintiff demands damages and prejudgment interest, among several remedies sought. The current RPL estimate for this matter is subject to significant uncertainties regarding: the dollar amounts claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the availability of significantly dispositive defenses; and the incomplete status of the discovery process. Additional information concerning FHN’s former mortgage businesses is provided below in “Obligations from Legacy Mortgage Businesses.”

Underwriters are co-defendants in the FDIC-New York matter and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased certificates in FH proprietary securitizations but as to which FHN has not been named a defendant.

For most pending indemnity claims FHN is unable to estimate an RPL range due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims. The alleged purchase prices of the certificates subject to pending indemnification claims, excluding the FDIC-New York matter, total $409.9 million.

FHN is defending a suit filed in January 2017 by the successor to a purchaser of other whole loans sold, ResCap Liquidating Trust, which is pending in the U.S District Court for the District of Minnesota (Case No. 17-CV-194). Plaintiff claims that FHN breached representations and warranties made in the loan sales, which occurred over many years, and that FHN is obligated to indemnify plaintiff for certain losses. The suit seeks make-whole and other damages, indemnification, a declaratory judgment, and other remedies. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding, among other things: lack of information about the claims made; the prospects for potentially dispositive early-stage motions; the prospects for significantly dispositive defenses; the scope of potential remedies that might be available or awarded; lack of discovery; lack of a precise statement of damages; and lack of precedent claims.

FHN has additional potential exposures related to its former mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere subpoenas or other requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in loan repurchases or make-whole payments and could be included in the repurchase liability discussed below, and some might eventually result in damages or other litigation-oriented liability, but none are included in the material loss contingency liabilities mentioned above or in the RPL range mentioned above. Additional information concerning such exposures is provided below in “Obligations from Legacy Mortgage Businesses.”

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

Obligations from Legacy Mortgage Businesses

Loss contingencies mentioned above under “Material Matters” stem from FHN’s former mortgage origination and servicing businesses. FHN retains potential for further exposure, in addition to the matters mentioned, from those former businesses. The following discussion provides context and other information to enhance an understanding of those matters and exposures.

Overview

Prior to September 2008 FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole-loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two GSEs: Fannie Mae

Note 10 – Contingencies and Other Disclosures (Continued)

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

During the time these legacy activities were conducted, FHN frequently sold mortgage loans “with servicing retained.” As a result, FHN accumulated substantial amounts of MSR on its consolidated balance sheet, as well as contractual servicing obligations and related deposits and receivables. FHN conducted a significant servicing business under its First Horizon Home Loans brand.

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

Generally, FHN reviews each claim and MI cancellation notice individually. FHN’s responses include appeal, provide additional information, deny the claim (rescission), repurchase the loan or remit a make-whole payment, or reflect cancellation of MI.

After several years resolving repurchase and make-whole claims with each GSE on a loan-by-loan basis, in 2013 and 2014 FHN entered into DRAs with the GSEs, resolving at once a large fraction of potential claims. Starting in 2014, the overall number of such claims diminished substantially, primarily as a result of the DRAs. Each DRA resolved obligations associated with loans originated from 2000 to 2008, but certain obligations and loans were excluded. Under each DRA, FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have loan repurchase or monetary compensation obligations under the DRAs related to private mortgage insurance rescissions, cancellations, and denials (with certain exceptions). FHN also has exposure related to loans where there has been a prior bulk sale of servicing, as well as certain other whole-loan sales. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for MI cancellations and denials to the extent attributable to the acts of the current servicer.

While large portions of repurchase claims from the GSEs were settled with the DRAs, comprehensive settlement of repurchase, make-whole, and indemnity claims with non-Agency claimants is not practical. Such claims that are not resolved by the parties can, and sometimes have, become litigation.

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

As servicer, FHN had contractual obligations to the owners of the loans (primarily GSEs) and securitization trustees, to handle billing, custodial, and other tasks related to each loan. Each subservicer undertook to perform those obligations on FHN’s behalf during the applicable subservicing period, although FHN legally remained the servicer of record for those loans that were subserviced.

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

A certificate holder has contacted FHN, claiming that it has been damaged from alleged deficiencies in servicing loans held in certain FH proprietary securitization trusts. The holder has sued the FH securitization trustee on related grounds, but has not yet sued FHN. FHN cannot predict how this matter will proceed nor can FHN predict whether this matter ultimately will be material to FHN.

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

From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. The last FH securitization occurred in 2007.

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, and certain related exposures and has accrued for losses of $65.5 million and $66.0 million as of March 31, 2017 and December 31, 2016, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Other FHN Mortgage Exposures

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At March 31, 2017, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described above.

At March 31, 2017, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.

FHN is defending, directly or as indemnitor, certain pending lawsuits brought by purchasers of certificates in FH proprietary securitizations or their assignees. FHN believes a new lawsuit based on federal securities claims that offering disclosures were deficient cannot be brought at this time due to the running of applicable limitation periods, but other investor claims, based on other legal theories, might still be possible. Due to sales of MSR starting in 2008, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated other whole loans sold, including one of the material matters mentioned above. At March 31, 2017, FHN’s repurchase and foreclosure liability considered certain known exposures from other whole loans sold.

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

Conversion of these shares into Class A shares of Visa is prohibited until the final resolution of the covered litigation. In conjunction with the prior sales of Visa Class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio is adjusted when Visa deposits funds into the escrow account to cover certain litigation. As of March 31, 2017 and December 31, 2016, the derivative liabilities were $6.0 million and $6.2 million, respectively.

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

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. As of March 31, 2017, the conversion ratio is 165 percent reflecting a Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this conversion ratio by an amount that is not determinable at present. Based on the closing price on March 31, 2017, assuming conversion into Class A shares at the current conversion ratio, FHN’s Visa holdings would have a value of approximately $163 million. Recognition of this value is dependent upon the final resolution of the remainder of Visa’s Covered Litigation matters without further reduction of the conversion ratio.

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

Note 11 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN contributed $165 million to the qualified pension plan in third quarter 2016. The contribution had no effect on FHN’s 2016 Consolidated Statements of Income. FHN did not make any contributions to the qualified pension plan in the first quarter of 2017. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan for the remainder of 2017.

FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5.1 million for 2016. FHN anticipates making benefit payments under the non-qualified plans of $5.0 million in 2017.

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

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$9	$10	$27	$28
Interest cost	7,379	7,882	326	317
Expected return on plan assets	(8,891)	(9,773)	(237)	(229)
Amortization of unrecognized:
Prior service cost/(credit)	13	49	24	43
Actuarial (gain)/loss	2,380	2,068	(142)	(233)

Net periodic benefit cost/(credit)	$890	$236	$(2)	$(74)

Note 12 – Business Segment Information

FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in Tennessee and other selected markets. Regional banking also provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income securities sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, and acquisition-related costs. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments which could change historical segment results. Business segment revenue, expense, asset, and equity levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, to an extent they are subjective. Generally, all assignments and allocations have been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and average assets for each segment for the three months ended March 31:

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
Consolidated
Net interest income	$189,708	$172,074
Provision/(provision credit) for loan losses	(1,000)	3,000
Noninterest income	116,939	134,305
Noninterest expense	222,205	226,927

Income/(loss) before income taxes	85,442	76,452
Provision/(benefit) for income taxes	27,054	24,239

Net income/(loss)	$58,388	$52,213

Average assets	$28,806,106	$26,618,694

Note 12 – Business Segment Information (Continued)

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
Regional Banking
Net interest income	$193,389	$172,312
Provision/(provision credit) for loan losses	3,098	14,767
Noninterest income	58,976	59,276
Noninterest expense	148,065	145,399

Income/(loss) before income taxes	101,202	71,422
Provision/(benefit) for income taxes	36,623	25,407

Net income/(loss)	$64,579	$46,015

Average assets	$17,955,319	$15,945,192

Fixed Income
Net interest income	$1,151	$2,667
Noninterest income	50,822	67,122
Noninterest expense	48,685	58,623

Income/(loss) before income taxes	3,288	11,166
Provision/(benefit) for income taxes	1,024	3,892

Net income/(loss)	$2,264	$7,274

Average assets	$1,875,708	$2,269,678

Corporate
Net interest income/(expense)	$(14,100)	$(14,363)
Noninterest income	5,476	5,723
Noninterest expense	16,880	13,461

Income/(loss) before income taxes	(25,504)	(22,101)
Provision/(benefit) for income taxes	(13,093)	(11,246)

Net income/(loss)	$(12,411)	$(10,855)

Average assets	$7,359,015	$6,362,224

Non-Strategic
Net interest income	$9,268	$11,458
Provision/(provision credit) for loan losses	(4,098)	(11,767)
Noninterest income	1,665	2,184
Noninterest expense	8,575	9,444

Income/(loss) before income taxes	6,456	15,965
Provision/(benefit) for income taxes	2,500	6,186

Net income/(loss)	$3,956	$9,779

Average assets	$1,616,064	$2,041,600

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Variable Interest Entities

ASC 810 defines a VIE as a legal entity where (a) the equity investors, as a group, lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, (b) the equity investors, as a group, lack either, (1) the power through voting rights, or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance, (2) the obligation to absorb the expected losses of the entity, or (3) the right to receive the expected residual returns of the entity, or (c) the entity is structured with non-substantive voting rights. A variable interest is a contractual ownership or other interest that fluctuates with changes in the fair value of the VIE’s net assets exclusive of variable interests. Under ASC 810, as amended, a primary beneficiary is required to consolidate a VIE when it has a variable interest in a VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	32,486	N/A	35,873	N/A
Less: Allowance for loan losses	244	N/A	587	N/A

Total net loans	32,242	N/A	35,286	N/A

Other assets	150	$76,149	283	$74,160

Total assets	$32,392	$76,149	$35,569	$74,160

Liabilities:
Term borrowings	$19,819	N/A	$23,126	N/A
Other liabilities	3	$57,559	3	$54,746

Total liabilities	$19,822	$57,559	$23,129	$54,746

Nonconsolidated Variable Interest Entities

Low Income Housing Partnerships. First Tennessee Housing Corporation (“FTHC”), a wholly-owned subsidiary of FTBNA, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing units that are leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs as FTHC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FTHC could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FTHC’s initial capital contributions and funding commitments.

FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were not significant for the three months ended March 17, 2017 and 2016. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three months ended March 31, 2017, and 2016 for LIHTC investments accounted for under the proportional amortization method.

(Dollars in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$2,278	$2,298
Low income housing tax credits	(2,400)	(2,523)
Other tax benefits related to qualifying LIHTC investments	(919)	(1,110)

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

Proprietary Residential Mortgage Securitizations. FHN holds variable interests (primarily principal-only strips) in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Prior to fourth quarter 2016 these interests included MSR and interest-only strips. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. While it held MSR, FHN was assumed to have the power as servicer to most significantly impact the activities of such VIEs. However, in situations where FHN did not have the ability to participate in significant portions of a securitization trust’s cash flows, FHN was not considered the primary beneficiary of the trust. Therefore, these trusts were not consolidated by FHN.

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

Sale Leaseback Transaction. FTB has entered into an agreement with a single asset leasing entity for the sale and leaseback of an office building. In conjunction with this transaction, FTB loaned funds to a related party of the buyer that were used for the purchase price of the building. FTB also entered into a construction loan agreement with the single asset entity for renovation of the building. Since this transaction did not qualify as a sale, it is being accounted for using the deposit method which creates a net asset or liability for all cash flows between FTB and the buyer. The buyer-lessor in this transaction meets the definition of a VIE as it does not have sufficient equity at risk since FTB is providing the funding for the purchase and renovation. A related party of the buyer-lessor has the power to direct the activities that most significantly impact the operations and could potentially receive benefits or absorb losses that are significant to the transactions, making it the primary beneficiary. Therefore, FTB does not consolidate the leasing entity.

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2017:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$71,114	$14,749	(a)
Other tax credit investments (b) (c)	21,210	—	Other assets
Small issuer trust preferred holdings (d)	332,959	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	49,361	64,812	(e)
Proprietary residential mortgage securitizations	2,330	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,289,239	—	(f)
Commercial loan troubled debt restructurings (g)	35,295	—	Loans, net of unearned income
Sale-leaseback transaction	14,827	—	(h)

(a)	Maximum loss exposure represents $56.4 million of current investments and $14.7 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2017.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $64.8 million classified as Term borrowings.
(f)	Includes $.5 billion classified as Trading securities and $3.8 billion classified as Securities available-for-sale.
(g)	Maximum loss exposure represents $34.5 million of current receivables and $.8 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(h)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2016:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$73,582	$17,398	(a)
Other tax credit investments (b) (c)	21,898	—	Other assets
Small issuer trust preferred holdings (d)	332,985	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	49,361	64,812	(e)
Proprietary residential mortgage securitizations	2,568	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,163,313	—	(f)
Commercial loan troubled debt restructurings (g)	42,696	—	Loans, net of unearned income
Sale-leaseback transaction	11,827	—	(h)

(a)	Maximum loss exposure represents $56.2 million of current investments and $17.4 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2017.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $64.8 million classified as Term borrowings.
(f)	Includes $.4 billion classified as Trading securities and $3.8 billion classified as Securities available-for-sale.
(g)	Maximum loss exposure represents $37.5 million of current receivables and $5.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(h)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Commencing in first quarter 2017, a central clearinghouse revised the treatment of daily margin posted or received from collateral to legal settlements of the related derivative contracts. This change resulted in a reduction in derivative assets and liabilities and corresponding reductions in collateral posted and received as these amounts are now presented net by contract in the Consolidated Condensed Statements of Condition. This change has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2017 and December 31, 2016, respectively, FHN had $41.9 million and $47.8 million of cash receivables and $29.4 million and $32.8 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Trading Activities

FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $42.7 million and $57.6 million for the three months ended March 31, 2017 and 2016, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with fixed income trading activities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,743,855	$34,060	$15,510
Offsetting Upstream Interest Rate Contracts	1,743,855	15,258	31,677
Option Contracts Purchased	60,000	86	—
Forwards and Futures Purchased	3,804,024	11,817	5,230
Forwards and Futures Sold	3,817,997	5,410	13,135

	December 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,697,992	$39,495	$14,996
Offsetting Upstream Interest Rate Contracts	1,697,992	14,996	39,495
Option Contracts Purchased	17,500	63	—
Option Contracts Written	5,000	—	8
Forwards and Futures Purchased	2,916,750	6,257	26,659
Forwards and Futures Sold	3,085,396	27,330	6,615

Interest Rate Risk Management

FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and interest-bearing liabilities have different maturity or repricing characteristics. FHN uses derivatives, primarily swaps, that are designed to moderate the impact on earnings as interest rates change. Interest paid or received for swaps utilized by FHN to hedge the fair value of long term debt is recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers that includes customer derivatives paired with upstream offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in Noninterest expense on the Consolidated Condensed Statements of Income.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $.3 million and $1.6 million in Derivative assets as of March 31, 2017 and December 31, 2016, respectively. There was an insignificant level of ineffectiveness related to this hedge.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $.5 million in Derivative assets as of March 31, 2017 and $7.3 million in Derivative liabilities as of December 31, 2016. There was an insignificant level of ineffectiveness related to this hedge.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts	$1,450,711	$15,401	$15,388
Offsetting Upstream Interest Rate Contracts	1,450,711	14,053	14,277
Debt Hedging
Hedging Instruments:
Interest Rate Swaps	$900,000	$749	N/A
Hedged Items:
Term Borrowings	N/A	N/A	$900,000	(a)

	December 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts	$1,357,920	$17,566	$14,277
Offsetting Upstream Interest Rate Contracts	1,357,920	14,277	18,066
Debt Hedging
Hedging Instruments:
Interest Rate Swaps	$900,000	$1,628	$7,276
Hedged Items:
Term Borrowings	N/A	N/A	$900,000	(a)

(a)	Represents par value of term borrowings being hedged.

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$(3,276)	$12,559
Offsetting Upstream Interest Rate Contracts (a)	3,276	(12,559)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (a)	$(2,800)	$17,037
Hedged Items:
Term Borrowings (a) (b)	2,733	(16,745)

(a)	Gains/losses included in the All other expense section of the Consolidated Condensed Statements of Income.
(b)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

In first quarter 2016, FHN entered into a pay floating, receive fixed interest rate swap in a hedging strategy to manage its exposure to the variability in cash flows related to the interest payments for the following five years on $250 million principal of debt instruments, which primarily consist of held-to-maturity trust preferred loans that have variable interest payments based on 3-month LIBOR. In first quarter 2017, FHN initiated cash flow hedges of $650 million notional amount that have durations between three and seven years. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments based on 1-month LIBOR. These qualify for hedge accounting as cash flow hedges under ASC 815-20. Changes in the fair value of these derivatives are recorded as a component of AOCI, to the extent that the hedging relationships are effective. Amounts are reclassified from AOCI to earnings as the hedged cash flows affect earnings. FTB measures the ineffectiveness using the Hypothetical Derivative Method. AOCI is adjusted to an amount that reflects the lesser of either the cumulative change in fair value of the swaps or the cumulative change in the fair value of the hypothetical derivative instruments. To the extent that any ineffectiveness exists in the hedge relationships, the amounts are recorded in current period earnings. Interest paid or received for these swaps is recognized as an adjustment to interest income of the assets whose cash flows are being hedged.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$900,000	$1,286	N/A
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	$900,000	N/A

	December 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$250,000	N/A	$2,045
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	$250,000	N/A

The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps (a) (b)	$(3,101)	$5,618
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	N/A

(a)	Amount represents the pre-tax gains/(losses) included within AOCI.
(b)	Includes approximately $1.5 million of losses expected to be reclassified into earnings in the next twelve months.

FHN hedges held-to-maturity trust preferred loans which have an initial fixed rate term before conversion to a floating rate. FHN has entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with this initial term. Interest paid or received for these swaps is recognized as an adjustment of the interest income of the assets whose risk is being hedged. Basis adjustments remaining at the end of the hedge term are being amortized as an adjustment to interest income over the remaining life of the loans. Gains or losses are included in Other income and commissions on the Consolidated Condensed Statements of Income. These hedges expire in third quarter 2017.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Notional	Assets		Liabilities
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$134
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A

	December 31, 2016
(Dollars in thousands)	Notional	Assets		Liabilities
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$208
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.

The following table summarizes gains/(losses) on FHN’s derivatives associated with held-to-maturity trust preferred loans for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$74	$43
Hedged Items:
Trust Preferred Loans (a)	$(74)	$(42)

(a)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2017 and December 31, 2016, the derivative liabilities associated with the sales of Visa Class B shares were $6.0 million and $6.2 million, respectively. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2017 and December 31, 2016, these loans were valued at $1.9 million and $3.8 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.

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

Interest rate derivatives are subject to agreements consistent with standard agreement forms of the International Swap and Derivatives Association (“ISDA”). Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a counterparty with access to a clearinghouse occurs and margin is posted. Cash margin received (posted) that is considered settlements for the derivative contracts is included in the respective derivative asset (liability) value. Cash margin that is considered collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s Consolidated Condensed Statements of Condition.

Note 14 – Derivatives (Continued)

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $31.3 million of assets and $44.1 million of liabilities on March 31, 2017, and $35.9 million of assets and $49.0 million of liabilities on December 31, 2016. As of March 31, 2017 and December 31, 2016, FHN had received collateral of $121.2 million and $137.6 million and posted collateral of $33.0 million and $39.3 million, respectively, in the normal course of business related to these agreements.

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $30.7 million of assets and $19.2 million of liabilities on March 31, 2017, and $35.9 million of assets and $19.6 million of liabilities on December 31, 2016. As of March 31, 2017 and December 31, 2016, FHN had received collateral of $120.6 million and $137.5 million and posted collateral of $10.0 million and $12.9 million, respectively, in the normal course of business related to these contracts.

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

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of March 31, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
March 31, 2017 (b)	$80,807	$—	$80,807	$(18,674)	$(46,189)	$15,944
December 31, 2016 (b)	87,962	—	87,962	(25,953)	(52,888)	9,121

(a)	Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of March 31, 2017 and December 31, 2016, $17.3 million and $33.7 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	Amounts are comprised entirely of interest rate derivative contracts.

Note 14 – Derivatives (Continued)

The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of March 31, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2017 (b)	$76,986	$—	$76,986	$(18,674)	$(55,378)	$2,934
December 31, 2016 (b)	96,363	—	96,363	(25,953)	(60,746)	9,664

(a)	Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of March 31, 2017 and December 31, 2016, $24.4 million and $39.5 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	Amounts are comprised entirely of interest rate derivative contracts.

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions

For repurchase, reverse repurchase and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (Securities purchased under agreements to resell and Securities sold under agreements to repurchase), transactions are collateralized by securities which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (Securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Condensed Statements of Condition. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.

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

The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of March 31, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
March 31, 2017	$835,222	$—	$835,222	$(150)	$(828,596)	$6,476
December 31, 2016	613,682	—	613,682	(1,628)	(603,813)	8,241

The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of March 31, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities Collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2017	$406,354	$—	$406,354	$(150)	$(406,185)	$19
December 31, 2016	453,053	—	453,053	(1,628)	(451,414)	11

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$19,344	$—	$19,344
Government agency issued MBS	345,156	—	345,156
Government agency issued CMO	29,383	12,471	41,854

Total Securities sold under agreements to repurchase	$393,883	$12,471	$406,354

	December 31, 2016
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$14,864	$—	$14,864
Government agency issued MBS	421,771	—	421,771
Government agency issued CMO	—	16,418	16,418

Total Securities sold under agreements to repurchase	$436,635	$16,418	$453,053

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$107,264	$—	$107,264
Government agency issued MBS	—	323,058	—	323,058
Government agency issued CMO	—	213,949	—	213,949
Other U.S. government agencies	—	88,613	—	88,613
States and municipalities	—	83,872	—	83,872
Corporate and other debt	—	346,743	5	346,748
Equity, mutual funds, and other	—	1,476	—	1,476

Total trading securities—fixed income	—	1,164,975	5	1,164,980

Trading securities—mortgage banking	—	—	2,330	2,330
Loans held-for-sale	—	1,224	21,221	22,445
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,159,922	—	2,159,922
Government agency issued CMO	—	1,592,311	—	1,592,311
Equity, mutual funds, and other	25,221	—	—	25,221

Total securities available-for-sale	25,221	3,752,333	—	3,777,554

Other assets:
Deferred compensation assets	34,109	—	—	34,109
Derivatives, forwards and futures	17,227	—	—	17,227
Derivatives, interest rate contracts	—	80,893	—	80,893

Total other assets	51,336	80,893	—	132,229

Total assets	$76,557	$4,999,425	$23,556	$5,099,538

Trading liabilities—fixed income:
U.S. treasuries	$—	$657,059	$—	$657,059
States and municipalities	—	11,048	—	11,048
Corporate and other debt	—	180,083	—	180,083

Total trading liabilities—fixed income	—	848,190	—	848,190

Other liabilities:
Derivatives, forwards and futures	18,365	—	—	18,365
Derivatives, interest rate contracts	—	76,986	—	76,986
Derivatives, other	—	46	5,950	5,996

Total other liabilities	18,365	77,032	5,950	101,347

Total liabilities	$18,365	$925,222	$5,950	$949,537

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$146,988	$—	$146,988
Government agency issued MBS	—	256,611	—	256,611
Government agency issued CMO	—	150,058	—	150,058
Other U.S. government agencies	—	52,314	—	52,314
States and municipalities	—	60,351	—	60,351
Corporate and other debt	—	227,934	5	227,939
Equity, mutual funds, and other	—	242	—	242

Total trading securities—fixed income	—	894,498	5	894,503

Trading securities—mortgage banking	—	—	2,568	2,568
Loans held-for-sale	—	2,345	21,924	24,269
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,208,687	—	2,208,687
Government agency issued CMO	—	1,547,958	—	1,547,958
Equity, mutual funds, and other	25,249	—	—	25,249

Total securities available-for-sale	25,249	3,756,745	—	3,781,994

Other assets:
Mortgage servicing rights	—	—	985	985
Deferred compensation assets	32,840	—	—	32,840
Derivatives, forwards and futures	33,587	—	—	33,587
Derivatives, interest rate contracts	—	88,025	—	88,025
Derivatives, other	—	42	—	42

Total other assets	66,427	88,067	985	155,479

Total assets	$91,676	$4,741,655	$25,482	$4,858,813

Trading liabilities—fixed income:
U.S. treasuries	$—	$381,229	$—	$381,229
Other U.S. government agencies	—	844	—	844
Corporate and other debt	—	179,775	—	179,775

Total trading liabilities—fixed income	—	561,848	—	561,848

Other liabilities:
Derivatives, forwards and futures	33,274	—	—	33,274
Derivatives, interest rate contracts	—	96,371	—	96,371
Derivatives, other	—	7	6,245	6,252

Total other liabilities	33,274	96,378	6,245	135,897

Total liabilities	$33,274	$658,226	$6,245	$697,745

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2017 and 2016, on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Trading securities		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2017	$2,573		$21,924		$(6,245)
Total net gains/(losses) included in:
Net income	17		922		(1)
Purchases	—		32		—
Settlements	(255)		(1,574)		296
Net transfers into/(out of) Level 3	—		(83	)(b)	—

Balance on March 31, 2017	$2,335		$21,221		$(5,950)

Net unrealized gains/(losses) included in net income	$(27	)(a)	$922	(a)	$(1	)(c)

	Three Months Ended March 31, 2016
(Dollars in thousands)	Trading securities		Loans held- for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on January 1, 2016	$4,377		$27,418		$1,500	$1,841	$(4,810)
Total net gains/(losses) included in:
Net income	147		342		—	—	(109)
Purchases	—		148		—	—	—
Settlements	(1,467)		(1,365)		—	(116)	299
Net transfers into/(out of) Level 3	—		(256	)(b)	—	—	—

Balance on March 31, 2016	$3,057		$26,287		$1,500	$1,725	$(4,620)

Net unrealized gains/(losses) included in net income	$(115	)(a)	$342	(a)	$—	$—	$(109	)(c)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into real estate acquired by foreclosure (level 3 nonrecurring).
(c)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at March 31, 2017, and December 31, 2016, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs	$—	$3,476	$—	$3,476
Loans held-for-sale—first mortgages	—	—	606	606
Loans, net of unearned income (a)	—	—	30,838	30,838
Real estate acquired by foreclosure (b)	—	—	10,259	10,259
Other assets (c)	—	—	28,667	28,667

	Carrying value at December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs	$—	$4,286	$—	$4,286
Loans held-for-sale—first mortgages	—	—	638	638
Loans, net of unearned income (a)	—	—	31,070	31,070
Real estate acquired by foreclosure (b)	—	—	11,235	11,235
Other assets (c)	—	—	29,609	29,609

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

For assets measured on a nonrecurring basis which were still held on the consolidated balance sheet at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2017 and 2016:

	Net gains/(losses)
	Three months ended March 31,
(Dollars in thousands)	2017	2016
Loans held-for-sale—SBAs	$(33)	$—
Loans held-for-sale—first mortgages	3	5
Loans, net of unearned income (a)	484	(4,672)
Real estate acquired by foreclosure (b)	(445)	(536)
Other assets (c)	(942)	(706)

	$(933)	$(5,909)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of March 31, 2017 and December 31, 2016:

(Dollars in Thousands)
Level 3 Class	Fair Value at March 31, 2017	Valuation Techniques	Unobservable Input	Values Utilized
Loans held-for-sale - residential real estate	21,827	Discounted cash flow	Prepayment speeds - First mortgage	2% - 12%
			Prepayment speeds - HELOC	3% - 15%
			Foreclosure losses	50% - 70%
			Loss severity trends - First mortgage	5% - 50% of UPB
			Loss severity trends - HELOC	15% - 100% of UPB
Derivative liabilities, other	5,950	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	21 - 51 months
Loans, net of unearned income (a)	30,838	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	10,259	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	28,667	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Input	Values Utilized
Loans held-for-sale - residential real estate	22,562	Discounted cash flow	Prepayment speeds - First mortgage	2% - 13%
			Prepayment speeds - HELOC	3% - 15%
			Foreclosure Losses	50% - 70%
			Loss severity trends - First mortgage	5% - 50% of UPB
			Loss severity trends - HELOC	15% - 100% of UPB
Derivative liabilities, other	6,245	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	24 - 54 months
Loans, net of unearned income (a)	31,070	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	11,235	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	29,609	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Loans, net of unearned income and Real estate acquired by foreclosure. Collateral-dependent loans and Real estate acquired by foreclosure are primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Multiple appraisal firms are utilized to ensure that estimated values are consistent between firms. This process occurs within FHN’s Credit Risk Management (commercial) and Default Servicing functions (primarily consumer). The Credit Risk Management Committee reviews dispositions and additions of foreclosed assets annually. Back testing is performed during the year through comparison to ultimate disposition values. Other collateral (receivables, inventory, equipment, etc.) is valued through borrowing base certificates, financial statements and/or auction valuations. These valuations are discounted based on the quality of reporting, knowledge of the marketability/collectability of the collateral and historical disposition rates.

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

Fair Value Option

FHN has elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes under the Financial Instruments Topic (“ASC 825”). FHN determined that the election reduces certain timing differences and better matches changes in the value of such loans with changes in the value of derivatives and forward delivery commitments used as economic hedges for these assets at the time of election.

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

	March 31, 2017
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$22,444	$32,427	$(9,983)
Nonaccrual loans	6,689	12,305	(5,616)
Loans 90 days or more past due and still accruing	120	158	(38)

	December 31, 2016
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$24,269	$35,262	$(10,993)
Nonaccrual loans	6,775	12,910	(6,135)
Loans 90 days or more past due and still accruing	211	331	(120)

Note 16 – Fair Value of Assets & Liabilities (Continued)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$922	$342

For the three months ended March 31, 2017, and 2016, the amounts for residential real estate loans held-for-sale include gains of $.2 million and $.1 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

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

Trading securities also include retained interests in prior securitizations that qualify as financial assets, which include primarily principal-only strips. FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of principal-only strips.

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

Investments in the stock of the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Condensed Statements of Condition which is considered to approximate fair value. Short-term investments in mutual funds are measured at the funds’ reported closing net asset values. Investments in equity securities are valued using quoted market prices when available. Cost method investments are valued at historical cost less any recorded impairment due to the illiquid nature of these investments.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Loans held-for-sale. Residential real estate loans held-for-sale are valued using current transaction prices and/or values on similar assets when available, including committed bids for specific loans or loan portfolios. Uncommitted bids may be adjusted based on other available market information. For all other loans FHN determines the fair value of residential real estate loans held-for-sale using a discounted cash flow model which incorporates both observable and unobservable inputs. Inputs include current mortgage rates for similar products, estimated prepayment rates, foreclosure losses, and various loan performance measures (delinquency, LTV, credit score). Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure. The valuation of HELOCs also incorporates estimated cancellation rates for loans expected to become delinquent.

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

Valuations of other derivatives (primarily interest rate related swaps) are based on inputs observed in active markets for similar instruments. Typical inputs include the LIBOR curve, Overnight Indexed Swap (“OIS”) curve, option volatility, and option skew. In measuring the fair value of these derivative assets and liabilities, FHN has elected to consider credit risk based on the net exposure to individual counterparties. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. For derivative contracts with daily cash margin requirements that are considered settlements, the daily margin amount is netted within derivative assets or liabilities. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as customer loan grades and debt

Note 16 – Fair Value of Assets & Liabilities (Continued)

ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value. The determination of fair value for FHN’s derivative liabilities associated with its prior sales of Visa Class B shares are classified within Level 3 in the fair value measurements disclosure as previously discussed in the unobservable inputs discussion.

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

Defined maturity deposits. The fair value of these deposits is estimated by discounting future cash flows to their present value. Future cash flows are discounted by using the current market rates of similar instruments applicable to the remaining maturity. For disclosure purposes, defined maturity deposits include all time deposits.

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of March 31, 2017 and December 31, 2016, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of March 31, 2017:

	March 31, 2017
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$11,610,889	$—	$—	$11,520,970	$11,520,970
Commercial real estate	2,142,423	—	—	2,112,591	2,112,591
Consumer:
Consumer real estate	4,407,131	—	—	4,325,035	4,325,035
Permanent mortgage	393,342	—	—	393,859	393,859
Credit card & other	334,321	—	—	334,868	334,868

Total loans, net of unearned income and allowance for loan losses	18,888,106	—	—	18,687,323	18,687,323
Short-term financial assets:
Interest-bearing cash	2,106,597	2,106,597	—	—	2,106,597
Federal funds sold	31,495	—	31,495	—	31,495
Securities purchased under agreements to resell	835,222	—	835,222	—	835,222

Total short-term financial assets	2,973,314	2,106,597	866,717	—	2,973,314
Trading securities (a)	1,167,310	—	1,164,975	2,335	1,167,310
Loans held-for-sale	105,456	—	4,700	100,756	105,456
Securities available-for-sale (a) (b)	3,939,278	25,221	3,752,333	161,724	3,939,278
Securities held-to-maturity	14,354	—	—	14,803	14,803
Derivative assets (a)	98,120	17,227	80,893	—	98,120
Other assets:
Tax credit investments	96,824	—	—	94,884	94,884
Deferred compensation assets	34,109	34,109	—	—	34,109

Total other assets	130,933	34,109	—	94,884	128,993
Nonearning assets:
Cash & due from banks	369,290	369,290	—	—	369,290
Fixed income receivables	168,315	—	168,315	—	168,315
Accrued interest receivable	61,832	—	61,832	—	61,832

Total nonearning assets	599,437	369,290	230,147	—	599,437

Total assets	$27,916,308	$2,552,444	$6,099,765	$19,061,825	$27,714,034

Liabilities:
Deposits:
Defined maturity	$1,385,818	$—	$1,391,170	$—	$1,391,170
Undefined maturity	22,094,023	—	22,094,023	—	22,094,023

Total deposits	23,479,841	—	23,485,193	—	23,485,193
Trading liabilities (a)	848,190	—	848,190	—	848,190
Short-term financial liabilities:
Federal funds purchased	504,805	—	504,805	—	504,805
Securities sold under agreements to repurchase	406,354	—	406,354	—	406,354
Other short-term borrowings	79,454	—	79,454	—	79,454

Total short-term financial liabilities	990,613	—	990,613	—	990,613
Term borrowings:
Real estate investment trust-preferred	46,049	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	17,934	17,934
Borrowings secured by residential real estate	19,819	—	—	18,828	18,828
Other long term borrowings	951,168	—	967,792	—	967,792

Total term borrowings	1,035,036	—	967,792	86,112	1,053,904
Derivative liabilities (a)	101,347	18,365	77,032	5,950	101,347
Other noninterest-bearing liabilities:
Fixed income payables	21,116	—	21,116	—	21,116
Accrued interest payable	17,696	—	17,696	—	17,696

Total other noninterest-bearing liabilities	38,812	—	38,812	—	38,812

Total liabilities	$26,493,839	$18,365	$26,407,632	$92,062	$26,518,059

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Statements of Condition as of December 31, 2016:

	December 31, 2016
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$12,058,689	$—	$—	$11,918,374	$11,918,374
Commercial real estate	2,101,671	—	—	2,078,306	2,078,306
Consumer:
Consumer real estate	4,473,395	—	—	4,385,669	4,385,669
Permanent mortgage	406,836	—	—	404,930	404,930
Credit card & other	346,861	—	—	347,577	347,577

Total loans, net of unearned income and allowance for loan losses	19,387,452	—	—	19,134,856	19,134,856
Short-term financial assets:
Interest-bearing cash	1,060,034	1,060,034	—	—	1,060,034
Federal funds sold	50,838	—	50,838	—	50,838
Securities purchased under agreements to resell	613,682	—	613,682	—	613,682

Total short-term financial assets	1,724,554	1,060,034	664,520	—	1,724,554
Trading securities (a)	897,071	—	894,498	2,573	897,071
Loans held-for-sale	111,248	—	6,631	104,617	111,248
Securities available-for-sale (a) (b)	3,943,499	25,249	3,756,745	161,505	3,943,499
Securities held-to-maturity	14,347	—	—	14,773	14,773
Derivative assets (a)	121,654	33,587	88,067	—	121,654
Other assets:
Tax credit investments	100,105	—	—	98,400	98,400
Deferred compensation assets	32,840	32,840	—	—	32,840

Total other assets	132,945	32,840	—	98,400	131,240
Nonearning assets:
Cash & due from banks	373,274	373,274	—	—	373,274
Fixed income receivables	57,411	—	57,411	—	57,411
Accrued interest receivable	62,887	—	62,887	—	62,887

Total nonearning assets	493,572	373,274	120,298	—	493,572

Total assets	$26,826,342	$1,524,984	$5,530,759	$19,516,724	$26,572,467

Liabilities:
Deposits:
Defined maturity	$1,355,133	$—	$1,361,104	$—	$1,361,104
Undefined maturity	21,317,230	—	21,317,230	—	21,317,230

Total deposits	22,672,363	—	22,678,334	—	22,678,334
Trading liabilities (a)	561,848	—	561,848	—	561,848
Short-term financial liabilities:
Federal funds purchased	414,207	—	414,207	—	414,207
Securities sold under agreements to repurchase	453,053	—	453,053	—	453,053
Other short-term borrowings	83,177	—	83,177	—	83,177

Total short-term financial liabilities	950,437	—	950,437	—	950,437
Term borrowings:
Real estate investment trust-preferred	46,032	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	17,918	17,918
Borrowings secured by residential real estate	23,126	—	—	21,969	21,969
Other long term borrowings	953,498	—	965,066	—	965,066

Total term borrowings	1,040,656	—	965,066	89,237	1,054,303
Derivative liabilities (a)	135,897	33,274	96,378	6,245	135,897
Other noninterest-bearing liabilities:
Fixed income payables	21,002	—	21,002	—	21,002
Accrued interest payable	10,336	—	10,336	—	10,336

Total other noninterest-bearing liabilities	31,338	—	31,338	—	31,338

Total liabilities	$25,392,539	$33,274	$25,283,401	$95,482	$25,412,157

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2017 and December 31, 2016:

	Contractual Amount		Fair Value
(Dollars in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Unfunded Commitments:
Loan commitments	$9,430,508	$8,744,649	$2,612	$2,924
Standby and other commitments	273,029	277,549	4,230	4,037

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of March 31, 2017, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

FHN’s two major brands—First Tennessee and FTN Financial—provide customers with a broad range of products and services. First Tennessee provides consumer and commercial banking services throughout Tennessee and other selected markets and is the largest bank headquartered in the state of Tennessee. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.

FHN is composed of the following operating segments:

•	Regional banking offers financial products and services including traditional lending and deposit-taking to consumer and commercial customers in Tennessee and other selected markets. Regional banking provides investments, financial planning, trust services and asset management, along with credit card and cash management services. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking-related services to other financial institutions nationally.

•	Fixed income provides financial services for depository and non-depository institutions through the sale and distribution of fixed income securities, loan sales, portfolio advisory services, and derivative sales.

•	Corporate consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance (“BOLI”), unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, and acquisition-related costs.

•	Non-strategic includes exited businesses and wind-down national consumer lending activities, other discontinued products, and loan portfolios and service lines.

On May 4, 2017, FHN and Capital Bank Financial Corp. (“Capital Bank”) announced that they had entered into an agreement and plan of merger under which FHN will acquire Capital Bank, which is headquartered in Charlotte, North Carolina. Capital Bank reported approximately $10 billion of assets at March 31, 2017. The transaction is expected to close in fourth quarter 2017, subject to regulatory approvals, approval by shareholders of FHN and of Capital Bank, and other customary conditions.

On April 3, 2017, FTN Financial acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $130 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products, combined with FTN Financial’s existing SBA trading activities, have established an additional major product sector for FTN Financial.

On September 16, 2016, FTBNA acquired $537.4 million of UPB in restaurant franchise loans from GE Capital. The acquired loans were combined with existing FTBNA relationships to establish a franchise finance specialty banking business.

Refer to Note 2 – Acquisitions and Divestitures in this report and in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying audited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2016 financial statements, notes, and MD&A is provided in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The non-GAAP measure presented in this filing is return on average tangible common equity (“ROTCE”). Refer to table 23 for a reconciliation of the non-GAAP to GAAP measure and presentation of the most comparable GAAP item.

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

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general and local economic and business conditions, including economic recession or depression; the stability or volatility of values and activity in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims alleging mortgage servicing failures, individually, on a class basis, or as master servicer of securitized loans; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, competitor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means affecting FHN directly or affecting its customers, business counterparties or competitors; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Fed”), the Federal Deposit Insurance Corporation (“FDIC”), the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of the Treasury (“U.S. Treasury”), the Municipal Securities Rulemaking Board (“MSRB”), the Consumer Financial Protection Bureau (“CFPB”), the Financial Stability Oversight Council (“Council”), the Public Company Accounting Oversight Board (“PCAOB”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; current or future Executive orders; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March 31, 2017, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

For first quarter 2017, FHN reported net income available to common shareholders of $54.0 million, or $.23 per diluted share, compared to net income available to common shareholders of $47.8 million, or $.20 per diluted share, in first quarter 2016. Results improved in first quarter 2017 relative to the prior year due to an increase in net interest income (“NII”) and a decline in expenses but was somewhat muted by lower noninterest income.

Total revenue was $306.6 million in first quarter 2017 compared to $306.4 million in first quarter 2016 as an increase in NII was largely offset by lower fixed income product revenue.

Noninterest expense was $222.2 million in first quarter 2017, down 2 percent from $226.9 million in first quarter 2016. The decline in expenses was due in large part to higher expenses in the prior year resulting from a $3.7 million impairment charge recognized in first quarter 2016 associated with efforts to more efficiently utilize bank branch locations and lower personnel-related expenses in first quarter 2017 compared to a year ago.

On a consolidated basis, credit quality remained strong in first quarter 2017, with non-performing loans, net charge-offs, delinquencies, and the allowance for loan losses all decreasing relative to the prior year. The provision for loan losses was a provision credit of $1.0 million in first quarter 2017 compared to provision expense of $3.0 million in first quarter 2016.

Return on average common equity (“ROE”) and ROTCE improved in first quarter 2017 to 9.40 percent and 10.33 percent, respectively from 8.53 percent and 9.44 percent, respectively in first quarter 2016. Return on average assets (“ROA”) was .82 percent in first quarter 2017 compared to .79 percent in first quarter 2016. Common equity tier 1, Tier 1, Total capital, and Leverage ratios were 10.20 percent, 11.35 percent, 12.39 percent, and 9.31 percent, respectively, in first quarter 2017 compared to 10.33 percent, 11.56 percent, 12.73 percent and 9.40 percent, respectively, in first quarter 2016. Average assets increased 8 percent to $28.8 billion in first quarter 2017 from $26.6 billion in first quarter 2016. Average loans increased 9 percent to $18.8 billion and average deposits increased 14 percent to $22.8 billion for the three months ended March 31, 2017 relative to the prior year. Average Shareholders’ equity increased to $2.7 billion in first quarter 2017 from $2.6 billion in first quarter 2016.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment increased 42 percent to $101.2 million in first quarter 2017 from $71.4 million in first quarter 2016. The increase in pre-tax income was primarily driven by higher net interest income coupled with lower loan loss provisioning.

Total revenue increased 9 percent, or $20.8 million, to $252.4 million in first quarter 2017, from $231.6 million in first quarter 2016, driven by an increase in NII. The increase in NII was largely due to higher average balances of commercial loans and a higher earnings credit on deposits. Noninterest income was $59.0 million and $59.3 million in first quarter 2017 and 2016, respectively. The decrease in noninterest income was primarily driven by a decline in fees from deposit transactions and cash management, but was partially offset by an increase in brokerage, management fees, and commission income from the Bank’s wealth management group. The decrease in fees from deposit transactions and cash management was primarily due to lower non-sufficient funds (“NSF”)/overdraft fees in first quarter 2017 driven by changes in consumer behavior and a modification of billing practices. The increase in brokerage, management fees, and commission income was primarily driven by increases in advisory and annuity income as a result of higher transaction volume and favorable market conditions.

Provision expense was $3.1 million in first quarter 2017 compared to $14.8 million in first quarter 2016. The net decrease in provision in first quarter 2017 compared to the prior year reflects continued strong performance in both the commercial and consumer portfolios relative to a year ago and historically low net charge-offs which continued to drive lower loss rates. First quarter 2017 net charge-offs were $1.2 million compared to $9.3 million a year ago.

Noninterest expense was $148.1 million and $145.4 million in first quarter 2017 and 2016, respectively. The increase in noninterest expense was primarily due to an increase in personnel-related expenses in first quarter 2017 relative to first quarter 2016, and to a lesser extent, increases in operations services and FDIC premium expenses. These increases were somewhat offset by $3.7 million of fixed asset impairment charges recognized in the prior year associated with efforts to more efficiently utilize bank branch locations and a recovery from a vendor recognized in first quarter 2017 related to a previous overbilling. The increase in personnel expense was largely driven by expenses associated with strategic hires in expansion markets and specialty areas, as well as higher incentive expense associated with loan/deposit growth and retention initiatives. The increase in operations services expense was primarily related to an increase in third party fees associated with FHN’s online digital banking platform and the increase in FDIC premium expense was due in large part to balance sheet growth.

Fixed Income

Pre-tax income in the fixed income segment was $3.3 million in first quarter 2017 compared to $11.2 million in first quarter 2016. NII decreased $1.5 million from $2.7 million in first quarter 2016 to $1.2 million in first quarter 2017. The decline in NII was due to lower net inventory positions driven by reduced customer activity. Fixed income product revenue decreased 26 percent to $42.7 million in first quarter 2017 from $57.6 million in first quarter 2016, as average daily revenue (“ADR”) declined to $689 thousand in first quarter 2017 from $944 thousand in first quarter 2016 reflecting lower activity due to rate increases and relatively low levels of market volatility. Other product revenue decreased $1.4 million from $9.5 million in first quarter 2016 to $8.1 million in first quarter 2017, primarily driven by lower fees from portfolio advisory services and loan and derivative sales. Noninterest expense decreased 17 percent, or $9.9 million, to $48.7 million in first quarter 2017 from $58.6 million in first quarter 2016. The expense decline during first quarter 2017 was primarily the result of lower variable compensation associated with the decrease in fixed income product revenue in first quarter 2017, somewhat offset by an increase in legal fees.

Corporate

The pre-tax loss for the corporate segment was $25.5 million in first quarter 2017 compared to $22.1 million in first quarter 2016. Net interest expense was $14.1 million and $14.4 million, respectively in first quarter 2017 and 2016. Noninterest income (including securities gain/losses) was $5.5 million in first quarter 2017, down from $5.7 million in first quarter 2016. The decrease in noninterest income was the result of a $1.7 million gain from an exchange of approximately $294 million of available-for-sale (“AFS”) debt securities recognized in 2016, the impact of which was somewhat offset by an increase in deferred compensation income in first quarter 2017 compared to the prior year. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. Noninterest expense increased to $16.9 million in first quarter 2017 from $13.5 million in first quarter 2016, due in part to higher deferred compensation expense and a loss related to cash flow derivatives.

Non-Strategic

The non-strategic segment had pre-tax income of $6.5 million in first quarter 2017 compared to $16.0 million in first quarter 2016. The decline in results was driven by a lower loan loss provision credit in first quarter 2017 relative to the prior year, coupled with a decline in revenues. Total revenue was $10.9 million in first quarter 2017 down from $13.6 million in first quarter 2016. NII declined 19 percent to $9.3 million in first quarter 2017, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) decreased to $1.7 million in first quarter 2017 from $2.2 million in first quarter 2016.

The provision for loan losses within the non-strategic segment was a provision credit of $4.1 million in first quarter 2017 compared to a provision credit of $11.8 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances as reserves declined by $2.0 million from December 31, 2016, to $46.0 million as of March 31, 2017. Losses remain historically low as the non-strategic segment had net recoveries of $2.1 million in first quarter 2017 versus net recoveries of $.1 million a year ago.

Noninterest expense was $8.6 million in first quarter 2017 compared to $9.4 million in first quarter 2016. Generally, most expense categories declined given the continued wind-down of the legacy businesses.

INCOME STATEMENT REVIEW

Total consolidated revenue was $306.6 million in first quarter 2017 compared to $306.4 million in first quarter 2016, as an increase in NII was partially offset by a decrease in fixed income product revenue. Total expenses decreased 2 percent to $222.2 million in first quarter 2017 from $226.9 million in first quarter 2016. The expense decrease was largely the result of a $3.7 million impairment charge recognized in first quarter 2016 associated with efforts to more efficiently utilize bank branch locations and lower personnel-related expenses in first quarter 2017 relative to the prior year.

NET INTEREST INCOME

Net interest income increased 10 percent, or $17.6 million, to $189.7 million in first quarter 2017 from $172.1 million in first quarter 2016. The increase in NII was primarily the result of loan growth within Regional Banking and the favorable impact of higher interest rates on loans. To a lesser extent, lower long-term funding costs due to lower average balances of debt and an increase in loan fees relative to first quarter 2016 also positively impacted NII. These increases were partially offset by the continued run-off the non-strategic loan portfolios, the negative impact of fewer days in the quarter relative to first quarter 2016, a decrease in interest income associated with payments received on non-performing loans recognized on a cash basis, and lower average balances of trading securities. Average earning assets were $26.6 billion in first quarter 2017 compared to $24.4 billion in first quarter 2016. The 9 percent increase in average earning assets in first quarter 2017 was primarily driven by loan growth within the regional bank and higher average balances of excess cash held at the Federal Reserve (“Fed”). These increases were somewhat offset by continued run-off of the non-strategic loan portfolios, a decline in average fixed income trading securities and a decrease in securities purchased under agreements to resell.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin improved to 2.92 percent in first quarter 2017 from 2.88 percent in first quarter 2016. The net interest spread was 2.77 percent in first quarter 2017, up 3 basis points from 2.74 percent in first quarter 2016. The favorable impact of higher interest rates on loans, lower average balances of trading securities, and lower long-term funding costs all contributed to the increase in NIM, but were somewhat offset by an increase in average excess cash held at the Fed.

Table 1—Net Interest Margin

	Three Months Ended March 31
	2017	2016
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.86%	3.58%
Consumer loans	4.13	4.07

Total loans, net of unearned income	3.94	3.73

Loans held-for-sale	4.64	4.13
Investment securities:
U.S. treasuries	0.98	0.98
U.S. government agencies	2.59	2.46
States and municipalities (a)	9.33	6.70
Corporate bonds	5.25	5.25
Other	3.03	2.59

Total investment securities	2.63	2.48

Trading securities	2.84	2.87
Other earning assets:
Federal funds sold	1.28	1.26
Securities purchased under agreements to resell	0.35	0.11
Interest bearing cash	0.81	0.50

Total other earning assets	0.70	0.34

Interest income / total earning assets	3.37%	3.23%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.39%	0.21%
Other interest-bearing deposits	0.29	0.18
Time deposits	0.82	0.73

Total interest-bearing deposits	0.39	0.25
Federal funds purchased	0.77	0.51
Securities sold under agreements to repurchase	0.09	0.05
Fixed income trading liabilities	2.39	2.14
Other short-term borrowings	1.24	0.97
Term borrowings	2.98	2.32

Interest expense / total interest-bearing liabilities	0.60	0.49

Net interest spread	2.77%	2.74%
Effect of interest-free sources used to fund earning assets	0.15	0.14

Net interest margin (b)	2.92%	2.88%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	2017 increase driven by the maturity of a lower-yielding municipal bond.
(b)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is primarily impacted by balance sheet factors such as interest-bearing cash levels, deposit balances, trading inventory levels, commercial loan volume, as well as loan fees, cash basis income, and changes in short-term interest rates. FHN’s balance sheet is positioned to benefit primarily from a rise in short-term interest rates. For 2017, an increase in NIM will depend on the levels of interest-bearing cash (higher balances typically compress margin), extent of Fed interest rate increases, commercial loan balances, particularly in specialty loan portfolios, as well as levels of trading inventory balances (higher balances also typically compress margin).

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was a credit of $1.0 million in first quarter 2017 compared to a provision expense of $3.0 million in first quarter 2016. During first quarter 2017, FHN experienced continued overall improvement in the loan portfolio as evidenced by the consolidated net recovery of $.9 million. The ALLL decreased $.1 million from year-end to $202.0 million as of March 31, 2017. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to Asset Quality—Trend Analysis of First Quarter 2017 in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains/(losses)) was $116.9 million in first quarter 2017 compared to $134.3 million in first quarter 2016. In first quarter 2017 noninterest income was 38 percent of total revenue compared to 44 percent of total revenues in first quarter 2016. The decrease in noninterest income in first quarter 2017 relative to a year ago was primarily driven by lower fixed income product revenue.

Fixed Income Noninterest Income

Fixed income noninterest income was $50.7 million in first quarter 2017, down 24 percent from $67.0 million in first quarter 2016, reflecting lower activity due to rate increases and relatively low levels of market volatility. Revenue from other products decreased 15 percent to $8.0 million in first quarter 2017 from $9.4 million in first quarter 2016, largely driven by lower fees from portfolio advisory services and loan and derivative sales. The following table summarizes FHN’s fixed income noninterest income for the three months ended March 31, 2017 and 2016.

Table 2—Fixed Income Noninterest Income

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2017	2016
Noninterest income:
Fixed income	$42,727	$57,583	(26)%
Other product revenue	7,951	9,394	(15)%

Total fixed income noninterest income	$50,678	$66,977	(24)%

Deposit Transactions and Cash Management

Fees from deposit transactions and cash management activities were $24.6 million in first quarter 2017, down $2.3 million from $26.8 million in first quarter 2016. The decrease was primarily the result of lower NSF/overdraft fees in first quarter 2017 driven by changes in consumer behavior and a modification of billing practices.

Brokerage, Management Fees and Commissions

Noninterest income from brokerage, management fees and commissions was $11.9 million in first quarter 2017, up 14 percent from $10.4 million in first quarter 2016. The increase was primarily driven by higher advisory and annuity income as a result of increased transaction volume and favorable market conditions.

Securities Gains/(Losses)

In first quarter 2016, FHN recognized net securities gains of $1.6 million, which was primarily the result of a $1.7 million gain on an exchange of approximately $294 million of AFS debt securities. Net securities gains were not material in first quarter 2017.

Other Noninterest Income

Other income includes revenues from other service charges, ATM and interchange fees, revenue related to deferred compensation plans (which are mirrored by changes in noninterest expense), electronic banking fees, mortgage banking (primarily within the non-strategic segment), letter of credit fees, insurance commissions, and various other fees.

Revenue from all other income and commissions increased to $14.4 million in first quarter 2017 from $13.3 million in first quarter 2016. The increase in all other income and commissions was primarily due to an increase in deferred compensation income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. The following table provides detail regarding FHN’s other income.

Table 3—Other Income

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2017	2016
Other income:
Other service charges	$2,984	$2,713	10%
ATM interchange fees	2,778	2,958	(6)%
Deferred compensation (a)	1,827	329	NM
Electronic banking fees	1,323	1,397	(5)%
Mortgage banking	1,261	1,273	(1)%
Letter of credit fees	1,036	1,061	(2)%
Insurance commissions	883	487	81%
Other	2,299	3,071	(25)%

Total	$14,391	$13,289	8%

NM – Not meaningful

(a)	Deferred compensation market value adjustments are mirrored by changes in deferred compensation expense which is included in employee compensation, incentives, and benefits expense.

NONINTEREST EXPENSE

Total noninterest expense decreased 2 percent, or $4.7 million, to $222.2 million in first quarter 2017 from $226.9 million in first quarter 2016. The decrease in noninterest expense was due in large part to a $3.7 million fixed asset impairment charge recognized in first quarter 2016 associated with efforts to more efficiently utilize bank branch locations and lower personnel-related expenses in 2017 compared to a year ago.

Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, decreased 2 percent, or $2.2 million, to $134.9 million in first quarter 2017 from $137.2 million in first quarter 2016. The decrease in personnel expense was driven by a decrease in variable compensation associated with lower fixed income product sales revenue within FHN’s fixed income operating segment relative to first quarter 2016. This decrease was partially offset by an increase in personnel expenses associated with strategic hires in expansion markets and specialty areas, as well as higher incentive expense associated with loan/deposit growth and retention initiatives within the regional banking segment in first quarter 2017. Additionally, deferred compensation expense increased in first quarter 2017, relative to first quarter 2016, further offsetting the decline in personnel expense.

Operations Services

Operations services expense increased 10 percent to $10.9 million in first quarter 2017 from $9.9 million in first quarter 2016, primarily related to an increase in third party fees associated with FHN’s online digital banking platform.

FDIC Premium Expense

FDIC premium expense was $5.7 million in first quarter 2017, compared to $4.9 million in first quarter 2016. The increase in FDIC premium expense was due in large part to balance sheet growth.

Other Noninterest Expense

Other expense includes other insurance and tax expense, travel and entertainment expenses, costs associated with employee training and dues, customer relations expenses, tax credit investments expenses, supplies, miscellaneous loan costs, expenses associated with foreclosed properties, losses from litigation and regulatory matters, and various other expenses.

All other expenses decreased 15 percent to $18.8 million in first quarter 2017 from $22.1 million in first quarter 2016. The decrease was primarily driven by a $3.7 million fixed asset impairment charge recognized in first quarter 2016 associated with efforts to more efficiently utilize bank branch locations. Additionally, other insurance and taxes decreased from $3.3 million in first quarter 2016 to $2.4 million in first quarter 2017 primarily driven by favorable adjustments to franchise taxes related to community reinvestment efforts. A recovery from a vendor recognized in first quarter 2017 related to a previous overbilling also favorably impacted expense in 2017, but was offset by a loss related to cash flow derivatives.

Table 4—Other Expense

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2017	2016
Other expense:
Other insurance and taxes	$2,390	$3,313	(28)%
Travel and entertainment	2,348	2,062	14%
Employee training and dues	1,543	1,390	11%
Customer relations	1,336	1,879	(29)%
Tax credit investments	942	706	33%
Supplies	863	1,026	(16)%
Miscellaneous loan costs	622	717	(13)%
Foreclosed real estate	204	(258)	NM
Litigation and regulatory matters	(292)	(475)	39%
Other	8,831	11,719	(25)%

Total	$18,787	$22,079	(15)%

NM – Not meaningful

INCOME TAXES

FHN recorded an income tax provision of $27.1 million in first quarter 2017, compared to $24.2 million in first quarter 2016. The effective tax rate for the quarters ended March 31, 2017 and 2016 was approximately 32 percent. FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2017, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $290.2 million and $96.1 million, respectively, resulting in a net DTA of $194.1 million at March 31, 2017, compared with a net DTA of $227.8 million at March 31, 2016. The reduction in the DTA since the first quarter of 2016 is primarily the result of increased funding of FHN’s pension plan and a reduction in loss reserves.

As of March 31, 2017, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $114.8 million and $19.4 million, respectively, which will expire at various dates.

As of March 31, 2017 and 2016, FHN established a valuation allowance of $40.4 million and $40.5 million, respectively, against its federal capital loss carryforwards. FHN’s DTA after valuation allowance was $290.2 million and $347.9 million as of March 31, 2017 and 2016, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN is able to determine that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Tax reform, including the reduction of the corporate tax rate, will be on the legislative agenda for later this year. A rate reduction if enacted will have a net beneficial effect to FHN over the long-term, however, certain deductions may be eliminated or reduced as a part of tax reform which could reduce the beneficial effect of the rate reduction. Additionally, a rate reduction would result in the impairment of a portion of the deferred tax asset, as mentioned above, in the quarter that it is signed into law by the President. The actual impacts are subject to significant uncertainties including whether, and to what extent, rate reductions or broader tax reform can actually be executed and if executed, the timing.

STATEMENT OF CONDITION REVIEW

Total period-end assets were $29.6 billion on March 31, 2017, up 4 percent from $28.6 billion on December 31, 2016. Average assets increased to $28.8 billion in first quarter 2017 from $28.6 billion in fourth quarter 2016. The increase in average assets compared to fourth quarter 2016 was largely attributable to higher balances of interest bearing cash, somewhat offset by net decreases in the loan portfolios and trading securities. The increase in period-end assets relative to December 31, 2016 was also primarily driven by higher balances of interest bearing cash. Additionally, increases in trading securities and securities purchased under agreements to resell also contributed to the increase in assets on a period-end basis, but were somewhat offset by net decreases in loan balances.

Total period-end liabilities were $26.9 billion on March 31, 2017, a 4 percent increase from $25.9 billion on December 31, 2016. Average liabilities increased 1 percent to $26.1 billion first quarter 2017, from $25.9 billion in fourth quarter 2016. The increase in average liabilities was largely due to an increase in deposits, somewhat offset by lower Other short-term borrowings and a decline in trading liabilities relative to fourth quarter 2016.

EARNING ASSETS

Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased to $26.6 billion in first quarter 2017 from $26.4 billion in fourth quarter 2016. A more detailed discussion of the major line items follows.

Loans

Period-end loans decreased 3 percent to $19.1 billion as of March 31, 2017 from $19.6 billion on December 31, 2016, but were up 9 percent from $17.6 billion as of March 31, 2016. Average loans for first quarter 2017 were $18.8 billion compared to $19.4 billion for fourth quarter 2016 and $17.3 billion for first quarter 2016. The decrease in average and period-end loan balances from fourth quarter 2016 was primarily due to a decrease in loans to mortgage companies, somewhat offset by increases in other commercial loan portfolios within the regional banking segment. To a much smaller extent, run-off of consumer loan portfolios within the non-strategic segment also contributed to the decline in period-end and average loans relative to fourth quarter 2016. The increase in average and period-end loan balances from first quarter 2016 was primarily driven by organic growth within the regional bank’s commercial portfolios and loans added through the purchase of franchise finance loans in third quarter 2016, partially offset by run-off of consumer loan portfolios within the non-strategic segment.

Table 5—Average Loans

	Quarter Ended March 31, 2017		Quarter Ended December 31, 2016
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$11,381,258	60%	$11,987,561	62%	(5)%
Commercial real estate	2,176,355	12	2,089,314	11	4%

Total commercial	13,557,613	72	14,076,875	73	(4)%

Consumer:
Consumer real estate (a)	4,491,786	24	4,545,647	23	(1)%
Permanent mortgage	415,916	2	429,914	2	(3)%
Credit card, OTC and other	348,123	2	361,311	2	(4)%

Total consumer	5,255,825	28	5,336,872	27	(2)%

Total loans, net of unearned income	$18,813,438	100%	$19,413,747	100%	(3)%

(a)	Balance as of March 31, 2017 and December 31, 2016, includes $34.3 million and $37.2 million of restricted and secured real estate loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 84 percent and 85 percent of average commercial loans in first quarter 2017 and fourth quarter 2016, respectively. C&I loans decreased 5 percent, or $.6 billion, from fourth quarter 2016 due to lower balances of loans to mortgage companies, partially offset by net loan growth within several of the regional bank’s portfolios including franchise finance, correspondent banking, private client, and energy. Commercial real estate loans increased 4 percent to $2.2 billion in first quarter 2017 because of growth in expansion markets, increased funding under existing commitments, and an increased focus on funded term debt products.

Average consumer loans declined 2 percent, or $.1 billion, from fourth quarter 2016 to $5.3 billion in first quarter 2017. The consumer real estate portfolio (home equity lines and installment loans) declined $53.9 million, to $4.5 billion, as the continued wind-down of portfolios within the non-strategic segment outpaced a $48.3 million increase in real estate installment loans from new originations within the regional banking segment. The permanent mortgage portfolio declined $14.0 million to $415.9 million in first quarter 2017 driven by run-off of legacy assets within the non-strategic segment offset by some growth in mortgage loans within regional banking, primarily related to FHN’s CRA initiatives. Credit Card and Other decreased $13.2 million to $348.1 million in first quarter 2017.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Investment securities were $4.0 billion on March 31, 2017 and December 31, 2016. Average investment securities were $3.9 billion in first quarter 2017 and $4.0 billion in fourth quarter 2016, representing 15 percent of average earning assets in first quarter 2017 and fourth quarter 2016.

Loans Held-for-Sale

Loans HFS consists of the mortgage warehouse (primarily repurchased government-guaranteed loans), small business, student, and home equity loans. On March 31, 2017 and December 31, 2016, loans HFS were $105.5 million and $111.2 million, respectively. The average balance of loans HFS decreased to $110.7 million in first quarter 2017 from $127.5 million in fourth quarter 2016, largely driven by a decrease in small business loans, and to a lesser extent a smaller mortgage warehouse.

Other Earning Assets

Other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $3.8 billion in first quarter 2017, up from $2.8 billion in fourth quarter 2016. The increase in other earning assets was driven by higher levels of interest bearing cash largely driven by an inflow of customer deposits, but was somewhat offset by lower balances of trading securities and securities purchased under agreements to resell (“asset repos”). Fixed income’s trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades. Other earning assets were $4.1 billion and $2.6 billion on March 31, 2017 and December 31, 2016, respectively. The increase in other earning assets on a period-end basis was primarily due to an increase in interest-bearing cash, and to a lesser extent an increase in trading inventory and asset repos.

Non-earning assets

Period-end non-earning assets were $2.3 billion on March 31, 2017 and December 31, 2016.

Deposits

Average deposits were $22.8 billion during first quarter 2017, up 2 percent from $22.3 billion during fourth quarter 2016 and 14 percent from $19.9 billion in first quarter 2016. The increase in average deposits from fourth quarter 2016 was primarily driven by a seasonal increase in public funds and an increase in priority savings, slightly offset by FHN’s decision to decrease deposit balances in a third party network deposit sweep program. The increase in average deposits from first quarter 2016 was largely the result of an increase in deposits in a third party network deposit sweep program and an increase in commercial customer deposits. The third party deposits program is an FDIC-insured deposit sweep program where financial institutions can receive unsecured deposits for the long-term (several years) and in larger-dollar increments and is used to support loan growth. Period-end deposits were $23.5 billion on March 31, 2017, up 4 percent and 16 percent, respectively, from $22.7 billion on December 31, 2016 and $20.3 billion on March 31, 2016, and were driven by the same factors that affected average balances.

Short-Term Borrowings

Average short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $1.7 billion in first quarter 2017, down from $1.9 billion in fourth quarter 2016. The decrease between first quarter 2017 and fourth quarter 2016 was largely the result of declines in other short-term borrowings (primarily FHLB borrowings) and borrowings correlated with lower fixed income inventory levels in first quarter 2017 relative to the prior quarter. In prior periods FHN used FHLB borrowings as an additional source of wholesale funding to support loan growth; however, in first quarter 2017 deposit levels were sufficient to meet loan demand. These declines in other short-term borrowings and trading liabilities were somewhat offset by increases in securities sold under agreements to repurchase and FFP. Average FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. Period-end short-term borrowings increased to $1.8 billion on March 31, 2017 from $1.5 billion on December 31, 2016, primarily driven by increases in trading liabilities and FFP.

Term Borrowings

Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.0 billion on March 31, 2017 and December 31, 2016. Average term borrowings decreased $24.5 million in first quarter 2017 to $1.0 billion.

Other Liabilities

Period-end other liabilities decreased to $.5 billion on March 31, 2017 from $.6 billion on December 31, 2016.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity increased $35.4 million from December 31, 2016 to $2.7 billion on March 31, 2017. The increase in equity from December 31, 2016 was primarily due to net income recognized in first quarter 2017, partially offset by common and preferred dividends paid. Average equity decreased $24.2 million to $2.7 billion in first quarter 2017 from fourth quarter 2016, as a decrease in accumulated other comprehensive income more than offset the impact of net income less dividends paid on equity recognized in first quarter on an average basis. The decline in average accumulated other comprehensive income was the result of unrealized losses recognized on the AFS securities portfolio, as well as an increase of net actuarial losses for pension and post retirement plans.

In January 2014, FHN’s board of directors approved a share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. In July 2015 and April 2016 the board increased and extended that program. The current program authorizes total purchases of up to $350 million and expires on January 31, 2018. During first quarter 2017, FHN did not repurchase any common shares under the program. In first quarter 2016 FHN repurchased $75.0 million of common shares under the program. Total purchases under this program through March 31, 2017 were $160.3 million. FHN does not anticipate repurchasing any shares under this authorization through the closing of the Capital Bank acquisition.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 6—Regulatory Capital and Ratios

(Dollars in thousands)	March 31, 2017	December 31, 2016
Shareholders’ equity	$2,445,029	$2,409,653
FHN non-cumulative perpetual preferred	(95,624)	(95,624)

Common equity	$2,349,405	$2,314,029
Regulatory adjustments:
Disallowed goodwill and other intangibles	(167,813)	(165,292)
Net unrealized (gains)/losses on securities available for sale	18,795	17,232
Net unrealized (gains)/losses on pension and other postretirement plans	227,984	229,157
Net unrealized (gains)/losses on cash flow hedges	3,179	1,265
Disallowed deferred tax assets	(21,840)	(18,027)
Other deductions from common equity tier 1	(491)	(377)

Common equity tier 1	$2,409,219	$2,377,987
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—FTBNA preferred stock	240,878	256,811
Other deductions from tier 1	(64,852)	(58,551)

Tier 1 capital	$2,680,869	$2,671,871
Tier 2 capital	245,423	254,139

Total regulatory capital	$2,926,292	$2,926,010

Risk-Weighted Assets
First Horizon National Corporation	$23,623,224	$23,914,158
First Tennessee Bank National Association	23,079,533	23,447,251
Average Assets for Leverage
First Horizon National Corporation	28,805,253	28,581,251
First Tennessee Bank National Association	27,922,937	27,710,158

	March 31, 2017		December 31, 2016
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	10.20%	$2,409,219	9.94%	$2,377,987
First Tennessee Bank National Association	10.03	2,315,487	9.80	2,298,080
Tier 1
First Horizon National Corporation	11.35	2,680,869	11.17	2,671,871
First Tennessee Bank National Association	11.02	2,543,418	10.83	2,538,382
Total
First Horizon National Corporation	12.39	2,926,292	12.24	2,926,010
First Tennessee Bank National Association	11.95	2,757,163	11.78	2,762,271
Tier 1 Leverage
First Horizon National Corporation	9.31	2,680,869	9.35	2,671,871
First Tennessee Bank National Association	9.11	2,543,418	9.16	2,538,382

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of March 31, 2017, FHN and FTBNA had sufficient capital to qualify as a well-capitalized institution. Regulatory capital ratios generally increased in first quarter 2017 relative to fourth quarter 2016 due primarily to the impact of net income less dividends and decreases in risk-weighted assets as a result of a net decline in period end loans, partially offset by the phased-in implementation of the Basel III regulations. During 2017, capital ratios are expected to remain above well-capitalized standards.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during first quarter 2017:

Table 7—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2017
January 1 to January 31	28	$19.71	28	28,223
February 1 to February 28	16	$19.89	16	25,697
March 1 to March 31	57	$20.11	57	25,640

Total	101	$19.96	101

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On March 31, 2017, the maximum number of shares that may be purchased under the program was 25.6 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2017.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2017
January 1 to January 31	—	N/A	—	$189,690
February 1 to February 28	—	N/A	—	$189,690
March 1 to March 31	—	N/A	—	$189,690

Total	—	N/A	—

N/A—Not applicable

Other Programs:

•	On January 22, 2014, FHN announced a $100 million share purchase authority with an expiration date of January 31, 2016. On July 21, 2015, FHN announced a $100 million increase in that authority along with an extension of the expiration date to January 31, 2017, and on April 26, 2016, FHN announced a $150 million increase and further extension to January 31, 2018. As of March 31, 2017, $160.3 million in purchases had been made under this authority at an average price per share of $12.86, $12.84 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Consumer loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (25 percent of total loans), the majority of which is in the consumer real estate portfolio (23 percent of total loans). Industry concentrations are discussed under the heading C&I below.

Consolidated key asset quality metrics for each of these portfolios can be found in Table 15 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 46. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2017, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $11.7 billion on March 31, 2017, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.

The following table provides the composition of the C&I portfolio by industry as of March 31, 2017, and December 31, 2016. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 8—C&I Loan Portfolio by Industry

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,575,736	22%	$2,573,713	21%
Loans to mortgage companies	1,528,982	13	2,045,189	17
Accommodation & food service	965,690	8	987,973	8
Health care & social assistance	900,171	8	893,629	7
Wholesale trade	827,416	7	826,226	7
Manufacturing	813,459	7	762,947	6
Real estate rental & leasing (a)	811,214	7	769,457	6
Public administration	563,420	5	565,119	5
Transportation & warehousing	560,409	5	578,586	5
Other (education, arts, entertainment, etc) (b)	2,157,499	18	2,145,248	18

Total C&I loan portfolio	$11,703,996	100%	$12,148,087	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent for 2017.

Industry Concentrations

Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 35 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on March 31, 2017, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component represents 22 percent of the C&I portfolio and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2017, asset-based lending to consumer finance companies represents approximately $1.0 billion of the finance and insurance component.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2017, and December 31, 2016, one TRUP relationship was on interest deferral.

As of March 31, 2017, the unpaid principal balance (“UPB”) of trust preferred loans totaled $333.0 million ($206.7 million of bank TRUPS and $126.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $296.8 million. Inclusive of a valuation allowance on TRUPS of $25.5 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $26.7 million or 4 percent of outstanding UPB.

Loans to Mortgage Companies

The balance of loans to mortgage companies was 13 percent of the C&I portfolio as of March 31, 2017, as compared to 17 percent of the C&I portfolio as of December 31, 2016, and 15 percent of the C&I portfolio as of March 31, 2016, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise.

C&I Asset Quality Trends

Overall, nearly all of the C&I portfolio trends remain strong in 2017, continuing in line with recent historical performance. The C&I ALLL increased $3.7 million from December 31, 2016, to $93.1 million as of March 31, 2017. The allowance as a percentage of period-end loans increased to .80 percent as of March 31, 2017, from .74 percent as of December 31, 2016. Nonperforming C&I loans decreased $2.1 million from December 31, 2016, to $30.7 million on March 31, 2017. The nonperforming loan (“NPL”) ratio decreased 1 basis point from December 31, 2016, to .26 percent of C&I loans as of March 31, 2017. The 30+ delinquency ratio increased to .17 percent as of March 31, 2017, from .08 percent as of December 31, 2016. The increase was primarily driven by a few credits, one of which has become current in early second quarter 2017. First quarter 2017 experienced net recoveries of $1.1 million compared to $1.6 million of net recoveries in fourth quarter 2016 and $5.7 million of net charge-offs in first quarter 2016. The following table shows C&I asset quality trends by segment.

Table 9—C&I Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of January 1	$88,010		$1,388		$89,398
Charge-offs	(600)		—		(600)
Recoveries	1,670		6		1,676
Provision/(provision credit) for loan losses	2,545		88		2,633

Allowance for loan losses as of March 31	$91,625		1,482		93,107

Net charge-offs % (qtr. annualized)	NM		NM		NM
Allowance / charge-offs	NM		NM		NM

	As of March 31
Period-end loans	$11,284,258		$419,738		$11,703,996
Nonperforming loans	26,625		4,061		30,686
Troubled debt restructurings	31,392		—		31,392

30+ Delinq. % (a)	0.18%		—%		0.17%
NPL %	0.24		0.97		0.26
Allowance / loans %	0.81		0.35		0.80

	2016
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of January 1	$72,213		$1,424		$73,637
Charge-offs	(6,442)		(83)		(6,525)
Recoveries	759		21		780
Provision/(provision credit) for loan losses	12,941		54		12,995

Allowance for loan losses as of March 31	$79,471		$1,416		$80,887

Net charge-offs % (qtr. annualized)	0.24%		0.06%		0.23%
Allowance / charge-offs	3.48	x	5.65	x	3.50	x

	As of December 31
Period-end loans	$11,728,160		$419,927		$12,148,087
Nonperforming loans	28,619		4,117		32,736
Troubled debt restructurings	34,334		—		34,334

30+ Delinq. % (a)	0.08%		—%		0.08%
NPL %	0.24		0.98		0.27
Allowance / loans %	0.75		0.33		0.74

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate

The CRE portfolio was $2.2 billion on March 31, 2017. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (32 percent), retail (23 percent), office (16 percent), hospitality (13 percent), industrial (11 percent), and other (5 percent).

The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes. Active residential CRE lending has been minimal with nearly all new originations limited to tactical advances to facilitate workout strategies with existing clients and selected new transactions with “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder within the regional banking footprint who remained profitable during the most recent down cycle.

CRE Asset Quality Trends

The CRE portfolio had continued stable performance as of March 31, 2017, with nonperforming loans down $.4 million from December 31, 2016, net recoveries in first quarter 2017, and minimal past due activity. The allowance decreased $3.0 million from December 31, 2016, to $30.9 million as of March 31, 2017. Allowance as a percentage of loans decreased 17 basis points from December 31, 2016, to 1.42 percent as of March 31, 2017. Nonperforming loans as a percentage of total CRE loans improved 2 basis points from year-end to .11 percent as of March 31, 2017. Accruing delinquencies as a percentage of period-end loans increased 2 basis points from year-end to .03 percent as of March 31, 2017. FHN recognized net recoveries of $.2 million in first quarter 2017 compared to net charge-offs of $.4 million in first quarter 2016. The following table shows commercial real estate asset quality trends by segment.

Table 10—Commercial Real Estate Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$33,852		$—	$33,852
Charge-offs	—		—	—
Recoveries	195		26	221
Provision/(provision credit) for loan losses	(3,159)		(26)	(3,185)

Allowance for loan losses as of March 31	$30,888		—	30,888

Net charge-offs % (qtr. annualized)	NM		NM	NM
Allowance / charge-offs	NM		NM	NM

	As of March 31
Period-end loans	$2,173,311		$—	$2,173,311
Nonperforming loans	2,395		—	2,395
Troubled debt restructurings	3,096		—	3,096

30+ Delinq. % (a)	0.03%		—%	0.03%
NPL %	0.11		—	0.11
Allowance / loans %	1.42		—	1.42

	2016
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$25,159		—	$25,159
Charge-offs	(642)		—	(642)
Recoveries	194		28	222
Provision/(provision credit) for loan losses	915		(28)	887

Allowance for loan losses as of March 31	$25,626		—	$25,626

Net charge-offs % (qtr. annualized)	0.10%		NM	0.10%
Allowance / charge-offs	14.23	x	NM	15.16	x

	As of December 31
Period-end loans	$2,135,523		$—	$2,135,523
Nonperforming loans	2,776		—	2,776
Troubled debt restructurings	3,124		—	3,124

30+ Delinq. % (a)	0.01%		—%	0.01%
NPL %	0.13		—	0.13
Allowance / loans %	1.59		—	1.59

Certain previously reported amounts have been reclassified to agree with current presentation.

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

CONSUMER LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $4.5 billion on March 31, 2017, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of March 31, 2017, are in Tennessee (70 percent) and California (5 percent) with no other state representing more than 3 percent of the portfolio. As of March 31, 2017, approximately 71 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 750 and refreshed FICO scores averaged 748 as of March 31, 2017, as compared to 750 and 747, respectively, as of December 31, 2016. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

Home equity lines of credit (“HELOCs”) comprise $1.6 billion of the consumer real estate portfolio as of March 31, 2017. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of March 31, 2017, and December 31, 2016, approximately 63 percent of FHN’s HELOCs are in the draw period. Based on when draw periods are scheduled to end per the line agreement, it is expected that $502.5 million, or 50 percent of HELOCs currently in the draw period, will have entered the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 11—HELOC Draw To Repayment Schedule

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$200,551	20%	$212,665	20%
13-24	102,435	10	127,662	12
25-36	63,096	6	73,331	7
37-48	63,953	7	68,768	6
49-60	72,505	7	68,792	7
>60	504,152	50	514,126	48

Total	$1,006,692	100%	$1,065,344	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio remained strong in first quarter 2017. Specifically, the regional bank’s asset quality metrics were relatively stable from a year ago, with the exception of NPLs as a percentage of loans which increased 3 basis points from year-end to .55 percent as of March 31, 2017. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased slightly from December 31, 2016, to $49.7 million as of March 31, 2017, with the majority of the decline attributable to the non-strategic segment. The allowance as a percentage of loans remained at 1.11 percent as of March 31, 2017, compared to year-end. The balance of nonperforming loans declined $1.5 million to $81.3 million on March 31, 2017. Loans delinquent 30 or more days and still accruing declined from $42.1 million as of December 31, 2016, to $38.4 million as of March 31, 2017. The portfolio realized net recoveries of $1.8 million in first quarter 2017 compared to net recoveries of $2.2 million in fourth quarter 2016 and net charge-offs of $1.2 million in first quarter 2016. The following table shows consumer real estate asset quality trends by segment.

Table 12—Consumer Real Estate Asset Quality Trends by Segment

2017
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$19,010	$31,347	$50,357
Charge-offs	(732)	(3,117)	(3,849)
Recoveries	903	4,773	5,676
Provision/(provision credit) for loan losses	23	(2,527)	(2,504)

Allowance for loan losses as of March 31	$19,204	30,476	49,680

Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / charge-offs	NM	NM	NM

As of March 31
Period-end loans	$3,655,301	$801,510	$4,456,811
Nonperforming loans	20,054	61,288	81,342
Troubled debt restructurings	45,790	100,682	146,472

30+ Delinq. % (a)	0.48%	2.60%	0.86%
NPL %	0.55	7.65	1.83
Allowance / loans %	0.53	3.80	1.11

2016
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$29,108	$51,506	$80,614
Charge-offs	(1,563)	(5,363)	(6,926)
Recoveries	1,001	4,734	5,735
Provision/(provision credit) for loan losses	(1,944)	(10,158)	(12,102)

Allowance for loan losses as of March 31	$26,602	$40,719	$67,321

Net charge-offs % (qtr. annualized)	0.06%	0.21%	0.10%
Allowance / charge-offs	11.78	x	16.09	x	14.06	x

As of December 31
Period-end loans	$3,642,894	$880,858	$4,523,752
Nonperforming loans	18,865	63,947	82,812
Troubled debt restructurings	47,478	105,982	153,460

30+ Delinq. % (a)	0.49%	2.76%	0.93%
NPL %	0.52	7.26	1.83
Allowance / loans %	0.52	3.56	1.11

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage

The permanent mortgage portfolio was $.4 billion on March 31, 2017. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through legacy businesses. The regional banking segment primarily includes recently acquired mortgage loans associated with FHN’s CRA initiatives. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 20 percent of loan balances as of March 31, 2017, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off contributed to a majority of the $13.9 million net decrease in permanent mortgage period-end balances from December 31, 2016, to March 31, 2017.

The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics may become skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased $.4 million as of March 31, 2017, from $16.3 million as of December 31, 2016. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 73 percent of the ALLL for the permanent mortgage portfolio as of March 31, 2017. Consolidated accruing delinquencies as a percentage of total loans increased 21 basis points from year-end to 2.57 percent as of March 31, 2017. Nonperforming loans increased $1.7 million to $28.8 million as of March 31, 2017. The portfolio realized net recoveries of $.4 million in first quarter 2017 compared to net recoveries of $.7 million in first quarter 2016. The following table shows permanent mortgage asset quality trends by segment.

Table 13—Permanent Mortgage Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$1,215	N/A	$15,074	$16,289
Charge-offs	—	N/A	(483)	(483)
Recoveries	—	N/A	903	903
Provision/(provision credit) for loan losses	642	N/A	(1,458)	(816)

Allowance for loan losses as of March 31	$1,857	N/A	$14,036	$15,893

Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / charge-offs	NM	N/A	NM	NM

	As of March 31
Period-end loans	$84,197	$67,490	$257,548	$409,235
Nonperforming loans	388	1,521	26,924	28,833
Troubled debt restructurings	956	4,277	83,510	88,743

30+ Delinq. % (b)	0.58%	4.25%	2.78%	2.57%
NPL %	0.46	2.25	10.45	7.05
Allowance / loans %	2.21	N/A	5.45	3.88

	2016
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$140	N/A	$18,807	$18,947
Charge-offs	—	N/A	(112)	(112)
Recoveries	—	N/A	779	779
Provision/(provision credit) for loan losses	243	N/A	(1,103)	(860)

Allowance for loan losses as of March 31	$383	N/A	$18,371	$18,754

Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / charge-offs	NM	N/A	NM	NM

	As of December 31
Period-end loans	$76,973	$71,380	$274,772	$423,125
Nonperforming loans	393	1,186	25,602	27,181
Troubled debt restructurings	878	3,792	89,256	93,926

30+ Delinq. % (b)	0.72%	4.37%	2.29%	2.36%
NPL %	0.51	1.66	9.32	6.42
Allowance / loans %	1.58	N/A	5.49	3.85

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.
(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other

The credit card and other portfolio, which is primarily within the regional banking segment, was $.3 billion as of March 31, 2017, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance increased to $12.4 million as of March 31, 2017, from $12.2 million as of December 31, 2016. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 17 basis points from December 31, 2016, to 1.00 percent as of March 31, 2017. In first quarter 2017, FHN recognized $2.6 million of net charge-offs in the credit card and other portfolio, compared to $2.5 million in first quarter 2016. The following table shows credit card and other asset quality trends by segment.

Table 14—Credit Card and Other Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$11,995		$177	$12,172
Charge-offs	(3,442)		(39)	(3,481)
Recoveries	794		43	837
Provision/(provision credit) for loan losses	3,047		(175)	2,872

Allowance for loan losses as of March 31	$12,394		6	12,400

Net charge-offs % (qtr. annualized)	3.15%		NM	3.08%
Allowance / charge-offs	1.15	x	NM	1.16	x

	As of March 31
Period-end loans	$339,560		$7,161	$346,721
Nonperforming loans	—		136	136
Troubled debt restructurings	244		25	269

30+ Delinq. % (a)	0.98%		1.84%	1.00%
NPL %	—		1.90	0.04
Allowance / loans %	3.65		0.08	3.58

	2016
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$10,966		$919	$11,885
Charge-offs	(3,354)		(53)	(3,407)
Recoveries	781		107	888
Provision/(provision credit) for loan losses	2,612		(532)	2,080

Allowance for loan losses as of March 31	$11,005		$441	$11,446

Net charge-offs % (qtr. annualized)	3.01%		NM	2.86%
Allowance / charge-offs	1.06	x	NM	1.13	x

	As of December 31
Period-end loans	$351,198		$7,835	$359,033
Nonperforming loans	—		142	142
Troubled debt restructurings	274		32	306

30+ Delinq. % (a)	1.16%		1.73%	1.17%
NPL %	—		1.82	0.04
Allowance / loans %	3.42		2.26	3.39

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:

Table 15—Asset Quality by Portfolio

March 31	December 31
2017	2016
Key Portfolio Details
C&I
Period-end loans ($ millions)	$11,704	$12,148
30+ Delinq. % (a) (b)	0.17%	0.08%
NPL %	0.26	0.27
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	0.80%	0.74%
Allowance / charge-offs	NM	NM
Commercial Real Estate
Period-end loans ($ millions)	$2,173	$2,136
30+ Delinq. % (a)	0.03%	0.01%
NPL %	0.11	0.13
Charge-offs % (qtr. annualized)	NM	0.09
Allowance / loans %	1.42%	1.59%
Allowance / charge-offs	NM	17.56	x
Consumer Real Estate
Period-end loans ($ millions)	$4,457	$4,524
30+ Delinq. % (a)	0.86%	0.93%
NPL %	1.83	1.83
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	1.11%	1.11%
Allowance / charge-offs	NM	NM
Permanent Mortgage
Period-end loans ($ millions)	$409	$423
30+ Delinq. % (a)	2.57%	2.36%
NPL %	7.05	6.42
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	3.88%	3.85%
Allowance / charge-offs	NM	NM
Credit Card and Other
Period-end loans ($ millions)	$347	$359
30+ Delinq. % (a)	1.00%	1.17%
NPL %	0.04	0.04
Charge-offs % (qtr. annualized)	3.08	3.25
Allowance / loans %	3.58%	3.39%
Allowance / charge-offs	1.16	x	1.04	x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)	1Q17 increase was primarily driven by a few credits within the C&I portfolio, one of which has become current in early second quarter 2017.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased to $202.0 million on March 31, 2017, from $202.1 million on December 31, 2016. The ALLL as of March 31, 2017, reflects strong asset quality with the consumer real estate portfolio continuing to stabilize, historically low levels of net charge-offs, and declining non-strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, increased to 1.06 percent on March 31, 2017, from 1.03 percent on December 31, 2016.

The provision for loan losses is the charge to earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was a credit of $1.0 million in first quarter 2017 compared to $3.0 million in first quarter 2016.

FHN expects asset quality trends to remain relatively stable for the near term if the slow growth of the economy continues. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible primarily due to the size of the credits within this portfolio. The CRE portfolio metrics should be relatively consistent as FHN expects stable property values over the near term; however, oversupply of any CRE product type, changes in the lending environment, or economic uncertainty could result in decreased property values (which could happen abruptly). The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic may become skewed as the portfolio continues to shrink. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with unemployment trends and strength of the housing market.

Consolidated Net Charge-offs

Overall, net charge-offs continue to be at historical lows. First quarter 2017 experienced net recoveries of $.9 million compared to $9.2 million of net charge-offs in first quarter 2016.

The commercial portfolio experienced $1.3 million of net recoveries in first quarter 2017 compared to net charge-offs of $6.2 million in first quarter 2016. In addition, the consumer real estate portfolio experienced net recoveries of $1.8 million in first quarter 2017 compared to $1.2 million in net charge-offs during first quarter 2016. Permanent mortgage and credit card and other remained relatively flat compared to a year ago.

Nonperforming Assets

Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or on a case-by-case basis if FHN continues to receive payments, but there are other borrower-specific issues. Included in nonaccruals are loans in which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy and second liens, regardless of delinquency status, behind first liens that are 90 or more days past due, are bankruptcies, or are TDRs. These, along with foreclosed real estate, excluding foreclosed real estate from government insured mortgages, represent nonperforming assets (“NPAs”).

Total nonperforming assets (including NPLs HFS) decreased to $161.3 million on March 31, 2017, from $164.6 million on December 31, 2016. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) remained flat at .80 percent as of March 31, 2017, compared to December 31, 2016. Portfolio nonperforming loans declined $2.3 million from December 31, 2016, to $143.4 million on March 31, 2017. The decline in nonperforming loans was primarily driven by a decrease within the commercial portfolio. This decrease was largely driven by payoffs within the C&I portfolio.

The ratio of the ALLL to NPLs in the loan portfolio was 1.41 times as of March 31, 2017, compared to 1.39 times as of December 31, 2016. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.

Table 16 provides an activity rollforward of foreclosed real estate balances for March 31, 2017 and 2016. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $10.3 million as of March 31, 2017, from $17.5 million as of March 31, 2016, as FHN has executed sales of existing foreclosed assets and continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Additionally, property values have stabilized which also affect the balance of foreclosed real estate.

Table 16—Rollforward of Foreclosed Real Estate

	Three Months Ended
	March 31
(Dollars in thousands)	2017	2016
Beginning balance	$11,235	$24,977
Valuation adjustments	(445)	(536)
New foreclosed property	1,105	732
Disposals:
Single transactions	(1,636)	(7,713)

Ending balance, March 31 (a)	$10,259	$17,460

(a)	Excludes foreclosed real estate and receivables related to government insured mortgages of $6.5 million and $7.8 million as of March 31, 2017 and 2016, respectively.

The following table provides consolidated asset quality information for the three months ended March 31, 2017 and 2016, and as of March 31, 2017, and December 31, 2016:

Table 17—Asset Quality Information

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
Allowance for loan losses:
Beginning balance on January 1	$202,068	$210,242
Provision/(provision credit) for loan losses	(1,000)	3,000
Charge-offs	(8,413)	(17,612)
Recoveries	9,313	8,404

Ending balance on March 31	$201,968	$204,034

Reserve for remaining unfunded commitments	5,284	5,495
Total allowance for loan losses and reserve for unfunded commitments	$207,252	$209,529

Key ratios
Allowance / net charge-offs (a)	NM	5.51	x
Net charge-offs % (b)	NM	0.21%

	As of March 31	As of December 31
Nonperforming Assets by Segment	2017	2016
Regional Banking:
Nonperforming loans (c)	$49,462	$50,653
Foreclosed real estate (d)	4,422	5,081

Total Regional Banking	53,884	55,734

Non-Strategic:
Nonperforming loans (c)	92,409	93,808
Nonperforming loans held-for-sale net of fair value adjustment (c)	7,633	7,741
Foreclosed real estate (d)	5,837	6,154

Total Non-Strategic	105,879	107,703

Corporate:
Nonperforming loans (c)	1,521	1,186

Total Corporate	1,521	1,186

Total nonperforming assets (c) (d)	$161,284	$164,623

NM – Not meaningful.

(a)	Ratio is total allowance divided by annualized net charge-offs.
(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.
(c)	Excludes loans that are 90 or more days past due and still accruing interest.
(d)	Excludes foreclosed real estate from government-insured mortgages.

Table 17—Asset Quality Information (Continued)

	As of March 31		As of December 31
	2017		2016
Loans and commitments:
Total period-end loans, net of unearned income	$19,090,074		$19,589,520
Potential problem assets (a)	311,859		290,354
Loans 30 to 89 days past due	51,095		42,570
Loans 90 days past due (b) (c)	22,411		23,385
Loans held-for-sale 30 to 89 days past due	3,414		6,462
Loans held-for-sale 30 to 89 days past due—guaranteed portion (d)	3,322		6,248
Loans held-for-sale 90 days past due (c)	14,637		14,868
Loans held-for-sale 90 days past due—guaranteed portion (c) (d)	14,565		14,657
Remaining unfunded commitments	$9,430,508		$8,744,649
Key ratios
Allowance / loans %	1.06%		1.03%
Allowance / NPL	1.41	x	1.39	x
NPA % (e)	0.80%		0.80%
NPL %	0.75%		0.74%

(a)	Includes past due loans.
(b)	Excludes loans classified as held-for-sale.
(c)	Amounts are not included in nonperforming/nonaccrual loans.
(d)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $22.4 million on March 31, 2017, compared to $23.4 million on December 31, 2016. Loans 30 to 89 days past due increased to $51.1 million on March 31, 2017, from $42.6 million on December 31, 2016. The increase was largely driven by a few credits within the C&I portfolio, some of which have become current in early second quarter 2017.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio were $311.9 million on March 31, 2017, $290.4 million on December 31, 2016, and $266.5 million on March 31, 2016. The linked-quarter and year-over-year increase in potential problem assets was due to an increase in classified commercial loans driven by a few credits. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

On March 31, 2017 and December 31, 2016, FHN had $270.0 million and $285.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $43.4 million and $44.9 million, or 16 percent of TDR balances, as of March 31, 2017 and December 31, 2016, respectively. Additionally, FHN had $67.2 million and $69.3 million of HFS loans classified as TDRs as of March 31, 2017 and December 31, 2016, respectively. Total held-to-maturity TDRs decreased by $15.2 million with the majority of the decline attributable to consumer real estate and permanent mortgage loans. Generally, the volume of new TDRs, particularly within the consumer real estate and permanent mortgage portfolios, has substantially declined.

The following table provides a summary of TDRs for the periods ended March 31, 2017 and December 31, 2016:

Table 18—Troubled Debt Restructurings

	As of	As of
(Dollars in thousands)	March 31, 2017	December 31, 2016
Held-to-maturity:
Permanent mortgage:
Current	$66,090	$73,500
Delinquent	4,267	2,751
Non-accrual (a)	18,386	17,675

Total permanent mortgage	88,743	93,926

Consumer real estate:
Current	96,098	100,383
Delinquent	3,482	4,618
Non-accrual (b)	46,892	48,459

Total consumer real estate	146,472	153,460

Credit card and other:
Current	250	288
Delinquent	19	18
Non-accrual	—	—

Total credit card and other	269	306

Commercial loans:
Current	20,295	21,887
Delinquent	—	—
Non-accrual	14,193	15,571

Total commercial loans	34,488	37,458

Total held-to-maturity	$269,972	$285,150

Held-for-sale:
Current	$47,801	$46,625
Delinquent	13,548	16,436
Non-accrual	5,872	6,283

Total held-for-sale	67,221	69,344

Total troubled debt restructurings	$337,193	$354,494

(a)	Balances as of March 31, 2017 and December 31, 2016, include $5.8 million and $5.3 million, respectively, of discharged bankruptcies.
(b)	Balances as of March 31, 2017 and December 31, 2016, include $14.6 million and $15.3 million, respectively, of discharged bankruptcies.

RISK MANAGEMENT

Except as discussed below, there have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 47 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

MARKET RISK MANAGEMENT

Except as discussed below, there have been no significant changes to FHN’s market risk management practices as described under “Market Risk Management” beginning on page 48 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 19—VaR and SVaR Measures

	Three Months Ended March 31, 2017			As of March 31, 2017
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,057	$1,714	$779	$1,620
SVaR	3,043	4,504	1,775	3,543
10-day
VaR	2,847	5,712	1,759	4,203
SVaR	9,400	13,285	4,916	13,285

	Three Months Ended March 31, 2016			As of March 31, 2016
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$725	$1,411	$393	$699
SVaR	2,984	5,789	1,748	4,493
10-day
VaR	1,729	4,058	751	2,604
SVaR	9,752	15,252	3,263	12,632

	Year Ended December 31, 2016			As of December 31, 2016
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$821	$1,745	$393	$932
SVaR	3,643	5,789	1,748	2,830
10-day
VaR	2,088	5,852	751	2,136
SVaR	11,671	18,483	3,263	6,443

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 20—Schedule of Risks Included in VaR

	As of March 31, 2017		As of March 31, 2016		As of December 31, 2016
(Dollars in Thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1,730	$4,990	$755	$854	$917	$1,771
Credit spread risk	1,156	1,753	556	1,842	537	1,391

INTEREST RATE RISK MANAGEMENT

Except as disclosed below, there have been no significant changes to FHN’s interest rate risk management practices as described under “Interest Rate Risk Management” beginning on page 50 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Management uses a simulation model to measure interest rate risk and to formulate strategies to improve balance sheet positioning, earnings, or both, within FHN’s interest rate risk, liquidity, and capital guidelines. Interest rate exposure is measured by forecasting 12 months of NII under various interest rate scenarios and comparing the percentage change in NII for each scenario to a base case scenario where interest rates remain unchanged. Assumptions are made regarding future balance sheet composition, interest rate movements, and loan and deposit pricing. In addition, assumptions are made about the magnitude of asset prepayments and earlier than anticipated deposit withdrawals. The results of these scenarios help FHN develop strategies for managing exposure to interest rate risk. While management believes the assumptions used and scenarios selected in its simulations are reasonable, simulation modeling provides only an estimate, not a precise calculation, of exposure to any given change in interest rates.

Based on a static balance sheet as of March 31, 2017, net interest income exposure over the next 12 months assuming a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points is estimated to have a favorable variance of 1.1 percent, 2.3 percent, 4.6 percent, and 8.6 percent, respectively of base net interest income. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable variance in net interest income of 0.9 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable variance in net interest income of 1.2 percent of base net interest income. A rate shock of minus 25 basis points results in an unfavorable variance in net interest income of 2.5 percent of base net interest income. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments. Any scenarios that indicate a change in net interest income of 3 percent or more from base net interest income are reported to the Board quarterly.

CAPITAL MANAGEMENT AND ADEQUACY

There have been no significant changes to FHN’s capital management practices as described under “Capital Management and Adequacy” on page 51 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

OPERATIONAL RISK MANAGEMENT

There have been no significant changes to FHN’s operational risk management practices as described under “Operational Risk Management” on page 52 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

COMPLIANCE RISK MANAGEMENT

There have been no significant changes to FHN’s compliance risk management practices as described under “Compliance Risk Management” on page 52 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

CREDIT RISK MANAGEMENT

There have been no significant changes to FHN’s credit risk management practices as described under “Credit Risk Management” beginning on page 52 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

LIQUIDITY RISK MANAGEMENT

ALCO also focuses on liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy. The objective of the Liquidity Policy is to ensure that FHN meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity Policy establishes liquidity limits that are deemed appropriate for FHN’s risk profile.

In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($3.1 billion was available at March 31, 2017), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institutions’ customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 97 percent on March 31, 2017 compared to 105 percent on December 31, 2016.

FHN also may use unsecured short-term borrowings as a source of liquidity. Currently, the largest concentration of unsecured borrowings is federal funds purchased from bank correspondent customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is securities sold under agreements to repurchase transactions accounted for as secured borrowings with Regional Banking’s business customers or Fixed Income’s broker dealer counterparties.

Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2014, FTBNA issued $400 million of fixed rate senior notes due in December 2019. In October 2015, FHN issued $500 million of fixed rate senior notes due in December 2020.

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of March 31, 2017, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $109.4 million as of March 31, 2017 compared to negative $132.5 million as of December 31, 2016. Consequently, FTBNA could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in first and second quarter 2017 in the amounts of $40 million and $50 million, respectively, and in the amount of $250 million in 2016. FTBNA declared and paid preferred dividends in first quarter 2017 and each quarter of 2016, with OCC approval as necessary. Additionally, FTBNA declared preferred dividends in second quarter 2017, with OCC approval.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.09 per common share on April 3, 2017, and in April 2017 the Board approved a $.09 per common share cash dividend payable on July 3, 2017, to shareholders of record on June 9, 2017. FHN paid a cash dividend of $1,550.00 per preferred share on April 10, 2017, and in April 2017 the Board approved a $1,550.00 per preferred share cash dividend payable on July 10, 2017, to shareholders of record on June 23, 2017.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2017 and 2016. The level of cash and cash equivalents increased $198.2 million during first quarter 2017 compared to an increase of $51.1 million in first quarter 2016, as cash provided by financing activities more than offset cash used by investing and operating activities during both periods.

Net cash provided by financing activities was $823.7 million in first quarter 2017, largely driven by an increase in deposits as a result of a seasonal increase in public funds and an increase in priority savings. Net cash used by investing activities was $554.3 million in first quarter 2017. A $1.0 billion increase in interest bearing cash negatively impacted cash flows in first quarter 2017, but was somewhat offset by a $.5 billion decrease in loans, primarily due to a seasonal decrease in loans to mortgage companies. Net cash used by operating activities was $71.2 million in first quarter 2017. Operating cash decreased in first quarter 2017 primarily due to net cash outflows of $94.9 million related to fixed income trading activities and $58.1 million related to operating assets and liabilities, but were somewhat offset by favorably driven cash-related net income items.

Net cash provided by financing activities was $430.4 million in first quarter 2016. Financing cash inflows in 2016 were positively affected by a $360.7 million increase in deposits and a $170.2 million increase in short-term borrowings, but were somewhat offset by share repurchases during the quarter. Net cash used by investing activities was $267.6 million in first quarter 2016. In 2016, a $349.1 million increase in interest-bearing cash and a $22.6 million net decrease in cash associated with the AFS securities portfolio negatively affected cash provided by investing activities, but was partially mitigated by a $102.7 million decrease in loans. Net cash used by operating activities was $111.7 million in first quarter 2016. Operating cash decreased in first quarter 2016 primarily driven by net cash outflows of $191.8 million related to net fixed income trading activities.

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

In 2007, market conditions deteriorated to the point where mortgage-backed securitizations could no longer be sold economically; FHN’s last securitization occurred that year. FHN continued selling mortgage loans to GSEs until August 31, 2008, when FHN sold its national mortgage origination and servicing platforms along with a portion of its servicing assets and obligations. FHN then contracted to have its remaining servicing obligations sub-serviced. Since the platform sale FHN has sold substantially all remaining servicing assets and obligations in several transactions, concluding in 2014.

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

Generally, FHN reviews each claim and MI cancellation notice individually. FHN’s responses include appeal, provide additional information, deny the claim (rescission), repurchase the loan or remit a make-whole payment, or reflect cancellation of MI.

After several years resolving repurchase and make-whole claims with each GSE on a loan-by-loan basis, in 2013 and 2014 FHN entered into DRAs with the GSEs, resolving a large fraction of potential claims. Starting in 2014 the overall number of such claims diminished substantially, primarily as a result of the DRAs. Each DRA resolved obligations associated with loans originated from 2000 to 2008, but certain obligations and loans were excluded. Under each DRA, FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have loan repurchase or monetary compensation obligations under the DRAs related to private mortgage insurance rescissions, cancellations, and denials (with certain exceptions). FHN also has exposure related to loans where there has been a prior bulk sale of servicing, as well as certain other whole-loan sales. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for MI cancellations and denials to the extent attributable to the acts of the current servicer.

While large portions of repurchase claims from the GSEs were settled with the DRAs, comprehensive settlement of repurchase, make-whole, and indemnity claims with non-Agency claimants is not practical. Such claims that are not resolved by the parties can, and sometimes have, become litigation.

FH Proprietary Securitization Actions

FHN has potential financial exposure from FH proprietary securitizations outside of the repurchase/make-whole process. Several investors in certificates sued FHN and others starting in 2009, and several underwriters or other counterparties have demanded that FHN indemnify and defend them in securitization lawsuits. The pending suits generally assert that disclosures made to investors in the offering and sale of certificates were legally deficient. A number of those matters have settled or otherwise been resolved. See Note 10 – Contingencies and Other Disclosures for a discussion of certain actions pending against FHN in relation to FH proprietary securitizations.

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

As servicer, FHN had contractual obligations to the owners of the loans (primarily GSEs) and securitization trustees to handle billing, custodial, and other tasks related to each loan. Each subservicer undertook to perform those obligations on FHN’s behalf during the applicable subservicing period, although FHN legally remained the servicer of record for those loans that were subserviced.

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

A certificate holder has contacted FHN, claiming that it has been damaged from alleged deficiencies in servicing loans held in certain FH proprietary securitization trusts. The holder has sued the FH securitization trustee on related grounds, but has not yet sued FHN. FHN cannot predict how this matter will proceed nor can FHN predict whether this matter ultimately will be material to FHN.

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

From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. The last FH securitization occurred in 2007. On March 31, 2017, the remaining UPB of loans held in FH proprietary securitizations was $3.7 billion, comprised of $2.7 billion of Alt-A loans and $1.0 billion of Jumbo loans.

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

Active Pipeline

FHN accumulates the amount of repurchase requests, make-whole claims, and certain other related claims into the “active pipeline.” The active pipeline includes the amount of claims for loan repurchase, make-whole payments, loans as to which MI has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. MI was required for certain of the loans sold to GSEs or that were securitized. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline. Additionally, FHN is responsible for covering losses for purchasers to the extent there is a shortfall in MI insurance coverage (MI curtailment). Generally, the amount of a loan subject to a repurchase/make-whole claim, or with open MI issues, remains in the active pipeline throughout the resolution process with a claimant. During the last several years the active pipeline has steadily decreased, due in part to settlements and other resolutions, but also due to significant reductions in inflows. On March 31, 2017, the active pipeline was $49.4 million, down from $51.7 million on December 31, 2016.

The following table provides the number and unpaid principal amount of loans in the active repurchase request pipeline, including related unresolved MI notices and other requests as of March 31, 2017 and December 31, 2016:

Table 21—Active Pipeline

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Number	Amount	Number	Amount
Repurchase/make whole requests:
Agencies	18	$3,466	23	$4,196
Non-Agency whole loan-related	126	19,252	126	19,214
MI	135	21,637	147	23,171
Other requests (a)	37	5,045	37	5,122

Total	316	$49,400	333	$51,703

(a)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers.

On March 31, 2017, Agencies accounted for approximately 57 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. MI curtailment requests, the largest portion of the active pipeline, are intended only to cover the shortfall in MI insurance proceeds. As a result FHN’s loss from MI curtailments as a percentage of UPB generally is significantly lower than that of a repurchase or make-whole claim. At March 31, 2017, the active pipeline contained no loan repurchase or make-whole requests from the FH proprietary securitization trustee related to first lien mortgage loans based on claims related to breaches of representations and warranties related to origination.

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

Repurchase Accrual Approach

Repurchase/Make-whole and Damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs are significant components of FHN’s remaining repurchase liability as of March 31, 2017. Other components of that liability primarily relate to other whole loans sold, MI rescissions, and loans included in bulk servicing sales effected prior to the DRAs.

In determining the loss content of GSE loans subject to repurchase requests excluded from the DRAs (primarily loans included in bulk sales), FHN applies a vintage level estimate of loss to all loans sold to the GSEs that were not included in the settlements and which have not had a prior repurchase resolution. First, pre-payment, default, and claim rate estimates are applied by vintage to estimate the aggregate claims expected but not yet resolved. Historical loss factors for each sale vintage and repurchase rates are then applied to estimate total loss content. Loss content related to other whole loan sales is estimated by applying the historical average repurchase and loss severity rates to the current UPB in the active pipeline to calculate estimated losses attributable to the current pipeline. FHN then uses an internal model to calculate loss content by applying historical average repurchase and loss severity rates to historical average inflows. For purposes of estimating loss content, FHN also considers MI cancellations. When assessing loss content related to loans where MI has been cancelled, FHN applies historical loss factors (including repurchase rates and loss severity ratios) to the total unresolved MI cancellations in the active pipeline, as well as applying these factors to historical average inflows to estimate loss content. Additionally, FHN identifies estimated losses related to MI curtailment requests. Management also evaluates the nature of claims from purchasers and/or servicers of loans sold to determine if qualitative adjustments are appropriate.

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

The following table provides a rollforward of the legacy mortgage repurchase liability for the three months ended March 31, 2017 and 2016:

Table 22—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
Legacy Mortgage
Beginning balance	$65,309	$114,947
Provision/(provision credit) for repurchase and foreclosure losses	(238)	—
Net realized losses	(294)	(627)

Balance on March 31	$64,777	$114,320

Other FHN Mortgage Exposures

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At March 31, 2017, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described in Note 10 – Contingencies and Other Disclosures.

At March 31, 2017, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against loan originators and loan servicers, including FHN, outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.

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

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated other whole loans sold. At March 31, 2017, FHN’s repurchase and foreclosure liability included certain known exposures from other whole loans sold.

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

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS

FHN’s future results could be affected both positively and negatively by several known trends. Key among those are FHN’s strategic initiatives, changes in the U.S. economy and outlook, government actions affecting interest rates, and potential changes in federal policies. In addition, legacy matters in the non-strategic segment are likely to continue to impact FHN’s quarterly results in ways which are both difficult to predict and unrelated to current operations.

FHN has prioritized expense discipline to include reducing or controlling certain expenses and investing in revenue-producing activities and critical infrastructure. FHN has committed to organic growth through key hires, targeted incentives, and other traditional means. FHN has actively pursued acquisition opportunities while maintaining a disciplined approach to valuations; to date all which closed have been moderate in size. FHN has been and remains amenable to a much more impactful acquisition, including a merger of equals, if an appropriate opportunity can be found.

Performance by FHN, and the entire U.S. financial services industry, is affected considerably by the overall health of the U.S. economy. The most recent recession ended in 2009. Growth during the economic expansion since 2009 has been muted, compared to earlier recoveries, and somewhat inconsistent from one quarter to the next. Though the economic expansion is 8 years old, currently the U.S. economy does not appear to be weakening or falling back into recession. A continuation of the current expansion would support, rather than hinder, future loan and other financial activity growth by our customers.

The Federal Reserve has raised short term interest rates modestly in the past two years, and has signaled a willingness in 2017 to accelerate a transition to a more conventional interest rate environment, depending mainly upon economic data and trends. If the Fed in fact raises rates somewhat more quickly than in the past two years (because economic data shows continued or accelerated growth, for example), FHN’s net interest margin in the future is likely to continue 2016’s improving trend. A steep yield curve should also bolster activity within FHN’s Fixed Income business. However, if the data shows a risk of lower growth or recession, interest rates may stall or even fall, which would adversely impact FHN’s net interest margin. Falling and/or volatile interest rates, however, should enhance activity within FHN’s fixed income business. Also, if Fed actions cause long-term rates to rise slower than short-term rates, then the yield curve would flatten which would adversely impact FHN’s net interest margin.

FHN cannot predict the timing, resolution and effects of potential new legislation. The legislative actions which currently seem the most likely to be impactful to FHN include corporate tax reform, general regulatory reform, and financial regulatory reform, all of which can affect the overall economy and FHN customers.

Lastly, while FHN has made significant progress in resolving matters from the legacy mortgage business, several matters remain unresolved. The timing or financial impact of resolution of these matters, most of which are in litigation, cannot be predicted with accuracy. Accordingly, the non-strategic segment is expected to occasionally and unexpectedly impact FHN’s overall quarterly results negatively or positively with reserve accruals or releases. Also, although new legacy matters of significance arise at a much slower pace than in years past and some formerly common legal claims no longer can be made due to the passage of time, potential for new legacy matters remains.

Foreclosure Practices

All lenders are affected by the heightened regulation of servicing, foreclosure, and loss mitigation practices, at both federal and state levels, implemented since 2009. In addition, FHN retains exposure for potential deficiencies in servicing related to its legacy servicing business and subservicing arrangements. Further details regarding these legacy matters are provided in “Obligations from Legacy Mortgage Businesses – Overview – Servicing Obligations” under “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations.”

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 64 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE

Refer to Note 1 – Financial Information for a detail of accounting standards that have been issued but are not currently effective.

NON-GAAP INFORMATION

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 23—Non-GAAP to GAAP Reconciliation

	Three Months Ended March 31
(Dollars in thousands)	2017	2016
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$2,722,668	$2,644,374
Less: Average noncontrolling interest (a)	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624

(A) Total average common equity	$2,331,613	$2,253,319
Less: Average intangible assets (GAAP) (b)	211,757	216,855

(B) Average Tangible Common Equity (Non-GAAP)	$2,119,856	$2,036,464

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$219,073	$192,299

Ratios
(C)/(A) Return on average common equity (“ROE”) (GAAP) (c)	9.40%	8.53%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	10.33	9.44

(a)	Included in Total equity on the Consolidated Condensed Statements of Condition.
(b)	Includes Goodwill and other intangible assets, net of amortization.
(c)	Ratio is annualized net income available to common shareholders to average common equity.
(d)	Ratio is annualized net income available to common shareholders to average tangible common equity.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 91 of this report and the subsections entitled “Market Risk Management” beginning on page 91 and “Interest Rate Risk Management” beginning on page 92 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 40-46 of this report,

all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016, including in particular the section entitled “Risk Management” beginning on page 47 of that Report and the subsections entitled “Market Risk Management” beginning on page 48 and “Interest Rate Risk Management” appearing on pages 50-51 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 153-158 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 26 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)	Table 7 captioned “Issuer Purchases of Common Stock,” including the explanatory notes, which material is included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 76 of this report, is incorporated herein by reference.

Items 3, 4, and 5

Not applicable

Item 6.	Exhibits

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

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of May 3, 2017, by and among First Horizon National Corporation, Capital Bank Financial Corp., and Firestone Sub, Inc., incorporated by reference to Exhibit 2.1 to First Horizon’s Current Report on Form 8-K filed May 5, 2017.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Form of Grant Notice for Executive Performance Stock Units [2017]

10.2*	Form of Grant Notice for Executive Stock Options [2017]

10.3*	Form of Grant Notice for Executive Restricted Stock Units [2017]

10.4*	Sections of Director Policy pertaining to compensation

10.5	Form of Company Support Agreement, incorporated by reference to Exhibit 10.1 to First Horizon’s Current Report on Form 8-K filed May 5, 2017.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at March 31, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Condensed Statements of Equity for the Three Months Ended March 31, 2017 and 2016; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION (Registrant)

DATE: May 8, 2017	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
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

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of May 3, 2017, by and among First Horizon National Corporation, Capital Bank Financial Corp., and Firestone Sub, Inc., incorporated by reference to Exhibit 2.1 to First Horizon’s Current Report on Form 8-K filed May 5, 2017.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Form of Grant Notice for Executive Performance Stock Units [2017]

10.2*	Form of Grant Notice for Executive Stock Options [2017]

10.3*	Form of Grant Notice for Executive Restricted Stock Units [2017]

10.4*	Sections of Director Policy pertaining to compensation

10.5	Form of Company Support Agreement, incorporated by reference to Exhibit 10.1 to First Horizon’s Current Report on Form 8-K filed May 5, 2017.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at March 31, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Condensed Statements of Equity for the Three Months Ended March 31, 2017 and 2016; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase