Form 10-Q
period 2017-06-30
FIRST HORIZON NATIONAL CORP
filed 2017-08-08
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2017
Common Stock, $.625 par value	234,135,417

FIRST HORIZON NATIONAL CORPORATION

PART I.

FINANCIAL INFORMATION

This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)
	June 30	December 31
(Dollars in thousands, except per share amounts)	2017	2016
Assets:
Cash and due from banks	$387,053	$373,274
Federal funds sold	34,036	50,838
Securities purchased under agreements to resell (Note 15)	657,991	613,682

Total cash and cash equivalents	1,079,080	1,037,794

Interest-bearing cash	573,666	1,060,034
Trading securities	1,315,891	897,071
Loans held-for-sale (a)	432,771	111,248
Securities available-for-sale (Note 3)	3,949,592	3,943,499
Securities held-to-maturity (Note 3)	10,000	14,347
Loans, net of unearned income (Note 4) (b)	19,989,319	19,589,520
Less: Allowance for loan losses (Note 5)	197,257	202,068

Total net loans	19,792,062	19,387,452

Goodwill (Note 6)	236,335	191,371
Other intangible assets, net (Note 6)	45,121	21,017
Fixed income receivables	127,724	57,411
Premises and equipment, net (June 30, 2017 and December 31, 2016 include $5.0 million and $5.8 million, respectively, classified as held-for-sale)	292,463	289,385
Real estate acquired by foreclosure (c)	11,901	16,237
Derivative assets (Note 14)	91,653	121,654
Other assets	1,411,697	1,406,711

Total assets	$29,369,956	$28,555,231

Liabilities and equity:
Deposits:
Savings	$8,607,801	$9,428,197
Time deposits	1,373,618	1,355,133
Other interest-bearing deposits	6,049,345	5,948,439

Interest-bearing	16,030,764	16,731,769
Noninterest-bearing	6,302,585	5,940,594

Total deposits	22,333,349	22,672,363

Federal funds purchased	314,892	414,207
Securities sold under agreements to repurchase (Note 15)	743,684	453,053
Trading liabilities	555,793	561,848
Other short-term borrowings	1,044,658	83,177
Term borrowings	1,033,329	1,040,656
Fixed income payables	28,571	21,002
Derivative liabilities (Note 14)	92,717	135,897
Other liabilities	396,075	467,944

Total liabilities	26,543,068	25,850,147

Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock—Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share—(shares authorized—1,000; shares issued—1,000 on June 30, 2017 and December 31, 2016)	95,624	95,624
Common stock—$.625 par value (shares authorized—400,000,000; shares issued— 234,135,417 on June 30, 2017 and 233,623,686 on December 31, 2016)	146,336	146,015
Capital surplus	1,395,797	1,386,636
Undivided profits	1,131,162	1,029,032
Accumulated other comprehensive loss, net (Note 8)	(237,462)	(247,654)

Total First Horizon National Corporation Shareholders’ Equity	2,531,457	2,409,653

Noncontrolling interest	295,431	295,431

Total equity	2,826,888	2,705,084

Total liabilities and equity	$29,369,956	$28,555,231

See accompanying notes to consolidated condensed financial statements.

(a)	June 30, 2017 and December 31, 2016 include $15.1 million and $19.3 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.
(b)	June 30, 2017 and December 31, 2016 include $28.8 million and $28.5 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate properties in process of foreclosure.
(c)	June 30, 2017 and December 31, 2016 include $6.6 million and $8.1 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$192,580	$163,054	$373,044	$321,477
Interest on investment securities available-for-sale	25,657	23,953	51,292	48,427
Interest on investment securities held-to-maturity	132	198	329	395
Interest on loans held-for-sale	3,510	1,198	4,793	2,459
Interest on trading securities	9,418	8,020	15,771	15,771
Interest on other earning assets	4,044	953	8,923	2,511

Total interest income	235,341	197,376	454,152	391,040

Interest expense:
Interest on deposits:
Savings	11,194	4,146	20,404	8,336
Time deposits	2,918	2,474	5,751	4,797
Other interest-bearing deposits	5,074	2,526	9,217	4,830
Interest on trading liabilities	4,203	3,782	7,984	7,821
Interest on short-term borrowings	2,903	1,203	4,295	2,331
Interest on term borrowings	8,348	6,981	16,092	14,587

Total interest expense	34,640	21,112	63,743	42,702

Net interest income	200,701	176,264	390,409	348,338
Provision/(provision credit) for loan losses	(2,000)	4,000	(3,000)	7,000

Net interest income after provision/(provision credit) for loan losses	202,701	172,264	393,409	341,338

Noninterest income:
Fixed income	55,110	77,913	105,788	144,890
Deposit transactions and cash management	27,858	26,991	52,423	53,828
Brokerage, management fees and commissions	12,029	10,665	23,935	21,080
Trust services and investment management	7,698	7,224	14,351	13,789
Bankcard income	5,605	6,558	11,060	11,817
Bank-owned life insurance	4,351	3,743	7,598	7,132
Debt securities gains/(losses), net (Note 3 and Note 8)	405	—	449	1,654
Equity securities gains/(losses), net (Note 3)	—	99	—	19
All other income and commissions (Note 7)	14,617	12,321	29,008	25,610

Total noninterest income	127,673	145,514	244,612	279,819

Adjusted gross income after provision/(provision credit) for loan losses	330,374	317,778	638,021	621,157

Noninterest expense:
Employee compensation, incentives, and benefits	139,088	143,370	274,020	280,521
Occupancy	12,800	12,736	25,140	25,340
Computer software	12,285	11,226	23,084	22,813
Operations services	11,524	10,521	22,399	20,421
Professional fees	9,659	4,284	14,405	9,483
Equipment rentals, depreciation, and maintenance	7,036	7,182	13,387	13,341
FDIC premium expense	5,927	4,848	11,666	9,769
Communications and courier	4,117	3,039	7,917	6,789
Advertising and public relations	4,095	4,481	8,696	9,454
Legal fees	3,496	5,891	8,779	10,770
Contract employment and outsourcing	3,255	2,497	6,213	4,922
Amortization of intangible assets	1,964	1,299	3,196	2,599
Repurchase and foreclosure provision/(provision credit)	(21,733)	(31,400)	(21,971)	(31,400)
All other expense (Note 7)	24,404	46,848	43,191	68,927

Total noninterest expense	217,917	226,822	440,122	453,749

Income/(loss) before income taxes	112,457	90,956	197,899	167,408

Provision/(benefit) for income taxes	17,253	30,016	44,307	54,255

Net income/(loss)	$95,204	$60,940	$153,592	$113,153

Net income attributable to noncontrolling interest	2,852	2,852	5,672	5,703

Net income/(loss) attributable to controlling interest	$92,352	$58,088	$147,920	$107,450

Preferred stock dividends	1,550	1,550	3,100	3,100

Net income/(loss) available to common shareholders	$90,802	$56,538	$144,820	$104,350

Basic earnings/(loss) per share (Note 9)	$0.39	$0.24	$0.62	$0.45

Diluted earnings/(loss) per share (Note 9)	$0.38	$0.24	$0.61	$0.44

Weighted average common shares (Note 9)	233,482	231,573	233,280	233,112

Diluted average common shares (Note 9)	236,263	233,576	236,225	235,121

Cash dividends declared per common share	$0.09	$0.07	$0.18	$0.14

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2017	2016	2017	2016
Net income/(loss)	$95,204	$60,940	$153,592	$113,153
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	8,938	16,037	7,375	55,197
Net unrealized gains/(losses) on cash flow hedges	2,155	1,226	241	4,691
Net unrealized gains/(losses) on pension and other postretirement plans	1,403	844	2,576	1,970

Other comprehensive income/(loss)	12,496	18,107	10,192	61,858

Comprehensive income	107,700	79,047	163,784	175,011

Comprehensive income attributable to noncontrolling interest	2,852	2,852	5,672	5,703

Comprehensive income attributable to controlling interest	$104,848	$76,195	$158,112	$169,308

Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$5,543	$9,967	$4,573	$34,304
Net unrealized gains/(losses) on cash flow hedges	1,336	762	149	2,915
Net unrealized gains/(losses) on pension and other postretirement plans	870	525	1,597	1,225

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2017			2016
(Dollars in thousands except per share data) (Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,409,653	$295,431	$2,705,084	$2,344,155	$295,431	$2,639,586
Net income/(loss)	147,920	5,672	153,592	107,450	5,703	113,153
Other comprehensive income/(loss) (a)	10,192	—	10,192	61,858	—	61,858

Comprehensive income	158,112	5,672	163,784	169,308	5,703	175,011

Cash dividends declared:
Preferred stock ($3,100 per share for the six months ended June 30, 2017 and 2016)	(3,100)	—	(3,100)	(3,100)	—	(3,100)
Common stock ($.18 and $.14 per share for the six months ended June 30, 2017 and 2016, respectively)	(42,404)	—	(42,404)	(32,991)	—	(32,991)
Common stock repurchased (b)	(4,953)	—	(4,953)	(89,698)	—	(89,698)
Common stock issued for:
Stock options and restricted stock—equity awards	4,309	—	4,309	1,509	—	1,509
Stock-based compensation expense	9,840	—	9,840	7,796	—	7,796
Dividends declared—noncontrolling interest of subsidiary preferred stock	—	(5,672)	(5,672)	—	(5,703)	(5,703)
Tax benefit/(benefit reversal)—stock based compensation expense	—	—	—	(486)	—	(486)

Balance, June 30	$2,531,457	$295,431	$2,826,888	$2,396,493	$295,431	$2,691,924

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.
(b)	2016 includes $86.4 million repurchased under share repurchase programs.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2017	2016
Operating Activities
Net income/(loss)	$153,592	$113,153
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	(3,000)	7,000
Provision/(benefit) for deferred income taxes	(16,862)	34,366
Depreciation and amortization of premises and equipment	16,617	16,036
Amortization of intangible assets	3,196	2,599
Net other amortization and accretion	14,288	10,722
Net (increase)/decrease in derivatives	(13,683)	564
Repurchase and foreclosure provision/(provision credit)	(20,000)	(31,400)
(Gains)/losses and write-downs on other real estate, net	180	(788)
Litigation and regulatory matters	(753)	25,652
Stock-based compensation expense	9,840	7,796
Equity securities (gains)/losses, net	—	(19)
Debt securities (gains)/losses, net	(449)	(1,654)
Net (gains)/losses on sale/disposal of fixed assets	(71)	4,155
Loans held-for-sale:
Purchases and originations	(549,331)	(5,953)
Gross proceeds from settlements and sales	461,119	14,668
(Gain)/loss due to fair value adjustments and other	2,777	(349)
Net (increase)/decrease in:
Trading securities	(280,135)	(283,283)
Fixed income receivables	(70,313)	(156,279)
Interest receivable	(2,443)	6,751
Other assets	1,324	(36,559)
Net increase/(decrease) in:
Trading liabilities	(6,055)	223,521
Fixed income payables	(88,920)	67,328
Interest payable	1,303	(5,025)
Other liabilities	(52,669)	(36,422)

Total adjustments	(594,040)	(136,573)

Net cash provided/(used) by operating activities	(440,448)	(23,420)

Investing Activities
Available-for-sale securities:
Sales	63	1,543
Maturities	268,155	315,301
Purchases	(265,770)	(311,592)
Held-to-maturity securities:
Prepayments and maturities	4,740	—
Premises and equipment:
Sales	2,103	2,786
Purchases	(20,498)	(27,034)
Proceeds from sales of other real estate	7,340	18,095
Net (increase)/decrease in:
Loans	(404,379)	(921,015)
Interests retained from securitizations classified as trading securities	397	1,774
Interest-bearing cash	490,500	281,093
Cash (paid)/received for acquisition, net	(123,971)	—

Net cash provided/(used) by investing activities	(41,320)	(639,049)

Financing Activities
Common stock:
Stock options exercised	2,823	807
Cash dividends paid	(37,809)	(30,960)
Repurchase of shares (a)	(4,953)	(89,698)
Cash dividends paid—preferred stock—noncontrolling interest	(5,672)	(5,672)
Cash dividends paid—Series A preferred stock	(3,100)	(3,100)
Term borrowings:
Payments/maturities	(7,239)	(259,938)
Net increase/(decrease) in:
Deposits	(338,689)	663,246
Short-term borrowings	917,693	562,671

Net cash provided/(used) by financing activities	523,054	837,356

Net increase/(decrease) in cash and cash equivalents	41,286	174,887

Cash and cash equivalents at beginning of period	1,037,794	1,031,063

Cash and cash equivalents at end of period	$1,079,080	$1,205,950

Supplemental Disclosures
Total interest paid	$61,908	$47,355
Total taxes paid	21,805	11,334
Total taxes refunded	8,200	2,425
Transfer from loans to other real estate owned	3,184	4,297

Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	2016 includes $86.4 million repurchased under share repurchase programs.

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

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Under previous guidance, withholding of equity awards in excess of the minimum statutory requirement resulted in liability classification for the entire award. The related cash remittance by the employer for employee taxes is treated as a financing activity in the statement of cash flows. Transition to the new guidance was accomplished through a combination of retrospective (cash flows), cumulative-effect adjustment to equity (forfeitures) and prospective methodologies (tax windfalls and shortfalls). FHN estimates, based on currently enacted tax rates, that adoption of ASU 2016-09 in 2017 will result in an incremental effect on tax provision ranging from $2.0 million of tax benefit to $1.0 million of additional tax provision. The actual effects of adoption in 2017 will primarily depend upon the share price of the FHN’s common stock, which affects the vesting of certain performance awards, probability of exercise of certain stock options and the magnitude of windfalls for all awards upon either vesting or exercise. The effects on earnings per share calculations and election to account for forfeitures as incurred have not been significant.

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

Note 1 – Financial Information (Continued)

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

Note 1 – Financial Information (Continued)

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

Note 1 – Financial Information (Continued)

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which requires the disaggregation of the service cost component from the other components of net benefit cost for pension and postretirement plans. Service cost must be included in the same income statement line item as other compensation-related expenses. All other components of net benefit cost are required to be presented in the income statement separately from the service cost component, with disclosure of the line items where these amounts are recorded. The presentation requirements of ASU 2017-07 must be applied retrospectively and adoption is required for annual periods beginning after December 15, 2017, including interim periods within those annual periods. FHN’s disclosures for pension and postretirement costs provide details of the service cost and all other components for expenses recognized for its applicable benefit plans. These amounts are currently included in Employee compensation, incentives, and benefits expense in the Consolidated Condensed Statements of Income. Upon adoption of ASU 2017-07 FHN will reclassify the expense components

Note 1 – Financial Information (Continued)

other than service cost into All other expense and revise its disclosures accordingly. The amounts to be reclassified are presented in Note 11—Pension, Savings, and Other Employee Benefits in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and in Note 18—Pension, Savings, and Other Employee Benefits in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 2 – Acquisitions and Divestitures

On May 4, 2017, FHN and Capital Bank Financial Corp. (“Capital Bank” or “CBF”) announced that they had entered into an agreement and plan of merger. Under the agreement FHN will acquire Capital Bank, which is headquartered in Charlotte, North Carolina, and reported approximately $10 billion of assets at March 31, 2017. At the time of announcement Capital Bank operated 193 branches in North and South Carolina, Tennessee, Florida and Virginia. Collectively, Capital Bank shareholders will receive approximately $411 million in cash plus FHN common shares which are expected to represent approximately 29 percent of FHN’s outstanding common shares immediately after consummation of the merger. The total transaction value, measured at the time of announcement, was approximately $2.2 billion. The agreement calls for two members of Capital Bank’s board of directors to join FHN’s board after closing. The transaction is expected to close in fourth quarter 2017, subject to regulatory approvals, approval by shareholders of FHN and of Capital Bank, and other customary conditions.

On April 3, 2017, FTN Financial acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $131 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products, combined with FTN Financial’s existing SBA trading activities, have established an additional major product sector for FTN Financial.

The following schedule details acquired assets and liabilities and consideration paid, as well as preliminary adjustments to record the assets and liabilities at their estimated fair values as of April 3, 2017:

	Coastal Securities, Inc.
	Purchase Accounting/
(Dollars in thousands)	As Acquired	Fair Value Adjustments	As recorded by FHN
Assets:
Cash and due from banks	$7,502	$—	$7,502
Interest-bearing cash	4,132	—	4,132
Trading securities	423,662	(284,580)	139,082
Loans held-for-sale	—	236,088	236,088
Investment securities	—	1,413	1,413
Other intangible assets, net	—	27,300	27,300
Premises and equipment, net	1,229	—	1,229
Other assets	1,658	14	1,672

Total assets acquired	$438,183	$(19,765)	$418,418

Liabilities:
Securities sold under agreements to repurchase	$201,595	$—	$201,595
Other short-term borrowings	33,509	—	33,509
Fixed income payables	143,647	(47,158)	96,489
Other liabilities	958	(642)	316

Total liabilities assumed	379,709	(47,800)	331,909

Net Assets Acquired	$58,474	$28,035	86,509

Consideration paid:
Cash			(131,473)

Goodwill			$44,964

The valuation of other intangible assets, including customer relationships and noncompete agreements, are preliminary as management continues to review the valuation assumptions and methodologies for these assets. In relation to the acquisition,

Note 2 – Acquisitions and Divestitures (Continued)

FHN has recorded $45.0 million in goodwill, representing the excess of acquisition consideration over the estimated fair value of net assets acquired (refer to Note 6—Intangible Assets for additional information), and all of which is expected to be deductible for tax purposes. The goodwill is the result of adding an experienced workforce, establishing an additional major product sector for FTN Financial, expected synergies, and other factors. FHN’s operating results for 2017 include the operating results of the acquired assets and assumed liabilities of Coastal subsequent to the acquisition on April 3, 2017.

In second quarter 2016, FHN recognized $6.4 million of acquisition-related expenses primarily associated with the CBF and Coastal acquisitions. These expenses were primarily included in Professional fees, Legal fees, and Employee compensation, incentives and benefits on the Consolidated Condensed Statements of Income.

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

Note 3 – Investment Securities

The following tables summarize FHN’s investment securities on June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	2,130,894	13,160	(14,438)	2,129,616
Government agency issued collateralized mortgage obligations (“CMO”)	1,646,533	4,754	(19,464)	1,631,823
Equity and other (a)	186,892	—	(2)	186,890

	$3,964,419	$17,914	$(33,904)	3,948,429

AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (b)				1,163

Total securities available-for-sale (c)				$3,949,592

Securities held-to-maturity:
Corporate bonds	$10,000	$—	$(9)	$9,991

Total securities held-to-maturity	$10,000	$—	$(9)	$9,991

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million. The remainder is money market, mutual funds, and cost method investments.
(b)	SBA-interest only strips are recorded at elected fair value. See Note 16—Fair Value for additional information.
(c)	Includes $3.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	2,217,593	14,960	(23,866)	2,208,687
Government agency issued CMO	1,566,986	4,909	(23,937)	1,547,958
Equity and other (a)	186,756	—	(2)	186,754

Total securities available-for-sale (b)	$3,971,435	$19,869	$(47,805)	$3,943,499

Securities held-to-maturity:
States and municipalities	$4,347	$393	$—	$4,740
Corporate bonds	10,000	33	—	10,033

Total securities held-to-maturity	$14,347	$426	$—	$14,773

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million. The remainder is money market, mutual funds, and cost method investments.
(b)	Includes $3.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on June 30, 2017 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$100	$100
After 1 year; within 5 years	—	—	—	9
After 5 years; within 10 years	10,000	9,991	—	582
After 10 years	—	—	—	572

Subtotal	10,000	9,991	100	1,263

Government agency issued MBS and CMO (a)	—	—	3,777,427	3,761,439
Equity and other	—	—	186,892	186,890

Total	$10,000	$9,991	$3,964,419	$3,949,592

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The table below provides information on gross gains and gross losses from investment securities for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Gross gains on sales of securities	$405	$162	$449	$3,999
Gross (losses) on sales of securities	—	(63)	—	(2,326)

Net gain/(loss) on sales of securities (a) (b)	$405	$99	$449	$1,673

(a)	Cash proceeds from the sale of available for sale securities for the three and six months ended June 30, 2017 were $.1 million. Cash proceeds from the sale of available for sale securities for the three and six months ended June 30, 2016 were $.6 million and $1.5 million, respectively. Six months ended June 30, 2016 includes a $1.7 million gain from an exchange of approximately $294 million of AFS debt securities.
(b)	Three and six months ended June 30, 2017 includes a $.4 million gain associated with the call of a $4.4 million held-to-maturity municipal bond.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$981,771	$(14,899)	$128,377	$(4,565)	$1,110,148	$(19,464)
Government agency issued MBS	1,599,386	(14,438)	—	—	1,599,386	(14,438)

Total debt securities	2,581,157	(29,337)	128,377	(4,565)	2,709,534	(33,902)

Equity	7	(2)	—	—	7	(2)

Total temporarily impaired securities	$2,581,164	$(29,339)	$128,377	$(4,565)	$2,709,541	$(33,904)

Note 3 – Investment Securities (Continued)

	As of December 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$1,059,471	$(19,052)	$116,527	$(4,885)	$1,175,998	$(23,937)
Government agency issued MBS	1,912,126	(23,866)	—	—	1,912,126	(23,866)

Total debt securities	2,971,597	(42,918)	116,527	(4,885)	3,088,124	(47,803)

Equity	7	(2)	—	—	7	(2)

Total temporarily impaired securities	$2,971,604	$(42,920)	$116,527	$(4,885)	$3,088,131	$(47,805)

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

Note 4 – Loans

The following table provides the balance of loans, net of unearned income, by portfolio segment as of June 30, 2017 and December 31, 2016:

	June 30	December 31
(Dollars in thousands)	2017	2016
Commercial:
Commercial, financial, and industrial	$12,598,219	$12,148,087
Commercial real estate	2,211,996	2,135,523
Consumer:
Consumer real estate (a)	4,417,459	4,523,752
Permanent mortgage	408,095	423,125
Credit card & other	353,550	359,033

Loans, net of unearned income	$19,989,319	$19,589,520
Allowance for loan losses	197,257	202,068

Total net loans	$19,792,062	$19,387,452

(a)	Balances as of June 30, 2017 and December 31, 2016, include $28.8 million and $35.9 million of restricted real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

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

Concentrations

FHN has a concentration of residential real estate loans (24 percent of total loans), the majority of which is in the consumer real estate segment (22 percent of total loans). Loans to finance and insurance companies total $2.7 billion (22 percent of the C&I portfolio, or 14 percent of the total loans). FHN had loans to mortgage companies totaling $2.1 billion (17 percent of the C&I segment, or 10 percent of total loans) as of June 30, 2017. As a result, 39 percent of the C&I segment is sensitive to impacts on the financial services industry.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans

The following table presents a rollforward of the accretable yield for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Balance, beginning of period	$5,198	$8,958	$6,871	$8,542
Accretion	(919)	(996)	(1,770)	(2,147)
Adjustment for payoffs	(761)	(2,452)	(1,034)	(4,229)
Adjustment for charge-offs	—	(11)	—	(674)
Adjustment for pool excess recovery (a)	—	—	(222)	—
Increase/(decrease) in accretable yield (b)	409	705	114	4,712
Other	118	(33)	86	(33)

Balance, end of period	$4,045	$6,171	$4,045	$6,171

(a)	Represents the removal of accretable difference for the remaining loans in a pool which is now in a recovery state.
(b)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

At June 30, 2017, the ALLL related to PCI loans was $.5 million compared to $.7 million at December 31, 2016. A loan loss provision credit related to PCI loans of $.1 million was recognized during the three months ended June 30, 2017, as compared to $.4 million recognized during the three months ended June 30, 2016. The loan loss provision credit related to PCI loans of $.2 million was recognized during the six months ended June 30, 2017, as compared to $.3 million recognized during the six months ended June 30, 2016.

The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$21,143	$22,089	$40,368	$41,608
Commercial real estate	4,008	5,264	4,763	6,514
Consumer real estate	1,013	1,388	1,172	1,677
Credit card and other	55	63	52	64

Total	$26,219	$28,804	$46,355	$49,863

Note 4 – Loans (Continued)

Impaired Loans

The following tables provide information at June 30, 2017 and December 31, 2016, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPs valuation allowance have been excluded.

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$9,487	$16,604	$—	$10,419	$16,636	$—
Income CRE	—	—	—	—	—	—

Total	$9,487	$16,604	$—	$10,419	$16,636	$—

Consumer:
HELOC (a)	$9,937	$20,411	$—	$11,383	$21,662	$—
R/E installment loans (a)	3,933	4,960	—	3,957	4,992	—
Permanent mortgage (a)	5,904	8,739	—	5,311	7,899	—

Total	$19,774	$34,110	$—	$20,651	$34,553	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$25,411	$25,880	$2,716	$34,334	$34,470	$3,294
TRUPS	3,136	3,700	925	3,209	3,700	925
Income CRE	1,731	1,731	57	1,831	2,209	62
Residential CRE	1,293	1,761	119	1,293	1,761	132

Total	$31,571	$33,072	$3,817	$40,667	$42,140	$4,413

Consumer:
HELOC	$75,778	$78,449	$16,061	$84,711	$87,126	$15,927
R/E installment loans	48,351	49,143	11,088	53,409	54,559	12,875
Permanent mortgage	80,009	91,744	11,858	88,615	100,983	12,470
Credit card & other	360	360	161	306	306	133

Total	$204,498	$219,696	$39,168	$227,041	$242,974	$41,405

Total commercial	$41,058	$49,676	$3,817	$51,086	$58,776	$4,413

Total consumer	$224,272	$253,806	$39,168	$247,692	$277,527	$41,405

Total impaired loans	$265,330	$303,482	$42,985	$298,778	$336,303	$45,818

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	Three Months Ended June 30				Six Months Ended June 30
	2017		2016		2017		2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$9,941	$—	$13,333	$—	$10,174	$—	$11,278	$—
Income CRE	—	—	2,468	—	—	—	2,468	—

Total	$9,941	$—	$15,801	$—	$10,174	$—	$13,746	$—

Consumer:
HELOC (a)	$10,331	$—	$11,105	$—	$10,692	$—	$11,013	$—
R/E installment loans (a)	3,925	—	4,407	—	3,931	—	4,420	—
Permanent mortgage (a)	5,854	—	4,161	—	5,705	—	4,298	—

Total	$20,110	$—	$19,673	$—	$20,328	$—	$19,731	$—

Impaired loans with related allowance recorded:
Commercial:
General C&I	$28,402	$189	$31,333	$292	$30,632	$403	$28,127	$379
TRUPS	3,160	—	3,291	—	3,178	—	3,307	—
Income CRE	1,767	14	4,780	20	1,792	28	4,959	40
Residential CRE	1,293	5	1,376	6	1,293	10	1,386	12

Total	$34,622	$208	$40,780	$318	$36,895	$441	$37,779	$431

Consumer:
HELOC	$78,608	$577	$88,299	$494	$80,841	$1,141	$88,439	$981
R/E installment loans	49,373	317	58,923	345	50,637	635	59,447	662
Permanent mortgage	81,475	574	92,218	541	83,626	1,189	93,725	1,058
Credit card & other	315	3	351	3	301	5	355	6

Total	$209,771	$1,471	$239,791	$1,383	$215,405	$2,970	$241,966	$2,707

Total commercial	$44,563	$208	$56,581	$318	$47,069	$441	$51,525	$431

Total consumer	$229,881	$1,471	$259,464	$1,383	$235,733	$2,970	$261,697	$2,707

Total impaired loans	$274,444	$1,679	$316,045	$1,701	$282,802	$3,411	$313,222	$3,138

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

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

Note 4 – Loans (Continued)

expected recovery based on collateral type in the event a loan defaults. See Note 5 – Allowance for Loan Losses for further discussion on the credit grading system.

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$599,112	$—	$—	$1,342	$—	$600,454	4%	$93
2	912,224	—	—	11,375	77	923,676	6	432
3	482,603	615,227	—	154,399	41	1,252,270	8	294
4	952,746	455,459	—	250,107	217	1,658,529	11	941
5	1,431,131	209,681	—	462,468	248	2,103,528	14	8,023
6	1,575,587	464,550	—	392,030	6,480	2,438,647	17	10,258
7	1,559,070	170,351	—	412,035	3,312	2,144,768	15	13,480
8	1,061,919	89,754	—	298,308	5,432	1,455,413	10	23,210
9	491,733	62,426	—	66,838	5,013	626,010	4	10,802
10	363,620	3,583	—	47,567	8,123	422,893	3	9,243
11	214,592	—	—	44,301	3,183	262,076	2	7,522
12	180,210	21,691	—	13,000	2,742	217,643	1	7,684
13	107,024	—	304,236	6,688	111	418,059	3	3,821
14,15,16	210,344	40	—	8,531	979	219,894	1	23,083

Collectively evaluated for impairment	10,141,915	2,092,762	304,236	2,168,989	35,958	14,743,860	99	118,886
Individually evaluated for impairment	34,897	—	3,137	1,731	1,293	41,058	1	3,817
Purchased credit-impaired loans	21,272	—	—	3,974	51	25,297	—	146

Total commercial loans	$10,198,084	$2,092,762	$307,373	$2,174,694	$37,302	$14,810,215	100%	$122,849

Note 4 – Loans (Continued)

	December 31, 2016
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$465,179	$—	$—	$1,078	$—	$466,257	3%	$77
2	791,183	—	—	11,742	87	803,012	6	403
3	491,386	462,486	—	153,670	—	1,107,542	8	304
4	978,282	332,107	—	222,422	—	1,532,811	11	953
5	1,232,401	275,209	—	365,653	702	1,873,965	13	6,670
6	1,540,519	614,109	—	338,344	9,338	2,502,310	17	10,403
7	1,556,117	317,283	—	352,390	2,579	2,228,369	16	14,010
8	963,359	30,974	—	425,503	2,950	1,422,786	10	25,986
9	611,774	4,299	—	105,277	4,417	725,767	5	13,857
10	355,359	8,663	—	50,484	9,110	423,616	3	8,400
11	238,230	—	—	20,600	6,541	265,371	2	6,556
12	170,531	—	—	15,395	4,168	190,094	1	6,377
13	121,276	—	304,236	6,748	311	432,571	3	4,225
14,15,16	194,572	59	—	16,313	1,659	212,603	1	20,297

Collectively evaluated for impairment	9,710,168	2,045,189	304,236	2,085,619	41,862	14,187,074	99	118,518
Individually evaluated for impairment	44,753	—	3,209	1,831	1,293	51,086	1	4,413
Purchased credit-impaired loans	40,532	—	—	4,583	335	45,450	—	319

Total commercial loans	$9,795,453	$2,045,189	$307,445	$2,092,033	$43,490	$14,283,610	100%	$123,250

(a)	Balances as of June 30, 2017 and December 31, 2016, presented net of a $25.5 million valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

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

The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	57.9%	71.2%	44.5%	56.9%	70.3%	45.0%
FICO score 720-739	8.8	7.8	11.2	8.8	8.3	9.5
FICO score 700-719	8.3	6.8	11.5	8.6	6.8	9.2
FICO score 660-699	12.7	8.7	15.4	13.2	8.4	17.1
FICO score 620-659	5.2	3.0	8.2	5.6	3.5	9.1
FICO score less than 620 (a)	7.1	2.5	9.2	6.9	2.7	10.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans

The following table reflects accruing and non-accruing loans by class on June 30, 2017:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$10,151,612	$3,277	$69	$10,154,958	$8,864	$1,925	$11,065	$21,854	$10,176,812
Loans to mortgage companies	2,092,722	—	—	2,092,722	—	—	40	40	2,092,762
TRUPS (a)	304,236	—	—	304,236	—	—	3,137	3,137	307,373
Purchased credit-impaired loans	21,046	15	211	21,272	—	—	—	—	21,272

Total commercial (C&I)	12,569,616	3,292	280	12,573,188	8,864	1,925	14,242	25,031	12,598,219

Commercial real estate:
Income CRE	2,169,748	117	—	2,169,865	111	—	744	855	2,170,720
Residential CRE	36,456	—	—	36,456	—	—	795	795	37,251
Purchased credit-impaired loans	3,997	28	—	4,025	—	—	—	—	4,025

Total commercial real estate	2,210,201	145	—	2,210,346	111	—	1,539	1,650	2,211,996

Consumer real estate:
HELOC	1,449,129	14,514	9,440	1,473,083	42,500	3,926	8,302	54,728	1,527,811
R/E installment loans	2,856,164	7,465	4,175	2,867,804	16,436	1,547	2,464	20,447	2,888,251
Purchased credit-impaired loans	1,168	133	96	1,397	—	—	—	—	1,397

Total consumer real estate	4,306,461	22,112	13,711	4,342,284	58,936	5,473	10,766	75,175	4,417,459

Permanent mortgage	369,803	3,334	7,154	380,291	13,241	1,522	13,041	27,804	408,095

Credit card & other:
Credit card	182,539	1,316	1,173	185,028	—	—	—	—	185,028
Other	167,580	672	85	168,337	—	—	130	130	168,467
Purchased credit-impaired loans	55	—	—	55	—	—	—	—	55

Total credit card & other	350,174	1,988	1,258	353,420	—	—	130	130	353,550

Total loans, net of unearned income	$19,806,255	$30,871	$22,403	$19,859,529	$81,152	$8,920	$39,718	$129,790	$19,989,319

(a)	TRUPS is presented net of the valuation allowance of $25.5 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2016:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$9,720,231	$5,199	$23	$9,725,453	$16,106	$374	$12,988	$29,468	$9,754,921
Loans to mortgage companies	2,041,408	3,722	—	2,045,130	—	—	59	59	2,045,189
TRUPS (a)	304,236	—	—	304,236	—	—	3,209	3,209	307,445
Purchased credit-impaired loans	40,113	185	234	40,532	—	—	—	—	40,532

Total commercial (C&I)	12,105,988	9,106	257	12,115,351	16,106	374	16,256	32,736	12,148,087

Commercial real estate:
Income CRE	2,085,455	14	—	2,085,469	232	460	1,289	1,981	2,087,450
Residential CRE	42,182	178	—	42,360	—	—	795	795	43,155
Purchased credit-impaired loans	4,809	109	—	4,918	—	—	—	—	4,918

Total commercial real estate	2,132,446	301	—	2,132,747	232	460	2,084	2,776	2,135,523

Consumer real estate:
HELOC	1,602,640	17,997	10,859	1,631,496	46,964	4,201	8,922	60,087	1,691,583
R/E installment loans	2,794,866	7,844	5,158	2,807,868	17,989	2,383	2,353	22,725	2,830,593
Purchased credit-impaired loans	1,319	164	93	1,576	—	—	—	—	1,576

Total consumer real estate	4,398,825	26,005	16,110	4,440,940	64,953	6,584	11,275	82,812	4,523,752

Permanent mortgage	385,972	4,544	5,428	395,944	11,867	2,194	13,120	27,181	423,125

Credit card & other:
Credit card	188,573	1,622	1,456	191,651	—	—	—	—	191,651
Other	166,062	992	134	167,188	—	—	142	142	167,330
Purchased credit-impaired loans	52	—	—	52	—	—	—	—	52

Total credit card & other	354,687	2,614	1,590	358,891	—	—	142	142	359,033

Total loans, net of unearned income	$19,377,918	$42,570	$23,385	$19,443,873	$93,158	$9,612	$42,877	$145,647	$19,589,520

(a)	TRUPS is presented net of the valuation allowance of $25.5 million.

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

On June 30, 2017 and December 31, 2016, FHN had $252.7 million and $285.2 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $42.1 million, or 17 percent as of June 30, 2017, and $44.9 million, or 16 percent as of December 31, 2016. Additionally, $66.1 million and $69.3 million of loans held-for-sale as of June 30, 2017 and December 31, 2016, respectively, were classified as TDRs.

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	1	$815	$799	2	$842	$836

Total commercial (C&I)	1	815	799	2	842	836

Consumer real estate:
HELOC	27	2,293	2,270	62	4,882	4,743
R/E installment loans	14	799	782	28	1,756	1,684

Total consumer real estate	41	3,092	3,052	90	6,638	6,427

Permanent mortgage	4	699	693	9	2,009	1,996
Credit card & other	23	144	140	29	165	160

Total troubled debt restructurings	69	$4,750	$4,684	130	$9,654	$9,419

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	4	$19,175	$18,067	5	$19,883	$18,775

Total commercial (C&I)	4	19,175	18,067	5	19,883	18,775

Consumer real estate:
HELOC	53	5,258	5,246	152	12,698	12,616
R/E installment loans	19	3,326	3,614	34	4,224	4,509

Total consumer real estate	72	8,584	8,860	186	16,922	17,125

Permanent mortgage	4	841	840	4	841	840
Credit card & other	1	2	2	5	21	20

Total troubled debt restructurings	81	$28,602	$27,769	200	$37,667	$36,760

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and six months ended June 30, 2017 and 2016, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	2	$2,228	3	$8,007

Total commercial (C&I)	2	2,228	3	8,007

Consumer real estate:
HELOC	—	—	4	685
R/E installment loans	—	—	—	—

Total consumer real estate	—	—	4	685

Permanent mortgage	1	538	1	538
Credit card & other	1	11	3	18

Total troubled debt restructurings	4	$2,777	11	$9,248

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	—	$—

Total commercial (C&I)	—	—	—	—

Consumer real estate:
HELOC	1	102	2	138
R/E installment loans	1	180	1	180

Total consumer real estate	2	282	3	318

Permanent mortgage	—	—	—	—
Credit card & other	—	—	—	—

Total troubled debt restructurings	2	$282	3	$318

Note 5 – Allowance for Loan Losses

The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The current economic conditions and trends, performance of the housing market, unemployment levels, labor participation rate, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note 5—Allowance for Loan Losses in the Notes to Consolidated Financial Statements on FHN’s Form 10-K for the year ended December 31, 2016, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of April 1, 2017	$93,107	$30,888	$49,680	$15,893	$12,400	$201,968
Charge-offs	(1,865)	(20)	(3,951)	(843)	(3,151)	(9,830)
Recoveries	600	140	5,143	488	748	7,119
Provision/(provision credit) for loan losses	537	(538)	(4,803)	860	1,944	(2,000)

Balance as of June 30, 2017	92,379	30,470	46,069	16,398	11,941	197,257

Balance as of January 1, 2017	$89,398	$33,852	$50,357	$16,289	$12,172	$202,068
Charge-offs	(2,465)	(20)	(7,800)	(1,326)	(6,632)	(18,243)
Recoveries	2,276	361	10,819	1,391	1,585	16,432
Provision/(provision credit) for loan losses	3,170	(3,723)	(7,307)	44	4,816	(3,000)

Balance as of June 30, 2017	92,379	30,470	46,069	16,398	11,941	197,257

Allowance—individually evaluated for impairment	3,641	176	27,149	11,858	161	42,985
Allowance—collectively evaluated for impairment	88,609	30,277	18,536	4,540	11,780	153,742
Allowance—purchased credit-impaired loans	129	17	384	—	—	530
Loans, net of unearned as of June 30, 2017:
Individually evaluated for impairment	38,034	3,024	137,999	85,913	360	265,330
Collectively evaluated for impairment	12,538,913	2,204,947	4,278,063	322,182	353,135	19,697,240
Purchased credit-impaired loans	21,272	4,025	1,397	—	55	26,749

Total loans, net of unearned income	$12,598,219	$2,211,996	$4,417,459	$408,095	$353,550	$19,989,319

Balance as of April 1, 2016	$80,887	$25,626	$67,321	$18,754	$11,446	$204,034
Charge-offs	(7,869)	(51)	(6,582)	(349)	(3,445)	(18,296)
Recoveries	1,602	909	6,082	484	992	10,069
Provision/(provision credit) for loan losses	6,352	3,780	(7,740)	(1,289)	2,897	4,000

Balance as of June 30, 2016	80,972	30,264	59,081	17,600	11,890	199,807

Balance as of January 1, 2016	$73,637	$25,159	$80,614	$18,947	$11,885	$210,242
Charge-offs	(14,394)	(693)	(13,508)	(461)	(6,852)	(35,908)
Recoveries	2,382	1,131	11,817	1,263	1,880	18,473
Provision/(provision credit) for loan losses	19,347	4,667	(19,842)	(2,149)	4,977	7,000

Balance as of June 30, 2016	80,972	30,264	59,081	17,600	11,890	199,807

Allowance—individually evaluated for impairment	4,076	434	31,911	15,583	147	52,151
Allowance—collectively evaluated for impairment	76,786	29,449	26,834	2,017	11,743	146,829
Allowance—purchased credit-impaired loans	110	381	336	—	—	827
Loans, net of unearned as of June 30, 2016:
Individually evaluated for impairment	51,447	8,298	163,339	95,882	356	319,322
Collectively evaluated for impairment	11,117,452	1,951,306	4,475,856	343,132	360,275	18,248,021
Purchased credit-impaired loans	10,546	9,808	1,584	—	56	21,994

Total loans, net of unearned income	$11,179,445	$1,969,412	$4,640,779	$439,014	$360,687	$18,589,337

Note 6 – Intangible Assets

The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$16,850	$(5,677)	$11,173	$16,850	$(4,721)	$12,129
Customer relationships (a)	76,865	(48,274)	28,591	54,865	(46,302)	8,563
Other (a) (b)	5,622	(265)	5,357	555	(230)	325

Total	$99,337	$(54,216)	$45,121	$72,270	$(51,253)	$21,017

(a)	2017 increase associated with the Coastal acquisition.
(b)	Balance primarily includes noncompete covenants, as well as $322 thousand related to state banking licenses not subject to amortization.

Amortization expense was $2.0 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $3.2 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2017	$3,929
2018	7,483
2019	7,179
2020	4,303
2021	4,123
2022	3,356

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of June 30, 2017 and December 31, 2016. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2015	$93,303	$98,004	$191,307

Additions	—	—	—

June 30, 2016	$93,303	$98,004	$191,307

December 31, 2016	$93,367	$98,004	$191,371

Additions (a)	—	44,964	44,964

June 30, 2017	$93,367	$142,968	$236,335

(a) See Note 2—Acquisitions and Divestitures for further details regarding goodwill related to acquisitions.

Note 7 – Other Income and Other Expense

Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
All other income and commissions:
Other service charges	$3,109	$2,996	$6,093	$5,709
ATM interchange fees	3,083	2,879	5,861	5,837
Deferred compensation	1,491	795	3,318	1,124
Electronic banking fees	1,306	1,381	2,629	2,778
Mortgage banking	1,268	598	2,529	1,871
Letter of credit fees	1,122	1,115	2,158	2,176
Insurance commissions	592	552	1,475	1,039
Other	2,646	2,005	4,945	5,076

Total	$14,617	$12,321	$29,008	$25,610

All other expense:
Travel and entertainment	$3,162	$2,495	$5,510	$4,557
Other insurance and taxes	2,443	3,014	4,833	6,327
Customer relations	1,543	1,483	2,879	3,362
Employee training and dues	1,453	1,338	2,996	2,728
Supplies	1,093	930	1,956	1,956
Tax credit investments	942	831	1,884	1,537
Miscellaneous loan costs	699	565	1,321	1,282
Litigation and regulatory matters	533	26,000	241	25,525
Foreclosed real estate	446	(432)	650	(690)
Other	12,090	10,624	20,921	22,343

Total	$24,404	$46,848	$43,191	$68,927

Note 8 – Components of Other Comprehensive Income/(loss)

The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2017	$(18,795)	$(3,179)	$(227,984)	$(249,958)
Net unrealized gains/(losses)	9,188	3,059	—	12,247
Amounts reclassified from AOCI	(250)	(904)	1,403	249

Other comprehensive income/(loss)	8,938	2,155	1,403	12,496

Balance as of June 30, 2017	$(9,857)	$(1,024)	$(226,581)	$(237,462)

Balance as of January 1, 2017	$(17,232)	$(1,265)	$(229,157)	$(247,654)
Net unrealized gains/(losses)	7,652	1,997	—	9,649
Amounts reclassified from AOCI	(277)	(1,756)	2,576	543

Other comprehensive income/(loss)	7,375	241	2,576	10,192

Balance as of June 30, 2017	$(9,857)	$(1,024)	$(226,581)	$(237,462)

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2016	$42,554	$3,465	$(216,460)	$(170,441)
Net unrealized gains/(losses)	16,037	1,600	—	17,637
Amounts reclassified from AOCI	—	(374)	844	470

Other comprehensive income/(loss)	16,037	1,226	844	18,107

Balance as of June 30, 2016	$58,591	$4,691	$(215,616)	$(152,334)

Balance as of January 1, 2016	$3,394	$—	$(217,586)	$(214,192)
Net unrealized gains/(losses)	56,217	5,439	—	61,656
Amounts reclassified from AOCI	(1,020)	(748)	1,970	202

Other comprehensive income/(loss)	55,197	4,691	1,970	61,858

Balance as of June 30, 2016	$58,591	$4,691	$(215,616)	$(152,334)

Note 8 – Components of Other Comprehensive Income/(loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
Details about AOCI	2017	2016	2017	2016	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$(405)	$—	$(449)	$(1,654)	Debt securities gains/(losses), net
Tax expense/(benefit)	155	—	172	634	Provision/(benefit) for income taxes

	(250)	—	(277)	(1,020)

Cash flow hedges:
Realized (gains)/losses on cash flow hedges	(1,465)	(607)	(2,845)	(1,213)	Interest and fees on loans
Tax expense/(benefit)	561	233	1,089	465	Provision/(benefit) for income taxes

	(904)	(374)	(1,756)	(748)

Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	2,273	1,369	4,173	3,195	Employee compensation, incentives, and benefits
Tax expense/(benefit)	(870)	(525)	(1,597)	(1,225)	Provision/(benefit) for income taxes

	1,403	844	2,576	1,970

Total reclassification from AOCI	$249	$470	$543	$202

Note 9 – Earnings Per Share

The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Net income/(loss)	$95,204	$60,940	$153,592	$113,153
Net income attributable to noncontrolling interest	2,852	2,852	5,672	5,703

Net income/(loss) attributable to controlling interest	92,352	58,088	147,920	107,450
Preferred stock dividends	1,550	1,550	3,100	3,100

Net income/(loss) available to common shareholders	$90,802	$56,538	$144,820	$104,350

Weighted average common shares outstanding—basic	233,482	231,573	233,280	233,112
Effect of dilutive securities	2,781	2,003	2,945	2,009

Weighted average common shares outstanding—diluted	236,263	233,576	236,225	235,121

Net income/(loss) per share available to common shareholders	$0.39	$0.24	$0.62	$0.45

Diluted income/(loss) per share available to common shareholders	$0.38	$0.24	$0.61	$0.44

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in thousands)	2017	2016	2017	2016
Stock options excluded from the calculation of diluted EPS	2,721	3,842	2,512	3,804
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$25.24	$22.68	$25.85	$23.06
Other equity awards excluded from the calculation of diluted EPS	482	959	247	867

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

FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2017, the aggregate amount of liabilities established for all such loss contingency matters was $1.1 million. These liabilities are separate from those discussed under the heading “Repurchase and Foreclosure Liability” below.

In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2017, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $52 million.

Note 10 – Contingencies and Other Disclosures (Continued)

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

Material Matters

FHN, along with multiple co-defendants, is defending lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations were sold to them were materially deficient. One of those matters is viewed as material currently: Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiff in that suit claims to have purchased (and later sold) certificates totaling $83.4 million, relating to a number of separate securitizations. Plaintiff demands damages and prejudgment interest, among several remedies sought. The current RPL estimate for this matter is subject to significant uncertainties regarding: the dollar amounts claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions; the availability of significantly dispositive defenses; and the incomplete status of the discovery process. Additional information concerning FHN’s former mortgage businesses is provided below in “Obligations from Legacy Mortgage Businesses.”

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

FHN has additional potential exposures related to its former mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere subpoenas or other requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in loan repurchases or make-whole payments and could be included in the repurchase liability, including indemnity payments, discussed below, and some might eventually result in damages or other litigation-oriented liability, but none are included in the material loss contingency liabilities mentioned above or in the RPL range mentioned above. Additional information concerning such exposures is provided below in “Obligations from Legacy Mortgage Businesses.”

Matters Related to Capital Bank Financial Transaction

On July 14, 2017, a complaint captioned Robert Garfield v. First Horizon National Corporation, et al., No. CH-17-1022, was filed on behalf of a putative class of FHN shareholders against FHN, its directors, and Capital Bank Financial Corp. (“Capital Bank Financial”) in the Court of Chancery of Shelby County, Tennessee (30th Judicial District), in connection with FHN’s agreement to acquire Capital Bank Financial by merger. The complaint alleges, among other things, that the FHN director defendants breached their fiduciary duties by approving the merger, that Capital Bank Financial aided and abetted such breaches, and that FHN, its directors, and Capital Bank Financial failed to disclose material information in connection with the merger. The complaint seeks, among other things, an order enjoining the merger, as well as other equitable relief and/or money damages, interest, costs, fees (including attorneys’ fees), and expenses.

Note 10 – Contingencies and Other Disclosures (Continued)

In addition, Capital Bank Financial and the individual members of the Capital Bank Financial board of directors have been named as defendants in three substantially similar putative derivative and class action lawsuits filed by alleged shareholders of Capital Bank Financial. These actions are captioned: (1) Bushansky v. Capital Bank Financial Corp., et al., No. 3:17-cv-00422 (W.D. North Carolina filed July 17, 2017); (2) Parshall v. Capital Bank Financial Corp., et al., No. 3:17-cv-00428 (W.D. North Carolina filed July 19, 2017); and (3) Catherine McNamara v. Capital Bank Financial Corp., et al., No. 3:17-cv-00439 (W.D. North Carolina filed July 25, 2017). The Parshall complaint also names FHN as a defendant. The three complaints allege that the registration statement on Form S-4 which FHN filed on June 29, 2017 omits and/or misrepresents material information which renders it false and misleading. Specifically, the complaints allege that the registration statement omits material information regarding (i) the financial projections of Capital Bank Financial, FHN, and the pro forma combined company; (ii) material information regarding the engagement of an investment banker; (iii) the holdings of certain investment bankers in Capital Bank Financial and FHN; and (iv) certain provisions of non-disclosure agreements between Capital Bank Financial and prospective bidders, which included FHN. The complaints further allege that an investment banker’s valuation analyses and fairness opinion were misleading. The complaints seek, among other things, an order enjoining the merger, as well as other equitable relief and/or money damages, interest, costs, fees (including attorneys’ fees) and expenses.

The outcome of these pending matters, and any additional future litigation concerning FHN’s transaction with Capital Bank Financial, is uncertain. Any of these suits, if fully or partially successful, could prevent or delay completion of the transaction and could result in substantial costs to FHN, including any costs associated with the indemnification of FHN’s directors and officers and, after the transaction closes, indemnification of Capital Bank Financial’s directors and officers.

Material Gain Contingency Matter

In second quarter 2015 FHN reached an agreement with DOJ and HUD to settle potential claims related to FHN’s underwriting and origination of loans insured by FHA. Under that agreement FHN paid $212.5 million. FHN believes that certain insurance policies, having an aggregate policy limit of $75 million, provide coverage for FHN’s losses and related costs. The insurers have denied and/or reserved rights to deny coverage. FHN sued the insurers to enforce the policies under Tennessee law. The trial court granted summary judgment to the defendants, and FHN has appealed. In connection with this litigation FHN seeks to partly recoup previously recognized expenses associated with the settled matter. Under applicable financial accounting guidance FHN has determined that although material gain from this litigation is not probable, there is a reasonably possible (more than remote) chance of a material gain outcome for FHN. FHN cannot determine a probable outcome that may result from this matter because of the uncertainty of the potential outcomes of the legal proceedings and also due to significant uncertainties regarding: legal interpretation of the relevant contracts; potential remedies that might be available or awarded; and the ultimate effect of counterclaims asserted by the defendants. Additional information concerning FHN’s former mortgage businesses is provided below in “Obligations from Legacy Mortgage Businesses.”

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

Note 10 – Contingencies and Other Disclosures (Continued)

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

Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, and certain related exposures and has accrued for losses of $35.3 million and $66.0 million as of June 30, 2017 and December 31, 2016, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The decline in the repurchase and foreclosure liability since year-end is the result of the settlement of certain repurchase claims. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

Other FHN Mortgage Exposures

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At June 30, 2017, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described above.

Note 10 – Contingencies and Other Disclosures (Continued)

At June 30, 2017, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.

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

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated other whole loans sold, including one of the material matters mentioned above. At June 30, 2017, FHN’s repurchase and foreclosure liability considered certain known exposures from other whole loans sold.

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

Note 10 – Contingencies and Other Disclosures (Continued)

Conversion of these shares into Class A shares of Visa is prohibited until the final resolution of the covered litigation. In conjunction with the prior sales of Visa Class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio is adjusted when Visa deposits funds into the escrow account to cover certain litigation. As of June 30, 2017 and December 31, 2016, the derivative liabilities were $5.7 million and $6.2 million, respectively.

In July 2012, Visa and MasterCard announced a joint settlement (the “Settlement”) related to the Payment Card Interchange matter, one of the Covered Litigation matters. Based on the amount of the Settlement attributable to Visa and an assessment of FHN’s contingent liability accrued for Visa litigation matters, the Settlement did not have a material impact on FHN. The Settlement was vacated upon appeal in June 2016 and the Supreme Court declined to hear the case in March 2017. Accordingly, the outcome of this matter remains uncertain. Additionally, other Covered Litigation matters are also pending judicial resolution. So long as any Covered Litigation matter remains pending, FHN’s ability to transfer its Visa holdings is restricted, with limited exceptions.

FHN now holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. As of June 30, 2017, the conversion ratio is 165 percent reflecting a Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this conversion ratio by an amount that is not determinable at present. Based on the closing price on June 30, 2017, assuming conversion into Class A shares at the current conversion ratio, FHN’s Visa holdings would have a value of approximately $172 million. Recognition of this value is dependent upon the final resolution of the remainder of Visa’s Covered Litigation matters without further reduction of the conversion ratio.

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

Note 11 – Pension, Savings, and Other Employee Benefits

Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN contributed $165 million to the qualified pension plan in third quarter 2016. The contribution had no effect on FHN’s 2016 Consolidated Statements of Income. FHN did not make any contributions to the qualified pension plan in the first half of 2017. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan for the remainder of 2017.

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

Savings plan. FHN provides all qualifying full-time employees with the opportunity to participate in FHN’s tax qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, FHN provides a 100 percent match for the first 6 percent of salary deferred, with company matching contributions invested according to a participant’s current investment elections. Through a non-qualified savings restoration plan, FHN provides a restorative benefit to certain highly-compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.

Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants. FHN’s postretirement benefits include certain prescription drug benefits.

The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$10	$10	$27	$27
Interest cost	7,380	7,882	325	317
Expected return on plan assets	(8,890)	(9,772)	(237)	(229)
Amortization of unrecognized:
Prior service cost/(credit)	13	50	24	42
Actuarial (gain)/loss	2,380	2,067	(143)	(232)

Net periodic benefit cost/(credit)	$893	$237	$(4)	$(75)

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$19	$20	$54	$55
Interest cost	14,759	15,764	651	634
Expected return on plan assets	(17,781)	(19,545)	(474)	(458)
Amortization of unrecognized:
Prior service cost/(credit)	26	99	48	85
Actuarial (gain)/loss	4,760	4,135	(285)	(465)

Net periodic benefit cost/(credit)	$1,783	$473	$(6)	$(149)

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

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments which could change historical segment results. Business segment revenue, expense, asset, and equity levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, to an extent they are subjective. Generally, all assignments and allocations have been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and average assets for each segment for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Consolidated
Net interest income	$200,701	$176,264	$390,409	$348,338
Provision/(provision credit) for loan losses	(2,000)	4,000	(3,000)	7,000
Noninterest income	127,673	145,514	244,612	279,819
Noninterest expense	217,917	226,822	440,122	453,749

Income/(loss) before income taxes	112,457	90,956	197,899	167,408
Provision/(benefit) for income taxes (a)	17,253	30,016	44,307	54,255

Net income/(loss)	$95,204	$60,940	$153,592	$113,153

Average assets	$28,876,350	$26,828,548	$28,841,422	$26,723,621

Note 12 – Business Segment Information (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Regional Banking
Net interest income	$201,997	$178,318	$395,386	$350,627
Provision/(provision credit) for loan losses	260	10,883	3,358	25,651
Noninterest income	64,737	61,275	123,713	120,551
Noninterest expense	152,659	164,524	300,723	309,920

Income/(loss) before income taxes	113,815	64,186	215,018	135,607
Provision/(benefit) for income taxes	41,136	22,333	77,724	47,709

Net income/(loss)	$72,679	$41,853	$137,294	$87,898

Average assets	$18,431,757	$16,575,643	$18,194,854	$16,260,417

Fixed Income
Net interest income	$4,979	$3,146	$6,130	$5,813
Noninterest income	55,205	78,083	106,027	145,205
Noninterest expense	54,001	62,802	102,686	121,427

Income/(loss) before income taxes	6,183	18,427	9,471	29,591
Provision/(benefit) for income taxes	1,946	6,785	2,970	10,677

Net income/(loss)	$4,237	$11,642	$6,501	$18,914

Average assets	$2,696,430	$2,470,724	$2,288,336	$2,370,201

Corporate
Net interest income/(expense)	$(14,995)	$(15,847)	$(29,095)	$(30,208)
Noninterest income	6,218	4,909	11,694	10,632
Noninterest expense	24,563	15,930	41,443	29,391

Income/(loss) before income taxes	(33,340)	(26,868)	(58,844)	(48,967)
Provision/(benefit) for income taxes (a)	(35,711)	(12,744)	(48,769)	(23,959)

Net income/(loss)	$2,371	$(14,124)	$(10,075)	$(25,008)

Average assets	$6,226,743	$5,833,303	$6,789,751	$6,097,764

Non-Strategic
Net interest income	$8,720	$10,647	$17,988	$22,106
Provision/(provision credit) for loan losses	(2,260)	(6,883)	(6,358)	(18,651)
Noninterest income	1,513	1,247	3,178	3,431
Noninterest expense	(13,306)	(16,434)	(4,730)	(6,989)

Income/(loss) before income taxes	25,799	35,211	32,254	51,177
Provision/(benefit) for income taxes	9,882	13,642	12,382	19,828

Net income/(loss)	$15,917	$21,569	$19,872	$31,349

Average assets	$1,521,420	$1,948,878	$1,568,481	$1,995,239

Certain previously reported amounts have been reclassified to agree with current presentation.

a)	Provision/(benefit) for income taxes for consolidated results and the Corporate segment for the three and six months ended June 30, 2017, relative to the prior year periods, was affected by a decline in the effective tax rate in 2017 primarily related to the reversal of the valuation allowance for the deferred tax asset related to its 2012 federal capital loss carryforward based on capital gain transactions initiated in second quarter 2017. See Note 15 – Income Taxes in the Notes to Consolidated Financial Statements on FHN’s Form 10-K for the year ended December 31, 2016, for additional information.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	28,765	N/A	35,873	N/A
Less: Allowance for loan losses	52	N/A	587	N/A

Total net loans	28,713	N/A	35,286	N/A

Other assets	72	$77,760	283	$74,160

Total assets	$28,785	$77,760	$35,569	$74,160

Liabilities:
Term borrowings	$15,886	N/A	$23,126	N/A
Other liabilities	3	$58,088	3	$54,746

Total liabilities	$15,889	$58,088	$23,129	$54,746

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

FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were not significant for the three and six months ended June 30, 2017 and 2016. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2017, and 2016 for LIHTC investments accounted for under the proportional amortization method.

Note 13 – Variable Interest Entities (Continued)

	Three Months Ended June 30		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$2,362	$2,330	$4,640	$4,628
Low income housing tax credits	(2,598)	(2,534)	(4,998)	(5,057)
Other tax benefits related to qualifying LIHTC investments	(910)	(1,069)	(1,829)	(2,179)

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

Note 13 – Variable Interest Entities (Continued)

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

Holdings in Agency Mortgage-Backed Securities. FHN holds securities issued by various Agency securitization trusts. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. FHN could potentially receive benefits or absorb losses that are significant to the trusts based on the nature of the trusts’ activities and the size of FHN’s holdings. However, FHN is solely a holder of the trusts’ securities and does not have the power to direct the activities that most significantly impact the trusts’ economic performance, and is not considered the primary beneficiary of the trusts. FHN has no contractual requirements to provide financial support to the trusts.

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

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2017:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$73,890	$19,479	(a)
Other tax credit investments (b) (c)	20,951	—	Other assets
Small issuer trust preferred holdings (d)	332,913	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	49,361	64,812	(e)
Proprietary residential mortgage securitizations	2,459	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,346,895	—	(f)
Commercial loan troubled debt restructurings (g)	33,673	—	Loans, net of unearned income
Sale-leaseback transaction	14,827	—	(h)

(a)	Maximum loss exposure represents $54.4 million of current investments and $19.5 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2020.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

Note 13 – Variable Interest Entities (Continued)

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $64.8 million classified as Term borrowings.
(f)	Includes $.6 billion classified as Trading securities and $3.8 billion classified as Securities available-for-sale.
(g)	Maximum loss exposure represents $28.4 million of current receivables and $5.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(h)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2016:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$73,582	$17,398	(a)
Other tax credit investments (b) (c)	21,898	—	Other assets
Small issuer trust preferred holdings (d)	332,985	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	49,361	64,812	(e)
Proprietary residential mortgage securitizations	2,568	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,163,313	—	(f)
Commercial loan troubled debt restructurings (g)	42,696	—	Loans, net of unearned income
Sale-leaseback transaction	11,827	—	(h)

(a)	Maximum loss exposure represents $56.2 million of current investments and $17.4 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2017.
(b)	A liability is not recognized as investments are written down over the life of the related tax credit.
(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.
(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $64.8 million classified as Term borrowings.
(f)	Includes $.4 billion classified as Trading securities and $3.8 billion classified as Securities available-for-sale.
(g)	Maximum loss exposure represents $37.5 million of current receivables and $5.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(h)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

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

Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Commencing in first quarter 2017, a central clearinghouse revised the treatment of daily margin posted or received from collateral to legal settlements of the related derivative contracts. This change resulted in a reduction in derivative assets and liabilities and corresponding reductions in collateral posted and received as these amounts are now presented net by contract in the Consolidated Condensed Statements of Condition. This change has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2017 and December 31, 2016, respectively, FHN had $40.4 million and $47.8 million of cash receivables and $30.0 million and $32.8 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.

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

Note 14 – Derivatives (Continued)

Trading Activities

FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $45.6 million and $69.3 million for the three months ended June 30, 2017 and 2016, respectively, and $88.3 million and $126.9 million for the six months ended June 30, 2017 and 2016, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.

The following tables summarize FHN’s derivatives associated with fixed income trading activities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,903,647	$34,224	$12,508
Offsetting Upstream Interest Rate Contracts	1,903,647	12,368	31,374
Option Contracts Purchased	25,000	78	—
Forwards and Futures Purchased	4,245,499	3,403	10,366
Forwards and Futures Sold	4,562,708	12,646	2,212

	December 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,697,992	$39,495	$14,996
Offsetting Upstream Interest Rate Contracts	1,697,992	14,996	39,495
Option Contracts Purchased	17,500	63	—
Option Contracts Written	5,000	—	8
Forwards and Futures Purchased	2,916,750	6,257	26,659
Forwards and Futures Sold	3,085,396	27,330	6,615

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

Note 14 – Derivatives (Continued)

The balance sheet impact of this swap was $.2 million in Derivative liabilities as of June 30, 2017 and $1.6 million in Derivative assets as of December 31, 2016. There was an insignificant level of ineffectiveness related to this hedge.

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $.6 million and $7.3 million in Derivative liabilities as of June 30, 2017 and December 31, 2016, respectively. There was an insignificant level of ineffectiveness related to this hedge.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts	$1,513,114	$17,056	$12,944
Offsetting Upstream Interest Rate Contracts	1,513,114	11,878	15,630
Debt Hedging
Hedging Instruments:
Interest Rate Swaps	$900,000	N/A	$796
Hedged Items:
Term Borrowings	N/A	N/A	$900,000	(a)

	December 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts	$1,357,920	$17,566	$14,277
Offsetting Upstream Interest Rate Contracts	1,357,920	14,277	18,066
Debt Hedging
Hedging Instruments:
Interest Rate Swaps	$900,000	$1,628	$7,276
Hedged Items:
Term Borrowings	N/A	N/A	$900,000	(a)

(a)	Represents par value of term borrowings being hedged.

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$4,099	$8,154	823	20,713
Offsetting Upstream Interest Rate Contracts (a)	(4,099)	(8,154)	(823)	(20,713)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (a)	$1,808	$6,660	$(992)	$26,606
Hedged Items:
Term Borrowings (a) (b)	(1,804)	(6,557)	929	(26,211)

(a)	Gains/losses included in the All other expense section of the Consolidated Condensed Statements of Income.
(b)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Note 14 – Derivatives (Continued)

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

The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$900,000	N/A	$1,058
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	$900,000	N/A

	December 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$250,000	N/A	$2,045
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	$250,000	N/A

The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps (a) (b)	$3,491	$1,988	$390	$7,606
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	N/A	N/A	N/A

(a)	Amount represents the pre-tax gains/(losses) included within AOCI.
(b)	Includes approximately $0.8 million of losses expected to be reclassified into earnings in the next twelve months.

Note 14 – Derivatives (Continued)

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

The following tables summarize FHN’s derivative activities associated with held-to-maturity trust preferred loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Notional	Assets		Liabilities
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$79
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A

	December 31, 2016
(Dollars in thousands)	Notional	Assets		Liabilities
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$208
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.
(b)	Represents principal balance being hedged.

The following table summarizes gains/(losses) on FHN’s derivatives associated with held-to-maturity trust preferred loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$68	$66	$142	$109
Hedged Items:
Trust Preferred Loans (a)	$(67)	$(65)	$(141)	$106

(a)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Note 14 – Derivatives (Continued)

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2017 and December 31, 2016, the derivative liabilities associated with the sales of Visa Class B shares were $5.7 million and $6.2 million, respectively. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2017 and December 31, 2016, these loans were valued at $1.3 million and $3.8 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.

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

The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $31.0 million of assets and $39.3 million of liabilities on June 30, 2017, and $35.9 million of assets and $49.0 million of liabilities on December 31, 2016. As of June 30, 2017 and December 31, 2016, FHN had received collateral of $110.9 million and $137.6 million and posted collateral of $32.0 million and $39.3 million, respectively, in the normal course of business related to these agreements.

Note 14 – Derivatives (Continued)

Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $30.9 million of assets and $16.8 million of liabilities on June 30, 2017, and $35.9 million of assets and $19.6 million of liabilities on December 31, 2016. As of June 30, 2017 and December 31, 2016, FHN had received collateral of $110.9 million and $137.5 million and posted collateral of $11.2 million and $12.9 million, respectively, in the normal course of business related to these contracts.

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

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of June 30, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
June 30, 2017 (b)	$75,526	$—	$75,526	$(22,842)	$(47,292)	$5,392
December 31, 2016 (b)	87,962	—	87,962	(25,953)	(52,888)	9,121

(a)	Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of June 30, 2017 and December 31, 2016, $16.1 million and $33.7 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	Amounts are comprised entirely of interest rate derivative contracts.

The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of June 30, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2017 (b)	$74,389	$—	$74,389	$(22,842)	$(47,615)	$3,932
December 31, 2016 (b)	96,363	—	96,363	(25,953)	(60,746)	9,664

Note 14 – Derivatives (Continued)

(a)	Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of June 30, 2017 and December 31, 2016, $18.3 million and $39.5 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.
(b)	Amounts are comprised entirely of interest rate derivative contracts.

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions

For repurchase, reverse repurchase and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (Securities purchased under agreements to resell and Securities sold under agreements to repurchase), transactions are collateralized by securities and/or government guaranteed loans which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (Securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Condensed Statements of Condition. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.

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

The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of June 30, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
June 30, 2017	$657,991	$—	$657,991	$(804)	$(650,369)	$6,818
December 31, 2016	613,682	—	613,682	(1,628)	(603,813)	8,241

The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of June 30, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2017	$743,684	$—	$743,684	$(804)	$(742,727)	$153
December 31, 2016	453,053	—	453,053	(1,628)	(451,414)	11

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$31,598	$—	$31,598
Government agency issued MBS	427,561	—	427,561
Government agency issued CMO	—	13,867	13,867
Government guaranteed loans (SBA and USDA)	270,658	—	270,658

Total Securities sold under agreements to repurchase	$729,817	$13,867	$743,684

	December 31, 2016
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$14,864	$—	$14,864
Government agency issued MBS	421,771	—	421,771
Government agency issued CMO	—	16,418	16,418

Total Securities sold under agreements to repurchase	$436,635	$16,418	$453,053

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$112,602	$—	$112,602
Government agency issued MBS	—	344,218	—	344,218
Government agency issued CMO	—	241,237	—	241,237
Other U.S. government agencies	—	142,596	—	142,596
States and municipalities	—	56,321	—	56,321
Trading loans	—	38,716	—	38,716
Corporate and other debt	—	376,261	5	376,266
Equity, mutual funds, and other	—	1,476	—	1,476

Total trading securities—fixed income	—	1,313,427	5	1,313,432

Trading securities—mortgage banking	—	—	2,459	2,459
Loans held-for-sale	—	1,633	20,587	22,220
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,129,616	—	2,129,616
Government agency issued CMO	—	1,631,823	—	1,631,823
Interest-only strips	—	—	1,163	1,163
Equity, mutual funds, and other	25,182	—	—	25,182

Total securities available-for-sale	25,182	3,761,539	1,163	3,787,884

Other assets:
Deferred compensation assets	35,064	—	—	35,064
Derivatives, forwards and futures	16,049	—	—	16,049
Derivatives, interest rate contracts	—	75,604	—	75,604

Total other assets	51,113	75,604	—	126,717

Total assets	$76,295	$5,152,203	$24,214	$5,252,712

Trading liabilities—fixed income:
U.S. treasuries	$—	$380,102	$—	$380,102
Government agency issued MBS	—	212	—	212
Government agency issued CMO	—	2,124	—	2,124
States and municipalities	—	1,178	—	1,178
Other U.S. government agencies	—	998	—	998
Corporate and other debt	—	171,179	—	171,179

Total trading liabilities—fixed income	—	555,793	—	555,793

Other liabilities:
Derivatives, forwards and futures	12,578	—	—	12,578
Derivatives, interest rate contracts	—	74,389	—	74,389
Derivatives, other	—	50	5,700	5,750

Total other liabilities	12,578	74,439	5,700	92,717

Total liabilities	$12,578	$630,232	$5,700	$648,510

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$146,988	$—	$146,988
Government agency issued MBS	—	256,611	—	256,611
Government agency issued CMO	—	150,058	—	150,058
Other U.S. government agencies	—	52,314	—	52,314
States and municipalities	—	60,351	—	60,351
Corporate and other debt	—	227,934	5	227,939
Equity, mutual funds, and other	—	242	—	242

Total trading securities—fixed income	—	894,498	5	894,503

Trading securities—mortgage banking	—	—	2,568	2,568
Loans held-for-sale	—	2,345	21,924	24,269
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,208,687	—	2,208,687
Government agency issued CMO	—	1,547,958	—	1,547,958
Equity, mutual funds, and other	25,249	—	—	25,249

Total securities available-for-sale	25,249	3,756,745	—	3,781,994

Other assets:
Mortgage servicing rights	—	—	985	985
Deferred compensation assets	32,840	—	—	32,840
Derivatives, forwards and futures	33,587	—	—	33,587
Derivatives, interest rate contracts	—	88,025	—	88,025
Derivatives, other	—	42	—	42

Total other assets	66,427	88,067	985	155,479

Total assets	$91,676	$4,741,655	$25,482	$4,858,813

Trading liabilities—fixed income:
U.S. treasuries	$—	$381,229	$—	$381,229
Other U.S. government agencies	—	844	—	844
Corporate and other debt	—	179,775	—	179,775

Total trading liabilities—fixed income	—	561,848	—	561,848

Other liabilities:
Derivatives, forwards and futures	33,274	—	—	33,274
Derivatives, interest rate contracts	—	96,371	—	96,371
Derivatives, other	—	7	6,245	6,252

Total other liabilities	33,274	96,378	6,245	135,897

Total liabilities	$33,274	$658,226	$6,245	$697,745

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2017 and 2016, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2017
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on April 1, 2017	$2,335		$—		$21,221		$(5,950)
Total net gains/(losses) included in:
Net income	271		280		410		(49)
Purchases	—		1,413		43		—
Settlements	(142)		(3,317)		(827)		299
Net transfers into/(out of) Level 3	—		2,787		(260	)(c)	—

Balance on June 30, 2017	$2,464		$1,163		$20,587		$(5,700)

Net unrealized gains/(losses) included in net income	$229	(a)	$(53	)(b)	$410	(a)	$(49	)(d)

	Three Months Ended June 30, 2016
(Dollars in thousands)	Trading securities		Loans held-for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on April 1, 2016	$3,057		$26,287		$1,500	$1,725	$(4,620)
Total net gains/(losses) included in:
Net income	55		429		—	31	(2,514)
Purchases	—		327		—	—	—
Sales	—		—		—	(205)	—
Settlements	(286)		(1,132)		—	(145)	299
Net transfers into/(out of) Level 3	—		(173	)(c)	—	—	—

Balance on June 30, 2016	$2,826		$25,738		$1,500	$1,406	$(6,835)

Net unrealized gains/(losses) included in net income	$(5	)(a)	$429	(a)	$—	$—	$(2,514	)(d)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.
(c)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements

The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2017 and 2016, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2017
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2017	$2,573		$—		$21,924		$(6,245)
Total net gains/(losses) included in:
Net income	288		280		1,332		(50)
Purchases	—		1,413		75		—
Settlements	(397)		(3,317)		(2,401)		595
Net transfers into/(out of) Level 3	—		2,787		(343	)(c)	—

Balance on June 30, 2017	$2,464		$1,163		$20,587		$(5,700)

Net unrealized gains/(losses) included in net income	$202	(a)	$(53	)(b)	$1,332	(a)	$(50	)(d)

	Six Months Ended June 30, 2016
(Dollars in thousands)	Trading securities		Loans held-for- sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on January 1, 2016	$4,377		$27,418		$1,500	$1,841	$(4,810)
Total net gains/(losses) included in:
Net income	202		771		—	31	(2,623)
Purchases	—		475		—	—	—
Sales	—		—		—	(205)	—
Settlements	(1,753)		(2,497)		—	(261)	598
Net transfers into/(out of) Level 3	—		(429	)(c)	—	—	—

Balance on June 30, 2016	$2,826		$25,738		$1,500	$1,406	$(6,835)

Net unrealized gains/(losses) included in net income	$79	(a)	$771	(a)	$—	$—	$(2,623	)(d)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.
(b)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.
(c)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into real estate acquired by foreclosure (level 3 nonrecurring).
(d)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at June 30, 2017, and December 31, 2016, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$331,754	$1,577	$333,331
Loans held-for-sale—first mortgages	—	—	613	613
Loans, net of unearned income (a)	—	—	29,260	29,260
Real estate acquired by foreclosure (b)	—	—	7,038	7,038
Other assets (c)	—	—	28,156	28,156

	Carrying value at December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs	$—	$4,286	$—	$4,286
Loans held-for-sale—first mortgages	—	—	638	638
Loans, net of unearned income (a)	—	—	31,070	31,070
Real estate acquired by foreclosure (b)	—	—	11,235	11,235
Other assets (c)	—	—	29,609	29,609

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

For assets measured on a nonrecurring basis which were still held on the consolidated balance sheet at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2017 and 2016:

	Net gains/(losses) Three months ended June 30,		Net gains/(losses) Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Loans held-for-sale—SBAs and USDA	$(1,140)	$—	$(1,173)	$—
Loans held-for-sale—first mortgages	13	2	16	7
Loans, net of unearned income (a)	(452)	353	32	(4,319)
Real estate acquired by foreclosure (b)	(176)	(314)	(621)	(850)
Other assets (c)	(942)	(831)	(1,884)	(1,537)

	$(2,697)	$(790)	$(3,630)	$(6,699)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of June 30, 2017 and December 31, 2016:

(Dollars in Thousands)
Level 3 Class	Fair Value at June 30, 2017	Valuation Techniques	Unobservable Input	Values Utilized
Available-for-sale- securities SBA-interest only strips	$1,163	Discounted cash flow	Constant prepayment rate	9% - 11%
			Bond equivalent yield	15% - 19%
Loans held-for-sale - residential real estate	21,200	Discounted cash flow	Prepayment speeds - First mortgage	2% - 12%
			Prepayment speeds - HELOC	3% - 15%
			Foreclosure losses	50% - 70%
			Loss severity trends - First mortgage	5% - 50% of UPB
			Loss severity trends - HELOC	15% - 100% of UPB
Loans held-for-sale- unguaranteed interest in SBA loans	1,577	Discounted cash flow	Constant prepayment rate	8% - 12%
			Bond equivalent yield	9% - 10%
Derivative liabilities, other	5,700	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	18 - 48 months
Loans, net of unearned income (a)	29,260	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	7,038	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal

Other assets (c)	28,156	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in Thousands)
Level 3 Class	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Input	Values Utilized
Loans held-for-sale—residential real estate	$22,562	Discounted cash flow	Prepayment speeds—First mortgage	2% - 13%
			Prepayment speeds—HELOC	3% - 15%
			Foreclosure Losses	50% - 70%
			Loss severity trends—First mortgage	5% - 50% of UPB
			Loss severity trends - HELOC	15% - 100% of UPB
Derivative liabilities, other	6,245	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	24 - 54 months
Loans, net of unearned income (a)	31,070	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
Real estate acquired by foreclosure (b)	11,235	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	29,609	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.
(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as foreclosed assets. Balance excludes foreclosed real estate related to government insured mortgages.
(c)	Represents tax credit investments accounted for under the equity method.

Securities AFS. Increases (decreases) in estimated prepayment rates and bond equivalent yields negatively (positively) affect the value of SBA interest only strips. Management additionally considers whether loans on the related SBA-interest only strips are delinquent, in default or prepaying, and adjusts the fair value down 20—100% depending on the length of time in default.

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

Increases (decreases) in estimated prepayment rates and bond equivalent yields negatively (positively) affect the value of unguaranteed interests in SBA loans. Unguaranteed interest in SBA loans held-for-sale are carried at less than the outstanding balance due to credit risk estimates. Credit risk adjustments may be reduced if prepayment is likely or as consistent payment history is realized. Management also considers other factors such as delinquency or default and adjusts the fair value accordingly.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

	June 30, 2017
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$22,220	$31,580	$(9,360)
Nonaccrual loans	6,419	11,736	(5,317)
Loans 90 days or more past due and still accruing	35	43	(8)

	December 31, 2016
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$24,269	$35,262	$(10,993)
Nonaccrual loans	6,775	12,910	(6,135)
Loans 90 days or more past due and still accruing	211	331	(120)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Changes in fair value included in net income:
Mortgage banking noninterest income Loans held-for-sale	$410	$429	$1,332	$771

For the three months ended June 30, 2017, and 2016, the amounts for residential real estate loans held-for-sale include gains of $.2 million in pretax earnings that are attributable to changes in instruments-specific credit risk. For the six months ended June 30, 2017, and 2016, the amounts for residential real estate loans held-for-sale included gains of $.3 million in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.

Note 16 – Fair Value of Assets & Liabilities (Continued)

FHN has elected to account for retained interest-only strips from guaranteed SBA loans recorded in available-for-sale securities at fair value through earnings. Since these securities are subject to the risk that prepayments may result in FHN not recovering all or a portion of its recorded investment, the fair value election results in a more timely recognition of the effects of estimated prepayments through earnings rather than being recognized through other comprehensive income with periodic review for other-than-temporary impairment. Gains or losses are recognized through fixed income revenues and are presented in the recurring measurements table.

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

Trading securities also include retained interests in prior mortgage securitizations that qualify as financial assets, which include primarily principal-only strips. FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of principal-only strips.

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

Interest only strips are valued at elected fair value based on an income approach using an internal valuation model. The internal valuation model includes assumptions regarding projections of future cash flows, prepayment rates, default rates and interest only strip terms. These securities bear the risk of loan prepayment or default that may result in the Company not recovering all or a portion of its recorded investment. When appropriate, valuations are adjusted for various factors including default or prepayment status of the underlying SBA loans. Because of the inherent uncertainty of valuation, those estimated values may be higher or lower than the values that would have been used had a ready market for the securities existed, and may change in the near term.

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

The Company utilizes quoted market prices of similar instruments or broker and dealer quotations to value the SBA and USDA guaranteed loans. The Company values SBA-unguaranteed interests in loans held-for-sale based on individual loan characteristics, such as industry type and pay history which generally follows an income approach. Furthermore, these valuations are adjusted for changes in prepayment estimates and are reduced due to restrictions on trading. The fair value of other non-residential real estate loans held-for-sale is approximated by their carrying values based on current transaction values.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of June 30, 2017 and December 31, 2016, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of June 30, 2017:

	June 30, 2017
	Book	Fair Value
(Dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$12,505,840	$—	$—	$12,424,202	$12,424,202
Commercial real estate	2,181,526	—	—	2,155,023	2,155,023
Consumer:
Consumer real estate	4,371,390	—	—	4,319,728	4,319,728
Permanent mortgage	391,697	—	—	394,561	394,561
Credit card & other	341,609	—	—	341,647	341,647

Total loans, net of unearned income and allowance for loan losses	19,792,062	—	—	19,635,161	19,635,161
Short-term financial assets:
Interest-bearing cash	573,666	573,666	—	—	573,666
Federal funds sold	34,036	—	34,036	—	34,036
Securities purchased under agreements to resell	657,991	—	657,991	—	657,991

Total short-term financial assets	1,265,693	573,666	692,027	—	1,265,693
Trading securities (a)	1,315,891	—	1,313,427	2,464	1,315,891
Loans held-for-sale (a)	432,771	—	335,193	99,415	434,608
Securities available-for-sale (a) (b)	3,949,592	25,182	3,761,539	162,871	3,949,592
Securities held-to-maturity	10,000	—	—	9,991	9,991
Derivative assets (a)	91,653	16,049	75,604	—	91,653
Other assets:
Tax credit investments	99,217	—	—	98,983	98,983
Deferred compensation assets	35,064	35,064	—	—	35,064

Total other assets	134,281	35,064	—	98,983	134,047
Nonearning assets:
Cash & due from banks	387,053	387,053	—	—	387,053
Fixed income receivables	127,724	—	127,724	—	127,724
Accrued interest receivable	65,330	—	65,330	—	65,330

Total nonearning assets	580,107	387,053	193,054	—	580,107

Total assets	$27,572,050	$1,037,014	$6,370,844	$20,008,885	$27,416,743

Liabilities:
Deposits:
Defined maturity	$1,373,618	$—	$1,380,279	$—	$1,380,279
Undefined maturity	20,959,731	—	20,959,731	—	20,959,731

Total deposits	22,333,349	—	22,340,010	—	22,340,010
Trading liabilities (a)	555,793	—	555,793	—	555,793
Short-term financial liabilities:
Federal funds purchased	314,892	—	314,892	—	314,892
Securities sold under agreements to repurchase	743,684	—	743,684	—	743,684
Other short-term borrowings	1,044,658	—	1,044,658	—	1,044,658

Total short-term financial liabilities	2,103,234	—	2,103,234	—	2,103,234
Term borrowings:
Real estate investment trust-preferred	46,066	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	17,961	17,961
Borrowings secured by residential real estate	15,887	—	—	15,093	15,093
Other long term borrowings	953,376	—	966,541	—	966,541

Total term borrowings	1,033,329	—	966,541	82,404	1,048,945
Derivative liabilities (a)	92,717	12,578	74,439	5,700	92,717
Other noninterest-bearing liabilities:
Fixed income payables	28,571	—	28,571	—	28,571
Accrued interest payable	11,639	—	11,639	—	11,639

Total other noninterest-bearing liabilities	40,210	—	40,210	—	40,210

Total liabilities	$26,158,632	$12,578	$26,080,227	$88,104	$26,180,909

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.
(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2017 and December 31, 2016:

	Contractual Amount		Fair Value
(Dollars in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Unfunded Commitments:
Loan commitments	$8,871,103	$8,744,649	$2,582	$2,924
Standby and other commitments	305,330	277,549	3,991	4,037

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL INFORMATION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of June 30, 2017, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.

FHN’s two major brands—First Tennessee and FTN Financial—provide customers with a broad range of products and services. First Tennessee (“FTBNA”) provides consumer and commercial banking services throughout Tennessee and other selected markets and is the largest bank headquartered in the state of Tennessee. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.

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

On May 4, 2017, FHN and Capital Bank Financial Corp. (“Capital Bank” or “CBF”) announced that they had entered into an agreement and plan of merger under which FHN will acquire Capital Bank, which is headquartered in Charlotte, North Carolina. Capital Bank reported approximately $10 billion of assets at March 31, 2017. The transaction is expected to close in fourth quarter 2017, subject to regulatory approvals, approval by shareholders of FHN and of Capital Bank, and other customary conditions.

On April 3, 2017, FTNF acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $131 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products were combined with FTNF’s existing SBA trading activities to establish an additional major product sector for FTNF. FHN’s operating results include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date.

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

The non-GAAP measure presented in this filing is return on average tangible common equity (“ROTCE”). Refer to table 25 for a reconciliation of the non-GAAP to GAAP measure and presentation of the most comparable GAAP item.

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

FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended June  30, 2017, and in documents incorporated into this Quarterly Report.

FINANCIAL SUMMARY

In second quarter 2017, FHN reported net income available to common shareholders of $90.8 million, or $.38 per diluted share, compared to net income of $56.5 million, or $.24 per diluted share in second quarter 2016. For the six months ended June 30, 2017, FHN reported net income available to common shareholders of $144.8 million, or $.61 per diluted share, compared to net income available to common shareholders of $104.4 million, or $.44 per diluted share, for the six months ended June 30, 2016. Results improved in both periods relative to 2016 driven by an increase in net interest income (“NII”), a decline in expenses, and a decrease in the provision for income taxes, somewhat offset by lower noninterest income. The decline in provision for income taxes was due to a favorable effective tax rate adjustment associated with a $40.1 million reversal of a capital loss deferred tax valuation allowance in second quarter 2017.

Total revenue increased $6.6 million and $6.9 million, respectively, for the three and six months ended June 30, 2017 to $328.4 million and $635.0 million, as an increase in NII was largely offset by lower fixed income product revenue in both periods.

Noninterest expense decreased 4 percent and 3 percent, respectively to $217.9 million and $440.1 million for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The expense decrease in both periods was the result of a decline in accruals related to loss contingencies and litigation matters, lower fixed income variable compensation expense, and lower legal fees. In second quarter 2017 FHN recognized a smaller expense reversal to the mortgage repurchase and foreclosure provision compared to second quarter 2016, resulting in higher mortgage repurchase expenses during the three and six months ended June 30, 2017 relative to the comparative periods of 2016. Additionally, higher personnel-related expenses within the regional banking segment and $6.4 million of acquisition-related expenses primarily associated with the CBF and Coastal acquisitions recognized in second quarter 2017 also offset a portion of the expense decline for the three and six months ended June 30, 2017.

On a consolidated basis, credit quality was strong in the first half of 2017, with non-performing loans, net charge-offs, delinquencies, and the allowance for loan losses all decreasing relative to the comparative periods of the prior year. The provision for loan losses was a provision credit of $2.0 million in second quarter 2017 compared to provision expense of $4.0 million in second quarter 2016. For the six months ended June 30, 2017 the provision for loan losses was a provision credit of $3.0 million compared to provision expense of $7.0 million for the six months ended June 30, 2016.

Return on average common equity (“ROE”) and ROTCE improved in second quarter 2017 to 15.26 percent and 17.30 percent, respectively from 10.04 percent and 11.10 percent, respectively in second quarter 2016. Return on average assets (“ROA”) was 1.32 percent in second quarter 2017 compared to .91 percent in second quarter 2016. For the six months ended June 30, 2017 ROE, ROTCE, and ROA improved to 12.38 percent, 13.82 percent, and 1.07 percent, respectively from 9.29 percent, 10.27 percent, and .85 percent, respectively, for the six months ended June 30, 2016. Common equity tier 1, Tier 1, Total capital, and Leverage ratios were 9.85 percent, 10.99 percent, 11.98 percent, and 9.38 percent, respectively, in second quarter 2017 compared to 10.05 percent, 11.28 percent, 12.39 percent and 9.50 percent, respectively, in second quarter 2016. Average assets increased 8 percent for both the three and six months ended June 30, 2017 to $28.9 billion and $28.8 billion from $26.8 billion and $26.7 billion for the three and six months ended June 30, 2016. Average loans also increased 8 percent for both the three and six months ended June 30, 2017 relative to the same periods in 2016 to $19.2 billion and $19.0 billion. Period-end and average Shareholders’ equity increased to $2.8 billion in second quarter 2017 from $2.7 billion in second quarter 2016.

BUSINESS LINE REVIEW

Regional Banking

Pre-tax income within the regional banking segment increased 77 percent to $113.8 million in second quarter from $64.2 million in second quarter 2016. The increase in pre-tax income was primarily driven by higher net interest income coupled with a decline in expenses and lower loan loss provisioning. For the six months ended June 30, 2017, regional banking pre-tax income was $215.0 million compared to $135.6 million for the six months ended June 30, 2016. The increase in pre-tax income for the first half of 2017 was largely driven by an increase in net interest income, a decline in loan loss provision expense, and lower noninterest expense relative to the first half of 2016.

Total revenue increased 11 percent, or $27.1 million, to $266.7 million in second quarter 2017, from $239.6 million in second quarter 2016, driven by an increase in NII. The increase in NII was largely due to the favorable impact of higher interest rates on loans, an increase in commercial loans and noninterest-bearing deposits, as well as lower deposit costs relative to second quarter 2016. Noninterest income was $64.7 million and $61.3 million in second quarter 2017 and 2016, respectively. The increase in noninterest income was largely driven by an increase in brokerage, management fees, and commission income from the Bank’s wealth management group and an increase in fees from deposit transactions and cash management, somewhat offset by a decline in bankcard income as a result of the absence of volume incentives received in second quarter 2016. The increase in brokerage, management fees and commissions was the result of increases in recurring revenue driven primarily by growth in FHN’s advisory business and favorable market conditions. The increase in fees from deposit transactions and cash management activities was largely driven by higher fee income associated with cash management activities. In second quarter 2017, FHN recognized $.4 million in securities gains resulting from the call of a $4.4 million held-to-maturity municipal bond, which also positively impacted revenues.

Provision expense was $.3 million in second quarter 2017 compared to $10.9 million in second quarter 2016. The net decrease in provision in second quarter 2017 compared to the prior year reflects continued strong performance in both the commercial and consumer portfolios relative to a year ago and historically low net charge-offs which continued to drive lower loss rates. Second quarter 2017 net charge-offs were $3.0 million compared to $7.6 million a year ago.

Noninterest expense was $152.7 million in second quarter 2017, down 7 percent from $164.5 million in second quarter 2016. The decrease in noninterest expense was largely driven by a $22.0 million decline in accruals related to loss contingencies and litigation matters associated with the resolution of legal matters in second quarter 2016, somewhat offset by increases in personnel-related expenses, operations services, FDIC premium expense and foreclosure related losses in second quarter 2017, relative to the prior year. The increase in personnel expense was largely driven by expenses associated with strategic hires in expansion markets and specialty areas, as well as higher incentive expense associated with loan/deposit growth and retention initiatives. The increase in operations services expense was primarily related to an increase in third party fees associated with FHN’s online digital banking platform and the increase in FDIC premium expense was due in large part to balance sheet growth. The increase in foreclosure-related losses relative to the prior year was primarily the result of gains on sales recognized in second quarter 2016. Additionally, a $.9 million charge recognized in second quarter 2016 related to fixed asset impairments and lease abandonment charges associated with efforts to more efficiently utilize bank branch locations contributed to the expense decline in second quarter 2017.

Total revenue increased 10 percent to $519.1 million for the six months ended June 30, 2017, from $471.2 million for the six months ended June 30, 2016, driven by an increase in NII. The increase in NII for the year-to-date period was also driven by the favorable impact of higher interest rates on loans, higher average balances of commercial loans and noninterest-bearing deposits, and lower deposit costs relative to 2016. For the six months ended June 30, 2017 and 2016, noninterest income was $123.7 million and $120.6 million, respectively. The increase in noninterest income was largely driven by an increase in brokerage, management fees, and commission income from the Bank’s wealth management group and the increase in net securities gains previously mentioned. These increases were somewhat offset by declines in fees from deposit transactions and cash management and bankcard income. The decrease in fees from deposit transactions and cash management was primarily due to lower non-sufficient funds (“NSF”)/overdraft fees in first quarter 2017 driven by changes in consumer behavior and a modification of billing practices, somewhat mitigated by an increase in fee income associated with cash management activities. The decrease in bankcard income was the result of volume incentives received in the first half of 2016 driven by a significant new relationship, as previously mentioned.

Provision expense was $3.4 million for the six months ended June 30, 2017 compared to $25.7 million for the six months ended June 30, 2016. The net decrease in provision in the first half of 2017 compared to the first half of 2016 was driven by the same factors that impacted the quarterly period.

Noninterest expense was $300.7 million and $309.9 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in noninterest expense was largely attributable to the same drivers affecting the quarterly decrease in expenses discussed above. For the year-to-date period the expense decrease associated with fixed asset impairment charges recognized in the first half of 2016 was $4.2 million. Additionally, a recovery from a vendor recognized in first quarter 2017 related to previous overbillings also contributed to the expense decrease for the six months ended June 30, 2017.

Fixed Income

Pre-tax income in the fixed income segment was $6.2 million in second quarter 2017 compared to $18.4 million in second quarter 2016. For the six months ended June 30, 2017, fixed income’s pre-tax income was $9.5 million compared to $29.6 million for the six months ended June 30, 2016. The decline in results was driven by lower revenues, somewhat offset by a decline in expenses.

NII increased from $3.1 million in second quarter 2016 to $5.0 million in second quarter 2017, primarily driven by an increase in loans held-for-sale and higher net inventory positions as a result of the Coastal acquisition. Fixed income product revenue decreased 34 percent to $45.6 million in second quarter 2017 from $69.3 million in second quarter 2016, as average daily revenue (“ADR”) declined to $723 thousand in second quarter 2017 from $1.1 million in second quarter 2016. This decline reflects lower activity due to rate increases, a flattening yield curve, and relatively low levels of market volatility. Other product revenue increased to $9.7 million in second quarter 2017 from $8.8 million in the prior year, primarily driven by an increase in fees from loan sales. Noninterest expense decreased 14 percent, or $8.8 million, to $54.0 million in second quarter 2017 from $62.8 million in second quarter 2016, due to lower variable compensation associated with the decrease in fixed income product revenue in second quarter 2017.

For the six months ended June 30, 2017 and 2016, NII was $6.1 million and $5.8 million, respectively, as lower net inventory positions driven by reduced customer activity in first quarter 2017 partially offset the second quarter 2017 increase driven by the Coastal acquisition previously mentioned. Fixed income product revenue was $88.3 million for the first half of 2017, down from $126.9 million in the prior year reflecting lower activity due to rate increases, a flattening yield curve, and relatively low levels of market volatility. Other product revenue was $17.7 million and $18.3 million for the six months ended June 30, 2017 and 2016, respectively. Noninterest expense decreased 15 percent, or $18.7 million, to $102.7 million for the six months ended June 30, 2017 from $121.4 million for the six months ended June 30, 2016. The expense decline during the first half of 2017 was primarily the result of lower variable compensation associated with the decrease in fixed income product revenue in the first half of 2017, somewhat offset by an increase in legal fees.

Corporate

The pre-tax loss for the corporate segment was $33.3 million and $26.9 million for the quarters ended June 30, 2017 and 2016, respectively and $58.8 million and $49.0 million for the six months ended June 30, 2017 and 2016, respectively.

Net interest expense was $15.0 million and $15.8 million, respectively in second quarter 2017 and 2016. Noninterest income (including securities gain/losses) was $6.2 million in second quarter 2017, up from $4.9 million in second quarter 2016. The increase in noninterest income was largely due to higher deferred compensation income and BOLI gains recognized in second quarter 2017 relative to the prior year. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense.

Noninterest expense was $24.6 million in second quarter 2017 compared to $15.9 million in second quarter 2016. The increase in expense for second quarter 2017 was largely driven by $6.4 million of acquisition-related expenses primarily associated with the CBF and Coastal acquisitions and a $3.2 million charitable contribution to the First Tennessee Foundation made in second quarter 2017. To a lesser extent higher deferred compensation expense also contributed to the expense increase, but was somewhat offset by $2.2 million of deferred compensation BOLI gains recognized in second quarter 2017. Additionally, a $2.5 million decrease of negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares also offset a portion of the expense increase in second quarter 2017.

Net interest expense was $29.1 million and $30.2 million, respectively for the six months ended June 30, 2017 and 2016, respectively. Noninterest income (including securities gain/losses) increased to $11.7 million for the six months ended June 30, 2017 from $10.6 million in the prior year. The increase was driven by an increase in deferred compensation income and higher BOLI gains recognized in the first half of 2017, somewhat offset by a decline in net security gains. The decline in net securities gains was the result of a $1.7 million gain from an exchange of approximately $294 million of available-for-sale (“AFS”) debt securities recognized in 2016.

Noninterest expense was $41.4 million and $29.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in noninterest expense in the first half of 2017 was due to the same factors effecting the quarterly expense increase noted above. For the year-to-date period, the increase in deferred compensation expense was greater than the second quarter impact. Additionally, a loss related to certain derivative contracts recognized in first quarter 2017 also contributed to the expense increase for the six months ended June 30, 2017, but was offset by a $2.6 million decrease of negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares.

Non-Strategic

The non-strategic segment had pre-tax income of $25.8 million in second quarter 2017 compared to $35.2 million in second quarter 2016. For the six months ended June 30, 2017, the non-strategic segment had pre-tax income of $32.3 million compared to $51.2 million for the six months ended June 30, 2016. The decline in results for the quarterly period was driven by a lower loan loss provision credit in second quarter 2017 relative to the prior year, coupled with a smaller net expense reversal primarily associated with the settlements of certain mortgage repurchase claims in second quarter 2017 relative to the prior year. The decline in results for the year-to-date period was primarily driven by a lower loan loss provision credit in the first half of 2017 relative to the prior year, a decline in revenues, and a smaller net expense reversal primarily associated with mortgage repurchase settlements.

Total revenue was $10.2 million in second quarter 2017 down from $11.9 million in second quarter 2016. NII declined 18 percent to $8.7 million in second quarter 2017, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) increased to $1.5 million in second quarter 2017 from $1.2 million in second quarter 2016.

The provision for loan losses within the non-strategic segment was a provision credit of $2.3 million in second quarter 2017 compared to a provision credit of $6.9 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances as reserves declined by $3.9 million from December 31, 2016, to $44.0 million as of June 30, 2017. Losses remain historically low as the non-strategic segment had net recoveries of $.3 million in second quarter 2017 versus net charge-offs of $.6 million a year ago.

Noninterest expense was a net expense reversal of $13.3 million in second quarter 2017 compared to a net expense reversal of $16.4 million in second quarter 2016. In both periods FHN recognized favorable expense reversals of repurchase and foreclosure provision primarily as a result of the settlements of certain repurchase claims; however, the reversal in second quarter 2017 was $21.7 million, compared to $31.4 million in second quarter 2016, resulting in a net increase in expenses in second quarter 2017 compared to the prior year. Offsetting a portion of this increase, accruals related to loss contingencies and litigation matters and legal expenses both declined in second quarter 2017 relative to second quarter 2016.

For the six months ended June 30, 2017, total revenue was $21.2 million, down from $25.5 million for the six months ended June 30, 2016. NII declined 19 percent to $18.0 million during the first six months of 2017, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) decreased to $3.2 million in the first half of 2017 from $3.4 million in the first half of 2016.

The provision for loan losses within the non-strategic segment was a provision credit of $6.4 million for the six months ended June 30, 2017 compared to a provision credit of $18.7 million for the six months ended June 30, 2016. The same factors impacting the quarterly change in loan loss provisioning levels also drove the change for the year-to-date period.

For the six months ended June 30, 2017, noninterest expense was a net expense reversal of $4.7 million compared to a net expense reversal of $7.0 million for the six months ended June 30, 2016. The net increase in expense during the first half of 2017 relative to the prior year was driven by the same factors that impacted the quarterly results.

INCOME STATEMENT REVIEW

Total consolidated revenue increased 2 percent to $328.4 million in second quarter 2017 from $321.8 million in second quarter 2016, as an increase in NII was partially offset by a decrease in fixed income product revenue. Total expenses decreased 4 percent to $217.9 million in second quarter 2017 from $226.8 million in second quarter 2016. The decrease in noninterest expense was due in large part to a decline in accruals related to loss contingencies and litigation matters, lower personnel-related expenses, and lower legal fees relative to second quarter 2016. A smaller expense reversal to the mortgage repurchase and foreclosure provision in second quarter 2017 compared to second quarter 2016, and higher acquisition-related expenses recognized in second quarter 2017 primarily associated with the CBF and Coastal acquisitions, offset a portion of the expense decline.

Total consolidated revenue for the six months ended June 30, 2017 was $635.0 million, up 1 percent from $628.2 million for the six months ended June 30, 2016. The increase in revenue for the first half of 2017 relative to the first half of 2016 was also driven by an increase in NII, somewhat offset by lower fixed income product revenue. Total expenses were $440.1 million for the six months ended June 30, 2017, down 3 percent from $453.7 million for the six months ended June 30, 2016. The decrease in expenses for the year-to-date period was driven by the same factors impacting the second quarter 2017 decline.

NET INTEREST INCOME

Net interest income increased 14 percent, or $24.4 million, to $200.7 million in second quarter 2017 from $176.3 million in second quarter 2016. The increase in NII in second quarter 2017 was primarily the result of the favorable impact of higher interest rates on loans and loan growth within regional banking. To a lesser extent, an increase in loan fees relative to second quarter 2016, as well as higher average balances of loans held-for-sale and trading securities also positively impacted NII. These increases were partially offset by the continued run-off the non-strategic loan portfolios and a decrease in interest income associated with payments received on non-performing loans recognized on a cash basis. For the six months ended June 30, 2017, NII increased 12 percent to $390.4 million from $348.4 million. The increase in NII for the year-to-date period was primarily driven by loan growth within regional banking and the favorable impact of higher interest rates on loans, somewhat offset by the continued run-off of the non-strategic loan portfolios. Average earning assets were $26.6 billion and $24.6 billion in second quarter 2017 and 2016, respectively, and $26.6 billion and $24.5 billion for the six months ended June 30, 2017 and 2016, respectively. The increase in both periods relative to 2016 was primarily driven by loan growth within regional banking, higher average balances of excess cash held at the Federal Reserve (“Fed”), and an increase in loans held-for-sale (“HFS”) associated with the Coastal acquisition. These increases were somewhat offset by continued run-off of the non-strategic loan portfolios, a decrease in securities purchased under agreements to resell and a smaller investment securities portfolio relative to the prior year. The increase in loans HFS was less for the year-to-date period, due to the timing of the Coastal acquisition. Additionally, for the six months ended June 30, 2017 the increase was also somewhat offset by a decline in average fixed income trading securities.

For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin improved to 3.07 percent in second quarter 2017 from 2.92 percent in second quarter 2016. The net interest spread was 2.87 percent in second quarter 2017, up 8 basis points from 2.79 percent in second quarter 2016. For the six months ended June 30, 2017, the net interest margin was 3.00 percent, up 10 basis points from 2.90 percent for the six months ended June 30, 2016. The favorable impact of higher interest rates on loans, higher average core deposit balances with a corresponding drop in more-costly, market-indexed deposits, an increase in loan fees relative to the comparable periods of 2016, and lower average balances of trading securities all contributed to the increase in NIM in both periods, but were somewhat offset by an increase in average excess cash held at the Fed for both the three and six months ended June 30, 2017 relative to the prior year.

Table 1—Net Interest Margin

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	4.03%	3.58%	3.95%	3.58%
Consumer loans	4.21	4.08	4.17	4.08

Total loans, net of unearned income	4.08	3.74	4.01	3.73

Loans held-for-sale	4.38	4.17	4.43	4.15
Investment securities:
U.S. treasuries	0.99	0.98	0.98	0.98
U.S. government agencies	2.57	2.39	2.58	2.42
States and municipalities	—	7.27	9.38	6.98
Corporate bonds	5.25	5.25	5.25	5.25
Other	3.10	2.47	3.12	2.66

Total investment securities	2.61	2.41	2.62	2.44

Trading securities	3.07	2.64	2.97	2.75
Other earning assets:
Federal funds sold	1.58	1.11	1.49	1.20
Securities purchased under agreements to resell	0.69	0.15	0.54	0.13
Interest bearing cash	1.02	0.48	0.88	0.49

Total other earning assets	0.88	0.28	0.77	0.31

Interest income / total earning assets	3.59%	3.27%	3.48%	3.25%

Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.49%	0.21%	0.44%	0.21%
Other interest-bearing deposits	0.35	0.19	0.32	0.18
Time deposits	0.95	0.83	0.93	0.81

Total interest-bearing deposits	0.47	0.25	0.43	0.25
Federal funds purchased	1.02	0.51	0.88	0.51
Securities sold under agreements to repurchase	0.70	0.11	0.45	0.08
Fixed income trading liabilities	2.21	1.84	2.29	1.98
Other short-term borrowings	1.30	0.66	1.28	0.78
Term borrowings	3.23	2.60	3.10	2.45

Interest expense / total interest-bearing liabilities	0.72	0.48	0.66	0.48

Net interest spread	2.87%	2.79%	2.82%	2.77%
Effect of interest-free sources used to fund earning assets	0.20	0.13	0.18	0.13

Net interest margin (a)	3.07%	2.92%	3.00%	2.90%

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is primarily impacted by balance sheet factors such as interest-bearing cash levels, deposit balances, trading inventory levels, commercial loan volume, as well as loan fees, cash basis income, and changes in short-term interest rates. FHN’s balance sheet is positioned to benefit primarily from a rise in short-term interest rates. For the second half of 2017, NIM will depend on the levels of interest-bearing cash; extent of Fed interest rate increases; commercial loan balances, particularly in specialty loan portfolios; and, levels of trading inventory balances. With interest-bearing cash and trading inventory levels, higher balances typically compress margin.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to or the release of earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was a credit of $2.0 million and a credit of $3.0 million for the three and six months ended June 30, 2017, respectively, compared to a provision expense of $4.0 million and a provision expense of $7.0 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30 2017, FHN experienced continued overall improvement in the loan portfolio as evidenced by a 67 percent and 90 percent decline in net charge-offs relative to the comparative periods of 2016. The ALLL decreased $4.8 million from year-end to $197.3 million as of June 30, 2017. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.

NONINTEREST INCOME

Noninterest income (including securities gains/(losses)) was $127.7 million in second quarter 2017 and represented 39 percent of total revenue compared to $145.5 million in second quarter 2016 and 45 percent. For the six months ended June 30, 2017 and 2016 noninterest income was $244.6 million and $279.8 million, respectively, representing 39 percent and 45 percent of total revenue. The decrease in noninterest income for both periods was primarily driven by lower fixed income product revenue.

Fixed Income Noninterest Income

Fixed income noninterest income was $55.1 million and $105.8 million for the three and six months ended June 30, 2017, down 29 percent and 27 percent, respectively, from $77.9 million and $144.9 million for the three and six months ended June 30, 2016. The decline in both periods reflects lower activity due to rate increases, a flattening yield curve, and relatively low levels of market volatility. Revenue from other products increased 11 percent to $9.6 million in second quarter 2017 from $8.6 million in second quarter 2016, largely driven by an increase in fees from loan sales. For the six months ended June 30, 2017, revenue from other products decreased to $17.5 million from $18.0 million for the six months ended June 30, 2016. The following table summarizes FHN’s fixed income noninterest income for the three and six months ended June 30, 2017 and 2016.

Table 2—Fixed Income Noninterest Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2017	2016		2017	2016
Noninterest income:
Fixed income	$45,555	$69,279	(34%)	$88,282	$126,862	(30)%
Other product revenue	9,555	8,634	11%	17,506	18,028	(3)%

Total fixed income noninterest income	$55,110	$77,913	(29%)	$105,788	$144,890	(27)%

Deposit Transactions and Cash Management

Fees from deposit transactions and cash management activities increased to $27.9 million in second quarter 2017 from $27.0 million in second quarter 2016 largely driven by higher fee income associated with cash management activities. For the six months ended June 30, 2017 and 2016 fees from deposit transactions and cash management activities were $52.4 million and $53.8 million respectively. The decrease for the six months ended June 30, 2017 was primarily the result of lower NSF/overdraft fees in 2017 driven by changes in consumer behavior and a modification of billing practices, but was partially mitigated by an increase in fee income associated with cash management activities.

Brokerage, Management Fees and Commissions

Noninterest income from brokerage, management fees and commissions increased 13 percent to $12.0 million in second quarter 2017 from $10.7 million in second quarter 2016. For the six months ended June 30, 2017 noninterest income from brokerage, management fees and commissions increased 14 percent to $23.9 million from $21.1 million for the six months ended June 30, 2016. The increase in both periods was due in large part to increases in recurring revenue driven primarily by growth in FHN’s advisory business and favorable market conditions.

Bankcard Income

Bankcard income was $5.6 million and $11.1 million for the three and six months ended June 30, 2017 compared to $6.6 million and $11.8 million for the three and six months ended June 30, 2016. The decrease in bankcard income in 2017 relative to the comparative periods of 2016 was primarily the result of volume incentives received in 2016 driven by a significant new relationship.

Securities Gains/(Losses)

Net securities gains were $.4 million for the three and six months ended June 30, 2017, and were primarily the result of the call of a $4.4 million held-to-maturity municipal bond within the regional banking segment. Net securities gains were not material for the three months ended June 30, 2016. For the six months ended June 30, 2016, FHN recognized net securities gains of $1.7 million, which was primarily the result of a $1.7 million gain on an exchange of approximately $294 million of AFS debt securities.

Other Noninterest Income

Other income includes revenues from other service charges, ATM and interchange fees, revenue related to deferred compensation plans (which are mirrored by changes in noninterest expense), electronic banking fees, mortgage banking (primarily within the non-strategic and regional banking segments), letter of credit fees, insurance commissions, and various other fees.

Revenue from all other income and commissions increased 19 percent to $14.6 million in second quarter 2017 from $12.3 million in second quarter 2016. For the six months ended June 30, 2017 revenue from all other income and commissions was $29.0 million, up 13 percent from $25.6 million for the six months ended June 30, 2016. The increase in all other income and commissions in both periods was primarily due to higher deferred compensation income and an increase in mortgage banking income driven by loan sales within the regional banking segment. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. The following table provides detail regarding FHN’s other income.

Table 3—Other Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2017	2016		2017	2016
Other income:
Other service charges	$3,109	$2,996	4%	$6,093	$5,709	7%
ATM interchange fees	3,083	2,879	7%	5,861	5,837	*
Deferred compensation (a)	1,491	795	88%	3,318	1,124	NM
Electronic banking fees	1,306	1,381	(5)%	2,629	2,778	(5)%
Mortgage banking	1,268	598	NM	2,529	1,871	35%
Letter of credit fees	1,122	1,115	1%	2,158	2,176	(1)%
Insurance commissions	592	552	7%	1,475	1,039	42%
Other	2,646	2,005	32%	4,945	5,076	(3)%

Total	$14,617	$12,321	19%	$29,008	$25,610	13%

*	Amount is less than one percent
NM	– Not meaningful
(a)	Deferred compensation market value adjustments are mirrored by changes in deferred compensation expense which is included in employee compensation, incentives, and benefits expense.

NONINTEREST EXPENSE

Total noninterest expense decreased 4 percent, or $8.9 million, to $217.9 million in second quarter 2017 from $226.8 million in second quarter 2016. The decrease in noninterest expense was due in large part to a decline in accruals related to loss contingencies and litigation matters, lower personnel-related expenses, and lower legal fees relative to second quarter 2016. A smaller expense reversal to the mortgage repurchase provision in second quarter 2017 compared to second quarter 2016, and higher acquisition expenses associated with the CBF and Coastal acquisitions, offset a portion of the expense decline. For the six months ended June 30, 2017, total noninterest expense decreased 3 percent, or $13.6 million to $440.1 million, largely driven by the same factors that contributed to the quarterly expense decline.

Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, decreased 3 percent, or $4.3 million, to $139.1 million in second quarter 2017 from $143.4 million in second quarter 2016. For the six months ended June 30, 2017, personnel expense decreased 2 percent, or $6.5 million, to $274.0 million. The decrease in personnel expense for both the quarterly and year-to-date periods was driven by a decrease in variable compensation associated with lower fixed income product sales revenue within FHN’s fixed income operating segment relative to the comparative periods of 2016. This decrease was partially offset by an increase in personnel expenses associated with strategic hires in expansion markets and specialty areas, as well as higher incentive expense associated with loan/deposit growth and retention initiatives within the regional banking segment in 2017. Additionally, deferred compensation expense increased in 2017 relative to 2016, further offsetting the decline in personnel expense, but was somewhat offset by $2.2 million of deferred compensation BOLI gains recognized in second quarter 2017.

Operations Services

Operations services expense increased 10 percent for the three and six months ended June 30, 2017 to $11.5 million and $22.4 million, respectively from $10.5 million and $20.4 million for the three and six months ended June 30, 2016, primarily related to an increase in third party fees associated with FHN’s online digital banking platform.

Professional Fees

Professional fees were $9.7 million in second quarter 2017 compared to $4.3 million in second quarter 2016. For the six months ended June 30, 2017 professional fees increased to $14.4 million from $9.5 million for the six months ended June 30, 2016. The increase in professional fees for both periods was primarily driven by acquisition-related expenses primarily associated with the CBF and Coastal acquisitions.

FDIC Premium Expense

FDIC premium expense was $5.9 million in second quarter 2017, compared to $4.8 million in second quarter 2016. For the six months ended June 30, 2017 FDIC premium expense was $11.7 million compared to $9.8 million for the six months ended June 30, 2016. The increase in FDIC premium expense for both periods was due in large part to balance sheet growth.

Legal Fees

Legal fees decreased $2.4 million and $2.0 million during the three and six months ended June 30, 2017 to $3.5 million and $5.9 million, respectively, from $8.8 million and $10.8 million for the three and six months ended June 30, 2016. Legal fees fluctuate primarily based on the status, timing, type, and composition of cases or other projects.

Repurchase and Foreclosure Provision

During second quarter 2017, FHN recognized a $21.7 million pre-tax reversal of mortgage repurchase and foreclosure provision primarily as a result of the settlement of certain repurchase claims, which favorably impacted expenses for both the quarter and year-to-date period. Similarly, during second quarter 2016, FHN recognized a $31.4 million pre-tax reversal of mortgage repurchase and foreclosure provision as a result of the settlement of certain repurchase claims, which also resulted in a favorable impact on expenses for both the quarter and year-to-date period.

Other Noninterest Expense

Other expense includes travel and entertainment expenses, other insurance and tax expense, customer relations expenses, costs associated with employee training and dues, supplies, tax credit investments expenses, miscellaneous loan costs, losses from litigation and regulatory matters, expenses associated with foreclosed properties, and various other expenses.

All other expenses were $24.4 million in second quarter 2017, a 48 percent decrease from $46.8 million in second quarter 2016. The decrease was primarily driven by a $25.3 million decline in accruals related to loss contingencies and litigation matters associated with the resolution of legal matters in second quarter 2016. Additionally, a $2.5 million decrease in negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares and a $1.3 million charge recognized in second quarter 2016 related to fixed asset impairments and lease abandonment charges associated with efforts to more efficiently utilize bank branch locations contributed to the expense decline. These decreases were partially offset by a $3.2 million charitable contribution to the First Tennessee Foundation and a $2.0 million vendor payment adjustment, both recognized in second quarter 2017.

All other expenses were $43.2 million for the six months ended June 30, 2017 compared to $68.9 million for the six months ended June 30, 2016. The decline in all other expenses for the year-to-date period was primarily driven by a decline in accruals related to loss contingencies and litigation matters associated with matters settled in 2016. During the six months ended June 30, 2017, FHN recognized a $5.0 million decrease in fixed asset impairments and lease abandonment charges and a $2.6 million decrease in negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares, which also contributed to the expense decline during the first half of 2017. Additionally, other insurance and taxes decreased to $4.8 million for the six months ended June 30, 2017 from $6.3 million for the comparable period of 2016 largely driven by favorable adjustments to franchise taxes related to community reinvestment efforts. A recovery from a vendor recognized in first quarter 2017 related to previous overbillings also favorably impacted expense for the six months ended June 30, 2017, but was offset by a loss related to certain derivative contracts also recognized in first quarter 2017. The $3.2 million charitable contribution to the First Tennessee Foundation and the $2.0 million vendor payment adjustment previously mentioned negatively impacted expenses for the six months ended June 30, 2017 also offsetting a portion of the expense decline.

Table 4—Other Expense

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2017	2016		2017	2016
Other expense:
Travel and entertainment	$3,162	$2,495	27%	$5,510	$4,557	21%
Other insurance and taxes	2,443	3,014	(19)%	4,833	6,327	(24)%
Customer relations	1,543	1,483	4%	2,879	3,362	(14)%
Employee training and dues	1,453	1,338	9%	2,996	2,728	10%
Supplies	1,093	930	18%	1,956	1,956	*
Tax credit investments	942	831	13%	1,884	1,537	23%
Miscellaneous loan costs	699	565	24%	1,321	1,282	3%
Litigation and regulatory matters	533	26,000	(98)%	241	25,525	(99)%
Foreclosed real estate	446	(432)	NM	650	(690)	NM
Other	12,090	10,624	14%	20,921	22,343	(6)%

Total	$24,404	$46,848	(48)%	$43,191	$68,927	(37)%

*	Amount is less than one percent
NM	– Not meaningful

INCOME TAXES

FHN recorded an income tax provision of $17.3 million in second quarter 2017, compared to $30.0 million in second quarter 2016. For the six months ended June 30, 2017 and 2016, FHN recorded an income tax provision of $44.3 million and $54.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2017 were approximately 15 percent and 22 percent compared to 33 percent and 32 percent for the three and six months ended June 30, 2016. FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits. The decrease in the effective tax rate in second quarter 2017 was primarily related to the reversal of the valuation allowance for the deferred tax asset related to its 2012 federal capital loss carryforward based on capital gain transactions initiated in second quarter 2017. See Note 15 – Income Taxes in the Notes to Consolidated Financial Statements on FHN’s Form 10-K for the year ended December 31, 2016, for additional information.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2017, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $299.4 million and $89.2 million, respectively, resulting in a net DTA of $210.2 million at June 30, 2017, compared with a net DTA of $186.1 million at June 30, 2016. The increase in the DTA since the second quarter of 2016 is primarily the result of the reversal of a capital loss deferred tax asset valuation allowance. As of June 30, 2017, FHN gross had deferred tax asset balances related to federal and state income tax carryforwards of $63.9 million and $16.0 million, respectively, which will expire at various dates.

As of June 30, 2017 and 2016, FHN established a valuation allowance of $.3 million and $40.5 million, respectively, against its federal capital loss carryforwards. FHN’s gross DTA after valuation allowance was $299.4 million and $318.2 million as of June 30, 2017 and 2016, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN determines that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN makes an adjustment to the valuation allowance, which reduces the effective tax rate and provision for income taxes.

Tax reform, including the reduction of the corporate tax rate, is expected to be on the legislative agenda this year. A rate reduction, if enacted, will have a net beneficial effect to FHN over the long-term; however, certain deductions may be eliminated or reduced as a part of tax reform which could reduce the beneficial effect of the rate reduction. Additionally, a rate reduction would result in the impairment of a portion of the deferred tax asset in the quarter that it is signed into law by the President. The actual impacts are subject to significant uncertainties including whether, and to what extent, rate reductions or broader tax reform can actually be executed and if executed, the timing.

STATEMENT OF CONDITION REVIEW

Total period-end assets were $29.4 billion on June 30, 2017, up 3 percent from $28.6 billion on December 31, 2016. Average assets increased to $28.9 billion in second quarter 2017 from $28.6 billion in fourth quarter 2016. The increase in average assets compared to fourth quarter 2016 was largely attributable to higher balances of interest bearing cash and loans held-for-sale, somewhat offset by a net decrease in the loan portfolios. The increase in period-end assets relative to December 31, 2016 was primarily driven by higher balances of trading securities, net increases in loan balances, and higher balances of loans held-for-sale, but was somewhat offset by a decrease in interest bearing cash.

Total period-end liabilities were $26.5 billion on June 30, 2017, a 3 percent increase from $25.9 billion on December 31, 2016. Average liabilities increased 1 percent to $26.1 billion first quarter 2017, from $25.9 billion in fourth quarter 2016. The increase in average liabilities was largely due to increases in securities sold under agreements to repurchase, other short-term borrowings, and deposits, somewhat offset by lower federal funds purchased and other liabilities relative to fourth quarter 2016. The increase in period-end liabilities relative to fourth quarter 2016 was primarily due to increases in other short-term borrowings and securities sold under agreements to repurchase, partially offset by a decrease in deposits.

EARNING ASSETS

Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased to $26.6 billion in second quarter 2017 from $26.4 billion in fourth quarter 2016. A more detailed discussion of the major line items follows.

Loans

Period-end loans increased 2 percent to $20.0 billion as of June 30, 2017 from $19.6 billion on December 31, 2016, and were up 8 percent from $18.6 billion as of June 30, 2016. Average loans for second quarter 2017 were $19.2 billion compared to $19.4 billion for fourth quarter 2016 and $17.8 billion for second quarter 2016. The increase in period-end loan balances from fourth quarter 2016 was primarily due to increases in other commercial loan portfolios within the regional banking segment, somewhat offset by run-off of the non-strategic loan portfolios. The decrease in average loans from fourth quarter 2016 was primarily due to a decrease in loans to mortgage companies, somewhat offset by increases in other commercial loan portfolios within the regional banking segment. To a much smaller extent, run-off of consumer loan portfolios within the non-strategic segment also contributed to the decline in average loans relative to fourth quarter 2016. The increase in average and period-end loan balances from second quarter 2016 was primarily driven by organic growth within the regional bank’s commercial portfolios and loans added through the purchase of franchise finance loans in third quarter 2016, partially offset by run-off of consumer loan portfolios within the non-strategic segment.

Table 5—Average Loans

	Quarter Ended June 30, 2017		Quarter Ended December 31, 2016
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$11,830,942	62%	$11,987,561	62%	(1)%
Commercial real estate	2,175,733	11	2,089,314	11	4%

Total commercial	14,006,675	73	14,076,875	73	*

Consumer:
Consumer real estate (a)	4,431,591	23	4,545,647	23	(3)%
Permanent mortgage	408,202	2	429,914	2	(5)%
Credit card, OTC and other	355,123	2	361,311	2	(2)%

Total consumer	5,194,916	27	5,336,872	27	(3)%

Total loans, net of unearned income	$19,201,591	100%	$19,413,747	100%	(1)%

*	Amount is less than one percent.
(a)	Balance as of June 30, 2017 and December 31, 2016, includes $30.5 million and $37.2 million of restricted and secured real estate loans, respectively.

C&I loans are the largest component of the commercial portfolio comprising 84 percent and 85 percent of average commercial loans in second quarter 2017 and fourth quarter 2016, respectively. C&I loans decreased 1 percent, or $.2 billion, from fourth quarter 2016 due to lower balances of loans to mortgage companies, partially offset by net loan growth within several of the regional bank’s portfolios including franchise finance, international, and private client. Commercial real estate loans increased 4 percent to $2.2 billion in second quarter 2017 because of growth in expansion markets, increased funding under existing commitments, and an increased focus on funded term debt products.

Average consumer loans declined 3 percent, or $.1 billion, from fourth quarter 2016 to $5.2 billion in second quarter 2017. The consumer real estate portfolio (home equity lines and installment loans) declined $114.1 million, to $4.4 billion, as the continued wind-down of portfolios within the non-strategic segment outpaced a $93.5 million increase in real estate installment loans from new originations within the regional banking segment. The permanent mortgage portfolio declined $21.7 million to $408.2 million in second quarter 2017 driven by run-off of legacy assets within the non-strategic segment offset by some growth in mortgage loans within regional banking, primarily related to FHN’s Community Reinvestment Act (“CRA”) initiatives. Credit Card and Other decreased $6.2 million to $355.1 million in second quarter 2017.

Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Investment securities were $4.0 billion on June 30, 2017 and December 31, 2016 and averaged $4.0 billion in first quarter 2017 and fourth quarter 2016, representing 15 percent of average earning assets.

Loans Held-for-Sale

Loans HFS consists of small business, the mortgage warehouse (primarily repurchased government-guaranteed loans), USDA, student, and home equity loans. On June 30, 2017 loans HFS were $432.8 million compared to $111.2 million on December 31, 2016. The average balance of loans HFS increased to $320.7 million in second quarter 2017 from $127.5 million in fourth quarter 2016. The increase in period-end and average loans HFS was driven by the Coastal acquisition, which resulted in an increase in small business loans and the addition of USDA loans.

Other Earning Assets

Other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $3.1 billion in second quarter 2017, up from $2.8 billion in fourth quarter 2016. The increase in other earning assets was primarily driven by higher levels of interest bearing cash driven by an inflow of customer deposits. Other earning assets were $2.6 billion on June 30, 2017 and December 31, 2016 as increases in trading inventory and securities purchased under agreements to resell (“asset repos”) were offset by a decline in interest-bearing cash. Fixed income’s trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades.

Non-earning assets

Period-end non-earning assets were $2.4 billion on June 30, 2017 compared to $2.3 billion on December 31, 2016. The increase in non-earning assets was primarily due to increases in Fixed income receivables, goodwill and intangible assets associated with the Coastal acquisition.

Deposits

Average deposits were $22.5 billion during second quarter 2017, up 1 percent from $22.3 billion during fourth quarter 2016 and 11 percent from $20.3 billion in second quarter 2016. The increase in average deposits from fourth quarter 2016 was primarily driven by increases in priority savings, non-interest bearing deposits and commercial customer deposits, somewhat offset by FHN’s decision to decrease insured network deposit balances and use alternate sources of wholesale funding to support loan growth. The increase in average deposits from second quarter 2016 was also driven by increases in priority savings, non-interest bearing deposits and commercial customer deposits, and was also impacted by an increase in insured network deposits. Insured network deposit sweep program is an FDIC-insured deposit sweep program where financial institutions can receive unsecured deposits for the long-term (several years) and in larger-dollar increments and is used to support loan growth. Period-end deposits were $22.3 billion on June 30, 2017, down 1 percent from $22.7 billion on December 31, 2016, and up 8 percent from $20.6 billion on June 30, 2016. FHN experienced deposit growth within consumer interest, commercial interest and non-interest bearing deposits from June 30, 2016 and December 31, 2016 to June 30, 2017. Insured network deposits decreased from June 30, 2016 and December 31, 2016 to June 30, 2017, however the decrease from year-end was much more significant, more than offsetting other deposit growth and resulting in the net decrease in total deposits from December 31, 2016 on a period-end basis.

Table 6—Average Deposits

	Quarter Ended June 30, 2017		Quarter Ended December 31, 2016
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer interest	$9,330,990	41%	$8,641,507	39%	8%
Commercial interest	3,086,139	14	2,819,980	13	9%
Market-indexed (a)	3,809,281	17	4,787,912	21	(20)%

Total interest-bearing deposits	16,226,410	72	16,249,399	73	*
Noninterest-bearing deposits	6,280,472	28	6,039,025	27	4%

Total deposits	$22,506,882	100%	$22,288,424	100%	1%

*	Amount is less than one percent.
(a)	Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.

Short-Term Borrowings

Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $2.0 billion in second quarter 2017, up from $1.9 billion in fourth quarter 2016. The increase between second quarter 2017 and fourth quarter 2016 was primarily due to an increase in securities sold under agreements to repurchase, partially offset by a decline in FFP. Average securities sold under agreements to repurchase increased in second quarter 2017, primarily due to the Coastal acquisition. Average FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. Period-end short-term borrowings increased to $2.7 billion on June 30, 2017 from $1.5 billion on December 31, 2016. The increase in short-term borrowings on a period-end basis was primarily driven by an increase in other short-term funds (primarily FHLB advances) which management uses as an additional source of wholesale funding to support loan growth. The other factors impacting the increase in average balances previously mentioned also impacted balances on a period-end basis as of June 30, 2017.

Table 7—Average Short-Term Borrowings

	Quarter Ended June 30, 2017		Quarter Ended December 31, 2016
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$435,854	21%	$528,266	28%	(17)%
Securities sold under agreements to repurchase	616,837	30	378,837	20	63%
Trading liabilities	762,667	37	745,011	39	2%
Other short-term borrowings	221,472	12	243,527	13	(9)%

Total short-term borrowings	$2,036,830	100%	$1,895,641	100%	7%

Term Borrowings

Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.0 billion on June 30, 2017 and December 31, 2016. Average term borrowings decreased $30.2 million from fourth quarter 2016 to $1.0 billion in second quarter 2017.

Other Liabilities

Period-end other liabilities decreased to $.5 billion on June 30, 2017 from $.6 billion on December 31, 2016.

CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity increased to $2.8 billion on June 30, 2017 from $2.7 billion on December 31, 2016 primarily due to net income recognized in first and second quarter 2017, partially offset by common and preferred dividends paid. Average equity increased $31.3 million to $2.8 billion in second quarter 2017 from fourth quarter 2016, as a decrease attributable to accumulated other comprehensive income was more than offset by the impact of net income less dividends paid on equity recognized in the first half of 2017 on an average basis. The decline attributable to average accumulated other comprehensive income was largely the result of unrealized losses recognized on the AFS securities portfolio, as well as an increase of net actuarial losses for pension and post retirement plans.

In January 2014, FHN’s board of directors approved a share repurchase program which enables FHN to repurchase its common stock in the open market or in privately negotiated transactions, subject to certain conditions. In July 2015 and April 2016 the board increased and extended that program. The current program authorizes total purchases of up to $350 million and expires on January 31, 2018. During second quarter 2017, FHN did not repurchase any common shares under the program. In second quarter 2016 FHN repurchased $11.4 million of common shares under the program. Total purchases under this program through June 30, 2017 were $160.3 million. FHN does not anticipate repurchasing any shares under this authorization through the closing of the Capital Bank acquisition.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2017	December 31, 2016
Shareholders’ equity	$2,531,457	$2,409,653
FHN non-cumulative perpetual preferred	(95,624)	(95,624)

Common equity	$2,435,833	$2,314,029
Regulatory adjustments:
Disallowed goodwill and other intangibles	(232,086)	(165,292)
Net unrealized (gains)/losses on securities available-for-sale	9,857	17,232
Net unrealized (gains)/losses on pension and other postretirement plans	226,581	229,157
Net unrealized (gains)/losses on cash flow hedges	1,024	1,265
Disallowed deferred tax assets	(22,153)	(18,027)
Other deductions from common equity tier 1	(478)	(377)

Common equity tier 1	$2,418,578	$2,377,987
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—FTBNA preferred stock	249,662	256,811
Other deductions from tier 1	(64,166)	(58,551)

Tier 1 capital	$2,699,698	$2,671,871
Tier 2 capital	243,250	254,139

Total regulatory capital	$2,942,948	$2,926,010

Risk-Weighted Assets
First Horizon National Corporation	$24,566,487	$23,914,158
First Tennessee Bank National Association	24,027,476	23,447,251
Average Assets for Leverage
First Horizon National Corporation	28,793,889	28,581,251
First Tennessee Bank National Association	27,925,008	27,710,158

	June 30, 2017		December 31, 2016
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	9.85%	$2,418,578	9.94%	$2,377,987
First Tennessee Bank National Association	9.57	2,299,275	9.80	2,298,080
Tier 1
First Horizon National Corporation	10.99	2,699,698	11.17	2,671,871
First Tennessee Bank National Association	10.51	2,525,919	10.83	2,538,382
Total
First Horizon National Corporation	11.98	2,942,948	12.24	2,926,010
First Tennessee Bank National Association	11.38	2,735,182	11.78	2,762,271
Tier 1 Leverage
First Horizon National Corporation	9.38	2,699,698	9.35	2,671,871
First Tennessee Bank National Association	9.05	2,525,919	9.16	2,538,382

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total

Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of June 30, 2017, FHN and FTBNA had sufficient capital to qualify as a well-capitalized institution. Regulatory capital ratios generally decreased in the second quarter of 2017 relative to fourth quarter 2016 due primarily to the impact of increased disallowed intangible assets due to the Coastal acquisition and the continued phased-in implementation of the Basel III regulations as well as, increases in risk-weighted assets primarily as a result of a net increase in period end loans. These decreases were partially offset by net income less dividends. During 2017, capital ratios are expected to remain above well-capitalized standards.

Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s board has not authorized a preferred stock purchase program. The following tables provide information related to securities repurchased by FHN during second quarter 2017:

Table 9—Issuer Purchases of Common Stock

Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2017
April 1 April 30	12	$18.97	12	25,628
May 1 to May 31	149	$17.99	149	25,479
June 1 to June 30	2	$17.14	2	25,477

Total	163	$18.06	163

Compensation Plan Programs:

•	A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On June 30, 2017, the maximum number of shares that may be purchased under the program was 25.4 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2017.

Other Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2017
April 1 April 30	—	N/A	—	$189,690
May 1 to May 31	—	N/A	—	$189,690
June 1 to June 30	—	N/A	—	$189,690

Total	—	N/A	—

N/A—Not applicable

Other Programs:

•	On January 22, 2014, FHN announced a $100 million share purchase authority with an expiration date of January 31, 2016. On July 21, 2015, FHN announced a $100 million increase in that authority along with an extension of the expiration date to January 31, 2017, and on April 26, 2016, FHN announced a $150 million increase and further extension to January 31, 2018. As of June 30, 2017, $160.3 million in purchases had been made under this authority at an average price per share of $12.86, $12.84 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions.

ASSET QUALITY

Loan Portfolio Composition

FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Consumer loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (24 percent of total loans), the majority of which is in the consumer real estate portfolio (22 percent of total loans). Industry concentrations are discussed under the heading C&I below.

Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 46. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2017, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $12.6 billion on June 30, 2017, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.

The following table provides the composition of the C&I portfolio by industry as of June 30, 2017, and December 31, 2016. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table 10—C&I Loan Portfolio by Industry

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,724,227	22%	$2,573,713	21%
Loans to mortgage companies	2,092,762	17	2,045,189	17
Health care & social assistance	913,252	7	893,629	7
Wholesale trade	900,507	7	826,226	7
Accommodation & food service	882,551	7	987,973	8
Real estate rental & leasing (a)	868,023	7	769,457	6
Manufacturing	847,640	7	762,947	6
Transportation & warehousing	581,929	5	578,586	5
Public administration	577,808	5	565,119	5
Other (education, arts, entertainment, etc) (b)	2,209,520	16	2,145,248	18

Total C&I loan portfolio	$12,598,219	100%	$12,148,087	100%

(a)	Leasing, rental of real estate, equipment, and goods.
(b)	Industries in this category each comprise less than 5 percent for 2017.

Industry Concentrations

Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 39 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on June 30, 2017, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Finance and Insurance

The finance and insurance component represents 22 percent of the C&I portfolio and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2017, asset-based lending to consumer finance companies represents approximately $1.1 billion of the finance and insurance component.

TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of June 30, 2017, and December 31, 2016, one TRUP relationship was on interest deferral.

As of June 30, 2017, the unpaid principal balance (“UPB”) of trust preferred loans totaled $333.0 million ($206.7 million of bank TRUPS and $126.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $331.9 million. Inclusive of a valuation allowance on TRUPS of $25.5 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $26.7 million or 4 percent of outstanding UPB.

Loans to Mortgage Companies

The balance of loans to mortgage companies was 17 percent of the C&I portfolio as of June 30, 2017 and December 31, 2016, and 20 percent of the C&I portfolio as of June 30, 2016, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise.

C&I Asset Quality Trends

Overall, the C&I portfolio trends remain strong in 2017, continuing in line with recent historical performance. The C&I ALLL increased $3.0 million from December 31, 2016, to $92.4 million as of June 30, 2017. The allowance as a percentage of period-end loans decreased slightly to .73 percent as of June 30, 2017, from .74 percent as of December 31, 2016. Nonperforming C&I loans decreased $7.7 million from December 31, 2016, to $25.0 million on June 30, 2017. The nonperforming loan (“NPL”) ratio decreased 7 basis points from December 31, 2016, to .20 percent of C&I loans as of June 30, 2017. The 30+ delinquency ratio decreased to .03 percent as of June 30, 2017, from .08 percent as of December 31, 2016. Second quarter 2017 experienced net charge-offs of $1.3 million compared to $1.6 million of net recoveries in fourth quarter 2016 and $6.3 million of net charge-offs in second quarter 2016. The following table shows C&I asset quality trends by segment.

Table 11—C&I Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$91,625	$1,482	$93,107
Charge-offs	(1,865)	—	(1,865)
Recoveries	594	6	600
Provision/(provision credit) for loan losses	604	(67)	537

Allowance for loan losses as of June 30	$90,958	$1,421	$92,379

Net charge-offs % (qtr. annualized)	0.04%	NM	0.04%
Allowance / charge-offs	17.85x	NM	18.21x

	As of June 30
Period-end loans	$12,178,619	$419,600	$12,598,219
Nonperforming loans	21,030	4,001	25,031
Troubled debt restructurings	25,411	—	25,411

30+ Delinq. % (a)	0.03%	—%	0.03%
NPL %	0.17	0.95	0.20
Allowance / loans %	0.75	0.34	0.73

	2016
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$79,471	$1,416	$80,887
Charge-offs	(7,688)	(181)	(7,869)
Recoveries	1,569	33	1,602
Provision/(provision credit) for loan losses	6,245	107	6,352

Allowance for loan losses as of June 30	$79,597	$1,375	$80,972

Net charge-offs % (qtr. annualized)	0.25%	0.14%	0.24%
Allowance / charge-offs	3.23x	2.31x	3.21x

	As of December 31
Period-end loans	$11,728,160	$419,927	$12,148,087
Nonperforming loans	28,619	4,117	32,736
Troubled debt restructurings	34,334	—	34,334

30+ Delinq. % (a)	0.08%	—%	0.08%
NPL %	0.24	0.98	0.27
Allowance / loans %	0.75	0.33	0.74

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate

The CRE portfolio was $2.2 billion on June 30, 2017. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (31 percent), retail (23 percent), office (17 percent), hospitality (13 percent), industrial (12 percent), and other (4 percent).

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

CRE Asset Quality Trends

The CRE portfolio had continued stable performance as of June 30, 2017, with nonperforming loans down $1.1 million from December 31, 2016, net recoveries in second quarter 2017, and minimal past due activity. The allowance decreased $3.4 million from December 31, 2016, to $30.5 million as of June 30, 2017. Allowance as a percentage of loans decreased 21 basis points from December 31, 2016, to 1.38 percent as of June 30, 2017. Nonperforming loans as a percentage of total CRE loans improved 6 basis points from year-end to .07 percent as of June 30, 2017. Accruing delinquencies as a percentage of period-end loans remained flat compared to year-end at .01 percent as of June 30, 2017. FHN recognized net recoveries of $.1 million in second quarter 2017 compared to $.9 million in second quarter 2016. The following table shows commercial real estate asset quality trends by segment.

Table 12—Commercial Real Estate Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$30,888	$—	$30,888
Charge-offs	(20)	—	(20)
Recoveries	126	14	140
Provision/(provision credit) for loan losses	(524)	(14)	(538)

Allowance for loan losses as of June 30	$30,470	$—	$30,470

Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / charge-offs	NM	NM	NM

	As of June 30
Period-end loans	$2,211,996	$—	$2,211,996
Nonperforming loans	1,650	—	1,650
Troubled debt restructurings	3,023	—	3,023

30+ Delinq. % (a)	0.01%	—%	0.01%
NPL %	0.07	—	0.07
Allowance / loans %	1.38	—	1.38

	2016
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$25,626	$—	$25,626
Charge-offs	(51)	—	(51)
Recoveries	764	145	909
Provision/(provision credit) for loan losses	3,925	(145)	3,780

Allowance for loan losses as of June 30	$30,264	$—	$30,264

Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / charge-offs	NM	NM	NM

	As of December 31
Period-end loans	$2,135,523	$—	$2,135,523
Nonperforming loans	2,776	—	2,776
Troubled debt restructurings	3,124	—	3,124

30+ Delinq. % (a)	0.01%	—%	0.01%
NPL %	0.13	—	0.13
Allowance / loans %	1.59	—	1.59

Certain previously reported amounts have been reclassified to agree with current presentation.

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

CONSUMER LOAN PORTFOLIOS

Consumer Real Estate

The consumer real estate portfolio was $4.4 billion on June 30, 2017, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of June 30, 2017, are in Tennessee (71 percent), California (4 percent), and North Carolina (4 percent) with no other state representing more than 3 percent of the portfolio. As of June 30, 2017, approximately 73 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 751 and refreshed FICO scores averaged 749 as of June 30, 2017, as compared to 750 and 747, respectively, as of December 31, 2016. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

Home equity lines of credit (“HELOCs”) comprise $1.5 billion of the consumer real estate portfolio as of June 30, 2017. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

As of June 30, 2017, and December 31, 2016, approximately 62 percent of FHN’s HELOCs are in the draw period. Based on when draw periods are scheduled to end per the line agreement, it is expected that $437.4 million, or 46 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 13—HELOC Draw To Repayment Schedule

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$169,157	18%	$212,665	20%
13-24	78,637	8	127,662	12
25-36	54,758	6	73,331	7
37-48	64,116	7	68,768	6
49-60	70,760	7	68,792	7
>60	507,933	54	514,126	48

Total	$945,361	100%	$1,065,344	100%

Consumer Real Estate Asset Quality Trends

Overall, performance of the consumer real estate portfolio remained strong in second quarter 2017. Specifically, the regional bank’s asset quality metrics were relatively stable from a year ago, with the exception of NPLs as a percentage of loans which increased 2 basis points from year-end to .54 percent as of June 30, 2017. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased $4.3 million from December 31, 2016, to $46.1 million as of June 30, 2017, with the majority of the decline attributable to the non-strategic segment. The allowance as a percentage of loans declined 7 basis points to 1.04 percent as of June 30, 2017, compared to year-end. The balance of nonperforming loans declined $7.6 million to $75.2 million on June 30, 2017. Loans delinquent 30 or more days and still accruing declined from $42.1 million as of December 31, 2016, to $35.8 million as of June 30, 2017. The portfolio realized net recoveries of $1.2 million in second quarter 2017 compared to net recoveries of $2.2 million in fourth quarter 2016 and net charge-offs of $.5 million in second quarter 2016. The following table shows consumer real estate asset quality trends by segment.

Table 14—Consumer Real Estate Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$19,204	$30,476	$49,680
Charge-offs	(793)	(3,158)	(3,951)
Recoveries	1,343	3,800	5,143
Provision/(provision credit) for loan losses	(1,873)	(2,930)	(4,803)

Allowance for loan losses as of June 30	$17,881	$28,188	$46,069

Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / charge-offs	NM	NM	NM

	As of June 30
Period-end loans	$3,694,736	$722,723	$4,417,459
Nonperforming loans	19,951	55,224	75,175
Troubled debt restructurings	45,559	92,440	137,999

30+ Delinq. % (a)	0.46%	2.62%	0.81%
NPL %	0.54	7.64	1.70
Allowance / loans %	0.48	3.90	1.04

	2016
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$26,602	$40,719	$67,321
Charge-offs	(1,487)	(5,095)	(6,582)
Recoveries	1,700	4,382	6,082
Provision/(provision credit) for loan losses	(2,537)	(5,203)	(7,740)

Allowance for loan losses as of June 30	$24,278	$34,803	$59,081

Net charge-offs % (qtr. annualized)	NM	0.26%	0.04%
Allowance / charge-offs	NM	12.14x	29.40x

	As of December 31
Period-end loans	$3,642,894	$880,858	$4,523,752
Nonperforming loans	18,865	63,947	82,812
Troubled debt restructurings	47,478	105,982	153,460

30+ Delinq. % (a)	0.49%	2.76%	0.93%
NPL %	0.52	7.26	1.83
Allowance / loans %	0.52	3.56	1.11

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage

The permanent mortgage portfolio was $.4 billion on June 30, 2017. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through legacy businesses. The regional banking segment primarily includes recently acquired mortgage loans associated with FHN’s CRA initiatives. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 20 percent of loan balances as of June 30, 2017, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off contributed to a majority of the $15.0 million net decrease in permanent mortgage period-end balances from December 31, 2016, to June 30, 2017.

The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics may become skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL increased $.1 million as of June 30, 2017, from $16.3 million as of December 31, 2016. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 72 percent of the ALLL for the permanent mortgage portfolio as of June 30, 2017. Consolidated accruing delinquencies as a percentage of total loans increased 21 basis points from year-end to 2.57 percent as of June 30, 2017. Nonperforming loans increased slightly from December 31, 2016, to $27.8 million as of June 30, 2017. The portfolio experienced net charge-offs of $.4 million in second quarter 2017 compared to net recoveries of $.1 million in second quarter 2016. The following table shows permanent mortgage asset quality trends by segment.

Table 15—Permanent Mortgage Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$1,857	N/A	$14,036	$15,893
Charge-offs	—	N/A	(843)	(843)
Recoveries	—	N/A	488	488
Provision/(provision credit) for loan losses	124	N/A	736	860

Allowance for loan losses as of June 30	$1,981	N/A	$14,417	$16,398

Net charge-offs % (qtr. annualized)	—%	N/A	0.56%	0.35%
Allowance / charge-offs	NM	N/A	10.13x	11.52x

	As of June 30
Period-end loans	$96,769	$62,708	$248,618	$408,095
Nonperforming loans	381	1,819	25,604	27,804
Troubled debt restructurings	937	4,251	80,725	85,913

30+ Delinq. % (b)	0.49%	6.52%	2.38%	2.57%
NPL %	0.39	2.90	10.30	6.81
Allowance / loans %	2.05	N/A	5.80	4.02

	2016
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$383	N/A	$18,371	$18,754
Charge-offs	—	N/A	(349)	(349)
Recoveries	—	N/A	484	484
Provision/(provision credit) for loan losses	196	N/A	(1,485)	(1,289)

Allowance for loan losses as of June 30	$579	N/A	$17,021	$17,600

Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / charge-offs	NM	N/A	NM	NM

	As of December 31
Period-end loans	$76,973	$71,380	$274,772	$423,125
Nonperforming loans	393	1,186	25,602	27,181
Troubled debt restructurings	878	3,792	89,256	93,926

30+ Delinq. % (b)	0.72%	4.37%	2.29%	2.36%
NPL %	0.51	1.66	9.32	6.42
Allowance / loans %	1.58	N/A	5.49	3.85

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.
(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other

The credit card and other portfolio, which is primarily within the regional banking segment, was $.4 billion as of June 30, 2017, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance decreased to $11.9 million as of June 30, 2017, from $12.2 million as of December 31, 2016. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 25 basis points from December 31, 2016, to .92 percent as of June 30, 2017. In second quarter 2017, FHN recognized $2.4 million of net charge-offs in the credit card and other portfolio, compared to $2.5 million in second quarter 2016. The following table shows credit card and other asset quality trends by segment.

Table 16—Credit Card and Other Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$12,394	$6	$12,400
Charge-offs	(3,084)	(67)	(3,151)
Recoveries	678	70	748
Provision/(provision credit) for loan losses	1,929	15	1,944

Allowance for loan losses as of June 30	$11,917	$24	$11,941

Net charge-offs % (qtr. annualized)	2.77%	NM	2.71%
Allowance / charge-offs	1.24x	NM	1.24x

	As of June 30
Period-end loans	$346,791	$6,759	$353,550
Nonperforming loans	—	130	130
Troubled debt restructurings	329	31	360

30+ Delinq. % (a)	0.90%	1.95%	0.92%
NPL %	—	1.93	0.04
Allowance / loans %	3.44	0.35	3.38

	2016
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$11,005	$441	$11,446
Charge-offs	(3,355)	(90)	(3,445)
Recoveries	929	63	992
Provision/(provision credit) for loan losses	3,054	(157)	2,897

Allowance for loan losses as of June 30	$11,633	$257	$11,890

Net charge-offs % (qtr. annualized)	2.77%	1.15%	2.73%
Allowance / charge-offs	1.19x	2.41x	1.21x

	As of December 31
Period-end loans	$351,198	$7,835	$359,033
Nonperforming loans	—	142	142
Troubled debt restructurings	274	32	306

30+ Delinq. % (a)	1.16%	1.73%	1.17%
NPL %	—	1.82	0.04
Allowance / loans %	3.42	2.26	3.39

NM—Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:

Table 17—Asset Quality by Portfolio

	June 30	December 31
	2017	2016
Key Portfolio Details
C&I
Period-end loans ($ millions)	$12,598	$12,148
30+ Delinq. % (a)	0.03%	0.08%
NPL %	0.20	0.27
Charge-offs % (qtr. annualized)	0.04	NM
Allowance / loans %	0.73%	0.74%
Allowance / charge-offs	18.21x	NM
Commercial Real Estate
Period-end loans ($ millions)	$2,212	$2,136
30+ Delinq. % (a)	0.01%	0.01%
NPL %	0.07	0.13
Charge-offs % (qtr. annualized)	NM	0.09
Allowance / loans %	1.38%	1.59%
Allowance / charge-offs	NM	17.56x
Consumer Real Estate
Period-end loans ($ millions)	$4,417	$4,524
30+ Delinq. % (a)	0.81%	0.93%
NPL %	1.70	1.83
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	1.04%	1.11%
Allowance / charge-offs	NM	NM
Permanent Mortgage
Period-end loans ($ millions)	$408	$423
30+ Delinq. % (a)	2.57%	2.36%
NPL %	6.81	6.42
Charge-offs % (qtr. annualized)	0.35	NM
Allowance / loans %	4.02%	3.85%
Allowance / charge-offs	11.52x	NM
Credit Card and Other
Period-end loans ($ millions)	$354	$359
30+ Delinq. % (a)	0.92%	1.17%
NPL %	0.04	0.04
Charge-offs % (qtr. annualized)	2.71	3.25
Allowance / loans %	3.38%	3.39%
Allowance / charge-offs	1.24x	1.04x

NM – Not meaningful

Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Allowance for Loan Losses

Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased to $197.3 million on June 30, 2017, from $202.1 million on December 31, 2016. The ALLL as of June 30, 2017, reflects strong asset quality with the consumer real estate portfolio continuing to stabilize, historically low levels of net charge-offs, and declining non-strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to .99 percent on June 30, 2017, from 1.03 percent on December 31, 2016.

The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was a credit of $2.0 million in second quarter 2017 compared to expense of $4.0 million in second quarter 2016.

FHN expects asset quality trends to remain relatively stable for the near term if the slow growth of the economy continues. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible primarily due to the size of the credits within this portfolio. The CRE portfolio metrics should be relatively consistent as FHN expects stable property values over the near term; however, oversupply of any CRE product type, changes in the lending environment, or economic uncertainty could result in decreased property values (which could happen abruptly). The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic may become skewed as the portfolio continues to shrink. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with life events that affect borrowers’ finances, unemployment trends, and strength of the housing market.

Consolidated Net Charge-offs

Overall, net charge-offs continue to be at historical lows. Second quarter 2017 experienced net charge-offs of $2.7 million compared to $8.2 million of net charge-offs in second quarter 2016.

The commercial portfolio experienced $1.1 million of net charge-offs in second quarter 2017 compared to $5.4 million in second quarter 2016. In addition, the consumer real estate portfolio experienced net recoveries of $1.2 million in second quarter 2017 compared to $.5 million in net charge-offs during second quarter 2016. Permanent mortgage and credit card and other remained relatively flat compared to a year ago.

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

Total nonperforming assets (including NPLs HFS) decreased to $144.1 million on June 30, 2017, from $164.6 million on December 31, 2016. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus foreclosed real estate and other assets) decreased to .68 percent as of June 30, 2017, compared to .80 percent as of December 31, 2016. Portfolio nonperforming loans declined $15.9 million from December 31, 2016, to $129.8 million on June 30, 2017. The decline in nonperforming loans was primarily driven by decreases within the C&I and consumer real estate portfolios. This decrease in the C&I portfolio was largely driven by payoffs.

The ratio of the ALLL to NPLs in the loan portfolio was 1.52 times as of June 30, 2017, compared to 1.39 times as of December 31, 2016. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-

dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.

Table 18 provides an activity rollforward of foreclosed real estate balances for June 30, 2017 and 2016. The balance of foreclosed real estate, exclusive of inventory from government insured mortgages, decreased to $7.0 million as of June 30, 2017, from $14.2 million as of June 30, 2016, as FHN has executed sales of existing foreclosed assets and continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Additionally, property values have stabilized which also affect the balance of foreclosed real estate.

Table 18—Rollforward of Foreclosed Real Estate

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$10,259	$17,460	$11,235	$24,977
Valuation adjustments	(176)	(314)	(621)	(850)
New foreclosed property	1,741	2,814	2,846	3,546
Disposals:
Single transactions	(4,786)	(5,810)	(6,422)	(13,523)

Ending balance, June 30 (a)	$7,038	$14,150	$7,038	$14,150

(a)	Excludes foreclosed real estate and receivables related to government insured mortgages of $6.4 million and $7.1 million as of June 30, 2017 and 2016, respectively.

The following table provides consolidated asset quality information for the three months ended June 30, 2017 and 2016, and as of June 30, 2017, and December 31, 2016:

Table 19—Asset Quality Information

	Three Months Ended June 30
(Dollars in thousands)	2017	2016
Allowance for loan losses:
Beginning balance on April 1	$201,968	$204,034
Provision/(provision credit) for loan losses	(2,000)	4,000
Charge-offs	(9,830)	(18,296)
Recoveries	7,119	10,069

Ending balance on June 30	$197,257	$199,807

Reserve for remaining unfunded commitments	5,554	5,351
Total allowance for loan losses and reserve for unfunded commitments	$202,811	$205,158

Key ratios
Allowance / net charge-offs (a)	18.14x	6.04x
Net charge-offs % (b)	0.06%	0.19%

	As of June 30	As of December 31
	2017	2016
Nonperforming Assets by Segment Regional Banking:
Nonperforming loans (c)	$43,012	$50,653
Foreclosed real estate (d)	3,266	5,081

Total Regional Banking	46,278	55,734

Non-Strategic:
Nonperforming loans (c)	84,959	93,808
Nonperforming loans held-for-sale net of fair value adjustment (c)	7,321	7,741
Foreclosed real estate (d)	3,772	6,154

Total Non-Strategic	96,052	107,703

Corporate:
Nonperforming loans (c)	1,819	1,186

Total Corporate	1,819	1,186

Total nonperforming assets (c) (d)	$144,149	$164,623

(a)	Ratio is total allowance divided by annualized net charge-offs.
(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.
(c)	Excludes loans that are 90 or more days past due and still accruing interest.
(d)	Excludes foreclosed real estate from government-insured mortgages.

	As of June 30	As of December 31
	2017	2016
Loans and commitments:
Total period-end loans, net of unearned income	$19,989,319	$19,589,520
Potential problem assets (a)	285,395	290,354
Loans 30 to 89 days past due	30,871	42,570
Loans 90 days past due (b) (c)	22,403	23,385
Loans held-for-sale 30 to 89 days past due (d)	25,571	6,462
Loans held-for-sale 30 to 89 days past due—guaranteed portion (d) (e)	25,489	6,248
Loans held-for-sale 90 days past due (c) (d)	15,406	14,868
Loans held-for-sale 90 days past due—guaranteed portion (c) (d) (e)	15,271	14,657
Remaining unfunded commitments	$8,871,103	$8,744,649
Key ratios
Allowance / loans %	0.99%	1.03%
Allowance / NPL	1.52x	1.39x
NPA % (f)	0.68%	0.80%
NPL %	0.65%	0.74%

(a)	Includes past due loans.
(b)	Excludes loans classified as held-for-sale.
(c)	Amounts are not included in nonperforming/nonaccrual loans.
(d)	2017 includes loans related to the Coastal acquisition.
(e)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(f)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

Past Due Loans and Potential Problem Assets

Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $22.4 million on June 30, 2017, compared to $23.4 million on December 31, 2016. Loans 30 to 89 days past due decreased to $30.9 million on June 30, 2017, from $42.6 million on December 31, 2016.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio were $285.4 million on June 30, 2017, $290.4 million on December 31, 2016, and $234.3 million on June 30, 2016. The decline from year-end in potential problem assets was due to a net decrease in classified commercial loans driven by the payoff of a few credits. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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

On June 30, 2017 and December 31, 2016, FHN had $252.7 million and $285.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $42.1 million and $44.9 million, or 17 percent and

16 percent of TDR balances, as of June 30, 2017 and December 31, 2016, respectively. Additionally, FHN had $66.1 million and $69.3 million of HFS loans classified as TDRs as of June 30, 2017 and December 31, 2016, respectively. Total held-to-maturity TDRs decreased by $32.4 million with the majority of the decline attributable to consumer real estate and permanent mortgage loans. Generally, the volume of new TDRs, particularly within the consumer real estate and permanent mortgage portfolios, has substantially declined.

The following table provides a summary of TDRs for the periods ended June 30, 2017 and December 31, 2016:

Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of June 30, 2017	As of December 31, 2016
Held-to-maturity:
Permanent mortgage:
Current	$64,591	$73,500
Delinquent	2,413	2,751
Non-accrual (a)	18,909	17,675

Total permanent mortgage	85,913	93,926

Consumer real estate:
Current	92,303	100,383
Delinquent	3,066	4,618
Non-accrual (b)	42,630	48,459

Total consumer real estate	137,999	153,460

Credit card and other:
Current	336	288
Delinquent	24	18
Non-accrual	—	—

Total credit card and other	360	306

Commercial loans:
Current	17,055	21,887
Delinquent	303	—
Non-accrual	11,076	15,571

Total commercial loans	28,434	37,458

Total held-to-maturity	$252,706	$285,150

Held-for-sale:
Current	$47,877	$46,625
Delinquent	12,671	16,436
Non-accrual	5,586	6,283

Total held-for-sale	66,134	69,344

Total troubled debt restructurings	$318,840	$354,494

(a)	Balances as of June 30, 2017 and December 31, 2016, include $5.9 million and $5.3 million, respectively, of discharged bankruptcies.
(b)	Balances as of June 30, 2017 and December 31, 2016, include $13.9 million and $15.3 million, respectively, of discharged bankruptcies.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

Table 21—VaR and SVaR Measures

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017			As of June 30, 2017
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,668	$2,394	$1,210	$1,365	$2,394	$779	$1,605
SVaR	4,436	6,284	3,217	3,745	6,284	1,775	3,217
10-day
VaR	3,644	5,251	2,503	3,249	5,712	1,759	4,009
SVaR	15,686	24,550	11,176	12,568	24,550	4,916	11,176

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016			As of June 30, 2016
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$767	$1,248	$446	$746	$1,411	$393	$846
SVaR	3,983	5,298	2,398	3,496	5,789	1,748	3,469
10-day
VaR	1,892	3,954	898	1,813	4,058	751	1,866
SVaR	12,826	17,987	8,026	11,326	17,987	3,263	10,376

				Year Ended December 31, 2016			As of December 31, 2016
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$821	$1,745	$393	$932
SVaR				3,643	5,789	1,748	2,830
10-day
VaR				2,088	5,852	751	2,136
SVaR				11,671	18,483	3,263	6,443

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:

Table 22—Schedule of Risks Included in VaR

	As of June 30, 2017		As of June 30, 2016		As of December 31, 2016
(Dollars in Thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1,194	$4,664	$744	$975	$917	$1,771
Credit spread risk	433	570	754	1,666	537	1,391

The potential risk of loss reflected by FHN’s VaR measures assumes the trading securities inventory is static. Because FHN’s Fixed Income division procures fixed income securities for purposes of distribution to customers, its trading securities inventory turns over multiple times daily, on average. Additionally, Fixed Income traders actively manage the trading securities inventory continuously throughout each trading day. Accordingly, FHN’s trading securities inventory is highly dynamic, rather than static. As a result, it would be rare for Fixed Income to incur a negative revenue day in its fixed income activities of the level indicated by its VaR measurements.

In addition to being used in FHN’s daily market risk management process, the VaR and SVaR measures are also used by FHN in computing its regulatory market risk capital requirements in accordance with the Market Risk Capital rules. For additional information regarding FHN’s capital adequacy refer to the “Capital” section of this MD&A.

FHN also performs stress tests on its trading securities portfolio to calculate the potential loss under various assumed market scenarios. Key assumed stresses used in those tests are:

Down 25 bps—assumes an instantaneous downward move in interest rates of 25 basis points at all points on the interest rate yield curve.

Up 25 bps—assumes an instantaneous upward move in interest rates of 25 basis points at all points on the interest rate yield curve.

Curve flattening—assumes an instantaneous flattening of the interest rate yield curve through an increase in short-term rates and a decrease in long-term rates. The 2-year point on the Treasury yield curve is assumed to increase 15 basis points and the 10-year point on the Treasury yield curve is assumed to decrease 15 basis points. Shifts in other points on the yield curve are predicted based on their correlation to the 2-year and 10-year points.

Curve steepening—assumes an instantaneous steepening of the interest rate yield curve through a decrease in short-term rates and an increase in long-term rates. The 2-year point on the Treasury yield curve is assumed to decrease 15 basis points and the 10-year point on the Treasury yield curve is assumed to increase 15 basis points. Shifts in other points on the yield curve are predicted based on their correlation to the 2-year and 10-year points.

Credit spread widening—assumes an instantaneous increase in credit spreads (the difference between yields on Treasury securities and non-Treasury securities) of 25 basis points.

Model Validation

Trading risk management personnel within Fixed Income have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. These model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.

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

Based on a static balance sheet as of June 30, 2017, net interest income exposure over the next 12 months assuming a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points is estimated to have a favorable variance of 1.3 percent, 2.6 percent, 4.0 percent, and 7.7 percent, respectively of base net interest income. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable variance in net interest income of 1.1 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable variance in net interest income of 1.2 percent of base net interest income. A rate shock of minus 25 basis points and minus 50 basis points results in an unfavorable variance in net interest income of 1.6 percent and 3.8 percent, respectively, of base net interest income. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments. As of June 30, 2017, any scenarios that indicated a change in net interest income of 3 percent or more from base net interest income were reported to the Board quarterly.

CAPITAL MANAGEMENT AND ADEQUACY

There have been no significant changes to FHN’s capital management practices as described under “Capital Management and Adequacy” on page 51 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

OPERATIONAL RISK MANAGEMENT

Except as discussed below, there have been no significant changes to FHN’s operational risk management practices as described under “Operational Risk Management” on page 52 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

In second quarter 2017, FHN established a Merger Project Office to manage the execution risk in connection with FHN’s proposed Capital Bank merger. The Office has been staffed and an external consultant hired to assist FHN. In addition, the focus of the Investment Rationalization Board has shifted to this project and any other high priority projects.

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

In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($2.2 billion was available at June 30, 2017), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.

Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution’s customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 102 percent on June 30, 2017 compared to 105 percent on December 31, 2016.

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

Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of June 30, 2017, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $61.3 million as of June 30, 2017 compared to negative $132.5 million as of December 31, 2016. Consequently, FTBNA could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in first, second and third quarter 2017 in the amounts of $40 million, $50 million, and $80 million, respectively, and in the amount of $250 million in 2016. FTBNA declared and paid preferred dividends in first and second quarter 2017 and each quarter of 2016, with OCC approval as necessary. Additionally, FTBNA declared preferred dividends in third quarter 2017, with OCC approval.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.09 per common share on July 3, 2017, and in July 2017 the Board approved a $.09 per common share cash dividend payable on October 2, 2017, to shareholders of record on September 8, 2017. FHN paid a cash dividend of $1,550.00 per preferred share on July 10, 2017, and in July 2017 the Board approved a $1,550.00 per preferred share cash dividend payable on October 10, 2017, to shareholders of record on September 22, 2017.

CASH FLOWS

The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2017 and 2016. The level of cash and cash equivalents increased $41.3 million during the first half of 2017 compared to an increase of $174.9 million in the second half of 2016, as cash provided by financing activities more than offset cash used by operating and investing activities during both periods.

Net cash provided by financing activities was $523.1 million in the first half of 2017, largely driven by an increase in short-term borrowings (primarily FHLB borrowings) used to fund loan growth, somewhat offset by a decline in market-indexed deposits. Net cash used by investing activities was $41.3 million in the first half of 2017, as loan growth and cash paid to acquire Coastal, was partially offset by a $490.5 million decrease in interest bearing cash. Net cash used by operating activities was $440.4 million in the first half of 2017. Operating cash decreased in the first half of 2017 primarily due to net cash outflows of $445.4 million related to fixed income trading activities, a $85.4 million increase in loans held-for-sale, and cash outflows of $51.3 million related to operating assets and liabilities, but were somewhat offset by favorably driven cash-related net income items.

Net cash provided by financing activities was $837.4 million in the first half of 2016. Financing cash inflows in 2016 were positively affected by a $663.2 million increase in deposits and a $562.7 million increase in short-term borrowings, but were partially offset by $259.9 million of long-term borrowings, which included the maturity of of $250 million of subordinated notes. Net cash used by investing activities was $639.0 million in the second half of 2016. In 2016, a $921.0 million increase in loans were partially offset by a $281.1 million decrease in interest-bearing cash. Net cash used by operating activities was $23.4 million in the first half of 2016. Operating cash decreased in the first half of 2016 primarily driven by net cash outflows of net fixed income trading activities of $148.7 million and net changes in operating assets and liabilities of $73.0 million.

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

Servicing Obligations

FHN’s national servicing business was sold as part of the platform sale in 2008. A significant amount of MSR was sold at that time, and a significant amount was retained. The related servicing activities, including foreclosure and loss mitigation practices, not sold in 2008 were outsourced through a three-year subservicing arrangement (the “2008 subservicing agreement”) with the platform buyer (the “2008 subservicer”). The 2008 subservicing agreement expired in 2011 when FHN entered into a replacement agreement with a new subservicer (the “2011 subservicer”). In fourth quarter 2013, FHN contracted to sell a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing was transferred to the buyer in stages, and was substantially completed in first quarter 2014. The servicing still retained by FHN is not significant and continues to be subserviced.

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

From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. The last FH securitization occurred in 2007. On June 30, 2017, the remaining UPB of loans held in FH proprietary securitizations was $3.4 billion, comprised of $2.5 billion of Alt-A loans and $1.0 billion of Jumbo loans.

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

Active Pipeline

FHN accumulates the amount of repurchase requests, make-whole claims, and certain other related claims into the “active pipeline.” The active pipeline includes the amount of claims for loan repurchase, make-whole payments, loans as to which MI has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. MI was required for certain of the loans sold to GSEs or that were securitized. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline. Additionally, FHN is responsible for covering losses for purchasers to the extent there is a shortfall in MI insurance coverage (MI curtailment). Generally, the amount of a loan subject to a repurchase/make-whole claim, or with open MI issues, remains in the active pipeline throughout the resolution process with a claimant. During the last several years the active pipeline has steadily decreased, due in part to settlements and other resolutions, but also due to significant reductions in inflows. On June 30, 2017, the active pipeline was $51.4 million, relatively flat compared to $51.7 million on December 31, 2016.

The following table provides a detail of the active pipeline as of June 30, 2017 and 2016:

Table 23—Active Pipeline

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Number	Amount	Number	Amount
Repurchase/make whole requests:
Agencies	33	$5,706	23	$4,196
Non-Agency whole loan-related	121	18,442	126	19,214
MI	141	22,595	147	23,171
Other requests (a)	34	4,731	37	5,122

Total	329	$51,474	333	$51,703

(a)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers.

On June 30, 2017, Agencies accounted for approximately 61 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. MI curtailment requests, the largest portion of the active pipeline, are intended only to cover the shortfall in MI insurance proceeds. As a result, FHN’s loss from MI curtailments as a percentage of UPB generally is significantly lower than that of a repurchase or make-whole claim. At June 30, 2017, the active pipeline contained no loan repurchase or make-whole requests from the FH proprietary securitization trustee related to first lien mortgage loans based on claims related to breaches of representations and warranties related to origination.

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

Repurchase Accrual Approach

Repurchase/Make-whole and Damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs are significant components of FHN’s remaining repurchase liability as of June 30, 2017. Other components of that liability primarily relate to other whole loans sold, MI rescissions, and loans included in bulk servicing sales effected prior to the DRAs.

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

The following table provides a rollforward of the legacy mortgage repurchase liability for the three and six months ended June 30, 2017 and 2016:

Table 24—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Legacy Mortgage
Beginning balance	$64,777	$114,320	$65,309	$114,947
Provision/(provision credit) for repurchase and foreclosure losses (a)	(21,733)	(31,400)	(21,971)	(31,400)
Net realized losses	(8,445)	(15,537)	(8,739)	(16,164)

Balance on June 30	$34,599	$67,383	$34,599	$67,383

(a) Three and six months ended June 30, 2017 and 2016 include $20.0 million and $31.4 million, respectively, related to the settlement of certain repurchase claims.

Other FHN Mortgage Exposures

FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At June 30, 2017, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described in Note 10 – Contingencies and Other Disclosures.

At June 30, 2017, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against loan originators and loan servicers, including FHN, outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.

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

Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated other whole loans sold. At June 30, 2017, FHN’s repurchase and foreclosure liability included certain known exposures from other whole loans sold.

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

FHN has prioritized expense discipline to include reducing or controlling certain expenses and investing in revenue-producing activities and critical infrastructure. FHN has actively pursued acquisition opportunities while maintaining a disciplined approach to valuations; to date all which closed have been moderate in size. FHN has been and remains amenable to a much more impactful acquisition, including the recently announced acquisition of Capital Bank which will increase FHN’s proforma size to approximately $40 billion in assets. FHN remains committed to organic growth through customer retention, key hires, targeted incentives, and other traditional means.

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

The Federal Reserve has raised short-term interest rates by 25 basis point during each of the last three quarters and has signaled a willingness to continue to raise rates in a measured fashion depending on economic data and trends. If the Fed continues to raise rates, FHN’s net interest margin in the future is likely to continue an improving trend. A steeper yield curve should also bolster activity within FHN’s Fixed Income business. However, if future economic data shows a risk of lower growth or recession, interest rates may stall or even fall, which likely would adversely impact FHN’s net interest margin. Falling and/or moderately volatile interest rates, however, should enhance activity within FHN’s Fixed Income business. Also, if Fed actions cause long-term rates to rise slower than short-term rates, then the yield curve would flatten, which would adversely impact FHN’s net interest margin.

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

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE

Refer to Note 1 – Financial Information for a detail of accounting standards that have been issued but are not currently effective, which section is incorporated into MD&A by this reference.

NON-GAAP INFORMATION

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 25—Non-GAAP to GAAP Reconciliation

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2017	2016	2017	2016
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$2,778,169	$2,655,488	$2,750,571	$2,649,931
Less: Average noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624	95,624	95,624

(A) Total average common equity	$2,387,114	$2,264,433	$2,359,516	$2,258,876
Less: Average intangible assets (GAAP) (b)	281,326	215,556	246,734	216,205

(B) Average Tangible Common Equity (Non-GAAP)	$2,105,788	$2,048,877	$2,112,782	$2,042,671

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$364,206	$227,395	$292,040	$209,847

Ratios
(C)/(A) Return on average common equity (“ROE”) (GAAP) (c)	15.26%	10.04%	12.38%	9.29%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	17.30	11.10	13.82	10.27

(a)	Included in Total equity on the Consolidated Condensed Statements of Condition.

(b)	Includes Goodwill and other intangible assets, net of amortization.

(c)	Ratio is annualized net income available to common shareholders to average common equity.

(d)	Ratio is annualized net income available to common shareholders to average tangible common equity.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 121 of this report and the subsections entitled “Market Risk Management” beginning on page 122 and “Interest Rate Risk Management” beginning on page 123 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 53-61 of this report,

all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016, including in particular the section entitled “Risk Management” beginning on page 47 of that Report and the subsections entitled “Market Risk Management” beginning on page 48 and “Interest Rate Risk Management” appearing on pages 50-51 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 153-158 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 35 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	& (b) Not Applicable

(c)	Table 9 captioned “Issuer Purchases of Common Stock,” including the explanatory notes, which material is included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 103 of this report, is incorporated herein by reference.

Items 3 and 4

Not applicable

Item 5.	Other Information

(a) Determination of Frequency of Advisory Vote on Executive Compensation

On April 25, 2017, FHN held its annual meeting of shareholders. Vote item #3 was an advisory proposal regarding the frequency of conducting an advisory vote on executive compensation at FHN’s annual meeting of shareholders. The choices were “every year,” “every two years,” and “every three years.” FHN’s Board of Directors recommended “every year.” As reported in FHN’s Current Report on Form 8-K dated April 25, 2017, the “every year” choice received a substantial majority of the votes cast by FHN’s shareholders.

On July 25, 2017, the Board determined that an advisory vote on executive compensation will be conducted every year.

(b) Certain Changes in Director Nomination Process

None.

Item 6.	Exhibits

(a) Exhibits

Exhibits marked * represent management contracts or compensatory plans or arrangements required to be identified as such and filed as exhibits. Exhibits marked *R were filed previously in ASCII text format, and are re-filed with this report in html format.

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

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of May 3, 2017, by and among First Horizon National Corporation, Capital Bank Financial Corp., and Firestone Sub, Inc., incorporated by reference to Exhibit 2.1 to First Horizon’s Current Report on Form 8-K filed May 5, 2017.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*R	Form of Agreement to Defer Receipt of Shares Following Option Exercise [originally filed as Exh 10.5(c) to FHN’s Annual Report on Form10-K for 2004]

10.2*R	Description of long-term disability program [originally filed as Exh 10(v) to FHN’s Annual Report on Form 10-K for 2003]

10.3*R	Form of Indemnity Agreement with executive officers [2004 form] [originally filed as Exh 10.13 to FHN’s Annual Report on Form 10-K for 2004]

10.4*	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement.

10.5	Form of Company Support Agreement, incorporated by reference to Exhibit 10.1 to FHN’s Current Report on Form 8-K filed May 5, 2017.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at June 30, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016; (iv) Consolidated Condensed Statements of Equity for the Six Months Ended June 30, 2017 and 2016; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION (Registrant)

DATE: August 8, 2017	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibits marked * represent management contracts or compensatory plans or arrangements required to be identified as such and filed as exhibits. Exhibits marked *R were filed previously in ASCII text format, and are re-filed with this report in html format.

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

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of May 3, 2017, by and among First Horizon National Corporation, Capital Bank Financial Corp., and Firestone Sub, Inc., incorporated by reference to Exhibit 2.1 to First Horizon’s Current Report on Form 8-K filed May 5, 2017.

4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*R	Form of Agreement to Defer Receipt of Shares Following Option Exercise [originally filed as Exh 10.5(c) to FHN’s Annual Report on Form10-K for 2004]

10.2*R	Description of long-term disability program [originally filed as Exh 10(v) to FHN’s Annual Report on Form 10-K for 2003]

10.3*R	Form of Indemnity Agreement with executive officers [2004 form] [originally filed as Exh 10.13 to FHN’s Annual Report on Form 10-K for 2004]

10.4*	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement.

10.5	Form of Company Support Agreement, incorporated by reference to Exhibit 10.1 to FHN’s Current Report on Form 8-K filed May 5, 2017.

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at June 30, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016; (iv) Consolidated Condensed Statements of Equity for the Six Months Ended June 30, 2017 and 2016; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; (vi) Notes to Consolidated Condensed Financial Statements.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase