Form 10-Q
period 2017-09-30
FIRST HORIZON NATIONAL CORP
filed 2017-11-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-15185
____________________________________
First Horizon National Corporation
(Exact name of registrant as specified in its charter)
 ______________________________________

TN	62-0803242
(State or other jurisdiction incorporation of organization)	(IRS Employer Identification No.)

165 MADISON AVENUE MEMPHIS, TENNESSEE	38103
(Address of principal executive office)	(Zip Code)
(Registrant’s telephone number, including area code) (901) 523-4444
______________________________________
(Former name, former address and former fiscal year, if changed since last report)
 ______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2017
Common Stock, $.625 par value	234,230,515

FIRST HORIZON NATIONAL CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)	December 31
	September 30
(Dollars in thousands, except per share amounts)	2017	2016
Assets:
Cash and due from banks	$347,802	$373,274
Federal funds sold	76,316	50,838
Securities purchased under agreements to resell (Note 15)	663,637	613,682
Total cash and cash equivalents	1,087,755	1,037,794
Interest-bearing cash	604,326	1,060,034
Trading securities	1,469,402	897,071
Loans held-for-sale (a)	339,780	111,248
Securities available-for-sale (Note 3)	3,963,138	3,943,499
Securities held-to-maturity (Note 3)	10,000	14,347
Loans, net of unearned income (Note 4) (b)	20,166,091	19,589,520
Less: Allowance for loan losses (Note 5)	194,867	202,068
Total net loans	19,971,224	19,387,452
Goodwill (Note 6)	236,335	191,371
Other intangible assets, net (Note 6)	43,157	21,017
Fixed income receivables	68,750	57,411
Premises and equipment, net (September 30, 2017 and December 31, 2016 include $4.3 million and $5.8 million, respectively, classified as held-for-sale)	293,393	289,385
Other real estate owned (“OREO”) (c)	12,522	16,237
Derivative assets (Note 14)	80,976	121,654
Other assets	1,441,878	1,406,711
Total assets	$29,622,636	$28,555,231
Liabilities and equity:
Deposits:
Savings	$8,592,315	$9,428,197
Time deposits	1,112,098	1,355,133
Other interest-bearing deposits	5,909,596	5,948,439
Interest-bearing	15,614,009	16,731,769
Noninterest-bearing	6,485,245	5,940,594
Total deposits	22,099,254	22,672,363
Federal funds purchased	292,650	414,207
Securities sold under agreements to repurchase (Note 15)	516,867	453,053
Trading liabilities	579,028	561,848
Other short-term borrowings	1,637,419	83,177
Term borrowings	1,059,507	1,040,656
Fixed income payables	44,304	21,002
Derivative liabilities (Note 14)	83,146	135,897
Other liabilities	426,910	467,944
Total liabilities	$26,739,085	$25,850,147
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on September 30, 2017 and December 31, 2016)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 234,230,515 on September 30, 2017 and 233,623,686 on December 31, 2016)	146,395	146,015
Capital surplus	1,401,359	1,386,636
Undivided profits	1,177,126	1,029,032
Accumulated other comprehensive loss, net (Note 8)	(232,384)	(247,654)
Total First Horizon National Corporation Shareholders’ Equity	2,588,120	2,409,653
Noncontrolling interest	295,431	295,431
Total equity	2,883,551	2,705,084
Total liabilities and equity	$29,622,636	$28,555,231
See accompanying notes to consolidated condensed financial statements.

(a)	September 30, 2017 and December 31, 2016 include $12.8 million and $19.3 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)
September 30, 2017 and December 31, 2016 include $24.8 million and $28.5 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate properties in process of foreclosure.

(c)	September 30, 2017 and December 31, 2016 include $7.1 million and $8.1 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$205,220	$174,039	$578,264	$495,516
Interest on investment securities available-for-sale	25,575	23,655	76,867	72,082
Interest on investment securities held-to-maturity	131	197	460	592
Interest on loans held-for-sale	6,123	1,445	10,916	3,904
Interest on trading securities	8,262	6,793	24,033	22,564
Interest on other earning assets	2,834	843	11,757	3,354
Total interest income	248,145	206,972	702,297	598,012
Interest expense:
Interest on deposits:
Savings	10,920	4,939	31,324	13,275
Time deposits	2,591	2,496	8,342	7,293
Other interest-bearing deposits	6,759	2,592	15,976	7,422
Interest on trading liabilities	3,298	3,331	11,282	11,152
Interest on short-term borrowings	4,998	1,254	9,293	3,585
Interest on term borrowings	9,762	7,165	25,854	21,752
Total interest expense	38,328	21,777	102,071	64,479
Net interest income	209,817	185,195	600,226	533,533
Provision/(provision credit) for loan losses	—	4,000	(3,000)	11,000
Net interest income after provision/(provision credit) for loan losses	209,817	181,195	603,226	522,533
Noninterest income:
Fixed income	55,758	71,748	161,546	216,638
Deposit transactions and cash management	28,011	27,221	80,434	81,049
Brokerage, management fees and commissions	11,937	10,828	35,872	31,908
Trust services and investment management	6,953	6,885	21,304	20,674
Bankcard income	6,170	6,260	17,230	18,077
Bank-owned life insurance	3,539	3,997	11,137	11,129
Debt securities gains/(losses), net (Note 3 and Note 8)	1	—	450	1,654
Equity securities gains/(losses), net (Note 3)	5	(200)	5	(181)
All other income and commissions (Note 7)	43	21,806	29,051	47,416
Total noninterest income	112,417	148,545	357,029	428,364
Adjusted gross income after provision/(provision credit) for loan losses	322,234	329,740	960,255	950,897
Noninterest expense:
Employee compensation, incentives, and benefits	137,798	145,103	411,818	425,624
Occupancy	13,619	12,722	38,759	38,062
Computer software	11,993	10,400	35,077	33,213
Operations services	10,805	10,518	33,204	30,939
Equipment rentals, depreciation, and maintenance	6,626	6,085	20,013	19,426
Professional fees	6,566	4,859	20,971	14,342
FDIC premium expense	6,062	5,721	17,728	15,490
Advertising and public relations	5,205	6,065	13,901	15,519
Communications and courier	4,328	3,883	12,245	10,672
Contract employment and outsourcing	2,762	2,443	8,975	7,365
Legal fees	2,052	4,750	10,831	15,520
Amortization of intangible assets	1,964	1,299	5,160	3,898
Repurchase and foreclosure provision/(provision credit)	(609)	(218)	(22,580)	(31,618)
All other expense (Note 7)	27,698	19,928	70,889	88,855
Total noninterest expense	236,869	233,558	676,991	687,307
Income/(loss) before income taxes	85,365	96,182	283,264	263,590
Provision/(benefit) for income taxes	13,596	28,547	57,903	82,802
Net income/(loss)	$71,769	$67,635	$225,361	$180,788
Net income attributable to noncontrolling interest	2,883	2,883	8,555	8,586
Net income/(loss) attributable to controlling interest	$68,886	$64,752	$216,806	$172,202
Preferred stock dividends	1,550	1,550	4,650	4,650
Net income/(loss) available to common shareholders	$67,336	$63,202	$212,156	$167,552
Basic earnings/(loss) per share (Note 9)	$0.29	$0.27	$0.91	$0.72
Diluted earnings/(loss) per share (Note 9)	$0.28	$0.27	$0.90	$0.71
Weighted average common shares (Note 9)	233,749	231,856	233,438	232,690
Diluted average common shares (Note 9)	236,340	234,092	236,372	234,775
Cash dividends declared per common share	$0.09	$0.07	$0.27	$0.21
Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2017	2016	2017	2016
Net income/(loss)	$71,769	$67,635	$225,361	$180,788
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	3,917	(7,887)	11,292	47,310
Net unrealized gains/(losses) on cash flow hedges	(734)	(1,570)	(493)	3,121
Net unrealized gains/(losses) on pension and other postretirement plans	1,895	963	4,471	2,933
Other comprehensive income/(loss)	5,078	(8,494)	15,270	53,364
Comprehensive income	76,847	59,141	240,631	234,152
Comprehensive income attributable to noncontrolling interest	2,883	2,883	8,555	8,586
Comprehensive income attributable to controlling interest	$73,964	$56,258	$232,076	$225,566
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$2,430	$(4,902)	$7,002	$29,402
Net unrealized gains/(losses) on cash flow hedges	(455)	(975)	(306)	1,940
Net unrealized gains/(losses) on pension and other postretirement plans	1,175	598	2,772	1,823
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2017			2016
(Dollars in thousands except per share data) (Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$2,409,653	$295,431	$2,705,084	$2,344,155	$295,431	$2,639,586
Net income/(loss)	216,806	8,555	225,361	172,202	8,586	180,788
Other comprehensive income/(loss) (a)	15,270	—	15,270	53,364	—	53,364
Comprehensive income/(loss)	232,076	8,555	240,631	225,566	8,586	234,152
Cash dividends declared:
Preferred stock ($4,650 per share for the nine months ended September 30, 2017 and 2016)	(4,650)	—	(4,650)	(4,650)	—	(4,650)
Common stock ($.27 and $.21 per share for the nine months ended September 30, 2017 and 2016, respectively)	(63,777)	—	(63,777)	(49,578)	—	(49,578)
Common stock repurchased (b)	(5,285)	—	(5,285)	(96,801)	—	(96,801)
Common stock issued for:
Stock options and restricted stock - equity awards	5,132	—	5,132	18,710	—	18,710
Stock-based compensation expense	14,971	—	14,971	12,378	—	12,378
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(8,555)	(8,555)	—	(8,586)	(8,586)
Tax benefit/(benefit reversal) - stock based compensation expense	—	—	—	(629)	—	(629)
Balance, September 30	$2,588,120	$295,431	$2,883,551	$2,449,151	$295,431	$2,744,582
See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	2016 includes $93.5 million repurchased under share repurchase programs.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Nine months ended September 30
(Dollars in thousands) (Unaudited)	2017	2016
Operating Activities
Net income/(loss)	$225,361	$180,788
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	(3,000)	11,000
Provision/(benefit) for deferred income taxes	(547)	68,100
Depreciation and amortization of premises and equipment	25,052	24,032
Amortization of intangible assets	5,160	3,898
Net other amortization and accretion	22,921	19,536
Net (increase)/decrease in derivatives	(14,670)	1,330
Fair value adjustment on interest-only strips	(107)	—
Repurchase and foreclosure provision/(provision credit)	(20,000)	(31,618)
(Gains)/losses and write-downs on OREO, net	44	(543)
Litigation and regulatory matters	7,409	25,285
Stock-based compensation expense	14,971	12,378
Equity securities (gains)/losses, net	(5)	181
Debt securities (gains)/losses, net	(450)	(1,654)
(Gain)/loss on extinguishment of debt	14,329	—
Net (gains)/losses on sale/disposal of fixed assets	(13)	2,519
Qualified pension plan contribution	—	(165,000)
Loans held-for-sale:
Purchases and originations	(1,252,300)	(73,404)
Gross proceeds from settlements and sales	1,252,477	43,653
(Gain)/loss due to fair value adjustments and other	2,485	878
Net (increase)/decrease in:
Trading securities	(433,897)	(441,205)
Fixed income receivables	(11,339)	(28,337)
Interest receivable	(7,171)	(2,014)
Other assets	(49,225)	(69,855)
Net increase/(decrease) in:
Trading liabilities	17,180	136,207
Fixed income payables	(73,187)	45,825
Interest payable	8,869	505
Other liabilities	(35,770)	(24,795)
Total adjustments	(530,784)	(443,098)
Net cash provided/(used) by operating activities	(305,423)	(262,310)
Investing Activities
Available-for-sale securities:
Sales	3,360	1,543
Maturities	420,136	526,112
Purchases	(426,129)	(557,216)
Held-to-maturity securities:
Prepayments and maturities	4,740	—
Premises and equipment:
Sales	2,577	9,636
Purchases	(30,395)	(41,304)
Proceeds from sales of OREO	9,235	22,887
Net (increase)/decrease in:
Loans (a)	(586,426)	(1,895,345)
Interests retained from securitizations classified as trading securities	648	2,120
Interest-bearing cash	459,840	383,002
Cash (paid)/received for acquisition, net	(123,971)	—
Net cash provided/(used) by investing activities	(266,385)	(1,548,565)
Financing Activities
Common stock:
Stock options exercised	5,173	18,710
Cash dividends paid	(58,850)	(47,144)
Repurchase of shares (b)	(5,285)	(96,801)

Cash dividends paid - preferred stock - noncontrolling interest	(8,523)	(8,523)
Cash dividends paid - Series A preferred stock	(4,650)	(4,650)
Term borrowings:
Issuance	121,184	100
Payments/maturities	(145,285)	(264,599)
Increases in restricted and secured term borrowings	29,231	—
Net increase/(decrease) in:
Deposits	(572,621)	1,607,412
Short-term borrowings	1,261,395	732,858
Net cash provided/(used) by financing activities	621,769	1,937,363
Net increase/(decrease) in cash and cash equivalents	49,961	126,488
Cash and cash equivalents at beginning of period	1,037,794	1,031,063
Cash and cash equivalents at end of period	$1,087,755	$1,157,551
Supplemental Disclosures
Total interest paid	$92,405	$63,337
Total taxes paid	38,151	11,580
Total taxes refunded	8,201	3,854
Transfer from loans to OREO	5,564	8,226
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated condensed financial statements.

(a)	2016 includes $537.4 million UPB of loans acquired from GE Capital.

(b)	2016 includes $93.5 million repurchased under share repurchase programs.

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

ASU 2016-09 also provides an accounting policy election to recognize forfeitures of awards as they occur when estimating stock-based compensation expense rather than the previous requirement to estimate forfeitures from inception. Further, ASU 2016-09 permits employers to use a net-settlement feature to withhold taxes on equity compensation awards up to the maximum statutory tax rate without affecting the equity classification of the award. Under previous guidance, withholding of equity awards in excess of the minimum statutory requirement resulted in liability classification for the entire award. The related cash remittance by the employer for employee taxes is treated as a financing activity in the statement of cash flows. Transition to the new guidance was accomplished through a combination of retrospective (cash flows), cumulative-effect adjustment to equity (forfeitures) and prospective methodologies (tax windfalls and shortfalls). The effects of adopting ASU 2016-09 have not been significant.

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

Accounting Changes Issued but Not Currently Effective

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 does not change revenue recognition for financial assets. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations,” which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” was issued in May 2016 to provide additional guidance for the implementation and application of ASU 2014-09. “Technical Corrections and Improvements” ASU 2016-20 was issued in December 2016 and

Note 1 – Financial Information (Continued)

provides further guidance on certain issues. These ASUs are effective in annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transition to the new requirements may be made by retroactively revising prior financial statements (with certain practical expedients permitted) or by a cumulative effect through retained earnings. If the latter option is selected, additional disclosures are required for comparability. FHN is evaluating their effects on its revenue recognition practices. Currently, FHN anticipates that it will elect to adopt the provisions of the revenue recognition standards through a cumulative effect to retained earnings with comparability disclosures provided throughout 2018. Based on reviews of its various revenues that are within the scope of ASU 2014-09, FHN has not identified a significant change in it's revenue recognition practices. However, FHN's implementation efforts are ongoing and additional information may change this assessment.

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

Note 1 – Financial Information (Continued)

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

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018. FHN continues to evaluate the impact of ASU 2016-13.  FHN has met with industry experts, initiated training for key employees associated with the new standard, and defined an initial approach that it is currently testing.  Once testing is completed, FHN will then begin to develop the formal models and processes that will be required in the implementation of the new standard.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which requires the disaggregation of the service cost component from the other components of net benefit cost for pension and postretirement plans. Service cost must be included in the same income statement line item as other compensation-related expenses. All other components of net benefit cost are required to be presented in the income statement separately from the service cost component, with disclosure of the line items where these amounts are recorded. The presentation requirements of ASU 2017-07 must be applied retrospectively and adoption is required for annual periods beginning after December 15, 2017, including interim periods within those annual periods. FHN’s disclosures for pension and postretirement costs provide details of the service cost and all other components for expenses recognized for its applicable benefit plans. These amounts are currently included in Employee compensation, incentives, and benefits expense in the Consolidated Condensed Statements of Income. Upon adoption of ASU 2017-07 FHN will reclassify the expense components other than service cost into All other expense and revise its disclosures accordingly. The amounts to be reclassified are presented in Note 11—Pension, Savings, and Other Employee Benefits in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and in Note 18—Pension, Savings, and Other Employee Benefits in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” which revises the financial reporting for hedging relationships through changes to both the designation and measurement requirements for qualifying hedge relationships and the presentation of hedge results. ASU 2017-12 expands permissible risk component hedging strategies, including the designation of a contractually specified interest rate (e.g., a bank’s prime rate) in hedges of cash flows from variable rate financial instruments. Additionally, ASU 2017-12 makes significant revisions to fair value hedging activities, including the ability to measure the fair value changes for a hedged item solely for changes in the benchmark interest rate, permitting partial-term hedges, limiting consideration of prepayment risk for hedged debt instruments solely to the effects of changes in the benchmark interest rate and allowing for certain hedging strategies to be applied to closed portfolios of prepayable debt instruments. ASU 2017-12 also provides elections for the exclusion of certain portions of a hedging instrument’s change in fair value from the assessment of hedge effectiveness. If elected, the fair value changes of these excluded components may be recognized immediately or recorded into other comprehensive income with recycling into earnings using a rational and systematic methodology over the life of the hedging instrument.

Note 1 – Financial Information (Continued)

Under ASU 2017-12 some of the documentation requirements for hedge accounting relationships are relaxed, but the highly effective threshold has been retained. Hedge designation documentation and a prospective qualitative assessment are still required at hedge inception, but the initial quantitative analysis may be delayed until the end of the quarter the hedge is commenced. If certain criteria are met, an election can be made to perform future effectiveness assessments using a purely qualitative methodology. ASU 2017-12 also revises the income statement presentation requirements for hedging activities. For fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of effectiveness is recorded to the same income statement line item used to present the earnings effect of the hedged item. For cash flow hedges, the entire fair value change of the hedging instrument that is included in the assessment of hedge effectiveness is initially recorded in other comprehensive income and later recycled into earnings as the hedged transaction(s) affect net income with the income statement effects recorded in the same financial statement line item used to present the earnings effect of the hedged item.

ASU 2017-12 also makes revisions to the current disclosure requirements for hedging activities to reflect the presentation of hedging results consistent with the changes to income statement classification and to improve the disclosure of the hedging results on the balance sheet. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted in any period after issuance. Adoption for all existing hedging relationships is performed through a cumulative effect adjustment to the applicable balance sheet accounts with an offset to retained earnings as of the beginning of the fiscal year.

FHN is evaluating the effects of adopting ASU 2017-12 on its current and potential future hedging relationships. Currently, FHN anticipates early adoption in the first quarter of 2018. Upon adoption of ASU 2017-12, FHN will prospectively record components of hedging results for its fair value and cash flow hedges previously recognized in other expense within either interest income or interest expense. Additionally, FHN will make cumulative effect adjustments to the hedged items, accumulated other comprehensive income and retained earnings as of the beginning of 2018. The magnitude of the cumulative effect adjustments and prospective effects are expected to be insignificant for FHN’s existing hedge relationships.

Note 2 – Acquisitions and Divestitures
On May 4, 2017, FHN and Capital Bank Financial Corp. (“Capital Bank” or "CBF") announced that they had entered into an agreement and plan of merger. Under the agreement FHN will acquire Capital Bank, which is headquartered in Charlotte, North Carolina, and reported approximately $10 billion of assets at June 30, 2017. At the time of announcement Capital Bank operated 193 branches in North and South Carolina, Tennessee, Florida and Virginia. Collectively, Capital Bank shareholders will receive approximately $411 million in cash plus FHN common shares which are expected to represent approximately 29 percent of FHN’s outstanding common shares immediately after consummation of the merger. The total transaction value, measured at the time of announcement, was approximately $2.2 billion. The agreement calls for two members of Capital Bank’s board of directors to join FHN’s board after closing. The transaction is expected to close in fourth quarter 2017, subject to regulatory approval of the sale of two branches and customary conditions.
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
The following schedule details acquired assets and liabilities and consideration paid, as well as adjustments to record the assets and liabilities at their estimated fair values as of April 3, 2017:

	Coastal Securities, Inc.
	Purchase Accounting/
	As	Fair Value	As recorded
(Dollars in thousands)	Acquired	Adjustments	by FHN
Assets:
Cash and due from banks	$7,502	$—	$7,502
Interest-bearing cash	4,132	—	4,132
Trading securities	423,662	(284,580)	139,082
Loans held-for-sale	—	236,088	236,088
Investment securities	—	1,413	1,413
Other intangible assets, net	—	27,300	27,300
Premises and equipment, net	1,229	—	1,229
Other assets	1,658	14	1,672
Total assets acquired	$438,183	$(19,765)	$418,418

Liabilities:
Securities sold under agreements to repurchase	$201,595	$—	$201,595
Other short-term borrowings	33,509	—	33,509
Fixed income payables	143,647	(47,158)	96,489
Other liabilities	958	(642)	316
Total liabilities assumed	379,709	(47,800)	331,909
Net Assets Acquired	$58,474	$28,035	86,509
Consideration paid:
Cash			(131,473)
Goodwill			$44,964
In relation to the acquisition, FHN has recorded $45.0 million in goodwill, representing the excess of acquisition consideration over the estimated fair value of net assets acquired (refer to Note 6 - Intangible Assets for additional information), and all of which is expected to be deductible for tax purposes. The goodwill is the result of adding an experienced workforce, establishing an additional major product sector for FTN Financial, expected synergies, and other factors. FHN's operating results for 2017

Note 2 – Acquisitions and Divestitures (Continued)

include the operating results of the acquired assets and assumed liabilities of Coastal subsequent to the acquisition on April 3, 2017.
For the three and nine months ended September 30, 2017, FHN recognized $8.2 million and $14.6 million, respectively, of acquisition and integration-related expenses primarily associated with the CBF and Coastal acquisitions. These expenses were primarily included in Professional fees, Legal fees, Employee compensation, incentives and benefits, and All other expense on the Consolidated Condensed Statements of Income.
On September 16, 2016, FTBNA acquired $537.4 million in unpaid principal balance (“UPB”) of restaurant franchise loans from GE Capital’s Southeast and Southwest regional portfolios. Subsequent to the acquisition the acquired loans were combined with existing FTBNA relationships to establish a franchise finance specialty banking business.
In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate. The most recent transaction of that type closed in October 2017, when FTBNA acquired the operations and certain assets of Professional Mortgage Company, Inc. ("PMC"). PMC is a provider of institutional debt capital and commercial mortgage loan servicing. Eleven professionals joined FTBNA's commercial real estate ("CRE") team as a result of the transaction, expanding the capabilities of its CRE platform.

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	2,081,677	15,993	(10,165)	2,087,505
Government agency issued collateralized mortgage obligations (“CMO”)	1,701,467	4,295	(19,767)	1,685,995
Equity and other (a)	186,413	2	—	186,415
	$3,969,657	$20,290	$(29,932)	3,960,015
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (b)				3,123
Total securities available-for-sale (c)				$3,963,138
Securities held-to-maturity:
Corporate bonds	$10,000	$—	$(15)	$9,985
Total securities held-to-maturity	$10,000	$—	$(15)	$9,985

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million. The remainder is money market, mutual funds, and cost method investments.

(b)	SBA-interest only strips are recorded at elected fair value. See Note 16 - Fair Value for additional information.

(c)	Includes $3.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	2,217,593	14,960	(23,866)	2,208,687
Government agency issued CMO	1,566,986	4,909	(23,937)	1,547,958
Equity and other (a)	186,756	—	(2)	186,754
Total securities available-for-sale (b)	$3,971,435	$19,869	$(47,805)	$3,943,499
Securities held-to-maturity:
States and municipalities	$4,347	$393	$—	$4,740
Corporate bonds	10,000	33	—	10,033
Total securities held-to-maturity	$14,347	$426	$—	$14,773

(a)	Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million. The remainder is money market, mutual funds, and cost method investments.

(b)	Includes $3.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity securities portfolios on September 30, 2017 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$—	$—
After 1 year; within 5 years	—	—	100	120
After 5 years; within 10 years	10,000	9,985	—	1,464
After 10 years	—	—	—	1,639
Subtotal	10,000	9,985	100	3,223
Government agency issued MBS and CMO (a)	—	—	3,783,144	3,773,500
Equity and other	—	—	186,413	186,415
Total	$10,000	$9,985	$3,969,657	$3,963,138

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from investment securities for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Gross gains on sales of securities	$6	$—	$455	$3,999
Gross (losses) on sales of securities	—	—	—	(2,326)
Net gain/(loss) on sales of securities (a) (b)	6	—	455	1,673
Net OTTI recorded (c)	—	(200)	—	(200)
Total securities gain/(loss)	$6	$(200)	$455	$1,473

(a)
Cash proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2017 were not material. There were no cash proceeds from the sale of available-for-sale securities for the three months ended September 30, 2016. Cash proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2016 were $1.5 million and included a $1.7 million gain from an exchange of approximately $294 million of AFS debt securities.

(b)	Nine months ended September 30, 2017 includes a $.4 million gain associated with the call of a $4.4 million held-to-maturity municipal bond.

(c)	OTTI recorded is related to equity securities.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$885,926	$(10,936)	$311,471	$(8,831)	$1,197,397	$(19,767)
Government agency issued MBS	875,307	(8,770)	34,184	(1,395)	909,491	(10,165)
Total temporarily impaired securities	1,761,233	(19,706)	345,655	(10,226)	2,106,888	(29,932)

Note 3 – Investment Securities (Continued)

	As of December 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued CMO	$1,059,471	$(19,052)	$116,527	$(4,885)	$1,175,998	$(23,937)
Government agency issued MBS	1,912,126	(23,866)	—	—	1,912,126	(23,866)
Total debt securities	2,971,597	(42,918)	116,527	(4,885)	3,088,124	(47,803)
Equity	7	(2)	—	—	7	(2)
Total temporarily impaired securities	$2,971,604	$(42,920)	$116,527	$(4,885)	$3,088,131	$(47,805)
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

Note 4 – Loans
The following table provides the balance of loans, net of unearned income, by portfolio segment as of September 30, 2017 and December 31, 2016:

	September 30	December 31
(Dollars in thousands)	2017	2016
Commercial:
Commercial, financial, and industrial	$12,791,844	$12,148,087
Commercial real estate	2,251,015	2,135,523
Consumer:
Consumer real estate (a)	4,369,717	4,523,752
Permanent mortgage	403,082	423,125
Credit card & other	350,433	359,033
Loans, net of unearned income	$20,166,091	$19,589,520
Allowance for loan losses	194,867	202,068
Total net loans	$19,971,224	$19,387,452

(a)
Balances as of September 30, 2017 and December 31, 2016, include $26.2 million and $35.9 million of restricted real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO
The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate. Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance-related businesses) portfolio and purchased credit-impaired (“PCI”) loans. Loans to mortgage companies include commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within CRE include income CRE, residential CRE and PCI loans. Consumer loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Consumer classes include home equity lines of credit (“HELOCs”), real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.
Concentrations
FHN has a concentration of residential real estate loans (24 percent of total loans), the majority of which is in the consumer real estate segment (22 percent of total loans). Loans to finance and insurance companies total $2.8 billion (22 percent of the C&I portfolio, or 14 percent of the total loans). FHN had loans to mortgage companies totaling $2.0 billion (15 percent of the C&I segment, or 10 percent of total loans) as of September 30, 2017. As a result, 37 percent of the C&I segment is sensitive to impacts on the financial services industry.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine months ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Balance, beginning of period	$4,045	$6,171	$6,871	$8,542
Addition	—	2,883	—	2,883
Accretion	(642)	(837)	(2,412)	(2,984)
Adjustment for payoffs	(198)	(179)	(1,232)	(4,408)
Adjustment for charge-offs	—	—	—	(674)
Adjustment for pool excess recovery (a)	—	—	(222)	—
Increase/(decrease) in accretable yield (b)	(2)	686	112	5,398
Other	—	—	86	(33)
Balance, end of period	$3,203	$8,724	$3,203	$8,724

(a)	Represents the removal of accretable difference for the remaining loans in a pool which is now in a recovery state.

(b)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.
At September 30, 2017, the ALLL related to PCI loans was $3.1 million compared to $.7 million at December 31, 2016. A loan loss provision expense related to PCI loans of $2.6 million was recognized during the three months ended September 30, 2017, as compared to $.3 million recognized during the three months ended September 30, 2016. The loan loss provision expense related to PCI loans of $2.4 million was recognized during the nine months ended September 30, 2017. The loan loss provision related to PCI loans was not material during the nine months ended September 30, 2016.
The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$17,903	$21,239	$40,368	$41,608
Commercial real estate	3,842	4,933	4,763	6,514
Consumer real estate	940	1,259	1,172	1,677
Credit card and other	—	—	52	64
Total	$22,685	$27,431	$46,355	$49,863

Note 4 – Loans (Continued)

Impaired Loans
The following tables provide information at September 30, 2017 and December 31, 2016, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPs valuation allowance have been excluded.

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$2,055	$10,769	$—	$10,419	$16,636	$—
Income CRE	—	—	—	—	—	—
Total	$2,055	$10,769	$—	$10,419	$16,636	$—
Consumer:
HELOC (a)	$10,513	$20,372	$—	$11,383	$21,662	$—
R/E installment loans (a)	4,431	5,135	—	3,957	4,992	—
Permanent mortgage (a)	5,481	7,604	—	5,311	7,899	—
Total	$20,425	$33,111	$—	$20,651	$34,553	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$26,876	$27,345	$5,970	$34,334	$34,470	$3,294
TRUPS	3,097	3,700	925	3,209	3,700	925
Income CRE	1,525	1,525	43	1,831	2,209	62
Residential CRE	795	1,263	83	1,293	1,761	132
Total	$32,293	$33,833	$7,021	$40,667	$42,140	$4,413
Consumer:
HELOC	$74,009	$76,587	$14,174	$84,711	$87,126	$15,927
R/E installment loans	46,905	47,708	9,762	53,409	54,559	12,875
Permanent mortgage	78,600	90,003	12,601	88,615	100,983	12,470
Credit card & other	544	544	246	306	306	133
Total	$200,058	$214,842	$36,783	$227,041	$242,974	$41,405
Total commercial	$34,348	$44,602	$7,021	$51,086	$58,776	$4,413
Total consumer	$220,483	$247,953	$36,783	$247,692	$277,527	$41,405
Total impaired loans	$254,831	$292,555	$43,804	$298,778	$336,303	$45,818

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	Three Months Ended September 30				Nine months ended September 30
	2017		2016		2017		2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$5,771	$—	$13,708	$—	$8,706	$—	$12,088	$—
Income CRE	—	—	1,234	—	—	—	2,057	—
Total	$5,771	$—	$14,942	$—	$8,706	$—	$14,145	$—
Consumer:
HELOC (a)	$10,225	$—	$11,273	$—	$10,536	$—	$11,100	$—
R/E installment loans (a)	4,182	—	4,158	—	4,014	—	4,333	—
Permanent mortgage (a)	5,693	—	4,280	—	5,701	—	4,292	—
Total	$20,100	$—	$19,711	$—	$20,251	$—	$19,725	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$26,144	$193	$33,433	$289	$29,136	$597	$29,896	$668
TRUPS	3,117	—	3,258	—	3,157	—	3,291	—
Income CRE	1,628	11	3,211	15	1,737	39	4,376	55
Residential CRE	1,044	—	1,355	5	1,210	10	1,376	17
Total	$31,933	$204	$41,257	$309	$35,240	$646	$38,939	$740
Consumer:
HELOC	$74,894	$554	$87,919	$546	$78,859	$1,695	$88,266	$1,527
R/E installment loans	47,628	315	57,775	357	49,634	950	58,890	1,019
Permanent mortgage	79,305	616	90,697	544	82,186	1,805	92,716	1,602
Credit card & other	452	3	348	4	351	8	353	10
Total	$202,279	$1,488	$236,739	$1,451	$211,030	$4,458	$240,225	$4,158
Total commercial	$37,704	$204	$56,199	$309	$43,946	$646	$53,084	$740
Total consumer	$222,379	$1,488	$256,450	$1,451	$231,281	$4,458	$259,950	$4,158
Total impaired loans	$260,083	$1,692	$312,649	$1,760	$275,227	$5,104	$313,034	$4,898

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.
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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$583,818	$—	$—	$1,832	$—	$585,650	4%	$81
2	905,992	—	—	3,777	112	909,881	6	385
3	500,056	643,772	—	156,694	—	1,300,522	9	277
4	1,026,592	578,566	—	295,781	212	1,901,151	13	955
5	1,460,107	211,846	—	443,751	2,053	2,117,757	14	7,697
6	1,519,911	362,685	—	413,342	6,114	2,302,052	14	9,857
7	1,705,394	60,135	—	446,493	8,372	2,220,394	14	13,297
8	1,042,209	34,623	—	259,813	4,908	1,341,553	9	20,963
9	556,662	60,954	—	66,082	4,276	687,974	5	11,376
10	395,187	—	—	31,570	6,558	433,315	3	8,502
11	217,190	13,548	—	24,878	4,819	260,435	2	6,730
12	185,929	—	—	10,798	2,709	199,436	1	7,065
13	142,729	—	304,236	38,979	91	486,035	3	6,927
14,15,16	226,924	26	—	10,062	819	237,831	2	23,974
Collectively evaluated for impairment	10,468,700	1,966,155	304,236	2,203,852	41,043	14,983,986	99	118,086
Individually evaluated for impairment	28,931	—	3,097	1,525	795	34,348	1	7,021
Purchased credit-impaired loans	20,725	—	—	3,792	8	24,525	—	2,781
Total commercial loans	$10,518,356	$1,966,155	$307,333	$2,209,169	$41,846	$15,042,859	100%	$127,888

Note 4 – Loans (Continued)

	December 31, 2016
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$465,179	$—	$—	$1,078	$—	$466,257	3%	$77
2	791,183	—	—	11,742	87	803,012	6	403
3	491,386	462,486	—	153,670	—	1,107,542	8	304
4	978,282	332,107	—	222,422	—	1,532,811	11	953
5	1,232,401	275,209	—	365,653	702	1,873,965	13	6,670
6	1,540,519	614,109	—	338,344	9,338	2,502,310	17	10,403
7	1,556,117	317,283	—	352,390	2,579	2,228,369	16	14,010
8	963,359	30,974	—	425,503	2,950	1,422,786	10	25,986
9	611,774	4,299	—	105,277	4,417	725,767	5	13,857
10	355,359	8,663	—	50,484	9,110	423,616	3	8,400
11	238,230	—	—	20,600	6,541	265,371	2	6,556
12	170,531	—	—	15,395	4,168	190,094	1	6,377
13	121,276	—	304,236	6,748	311	432,571	3	4,225
14,15,16	194,572	59	—	16,313	1,659	212,603	1	20,297
Collectively evaluated for impairment	9,710,168	2,045,189	304,236	2,085,619	41,862	14,187,074	99	118,518
Individually evaluated for impairment	44,753	—	3,209	1,831	1,293	51,086	1	4,413
Purchased credit-impaired loans	40,532	—	—	4,583	335	45,450	—	319
Total commercial loans	$9,795,453	$2,045,189	$307,445	$2,092,033	$43,490	$14,283,610	100%	$123,250

(a)
Balances as of September 30, 2017 and December 31, 2016, presented net of a $25.5 million valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.

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
The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	58.5%	71.8%	45.1%	56.9%	70.3%	45.0%
FICO score 720-739	8.8	8.1	12.8	8.8	8.3	9.5
FICO score 700-719	8.2	6.6	11.0	8.6	6.8	9.2
FICO score 660-699	12.1	8.4	15.3	13.2	8.4	17.1
FICO score 620-659	5.6	2.7	7.0	5.6	3.5	9.1
FICO score less than 620 (a)	6.8	2.4	8.8	6.9	2.7	10.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans
The following table reflects accruing and non-accruing loans by class on September 30, 2017:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$10,462,376	$19,324	$129	$10,481,829	$5,260	$1,252	$9,290	$15,802	$10,497,631
Loans to mortgage companies	1,966,129	—	—	1,966,129	—	—	26	26	1,966,155
TRUPS (a)	304,236	—	—	304,236	—	—	3,097	3,097	307,333
Purchased credit-impaired loans	6,080	70	14,575	20,725	—	—	—	—	20,725
Total commercial (C&I)	12,738,821	19,394	14,704	12,772,919	5,260	1,252	12,413	18,925	12,791,844
Commercial real estate:
Income CRE	2,204,042	490	—	2,204,532	105	—	740	845	2,205,377
Residential CRE	41,043	—	—	41,043	—	—	795	795	41,838
Purchased credit-impaired loans	3,800	—	—	3,800	—	—	—	—	3,800
Total commercial real estate	2,248,885	490	—	2,249,375	105	—	1,535	1,640	2,251,015
Consumer real estate:
HELOC	1,375,690	14,312	8,518	1,398,520	43,188	3,217	9,020	55,425	1,453,945
R/E installment loans	2,883,593	5,855	3,609	2,893,057	15,510	2,875	3,035	21,420	2,914,477
Purchased credit-impaired loans	1,198	—	97	1,295	—	—	—	—	1,295
Total consumer real estate	4,260,481	20,167	12,224	4,292,872	58,698	6,092	12,055	76,845	4,369,717
Permanent mortgage	369,546	3,333	2,753	375,632	12,557	577	14,316	27,450	403,082
Credit card & other:
Credit card	191,714	1,254	1,081	194,049	—	—	—	—	194,049
Other	155,460	610	188	156,258	—	—	126	126	156,384
Purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Total credit card & other	347,174	1,864	1,269	350,307	—	—	126	126	350,433
Total loans, net of unearned income	$19,964,907	$45,248	$30,950	$20,041,105	$76,620	$7,921	$40,445	$124,986	$20,166,091

(a) TRUPS is presented net of the valuation allowance of $25.5 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2016:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$9,720,231	$5,199	$23	$9,725,453	$16,106	$374	$12,988	$29,468	$9,754,921
Loans to mortgage companies	2,041,408	3,722	—	2,045,130	—	—	59	59	2,045,189
TRUPS (a)	304,236	—	—	304,236	—	—	3,209	3,209	307,445
Purchased credit-impaired loans	40,113	185	234	40,532	—	—	—	—	40,532
Total commercial (C&I)	12,105,988	9,106	257	12,115,351	16,106	374	16,256	32,736	12,148,087
Commercial real estate:
Income CRE	2,085,455	14	—	2,085,469	232	460	1,289	1,981	2,087,450
Residential CRE	42,182	178	—	42,360	—	—	795	795	43,155
Purchased credit-impaired loans	4,809	109	—	4,918	—	—	—	—	4,918
Total commercial real estate	2,132,446	301	—	2,132,747	232	460	2,084	2,776	2,135,523
Consumer real estate:
HELOC	1,602,640	17,997	10,859	1,631,496	46,964	4,201	8,922	60,087	1,691,583
R/E installment loans	2,794,866	7,844	5,158	2,807,868	17,989	2,383	2,353	22,725	2,830,593
Purchased credit-impaired loans	1,319	164	93	1,576	—	—	—	—	1,576
Total consumer real estate	4,398,825	26,005	16,110	4,440,940	64,953	6,584	11,275	82,812	4,523,752
Permanent mortgage	385,972	4,544	5,428	395,944	11,867	2,194	13,120	27,181	423,125
Credit card & other:
Credit card	188,573	1,622	1,456	191,651	—	—	—	—	191,651
Other	166,062	992	134	167,188	—	—	142	142	167,330
Purchased credit-impaired loans	52	—	—	52	—	—	—	—	52
Total credit card & other	354,687	2,614	1,590	358,891	—	—	142	142	359,033
Total loans, net of unearned income	$19,377,918	$42,570	$23,385	$19,443,873	$93,158	$9,612	$42,877	$145,647	$19,589,520
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
On September 30, 2017 and December 31, 2016, FHN had $241.6 million and $285.2 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $38.6 million, or 16 percent as of September 30, 2017, and $44.9 million, or 16 percent as of December 31, 2016. Additionally, $63.2 million and $69.3 million of loans held-for-sale as of September 30, 2017 and December 31, 2016, respectively, were classified as TDRs.

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	—	$—	$—	2	$842	$836
Total commercial (C&I)	—	—	—	2	842	836
Consumer real estate:
HELOC	45	4,451	4,396	107	9,333	9,139
R/E installment loans	15	1,630	1,622	43	3,386	3,306
Total consumer real estate	60	6,081	6,018	150	12,719	12,445
Permanent mortgage	2	34	32	11	2,043	2,028
Credit card & other	37	261	251	66	426	411
Total troubled debt restructurings	99	$6,376	$6,301	229	$16,030	$15,720

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	2	$419	$419	7	$20,302	$19,194
Total commercial (C&I)	2	419	419	7	20,302	19,194
Commercial real estate:
Income CRE	1	100	99	1	100	99
Total commercial real estate	1	100	99	1	100	99
Consumer real estate:
HELOC	48	5,720	5,573	200	18,418	18,189
R/E installment loans	10	345	337	44	4,569	4,846
Total consumer real estate	58	6,065	5,910	244	22,987	23,035
Permanent mortgage	2	710	704	6	1,551	1,544
Credit card & other	10	45	44	15	66	64
Total troubled debt restructurings	73	$7,339	$7,176	273	$45,006	$43,936

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and nine months ended September 30, 2017 and 2016, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	1	$1,763	4	$9,770
Total commercial (C&I)	1	1,763	4	9,770
Commercial real estate:
Income CRE	1	88	1	88
Total commercial real estate	1	88	1	88
Consumer real estate:
HELOC	—	—	4	685
Total consumer real estate	—	—	4	685
Permanent mortgage	1	89	2	627
Credit card & other	2	12	5	30
Total troubled debt restructurings	5	$1,952	16	$11,200

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Consumer real estate:
HELOC	—	$—	2	$138
R/E installment loans	—	—	1	180
Total consumer real estate	—	—	3	318
Total troubled debt restructurings	—	$—	3	$318

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

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of July 1, 2017	$92,379	$30,470	$46,069	$16,398	$11,941	$197,257
Charge-offs	(3,723)	—	(3,601)	(173)	(3,173)	(10,670)
Recoveries	601	278	6,188	542	671	8,280
Provision/(provision credit) for loan losses	8,948	(1,065)	(7,717)	(1,048)	882	—
Balance as of September 30, 2017	98,205	29,683	40,939	15,719	10,321	194,867
Balance as of January 1, 2017	$89,398	$33,852	$50,357	$16,289	$12,172	$202,068
Charge-offs	(6,188)	(20)	(11,401)	(1,499)	(9,805)	(28,913)
Recoveries	2,877	639	17,007	1,933	2,256	24,712
Provision/(provision credit) for loan losses	12,118	(4,788)	(15,024)	(1,004)	5,698	(3,000)
Balance as of September 30, 2017	98,205	29,683	40,939	15,719	10,321	194,867
Allowance - individually evaluated for impairment	6,895	126	23,936	12,601	246	43,804
Allowance - collectively evaluated for impairment	88,529	29,557	16,649	3,118	10,075	147,928
Allowance - purchased credit-impaired loans	2,781	—	354	—	—	3,135
Loans, net of unearned as of September 30, 2017:
Individually evaluated for impairment	32,028	2,320	135,858	84,081	544	254,831
Collectively evaluated for impairment	12,739,091	2,244,895	4,232,564	319,001	349,889	19,885,440
Purchased credit-impaired loans	20,725	3,800	1,295	—	—	25,820
Total loans, net of unearned income	$12,791,844	$2,251,015	$4,369,717	$403,082	$350,433	$20,166,091
Balance as of July 1, 2016	$80,972	$30,264	$59,081	$17,600	$11,890	$199,807
Charge-offs	(1,992)	(49)	(4,359)	(373)	(3,589)	(10,362)
Recoveries	725	651	5,591	239	906	8,112
Provision/(provision credit) for loan losses	7,161	1,554	(7,078)	(877)	3,240	4,000
Balance as of September 30, 2016	86,866	32,420	53,235	16,589	12,447	201,557
Balance as of January 1, 2016	$73,637	$25,159	$80,614	$18,947	$11,885	$210,242
Charge-offs	(16,386)	(742)	(17,867)	(834)	(10,441)	(46,270)
Recoveries	3,107	1,782	17,408	1,502	2,786	26,585
Provision/(provision credit) for loan losses	26,508	6,221	(26,920)	(3,026)	8,217	11,000
Balance as of September 30, 2016	86,866	32,420	53,235	16,589	12,447	201,557
Allowance - individually evaluated for impairment	5,187	216	29,461	14,611	139	49,614
Allowance - collectively evaluated for impairment	81,376	31,674	23,441	1,978	12,308	150,777
Allowance - purchased credit-impaired loans	303	530	333	—	—	1,166
Loans, net of unearned as of September 30, 2016:
Individually evaluated for impairment	49,351	3,302	158,909	94,071	340	305,973
Collectively evaluated for impairment	12,022,457	2,053,101	4,417,896	342,029	357,032	19,192,515
Purchased credit-impaired loans	46,490	9,192	1,566	—	51	57,299
Total loans, net of unearned income	$12,118,298	$2,065,595	$4,578,371	$436,100	$357,423	$19,555,787

Note 6 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$16,850	$(6,154)	$10,696	$16,850	$(4,721)	$12,129
Customer relationships (a)	76,865	(49,496)	27,369	54,865	(46,302)	8,563
Other (a) (b)	5,622	(530)	5,092	555	(230)	325
Total	$99,337	$(56,180)	$43,157	$72,270	$(51,253)	$21,017

(a)	2017 increase associated with the Coastal acquisition.

(b)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $2.0 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively, and $5.2 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2017	$1,964
2018	7,483
2019	7,179
2020	4,303
2021	4,123
2022	3,356
Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of September 30, 2017 and December 31, 2016. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2015	$93,303	$98,004	$191,307
Additions	64	—	64
September 30, 2016	$93,367	$98,004	$191,371
December 31, 2016	$93,367	$98,004	$191,371
Additions (a)	—	44,964	44,964
September 30, 2017	$93,367	$142,968	$236,335

(a) See Note 2 - Acquisitions and Divestitures for further details regarding goodwill related to acquisitions.

Note 7 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
All other income and commissions:
ATM interchange fees	$3,137	$3,081	$8,998	$8,918
Other service charges	2,954	3,004	9,047	8,713
Mortgage banking	1,354	5,524	3,883	7,395
Electronic banking fees	1,282	1,398	3,911	4,176
Letter of credit fees	1,211	981	3,369	3,157
Deferred compensation	1,128	1,038	4,446	2,162
Insurance commissions	567	1,262	2,042	2,301
Gain/(loss) on extinguishment of debt (a)	(14,329)	—	(14,329)	—
Other	2,739	5,518	7,684	10,594
Total	$43	$21,806	$29,051	$47,416
All other expense:
Litigation and regulatory matters	$8,162	$260	$8,403	$25,785
Travel and entertainment	2,798	2,478	8,308	7,035
Other insurance and taxes	2,396	2,625	7,229	8,952
Customer relations	1,361	1,442	4,240	4,804
Employee training and dues	1,198	1,360	4,194	4,088
Supplies	928	1,158	2,884	3,114
Tax credit investments	762	788	2,646	2,325
Miscellaneous loan costs	757	676	2,078	1,958
OREO	303	815	953	125
Other	9,033	8,326	29,954	30,669
Total	$27,698	$19,928	$70,889	$88,855

(a) Loss on extinguishment of debt for the three and nine months ended September 30, 2017 relates to the repurchase of equity securities previously included in a financing transaction.

Note 8 – Components of Other Comprehensive Income/(loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three and nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2017	$(9,857)	$(1,024)	$(226,581)	$(237,462)
Net unrealized gains/(losses)	3,918	(91)	490	4,317
Amounts reclassified from AOCI	(1)	(643)	1,405	761
Other comprehensive income/(loss)	3,917	(734)	1,895	5,078
Balance as of September 30, 2017	$(5,940)	$(1,758)	$(224,686)	$(232,384)

Balance as of January 1, 2017	$(17,232)	$(1,265)	$(229,157)	$(247,654)
Net unrealized gains/(losses)	11,570	1,906	490	13,966
Amounts reclassified from AOCI	(278)	(2,399)	3,981	1,304
Other comprehensive income/(loss)	11,292	(493)	4,471	15,270
Balance as of September 30, 2017	$(5,940)	$(1,758)	$(224,686)	$(232,384)

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2016	$58,591	$4,691	$(215,616)	$(152,334)
Net unrealized gains/(losses)	(7,887)	(1,211)	—	(9,098)
Amounts reclassified from AOCI	—	(359)	963	604
Other comprehensive income/(loss)	(7,887)	(1,570)	963	(8,494)
Balance as of September 30, 2016	$50,704	$3,121	$(214,653)	$(160,828)

Balance as of January 1, 2016	$3,394	$—	$(217,586)	$(214,192)
Net unrealized gains/(losses)	48,330	4,228	—	52,558
Amounts reclassified from AOCI	(1,020)	(1,107)	2,933	806
Other comprehensive income/(loss)	47,310	3,121	2,933	53,364
Balance as of September 30, 2016	$50,704	$3,121	$(214,653)	$(160,828)

Note 8 – Components of Other Comprehensive Income/(loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
Details about AOCI	2017	2016	2017	2016	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$(1)	$—	$(450)	$(1,654)	Debt securities gains/(losses), net
Tax expense/(benefit)	—	—	172	634	Provision/(benefit) for income taxes
	(1)	—	(278)	(1,020)
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	(1,041)	(582)	(3,886)	(1,795)	Interest and fees on loans
Tax expense/(benefit)	398	223	1,487	688	Provision/(benefit) for income taxes
	(643)	(359)	(2,399)	(1,107)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	2,277	1,561	6,450	4,756	Employee compensation, incentives, and benefits
Tax expense/(benefit)	(872)	(598)	(2,469)	(1,823)	Provision/(benefit) for income taxes
	1,405	963	3,981	2,933
Total reclassification from AOCI	$761	$604	$1,304	$806

Note 9 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands, except per share data)	2017	2016	2017	2016
Net income/(loss)	$71,769	$67,635	$225,361	$180,788
Net income attributable to noncontrolling interest	2,883	2,883	8,555	8,586
Net income/(loss) attributable to controlling interest	68,886	64,752	216,806	172,202
Preferred stock dividends	1,550	1,550	4,650	4,650
Net income/(loss) available to common shareholders	$67,336	$63,202	$212,156	$167,552

Weighted average common shares outstanding—basic	233,749	231,856	233,438	232,690
Effect of dilutive securities	2,591	2,236	2,934	2,085
Weighted average common shares outstanding—diluted	236,340	234,092	236,372	234,775

Net income/(loss) per share available to common shareholders	$0.29	$0.27	$0.91	$0.72
Diluted income/(loss) per share available to common shareholders	$0.28	$0.27	$0.90	$0.71
The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended September 30		Nine Months Ended September 30
(Shares in thousands)	2017	2016	2017	2016
Stock options excluded from the calculation of diluted EPS	2,595	2,793	2,490	2,996
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$25.00	$24.95	$25.70	$25.21
Other equity awards excluded from the calculation of diluted EPS	1,002	371	325	51

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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2017, the aggregate amount of liabilities established for all such loss contingency matters was $8.8 million. These liabilities are separate from those discussed under the heading “Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2017, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $52 million.
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

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

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
For most pending indemnity claims involving FH proprietary securitizations FHN is unable to estimate an RPL range due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims. The alleged purchase prices of the certificates subject to pending indemnification claims, excluding the FDIC-New York matter, total $409.9 million.
In late October, 2017, FHN received a notice of indemnification claims from Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” Nationstar was the purchaser of FHN’s mortgage servicing obligations and assets in 2013 and 2014 and, starting in 2011, FHN’s subservicer. The notice asserts several categories of indemnity obligations by FHN to Nationstar in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in formal litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar’s claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN’s contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
FHN has additional potential exposures related to its former mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere subpoenas or other requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in loan repurchases or make-whole payments and could be included in the repurchase liability discussed below, and some might eventually result in damages or other litigation-oriented liability, including indemnity payments, but none are included in the material loss contingency liabilities mentioned above or in the RPL range mentioned above. Additional information concerning such exposures is provided below in “Obligations from Legacy Mortgage Businesses.”
Matters Related to Capital Bank Financial Transaction Settled

As mentioned in Note 10 within Item 1 of FHN’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, (1) on July 14, 2017, a complaint captioned Robert Garfield v. First Horizon National Corporation, et al., No. CH-17-1022, was filed on behalf of a putative class of FHN shareholders against FHN, its directors, and Capital Bank Financial Corp. (“Capital Bank Financial”) in the Court of Chancery of Shelby County, Tennessee (30th Judicial District), in connection with FHN’s agreement to acquire Capital Bank Financial by merger. In addition, Capital Bank Financial and the individual members of the Capital Bank Financial board of directors were named as defendants in three substantially similar putative derivative and class action lawsuits filed by alleged shareholders of Capital Bank Financial; (2) Bushansky v. Capital Bank Financial Corp., et al., No. 3:17-cv-00422 (W.D. North Carolina filed July 17, 2017); (3) Parshall v. Capital Bank Financial Corp., et al., No. 3:17-cv-00428 (W.D. North Carolina filed July 19, 2017); and (4) McNamara v. Capital Bank Financial Corp., et al., No. 3:17-cv-00439 (W.D. North Carolina filed July 25, 2017). The Parshall complaint also named FHN as a defendant. During the third quarter of 2017, those four matters were settled and dismissed. Amounts expended by FHN were not material.

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

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
Repurchase and Make-Whole Obligations

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

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

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

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
From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. The last FH securitization occurred in 2007.
Mortgage-Related Glossary

Agencies	the two GSEs and Ginnie Mae	HELOC	home equity line of credit
certificates	securities sold to investors representing interests in mortgage loan securitizations	HUD	Dept. of Housing and Urban Development

DOJ	U.S. Department of Justice	LTV	loan-to-value, a ratio of the loan amount divided by the home value

DRA	definitive resolution agreement with a GSE	MI	private mortgage insurance, insuring against borrower payment default

Fannie Mae, Fannie, FNMA	Federal National Mortgage Association	MSR	mortgage servicing rights

FH proprietary securitization	securitization of mortgages sponsored by FHN under its First Horizon brand	nonconforming loans	loans that did not conform to Agency program requirements

FHA	Federal Housing Administration	other whole loans sold	mortgage loans sold to private, non-Agency purchasers

Freddie Mac, Freddie, FHLMC	Federal Home Loan Mortgage Corporation	2008 platform sale, 2008 sale, platform sale	FHN’s sale of its national mortgage origination and servicing platforms in 2008

Ginnie Mae, Ginnie, GNMA	Government National Mortgage Association	pipeline or active pipeline	pipeline of mortgage repurchase, make-whole, & certain related claims against FHN

GSEs	Fannie Mae and Freddie Mac	VA	Veterans Administration
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, and certain related exposures and has accrued for losses of $34.6 million and $66.0 million as of September 30, 2017 and December 31, 2016, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The decline in the repurchase and

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

foreclosure liability since year-end is the result of the settlement of certain repurchase claims. The estimates are based upon currently available information and fact patterns that exist as of the balance sheet dates and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
Other FHN Mortgage Exposures
FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At September 30, 2017, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described above.
At September 30, 2017, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.
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
Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated other whole loans sold, including one of the material matters mentioned above. At September 30, 2017, FHN’s repurchase and foreclosure liability considered certain known exposures from other whole loans sold.
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

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

Conversion of these shares into Class A shares of Visa is prohibited until the final resolution of the covered litigation. In conjunction with the prior sales of Visa Class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio is adjusted when Visa deposits funds into the escrow account to cover certain litigation. As of September 30, 2017 and December 31, 2016, the derivative liabilities were $5.5 million and $6.2 million, respectively.
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
FHN holds approximately 1.1 million Visa Class B shares. FHN’s Visa shares are not considered to be marketable and therefore are included in the Consolidated Condensed Statements of Condition at their historical cost of $0. As of September 30, 2017, the conversion ratio is 165 percent reflecting a Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this conversion ratio by an amount that is not determinable at present. Based on the closing price on September 30, 2017, assuming conversion into Class A shares at the current conversion ratio, FHN’s Visa holdings would have a value of approximately $193 million. Recognition of this value is dependent upon the final resolution of the remainder of Visa’s Covered Litigation matters without further reduction of the conversion ratio.
Indemnification Agreements and Guarantees
In the ordinary course of business, FHN enters into indemnification agreements for legal proceedings against its directors and officers and standard representations and warranties for underwriting agreements, merger and acquisition agreements, loan sales, contractual commitments, and various other business transactions or arrangements. The extent of FHN’s obligations under these agreements depends upon the occurrence of future events; therefore, it is not possible to estimate a maximum potential amount of payouts that could be required by such agreements.

Note 11 – Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN contributed $165 million to the qualified pension plan in third quarter 2016. The contribution had no effect on FHN’s 2016 Consolidated Statements of Income. FHN did not make any contributions to the qualified pension plan in the nine months ended September 30, 2017. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan for the remainder of 2017.
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
Savings plan. FHN provides all qualifying full-time employees with the opportunity to participate in FHN's tax qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, FHN provides a 100 percent match for the first 6 percent of salary deferred, with company matching contributions invested according to a participant’s current investment elections. Through a non-qualified savings restoration plan, FHN provides a restorative benefit to certain highly-compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.
Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants. FHN’s postretirement benefits include certain prescription drug benefits.
The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$9	$10	$26	$28
Interest cost	7,276	7,648	328	335
Expected return on plan assets	(9,230)	(9,797)	(236)	(227)
Amortization of unrecognized:
Prior service cost/(credit)	13	48	23	43
Actuarial (gain)/loss	2,380	1,971	(140)	(143)
Net periodic benefit cost/(credit)	$448	$(120)	$1	$36

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$28	$30	$80	$83
Interest cost	22,035	23,412	979	969
Expected return on plan assets	(27,011)	(29,342)	(710)	(685)
Amortization of unrecognized:
Prior service cost/(credit)	39	147	71	128
Actuarial (gain)/loss	7,140	6,106	(425)	(608)
Net periodic benefit cost/(credit)	$2,231	$353	$(5)	$(113)

Note 12 – Business Segment Information
FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in Tennessee and other selected markets. Regional banking also provides investments, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income securities sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, loss on extinguishment of debt, and acquisition- and integration-related costs. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.
Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments which could change historical segment results. Business segment revenue, expense, asset, and equity levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, to an extent they are subjective. Generally, all assignments and allocations have been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and average assets for each segment for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Consolidated
Net interest income	$209,817	$185,195	$600,226	$533,533
Provision/(provision credit) for loan losses	—	4,000	(3,000)	11,000
Noninterest income	112,417	148,545	357,029	428,364
Noninterest expense	236,869	233,558	676,991	687,307
Income/(loss) before income taxes	85,365	96,182	283,264	263,590
Provision/(benefit) for income taxes (a)	13,596	28,547	57,903	82,802
Net income/(loss)	$71,769	$67,635	$225,361	$180,788
Average assets	$28,874,827	$27,609,702	$28,852,679	$27,021,137

Note 12 – Business Segment Information (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Regional Banking
Net interest income	$209,319	$190,508	$604,680	$541,135
Provision/(provision credit) for loan losses	8,552	8,544	11,910	34,195
Noninterest income	64,369	65,128	188,082	185,679
Noninterest expense	150,464	145,050	451,175	454,970
Income/(loss) before income taxes	114,672	102,042	329,677	237,649
Provision/(benefit) for income taxes	41,267	37,027	118,986	84,736
Net income/(loss)	$73,405	$65,015	$210,691	$152,913
Average assets	$19,158,458	$17,582,899	$18,519,584	$16,704,462
Fixed Income
Net interest income	$5,979	$2,411	$12,109	$8,224
Noninterest income	55,802	72,073	161,829	217,278
Noninterest expense	53,105	59,423	155,791	180,850
Income/(loss) before income taxes	8,676	15,061	18,147	44,652
Provision/(benefit) for income taxes	2,979	5,518	5,949	16,195
Net income/(loss)	$5,697	$9,543	$12,198	$28,457
Average assets	$2,586,997	$2,305,986	$2,388,984	$2,348,640
Corporate
Net interest income/(expense)	$(13,990)	$(18,193)	$(43,060)	$(48,401)
Noninterest income (b)	(9,477)	5,134	2,217	15,766
Noninterest expense	23,935	14,929	65,390	44,320
Income/(loss) before income taxes	(47,402)	(27,988)	(106,233)	(76,955)
Provision/(benefit) for income taxes (a)	(34,255)	(16,736)	(83,019)	(40,695)
Net income/(loss)	$(13,147)	$(11,252)	$(23,214)	$(36,260)
Average assets	$5,698,161	$5,880,268	$6,421,890	$6,024,736
Non-Strategic
Net interest income	$8,509	$10,469	$26,497	$32,575
Provision/(provision credit) for loan losses	(8,552)	(4,544)	(14,910)	(23,195)
Noninterest income	1,723	6,210	4,901	9,641
Noninterest expense	9,365	14,156	4,635	7,167
Income/(loss) before income taxes	9,419	7,067	41,673	58,244
Provision/(benefit) for income taxes	3,605	2,738	15,987	22,566
Net income/(loss)	$5,814	$4,329	$25,686	$35,678
Average assets	$1,431,211	$1,840,549	$1,522,221	$1,943,299
Certain previously reported amounts have been reclassified to agree with current presentation.
(a) Provision/(benefit) for income taxes for consolidated results and the Corporate segment for the three and nine months ended September 30, 2017, relative to the prior year periods, was affected by a decline in the effective tax rate in 2017 primarily related to the reversal of the valuation allowance for the deferred tax asset related to its 2012 federal capital loss carryforward based on capital gain transactions initiated in second quarter 2017. See Note 15 – Income Taxes in the Notes to Consolidated Financial Statements on FHN’s Form 10-K for the year ended December 31, 2016, for additional information related to FHN's valuation allowance related to its capital loss carryforward.
(b) Three and nine months ended September 30, 2017 includes a $14.3 million pre-tax loss from the repurchase of equity securities previously included in a financing transaction.

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
Consolidated Variable Interest Entities
FHN holds variable interests in a proprietary HELOC securitization trust it established as a source of liquidity for consumer lending operations. Based on its restrictive nature, the trust is considered a VIE as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trust’s economic performance. The retention of mortgage service rights ("MSR") and a residual interest results in FHN potentially absorbing losses or receiving benefits that are significant to the trust. FHN is considered the primary beneficiary, as it is assumed to have the power, as Master Servicer, to most significantly impact the activities of the VIE. Consolidation of the trust results in the recognition of the trust proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of trust securities. Through first quarter 2016 the trust experienced a rapid amortization period and FHN was obligated to provide subordinated funding. During the period, cash payments from borrowers were accumulated to repay outstanding debt securities while FHN continued to make advances to borrowers when they drew on their lines of credit. FHN then transferred the newly generated receivables into the securitization trust. FHN is reimbursed for these advances only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies (which protect bondholders in the securitization) exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. Amounts funded from monoline insurance policies are considered restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trust, the creditors of the trust hold no recourse to the assets of FHN.
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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	26,210	N/A	35,873	N/A
Less: Allowance for loan losses	—	N/A	587	N/A
Total net loans	26,210	N/A	35,286	N/A
Other assets	47	$77,997	283	$74,160
Total assets	$26,257	$77,997	$35,569	$74,160
Liabilities:
Term borrowings	$13,354	N/A	$23,126	N/A
Other liabilities	3	$58,785	3	$54,746
Total liabilities	$13,357	$58,785	$23,129	$54,746
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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were not significant for the three and nine months ended September 30, 2017 and 2016. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2017, and 2016 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$3,774	$5,445	$8,414	$10,073
Low income housing tax credits	(3,103)	(2,615)	(8,101)	(7,672)
Other tax benefits related to qualifying LIHTC investments	(2,478)	(6,131)	(4,307)	(8,310)

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2017:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$96,007	$34,236	(a)
Other tax credit investments (b) (c)	20,444	—	Other assets
Small issuer trust preferred holdings (d)	332,873	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	48,902	65,272	(e)
Proprietary residential mortgage securitizations	2,300	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,173,080	—	(f)
Commercial loan troubled debt restructurings (g)	21,763	—	Loans, net of unearned income
Sale-leaseback transaction	14,827	—	(h)

(a)
Maximum loss exposure represents $61.8 million of current investments and $34.2 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2020.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $65.3 million classified as Term borrowings.

(f)	Includes $.4 billion classified as Trading securities and $3.8 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $21.1 million of current receivables and $.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Commencing in first quarter 2017, a central clearinghouse revised the treatment of daily margin posted or received from collateral to legal settlements of the related derivative contracts. This change resulted in a reduction in derivative assets and liabilities and corresponding reductions in collateral posted and received as these amounts are now presented net by contract in the Consolidated Condensed Statements of Condition. This change has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2017 and December 31, 2016, respectively, FHN had $34.5 million and $47.8 million of cash receivables and $28.2 million and $32.8 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled

Note 14 – Derivatives (Continued)

through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $45.0 million and $59.0 million for the three months ended September 30, 2017 and 2016, respectively, and $133.3 million and $185.9 million for the nine months ended September 30, 2017 and 2016, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,954,439	$30,564	$12,256
Offsetting Upstream Interest Rate Contracts	1,954,439	12,119	28,012
Option Contracts Purchased	40,000	69	—
Forwards and Futures Purchased	4,506,883	3,648	5,296
Forwards and Futures Sold	4,499,160	6,355	2,331

	December 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$1,697,992	$39,495	$14,996
Offsetting Upstream Interest Rate Contracts	1,697,992	14,996	39,495
Option Contracts Purchased	17,500	63	—
Option Contracts Written	5,000	—	8
Forwards and Futures Purchased	2,916,750	6,257	26,659
Forwards and Futures Sold	3,085,396	27,330	6,615
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
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $.2 million in Derivative liabilities as of September 30, 2017 and $1.6 million in Derivative assets as of December 31, 2016. There was an insignificant level of ineffectiveness related to this hedge.
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was $.6 million and $7.3 million in Derivative liabilities as of September 30, 2017 and December 31, 2016, respectively. There was an insignificant level of ineffectiveness related to this hedge.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts	$1,540,036	$16,607	$12,675
Offsetting Upstream Interest Rate Contracts	1,540,036	11,612	15,350
Debt Hedging
Hedging Instruments:
Interest Rate Swaps	$900,000	N/A	$779
Hedged Items:
Term Borrowings	N/A	N/A	$900,000	(a)

	December 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts	$1,357,920	$17,566	$14,277
Offsetting Upstream Interest Rate Contracts	1,357,920	14,277	18,066
Debt Hedging
Hedging Instruments:
Interest Rate Swaps	$900,000	$1,628	$7,276
Hedged Items:
Term Borrowings	N/A	N/A	$900,000	(a)

(a)	Represents par value of term borrowings being hedged.
The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$(180)	$(1,964)	643	18,749
Offsetting Upstream Interest Rate Contracts (a)	180	1,964	(643)	(18,749)
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (a)	$(966)	$(7,254)	$(1,958)	$19,352
Hedged Items:
Term Borrowings (a) (b)	941	7,152	1,870	(19,059)

(a)	Gains/losses included in the All other expense section of the Consolidated Condensed Statements of Income.

(b)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$900,000	N/A	$916
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	$900,000	N/A

	December 31, 2016
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$250,000	N/A	$2,045
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	$250,000	N/A
The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps (a) (b)	$(1,190)	$(2,545)	$(800)	$5,061
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	N/A	N/A	N/A

(a)	Amount represents the pre-tax gains/(losses) included within AOCI.

(b)	Includes approximately $1.2 million of losses expected to be reclassified into earnings in the next twelve months.

Note 14 – Derivatives (Continued)

Prior to third quarter 2017, FHN hedged held-to-maturity trust preferred loans which had an initial fixed rate term before conversion to a floating rate. FHN had entered into pay fixed, receive floating interest rate swaps to hedge the interest rate risk associated with the initial term. Interest paid or received for these swaps was recognized as an adjustment of the interest income of the assets whose risk was being hedged. Basis adjustments remaining at the end of the hedge term were amortized as an adjustment to interest income over the remaining life of the loans.Gains or losses were included in Other income and commissions on the Consolidated Condensed Statements of Income. These hedges expired in third quarter 2017.
The following table summarizes FHN’s derivative activities associated with held-to-maturity trust preferred loans as of December 31, 2016:

	December 31, 2016
(Dollars in thousands)	Notional	Assets		Liabilities
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$6,500	N/A		$208
Hedged Items:
Trust Preferred Loans (a)	N/A	$6,500	(b)	N/A

(a)	Assets included in the Loans, net of unearned income section of the Consolidated Condensed Statements of Condition.

(b)	Represents principal balance being hedged.
The following table summarizes gains/(losses) on FHN’s derivatives associated with held-to-maturity trust preferred loans for the three and nine months ended September 30, 2016:

	September 30, 2016
	Three Months Ended	Nine Months Ended
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Loan Portfolio Hedging
Hedging Instruments:
Interest Rate Swaps	$93	$201
Hedged Items:
Trust Preferred Loans (a)	$(92)	$(199)

(a)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
Other Derivatives
In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2017 and December 31, 2016, the derivative liabilities associated with the sales of Visa Class B shares were $5.5 million and $6.2 million, respectively. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2017 and December 31, 2016, these loans were valued at $1.3 million and $3.8 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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

Note 14 – Derivatives (Continued)

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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $27.4 million of assets and $34.6 million of liabilities on September 30, 2017, and $35.9 million of assets and $49.0 million of liabilities on December 31, 2016. As of September 30, 2017 and December 31, 2016, FHN had received collateral of $113.6 million and $137.6 million and posted collateral of $26.2 million and $39.3 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $27.4 million of assets and $14.9 million of liabilities on September 30, 2017, and $35.9 million of assets and $19.6 million of liabilities on December 31, 2016. As of September 30, 2017 and December 31, 2016, FHN had received collateral of $113.6 million and $137.5 million and posted collateral of $9.0 million and $12.9 million, respectively, in the normal course of business related to these contracts.
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
The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of September 30, 2017 and December 31, 2016:

Note 14 – Derivatives (Continued)

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
September 30, 2017 (b)	$70,902	$—	$70,902	$(23,283)	$(43,379)	$4,240
December 31, 2016 (b)	87,962	—	87,962	(25,953)	(52,888)	9,121

(a)
Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of September 30, 2017 and December 31, 2016, $10.1 million and $33.7 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of September 30, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2017 (b)	$69,988	$—	$69,988	$(23,283)	$(42,686)	$4,019
December 31, 2016 (b)	96,363	—	96,363	(25,953)	(60,746)	9,664

(a)
Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of September 30, 2017 and December 31, 2016, $13.2 million and $39.5 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of September 30, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
September 30, 2017	$663,637	$—	$663,637	$(1,044)	$(655,136)	$7,457
December 31, 2016	613,682	—	613,682	(1,628)	(603,813)	8,241
The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of September 30, 2017 and December 31, 2016:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2017	$516,867	$—	$516,867	$(1,044)	$(515,673)	$150
December 31, 2016	453,053	—	453,053	(1,628)	(451,414)	11

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$18,970	$—	$18,970
Government agency issued MBS	276,903	5,521	282,424
Government agency issued CMO	50,554	5,749	56,303
Government guaranteed loans (SBA and USDA)	159,170	—	159,170
Total Securities sold under agreements to repurchase	$505,597	$11,270	$516,867

	December 31, 2016
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$14,864	$—	$14,864
Government agency issued MBS	421,771	—	421,771
Government agency issued CMO	—	16,418	16,418
Total Securities sold under agreements to repurchase	$436,635	$16,418	$453,053

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$157,483	$—	$157,483
Government agency issued MBS	—	155,260	—	155,260
Government agency issued CMO	—	244,321	—	244,321
Other U.S. government agencies	—	186,573	—	186,573
States and municipalities	—	61,290	—	61,290
Corporate and other debt	—	655,976	5	655,981
Equity, mutual funds, and other	—	6,194	—	6,194
Total trading securities—fixed income	—	1,467,097	5	1,467,102
Trading securities—mortgage banking	—	—	2,300	2,300
Loans held-for-sale	—	1,727	20,081	21,808
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,087,505	—	2,087,505
Government agency issued CMO	—	1,685,995	—	1,685,995
Interest-only strips	—	—	3,123	3,123
Equity, mutual funds, and other	24,756	—	—	24,756
Total securities available-for-sale	24,756	3,773,600	3,123	3,801,479
Other assets:
Deferred compensation assets	34,951	—	—	34,951
Derivatives, forwards and futures	10,003	—	—	10,003
Derivatives, interest rate contracts	—	70,971	—	70,971
Derivatives, other	—	2	—	2
Total other assets	44,954	70,973	—	115,927
Total assets	$69,710	$5,313,397	$25,509	$5,408,616
Trading liabilities—fixed income:
U.S. treasuries	$—	$424,461	$—	$424,461
Government agency issued CMO	—	1,372	—	1,372
Other U.S. government agencies	—	998	—	998
Corporate and other debt	—	152,197	—	152,197
Total trading liabilities—fixed income	—	579,028	—	579,028
Other liabilities:
Derivatives, forwards and futures	7,627	—	—	7,627
Derivatives, interest rate contracts	—	69,988	—	69,988
Derivatives, other	—	1	5,530	5,531
Total other liabilities	7,627	69,989	5,530	83,146
Total liabilities	$7,627	$649,017	$5,530	$662,174

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$146,988	$—	$146,988
Government agency issued MBS	—	256,611	—	256,611
Government agency issued CMO	—	150,058	—	150,058
Other U.S. government agencies	—	52,314	—	52,314
States and municipalities	—	60,351	—	60,351
Corporate and other debt	—	227,934	5	227,939
Equity, mutual funds, and other	—	242	—	242
Total trading securities—fixed income	—	894,498	5	894,503
Trading securities—mortgage banking	—	—	2,568	2,568
Loans held-for-sale	—	2,345	21,924	24,269
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,208,687	—	2,208,687
Government agency issued CMO	—	1,547,958	—	1,547,958
Equity, mutual funds, and other	25,249	—	—	25,249
Total securities available-for-sale	25,249	3,756,745	—	3,781,994
Other assets:
Mortgage servicing rights	—	—	985	985
Deferred compensation assets	32,840	—	—	32,840
Derivatives, forwards and futures	33,587	—	—	33,587
Derivatives, interest rate contracts	—	88,025	—	88,025
Derivatives, other	—	42	—	42
Total other assets	66,427	88,067	985	155,479
Total assets	$91,676	$4,741,655	$25,482	$4,858,813
Trading liabilities—fixed income:
U.S. treasuries	$—	$381,229	$—	$381,229
Other U.S. government agencies	—	844	—	844
Corporate and other debt	—	179,775	—	179,775
Total trading liabilities—fixed income	—	561,848	—	561,848
Other liabilities:
Derivatives, forwards and futures	33,274	—	—	33,274
Derivatives, interest rate contracts	—	96,371	—	96,371
Derivatives, other	—	7	6,245	6,252
Total other liabilities	33,274	96,378	6,245	135,897
Total liabilities	$33,274	$658,226	$6,245	$697,745

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2017 and 2016, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2017
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on July 1, 2017	$2,464		$1,163		$20,587		$(5,700)
Total net gains/(losses) included in:
Net income	92		(160)		390		(129)
Purchases	—		—		43		—
Settlements	(251)		—		(939)		299
Net transfers into/(out of) Level 3	—		2,120	(b)	—	(d)	—
Balance on September 30, 2017	$2,305		$3,123		$20,081		$(5,530)
Net unrealized gains/(losses) included in net income	$62	(a)	$(72)	(c)	$390	(a)	$(129)	(e)

	Three Months Ended September 30, 2016
(Dollars in thousands)	Trading securities		Loans held-for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on July 1, 2016	$2,826		$25,738		$1,500	$1,406	$(6,835)
Total net gains/(losses) included in:
Net income	304		1,604		—	—	(4)
Purchases	—		198		—	—	—
Settlements	(346)		(2,146)		(1,500)	(160)	299
Net transfers into/(out of) Level 3	—		(2,858)	(d)	—	—	—
Balance on September 30, 2016	$2,784		$22,536		$—	$1,246	$(6,540)
Net unrealized gains/(losses) included in net income	$244	(a)	$1,604	(a)	$—	$—	$(4)	(e)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2017 and 2016, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Trading securities		Interest-only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2017	$2,573		$—		$21,924		$(6,245)
Total net gains/(losses) included in:
Net income	380		107		1,722		(179)
Purchases	—		1,413		118		—
Sales	—		(3,291)		—		—
Settlements	(648)		—		(3,340)		894
Net transfers into/(out of) Level 3	—		4,894	(b)	(343)	(d)	—
Balance on September 30, 2017	$2,305		$3,123		$20,081		$(5,530)
Net unrealized gains/(losses) included in net income	$264	(a)	$(122)	(c)	$1,722	(a)	$(179)	(e)

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Trading securities		Loans held-for-sale		Securities available- for-sale	Mortgage servicing rights, net	Net derivative liabilities
Balance on January 1, 2016	$4,377		$27,418		$1,500	$1,841	$(4,810)
Total net gains/(losses) included in:
Net income	506		2,375		—	31	(2,627)
Purchases	—		673		—	—	—
Sales	—		—		—	(205)	—
Settlements	(2,099)		(4,643)		(1,500)	(421)	897
Net transfers into/(out of) Level 3	—		(3,287)	(d)	—	—	—
Balance on September 30, 2016	$2,784		$22,536		$—	$1,246	$(6,540)
Net unrealized gains/(losses) included in net income	$324	(a)	$2,375	(a)	$—	$—	$(2,627)	(e)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2017, and December 31, 2016, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$244,089	$1,484	$245,573
Loans held-for-sale—first mortgages	—	—	611	611
Loans, net of unearned income (a)	—	—	23,210	23,210
OREO (b)	—	—	7,877	7,877
Other assets (c)	—	—	27,394	27,394

	Carrying value at December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs	$—	$4,286	$—	$4,286
Loans held-for-sale—first mortgages	—	—	638	638
Loans, net of unearned income (a)	—	—	31,070	31,070
OREO (b)	—	—	11,235	11,235
Other assets (c)	—	—	29,609	29,609

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.
For assets measured on a nonrecurring basis which were still held on the consolidated balance sheet at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2017 and 2016:

	Net gains/(losses) Three Months Ended September 30		Net gains/(losses) Nine months ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Loans held-for-sale—SBAs and USDA	$(86)	$—	$(1,259)	$—
Loans held-for-sale—first mortgages	6	10	22	17
Loans, net of unearned income (a)	(2,388)	461	(1,456)	(3,249)
OREO (b)	(41)	(711)	(662)	(1,561)
Other assets (c)	(762)	(788)	(2,646)	(2,325)
	$(3,271)	$(1,028)	$(6,001)	$(7,118)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

In third quarter 2017, FHN’s Corporate segment recognized $2.0 million of impairments on long-lived technology assets associated with an expansion of processing capacity that will be required upon completion of the merger with CBF. The fair values of the assets impaired were determined using a discounted cash flow approach which reflected short estimated remaining lives and considered estimated salvage values. The measurement methodologies are considered Level 3 valuations. In first quarter 2016, FHN’s Regional Banking segment recognized $3.7 million of impairments on long-lived assets associated with efforts to more efficiently utilize its bank branch locations. The affected branch locations represented a mixture of owned and leased sites. The fair values of owned sites were determined using estimated sales prices from appraisals less estimated costs to sell. The fair values of leased sites were determined using a discounted cash flow approach, based on the revised estimated useful lives of the related assets. Both measurement methodologies are considered Level 3 valuations.
Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)
Level 3 Class	Fair Value at September 30, 2017	Valuation Techniques	Unobservable Input	Values Utilized
Available-for-sale- securities SBA-interest only strips	$3,123	Discounted cash flow	Constant prepayment rate	9% - 10%
			Bond equivalent yield	14%- 19%
Loans held-for-sale - residential real estate	20,692	Discounted cash flow	Prepayment speeds - First mortgage	2% - 12%
			Prepayment speeds - HELOC	3% - 12%
			Foreclosure losses	50% - 70%
			Loss severity trends - First mortgage	5% - 50% of UPB
			Loss severity trends - HELOC	15% - 100% of UPB
Loans held-for-sale- unguaranteed interest in SBA loans	1,484	Discounted cash flow	Constant prepayment rate	8% - 12%
			Bond equivalent yield	9% - 10%
Derivative liabilities, other	5,530	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	18 - 48 months
Loans, net of unearned income (a)	23,210	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
OREO (b)	7,877	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	27,394	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)
Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

(Dollars in thousands)
Level 3 Class	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Input	Values Utilized
Loans held-for-sale - residential real estate	$22,562	Discounted cash flow	Prepayment speeds - First mortgage	2% - 13%
			Prepayment speeds - HELOC	3% - 15%
			Foreclosure Losses	50% - 70%
			Loss severity trends - First mortgage	5% - 50% of UPB
			Loss severity trends - HELOC	15% - 100% of UPB
Derivative liabilities, other	6,245	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	24 - 54 months
Loans, net of unearned income (a)	31,070	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
OREO (b)	11,235	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	29,609	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)
Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.
Securities AFS. Increases (decreases) in estimated prepayment rates and bond equivalent yields negatively (positively) affect the value of SBA interest only strips. Management additionally considers whether the loans underlying related SBA-interest only strips are delinquent, in default or prepaying, and adjusts the fair value down 20 - 100% depending on the length of time in default.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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
Loans, net of unearned income and Other Real Estate Owned. Collateral-dependent loans and OREO are primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Multiple appraisal firms are utilized to ensure that estimated values are consistent between firms. This process occurs within FHN’s Credit Risk Management (commercial) and Default Servicing functions (primarily consumer). The Credit Risk Management Committee reviews dispositions and additions of OREO annually. Back testing is performed during the year through comparison to ultimate disposition values. Other collateral (receivables, inventory, equipment, etc.) is valued through borrowing base certificates, financial statements and/or auction valuations. These valuations are discounted based on the quality of reporting, knowledge of the marketability/collectability of the collateral and historical disposition rates.
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

	September 30, 2017
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$21,808	$30,686	$(8,878)
Nonaccrual loans	6,428	11,551	(5,123)
Loans 90 days or more past due and still accruing	44	175	(131)
	December 31, 2016
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$24,269	$35,262	$(10,993)
Nonaccrual loans	6,775	12,910	(6,135)
Loans 90 days or more past due and still accruing	211	331	(120)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$390	$1,604	$1,722	$2,375
For the three months ended September 30, 2017, and 2016, the amounts for residential real estate loans held-for-sale include gains of $.1 million and $.5 million, respectively, in pretax earnings that are attributable to changes in instruments-specific credit risk. For the nine months ended September 30, 2017, and 2016, the amounts for residential real estate loans held-for-sale included gains of $.5 million and $.7 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.
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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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
OREO. OREO primarily consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated costs to sell the real estate. Estimated fair value

Note 16 – Fair Value of Assets & Liabilities (Continued)

is determined using appraised values with subsequent adjustments for deterioration in values that are not reflected in the most recent appraisal.
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
Term borrowings. The fair value of term borrowings is based on quoted market prices or dealer quotes for the identical liability when traded as an asset. When pricing information for the identical liability is not available, relevant prices for similar debt instruments are used with adjustments being made to the prices obtained for differences in characteristics of the debt instruments. If no relevant pricing information is available, the fair value is approximated by the present value of the contractual cash flows discounted by the investor’s yield which considers FHN’s and FTBNA’s debt ratings. Secured borrowings also consider the values of the associated assets and whether overcollateralization exists.
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of September 30, 2017 and December 31, 2016, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of September 30, 2017:

	September 30, 2017
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$12,693,639	$—	$—	$12,658,237	$12,658,237
Commercial real estate	2,221,332	—	—	2,208,208	2,208,208
Consumer:
Consumer real estate	4,328,778	—	—	4,252,704	4,252,704
Permanent mortgage	387,363	—	—	392,407	392,407
Credit card & other	340,112	—	—	340,168	340,168
Total loans, net of unearned income and allowance for loan losses	19,971,224	—	—	19,851,724	19,851,724
Short-term financial assets:
Interest-bearing cash	604,326	604,326	—	—	604,326
Federal funds sold	76,316	—	76,316	—	76,316
Securities purchased under agreements to resell	663,637	—	663,637	—	663,637
Total short-term financial assets	1,344,279	604,326	739,953	—	1,344,279
Trading securities (a)	1,469,402	—	1,467,097	2,305	1,469,402
Loans held-for-sale (a)	339,780	—	246,441	94,000	340,441
Securities available-for-sale (a) (b)	3,963,138	24,756	3,773,600	164,782	3,963,138
Securities held-to-maturity	10,000	—	—	9,985	9,985
Derivative assets (a)	80,976	10,003	70,973	—	80,976
Other assets:
Tax credit investments	120,701	—	—	121,435	121,435
Deferred compensation assets	34,951	34,951	—	—	34,951
Total other assets	155,652	34,951	—	121,435	156,386
Nonearning assets:
Cash & due from banks	347,802	347,802	—	—	347,802
Fixed income receivables	68,750	—	68,750	—	68,750
Accrued interest receivable	70,058	—	70,058	—	70,058
Total nonearning assets	486,610	347,802	138,808	—	486,610
Total assets	$27,821,061	$1,021,838	$6,436,872	$20,244,231	$27,702,941
Liabilities:
Deposits:
Defined maturity	$1,112,098	$—	$1,108,919	$—	$1,108,919
Undefined maturity	20,987,156	—	20,987,156	—	20,987,156
Total deposits	22,099,254	—	22,096,075	—	22,096,075
Trading liabilities (a)	579,028	—	579,028	—	579,028
Short-term financial liabilities:
Federal funds purchased	292,650	—	292,650	—	292,650
Securities sold under agreements to repurchase	516,867	—	516,867	—	516,867
Other short-term borrowings	1,637,419	—	1,637,419	—	1,637,419
Total short-term financial liabilities	2,446,936	—	2,446,936	—	2,446,936
Term borrowings:
Real estate investment trust-preferred	46,083	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	17,959	17,959
Secured borrowings	42,585	—	—	42,184	42,184
Other long term borrowings	952,839	—	968,297	—	968,297
Total term borrowings	1,059,507	—	968,297	109,493	1,077,790
Derivative liabilities (a)	83,146	7,627	69,989	5,530	83,146
Other noninterest-bearing liabilities:
Fixed income payables	44,304	—	44,304	—	44,304
Accrued interest payable	19,205	—	19,205	—	19,205
Total other noninterest-bearing liabilities	63,509	—	63,509	—	63,509
Total liabilities	$26,331,380	$7,627	$26,223,834	$115,023	$26,346,484

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Statements of Condition as of December 31, 2016:

	December 31, 2016
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$12,058,689	$—	$—	$11,918,374	$11,918,374
Commercial real estate	2,101,671	—	—	2,078,306	2,078,306
Consumer:
Consumer real estate	4,473,395	—	—	4,385,669	4,385,669
Permanent mortgage	406,836	—	—	404,930	404,930
Credit card & other	346,861	—	—	347,577	347,577
Total loans, net of unearned income and allowance for loan losses	19,387,452	—	—	19,134,856	19,134,856
Short-term financial assets:
Interest-bearing cash	1,060,034	1,060,034	—	—	1,060,034
Federal funds sold	50,838	—	50,838	—	50,838
Securities purchased under agreements to resell	613,682	—	613,682	—	613,682
Total short-term financial assets	1,724,554	1,060,034	664,520	—	1,724,554
Trading securities (a)	897,071	—	894,498	2,573	897,071
Loans held-for-sale (a)	111,248	—	6,631	104,617	111,248
Securities available-for-sale (a) (b)	3,943,499	25,249	3,756,745	161,505	3,943,499
Securities held-to-maturity	14,347	—	—	14,773	14,773
Derivative assets (a)	121,654	33,587	88,067	—	121,654
Other assets:
Tax credit investments	100,105	—	—	98,400	98,400
Deferred compensation assets	32,840	32,840	—	—	32,840
Total other assets	132,945	32,840	—	98,400	131,240
Nonearning assets:
Cash & due from banks	373,274	373,274	—	—	373,274
Fixed income receivables	57,411	—	57,411	—	57,411
Accrued interest receivable	62,887	—	62,887	—	62,887
Total nonearning assets	493,572	373,274	120,298	—	493,572
Total assets	$26,826,342	$1,524,984	$5,530,759	$19,516,724	$26,572,467
Liabilities:
Deposits:
Defined maturity	$1,355,133	$—	$1,361,104	$—	$1,361,104
Undefined maturity	21,317,230	—	21,317,230	—	21,317,230
Total deposits	22,672,363	—	22,678,334	—	22,678,334
Trading liabilities (a)	561,848	—	561,848	—	561,848
Short-term financial liabilities:
Federal funds purchased	414,207	—	414,207	—	414,207
Securities sold under agreements to repurchase	453,053	—	453,053	—	453,053
Other short-term borrowings	83,177	—	83,177	—	83,177
Total short-term financial liabilities	950,437	—	950,437	—	950,437
Term borrowings:
Real estate investment trust-preferred	46,032	—	—	49,350	49,350
Term borrowings—new market tax credit investment	18,000	—	—	17,918	17,918
Borrowings secured by residential real estate	23,126	—	—	21,969	21,969
Other long term borrowings	953,498	—	965,066	—	965,066
Total term borrowings	1,040,656	—	965,066	89,237	1,054,303
Derivative liabilities (a)	135,897	33,274	96,378	6,245	135,897
Other noninterest-bearing liabilities:
Fixed income payables	21,002	—	21,002	—	21,002
Accrued interest payable	10,336	—	10,336	—	10,336
Total other noninterest-bearing liabilities	31,338	—	31,338	—	31,338
Total liabilities	$25,392,539	$33,274	$25,283,401	$95,482	$25,412,157

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $68.6 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2017 and December 31, 2016:

	Contractual Amount		Fair Value
(Dollars in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Unfunded Commitments:
Loan commitments	$8,868,115	$8,744,649	$2,388	$2,924
Standby and other commitments	336,953	277,549	4,139	4,037

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of September 30, 2017, was one of the 40 largest publicly traded banking organizations in the United States in terms of asset size.
FHN’s two major brands—First Tennessee and FTN Financial—provide customers with a broad range of products and services. First Tennessee ("FTBNA" or the "Bank") provides consumer and commercial banking services throughout Tennessee and other selected markets and is the largest bank headquartered in the state of Tennessee. FTN Financial (“FTNF”) is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad.
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

•
Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, loss on extinguishment of debt, and acquisition and integration-related costs.

•
Non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

In October 2017, FTBNA acquired the operations and certain assets of Professional Mortgage Company, Inc. ("PMC"). PMC is a provider of institutional debt capital and commercial mortgage loan servicing. Eleven professionals joined FTBNA's commercial real estate ("CRE") team as a result of the transaction, expanding the capabilities of its CRE platform.
On May 4, 2017, FHN and Capital Bank Financial Corp. (“Capital Bank" or "CBF”) announced that they had entered into an agreement and plan of merger under which FHN will acquire Capital Bank, which is headquartered in Charlotte, North Carolina. Capital Bank reported approximately $10 billion of assets at June 30, 2017. The transaction is expected to close in fourth quarter 2017, subject to regulatory approval of the sale of two branches and customary conditions.
On April 3, 2017, FTNF acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $131 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products were combined with FTNF's existing SBA trading activities to establish an additional major product sector for FTNF. FHN's operating results include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date.
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

FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2017, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY
In third quarter 2017, FHN reported net income available to common shareholders of $67.3 million, or $.28 per diluted share, compared to net income of $63.2 million, or $.27 per diluted share in third quarter 2016. For the nine months ended September 30, 2017, FHN reported net income available to common shareholders of $212.2 million, or $.90 per diluted share, compared to net income available to common shareholders of $167.6 million, or $.71 per diluted share, for the nine months ended September 30, 2016. Results improved for both periods primarily driven by an increase in net interest income ("NII") and a decrease in the provision for income taxes, somewhat offset by lower noninterest income relative to 2016. Total expenses including loan loss provision were flat for the quarterly period, but declined for the year-to-date period which also contributed to the improvement in results for the nine months ended September 30, 2017. The decline in provision for income taxes for both the three and nine months ended September 30, 2017 was due to favorable effective tax rate adjustments primarily associated with the reversal of a capital loss deferred tax valuation allowance in 2017.
Total revenue was $322.2 million and $957.3 million, respectively, for the three and nine months ended September 30, 2017 compared to $333.7 million and $961.9 million for the three and nine months ended September 30, 2016. NII increased 13 percent for both periods, largely driven by the impact of higher short-term market rates and net loan growth. Noninterest income declined 24 percent and 17 percent, respectively, for the three and nine months ended September 30, 2017 due to lower fixed income revenue and a loss from the repurchase of equity securities previously included in a financing transaction.
Noninterest expense increased 1 percent to $236.9 million for the three months ended September 30, 2017 and decreased 2 percent to $677.0 million for the nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Expenses increased in third quarter 2017 largely driven by higher acquisition- and integration-related expenses primarily associated with the CBF and Coastal acquisitions and an increase in net loss accruals related to legal matters, but were favorably impacted by lower variable compensation expense within the fixed income segment and a decline in legal fees relative to third quarter 2016. For the nine months ended September 30, 2017, expense decreased primarily due to a net decline in the loss accruals related to legal matters, as well as lower personnel-related expenses and legal fees. A net increase in acquisition- and integration-related costs and a smaller expense reversal to the mortgage repurchase provision for the nine months ended 2017 compared to the nine months ended September 30, 2016, offset a portion of the expense decline for the year-to-date period.
On a consolidated basis, credit quality remained strong in 2017, with non-performing loans and the allowance for loan losses decreasing relative to the comparative periods of the prior year. There was no provision for loan losses in third quarter 2017 compared to provision expense of $4.0 million in third quarter 2016. For the nine months ended September 30, 2017 the provision for loan losses was a provision credit of $3.0 million compared to provision expense of $11.0 million for the nine months ended September 30, 2016.
Return on average common equity (“ROE”) and ROTCE were 10.79 percent and 12.17 percent, respectively, in third quarter 2017 compared to 10.80 percent and 11.90 percent, respectively in third quarter 2016. Return on average assets (“ROA”) improved to .99 percent in third quarter 2017 from .97 percent in third quarter 2016. For the nine months ended September 30, 2017 ROE, ROTCE, and ROA improved to 11.83 percent, 13.25 percent, and 1.04 percent, respectively from 9.81 percent, 10.83 percent, and .89 percent, respectively, for the nine months ended September 30, 2016. Common equity tier 1, Tier 1, Total capital, and Leverage ratios were 10.04 percent, 11.20 percent, 12.18 percent, and 9.60 percent, respectively, in third quarter 2017 compared to 9.81 percent, 11.03 percent, 12.09 percent and 9.52 percent, respectively, in third quarter 2016. Average assets increased 5 percent and 7 percent, respectively, for the three and nine months ended September 30, 2017 to $28.9 billion from $27.6 billion and $27.0 billion, respectively, for the three and nine months ended September 30, 2016. Average loans were $19.8 billion and $19.3 billion, respectively, for the three and nine months ended September 30, 2017, a 6 percent and 8 percent increase relative to the same periods in 2016. Period-end and average Shareholders’ equity increased to $2.9 billion in third quarter 2017 from $2.7 billion in third quarter 2016.

BUSINESS LINE REVIEW
Regional Banking

Pre-tax income within the regional banking segment increased 12 percent to $114.7 million in third quarter 2017 from $102.0 million in third quarter 2016. The increase in pre-tax income was primarily driven by higher revenue somewhat offset by an increase in expenses. For the nine months ended September 30, 2017, regional banking pre-tax income was $329.7 million compared to $237.6 million for the nine months ended September 30, 2016. The increase in pre-tax income for the nine months ended September 30, 2017 was driven by an increase in revenue coupled with a decline in expenses.
Total revenue increased 7 percent, or $18.1 million, to $273.7 million in third quarter 2017, from $255.6 million in third quarter 2016, driven by an increase in NII. The increase in NII was largely due to the favorable impact of higher interest rates on loans, higher average balances of commercial loans and noninterest-bearing deposits, as well as lower deposit costs relative to third quarter 2016. Noninterest income was $64.4 million and $65.1 million in third quarter 2017 and 2016, respectively. In third quarter 2017, fees from brokerage, management fees, and commissions increased as a result of increases in recurring revenue driven primarily by growth in FHN’s advisory business and favorable market conditions. Deposit transactions and cash management fee income also increased in third quarter 2017, largely driven by higher fee income associated with cash management activities. Noninterest income in third quarter 2016 was favorably impacted by a $1.8 million gain on the sale of property and higher fee income associated with derivative sales compared to third quarter 2017, resulting in a decline in noninterest income in third quarter 2017 relative to the prior year.
Provision expense was $8.6 million and $8.5 million in third quarter 2017 and 2016, respectively, reflecting continued strong performance in both the commercial and consumer portfolios. In third quarter 2017, reserves increased $2.8 million from second quarter driven by the C&I portfolio, partially offset by reserve decreases in both the consumer and commercial real estate portfolios. Net charge-offs were $5.7 million in third quarter 2017 compared to $3.5 million a year ago and the loan portfolio grew nearly $1.0 billion from third quarter 2016 driven by the C&I portfolio.
Noninterest expense was $150.5 million in third quarter 2017, up 4 percent from $145.1 million in third quarter 2016. The increase in expense was primarily driven by an $8.7 million net increase in loss accruals related to legal matters as a result of $4.4 million of loss accruals associated with trust services recognized in third quarter 2017 and a favorable $4.3 million reversal of loss accruals related to legal matters recognized in third quarter 2016. Expenses associated with advertising and public relations decreased from $5.0 million in third quarter 2016 to $4.0 million in third quarter 2017 due in large part to a promotional branding campaign in third quarter 2016.
Total revenue increased 9 percent to $792.8 million for the nine months ended September 30, 2017, from $726.8 million for the nine months ended September 30, 2016, driven by an increase in NII. The increase in NII for the year-to-date period was also driven by the favorable impact of higher interest rates on loans, higher average balances of commercial loans and noninterest-bearing deposits, and lower deposit costs relative to 2016. For the nine months ended September 30, 2017 and 2016, noninterest income was $188.1 million and $185.7 million, respectively. The increase in noninterest income was largely driven by an increase in brokerage, management fees, and commission income from the Bank's wealth management group and a $1.2 million increase in mortgage banking income, primarily related to FHN’s Community Reinvestment Act ("CRA") initiatives. Additionally, FHN recognized $.4 million in net securities gains for the nine months ended September 30, 2017 primarily the resulting from the call of a $4.4 million held-to-maturity municipal bond in second quarter 2017. Gains on the sale of fixed assets decreased $2.0 million for the nine months ended September 30, 2017 and fees from derivative transactions decreased $.9 million both reducing noninterest income in 2017 compared to 2016. Additionally, declines in fees from deposit transactions and cash management and bankcard income also negatively impacted noninterest income for the nine months ended September 30, 2017 relative to the prior year. The decrease in fees from deposit transactions and cash management was primarily due to lower non-sufficient funds (“NSF”)/overdraft fees in first quarter 2017 driven by changes in consumer behavior and a modification of billing practices, somewhat mitigated by an increase in fee income associated with cash management activities. The decrease in bankcard income was the result of volume incentives received in 2016 driven by a significant new relationship.
Provision expense was $11.9 million for the nine months ended September 30, 2017 compared to $34.2 million for the nine months ended September 30, 2016. The net decrease in provision in 2017 reflects continued strong performance in both the commercial and consumer portfolios and historically low net charge-offs which continued to drive lower loss rates. Net charge-offs for the nine months ended September 30, 2017 decreased to $10.0 million from $20.4 million for the nine months ended September 30, 2016.
Noninterest expense decreased to $451.2 million for the nine months ended September 30, 2017 from $455.0 million for the nine months ended September 30, 2016. The decrease in noninterest expense was largely attributable to a $13.3 million net decline in loss accruals related to legal matters and a $4.3 million net decrease associated with fixed asset impairment charges.

Additionally, a recovery from a vendor recognized in first quarter 2017 related to previous overbillings also contributed to the expense decrease for the nine months ended September 30, 2017. During the nine months ended September 30, 2017 personnel expenses, operations services expenses and FDIC premium expense all increased relative to 2016, negatively impacting regional banking expenses. The increase in personnel expense was largely driven by expenses associated with strategic hires in expansion markets and specialty areas, as well as higher incentive expense associated with loan/deposit growth and retention initiatives. The increase in operations services expense was primarily related to an increase in third party fees associated with FHN’s online digital banking platform and the increase in FDIC premium expense was due in large part to balance sheet growth.
Fixed Income
Pre-tax income in the fixed income segment was $8.7 million in third quarter 2017 compared to $15.1 million in third quarter 2016. For the nine months ended September 30, 2017, fixed income's pre-tax income was $18.1 million compared to $44.7 million for the nine months ended September 30, 2016. The decline in results in both periods was driven by lower revenues, somewhat offset by a decline in expenses.
NII increased from $2.4 million in third quarter 2016 to $6.0 million in third quarter 2017, primarily driven by an increase in loans held-for-sale as a result of the Coastal acquisition. Fixed income product revenue decreased 24 percent to $45.0 million in third quarter 2017 from $59.0 million in third quarter 2016, as average daily revenue (“ADR”) declined to $715 thousand in third quarter 2017 from $922 thousand in third quarter 2016. This decline reflects lower activity due to challenging market conditions (interest rate increases, a flattening yield curve, and low levels of market volatility). Other product revenue was $10.8 million in third quarter 2017 down from $13.1 million in the prior year, primarily driven by lower fees from derivative and loan sales. Noninterest expense decreased 11 percent, or $6.3 million, to $53.1 million in third quarter 2017 from $59.4 million in third quarter 2016, due to lower variable compensation associated with the decrease in fixed income product revenue in third quarter 2017, somewhat offset by increased expenses due to the Coastal acquisition.
For the nine months ended September 30, 2017 and 2016, NII was $12.1 million and $8.2 million, respectively, also driven by an increase in loans held-for-sale. Fixed income product revenue was $133.3 million for the nine months ended September 30, 2017, down from $185.9 million in the prior year reflecting lower activity due to challenging market conditions (interest rate increases, a flattening yield curve, and low levels of market volatility). Other product revenue was $28.5 million and $31.4 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in other product revenue was largely due to lower fees from portfolio advisory services and derivative sales relative to the prior year. Noninterest expense decreased 14 percent, or $25.1 million, to $155.8 million for the nine months ended September 30, 2017 from $180.9 million for the nine months ended September 30, 2016. The expense decline during 2017 was primarily the result of lower variable compensation associated with the decrease in fixed income product revenue in 2017, somewhat offset by an increase in legal fees and increased expenses due to the Coastal acquisition.
Corporate
The pre-tax loss for the corporate segment was $47.4 million and $28.0 million for the quarters ended September 30, 2017 and 2016, respectively and $106.2 million and $77.0 million for the nine months ended September 30, 2017 and 2016, respectively.
Net interest expense was $14.0 million and $18.2 million, respectively in third quarter 2017 and 2016. The decline in net interest expense was the result of a higher yielding securities portfolio in 2017. Noninterest income (including securities gain/losses) was negative $9.5 million in third quarter 2017, compared to $5.1 million in third quarter 2016. The decrease in noninterest income was due to a $14.3 million loss from the repurchase of equity securities previously included in a financing transaction recognized in third quarter 2017.
Noninterest expense was $23.9 million in third quarter 2017 up from $14.9 million in third quarter 2016. The increase in expense for third quarter 2017 was largely driven by $8.2 million of acquisition- and integration-related expenses primarily associated with the CBF and Coastal acquisitions.
Net interest expense was $43.1 million and $48.4 million, respectively for the nine months ended September 30, 2017 and 2016, respectively. The improvement in net interest expense for the year-to-date period of 2017 was also driven by a higher yielding securities portfolio. Noninterest income (including securities gain/losses) decreased to $2.2 million for the nine months ended September 30, 2017 from $15.8 million in the prior year. The decrease was primarily driven by a $14.3 million loss from the repurchase of equity securities previously included in a financing transaction and a decline in net security gains. The decline in net securities gains was largely the result of a $1.7 million gain from an exchange of approximately $294 million of available-for-sale (“AFS”) debt securities recognized in 2016. For the nine months ended September 30, 2017, deferred compensation income increased $2.3 million, offsetting a portion of the decline in noninterest income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense.
Noninterest expense was $65.4 million and $44.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in noninterest expense in 2017 was largely due to a $13.7 million increase in acquisition- and integration-related expenses primarily associated with the CBF and Coastal acquisitions, a $3.7 million increase in salary expenses, and a $3.2 million charitable contribution to the First Tennessee Foundation made in second quarter 2017. To a lesser extent, higher deferred compensation expense also contributed to the expense increase for the nine months ended September 30, 2017, but was offset by $2.2 million of deferred compensation BOLI gains recognized in second quarter 2017. Additionally, a $2.4 million decrease of negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares offset a portion of the overall expense increase for the year-to-date period.
Non-Strategic
The non-strategic segment had pre-tax income of $9.4 million in third quarter 2017 compared to $7.1 million in third quarter 2016. For the nine months ended September 30, 2017, the non-strategic segment had pre-tax income of $41.7 million compared to $58.2 million for the nine months ended September 30, 2016. The increase in results for the quarterly period was driven by lower expenses in 2017 relative to the prior year which more than offset a decline in revenue. The decline in results for the year-to-date period was primarily driven by a lower loan loss provision credit in 2017 relative to the prior year and a decline in revenues, somewhat offset by lower expenses.
Total revenue was $10.2 million in third quarter 2017 down from $16.7 million in third quarter 2016. NII declined 19 percent to $8.5 million in third quarter 2017, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) was $1.7 million in third quarter 2017 down from $6.2 million in third quarter 2016. The decrease in noninterest income was largely attributable to a $4.4 million gain recognized in third quarter 2016 primarily related to recoveries associated with prior legacy mortgage servicing sales.
The provision for loan losses within the non-strategic segment was a provision credit of $8.6 million in third quarter 2017 compared to a provision credit of $4.5 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances as reserves declined by $9.1 million from December 31, 2016, to $38.8 million as of September 30, 2017. Losses remain historically low as the non-strategic segment had net recoveries of $3.3 million in third quarter 2017 compared to net recoveries of $1.2 million a year ago.
Noninterest expense was $9.4 million in third quarter 2017 compared to $14.2 million in third quarter 2016. The decrease in expense was primarily driven by lower legal fees and by loss accruals related to legal matters which decreased from $4.5 million in third quarter 2016 to $3.6 million in third quarter 2017.
For the nine months ended September 30, 2017, total revenue was $31.4 million, down from $42.2 million for the nine months ended September 30, 2016. NII declined 19 percent to $26.5 million during 2017, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) decreased to $4.9 million in 2017 from $9.6 million in 2016. The decrease in noninterest income was largely attributable to the $4.4 million gain recognized in third quarter 2016 primarily related to recoveries associated with prior legacy mortgage servicing sales mentioned above.
The provision for loan losses within the non-strategic segment was a provision credit of $14.9 million for the nine months ended September 30, 2017 compared to a provision credit of $23.2 million for the nine months ended September 30, 2016. The same factors impacting the quarterly change in loan loss provisioning levels also drove the change for the year-to-date period.
For the nine months ended September 30, 2017, noninterest expense was $4.6 million compared to $7.2 million for the nine months ended September 30, 2016. The net decrease in expense during 2017 relative to the prior year was driven by a decline in legal fees and by lower loss accruals related to legal matters which were $3.7 million in 2017 compared to $8.0 million in 2016. A smaller expense reversal to the mortgage repurchase provision for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, offset a portion of the expense decline.

INCOME STATEMENT REVIEW
Total consolidated revenue decreased 3 percent to $322.2 million in third quarter 2017 from $333.7 million in third quarter 2016, as an increase in NII was more than offset by lower noninterest income. Total expenses increased to $236.9 million in third quarter 2017 from $233.6 million in third quarter 2016.
Total consolidated revenue for the nine months ended September 30, 2017 was $957.3 million compared to $961.9 million for the nine months ended September 30, 2016. The decrease in revenue for the 2017 relative to 2016 was the result of lower noninterest income (largely associated with a decline in fixed income product revenue) which more than offset an increase in NII. Total expenses decreased 2 percent to $677.0 million for the nine months ended September 30, 2017, from $687.3 million for the nine months ended September 30, 2016.
NET INTEREST INCOME
Net interest income increased 13 percent, or $24.6 million, to $209.8 million in third quarter 2017 from $185.2 million in third quarter 2016. The increase in NII in third quarter 2017 was primarily the result of the favorable impact of higher interest rates on loans and loan growth within regional banking. To a lesser extent, higher average balances of loans held-for-sale positively impacted NII in third quarter 2017. These increases were partially offset by the continued run-off the non-strategic loan portfolios. For the nine months ended September 30, 2017, NII increased 13 percent to $600.2 million from $533.5 million. The increase in NII for the year-to-date period was primarily driven by loan growth within regional banking and the favorable impact of higher interest rates on loans, somewhat offset by the continued run-off of the non-strategic loan portfolios. Average earning assets were $26.6 billion and $25.3 billion in third quarter 2017 and 2016, respectively, and $26.6 billion and $24.8 billion for the nine months ended September 30, 2017 and 2016, respectively. The increase in both periods relative to 2016 was primarily driven by loan growth within regional banking and an increase in loans held-for-sale ("HFS") associated with the Coastal acquisition. These increases were somewhat offset by continued run-off of the non-strategic loan portfolios, a decrease in securities purchased under agreements to resell and a smaller investment securities portfolio relative to the prior year. The increase in loans HFS was less for the year-to-date period, due to the timing of the Coastal acquisition. Additionally, for the nine months ended September 30, 2017 higher average balances of excess cash held at the Federal Reserve (“Fed”) contributed to the increase in average earning assets, but were somewhat offset by a decline in average fixed income trading securities.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin improved to 3.19 percent in third quarter 2017 from 2.96 percent in third quarter 2016. The net interest spread was 2.96 percent in third quarter 2017, up 13 basis points from 2.83 percent in third quarter 2016. For the nine months ended September 30, 2017, the net interest margin was 3.06 percent, up 14 basis points from 2.92 percent for the nine months ended September 30, 2016. The net interest spread increased to 2.86 percent for the nine months ended September 30, 2017 from 2.79 percent in 2016. The increase in NIM in both periods was primarily the result of the favorable impact of higher interest rates on loans. For the year-to-date period in 2017 NIM was negatively impacted by an increase in average excess cash held at the Fed.

Table 1—Net Interest Margin

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	4.13%	3.63%	4.01%	3.60%
Consumer loans	4.23	4.08	4.19	4.08
Total loans, net of unearned income	4.16	3.76	4.06	3.74
Loans held-for-sale	4.53	4.36	4.47	4.23
Investment securities:
U.S. treasuries	1.26	0.97	1.08	0.98
U.S. government agencies	2.54	2.34	2.57	2.40
States and municipalities	—	9.01	9.43	7.55
Corporate bonds	5.25	5.25	5.25	5.25
Other	3.67	2.44	3.32	2.50
Total investment securities	2.60	2.36	2.61	2.42
Trading securities	3.06	2.46	3.00	2.65
Other earning assets:
Federal funds sold	1.75	0.99	1.58	1.12
Securities purchased under agreements to resell	0.88	0.08	0.64	0.11
Interest bearing cash	1.24	0.49	0.92	0.49
Total other earning assets	1.03	0.25	0.82	0.29
Interest income / total earning assets	3.76%	3.30%	3.57%	3.27%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.50%	0.23%	0.46%	0.22%
Other interest-bearing deposits	0.46	0.19	0.37	0.18
Time deposits	0.97	0.86	0.94	0.83
Total interest-bearing deposits	0.51	0.26	0.46	0.25
Federal funds purchased	1.24	0.52	0.98	0.51
Securities sold under agreements to repurchase	1.06	0.09	0.70	0.09
Fixed income trading liabilities	2.19	1.76	2.26	1.91
Other short-term borrowings	1.22	0.61	1.24	0.70
Term borrowings	3.51	2.67	3.24	2.52
Interest expense / total interest-bearing liabilities	0.80	0.47	0.71	0.48
Net interest spread	2.96%	2.83%	2.86%	2.79%
Effect of interest-free sources used to fund earning assets	0.23	0.13	0.20	0.13
Net interest margin (a)	3.19%	2.96%	3.06%	2.92%
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 35 percent and, where applicable, state income taxes.

FHN’s net interest margin is primarily impacted by balance sheet factors such as interest-bearing cash levels, deposit balances, trading inventory levels, and commercial loan volume, as well as loan fees, cash basis income, and changes in short-term interest rates. FHN’s balance sheet is positioned to benefit primarily from a rise in short-term interest rates. For the remainder of 2017, NIM will depend on the levels of interest-bearing cash; extent of Fed interest rate increases; commercial loan balances, particularly in specialty loan portfolios; and, levels of trading inventory balances. With interest-bearing cash and trading inventory levels, higher balances typically compress margin.
PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to or credit to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. There was no provision for loan losses recognized for the three months ended September 30, 2017 compared to a provision expense of $4.0 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, the provision for loan losses was a credit of $3.0 million and an expense of $11.0 million, respectively. For the three and nine months ended September 30 2017, FHN’s asset quality metrics remained strong. In both third quarter 2017 and 2016, net charge-offs as a percentage of loans was .05 percent. Net charge-offs as a percentage of loans declined to .03 percent for the nine months ended September 30, 2017 from .15 percent for the nine months ended September 30, 2016. The ALLL decreased $7.2 million from year-end to $194.9 million as of September 30, 2017. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $112.4 million in third quarter 2017 and represented 35 percent of total revenue compared to $148.5 million in third quarter 2016 and 45 percent. For the nine months ended September 30, 2017 and 2016 noninterest income was $357.0 million and $428.4 million, respectively, representing 37 percent and 45 percent of total revenue. The decrease in noninterest income for both 2017 periods was largely driven by lower fixed income product revenue and a $14.3 million loss from the repurchase of equity securities previously included in a financing transaction.
Fixed Income Noninterest Income
Fixed income noninterest income was $55.8 million and $161.5 million for the three and nine months ended September 30, 2017, down 22 percent and 25 percent, respectively, from $71.7 million and $216.6 million for the three and nine months ended September 30, 2016. The decline in both periods reflects lower activity due to challenging market conditions (interest rate increases, a flattening yield curve, and low levels of market volatility). Revenue from other products decreased 16 percent to $10.7 million in third quarter 2017 from $12.7 million in third quarter 2016, largely driven by lower fees from derivative and loan sales. For the nine months ended September 30, 2017, revenue from other products decreased to $28.2 million from $30.8 million for the nine months ended September 30, 2016. The decline in other product revenue for the year-to-date period of 2017 was largely due to lower fees from portfolio advisory services and derivative sales relative to the same period of 2016. The following table summarizes FHN’s fixed income noninterest income for the three and nine months ended September 30, 2017 and 2016.
Table 2—Fixed Income Noninterest Income

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2017	2016		2017	2016
Noninterest income:
Fixed income	$45,020	$59,003	(24)%	$133,302	$185,865	(28)%
Other product revenue	10,738	12,745	(16)%	28,244	30,773	(8)%
Total fixed income noninterest income	$55,758	$71,748	(22)%	$161,546	$216,638	(25)%

Deposit Transactions and Cash Management
Fees from deposit transactions and cash management activities increased to $28.0 million in third quarter 2017 from $27.2 million in third quarter 2016 largely driven by higher fee income associated with cash management activities. For the nine months ended September 30, 2017 and 2016 fees from deposit transactions and cash management activities were $80.4 million and $81.0 million respectively. The decrease for the nine months ended September 30, 2017 was primarily the result of lower NSF/overdraft fees in 2017 driven by changes in consumer behavior and a modification of billing practices, but was partially mitigated by an increase in fee income associated with cash management activities.
Brokerage, Management Fees and Commissions
Noninterest income from brokerage, management fees and commissions increased 10 percent to $11.9 million in third quarter 2017 from $10.8 million in third quarter 2016. For the nine months ended September 30, 2017 noninterest income from brokerage, management fees and commissions increased 12 percent to $35.9 million from $31.9 million for the nine months ended September 30, 2016. The increase in both periods was due in large part to increases in recurring revenue driven primarily by growth in FHN's advisory business and favorable market conditions.
Bankcard Income
Bankcard income was $6.2 million and $17.2 million for the three and nine months ended September 30, 2017 compared to $6.3 million and $18.1 million for the three and nine months ended September 30, 2016. The decline in bankcard income for the nine months ended September 30, 2017 relative to the prior year was primarily the result of volume incentives received in 2016 driven by a significant new relationship.

Securities Gains/(Losses)
Net securities gains for the three months ended September 30, 2017 and 2016 were not material. Net securities gains for the nine months ended September 30, 2017 were $.5 million and were primarily the result of the call of a $4.4 million held-to-maturity municipal bond within the regional banking segment in second quarter 2017. For the nine months ended September 30, 2016, FHN recognized net securities gains of $1.5 million, which was primarily the result of a $1.7 million gain on an exchange of approximately $294 million of AFS debt securities.
Other Noninterest Income
Other income includes revenues from ATM and interchange fees, other service charges, mortgage banking (primarily within the non-strategic and regional banking segments), electronic banking fees, letter of credit fees, revenue related to deferred compensation plans (which are mirrored by changes in noninterest expense), insurance commissions, gains/(losses) on the extinguishment of debt, and various other fees.
Revenue from all other income and commissions decreased to $43 thousand in third quarter 2017 from $21.8 million in third quarter 2016. For the nine months ended September 30, 2017 revenue from all other income and commissions was $29.1 million, down 39 percent from $47.4 million for the nine months ended September 30, 2016. The decrease in all other income and commissions in both periods was primarily due to a $14.3 million loss from the repurchase of equity securities previously included in a financing transaction. Additionally, a decrease in mortgage banking income associated with a $4.4 million gain recognized in third quarter 2016 primarily related to recoveries associated with prior legacy mortgage servicing sales and a $1.8 million gain on the sales of property recognized in third quarter 2016 also contributed to the decline in other noninterest income for the three and nine months ended September 30, 2017 relative to the comparative periods of 2016. The following table provides detail regarding FHN’s other income.

Table 3—Other Income

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2017	2016		2017	2016
Other income:
ATM interchange fees	$3,137	$3,081	2%	$8,998	$8,918	1%
Other service charges	2,954	3,004	(2)%	9,047	8,713	4%
Mortgage banking	1,354	5,524	(75)%	3,883	7,395	(47)%
Electronic banking fees	1,282	1,398	(8)%	3,911	4,176	(6)%
Letter of credit fees	1,211	981	23%	3,369	3,157	7%
Deferred compensation (a)	1,128	1,038	9%	4,446	2,162	NM
Insurance commissions	567	1,262	(55)%	2,042	2,301	(11)%
Gain/(loss) on extinguishment of debt (b)	(14,329)	—	NM	(14,329)	—	NM
Other	2,739	5,518	(50)%	7,684	10,594	(27)%
Total	$43	$21,806	NM	$29,051	$47,416	(39)%

NM – Not meaningful

(a)	Deferred compensation market value adjustments are mirrored by changes in deferred compensation expense which is included in employee compensation, incentives, and benefits expense.
(b) Loss on extinguishment of debt for the three and nine months ended September 30, 2017 relates to the repurchase of equity securities previously included in a financing transaction.
NONINTEREST EXPENSE
Total noninterest expense increased to $236.9 million in third quarter 2017 from $233.6 million in third quarter 2016. The increase in noninterest expense in third quarter 2017 was primarily driven by higher acquisition- and integration-related expenses primarily associated with the CBF and Coastal acquisitions and a net increase in loss accruals related to legal matters compared to third quarter 2016. Lower personnel-related expenses and legal fees relative to third quarter 2016 favorably impacted expense in third quarter 2017, offsetting a portion of the net increase in expenses. For the nine months ended September 30, 2017, total noninterest expense decreased 2 percent, or $10.3 million, to $677.0 million from $687.3 million. The decrease in noninterest expense for the year-to-date period was primarily the result of a reduction of loss accruals related to legal matters, lower personnel expenses, and lower legal fees. A net increase in acquisition- and integration-related costs and a smaller expense reversal to the mortgage repurchase provision for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, offset a portion of the expense decline.
Employee Compensation, Incentives, and Benefits
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, decreased 5 percent and 3 percent for the three and nine months ended September 30, 2017 to $137.8 million and $411.8 million, respectively, from $145.1 million and $425.6 million for the three and nine months ended September 30, 2016. The decrease in personnel expense for both the quarterly and year-to-date periods was primarily driven by a decrease in variable compensation associated with lower fixed income product sales revenue within FHN’s fixed income operating segment relative to the comparative periods of 2016. For the quarterly period FHN recognized $1.5 million of personnel expense related to acquisition- and integration-related expenses, offsetting a portion of the decline in personnel expense. For the nine months ended September 30, 2017, FHN recognized an increase in personnel expenses associated with strategic hires in expansion markets and specialty areas, as well as higher incentive expense associated with loan/deposit growth and retention initiatives within the regional banking segment in 2017. Additionally, FHN recognized $2.9 million of personnel expense related to acquisition- and integration-related expenses during the nine months ended September 30, 2017 and an increase in deferred compensation expense relative to 2016, which somewhat offset the decline in personnel expenses for the year-to-date period. Personnel expense for the nine months ended September 30, 2017 was favorably impacted by $2.2 million of deferred compensation BOLI gains recognized in second quarter 2017.

Operations Services
Operations services expense was $10.8 million and $10.5 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 operation services expense increased 7 percent to $33.2 million from $30.9 million for the nine months ended September 30, 2016, primarily related to an increase in third party fees associated with FHN’s online digital banking platform.
Professional Fees
Professional fees were $6.6 million in third quarter 2017 compared to $4.9 million in third quarter 2016. For the nine months ended September 30, 2017, professional fees increased to $21.0 million from $14.3 million for the nine months ended September 30, 2016. The increase in professional fees for both periods was primarily driven by acquisition- and integration-related expenses primarily associated with the CBF and Coastal acquisitions.
FDIC Premium Expense
FDIC premium expense was $6.1 million in third quarter 2017, compared to $5.7 million in third quarter 2016. For the nine months ended September 30, 2017 FDIC premium expense was $17.7 million, up from $15.5 million for the nine months ended September 30, 2016. The increase in FDIC premium expense for both periods was due in large part to balance sheet growth.
Legal Fees
Legal fees decreased $2.7 million and $4.7 million during the three and nine months ended September 30, 2017 to $2.1 million and $10.8 million, respectively, from $4.8 million and $15.5 million for the three and nine months ended September 30, 2016. Legal fees fluctuate primarily based on the status, timing, type, and composition of cases or other projects.
Repurchase and Foreclosure Provision
For the three months ended September 30, 2017 and 2016, the mortgage repurchase and foreclosure provision was not material. For the nine months ended September 30, 2017 FHN recognized a $22.6 million reversal of mortgage repurchase and foreclosure provision primarily as a result of the settlement of certain repurchase claims in second quarter 2017, which favorably impacted expenses in 2017. Similarly, during the nine months ended September 30, 2016, FHN recognized a $31.6 million reversal of mortgage repurchase and foreclosure provision as a result of the settlement of certain repurchase claims, which also resulted in a favorable impact on expenses in 2016.
Other Noninterest Expense
Other expense includes losses from litigation and regulatory matters, travel and entertainment expenses, other insurance and tax expense, customer relations expenses, costs associated with employee training and dues, supplies, tax credit investments expenses, miscellaneous loan costs, expenses associated with OREO, and various other expenses.
All other expenses increased to $27.7 million in third quarter 2017 from $19.9 million in third quarter 2016, primarily driven by a $7.9 million net increase in loss accruals related to legal matters. Additionally, all other expenses in third quarter 2017 included $2.2 million of acquisition- and integration-related expenses. For the nine months ended September 30, 2017 all other expenses were $70.9 million compared to $88.9 million for the nine months ended September 30, 2016. The decline in all other expenses for the year-to-date period was primarily driven by a decline in loss accruals related to legal matters. In the nine months ended September 30, 2017, FHN experienced a $4.6 million net decrease in fixed asset impairments and lease abandonment charges and a $2.4 million decrease in negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares, which also contributed to the expense decline during 2017. Additionally, other insurance and taxes decreased to $7.2 million for the nine months ended September 30, 2017 from $9.0 million for the comparable period of 2016 largely driven by favorable adjustments to franchise taxes related to community reinvestment efforts. For the nine months ended September 30, 2017 FHN recognized a $3.2 million charitable contribution to the First Tennessee Foundation, $2.2 million of acquisition- and integration-related expenses previously mentioned, and a $2.0 million vendor payment adjustment, all of which negatively impacted expense for the year-to-date period of 2017 relative to 2016.

Table 4—Other Expense

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2017	2016		2017	2016
Other expense:
Litigation and regulatory matters	$8,162	$260	NM	$8,403	$25,785	(67)%
Travel and entertainment	2,798	2,478	13%	8,308	7,035	18%
Other insurance and taxes	2,396	2,625	(9)%	7,229	8,952	(19)%
Customer relations	1,361	1,442	(6)%	4,240	4,804	(12)%
Employee training and dues	1,198	1,360	(12)%	4,194	4,088	3%
Supplies	928	1,158	(20)%	2,884	3,114	(7)%
Tax credit investments	762	788	(3)%	2,646	2,325	14%
Miscellaneous loan costs	757	676	12%	2,078	1,958	6%
OREO	303	815	(63)%	953	125	NM
Other	9,033	8,326	8%	29,954	30,669	(2)%
Total	$27,698	$19,928	39%	$70,889	$88,855	(20)%

NM – Not meaningful
INCOME TAXES
FHN recorded an income tax provision of $13.6 million in third quarter 2017, compared to $28.5 million in third quarter 2016. For the nine months ended September 30, 2017 and 2016, FHN recorded an income tax provision of $57.9 million and $82.8 million, respectively. The effective tax rate for the three and nine months ended September 30, 2017 were approximately 16 percent and 20 percent compared to 30 percent and 31 percent for the three and nine months ended September 30, 2016. FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits. The decrease in the effective tax rate for the three and nine months ended September 30, 2017 relative to the prior year was primarily related to the reversal of the valuation allowance for the deferred tax asset related to its 2012 federal capital loss carryforward based on capital gain transactions initiated in second quarter 2017. See Note 15 – Income Taxes in the Notes to Consolidated Financial Statements on FHN’s Form 10-K for the year ended December 31, 2016, for additional information related to FHN's valuation allowance related to its capital loss carryforward.
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2017, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $282.3 million and $91.6 million, respectively, resulting in a net DTA of $190.7 million at September 30, 2017, compared with a net DTA of $157.2 million at September 30, 2016. The increase in the DTA since the third quarter of 2016 is primarily the result of the reversal of a capital loss deferred tax asset valuation allowance. As of September 30, 2017, FHN had gross deferred tax asset balances related to federal and state income tax carryforwards of $57.3 million and $14.1 million, respectively, which will expire at various dates.
As of September 30, 2017 FHN did not have a valuation allowance against its federal capital loss carryforwards. As of September 30, 2016, FHN's valuation allowance against its federal capital loss carryforwards was $40.3 million. FHN’s gross DTA after valuation allowance was $ 282.3 million and $289.2 million as of September 30, 2017 and 2016, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for further valuation allowances. In the event FHN determines that the deferred tax assets are realizable in the future in excess of their net recorded amount, FHN makes an adjustment to the valuation allowance, which reduces the effective tax rate and provision for income taxes.
Tax reform, including the reduction of the corporate tax rate, is expected to be on the legislative agenda this year. A rate reduction, if enacted, will have a net beneficial effect to FHN over the long-term; however, certain deductions may be eliminated or reduced as a part of tax reform which could reduce the beneficial effect of the rate reduction. Additionally, a rate reduction would result in the impairment of a portion of the deferred tax asset in the quarter that it is signed into law by the President. The actual impacts are subject to significant uncertainties including whether, and to what extent, rate reductions or broader tax reform can actually be executed and, if executed, the timing.
STATEMENT OF CONDITION REVIEW
Total period-end assets were $29.6 billion on September 30, 2017, up 4 percent from $28.6 billion on December 31, 2016. Average assets increased to $28.9 billion in third quarter 2017 from $28.6 billion in fourth quarter 2016. A net increase in the loan portfolios and higher balances of loans held-for-sale significantly contributed to the increase in total assets on a period-end and average basis, but were somewhat offset by a decline in the levels of interest bearing cash on hand during the quarter and at September 30, 2017 relative to December 31, 2016. Additionally, an increase in Fixed income trading inventory on September 30, 2017 also contributed to the increase in total assets on a period-end basis.
Total period-end liabilities were $26.7 billion on September 30, 2017, a 3 percent increase from $25.9 billion on December 31, 2016. Average liabilities increased to $26.0 billion in third quarter 2017, from $25.9 billion in fourth quarter 2016. The net increase in period-end and average liabilities relative to fourth quarter 2016 was primarily due to increases in short-term borrowings. Deposits decreased relative to fourth quarter 2016 on both a period-end and average basis.
EARNING ASSETS
Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased 1 percent to $26.6 billion in third quarter 2017 from $26.4 billion in fourth quarter 2016. A more detailed discussion of the major line items follows.
Loans
Period-end loans increased 3 percent to $20.2 billion as of September 30, 2017 from $19.6 billion on December 31, 2016 and September 30, 2016. Average loans for third quarter 2017 were $19.8 billion compared to $19.4 billion for fourth quarter 2016 and $18.7 billion for third quarter 2016. The increase in period-end and average loan balances from fourth and third quarters 2016 was primarily due to organic growth in several of the commercial loan portfolios within the regional banking segment, somewhat offset by lower balances of loans to mortgage companies and the continued run-off of consumer loan portfolios within the non-strategic segment. The increase in average loan balances from third quarter 2016 was also impacted by the purchase of franchise finance loans in third quarter 2016.
Table 5—Average Loans

	Quarter Ended September 30, 2017		Quarter Ended December 31, 2016
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$12,474,188	63%	$11,987,561	62%	4%
Commercial real estate	2,211,831	11	2,089,314	11	6%
Total commercial	14,686,019	74	14,076,875	73	4%
Consumer:
Consumer real estate (a)	4,398,550	22	4,545,647	23	(3)%
Permanent mortgage	405,287	2	429,914	2	(6)%
Credit card, OTC and other	354,807	2	361,311	2	(2)%
Total consumer	5,158,644	26	5,336,872	27	(3)%
Total loans, net of unearned income	$19,844,663	100%	$19,413,747	100%	2%
(a) Balance as of September 30, 2017 and December 31, 2016, includes $27.3 million and $37.2 million of restricted and secured real estate loans, respectively.
C&I loans are the largest component of the commercial portfolio comprising 85 percent of average commercial loans in both third quarter 2017 and fourth quarter 2016. C&I loans increased 4 percent, or $.5 billion, from fourth quarter 2016 due to net loan growth within several of the regional bank’s portfolios including commercial, asset-based lending ("ABL"), and franchise finance, somewhat offset by lower balances of loans to mortgage companies. Commercial real estate loans increased 6 percent to $2.2 billion in third quarter 2017 because of growth in expansion markets and increased funding under existing commitments.
Average consumer loans declined 3 percent, or $.2 billion, from fourth quarter 2016 to $5.2 billion in third quarter 2017. The consumer real estate portfolio (home equity lines and installment loans) declined $147.1 million, to $4.4 billion, as the continued wind-down of portfolios within the non-strategic segment outpaced a $148.6 million increase in real estate installment loans from new originations within the regional banking segment. The permanent mortgage portfolio declined $24.6 million to $405.3 million in third quarter 2017 driven by run-off of legacy assets within the non-strategic segment offset by some growth in mortgage loans within regional banking, primarily related to FHN’s CRA initiatives. Credit Card and Other decreased $6.5 million to $354.8 million in third quarter 2017.
Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Investment securities were $4.0 billion on September 30, 2017 and December 31, 2016 and averaged $4.0 billion in third quarter 2017 and fourth quarter 2016, representing 15 percent of average earning assets in both periods.
Loans Held-for-Sale
Loans HFS consists of small business, the mortgage warehouse (primarily repurchased government-guaranteed loans), USDA, student, and home equity loans. On September 30, 2017 loans HFS were $339.8 million compared to $111.2 million on December 31, 2016. The average balance of loans HFS increased to $540.1 million in third quarter 2017 from $127.5 million in fourth quarter 2016. The increase in period-end and average loans HFS was driven by the Coastal acquisition, which resulted in an increase in small business loans and the addition of USDA loans.
Other Earning Assets
Other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $2.2 billion in third quarter 2017, down from $2.8 billion in fourth quarter 2016. The decrease in other earning assets was primarily driven by lower levels of interest bearing cash as a result of loan growth and the Coastal acquisition. Additionally, fixed income trading securities and securities purchased under agreements to resell ("asset repos") decreased from fourth quarter 2016. Fixed income's trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades. Other earning assets were $2.8 billion on September 30, 2017, a 7 percent increase from $2.6 billion on December 31, 2016. The increase in other earning assets on a period-end basis were driven by an increase in fixed income trading securities, offset by a decline in interest-bearing cash.
Non-earning assets
Period-end non-earning assets increased $55.0 million to $2.3 billion on September 30, 2017. The increase in non-earning assets was primarily due to increases in Fixed income receivables, goodwill and intangible assets associated with the Coastal acquisition, as well as the addition of LIHTC investments in third quarter 2017, but was somewhat offset by a decline in derivative assets and lower cash balances.
Deposits
Average deposits were $22.1 billion during third quarter 2017, down 1 percent from $22.3 billion during fourth quarter 2016 and up 5 percent from $21.1 billion in third quarter 2016. The decrease in average deposits from fourth quarter 2016 was primarily driven by FHN's decision to decrease market-indexed deposit balances and use alternate sources of wholesale funding to support loan growth; however, this decline was somewhat offset by increases in consumer interest (largely priority and other consumer savings), non-interest bearing deposits and commercial customer deposits. The increase in average deposits from third quarter 2016 was largely due to increases in consumer interest, non-interest bearing deposits and commercial customer deposits, somewhat offset by a decrease in market-indexed deposits. Period-end deposits were $22.1 billion on September 30, 2017, down 3 percent from $22.7 billion on December 31, 2016, and up 2 percent from $21.6 billion on September 30, 2016.

FHN experienced deposit growth within consumer interest, commercial interest and non-interest bearing deposits from September 30, 2016 and December 31, 2016 to September 30, 2017. Market-indexed deposits decreased from September 30, 2016 and December 31, 2016 to September 30, 2017; however the decrease from year-end was much more significant, more than offsetting other deposit growth and resulting in the net decrease in total deposits from December 31, 2016 on a period-end basis.
Table 6—Average Deposits

	Quarter Ended September 30, 2017		Quarter Ended December 31, 2016
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer interest	$9,244,021	42%	$8,641,507	39%	7%
Commercial interest	2,876,398	13	2,819,980	13	2%
Market-indexed (a)	3,523,450	16	4,787,912	21	(26)%
Total interest-bearing deposits	15,643,869	71	16,249,399	73	(4)%
Noninterest-bearing deposits	6,411,160	29	6,039,025	27	6%
Total deposits	$22,055,029	100%	$22,288,424	100%	(1)%
(a) Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.
Short-Term Borrowings
Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $2.3 billion in third quarter 2017, up 22 percent from $1.9 billion in fourth quarter 2016. The increase in short-term borrowings between third quarter 2017 and fourth quarter 2016 was primarily due to increases in other short-term borrowings and securities sold under agreements to repurchase, partially offset by lower levels of FFP and trading liabilities. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Average securities sold under agreements to repurchase increased in third quarter 2017, primarily due to the Coastal acquisition. Average FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers and average trading liabilities fluctuates based on expectations of customer demand. Period-end short-term borrowings increased to $3.0 billion on September 30, 2017 from $1.5 billion on December 31, 2016. The increase in short-term borrowings on a period-end basis was driven by an increase in other short-term borrowings (primarily FHLB advances) which management uses as an additional source of wholesale funding to support loan growth.
Table 7—Average Short-Term Borrowings

	Quarter Ended September 30, 2017		Quarter Ended December 31, 2016
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$376,150	16%	$528,266	28%	(29)%
Securities sold under agreements to repurchase	680,366	30	378,837	20	80%
Trading liabilities	597,269	26	745,011	39	(20)%
Other short-term borrowings	655,599	28	243,527	13	NM
Total short-term borrowings	$2,309,384	100%	$1,895,641	100%	22%
NM - Not meaningful
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.1 billion and $1.0 billion on September 30, 2017 and December 31, 2016, respectively. Average term borrowings increased $48.5 million from fourth quarter 2016 to $1.1 billion in third quarter 2017 primarily driven by a temporary increase in secured borrowings associated with a financing transaction.
Other Liabilities
Period-end other liabilities were $.6 billion on September 30, 2017 and December 31, 2016.
CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity increased to $ 2.9 billion on September 30, 2017 from $2.7 billion on December 31, 2016 primarily due to net income recognized since fourth quarter 2016, partially offset by common and preferred dividends paid. Average equity increased $119.9 million to $2.9 billion in third quarter 2017 from fourth quarter 2016, as the impact of net income less dividends paid on equity recognized in the nine months ended September 30, 2017 on an average basis was somewhat offset by a decrease attributable to average accumulated other comprehensive income. The decline attributable to average accumulated other comprehensive income was largely the result of unrealized losses recognized on the AFS securities portfolio, as well as an increase of net actuarial losses for pension and post retirement plans.
The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2017	December 31, 2016
Shareholders’ equity	$2,588,120	$2,409,653
FHN non-cumulative perpetual preferred	(95,624)	(95,624)
Common equity	$2,492,496	$2,314,029
Regulatory adjustments:
Disallowed goodwill and other intangibles	(229,555)	(165,292)
Net unrealized (gains)/losses on securities available-for-sale	5,940	17,232
Net unrealized (gains)/losses on pension and other postretirement plans	224,686	229,157
Net unrealized (gains)/losses on cash flow hedges	1,758	1,265
Disallowed deferred tax assets	(17,637)	(18,027)
Other deductions from common equity tier 1	(478)	(377)
Common equity tier 1	$2,477,210	$2,377,987
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—FTBNA preferred stock	250,409	256,811
Other deductions from tier 1	(58,463)	(58,551)
Tier 1 capital	$2,764,780	$2,671,871
Tier 2 capital	240,418	254,139
Total regulatory capital	$3,005,198	$2,926,010
Risk-Weighted Assets
First Horizon National Corporation	$24,678,030	$23,914,158
First Tennessee Bank National Association	24,186,100	23,447,251
Average Assets for Leverage
First Horizon National Corporation	28,793,816	28,581,251
First Tennessee Bank National Association	27,962,251	27,710,158

	September 30, 2017		December 31, 2016
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	10.04%	$2,477,210	9.94%	$2,377,987
First Tennessee Bank National Association	9.53	2,304,244	9.80	2,298,080
Tier 1
First Horizon National Corporation	11.20	2,764,780	11.17	2,671,871
First Tennessee Bank National Association	10.47	2,532,669	10.83	2,538,382
Total
First Horizon National Corporation	12.18	3,005,198	12.24	2,926,010
First Tennessee Bank National Association	11.32	2,738,372	11.78	2,762,271
Tier 1 Leverage
First Horizon National Corporation	9.60	2,764,780	9.35	2,671,871
First Tennessee Bank National Association	9.06	2,532,669	9.16	2,538,382

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of September 30, 2017, each of FHN and FTBNA had sufficient capital to qualify as a well-capitalized institution. For FHN, regulatory capital ratios remained consistent in the third quarter of 2017 relative to fourth quarter 2016 as the capital generated from net income less dividends offset the impact of increased disallowed intangible assets related to the Coastal acquisition, the continued phased-in implementation of the Basel III regulations, and an increase in risk-weighted assets primarily as a result of increased period end loans. Over the same period, the regulatory capital ratios for FTBNA declined due primarily to common dividends paid to the parent company to provide additional liquidity for the CBF acquisition. For fourth quarter 2017 and through 2018, capital ratios are expected to remain above well-capitalized standards.

Common Stock Purchase Programs
Pursuant to board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. Two common stock purchase programs currently authorized are discussed below. FHN’s board has not authorized a preferred stock purchase program.
General Program. On January 22, 2014, FHN announced a $100 million share purchase authority with an expiration date of January 31, 2016. On July 21, 2015, FHN announced a $100 million increase in that authority along with an extension of the expiration date to January 31, 2017, and on April 26, 2016, FHN announced a $150 million increase and further extension to January 31, 2018. The program currently authorizes total purchases of up to $350 million and expires on January 31, 2018. As of September 30, 2017, $160.3 million in purchases had been made under this authority at an average price per share of $12.86, $12.84 excluding commissions. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. During third quarter 2017, FHN did not repurchase any common shares under the program. In third quarter 2016 FHN repurchased $7.1 million of common shares under the program. FHN does not anticipate repurchasing any shares under this authorization through the closing of the CBF Bank acquisition.

The following tables provide information related to securities repurchased by FHN during third quarter 2017:
Table 9a—Issuer Purchases of Common Stock
General Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2017
July 1 to July 31	—	N/A	—	$189,690
August 1 to August 31	—	N/A	—	$189,690
September 1 to September 30	—	N/A	—	$189,690
Total	—	N/A	—
N/A—Not applicable
Compensation Plan Program. A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On September 30, 2017, the maximum number of shares that may be purchased under the program was 25.5 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during the fourth quarter 2017 or through 2018.

Table 9b—Issuer Purchase of Common Stock
Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2017
July 1 to July 31	2	$17.50	2	25,475
August 1 to August 31	16	$17.70	16	25,459
September 1 to September 30	*	$17.82	*	25,458
Total	18	$17.68	18
* - Amount less than 500 shares

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
Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 26 and continuing to page 46. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2017, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2016.
COMMERCIAL LOAN PORTFOLIOS
C&I
The C&I portfolio was $12.8 billion on September 30, 2017, and is comprised of loans used for general business purposes and primarily composed of relationship customers in Tennessee and other selected markets. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit.
The following table provides the composition of the C&I portfolio by industry as of September 30, 2017, and December 31, 2016. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 10—C&I Loan Portfolio by Industry

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,844,411	22%	$2,573,713	21%
Loans to mortgage companies	1,966,155	15	2,045,189	17
Health care & social assistance	966,706	8	893,629	7
Real estate rental & leasing (a)	943,496	7	769,457	6
Wholesale trade	938,663	7	826,226	7
Accommodation & food service	913,774	7	987,973	8
Manufacturing	870,324	7	762,947	6
Public administration	583,834	5	565,119	5
Transportation & warehousing	583,432	5	578,586	5
Other (education, arts, entertainment, etc) (b)	2,181,049	17	2,145,248	18
Total C&I loan portfolio	$12,791,844	100%	$12,148,087	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2017.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 37 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on September 30, 2017, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.
Finance and Insurance
The finance and insurance component represents 22 percent of the C&I portfolio and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2017, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of September 30, 2017, and December 31, 2016, one TRUP relationship was on interest deferral.
As of September 30, 2017, the unpaid principal balance (“UPB”) of trust preferred loans totaled $332.9 million ($206.6 million of bank TRUPS and $126.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $345.8 million. Inclusive of a valuation allowance on TRUPS of $25.5 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $26.8 million or 4 percent of outstanding UPB.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 15 percent of the C&I portfolio as of September 30, 2017, 17 percent of the C&I portfolio as of December 31, 2016, and 20 percent of the C&I portfolio as of September 30, 2016, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise.
C&I Asset Quality Trends
Overall, the C&I portfolio trends remain strong in 2017, continuing in line with recent historical performance. The C&I ALLL increased $8.8 million from December 31, 2016, to $98.2 million as of September 30, 2017. The allowance as a percentage of period-end loans increased to .77 percent as of September 30, 2017, from .74 percent as of December 31, 2016. Nonperforming C&I loans decreased $13.8 million from December 31, 2016, to $18.9 million on September 30, 2017. The nonperforming loan (“NPL”) ratio decreased 12 basis points from December 31, 2016, to .15 percent of C&I loans as of September 30, 2017. The 30+ delinquency ratio increased to .27 percent as of September 30, 2017, from .08 percent as of December 31, 2016, driven by two larger relationships, one of which is a purchased credit-impaired loan. Third quarter 2017 experienced net charge-offs of $3.1 million compared to $1.6 million of net recoveries in fourth quarter 2016 and $1.3 million of net charge-offs in third quarter 2016. The following table shows C&I asset quality trends by segment.

Table 11—C&I Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$90,958		$1,421	$92,379
Charge-offs	(3,723)		—	(3,723)
Recoveries	586		15	601
Provision/(provision credit) for loan losses	9,039		(91)	8,948
Allowance for loan losses as of September 30	$96,860		$1,345	$98,205
Net charge-offs % (qtr. annualized)	0.10%		NM	0.10%
Allowance / net charge-offs	7.83	x	NM	7.97	x

	As of September 30
Period-end loans	$12,373,245		$418,599	$12,791,844
Nonperforming loans	15,828		3,097	18,925
Troubled debt restructurings	16,336		—	16,336
30+ Delinq. % (a)	0.28%		—%	0.27%
NPL %	0.13		0.74	0.15
Allowance / loans %	0.78		0.32	0.77

	2016
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$79,597		$1,375	$80,972
Charge-offs	(1,992)		—	(1,992)
Recoveries	711		14	725
Provision/(provision credit) for loan losses	7,151		10	7,161
Allowance for loan losses as of September 30	$85,467		$1,399	$86,866
Net charge-offs % (qtr. annualized)	0.05%		NM	0.04%
Allowance / net charge-offs	16.76	x	NM	17.23	x

	As of December 31
Period-end loans	$11,728,160		$419,927	$12,148,087
Nonperforming loans	28,619		4,117	32,736
Troubled debt restructurings	34,334		—	34,334
30+ Delinq. % (a)	0.08%		—%	0.08%
NPL %	0.24		0.98	0.27
Allowance / loans %	0.75		0.33	0.74
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate
The CRE portfolio was $2.3 billion on September 30, 2017. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (31 percent), retail (22 percent), office (18 percent), hospitality (12 percent), industrial (12 percent), land/land development (1 percent), and other (4 percent).
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
CRE Asset Quality Trends
The CRE portfolio had continued stable performance as of September 30, 2017, with nonperforming loans down $1.1 million from December 31, 2016, net recoveries in third quarter 2017, and minimal past due activity. The allowance decreased $4.2 million from December 31, 2016, to $29.7 million as of September 30, 2017. Allowance as a percentage of loans decreased 27 basis points from December 31, 2016, to 1.32 percent as of September 30, 2017. Nonperforming loans as a percentage of total CRE loans improved 6 basis points from year-end to .07 percent as of September 30, 2017. Accruing delinquencies as a percentage of period-end loans increased to .02 percent as of September 30, 2017 from .01 percent as of year-end 2016. FHN recognized net recoveries of $.3 million in third quarter 2017 compared to $.6 million in third quarter 2016. The following table shows commercial real estate asset quality trends by segment.

Table 12—Commercial Real Estate Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$30,470	$—	$30,470
Charge-offs	—	—	—
Recoveries	267	11	278
Provision/(provision credit) for loan losses	(1,054)	(11)	(1,065)
Allowance for loan losses as of September 30	$29,683	$—	$29,683
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of September 30
Period-end loans	$2,251,015	$—	$2,251,015
Nonperforming loans	1,640	—	1,640
Troubled debt restructurings	4,780	—	4,780
30+ Delinq. % (a)	0.02%	—%	0.02%
NPL %	0.07	—	0.07
Allowance / loans %	1.32	—	1.32

	2016
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$30,264	$—	$30,264
Charge-offs	(49)	—	(49)
Recoveries	636	15	651
Provision/(provision credit) for loan losses	1,569	(15)	1,554
Allowance for loan losses as of September 30	$32,420	$—	$32,420
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of December 31
Period-end loans	$2,135,523	$—	$2,135,523
Nonperforming loans	2,776	—	2,776
Troubled debt restructurings	3,124	—	3,124
30+ Delinq. % (a)	0.01%	—%	0.01%
NPL %	0.13	—	0.13
Allowance / loans %	1.59	—	1.59
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $4.4 billion on September 30, 2017, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of September 30, 2017, are in Tennessee (72 percent), California (4 percent), and North Carolina (4 percent) with no other state representing more than 3 percent of the portfolio. As of September 30, 2017, approximately 74 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 751 and refreshed FICO scores averaged 749 as of September 30, 2017, as compared to 750 and 747, respectively, as of December 31, 2016. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.5 billion of the consumer real estate portfolio as of September 30, 2017. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of September 30, 2017, approximately 60 percent of FHN's HELOCs are in the draw period compared to approximately 62 percent as of December 31, 2016. Based on when draw periods are scheduled to end per the line agreement, it is expected that $362.6 million, or 42 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 13—HELOC Draw To Repayment Schedule

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$112,207	13%	$212,665	20%
13-24	69,367	8	127,662	12
25-36	56,098	6	73,331	7
37-48	57,254	7	68,768	6
49-60	67,625	8	68,792	7
>60	510,670	58	514,126	48
Total	$873,221	100%	$1,065,344	100%

Consumer Real Estate Asset Quality Trends
Overall, performance of the consumer real estate portfolio remained strong in third quarter 2017. Specifically, the regional bank’s asset quality metrics were relatively stable from a year ago, with the exception of NPLs as a percentage of loans which increased 9 basis points from year-end to .61 percent as of September 30, 2017. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased $9.4 million from December 31, 2016, to $40.9 million as of September 30, 2017, with the majority of the decline attributable to the non-strategic segment. The allowance as a percentage of loans declined 17 basis points to .94 percent as of September 30, 2017, compared to year-end. The balance of nonperforming loans declined $6.0 million to $76.8 million on September 30, 2017. Loans delinquent 30 or more days and still accruing declined from $42.1 million as of December 31, 2016, to $32.4 million as of September 30, 2017. The portfolio realized net recoveries of $2.6 million in third quarter 2017 compared to net recoveries of $2.2 million in fourth quarter 2016 and net recoveries of $1.2 million in third quarter 2016. The following table shows consumer real estate asset quality trends by segment.

Table 14—Consumer Real Estate Asset Quality Trends by Segment

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$17,881		$28,188	$46,069
Charge-offs	(1,492)		(2,109)	(3,601)
Recoveries	1,105		5,083	6,188
Provision/(provision credit) for loan losses	(562)		(7,155)	(7,717)
Allowance for loan losses as of September 30	$16,932		$24,007	$40,939
Net charge-offs % (qtr. annualized)	0.04%		NM	NM
Allowance / net charge-offs	11.04	x	NM	NM

	As of September 30
Period-end loans	$3,713,951		$655,766	$4,369,717
Nonperforming loans	22,707		54,138	76,845
Troubled debt restructurings	46,292		89,566	135,858
30+ Delinq. % (a)	0.38%		2.80%	0.74%
NPL %	0.61		8.26	1.76
Allowance / loans %	0.46		3.66	0.94

	2016
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$24,278		$34,803	$59,081
Charge-offs	(1,074)		(3,285)	(4,359)
Recoveries	985		4,606	5,591
Provision/(provision credit) for loan losses	(3,965)		(3,113)	(7,078)
Allowance for loan losses as of September 30	$20,224		$33,011	$53,235
Net charge-offs % (qtr. annualized)	0.01%		NM	NM
Allowance / net charge-offs	57.14	x	NM	NM

	As of December 31
Period-end loans	$3,642,894		$880,858	$4,523,752
Nonperforming loans	18,865		63,947	82,812
Troubled debt restructurings	47,478		105,982	153,460
30+ Delinq. % (a)	0.49%		2.76%	0.93%
NPL %	0.52		7.26	1.83
Allowance / loans %	0.52		3.56	1.11
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage
The permanent mortgage portfolio was $.4 billion on September 30, 2017. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through legacy businesses. The regional banking segment primarily includes recently acquired mortgage loans associated with FHN’s CRA initiatives. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 19 percent of loan balances as of September 30, 2017, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off contributed to a majority of the $20.0 million net decrease in permanent mortgage period-end balances from December 31, 2016, to September 30, 2017.
The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics may become skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased $.6 million as of September 30, 2017, from $16.3 million as of December 31, 2016. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 80 percent of the ALLL for the permanent mortgage portfolio as of September 30, 2017. Consolidated accruing delinquencies as a percentage of total loans decreased 85 basis points from year-end to 1.51 percent as of September 30, 2017. Nonperforming loans increased slightly from December 31, 2016, to $27.4 million as of September 30, 2017. The portfolio experienced net recoveries of $.4 million in third quarter 2017 compared to net charge-offs of $.1 million in third quarter 2016. The following table shows permanent mortgage asset quality trends by segment.

Table 15—Permanent Mortgage Asset Quality Trends by Segment

2017
Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$1,981	N/A	$14,417	$16,398
Charge-offs	—	N/A	(173)	(173)
Recoveries	—	N/A	542	542
Provision/(provision credit) for loan losses	287	N/A	(1,335)	(1,048)
Allowance for loan losses as of September 30	$2,268	N/A	$13,451	$15,719
Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

As of September 30
Period-end loans	$106,002	$57,891	$239,189	$403,082
Nonperforming loans	435	2,173	24,842	27,450
Troubled debt restructurings	955	3,676	79,450	84,081
30+ Delinq. % (b)	0.72%	4.22%	1.20%	1.51%
NPL %	0.41	3.75	10.39	6.81
Allowance / loans %	2.14	N/A	5.62	3.90

2016
Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$579	N/A	$17,021	$17,600
Charge-offs	—	N/A	(373)	(373)
Recoveries	—	N/A	239	239
Provision/(provision credit) for loan losses	461	N/A	(1,338)	(877)
Allowance for loan losses as of September 30	$1,040	N/A	$15,549	$16,589
Net charge-offs % (qtr. annualized)	—%	N/A	0.18%	0.12%
Allowance / net charge-offs	NM	N/A	29.16	x	31.11	x

As of December 31
Period-end loans	$76,973	$71,380	$274,772	$423,125
Nonperforming loans	393	1,186	25,602	27,181
Troubled debt restructurings	878	3,792	89,256	93,926
30+ Delinq. % (b)	0.72%	4.37%	2.29%	2.36%
NPL %	0.51	1.66	9.32	6.42
Allowance / loans %	1.58	N/A	5.49	3.85
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.4 billion as of September 30, 2017, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance decreased to $10.3 million as of September 30, 2017, from $12.2 million as of December 31, 2016. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 28 basis points from December 31, 2016, to .89 percent as of September 30, 2017. In third quarter 2017, FHN recognized $2.5 million of net charge-offs in the credit card and other portfolio, compared to $2.7 million in third quarter 2016. The following table shows credit card and other asset quality trends by segment.
Table 16—Credit Card and Other Asset Quality Trends by Segment

2017
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$11,917	$24	$11,941
Charge-offs	(3,100)	(73)	(3,173)
Recoveries	617	54	671
Provision/(provision credit) for loan losses	842	40	882
Allowance for loan losses as of September 30	$10,276	$45	$10,321
Net charge-offs % (qtr. annualized)	2.83%	1.14%	2.80%
Allowance / net charge-offs	1.04	x	0.60	x	1.04	x

As of September 30
Period-end loans	$343,864	$6,569	$350,433
Nonperforming loans	—	126	126
Troubled debt restructurings	500	44	544
30+ Delinq. % (a)	0.88%	1.44%	0.89%
NPL %	—	1.92	0.04
Allowance / loans %	2.99	0.69	2.95

2016
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$11,633	$257	$11,890
Charge-offs	(3,550)	(39)	(3,589)
Recoveries	835	71	906
Provision/(provision credit) for loan losses	3,328	(88)	3,240
Allowance for loan losses as of September 30	$12,246	$201	$12,447
Net charge-offs % (qtr. annualized)	3.06%	NM	2.95%
Allowance / net charge-offs	1.13	x	NM	1.17	x

As of December 31
Period-end loans	$351,198	$7,835	$359,033
Nonperforming loans	—	142	142
Troubled debt restructurings	274	32	306
30+ Delinq. % (a)	1.16%	1.73%	1.17%
NPL %	—	1.82	0.04
Allowance / loans %	3.42	2.26	3.39
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:
Table 17—Asset Quality by Portfolio

September 30	December 31
2017	2016
Key Portfolio Details
C&I
Period-end loans ($ millions)	$12,792	$12,148
30+ Delinq. % (a)	0.27%	0.08%
NPL %	0.15	0.27
Charge-offs % (qtr. annualized)	0.10	NM
Allowance / loans %	0.77%	0.74%
Allowance / net charge-offs	7.97	x	NM
Commercial Real Estate
Period-end loans ($ millions)	$2,251	$2,136
30+ Delinq. % (a)	0.02%	0.01%
NPL %	0.07	0.13
Charge-offs % (qtr. annualized)	NM	0.09
Allowance / loans %	1.32%	1.59%
Allowance / net charge-offs	NM	17.56	x
Consumer Real Estate
Period-end loans ($ millions)	$4,370	$4,524
30+ Delinq. % (a)	0.74%	0.93%
NPL %	1.76	1.83
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	0.94%	1.11%
Allowance / net charge-offs	NM	NM
Permanent Mortgage
Period-end loans ($ millions)	$403	$423
30+ Delinq. % (a)	1.51%	2.36%
NPL %	6.81	6.42
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	3.90%	3.85%
Allowance / net charge-offs	NM	NM
Credit Card and Other
Period-end loans ($ millions)	$350	$359
30+ Delinq. % (a)	0.89%	1.17%
NPL %	0.04	0.04
Charge-offs % (qtr. annualized)	2.80	3.25
Allowance / loans %	2.95%	3.39%
Allowance / net charge-offs	1.04	x	1.04	x
NM – Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased to $194.9 million on September 30, 2017, from $202.1 million on December 31, 2016. The ALLL as of September 30, 2017, reflects strong asset quality with the consumer real estate portfolio continuing to stabilize, historically low levels of net charge-offs, and declining non-strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to .97 percent on September 30, 2017, from 1.03 percent on December 31, 2016.
The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. There was no provision expense recorded in third quarter 2017 compared to a provision expense of $4.0 million in third quarter 2016.
FHN expects asset quality trends to remain relatively stable for the near term if the slow growth of the economy continues. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible primarily due to the size of the credits within this portfolio. The CRE portfolio metrics should be relatively consistent as FHN expects stable property values over the near term; however, oversupply of any CRE product type, changes in the lending environment, or economic uncertainty could result in decreased property values (which could happen abruptly). The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic may become skewed as the portfolio continues to shrink. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with life events that affect borrowers' finances, unemployment trends, and strength of the housing market.
Consolidated Net Charge-offs
Overall, net charge-offs continue to be at historical lows. Third quarter 2017 experienced net charge-offs of $2.4 million compared to $2.3 million of net charge-offs in third quarter 2016.
The commercial portfolio experienced $2.8 million of net charge-offs in third quarter 2017 compared to $.7 million in third quarter 2016. In addition, the consumer real estate portfolio experienced net recoveries of $2.6 million in third quarter 2017 compared to $1.2 million in net recoveries during third quarter 2016. Permanent mortgage and credit card and other remained relatively flat compared to a year ago.
Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or on a case-by-case basis if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccruals are loans in which FHN continues to receive payments including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy, and second liens, regardless of delinquency status, behind first liens that are 90 or more days past due, are bankruptcies, or are TDRs. These, along with OREO, excluding OREO from government insured mortgages, represent nonperforming assets (“NPAs”).
Total nonperforming assets (including NPLs HFS) decreased to $140.2 million on September 30, 2017, from $164.6 million on December 31, 2016. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) decreased to .66 percent as of September 30, 2017, compared to .80 percent as of December 31, 2016. Portfolio nonperforming loans declined $20.7 million from December 31, 2016, to $125.0 million on September 30, 2017. The decline in nonperforming loans was primarily driven by decreases within the C&I and consumer real estate portfolios. This decrease in the C&I portfolio was largely driven by payoffs.
The ratio of the ALLL to NPLs in the loan portfolio was 1.56 times as of September 30, 2017, compared to 1.39 times as of December 31, 2016. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 18 provides an activity rollforward of OREO balances for September 30, 2017 and 2016. The balance of OREO, exclusive of inventory from government insured mortgages, decreased to $7.9 million as of September 30, 2017, from $13.7 million as of September 30, 2016, as FHN has executed sales of existing OREO and continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Additionally, property values have stabilized which also affects the balance of OREO.
Table 18—Rollforward of OREO

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$7,038	$14,150	$11,235	$24,977
Valuation adjustments	(41)	(711)	(662)	(1,561)
New foreclosed property	2,434	3,745	5,280	7,291
Disposals:
Single transactions	(1,554)	(3,506)	(7,976)	(17,029)
Ending balance, September 30 (a)	$7,877	$13,678	$7,877	$13,678

(a)	Excludes OREO and receivables related to government insured mortgages of $6.5 million and $6.4 million as of September 30, 2017 and 2016, respectively.

The following table provides consolidated asset quality information for the three months ended September 30, 2017 and 2016, and as of September 30, 2017, and December 31, 2016:
Table 19—Asset Quality Information

	Three Months Ended September 30
(Dollars in thousands)	2017		2016
Allowance for loan losses:
Beginning balance on July 1	$197,257		$199,807
Provision/(provision credit) for loan losses	—		4,000
Charge-offs	(10,670)		(10,362)
Recoveries	8,280		8,112
Ending balance on September 30	$194,867		$201,557
Reserve for remaining unfunded commitments	4,372		4,802
Total allowance for loan losses and reserve for unfunded commitments	$199,239		$206,359
Key ratios
Allowance / net charge-offs (a)	20.55	x	22.51	x
Net charge-offs % (b)	0.05%		0.05%

	As of September 30		As of December 31
Nonperforming Assets by Segment	2017		2016
Regional Banking:
Nonperforming loans (c)	$40,610		$50,653
OREO (d)	2,848		5,081
Total Regional Banking	43,458		55,734
Non-Strategic:
Nonperforming loans (c)	82,203		93,808
Nonperforming loans held-for-sale net of fair value adjustment (c)	7,314		7,741
OREO (d)	5,029		6,154
Total Non-Strategic	94,546		107,703
Corporate:
Nonperforming loans (c)	2,173		1,186
Total Corporate	2,173		1,186
Total nonperforming assets (c) (d)	$140,177		$164,623

(a)	Ratio is total allowance divided by annualized net charge-offs.

(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

(c)	Excludes loans that are 90 or more days past due and still accruing interest.

(d)	Excludes OREO from government-insured mortgages.

	As of September 30		As of December 31
	2017		2016
Loans and commitments:
Total period-end loans, net of unearned income	$20,166,091		$19,589,520
Potential problem assets (a)	280,358		290,354
Loans 30 to 89 days past due	45,248		42,570
Loans 90 days past due (b) (c)	30,950		23,385
Loans held-for-sale 30 to 89 days past due (d)	34,325		6,462
Loans held-for-sale 30 to 89 days past due—guaranteed portion (d) (e)	33,877		6,248
Loans held-for-sale 90 days past due (c) (d)	10,075		14,868
Loans held-for-sale 90 days past due—guaranteed portion (c) (d) (e)	9,932		14,657
Remaining unfunded commitments	$8,868,115		$8,744,649
Key ratios
Allowance / loans %	0.97%		1.03%
Allowance / NPL	1.56	x	1.39	x
NPA % (f)	0.66%		0.80%
NPL %	0.62%		0.74%

(a)	Includes past due loans.

(b)	Excludes loans classified as held-for-sale.

(c)	Amounts are not included in nonperforming/nonaccrual loans.

(d)	2017 includes loans related to the Coastal acquisition.

(e)	Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.

(f)	Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $31.0 million on September 30, 2017, compared to $23.4 million on December 31, 2016. The increase was due in large part to one relationship, which is a purchased credit-impaired loan. Loans 30 to 89 days past due increased to $45.2 million on September 30, 2017, from $42.6 million on December 31, 2016.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio were $280.4 million on September 30, 2017, $290.4 million on December 31, 2016, and $255.4 million on September 30, 2016. The decline from year-end in potential problem assets was due to a net decrease in classified commercial loans driven by the payoff of a few credits. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
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
On September 30, 2017 and December 31, 2016, FHN had $241.6 million and $285.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $38.6 million and $44.9 million, or 16 percent of TDR balances, as of September 30, 2017 and December 31, 2016. Additionally, FHN had $63.2 million and $69.3 million of HFS loans classified as TDRs as of September 30, 2017 and December 31, 2016, respectively. Total held-to-maturity TDRs decreased by $43.6 million with the majority of the decline attributable to consumer real estate, commercial and permanent mortgage loans. Generally, the volume of new TDRs, particularly within the consumer real estate and permanent mortgage portfolios, has substantially declined.
The following table provides a summary of TDRs for the periods ended September 30, 2017 and December 31, 2016:
Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of September 30, 2017	As of December 31, 2016
Held-to-maturity:
Permanent mortgage:
Current	$65,215	$73,500
Delinquent	1,657	2,751
Non-accrual (a)	17,209	17,675
Total permanent mortgage	84,081	93,926
Consumer real estate:
Current	87,732	100,383
Delinquent	3,889	4,618
Non-accrual (b)	44,237	48,459
Total consumer real estate	135,858	153,460
Credit card and other:
Current	512	288
Delinquent	32	18
Non-accrual	—	—
Total credit card and other	544	306
Commercial loans:
Current	16,412	21,887
Delinquent	88	—
Non-accrual	4,616	15,571
Total commercial loans	21,116	37,458
Total held-to-maturity	$241,599	$285,150
Held-for-sale:
Current	$43,864	$46,625
Delinquent	13,956	16,436
Non-accrual	5,347	6,283
Total held-for-sale	63,167	69,344
Total troubled debt restructurings	$304,766	$354,494

(a)	Balances as of September 30, 2017 and December 31, 2016, include $5.5 million and $5.3 million, respectively, of discharged bankruptcies.

(b)	Balances as of September 30, 2017 and December 31, 2016, include $14.9 million and $15.3 million, respectively, of discharged bankruptcies.
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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017			As of September 30, 2017
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,620	$3,310	$521	$1,450	$3,310	$521	$3,174
SVaR	4,575	7,781	2,150	4,023	7,781	1,775	6,805
10-day
VaR	4,112	8,039	870	3,538	8,039	870	6,302
SVaR	15,021	22,511	7,833	13,390	24,550	4,916	18,602

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016			As of September 30, 2016
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$814	$1,040	$606	$769	$1,411	$393	$880
SVaR	3,823	5,641	2,253	3,607	5,789	1,748	4,017
10-day
VaR	1,917	3,167	1,170	1,848	4,058	751	2,998
SVaR	12,439	18,221	7,105	11,703	18,221	3,263	12,055

				Year Ended December 31, 2016			As of December 31, 2016
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$821	$1,745	$393	$932
SVaR				3,643	5,789	1,748	2,830
10-day
VaR				2,088	5,852	751	2,136
SVaR				11,671	18,483	3,263	6,443
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of September 30, 2017		As of September 30, 2016		As of December 31, 2016
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$2,055	$8,334	$683	$1,436	$917	$1,771
Credit spread risk	370	701	785	2,710	537	1,391
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

In addition to being used in FHN’s daily market risk management process, the VaR and SVaR measures are also used by FHN in computing its regulatory market risk capital requirements in accordance with the Market Risk Capital rules. For additional information regarding FHN's capital adequacy refer to the "Capital" section of this MD&A.

FHN also performs stress tests on its trading securities portfolio to calculate the potential loss under various assumed market scenarios. Key assumed stresses used in those tests are:

Down 25 bps - assumes an instantaneous downward move in interest rates of 25 basis points at all points on the interest rate yield curve.

Up 25 bps - assumes an instantaneous upward move in interest rates of 25 basis points at all points on the interest rate yield curve.

Curve flattening - assumes an instantaneous flattening of the interest rate yield curve through an increase in short-term rates and a decrease in long-term rates. The 2-year point on the Treasury yield curve is assumed to increase 15 basis points and the 10-year point on the Treasury yield curve is assumed to decrease 15 basis points. Shifts in other points on the yield curve are predicted based on their correlation to the 2-year and 10-year points.

Curve steepening - assumes an instantaneous steepening of the interest rate yield curve through a decrease in short-term rates and an increase in long-term rates. The 2-year point on the Treasury yield curve is assumed to decrease 15 basis points and the 10-year point on the Treasury yield curve is assumed to increase 15 basis points. Shifts in other points on the yield curve are predicted based on their correlation to the 2-year and 10-year points.

Credit spread widening - assumes an instantaneous increase in credit spreads (the difference between yields on Treasury securities and non-Treasury securities) of 25 basis points.

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
INTEREST RATE RISK MANAGEMENT
Except as disclosed below, there have been no significant changes to FHN's interest rate risk management practices as described under "Interest Rate Risk Management" beginning on page 50 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on a static balance sheet as of September 30, 2017, net interest income exposure over the next 12 months assuming a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points is estimated to have a favorable variance of 1.0 percent, 2.1 percent, 4.1 percent, and 7.7 percent, respectively of base net interest income. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable variance in net interest income of 0.6 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable variance in net interest income of 1.2 percent of base net interest income. A rate shock of minus 25 basis points and minus 50 basis points results in an unfavorable variance in net interest income of 1.5 percent and 4.4 percent, respectively, of base net interest income. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments. FHN reports its interest rate risk profile to the Board quarterly.
CAPITAL MANAGEMENT AND ADEQUACY
There have been no significant changes to FHN's capital management practices as described under "Capital Management and Adequacy" on page 51 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2016.
OPERATIONAL RISK MANAGEMENT
Except as discussed below, there have been no significant changes to FHN's operational risk management practices as described under "Operational Risk Management" on page 52 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2016.

FHN operates a Merger Project Office to manage the execution risk in connection with the Capital Bank merger.
COMPLIANCE RISK MANAGEMENT
There have been no significant changes to FHN's compliance risk management practices as described under "Compliance Risk Management" on page 52 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2016.
CREDIT RISK MANAGEMENT
There have been no significant changes to FHN's credit risk management practices as described under "Credit Risk Management" beginning on page 52 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2016.

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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($1.4 billion was available at September 30, 2017), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 104 percent on September 30, 2017 compared to 105 percent on December 31, 2016.

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
Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of September 30, 2017, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the applicable rules, FTBNA’s total amount available for dividends was negative $64.7 million as of September 30, 2017 compared to negative $132.5 million as of December 31, 2016. Consequently, FTBNA could not pay common dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in first, second, third and fourth quarter 2017 in the amounts of $40 million, $50 million, $80 million, and $80 million, respectively, and in the amount of $250 million in 2016. FTBNA declared and paid preferred dividends in each quarter to date of 2017 and each quarter of 2016, with OCC approval as necessary. Additionally, FTBNA declared preferred dividends in fourth quarter 2017, with OCC approval.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.09 per common share on October 2, 2017, and in October 2017 the Board approved a $.09 per common share cash dividend payable on January 2, 2018, to shareholders of record on November 3, 2017. FHN paid a cash dividend of $1,550.00 per preferred share on October 10, 2017, and in October 2017 the Board approved a $1,550.00 per preferred share cash dividend payable on January 10, 2018, to shareholders of record on December 22, 2017.

CASH FLOWS
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016. The level of cash and cash equivalents increased $50.0 million during 2017 compared to an increase of $126.5 million in 2016, as cash provided by financing activities more than offset cash used by operating and investing activities during both periods.
Net cash provided by financing activities was $621.8 million in 2017, largely driven by an increase in short-term borrowings (primarily FHLB borrowings) used to fund loan growth, somewhat offset by a decline in market-indexed deposits. Net cash used by investing activities was $266.4 million in 2017, as loan growth and cash paid to acquire Coastal, was partially offset by a $459.8 million decrease in interest bearing cash. Net cash used by operating activities was $305.4 million in 2017. Operating cash decreased in the 2017 primarily due to net cash outflows of $501.2 million related to fixed income trading activities and cash outflows of $85.0 million related to operating assets and liabilities, but were somewhat offset by favorably driven cash-related net income items.
Net cash provided by financing activities was $1.9 billion in 2016. Financing cash inflows in 2016 were positively affected by a $1.6 billion increase in deposits and a $732.9 million increase in short-term borrowings, but were partially offset by $264.6 million in payments of long-term borrowings, which included the maturity of $250 million of subordinated notes. Net cash used by investing activities was $1.6 billion in 2016 and was primarily due to a $1.9 billion increase in loans, which included $537.4 million UPB of loans acquired from GE Capital. Cash outflows were partially offset by a $383.0 million decrease in interest-bearing cash. Net cash used by operating activities was $262.3 million in 2016. Operating cash decreased in 2016 primarily driven by net cash outflows of net fixed income trading activities of $287.5 million, a $165 million cash contribution to the qualified pension plan and net changes in operating assets and liabilities of $94.7 million.
REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
Obligations from Legacy Mortgage Businesses
[Certain mortgage-related terms used in this section are defined in “Mortgage-Related Glossary” below.]
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
As mentioned in Note 10—Contingencies and Other Disclosures—FHN has received a notice of indemnification claims from its 2011 subservicer, Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” The notice asserts several categories of indemnity obligations by FHN to Nationstar in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in formal litigation, but litigation in the future is possible.

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
From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. The last FH securitization occurred in 2007. On September 30, 2017, the remaining UPB of loans held in FH proprietary securitizations was $3.2 billion, comprised of $2.3 billion of Alt-A loans and $0.9 billion of Jumbo loans.
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
Active Pipeline
FHN accumulates the amount of repurchase requests, make-whole claims, and certain other related claims into the “active pipeline.” The active pipeline includes the amount of claims for loan repurchase, make-whole payments, loans as to which MI has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. MI was required for certain of the loans sold to GSEs or that were securitized. Although unresolved MI cancellation notices are not formal repurchase requests, FHN includes those loans in the active pipeline. Additionally, FHN is responsible for covering losses for purchasers to the extent there is a shortfall in MI insurance coverage (MI curtailment). Generally, the amount of a loan subject to a repurchase/make-whole claim, or with open MI issues, remains in the active pipeline throughout the resolution process with a claimant. Through June 2016 the active pipeline decreased, due in part to settlements and other resolutions, but also due to significant reductions in inflows. The pipeline is now relatively flat at a much lower level due to a slower pace of inflows and resolutions. On September 30, 2017, the active pipeline was $52.9 million, slightly higher than $51.7 million on December 31, 2016.
The following table provides a detail of the active pipeline as of September 30, 2017 and December 31, 2016:
Table 23—Active Pipeline

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Number	Amount	Number	Amount
Repurchase/make whole requests:
Agencies	34	$4,979	23	$4,196
Non-Agency whole loan-related	119	18,126	126	19,214
MI	156	25,307	147	23,171
Other requests (a)	33	4,488	37	5,122
Total	342	$52,900	333	$51,703

(a)	Other requests typically include requests for additional information from both GSE and non-GSE purchasers.
On September 30, 2017, Agencies accounted for approximately 63 percent of the total active pipeline, inclusive of MI cancellation notices, MI curtailments, and all other claims. MI curtailment requests, the largest portion of the active pipeline, are intended only to cover the shortfall in MI insurance proceeds. As a result, FHN’s loss from MI curtailments as a percentage of UPB generally is significantly lower than that of a repurchase or make-whole claim. At September 30, 2017, the active pipeline contained no loan repurchase or make-whole requests from the FH proprietary securitization trustee related to first lien mortgage loans based on claims related to breaches of representations and warranties related to origination.
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
Repurchase Accrual Approach
Repurchase/Make-whole and Damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs are significant components of FHN’s remaining repurchase liability as of September 30, 2017. Other components of that liability primarily relate to other whole loans sold, MI rescissions, and loans included in bulk servicing sales effected prior to the DRAs.
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
The following table provides a rollforward of the legacy mortgage repurchase liability for the three and nine months ended September 30, 2017 and 2016:
Table 24—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Legacy Mortgage
Beginning balance	$34,599	$67,383	$65,309	$114,947
Provision/(provision credit) for repurchase and foreclosure losses (a)	(609)	(218)	(22,580)	(31,618)
Net realized losses	(124)	(203)	(8,863)	(16,367)
Balance on September 30	$33,866	$66,962	$33,866	$66,962
(a) Nine months ended September 30, 2017 and 2016 include $20.0 million and $31.4 million, respectively, related to the settlement of certain repurchase claims.
Other FHN Mortgage Exposures
FHN’s FHA and VA program lending was substantial prior to the 2008 platform sale, and has continued at a much lower level since then. As lender, FHN made certain representations and warranties as to the compliance of the loans with program requirements. Over the past several years, most recently in first quarter 2015, FHN occasionally has recognized significant losses associated with settling claims and potential claims by government agencies, and by private parties asserting claims on behalf of agencies, related to these origination activities. At September 30, 2017, FHN had not accrued a liability for any matter related to these government lending programs, and no pending or known threatened matter related to these programs represented a material loss contingency described in Note 10 – Contingencies and Other Disclosures.
At September 30, 2017, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against loan originators and loan servicers, including FHN, outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.
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
Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees; and (iv) FHN is a defendant in legal actions involving FHN-originated other whole loans sold. At September 30, 2017, FHN’s repurchase and foreclosure liability included certain known exposures from other whole loans sold.
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
FHN has prioritized expense discipline to include reducing or controlling certain expenses and investing in revenue-producing activities and critical infrastructure. FHN has actively pursued acquisition opportunities while maintaining a disciplined approach to valuations; to date all which closed have been moderate in size. FHN has been and remains amenable to a much more impactful acquisition, including FHN's agreement to acquire Capital Bank which will increase FHN's proforma size to approximately $40 billion in assets. FHN remains committed to organic growth through customer retention, key hires, targeted incentives, and other traditional means.
Performance by FHN, and the entire U.S. financial services industry, is affected considerably by the overall health of the U.S. economy. The most recent recession ended in 2009. Growth during the economic expansion since 2009 largely has been muted, compared to earlier recoveries, and somewhat inconsistent from one quarter to the next. Though the economic expansion is 8 years old, currently the U.S. economy does not appear to be weakening or falling back into recession. A continuation of the current expansion would support, rather than hinder, future loan and other financial activity growth by our customers.
The Federal Reserve has raised short-term interest rates by 25 basis points three times in the past four quarters and has signaled a willingness to continue to raise rates in a measured fashion depending on economic data and trends. Although another increase is expected late in 2017, increases after that may be less frequent than in 2017. If the Fed continues to raise rates, FHN’s net interest margin in the future is likely to continue an improving trend.  A steeper yield curve should also bolster activity within FHN’s Fixed Income business.  However, if future economic data shows a risk of lower growth or recession, interest rates may stall or even fall, which likely would adversely impact FHN’s net interest margin.  Falling and/or moderately volatile interest rates, however, should enhance activity within FHN’s Fixed Income business.  Also, if Fed actions cause long-term rates to rise slower than short-term rates, then the yield curve would flatten, which would adversely impact FHN’s net interest margin.
FHN cannot predict the timing, resolution and effects of potential new legislation. The potential legislative actions which currently seem the most likely to be impactful to FHN include corporate tax reform, general regulatory reform, and financial regulatory reform, all of which can affect the overall economy and FHN customers.
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
NON-GAAP INFORMATION
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 25—Non-GAAP to GAAP Reconciliation

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2017	2016	2017	2016
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$2,866,757	$2,718,319	$2,789,726	$2,672,894
Less: Average noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624	95,624	95,624
(A) Total average common equity	$2,475,702	$2,327,264	$2,398,671	$2,281,839
Less: Average intangible assets (GAAP) (b)	280,575	214,260	258,138	215,552
(B) Average Tangible Common Equity (Non-GAAP)	$2,195,127	$2,113,004	$2,140,533	$2,066,287
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$267,148	$251,434	$283,652	$223,810
Ratios
(C)/(A) Return on average common equity (“ROE”) (GAAP) (c)	10.79%	10.80%	11.83%	9.81%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	12.17	11.90	13.25	10.83

(a)Included in Total equity on the Consolidated Condensed Statements of Condition.
(b)Includes Goodwill and other intangible assets, net of amortization.
(c)Ratio is annualized net income available to common shareholders to average common equity.
(d)Ratio is annualized net income available to common shareholders to average tangible common equity.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 114 of this report and the subsections entitled “Market Risk Management” beginning on page 114 and “Interest Rate Risk Management” beginning on page 116 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 53-59 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016, including in particular the section entitled “Risk Management” beginning on page 47 of that Report and the subsections entitled “Market Risk Management” beginning on page 48 and “Interest Rate Risk Management” appearing on pages 50-51 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 153-158 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 37 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)
The "Common Stock Purchase Programs” section including tables 9(a) and 9(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 96 of this report, is incorporated herein by reference.

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

10.2*
Portions of FTN Financial Incentive Compensation Plan (as amended and restated October 2017) applicable to the annual bonus opportunity of the President-FTN Financial under the Management Incentive Plan. This Exhibit applies to that bonus opportunity pursuant to FHN's bylaws, the charter of the Board's Compensation Committee, and action by the Committee taken on July 18, 2006.

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

101***
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at September 30, 2017 and December 31, 2016; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iv) Consolidated Condensed Statements of Equity for the Nine Months Ended September 30, 2017 and 2016; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; (vi) Notes to Consolidated Condensed Financial Statements.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: November 7, 2017	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)