Form 10-K
period 2017-12-31
FIRST HORIZON NATIONAL CORP
filed 2018-02-28
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

☑ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller Reporting Company	☐ Emerging Growth Company
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

At June 30, 2017, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $4.0 billion based on the closing stock price reported for that date. At January 31, 2018, the registrant had 326,833,403 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2017 Annual Report to shareholders: Parts I, II, and IV of this Report

Portions of the Proxy Statement to be furnished to shareholders in connection with Annual Meeting of shareholders scheduled for April 24, 2018: Part III of this Report

CONTENTS OF ANNUAL REPORT ON FORM 10-K

ITEM	Page

Part I

Part II

ITEM	Page

Part III

Part IV

Annual Report References: In this report, references to specific pages in our 2017 Annual Report to shareholders (sometimes referred to as the “2017 Annual Report”), or to specific pages of our consolidated financial statements or the notes thereto, refer to page numbers appearing in Exhibit 13 to this report on Form 10-K.

PART I

ITEM 1. BUSINESS

Our Businesses

Overview

First Horizon National Corporation (“FHN,” “First Horizon,” the “Corporation,” “we,” or “us”) is a Tennessee corporation headquartered in Memphis, Tennessee. We incorporated in 1968. We are registered as a bank holding company under the Bank Holding Company Act, and are a financial holding company under the provisions of the Gramm-Leach-Bliley Act. At December 31, 2017, FHN had total consolidated assets of $41.4 billion.

We provide diversified financial services primarily through our principal subsidiary, First Tennessee Bank National Association (the “Bank,” “FTB,” or “FTBNA”). The Bank is a national banking association with principal offices in Memphis, Tennessee. The Bank and its subsidiaries conduct the Bank’s traditional banking businesses principally under the First Tennessee Bank and Capital Bank brands, its wealth management business principally under the FTB Advisors brand, and its fixed income businesses principally under the FTN Financial brand. The Bank received its charter in 1864, and has a number of operating subsidiaries and divisions.

Business Segments

Our financial results of operations are reported through operational business segments which are not closely related to the legal structure of our subsidiaries. We operate through four business segments: regional banking, fixed income, corporate, and non-strategic. We sometimes refer to regional banking, fixed income, and corporate as our “core” business segments.

Regional Banking. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in Tennessee, North Carolina, South Carolina, Florida,

and other selected markets. Regional banking also provides investments, financial planning, trust services and asset management, mortgage banking, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking-related services to other financial institutions nationally.

Fixed Income. The fixed income segment consists of fixed income securities sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.

Corporate. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, gain or loss on extinguishment of debt, and acquisition- and integration-related costs.

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

REVENUE, EXPENSE, AND ASSET MIX ASSOCIATED WITH BUSINESS SEGMENTS

	Revenues			Expenses			Average Assets
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Regional Banking	83%	77%	77%	61%	67%	54%	66%	62%	59%
Fixed Income	18%	22%	21%	21%	25%	21%	8%	9%	9%
Corporate	*	*	*	14%	6%	5%	22%	22%	23%
Non-Strategic	3%	4%	6%	4%	2%	20%	5%	7%	9%
* Amount is less than one percent or is negative.

Financial and other additional information concerning our segments – including information concerning assets, revenues, and financial results – appears in the response to Item 7 of Part II of this report and Note 20 to the Consolidated Financial Statements contained in our 2017 Annual Report to shareholders.

During 2017 approximately 37% of our consolidated revenues were provided by fee and other noninterest income and approximately 63% of revenues were provided by net interest income.

As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.

The Bank

During 2017 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $1.3 billion and generated a substantial majority of our consolidated revenue from continuing operations. At December 31, 2017, the Bank had $41.2 billion in total assets, $30.9 billion in total deposits, and $27.5 billion in total loans (net of unearned income). Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2017 based on FDIC data.

Physical Business Locations

At December 31, 2017, FHN’s subsidiaries had over 350 business locations in 22 U.S. states, excluding off-premises ATMs. Almost all of those locations were bank branches and FTN Financial offices.

At December 31, 2017, the Bank had 349 First Tennessee Bank and Capital Bank branch locations in eight states:

Bank Branches at Year End

Tennessee	202	Mississippi	5
North Carolina	94	Virginia	2
Florida	32	Georgia	1
South Carolina	12	Texas	1

Branches in Tennessee, Mississippi, Georgia, Virginia, and Texas generally operate under the First Tennessee Bank brand, while branches in the Carolinas and Florida generally operate under the Capital Bank brand. At year-end the Bank had agreed to sell two branches, both in Tennessee.

The Bank has customer-service offices which are not legal bank branches, including private client and commercial loan offices, in Kentucky as well as in many states where branches are located. The Bank also has operational and administrative offices.

At December 31, 2017, FTN Financial’s fixed income and other products and services were offered through 28 offices in 18 states across the U.S.

Services We Provide

At December 31, 2017, we provided the following services through our subsidiaries and divisions:

•	general banking services for consumers, businesses, financial institutions, and governments
•	through FTN Financial: fixed income sales and trading; underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; loan sales; advisory services; and derivative sales

•	discount brokerage and full-service brokerage

•	correspondent banking

•	transaction processing: nationwide check clearing services and remittance processing

•	trust, fiduciary, and agency services

•	credit card products

•	equipment finance services

•	investment and financial advisory services

•	mutual fund sales as agent

•	retail insurance sales as agent

•	mortgage banking services

Recent Significant Business Developments

Over the past five years, key strategic priorities for us have included:

•	targeted expansion of consumer and commercial banking products and markets

•	opportunistic expansion of commercial lending, mainly through acquisition transactions, talent development, and talent acquisitions

•	vigorous discipline in controlling expenses not closely related to revenue production

•	managing our business units and products with a strong emphasis on risk-adjusted returns on invested capital

•	robust emphasis on providing exceptional customer service as a primary means to differentiate us from our competitors

•	investment in scalable technology and other infrastructure to attract and retain business, and to support expansion

We expect that these will continue to be areas of strong focus for many years to come. Examples of our implementation of these priorities include:

•	In 2017 we closed transactions acquiring: Capital Bank Financial Corp., a $10 billion banking organization with over 150 branches in four southeastern U.S. states; Coastal Securities, a national leader in the trading, securitization, and analysis of Small Business Administration loans;
and Professional Mortgage Company, a provider of institutional debt capital and commercial mortgage loan servicing.

•	Other acquisitions since 2012 include Mountain National Bank (2013), branches in several smaller Tennessee markets (2014), TrustAtlantic Bank (2015), and a franchise lending business and portfolio (2016).

•	We have made key talent hires in critical areas throughout our company, with the main focus on organically growing economically profitable business lines inside and outside our traditional markets.

•	We have pruned our physical network to reflect long-term trends in customer usage of physical branches, and correspondingly are making more efficient use of other physical facilities. While the Capital Bank acquisition increased our branch count substantially, this pruning process will continue within our larger network, driven by those long-term trends.

•	Organic and acquisitive loan growth in regional banking has more than offset loan attrition from the non-strategic segment, where legacy loan portfolios are in long-term wind-down.

•	Organic commercial loan growth has concentrated in specialty lending areas, such as lending to mortgage companies, where margins tend to be better but volatility tends to be higher.
The following table provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’ equity for the past five years.

SELECTED CONSOLIDATED REVENUE, EXPENSE, ASSET, LIABILITY, AND EQUITY DATA

(Dollars in millions; period-end financial condition data shown as of December 31)

	2017	2016	2015	2014	2013
Net interest income	$842.3	$729.1	$653.7	$627.7	$637.4
Provision for loan losses	—	11.0	9.0	27.0	55.0
Noninterest income	490.2	552.4	517.3	550.0	584.6
Provision for mortgage repurchase losses	(22.5)	(32.7)	—	(4.3)	170.0
Provision for litigation and regulatory matters	40.5	30.5	187.6	(2.7)	63.7
Net Income Available to Common Shareholders	159.3	220.8	79.7	216.3	21.1
Total loans (net of unearned income)	27,658.9	19,589.5	17,686.5	16,230.2	15,389.1
Total assets	41,423.4	28,555.2	26,192.6	25,665.4	23,782.4
Total deposits	30,629.2	22,672.4	19,967.5	18,068.9	16,735.0
Total term borrowings	1,218.1	1,040.7	1,312.7	1,877.3	1,737.8
Total liabilities	36,842.9	25,850.1	23,553.0	23,083.8	21,294.0
Preferred Stock Series A	95.6	95.6	95.6	95.6	95.6
Total Shareholders’ Equity	4,580.5	2,705.1	2,639.6	2,581.6	2,488.4

Although many factors had outsized impacts in one year or another, two very large items affected us late in 2017:

•	Because the Capital Bank acquisition closed November 30, 2017, Capital’s assets and liabilities are fully reflected in year-end financial condition data in the table, while earnings from Capital’s operations impacted our financial results for only the final month of 2017. Similarly, average financial condition data for 2017, presented in certain Notes to our financial statements, are substantially lower than the corresponding year-end data.

•	Corporate tax reform in December, 2017, resulted in significant negative adjustments within tax provision, which contributed to our consolidated net loss in fourth quarter.

Trends

Noteworthy trends during this period include:

•	Net loan growth has driven growth in assets. Overall growth has been strong despite substantial run-off of non-strategic loans.

•	Growth in net interest income has been positive overall but somewhat uneven due to low interest rates prevalent during this period, despite net loan growth. The upticks in 2016 and 2017 were due mainly to loan growth coupled with modest interest rate increases beginning in late 2015.
•	The down-trend in noninterest income from 2013 to 2015 was due mainly to lower fixed income revenues (due primarily to low interest rate volatility) coupled with impacts in regional banking from increased regulation. 2016 saw a deviation from that trend mainly due to improved fixed income revenues, which abated in 2017 due to a challenging fixed income market.

•	Mortgage repurchase and litigation expenses and reserve releases, mostly related to legacy businesses in our non-strategic segment, have been idiosyncratic.

•	Deposits have grown significantly and steadily. Much of that growth has been organic, though 2017’s large uptick derived mainly from the Capital Bank transaction.

Exited Businesses

Since the 2008-09 recession we have focused on traditional banking and fixed income products and services. We exited our legacy nation-wide mortgage banking business in 2008, though we continue to manage related legal exposures and the wind-down of a still-sizable loan portfolio. We partially or fully exited other businesses since 2008. Exited businesses are managed in our non-strategic segment.

Other General Information

Strategic Transactions

An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Significant acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements appearing in the 2017 Annual Report to shareholders, which information is incorporated into this Item 1 by this reference.

In November 2017 we closed our acquisition of Capital Bank, as mentioned above. We expect to complete systems integration for that transaction in second quarter of 2018.

Subsidiaries

FHN’s consolidated operating subsidiaries at December 31, 2017 are listed in Exhibit 21.

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

R&D

Expenditures for research and development activities were not material in any of the last three fiscal years ended December 31, 2017.

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

Employees

At December 31, 2017, FHN and its subsidiaries had 5,984 employees, or 5,903 full-time-equivalent employees, not including contract labor for certain services.

Other Information Associated with this Report

For additional information concerning our business, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary of Selected Financial Terms, and Acronyms sections contained in pages 3 through 78 of our 2017 Annual Report to shareholders, which sections are incorporated herein by reference.

External Information

Our current internet address is www.firsthorizon.com in the Investor Relations section of our internet website, under the SEC Filings tab. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 40. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.

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

Eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature,” generally without the prior approval of the Federal Reserve. “Financial” activities are much broader in scope than those which are “closely related to banking.” See “Financial Activities other than Banking” beginning on page 11 below.

The Federal Reserve may approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See “Interstate Banking and Branching” beginning on page 11 below.

The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2017, we estimate that we held approximately 14.4% of such deposits.

Our Bank is a national banking association subject to regulation, examination, and supervision by the OCC as its primary federal regulator. The Bank is insured by, and subject to regulation by, the Federal Deposit Insurance Corporation (the “FDIC”) and is subject to regulation in certain respects by the Consumer Financial Protection Bureau (the “CFPB”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition, the FTN Financial Municipal Advisors division of the Bank is registered with the SEC as a municipal advisor.

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

Some cut-off points are as low as $1 billion, and in one case it is $500 billion. However, as a rough generalization, for many of the most important regulatory topics the critical cut-off points are $10 billion and $50 billion. Companies with less than $10 billion are less regulated in several important ways, and companies with $50 billion or more are regulated much more severely in many important ways, than companies (like FHN) which fall into the middle. As a result, under current law: compliance costs and restrictions grow with size; they tend to change abruptly as a company crosses to the next tier; and, in the aggregate, abrupt changes are most pronounced at the $10 and $50 billion levels.

In recent years, proposals have been made to raise some of these thresholds, in particular the $50 billion cut-off. Such a proposal is pending currently. FHN is not able to predict whether, when, or how current regulatory tiers may be affected by future legislation.

The remainder of this “Supervision and Regulation” discussion focuses on current rules which apply to FHN based on its current asset size.

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

Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank’s total amount available for dividends was negative $156.7 million as of December 31, 2017. Consequently, on that date the Bank could not pay cash dividends to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. However, at January 1, 2018, under those dividend restrictions, the Bank could legally declare cash dividends on the Bank’s common or preferred stock of approximately $51.1 million without obtaining regulatory approval. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption “Liquidity Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 58 of our 2017 Annual Report to shareholders; and under the caption “Restrictions on dividends” in Note 12—Regulatory Capital and Restrictions beginning on page 132 which is part of the material from our 2017 Annual Report that has been incorporated by reference into Items 7 and 8 of this report.

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

Capital Adequacy

U.S. financial industry regulators have long required that regulated institutions maintain minimum capital levels. Following an extended reform effort, enhancements to the capital rules were adopted in 2013 based on international standards known as “Basel III.” For FHN the Basel III rules became effective in 2015, subject to a phase-in period for certain subjects. The current standards require the following:

•	Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2017, FHN’s Common Equity Tier 1 Capital Ratio was 8.88% and the Bank’s was 9.28%.

•	Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock, net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2017, FHN’s Tier 1 Capital Ratio was 9.83% and the Bank’s was 10.12%.

•	Total Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. To be “well capitalized” the Total Capital ratios must be at least 10%. At December 31, 2017, FHN’s Total Capital Ratio was 11.10% and the Bank’s was 10.74%.

•	Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses. The capital conservation buffer requirement is subject to a four-year phase-in period beginning for FHN in 2016 at 0.625%, and increasing by that amount each year until 2.5% is reached in 2019.

•	Leverage Ratio—Base. For all supervised financial institutions, including FHN or the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31, 2017, FHN’s Leverage ratio was 10.31% and the Bank’s was 10.70%.

•	Leverage Ratio—Supplemental. For the largest internationally active supervised financial institutions, not including FHN or the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.

FHN believes that both FHN and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2017.

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

Prompt Corrective Action (PCA)

Federal banking regulators must take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. For this purpose, insured depository institutions are divided into five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The specific requirements applicable to us are summarized in the table below.

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

At December 31, 2017, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above.

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

(5)	If the financial subsidiary will engage in principal transactions and the bank is one of the one hundred largest banks, the bank must have outstanding at least one issue of unsecured long-

term debt that meets creditworthiness standards adopted by the Federal Reserve and the U.S. Secretary of the Treasury from time to time. If this fifth requirement ceases to be met after a bank controls or holds an interest in a financial subsidiary, the bank cannot invest additional capital in that subsidiary until the requirement again is met.

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

At December 31, 2017, FHN is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Other General Information” beginning on page 5 of this report.

Interchange Fee Restrictions

Regulations under Dodd-Frank’s so-called Durbin Amendment severely cap interchange fees which the Bank may charge merchants for debit card transactions.

Volcker Rule

Banking regulators have adopted a rule under Dodd-Frank’s so-called Volcker provision. The principal purpose of the Volcker rule is to prohibit banking entities from engaging in proprietary trading, which is engaging as principal in any purchase or sale of one or more of certain types of financial instruments. A bank holding any prohibited instruments generally is required to divest them.

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

FDIC Insurance Assessments; DIFA

U.S. bank deposits generally are insured by the Deposit Insurance Fund (“DIF”). The system of FDIC insurance premium rates charged consists of a rate grid structure in which base rates range from 5 to 35 basis points annually, and fully adjusted rates range from 2.5 to 45 basis points annually. Key factors in the grid include: the institution’s risk category (I to IV); whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. Other factors can impact the base against which the applicable rate is applied, including (for example) whether a net loss is realized in any quarter. A basis point is equal to 0.01%.

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

In 2016 federal agencies proposed regulations which might significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers (over $50 billion) would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. FHN and the Bank currently would fall into the third tier, where the impact of the proposed rules is substantially more modest. The rules have not been finalized nor withdrawn. FHN cannot predict what final rules may be adopted, nor how they will be implemented.

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

Regional Banking

Our regional banking business primarily competes in several areas within the southeast U.S. where we have branch locations. However, competition in our industry is trending away from the traditional geographic footprint model. That trend is happening throughout the industry, but the rate of change is highly uneven among different types of customers, products, and services.

Our regional banking business serves both consumer and commercial customers. The consumer business remains strongly linked to our physical branch locations, even as our delivery of financial services to consumers becomes increasingly focused on popular non-branch delivery methods, such as online and mobile banking. Online and mobile banking have contributed to a decline in branch usage, but not (so far) an erosion of the link between branch versus consumer customer location. Increasingly, however, consumers are able to manage their funds and financial affairs at multiple financial institutions through only one of them. If cross-institutional management features become popular, they may hasten a de-linking of consumers to traditional branch networks.

The commercial business also has a geographic linkage, but it is weaker. Some areas of our commercial banking business, particularly in specialty lending, are broadly regional or even national in scope rather than being heavily centered on branch locations.

Key traditional competitors in many of our markets include Wells Fargo Bank N.A., Bank of America N.A., SunTrust Bank, and Regions Bank, among many others including many community banks and credit unions. An additional key competitor in Tennessee is Pinnacle National Bank. Additional key competitors in the Carolinas are Branch Banking and Trust Company (BB&T) and First-Citizens Bank & Trust Company (First Citizens Bank). Additional key competitors in south Florida are JPMorgan Chase Bank National Association, PNC Bank National Association, BankUnited, and Florida Community Bank N.A.

A number of recent technologies created or operated by non-banks have been integrated into the financial system used by traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of incrementally evolutionary technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks. Prior methods of delivering those services were disrupted, but often at a pace which all but the weakest banks could accommodate.

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

In recent years, certain financial companies or their affiliates that traditionally were not banks have been able to compete more directly with the Bank for deposits and other traditional banking services and products. Increased fluidity across traditional boundaries is likely to continue. Non-traditional companies competing with us for traditional banking products and services include investment banks, brokerage firms, insurance company affiliates, peer-to-peer lending arrangers, non-bank deposit acceptors, companies offering payment facilitation services (such as PayPal and pre-paid debit card issuers), and extremely short-term consumer loan companies.

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

Sources and Availability of Funds

Information concerning the sources and availability of funds for our businesses can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary of Selected Financial Terms, and Acronyms sections, including the subsection entitled

“Liquidity Risk Management,” contained in pages 3 through 78 (including pages 58 through 59) of our 2017 Annual Report to shareholders. Those sections are incorporated herein by reference.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and

Results of Operations, Glossary of Selected Financial Terms, and Acronyms sections set forth at pages 3 through 78 of our 2017 Annual Report to shareholders. Certain information not contained in the 2017 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION

ADDITIONAL GUIDE 3 STATISTICAL INFORMATION

ON DECEMBER 31

(Unaudited)

Investment Portfolio

(Dollars in thousands)	2017	2016	2015
Securities available-for-sale:

Government agency issued mortgage-backed securities & collateralized mortgage obligations	$ 4,847,234	$ 3,756,645	$ 3,743,294
U.S. treasuries	99	100	100
Other U.S. government agencies*	-	-	102
States and municipalities	-	-	1,500
Corporate and other debt securities	55,782	-	-
Other	267,140	186,754	184,850
Total securities available-for-sale	$ 5,170,255	$ 3,943,499	$ 3,929,846
Securities held-to-maturity:
States and municipalities	$ -	$ 4,347	$ 4,320
Equity and other	10,000	10,000	10,000
Total securities held-to-maturity	$ 10,000	$ 14,347	$ 14,320

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government.

Loan Portfolio

(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial:
Commercial, financial, and industrial	$16,057,273	$12,148,087	$10,436,390	$9,007,286	$7,923,576
Commercial real estate	4,214,695	2,135,523	1,674,935	1,277,717	1,133,279
Total Commercial	20,271,968	14,283,610	12,111,325	10,285,003	9,056,855
Consumer:
Consumer real estate	6,367,755	4,523,752	4,766,518	5,048,071	5,333,371
Permanent mortgage	399,307	423,125	454,123	538,961	662,242
Credit card and other	619,899	359,033	354,536	358,131	336,606
Total Consumer	7,386,961	5,305,910	5,575,177	5,945,163	6,332,219
Total Loans	$27,658,929	$19,589,520	$17,686,502	$16,230,166	$15,389,074

Short-Term Borrowings

(Dollars in thousands)	2017	2016	2015
Federal funds purchased	$399,820	$414,207	$464,166
Securities sold under agreements to repurchase	656,602	453,053	338,133
Trading liabilities	638,515	561,848	566,019
Other short-term borrowings	2,626,213	83,177	137,861
Total	$4,321,150	$1,512,285	$1,506,179

Maturities of Certificates of Deposit $100,000 and more on December 31, 2017

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
Certificates of deposits $100,000 and more	$388,710	$287,383	$560,076	$722,336	$1,958,505

Contractual Maturities of Commercial Loans on December 31, 2017

(Dollars in thousands)	Within 1 year	After 1 year Within 5 years	After 5 years	Total
Commercial, financial, and industrial	$3,822,516	$7,987,389	$4,247,368	$16,057,273
Commercial real estate	972,077	2,517,059	725,559	4,214,695
Total	$4,794,593	$10,504,448	$4,972,927	$20,271,968
For maturities over one year:
Interest rates - floating		$7,452,550	$3,748,117	$11,200,667
Interest rates - fixed		3,051,898	1,224,810	4,276,708
Total		$10,504,448	$4,972,927	$15,477,375
16

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

TABLE OF ITEM 1A TOPICS

Forward-Looking Statements

This report on Form 10-K and our 2017 Annual Report, including materials incorporated into either of them, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

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

We assume no obligation to update or revise any forward-looking statements that are made in this report on Form 10-K, in our 2017 Annual Report, or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented below, in other Items of this report, or in material incorporated by reference into this report. Readers of this report, including our 2017 Annual Report, should carefully consider the factors discussed in this Item 1A below, among others, in evaluating forward-looking statements and assessing our prospects.

Competition Risks

We are subject to intense competition for customers, and the nature of that competition is changing quickly. Our primary areas of competition for customers include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management, fixed income products and services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies (traditional and otherwise) that serve the markets which we serve.

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

Also, the nature of technology-driven competition is starting to change. A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. But some recent innovations may tend to replace traditional banks as financial service providers rather than merely augment those services

For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent customers and potential customers.

Similarly, crypto-currencies and other inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also may eventually greatly reduce the need for banks as financial deposit-keepers and intermediaries.

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

We compete for talent. Our most significant competitors for customers also are our most significant competitors for top talent. See “Operational Risks” beginning on page 25 of this Item 1A for additional information concerning this risk.

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

Risks Associated with Monetary Events

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, and currently is transitioning from many years of easing to what may be an uneven, but extended, period of tightening. In recent years, in response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. Since then the Federal Reserve raised rates five times during 2015-2017, in each case by a modest 25 basis points. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. This data-dependent process, now in its fourth year, may represent a fitful transition to a tightening trend, or it may represent merely an interim period during which rates have little clear up or down long-term trend.

Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, flatten the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, steepen the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, a transition from easing to tightening should tend to diminish or reverse downward pressure on rates, and to diminish or end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. An example of the former is the substantial drop in oil prices experienced during 2015 and the first half of 2016. An example of the latter is the July 2016 United Kingdom referendum calling for the U.K. to leave the European Union. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. For example, recent tightening by the Federal Reserve has at times flattened, rather than steepened, the yield curve due in part to high non-US demand for US-dollar fixed income securities. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Interest Rate and Yield Curve Risks” beginning on page 31.

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

Strategic and Macro Risks

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

Although our current strategy is expected to evolve as business conditions continue to change, at present our strategy is primarily to invest resources in our banking and fixed income businesses. Growth is expected to be coordinated with a focus on stronger and more stable returns on capital. In the past three years we have created a mix of organic growth, several tactical acquisitions, and a strategic acquisition (Capital Bank).

Organically, we have enhanced our market share in our traditional banking markets with targeted hires and marketing, expanded into other southeast U.S. markets with similar characteristics, and expanded with commercial lending and private client banking in the Houston, Texas market. We have made similar moves in our fixed income business.

Our acquisitions in the past three years have included two banks, commercial loan portfolios, a commercial loan placement and servicing business, and a fixed income firm specializing in government guaranteed loans. The Capital Bank transaction late in 2017 re-introduced us to the consumer mortgage business, though that business is much more modest than the ‘national’ mortgage businesses we exited in 2008.

In the future, we expect to pursue acquisitions if appropriate opportunities, within or outside of our current markets, present themselves, and we expect to continue to nurture profitable organic growth as well. We believe that the successful execution of our strategy depends upon a number of key elements, including:

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

To the extent we engage in bank or non-bank business acquisitions, we face various additional risks, including:

●	our ability to identify, analyze, and correctly assess the execution, credit, contingency, and other risks in the acquisition and to price the transaction appropriately;

●	our ability to integrate the acquired company into our operations quickly and cost-effectively;

●	our ability to manage any operational or cultural assimilation risks associated with growth through acquisitions;

●	our ability to integrate the franchise value of the acquired company with our own;

●	our ability to retain core customers and key employees of the acquired company; and,

●	under current laws, the prospect of substantially increased regulatory burdens and costs if we exceed $50 billion in asset size.

A type of strategic acquisition—a so-called “merger of equals” where the company we nominally acquire has similar size, operating contribution, or value—presents unique opportunities but also unique risks. Those special risks include:

●	the potential for elevated and duplicative operating expenses if we are unable to integrate the two companies efficiently in a reasonable amount of time; and,

●	a significant increase in the time horizon that may be needed before any substantial economies of scale are realized.

Just as disruptive business changes driven by new technologies and new customer preferences can adversely impact us and our entire industry, similar events can adversely impact our commercial customers. In time, a major business disruption can cause long-standing or dominant businesses to fail, and can shrink or even end entire lines of business. An example of this is the business failure of the Blockbuster video distribution chain and most other video distribution stores, and the rise of Netflix. Many other examples of this kind of process are ongoing today in many industries, including publishing, retail sales, news, and the creation as well as distribution of audio and video entertainment. To the extent disruptions impact our customers, we may experience elevated loan losses and loss of ongoing business which we may not be able to recapture with new commercial customers.

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

Legacy Mortgage Business Risks

We have risks from the mortgage-related businesses we exited, including mortgage loan repurchase and loss-reimbursement risk, claims of improper foreclosure practices, claims of non-compliance with contractual and regulatory requirements, and the risk of higher default rates on loans made by our former businesses. In 2008 we exited our national mortgage and national specialty lending businesses. However, we still retain as assets a significant amount of loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. We retain the risk of liability to customers and contractual parties with whom we dealt in the course of operating those businesses. These legacy assets and obligations continue to impose risks on us. Key risks include:

●	We experienced elevated losses related to claims that we did not comply with contractual or other legal requirements when we sold mortgage loans.

Losses may continue, irregularly. Although our expenses related to these matters have declined substantially, and in recent years we have experienced reserve releases, new information could be received in the future resulting in adverse adjustments related to exposures. Our total repurchase and foreclosure provision expense was $170.0 million for 2013, negative $4.3 million for 2014, zero for 2015, negative $32.7 million for 2016, and negative $22.5 million for 2017.

●	We are defending litigation matters associated with claims arising out of our former mortgage securitization activities. The outcome of those matters is uncertain; losses in excess of current accruals (reserves) could be material.

●	The trustee for those securitizations could demand repurchase of loans placed into securitizations or make-whole damages if we breached contractual requirements or obligations, or could demand that we indemnify the trustee if the trustee is sued. We have received one such indemnity demand, for expenses.

●	We have responded to investigations and inquiries by various parties, including government agencies, related to mortgage loans we originated. Inquiries have been wide ranging. A few have led to litigation. One investigation, involving the FHA insurance program, led to a settlement of $212.5 million in 2015.

●	We could be subject to claims that servicing-related actions were done improperly, or improperly were not done. Although we may be able to demand indemnity in cases where servicing was performed on our behalf by another institution, there is risk that such an indemnity demand could be refused by the institution or rejected by an appropriate court.

Other trends adverse to us may emerge from this legacy business. Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 61, “Repurchase and Foreclosure Liability” beginning on page 65, and “Repurchase and Foreclosure Liability” beginning on page 68 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the captions “Material Matters” and “Obligations from Legacy Mortgage Businesses” beginning on pages 141 and 142, respectively, which is part of the material from our

2017 Annual Report that has been incorporated by reference into Item 8 of this report.

We have exposures related to the mortgage servicing obligations and assets which we retained after we generally sold our mortgage businesses in 2008, especially in relation to the subservicing arrangements we made between 2008 and the sale of substantially all our remaining servicing assets completed in 2014. When we sold our origination and servicing businesses in 2008 we retained significant servicing obligations and assets. At that time we engaged as our subservicer the purchaser of our business. In 2011 that engagement expired and we engaged a new subservicer. Our 2008 subservicer experienced significant losses in connection with its servicing business. Our 2008 subservicer has informed us that it expects us to reimburse it for a significant portion of its losses and costs under our subservicing agreement. We disagree with our 2008 subservicer’s position and have made no reimbursements. We also believe that certain amounts billed us by agencies for penalties and curtailments of claims by the subservicer prior to the 2011 subservicing transfer but billed after that date are owed by the subservicer. This disagreement has the potential to result in litigation and, in any such future litigation, the claim against us may be substantial.

In addition, our 2011 subservicer has asserted several categories of contractual indemnity obligations under agreements we have with that subservicer. Although no litigation is pending, this matter has the potential to result in a substantial claim against us.

Additional information concerning risks related to former servicing and foreclosure practices and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase and Foreclosure Liability” beginning on page 65, “Foreclosure Practices” beginning on page 67, and “Repurchase and Foreclosure Liability” beginning on page 68 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the captions “Servicing Obligations” and “Repurchase and Foreclosure Liability” in Note 17—Contingencies and Other Disclosures, beginning on pages 143 and 144, respectively, of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

Several large purchasers of mortgage-backed securities have filed suits against the trustees for those securitizations asserting various theories of liability. The trustee of our securitizations is defending such matters, and many of our securitizations are among those alleged to have been purchased by the plaintiffs. The claims for damages are based in part on allegations that the trustee did not properly or timely act against the originators of the securitizations or the servicers of the loans, and further assert that the trustee has affirmative duties to act which were not set forth in the legal trust documents. Some of the legal theories advanced are untested or unsettled. Although we are not a defendant in these proceedings, these complex suits may progress or evolve so as to compel us to defend ourselves or our trustee, and could create financial exposure for us.

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

Credit Risks

We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. To take the most recent example, net charge-offs were $131.8 million in 2007, and increased to $572.8 million and $832.3 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline, reaching $31.2 million in 2015, $19.2 million in 2016, and $12.5 million in 2017. In recent years, our loan loss reserves also have declined from high levels. The allowance for loan loss was $189.6 million as of December 31, 2017, down substantially from $896.9 million and $849.2 million at year-end 2009 and 2008, respectively.

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

A significant subset of our home equity lines of credit were originated prior to our mortgage platform sale in 2008. A large number of those loans recently have been and (through 2018) will be switching from interest-only payments to full amortization payments of principal and interest combined. In reserving for potential loss in this portfolio we model an increased rate of default associated with the higher monthly payment requirements when that switch occurs. Our modeling is based, among other things, on our experience with this portfolio, but risk remains that actual default rates could exceed our modeling.

The low-interest rate environment has elevated the traditional challenge for lenders and investors to balance taking on higher risk against the desire for higher income or yield. This challenge applies not only to credit risk in lending activities but also to default and rate risks regarding investments.

As interest rates rise, default risk also rises. As borrowers’ obligations to pay interest increase, financial weaknesses become more evident. Initially this will result in lower consumer credit scores and lower commercial loan grading, and eventually will result in higher default rates.

The composition of our loan portfolio inherently increases our sensitivity to certain credit risks. At December 31, 2017, approximately 58% of total loans consisted of the commercial, financial, and industrial (C&I) category, while approximately 23% consisted of the consumer real estate category.

The largest component of the C&I category at year end was loans to finance and insurance companies, a component which represented about 18% of the C&I category at that time. The second largest component was loans to mortgage companies. As a result, approximately 31% of the C&I category was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions, than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.

The consumer real estate category contains a number of concentrations which affect credit risk assessment of the category.

●	Product concentration. The consumer real estate category consists primarily of consumer installment loans, and much of the remainder consists of home equity lines of credit.

●	Collateral concentration. This entire category is secured by residential real estate. Approximately 24% of the category consists of loans secured on a second-lien basis.

●	Geographic concentration. At year end about 51% of the category related to Tennessee customers, 16% related to North Carolina, 13% related to Florida, 4% related to California, and no other state represented more than 3% of the category.

●	Legacy concentration. We still have more than $1 billion of loans originated before 2009 by our legacy national mortgage lending business. Those include loans we originated and did not sell, along with loans we have repurchased in the course of resolving claims with loan buyers. Our legacy loan portfolio continues to shrink, but the rate of shrinkage is slowing.

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

Our exposure to the volatile oil & gas industry is modest but growing. Our Houston office specializes in commercial lending, which in that office significantly focuses on three areas: energy, commercial real estate (CRE), and commercial, financial, & industrial (C&I). Much of our Houston business is connected, at least in part, to the energy industry, especially oil and gas production and distribution. In addition to general credit and other risks mentioned elsewhere in this Item 1A, the energy business and related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. The shifting balance between demand and supply is expressed most simply in prices. Although the financial impact from recent oil-price volatility on our overall loan business was relatively modest, we did experience elevated charge-offs. The impact was moderate in part because we did not have a substantial portfolio in the industry before prices started to fall. Going forward, volatility in oil prices could impact our financial performance and growth of our Houston-based lending business.

Additional information concerning credit risks and our management of them is set forth under the captions “Asset Quality” beginning on page 31, “Commercial Loan Portfolios” beginning on page 31, “Consumer Loan Portfolios” beginning on page 38, “Credit Risk Management” beginning on page 57, and “Allowance for Loan Losses” beginning on page 67 of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

Operational Risks

Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, malware, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make such systems more robust may also make them less adaptable. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain customer service and compliance at high quality and low cost.

A serious information technology security (cybersecurity) breach can cause significant damage and at the same time be difficult to detect even after it occurs. Among other things, that damage can occur due to outright theft or extortion of our funds, fraud or identity theft perpetrated on customers, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be employees, customers, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. Because of the potentially very serious consequences associated with these risks, our electronic systems and their upgrades need to address internal and external security concerns to a high degree, and our systems have to comply with applicable banking and other regulations pertaining to bank safety and customer protection. Although many of our defenses are systemic and highly technical, others are much older and more basic. For example, periodically we train all our employees to recognize red flags associated with fraud, theft, and other electronic crimes, and we educate our customers as well through regular and episodic security-oriented communications. We expect our systems and regulatory requirements to continue to evolve as technology and criminal techniques also continue to evolve.

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

The operational functions of business counterparties may experience disruptions that could adversely impact us and over which we may have limited or no control. For example, in recent years several major U.S. retailers, a major electronic mail provider, and a major credit reporting firm all experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other data of millions of customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including our Bank. Although our systems are not breached in retailer incursions, these events can increase account fraud and can cause us to reissue a significant number of account cards and take other costly steps to avoid significant theft loss to our Bank and our customers. Our ability to recoup our losses may be limited legally or practically in many situations. Other possible points of incursion or disruption not within our control include internet service providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Failure to build and maintain the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Operational Risk Management” beginning on page 56 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

Competition for talent is substantial and increasing. Moreover, revenue growth in some business lines increasingly depends upon top talent. In the past three years the cost to us of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our best talent will leave us and we will be unable to replace those persons effectively.

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

Service Risks

We provide a wide range of services to customers, and the provision of these services may create claims against us that we provided them in a manner that harmed the customer or a third party, or was not compliant with applicable laws or rules. Our services include lending, loan servicing, fiduciary, custodial, depositary, funds management, insurance, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions “Operational Risk Management” and “Compliance Risk Management,” beginning on pages 56 and 57, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

Regulatory, Legislative, and Legal Risks

The regulatory environment is challenging. We operate in a heavily regulated industry. The regulatory environment changed significantly as a result of Dodd-Frank. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial.

We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” in Item 1 of this report, beginning on page 6, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting our ability to share or receive customer information and increasing our costs.

The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.

We and our Bank both are required to maintain certain regulatory capital levels and ratios. In 2013 regulators adopted enhancements to U.S. capital standards based on international standards known as “Basel III.” They are discussed in Item 1 of this report, in tabular and narrative form, under the caption “Capital Adequacy” starting on page 8.

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

Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions “Capital Adequacy” and “Prompt Corrective Action (PCA)” in Item 1 of this report beginning on pages 8 and 9, respectively; under the captions “Capital—2017 Compared to 2016,” “Capital Management and Adequacy,” and “Market Uncertainties and Prospective Trends” beginning on pages 26, 56, and 66, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Regulatory Capital” in Note 12—Regulatory Capital and Restrictions, beginning on page 131 of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

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

Stress-testing may create unintended adverse incentives which may promote counter-productive tactics. Stress testing includes “rate shocks” which model the financial impact of sudden large increases in market interest rates upon us. In practical effect this encourages banks to shorten the “duration” of their assets (loans and investments), discouraging long-term assets. Shortening duration should improve a bank’s ability to withstand a very large rate shock. However, it also can reduce the effective yield a bank receives from its assets, which would put downward pressure on revenues, margins, and earnings.

Legal disputes are an unavoidable part of business, and the outcome of pending or threatened litigation cannot be predicted with any certainty. We face the risk of litigation from customers, employees, vendors, contractual parties, and other persons, either singly or in class actions, and from federal or state regulators. We manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

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

Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption “Legacy Mortgage Business Risks” beginning on page 21 of this report; under the captions “Repurchase Obligations, Off-Balance Sheet

Arrangements, and Other Contractual Obligations,” “Repurchase and Foreclosure Liability,” “Market Uncertainties and Prospective Trends,” and “Contingent Liabilities” beginning on pages 61, 65, 66, and 70, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Contingencies” in Note 17—Contingencies and Other Disclosures, beginning on page 140 of our 2017 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

Risks of Expense Control

Our ability to successfully manage expenses is important to our long-term survival and prosperity but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change, either by expansion or contraction, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things. The importance of managing expenses has been amplified in the recent slow growth, low net interest margin business environment. In the past five years our noninterest expense generally has grown less quickly than our assets and revenues. However, noninterest expense has been made more volatile year-to-year, and especially quarter-to-quarter, by idiosyncratic charges related to legacy mortgage activities as discussed in this Item 1A under the caption “Legacy Mortgage Business Risks” beginning on page 21. Noninterest expense in 2017 deviated from our recent trend, primarily due to expenses related to strategic acquisitions and tax reform legislation.

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

Geographic Risks

We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact Tennessee and neighboring states where we do our traditional banking business. If the southeastern U.S. were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. Examples of these kinds of risks include: earthquakes in Memphis; hurricanes in south Florida or coastal Texas; a major change in health insurance laws impacting the many healthcare companies in middle Tennessee; and automotive industry plant closures.

We have international assets in the form of loans and letters of credit. Holding non-U.S. assets creates a number of risks: the risk that taxes, fees, prohibitions, and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our holdings; the risk that currency exchange rates could move unfavorably so as to diminish the U.S. dollar value of assets, or to enlarge the U.S. dollar value of liabilities; and the risk that legal recourse against foreign counterparties may be limited in unexpected ways. Our ability to manage those and other risks depends upon a number of factors, including: our ability to recognize and anticipate differences in legal, cultural, and other expectations applicable to customers, regulators, vendors, and other business partners and counterparties; and our ability to recognize and manage any exchange rate risks to which we are exposed.

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

Liquidity and Funding Risks

Liquidity is essential to our business model and a lack of liquidity or an increase in the cost of liquidity may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2017 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.

Deposits traditionally have provided our most affordable funds and by far the largest portion of funding. However, deposit trends can shift with economic conditions. As the economy improves and market rates rise, deposit levels in our Bank might fall, perhaps fairly quickly if a tipping point is reached, as depositors become more comfortable with risk and seek higher returns in other vehicles. This could pressure us to raise our deposit rates, which could shrink our net interest margin if loan rates do not rise correspondingly.

The market among banks for deposits may be impacted by the Basel III capital rules. Those rules generally provide favorable treatment for core deposits. Moreover, institutions with more than $50 billion of assets are required to maintain a minimum Liquidity Coverage ratio. Larger banks covered by this rule may be incented to compete for core deposits vigorously. Although mid-sized banks, like ours, are not directly impacted by this rule, if some large banks in our markets take aggressive actions we could lose deposit share or be compelled to adjust our deposit pricing and practices in ways that could increase our costs.

We also depend upon financing from private institutional or other investors by means of the capital markets. In 2014 we issued $400 million of senior Bank notes due 2019, and in 2015 we issued $500 million of senior holding-company notes due 2020. The 2015 notes refinanced an earlier five-year notes issue. Presently we believe we could access the capital markets again if we desired to do so. Risk remains, however, that capital markets may become unavailable to us for reasons beyond our control.

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

Uncertainties about the future of LIBOR and other benchmark rates may impact our costs and our ability to manage our assets and liabilities to maintain our net interest margin. In 2017 international proposals were made to change, or no longer officially use, certain benchmark interest rates to which many loans and securities are linked. We cannot predict how or when LIBOR and other benchmarks may change nor the impact such changes may have on us, our customers, or the market for our notes or preferred stock.

Events affecting interest rates, markets, and other factors may adversely affect the demand for our products and services in our fixed income business. As a result, disruptions in those areas may adversely impact our earnings in that business unit.

Credit Ratings

Our credit ratings directly affect the availability and cost of our unsecured funding. FHN and the Bank currently receive ratings from several rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Fitch Ratings, is considered investment grade for many purposes. At December 31, 2017, both rating agencies rated the unsecured senior debt of FHN and of the Bank as investment grade. The ratings outlook from Fitch was positive, and stable from Moody’s for both FHN and the Bank. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

Reductions in our credit ratings could result in counterparties reducing or terminating their relationships with us. Some parties with whom we do business may have internal policies restricting the business that can be done with financial institutions, such as the Bank, that have credit ratings lower than a certain threshold.

Reductions in our credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. At this time, those of our ISDA master agreements which have ratings triggers reference the lower of Standard & Poor’s Financial Services LLC or

Moody’s ratings. Based on those ratings, for some time we have been required to post collateral in the amount of our derivative liability positions with most derivative counterparties. Should a credit rating downgrade occur, the maximum additional collateral we would have been required to post is approximately $1 million as of December 31, 2017.

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

We may be in a transitional period, from a low-rate environment to one with more normal, or at least somewhat higher, rates. The yield curve eventually may steepen, though at least in the short term it has tended to flatten as short-term rates have risen somewhat faster than long-term ones. With higher rates and (eventually) a steeper yield curve, the new environment eventually should be positive for us, overall. However, some effects may be negative and the timing of various effects will be uneven. Examples include: (i) rising rates may create transitory but significant outflows of deposits, which in turn could necessitate additional (and more costly) borrowing or raising deposit rates more quickly than anticipated; (ii) rising rates are likely to dampen consumer demand for mortgages, which could quickly reduce demand for our mortgage warehouse lending products; (iii) mortgage demand may change unevenly, with a brief uptick (to lock in still-low rates) followed by a more pronounced down-trend; and (iv) long-term rate changes may continue to lag short-term changes due to external factors such as high foreign demand for U.S. dollar fixed income securities.

Although our overall balance sheet remains asset-sensitive, we have partially moderated that sensitivity, which would somewhat diminish the benefits we otherwise would realize from a general rise in interest rates. Our asset-liability management has positioned our balance sheet to be “asset-sensitive.” As such, a general rise in rates should benefit us if, as we expect, the deposit and other rates we pay tend to rise more slowly than the rates we charge or receive on our assets. We believe an asset sensitive balance sheet remains appropriate. However, as short-term rates continue to rise from near zero, the risk of a future lowering of interest rates becomes more significant. The acquisition of Capital Bank has moderated our asset sensitivity slightly, which will somewhat diminish the benefits we otherwise would have realized from a general rise in interest rates. We believe an asset sensitive balance sheet remains appropriate, as we balance the market’s expectations for further rate increases against our exposure to, and the likelihood of, falling interest rates.

Expectations by the market regarding the direction of future interest rate movements can impact the demand for fixed income investments which in turn can impact the revenues of our fixed income business. That risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.

Asset Inventories and Market Risks

The trading securities inventories and loans held for sale in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory and loan positions for purposes of distribution to customers, and we are exposed to certain market risks attributable principally to credit risk and interest rate risk associated with these assets. We manage the risks of holding inventories of securities and loans through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses.

Average fixed income trading securities (long positions) were $1.2 billion for 2017, $1.2 billion for 2016, and $1.3 billion for 2015. Average fixed income trading liabilities (short positions) were $.8 billion, $.8 billion, $.7 billion for 2017, 2016, and 2015, respectively. Average loans held for sale in our fixed income business were $.3 billion for 2017, and were insignificant for earlier years. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Market Risk Management” beginning on page 53 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report, which is part of the material from that Report that has been incorporated by reference into Item 7 of this report.

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

Accounting & Tax Risks

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length. Currently those include: the level of reserves for loan repurchase, make-whole, and foreclosure losses; the valuation of our deferred tax assets; and the valuation of our goodwill. Estimates are made at specific points in time; as actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our goodwill or other assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, we are unable to make estimates until fairly late in a lengthy process.

We lack first-hand visibility regarding certain loans, other assets, or liabilities which increases the risk that our estimates may be inaccurate. For example, interagency supervisory guidance related to practices for loans and lines of credit secured by junior liens on 1-4 family residential properties requires that the performance of the first lien should be considered when assessing the collectability and inherent loss of a performing junior lien. Additionally, the OCC has clarified that an institution’s income recognition policy should incorporate management’s consideration of all reasonably available information including, for junior liens, the performance of the associated senior liens as well as trends in other credit quality indicators. We own and service a consumer real estate portfolio that is primarily composed of home equity lines and installment loans. As of December 31, 2017, that amount was $6.4 billion. As of December 31, 2017, approximately $1.4 billion, or 21%, of the consumer real estate portfolio consisted of stand-alone second liens while $.2 billion, or 3%, were second liens whose first liens are owned or serviced by FHN. We are not able to actively monitor the performance status of the first liens that are serviced by others. We obtain first lien performance information from third parties and through loss mitigation activities, and we place a stand-alone second lien loan on nonaccrual if we discover that there are performance issues with the first lien loan. It is possible that if our evaluation methods change or information sources otherwise improve our additions to nonperforming loans may be material.

Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings. Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry.

One such pending accounting change, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” substantially revises the measurement and recognition of credit losses for certain assets, including most loans, in a manner that could substantially and adversely change when and how we recognize loan loss. Under ASU 2016-13, when we make a new loan that is covered by the standard, we will be required to recognize immediately the “current expected credit loss,” or “CECL,” of that loan. We will also re-evaluate CECL each quarter the loan is outstanding. CECL is the difference between our cost and the net amount we expect to collect over the life of the loan using certain estimation methods and our experience with other, similar loans. In contrast, the current accounting standard delays recognition of credit loss until loss is “probable” (very likely). As a result, once we adopt ASU 2016-13 and the CECL accounting process (expected for 2020), recognition of estimated credit loss will be significantly accelerated compared to current practice. This change potentially could: result in a significant increase, especially at the time of adoption but also during any period of loan growth, in our loan loss provision (expense) and allowance (reserve); through the increased provision, adversely impact our earnings and, correspondingly, our regulatory capital levels; and, enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year, especially during times when the economy is in transition.

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

A reduction in our taxable earnings outlook, reduction in our income tax rate, or both could adversely affect the value of our deferred tax asset. At December 31, 2017 our gross deferred tax asset after valuation allowance was approximately $330.6 million. The value of our deferred tax asset depends in part upon our estimation of our ability to realize the asset during applicable future periods and upon our estimate of our effective tax rate.

Changes in income tax rates applicable to us can positively or adversely affect the value of our deferred tax asset suddenly. Increases in rates tend to make our deferred tax assets (“DTA”) more valuable, while decreases tend to reduce value. As an example, in response to corporate tax rate cuts enacted late in 2017, we recognized an $82.0 million charge against fourth quarter earnings, a substantial majority of which related to DTA valuation adjustments.

Tax Reform Law Risks

The Tax Cuts and Jobs Act (“Tax Reform Law”), enacted late in 2017, creates the potential for significant operating benefits for us in the long term, but also creates the potential for certain risks. In most cases the actual effects of the Law will not be known for some time.

An immediate impact to us of the Tax Reform Law’s reduction in the corporate income tax rate was a substantial charge to earnings in the fourth quarter of 2017, primarily to reflect estimated loss in value of our deferred tax assets. These assets generally represent tax deductions we anticipate taking in the future. The value of any future deduction depends heavily upon the tax rate expected to apply in the future.

The Tax Reform Law restricts our ability to deduct FDIC premiums, which effectively increases the cost of this expense. If later we exceed $50 billion in asset size, we will not be able to deduct FDIC premiums at all.

The Tax Reform Law limits the ability of a business to deduct net business interest expense. For many businesses, this provision will make the costs of borrowing higher, and therefore could tend to discourage borrowing, especially in those sectors which rely heavily on borrowed capital.

The Tax Reform Law may reduce an individual’s ability to deduct home mortgage interest and property taxes. This provision could tend to weaken demand for home mortgage and home equity loans by making the practical costs higher, and for similar reasons could adversely affect home values. Those impacts may be higher in high-price, high-income markets and lower in other markets.

Risks of Holding our Stock

The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank cannot currently pay dividends to us without regulatory approval. We primarily depend upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred stockholders, and to service our outstanding debt. Regulatory constraints may prevent the Bank from declaring and paying dividends to us in 2018 without regulatory approval. Applying the applicable regulatory rules, as of December 31, 2017 and 2016, the Bank had negative $156.7 million and negative $132.5 million, respectively, available for dividends. At January 1, 2018, under those rules, the Bank could legally declare cash dividends on the Bank’s common or preferred stock of approximately $51.1 million without obtaining regulatory approval. That amount will improve during 2018 only to the extent that the Bank’s earnings for the year exceed preferred and any common dividends for the year.

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

At December 31, 2017, we believe our physical properties are suitable and adequate for the businesses we conduct.

ITEM 3. LEGAL PROCEEDINGS

The “Contingencies” section from Note 17—Contingencies and Other Disclosures to the Consolidated Financial Statements appearing on pages

140-145 of our 2017 Annual Report to shareholders is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

The following is a list of our executive officers, along with certain supplemental information, all presented as of February 20, 2018. The executive officers generally are appointed at the April meeting of our Board of

Directors following the annual meeting of shareholders for a term of one year and until their successors are elected and qualified.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
John M. Daniel Age: 63	Executive Vice President—Chief Human Resources Officer of FHN & the Bank (2006)
Mr. Daniel joined FHN as the Executive Vice President in charge of human resources in 2006. From January 2001 to September 2006, Mr. Daniel was the Executive Vice President in charge of human resources for Regions Financial Corporation.
Jeff L. Fleming Age: 56	Executive Vice President—Chief Accounting Officer and Corporate Controller of FHN & the Bank (2012); principal accounting officer
Mr. Fleming became Executive Vice President—Chief Accounting Officer in 2012. He first joined FHN in the Accounting Division in 1984. From 2010 to 2011 he was Executive Vice President—Corporate Controller, from 2008 to 2010 he was Senior Vice President—Corporate Controller and from 2004 to 2008 he was Senior Vice President – Director of Corporate Accounting.
35

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
D. Bryan Jordan Age: 56	President and Chief Executive Officer (2008) and Chairman of the Board (2012) of FHN & the Bank; principal executive officer
Mr. Jordan became President and Chief Executive Officer in 2008, and was elected Chairman in 2012. From May 2007 until September 2008 Mr. Jordan was Executive Vice President and Chief Financial Officer of FHN and the Bank. From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until April 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and, from November 2006, a Senior Executive Vice President of Regions.
Michael E. Kisber Age: 59	President—FTN Financial of FHN & the Bank (2011)
Mr. Kisber became President of the Bank’s FTN Financial division in 2011. He joined FTN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President, and in 2008 he became Director of Fixed Income.
William C. Losch III Age: 47	Executive Vice President—Chief Financial Officer of FHN & the Bank (2009); principal financial officer
Mr. Losch joined FHN as Executive Vice President—Chief Financial Officer in 2009. From 1998 to 2009, Mr. Losch was with Wachovia Corporation. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to 2009.
David T. Popwell Age: 58	President—Banking of FHN & the Bank (2013)
Mr. Popwell became President of the Bank’s regional banking business in January 2013. In 2011 and 2012 Mr. Popwell was Executive Vice President—Regional Banking and Banking Chief Operating Officer for FHN and the Bank. From 2008 to 2011 Mr. Popwell was the Banking Chief Operating Officer of the Bank, and from 2007 to 2008 Mr. Popwell was the Market Manager for the Bank’s Mid-South Market. From 2004 to 2007 Mr. Popwell was President of SunTrust Bank—Memphis, and prior to that was an Executive Vice President of National Commerce Financial Corp.
Susan L. Springfield Age: 53	Executive Vice President—Chief Credit Officer of FHN & the Bank (2013)
Ms. Springfield became Executive Vice President—Chief Credit Officer in January 2013. She has served the Bank in various capacities since 1998. Most recently: in 2011 she was Executive Vice President—Commercial Banking; from 2009 to 2010 she was Executive Vice President – Commercial Credit Risk Executive; and from 2005 to 2008 she was Executive Vice President—Commercial Credit Risk Manager.
Charles T. Tuggle, Jr. Age: 69	Executive Vice President—General Counsel of FHN & the Bank (2008)
Mr. Tuggle became Executive Vice President—General Counsel in 2008. From 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FTN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FTN Financial. From 1998 to 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.
Yousef A. Valine Age: 58	Executive Vice President—Chief Risk Officer of FHN & the Bank (2010)
Mr. Valine joined FHN in 2009 and became Executive Vice President—Chief Risk Officer in 2010. From June to December 2009, Mr. Valine served as Executive Vice President—Corporate Risk Management of FHN and the Bank. From 1985 until June 2009, Mr. Valine was with Wachovia Corporation, most recently serving as Executive Vice President and Chief Operating Officer of its enterprise-wide risk management division from 2007 until June 2009, as the head of its Institutional Risk Group in 2006, and as its chief operational risk officer in 2005.
36

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2017, there were 9,319 shareholders of record of our common stock. Additional information called for by this Item is incorporated herein by reference to the following:

(i)	Table 32 - Summary of Quarterly Financial Information (page 71), Selected Financial and Operating Data table (page 2), and “Liquidity Risk Management” (beginning on page 58) within the Management’s Discussion and
Analysis of Financial Condition and Results of Operations section contained in our 2017 Annual Report to shareholders,

(ii)	the “Restrictions on dividends” section within Note 12—Regulatory Capital and Restrictions beginning on page 132 of the 2017 Annual Report to shareholders, and

(iii)	the “Payment of Dividends” and “Transactions with Affiliates” subsections beginning on pages 7 and 8, respectively, of Item 1 of this report on Form 10-K.

Sales of Unregistered Common and Preferred Stock

Common Stock. On October 2, 2017, we issued 258,543 shares of common stock, par value $0.625 per share, as closing consideration for the Bank’s purchase of PMC Services Company, LLC. There were no underwriters involved in the transaction. The issuance was not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act (relating to transactions not involving a public offering).

Preferred Stock. Not applicable.

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

Additional information concerning repurchase activity during the final three months of 2017 is presented in Table 12, and the surrounding notes and other text, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section appearing on pages 29-30 of our 2017 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is incorporated herein by reference to the Selected Financial and

Operating Data table appearing on page 2 of our 2017 Annual Report to shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the Glossary of Selected Financial Terms and Acronyms sections, and the Consolidated Historical Statements of

Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-78 and 191-193 of our 2017 Annual Report to shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated herein by reference to Note 22—Derivatives to the Consolidated Financial Statements, and to “Market Risk Management” and “Interest Rate Risk Management” within the Management’s

Discussion and Analysis of Financial Condition and Results of Operations section, which appear, respectively, on pages 163-169 and on pages 53-55 and 55-56 of our 2017 Annual Report to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, the Reports of Independent Registered Public Accounting Firm, the consolidated financial statements and the notes thereto, and Table 32 - Summary of Quarterly Financial Information, appearing, respectively, on pages 79-190 and on page 71 of our 2017 Annual Report to shareholders.

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

Reports on Internal Control over Financial Reporting

The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 79-81 of our 2017 Annual Report to shareholders and are incorporated herein by this reference.

Changes in Internal Control over Financial Reporting

Other than as explained below, there have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 30, 2017, we acquired Capital Bank Financial Corp. (“CBF”) and its subsidiaries, including

Capital Bank Corporation, by merger.  As permitted by Securities and Exchange Commission rules, we elected to exclude CBF from our assessment of internal control over financial reporting as of December 31, 2017. Our integration of CBF’s systems and processes with our own could cause changes to our internal controls over financial reporting in future periods.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In 2017 there were no material amendments to the procedures, described in our 2018 Proxy Statement under the caption “Shareholder Proposal and Nomination Deadlines,” by which security holders may recommend nominees to our Board of Directors.

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of FHN and its subsidiaries. A copy of the Code has been filed or incorporated by reference as Exhibit 14 to this report and is posted on our current internet website (at www.firsthorizon.com; click on “Investor Relations,” then “Corporate Governance,” and lastly click on

“Governance Documents” on the left side of the website). A paper copy of the Code is available without charge upon written request addressed to our Corporate Secretary at our main office, 165 Madison Avenue, Memphis, Tennessee 38103. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on our internet website, the address for which is listed in this paragraph above.

Other information required by this Item related to the topics mentioned in the table below is incorporated herein by reference to the disclosures indicated in the table.

Item 10 Topics	Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and audit committee financial experts	“Independence & Categorical Standards,” “Committee Charters and Committee Composition,” “The Audit Committee,” and “Vote Item No. 1—Election of Directors” in our 2018 Proxy Statement (excluding the Audit Committee Report and the statements regarding the existence, availability, and location of the Audit Committee’s charter)
Executive officers	“Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report
Compliance with Section 16(a) of the Securities Exchange Act of 1934	“Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to the following sections of our 2018 Proxy Statement, all of which are incorporated into this Item by reference: “Compensation Committee Interlocks & Insider Participation,” “The Compensation Committee,” “Compensation Discussion & Analysis,” “Recent Compensation,” “Post-Employment Compensation,” “Director Compensation,” and “Other Legal Disclosures.”

The section of our 2018 Proxy Statement captioned “Compensation Risk” provides information concerning our management of certain risks associated with our compensation policies and practices. We do not believe those risks are reasonably likely to have a material adverse effect upon us; accordingly, we do not believe that information is required to be provided in this Item.

The information required by Item 407(e)(5) of Regulation S-K is provided in our 2018 Proxy Statement under the caption “Compensation Committee Report.” As permitted by the instructions for that Item, the information under that caption is not “filed” with this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The table below provides information as of December 31, 2017 regarding shares of our common stock that may be issued under the following plans:

●	Equity Compensation Plan (“ECP”)

●	1997 Employee Stock Option Plans (“1997 Plan”)

●	1995 Non-employee Directors’ Deferred Compensation Stock Option Plan (“First Directors’ Plan”)
●	2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“Second Directors’ Plan”)

●	1996 and 2002 Bank Director and Advisory Board Member Deferral Plans (“Advisory Board Plans”)

●	Capital Bank Financial Corp. 2013 Omnibus Compensation Plan; North American Financial Holdings 2010 Equity Incentive Plan; FNB United Corp. 2012 Incentive Plan; and FNB United Corp. 2003 Stock Incentive Plan (“CBF Plans”)

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2017

		A		B	C
Plan Category		Number of Securities to be Issued upon Exercise of Outstanding Options (1)		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col. A)
Equity Compensation Plans Approved by Shareowners	(2)	4,221,621	(3)	$ 12.712/shr	10,233,661
Equity Compensation Plans Not Approved by Shareowners	(4)	2,386,905	(4)	24.019/shr	— (4)
Total		6,608,571		$ 16.796/shr	10,233,661

(1)	The numbers of shares covered by stock options and the related option prices have been adjusted proportionately to reflect the estimated economic effects of dividends distributed in common stock effective October 1, 2008 through January 1, 2011. The cumulative compound adjustment factor related to those dividends is 20.038%.
(2)	Consists of the First and Second Directors’ Plans, the ECP, and the CBF Plans. The First Directors’ Plan and the Second Directors’ Plan were approved by shareowners in 1995 and 2000, respectively; all have terminated. The ECP initially was approved by shareowners in 2003, and most recently was re-approved in 2016. The CBF Plans, as to which no new awards will be granted, were approved by shareholders of certain predecessor companies which, directly or indirectly, FHN has acquired.
(3)	Includes 87,575 outstanding options issued directly or indirectly in connection with employee and non-employee director cash deferrals of approximately $0.5 million. As of December 31, 2017, a total of 87,575 shares of FHN common stock were issuable upon the exercise of outstanding options under terminated plans approved by shareowners.
(4)	Consists of the 1997 Plan and the Advisory Board Plans, all of which have terminated. These outstanding options were issued directly or indirectly in connection with employee and advisory board cash deferrals of approximately $10.7 million.

Only the ECP still permits new awards; all other plans have terminated. At December 31, 2017, the total number of shares issuable upon exercise of outstanding options under the ECP was 3,097,414 shares; that number under the terminated plans was 3,511,157 shares.

Shares covered by outstanding options are shown in column A. Outstanding equity awards other than options, consisting of unvested stock units and restricted stock, are not included in any column. In total, 4,234,765 shares are covered by outstanding awards other than options, all granted under the ECP.

In addition, there are 327,241 fully vested deferral stock units outstanding that are the result of previously exercised options under expired plans for which the receipt of the shares was deferred by the employee.

Column C presents the total number of shares available for new awards under the ECP at December 31, 2017, assuming eventual full exercise or vesting of all shares covered by awards outstanding on that date. Of that total, no more than 7,927,593 shares are available for new awards other than options.

Of the options outstanding at December 31, 2017 (the total under column A), approximately 37% were issued directly or indirectly in connection with employee and director cash deferral elections. We received over many years a total of approximately $10.4 million in employee cash deferrals and $0.8 million in non-employee director and advisory board retainer and meeting fee deferrals related to outstanding deferral options. The opportunity to defer portions of compensation in exchange for options has not been offered to employees, directors, or advisory board members since 2004.

Description of Equity Compensation Plans Not Approved by Shareholders

The 1997 Plan

The 1997 Plan was adopted by the Board of Directors in 1996 and expired in 2007. The 1997 Plan authorized the grant of nonqualified stock options.

Options were granted under the 1997 Plan prior to its expiration pursuant to a management option program, covering a wide range of management-level employees. The last management options granted under the 1997 Plan, with seven-year terms, expired in 2014. However, prior to 2005 certain employees could elect to defer a portion of their annual compensation into stock options under the 1997 Plan. Deferral options still outstanding had a term of 20 years. All options still outstanding under the 1997 Plan were issued directly or indirectly in connection with the deferral program.

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

As of December 31, 2017, options covering 2,364,873 shares of our common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 20,763,014 shares had been exercised during the life of the plan. The 1997 Plan was filed most recently as Exhibit 10.2(d) in our Form 10-Q for the quarter ended June 30, 2009.

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

As of December 31, 2017, options covering 22,077 shares of our common stock were outstanding under the Advisory Board Plans, no shares remained available for future option grants, and options covering 82,888 shares had been exercised during the life of the Plans. The Advisory Board Plans were included as Exhibits 10.1(f) and 10.1(g) to our Form 10-Q for the quarter ended June 30, 2009.

Beneficial Ownership of Corporation Stock

The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of our 2018 Proxy Statement.

Change in Control Arrangements

FHN is not aware of any arrangements which may result in a change in control of FHN.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated herein by reference to the following sections of our 2018 Proxy Statement, all of which are incorporated into this Item by reference: “Independence & Categorical Standards,” “Approval, Monitoring & Ratification Procedures for Related Party Transactions,” “Transactions with Related Persons,” and “Taylor Arrangements.” All other references to the compensation of, and employment arrangements we have with, R. Eugene Taylor that appear in the “Director Compensation” section of our 2018 Proxy Statement similarly are incorporated into this Item by reference. Our independent directors and nominees are identified in the second paragraph of the “Independence” discussion within the “Independence & Categorical Standards” section of our 2018 Proxy Statement.

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

Information regarding fees billed to FHN by our Auditor, KPMG LLP, for the two most recent fiscal years is incorporated herein by reference to the section of our 2018 Proxy Statement captioned “Vote Item No. 4—Ratification of Appointment of Auditors.” No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements and Related Reports

Our consolidated financial statements, the notes thereto, and the reports of management and independent public accountants, as listed below, are incorporated herein by reference to the pages of our 2017 Annual Report to shareholders indicated below.

Ann Rpt Pg	Statement or Report Incorporated
79	Report of Management on Internal Control over Financial Reporting
80-82	Reports of Independent Registered Public Accounting Firm
83-84	Consolidated Statements of Condition as of December 31, 2017 and 2016
85-86	Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015
87	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015
88	Consolidated Statements of Equity for the years ended December 31, 2017, 2016, and 2015
89-90	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
91-190	Notes to Consolidated Financial Statements

Financial Statement Schedules

Not applicable.

Exhibits

Each exhibit marked + is filed herewith.

Each exhibit marked * represents a management contract or compensatory plan or arrangement required to be identified as such and filed as an exhibit.

Each exhibit marked ** is “furnished” pursuant to 18 U.S.C. Section 1350 and is not “filed” as part of this Report or as a separate disclosure document.

The phrase “2017 named executive officers” refers to those executive officers whose 2017 compensation is described in FHN’s 2018 Proxy Statement.

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

Corporate Exhibits

2.1

Agreement and Plan of Merger, dated as of May 3, 2017, by and among First Horizon National Corporation, Capital Bank Financial Corp., and Firestone Sub, Inc., incorporated by reference to Exhibit 2.1 to First Horizon’s Current Report on Form 8-K filed May 5, 2017.

3.1

Restated Charter of FHN, incorporated by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated May 1, 2013.

3.2

Bylaws of First Horizon National Corporation, as amended and restated effective November 30, 2017, incorporated by reference to Exhibit 3.1 to FHN’s Current report on Form 8-K filed December 1, 2017.

44

4.1

Deposit Agreement, dated as of January 31, 2013, by and among FHN, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of depositary receipts described therein, incorporated by reference to Exhibit 4.1 to FHN’s Current Report on Form 8-K filed January 31, 2013.

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

*10.1(b)

1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008, incorporated by reference to Exhibit 10.2(d) to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(c)

[1995] Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008, incorporated by reference to Exhibit 10.1(d) to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*10.1(d)

2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008, incorporated by reference to Exhibit 10.1(e) to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

*Performance-Based Equity Award Documents

*10.2(a)

Form of Grant Notice for Performance Stock Units – Total Corporate Performance [2014], incorporated by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.2(b)

Form of Grant Notice for Executive Performance Stock Units [2015], incorporated by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

*10.2(c)

Form of Grant Notice for Executive Performance Stock Units [2016], incorporated by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.2(d)

Form of Grant Notice for Special Retention Stock Units [2016], incorporated by reference to Exhibit 10.6 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.2(e)

Form of Grant Notice for Executive Performance Stock Units [2017], incorporated by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

*Stock Option Award Documents

*10.3(a)

Form of Agreement To Defer Receipt Of Shares Following Option Exercise, incorporated by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.3(b)

Form of Stock Option Grant Notice, incorporated by reference to Exhibit 10.5(e) to FHN’s 2004 Annual Report on Form 10-K.

*10.3(c)

First Tennessee Stock Option Enhancement Program, incorporated by reference to Exhibit 10.5(o) to FHN’s Annual Report on Form 10-K for the year ended December 31, 2006.

*10.3(e)

Form of Executive Stock Option Grant Notice [2012], incorporated by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*10.3(f)

Form of Executive Stock Option Grant Notice [2013], incorporated by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.3(g)

Form of Grant Notice for Executive Stock Options [2014], incorporated by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

*10.3(h)

Form of Grant Notice for Executive Stock Options [2015], incorporated by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

*10.3(i)

Form of Grant Notice for Executive Stock Options [2016], incorporated by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.3(j)

Form of Grant Notice for Special Retention Stock Options [2016], incorporated by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.3(i)

Form of Grant Notice for Executive Stock Options [2017], incorporated by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

*Other Equity-Based Award Documents

*10.4(a)

Form of Executive Retention Restricted Stock Grant Notice [2013], incorporated by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

*10.4(b)

Form of Grant Notice for Executive Restricted Stock Units [2015], incorporated by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

*10.4(c)

Form of Grant Notice for Executive Retention Restricted Stock [2015], incorporated by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

*10.4(d)

Form of Grant Notice for Executive Restricted Stock Units [2016], incorporated by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.4(e)

Form of Grant Notice for Executive Retention Restricted Stock Units [2016], incorporated by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*10.4(f)

Form of Grant Notice for Executive Restricted Stock Units [2017], incorporated by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

*10.4(g)

Sections of Director Policy pertaining to compensation, incorporated by reference to Exhibit 10.5 to FHN’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

*Management Cash Incentive Plan Documents

*10.5(a)

Management Incentive Plan (as amended and restated April 26, 2016), incorporated by reference to Appendix B to FHN’s Proxy Statement for its annual meeting on April 26, 2016.

*10.5(b)

Portions of FTN Financial Incentive Compensation Plan (as amended and restated October 2017) applicable to the annual bonus opportunity of the President—FTN Financial under the Management Incentive Plan, incorporated by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. This Exhibit applies to that bonus opportunity pursuant to FHN’s bylaws, the charter of the Board’s Compensation Committee, and action by the Committee taken on July 18, 2006.

*10.5(d)

Firstpower Annual Bonus Plan, incorporated by reference to Exhibit 10.1 to FHN’s Current Report on Form 8-K filed August 21, 2008.

*Other Exhibits relating to Employment, Retirement, Severance, or Separation

*10.6(a)

February 2007 form of change-in-control severance agreement between FHN and its executive officers, incorporated by reference to Exhibit 10.7(a2) to FHN’s Current Report on Form 8-K dated February 20, 2007.

*10.6(b)

Form of Amendment to February 2007 form of change-in-control severance agreement between FHN and its executive officers, incorporated by reference to Exhibit 10.7(a4) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6(c)

October 2007 form of change-in-control severance agreement between FHN and its executive officers,

incorporated by reference to Exhibit 10.7(a5) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6(d)

Form of Change in Control Severance Agreement offered to executive officers on or after November 14, 2008, incorporated by reference to Exhibit 10.2 to FHN’s Current Report on Form 8-K filed November 24, 2008.

*10.6(e)

Form of Pension Restoration Plan (amended and restated as of January 1, 2008), incorporated by reference to Exhibit 10.7(e) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.6(f)

Form of Amendment to Pension Restoration Plan, incorporated by reference to Exhibit 10.7(d2) to FHN’s Annual Report on Form 10-K for the year ended December 31, 2009.

*10.6(g)

Form of Amendment No. 3 to Pension Restoration Plan, incorporated by reference to Exhibit 10. 2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

*10.6(h)

Form of First Horizon National Corporation Savings Restoration Plan, incorporated by reference to Exhibit 10.1 to FHN’s Current Report on Form 8-K filed July 17, 2012.

*10.6(i)

Employment Agreement with R. Eugene Taylor, dated as of May 3, 2017, incorporated by reference to Exhibit 10.1 to FHN’s Current Report on Form 8-K dated November 30, 2017.

*Documents Related to Other Deferral Plans and Programs

*10.7(a)

Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement, incorporated by reference to Exhibit 10.4 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.7(b)

Form of Amendment to Directors and Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.1(a3) to FHN’s Quarterly

Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(c)

Rate Applicable to Participating Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

*10.7(d)

Director Deferral Agreements with schedule, incorporated by reference to Exhibit 10(k) to FHN’s 1992 Annual Report on Form 10-K and Exhibit 10(j) to FHN’s 1995 Annual Report on Form 10-K.

*10.7(e)

Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan], incorporated by reference to Exhibit 10.1(c) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(f)

Form of FTN Financial Deferred Compensation Plan Amended and Restated Effective January 1, 2008, incorporated by reference to Exhibit 10.1(j) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*10.7(g)

Form of Deferred Compensation Agreement used under FHN’s 2003 Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature, incorporated by reference to Exhibit 10(z) to FHN’s Current Report on Form 8-K dated January 3, 2005.

*Other Exhibits related to Management or Directors

*10.8(a)

Survivor Benefits Plan, as amended and restated July 18, 2006, incorporated by reference to Exhibit 10.8 to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

*10.8(b)

Other Compensation and Benefit Arrangements for Non-employee Directors, incorporated by reference to Exhibit 10.8(b) to FHN’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

*10.8(c)

Description of Long-Term Disability Program, incorporated by reference to Exhibit 10.2 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.8(d)

Form of Indemnity Agreement with directors and executive officers [2004 form], incorporated by reference to Exhibit 10.3 to FHN’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.8(e)

Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers, incorporated by reference to Exhibit 10.4 to FHN’s Current Report on Form 8-K filed April 28, 2008.

*10.8(f)

Form of Indemnity Agreement with directors and executive officers (April 2008 revision), incorporated by reference to Exhibit 10.5 to FHN’s Current Report on Form 8-K filed April 28, 2008.

*10.8(g) +

List of Certain Benefits Available to Executive Officers.

*10.8(h) +

Description of 2018 Salary Rates for 2017 Named Executive Officers.

Other Material Contract Exhibits

[reserved]

Other Exhibits

12 +

Consolidated ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends, and information regarding computation of those ratios

13 +

Pages 1 through 194 of the First Horizon National Corporation 2017 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated by reference are deemed not to be “filed” with the Commission.

14

Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibit 14 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

**32(a) +

18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

**32(b) +

18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)

99.1

Conformed copy of Mortgage Loan Subservicing Agreement dated June 3, 2008 related to the subservicing of certain mortgage loans, incorporated by reference to Exhibit 10.2 to FHN’s Current Report on Form 8-K/A filed June 4, 2008

XBRL Exhibits

101 +

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL:

(i)	Consolidated Statements of Condition at December 31, 2017 and 2016
(ii)	Consolidated Statements of Income for the Years Ended December 31, 2017, 2016, and 2015
(iii)	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015
(iv)	Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016, and 2015
(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015
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

FIRST HORIZON NATIONAL CORPORATION

Date: February 28, 2018	By:	/s/ William C. Losch III
William C. Losch III, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date	Signature*	Title	Date
D. Bryan Jordan D. Bryan Jordan	President, Chief Executive Officer, Chairman of the Board, and a Director (principal executive officer)	February 28, 2018	William C. Losch III William C. Losch III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2018
Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	February 28, 2018	John C. Compton John C. Compton	Director	February 28, 2018
Mark A. Emkes Mark A. Emkes	Director	February 28, 2018	Peter N. Foss Peter N. Foss	Director	February 28, 2018
Corydon J. Gilchrist Corydon J. Gilchrist	Director	February 28, 2018	Scott M. Niswonger Scott M. Niswonger	Director	February 28, 2018
Vicki R. Palmer Vicki R. Palmer	Director	February 28, 2018	Colin V. Reed Colin V. Reed	Director	February 28, 2018
Cecelia D. Stewart Cecelia D. Stewart	Director	February 28, 2018	Rajesh Subramaniam Rajesh Subramaniam	Director	February 28, 2018
R. Eugene Taylor R. Eugene Taylor	Director	February 28, 2018	Luke Yancy III Luke Yancy III	Director	February 28, 2018

*By: /s/ Clyde A. Billings, Jr.	February 28, 2018
Clyde A. Billings, Jr.
As Attorney-in-Fact
50