Form 10-Q
period 2018-03-31
FIRST HORIZON NATIONAL CORP
filed 2018-05-08
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2018
Common Stock, $.625 par value	327,193,702

FIRST HORIZON NATIONAL CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)	December 31
	March 31
(Dollars in thousands, except per share amounts)	2018	2017
Assets:
Cash and due from banks	$459,820	$639,073
Federal funds sold	62,541	87,364
Securities purchased under agreements to resell (Note 15)	910,670	725,609
Total cash and cash equivalents	1,433,031	1,452,046
Interest-bearing cash	309,351	1,185,600
Trading securities	1,759,430	1,416,345
Loans held-for-sale (a)	770,412	699,377
Securities available-for-sale (Note 3)	4,826,155	5,170,255
Securities held-to-maturity (Note 3)	10,000	10,000
Loans, net of unearned income (Note 4) (b)	27,249,793	27,658,929
Less: Allowance for loan losses (Note 5)	187,194	189,555
Total net loans	27,062,599	27,469,374
Goodwill (Note 6)	1,398,501	1,386,853
Other intangible assets, net (Note 6)	174,415	184,389
Fixed income receivables	94,036	68,693
Premises and equipment, net (March 31, 2018 and December 31, 2017 include $43.2 million and $53.2 million, respectively, classified as held-for-sale)	531,981	532,251
Other real estate owned (“OREO”) (c)	35,715	43,382
Derivative assets (Note 14)	114,348	81,634
Other assets	1,943,221	1,723,189
Total assets	$40,463,195	$41,423,388
Liabilities and equity:
Deposits:
Savings (December 31, 2017 includes $22.6 million classified as held-for-sale)	$11,283,551	$10,872,665
Time deposits, net (December 31, 2017 includes $8.0 million classified as held-for-sale)	3,328,732	3,322,921
Other interest-bearing deposits	8,225,822	8,401,773
Interest-bearing	22,838,105	22,597,359
Noninterest-bearing (December 31, 2017 includes $4.8 million classified as held-for-sale)	7,980,846	8,023,003
Total deposits	30,818,951	30,620,362
Federal funds purchased	392,714	399,820
Securities sold under agreements to repurchase (Note 15)	672,154	656,602
Trading liabilities	827,362	638,515
Other short-term borrowings	1,332,141	2,626,213
Term borrowings	1,214,967	1,218,097
Fixed income payables	6,167	48,996
Derivative liabilities (Note 14)	121,394	85,061
Other liabilities	504,817	549,234
Total liabilities	35,890,667	36,842,900
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on March 31, 2018 and December 31, 2017)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 327,193,702 on March 31, 2018 and 326,736,214 on December 31, 2017)	204,496	204,211
Capital surplus	3,155,407	3,147,613
Undivided profits	1,211,655	1,160,434
Accumulated other comprehensive loss, net (Note 8)	(390,085)	(322,825)
Total First Horizon National Corporation Shareholders’ Equity	4,277,097	4,285,057
Noncontrolling interest	295,431	295,431
Total equity	4,572,528	4,580,488
Total liabilities and equity	$40,463,195	$41,423,388
See accompanying notes to consolidated condensed financial statements.

(a)	March 31, 2018 and December 31, 2017 include $9.1 million and $11.7 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)	March 31, 2018 and December 31, 2017 include $21.5 million and $22.7 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.

(c)	March 31, 2018 and December 31, 2017 include $6.4 million and $6.3 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2018	2017
Interest income:
Interest and fees on loans	$299,493	$180,464
Interest on investment securities available-for-sale	32,847	25,635
Interest on investment securities held-to-maturity	131	197
Interest on loans held-for-sale	12,144	1,283
Interest on trading securities	14,408	6,353
Interest on other earning assets	4,332	4,879
Total interest income	363,355	218,811
Interest expense:
Interest on deposits:
Savings	14,900	9,210
Time deposits	9,525	2,833
Other interest-bearing deposits	10,608	4,143
Interest on trading liabilities	5,124	3,781
Interest on short-term borrowings	10,042	1,392
Interest on term borrowings	11,983	7,744
Total interest expense	62,182	29,103
Net interest income	301,173	189,708
Provision/(provision credit) for loan losses	(1,000)	(1,000)
Net interest income after provision/(provision credit) for loan losses	302,173	190,708
Noninterest income:
Fixed income	45,506	50,678
Deposit transactions and cash management	31,162	24,565
Brokerage, management fees and commissions	13,483	11,906
Bankcard income	11,267	5,455
Trust services and investment management	7,277	6,653
Bank-owned life insurance	3,993	3,247
Debt securities gains/(losses), net (Note 3 and Note 8)	52	44
Equity securities gains/(losses), net (Note 3)	34	—
All other income and commissions (Note 7)	23,243	14,391
Total noninterest income	136,017	116,939
Adjusted gross income after provision/(provision credit) for loan losses	438,190	307,647
Noninterest expense:
Employee compensation, incentives, and benefits	171,254	134,494
Occupancy	20,451	12,340
Operations services	15,561	10,875
Computer software	15,132	10,799
Professional fees	12,272	4,746
Equipment rentals, depreciation, and maintenance	10,018	6,351
FDIC premium expense	8,614	5,739
Communications and courier	8,232	3,800
Amortization of intangible assets	6,474	1,232
Contract employment and outsourcing	4,053	2,958
Advertising and public relations	3,599	4,601
Legal fees	2,345	5,283
Repurchase and foreclosure provision/(provision credit)	(72)	(238)
All other expense (Note 7)	35,332	19,225
Total noninterest expense	313,265	222,205
Income/(loss) before income taxes	124,925	85,442
Provision/(benefit) for income taxes	29,931	27,054
Net income/(loss)	$94,994	$58,388
Net income attributable to noncontrolling interest	2,820	2,820
Net income/(loss) attributable to controlling interest	$92,174	$55,568
Preferred stock dividends	1,550	1,550
Net income/(loss) available to common shareholders	$90,624	$54,018
Basic earnings/(loss) per share (Note 9)	$0.28	$0.23
Diluted earnings/(loss) per share (Note 9)	$0.27	$0.23
Weighted average common shares (Note 9)	326,489	233,076
Diluted average common shares (Note 9)	330,344	236,855
Cash dividends declared per common share	$0.12	$0.09
Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See Note 1 - Financial Information for additional information.
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2018	2017
Net income/(loss)	$94,994	$58,388
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	(59,543)	(1,563)
Net unrealized gains/(losses) on cash flow hedges	(8,793)	(1,914)
Net unrealized gains/(losses) on pension and other postretirement plans	1,287	1,173
Other comprehensive income/(loss)	(67,049)	(2,304)
Comprehensive income	27,945	56,084
Comprehensive income attributable to noncontrolling interest	2,820	2,820
Comprehensive income attributable to controlling interest	$25,125	$53,264
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$(19,543)	$(970)
Net unrealized gains/(losses) on cash flow hedges	(2,887)	(1,187)
Net unrealized gains/(losses) on pension and other postretirement plans	422	727
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2018			2017
(Dollars in thousands except per share data) (Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$4,285,057	$295,431	$4,580,488	$2,409,653	$295,431	$2,705,084
Adjustment to reflect adoption of ASU 2017-12	67	—	67	—	—	—
Beginning balance, as adjusted	$4,285,124	$295,431	$4,580,555	$2,409,653	$295,431	$2,705,084
Net income/(loss)	92,174	2,820	94,994	55,568	2,820	58,388
Other comprehensive income/(loss) (a)	(67,049)	—	(67,049)	(2,304)	—	(2,304)
Comprehensive income/(loss)	25,125	2,820	27,945	53,264	2,820	56,084
Cash dividends declared:
Preferred stock ($1,550 per share for the three months ended March 31, 2018 and 2017)	(1,550)	—	(1,550)	(1,550)	—	(1,550)
Common stock ($.12 and $.09 per share for the three months ended March 31, 2018 and 2017, respectively)	(39,680)	—	(39,680)	(21,354)	—	(21,354)
Common stock repurchased	(2,185)	—	(2,185)	(2,016)	—	(2,016)
Common stock issued for:
Stock options and restricted stock - equity awards	4,375	—	4,375	2,003	—	2,003
Equity acquisition adjustment	(18)	—	(18)	—	—	—
Stock-based compensation expense	5,906	—	5,906	5,029	—	5,029
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,820)	(2,820)	—	(2,820)	(2,820)
Balance, March 31	$4,277,097	$295,431	$4,572,528	$2,445,029	$295,431	$2,740,460
See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Three months ended March 31
(Dollars in thousands) (Unaudited)	2018	2017
Operating Activities
Net income/(loss)	$94,994	$58,388
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	(1,000)	(1,000)
Provision/(benefit) for deferred income taxes	20,309	6,920
Depreciation and amortization of premises and equipment	11,978	8,151
Amortization of intangible assets	6,474	1,232
Net other amortization and accretion	(1,613)	6,207
Net (increase)/decrease in derivatives	(14,549)	(16,864)
Fair value adjustment on interest-only strips	(1,592)	—
Repurchase and foreclosure provision/(provision credit)	—	(238)
(Gains)/losses and write-downs on OREO, net	216	156
Litigation and regulatory matters	671	(294)
Stock-based compensation expense	5,906	5,029
Equity securities (gains)/losses, net	(34)	—
Debt securities (gains)/losses, net	(52)	(44)
Net (gains)/losses on sale/disposal of fixed assets	(3,202)	36
Loans held-for-sale:
Purchases and originations	(574,735)	(47,445)
Gross proceeds from settlements and sales	152,209	54,046
(Gain)/loss due to fair value adjustments and other	3,651	(809)
Net (increase)/decrease in:
Trading securities	(9,843)	(270,495)
Fixed income receivables	(25,343)	(110,904)
Interest receivable	(2,990)	1,055
Other assets	44,468	16,592
Net increase/(decrease) in:
Trading liabilities	188,847	286,342
Fixed income payables	(42,829)	114
Interest payable	10,030	7,360
Other liabilities	(66,349)	(75,014)
Total adjustments	(299,372)	(129,867)
Net cash provided/(used) by operating activities	(204,378)	(71,479)
Investing Activities
Available-for-sale securities:
Sales	13,104	44
Maturities	152,800	135,046
Purchases	(159,951)	(135,676)
Premises and equipment:
Sales	2,619	18
Purchases	(18,020)	(9,318)
Proceeds from sales of OREO	10,527	2,135
Proceeds from BOLI	494	281
Net (increase)/decrease in:
Loans	418,174	499,796
Interests retained from securitizations classified as trading securities	241	256
Interest-bearing cash	876,249	(1,046,563)
Cash paid related to divestitures	(27,599)	—
Net cash provided/(used) by investing activities	1,268,638	(553,981)
Financing Activities
Common stock:
Stock options exercised	4,327	2,045
Cash dividends paid	(21,353)	(16,465)
Repurchase of shares	(2,184)	(2,016)
Equity acquisition adjustment	(18)	—
Cash dividends paid - preferred stock - noncontrolling interest	(2,883)	(2,852)
Cash dividends paid - Series A preferred stock	(1,550)	(1,550)

Term borrowings:
Payments/maturities	(2,625)	(3,306)
Increases in restricted and secured term borrowings	159	—
Net increase/(decrease) in:
Deposits	228,478	807,641
Short-term borrowings	(1,285,626)	40,176
Net cash provided/(used) by financing activities	(1,083,275)	823,673
Net increase/(decrease) in cash and cash equivalents	(19,015)	198,213
Cash and cash equivalents at beginning of period	1,452,046	1,037,794
Cash and cash equivalents at end of period	$1,433,031	$1,236,007
Supplemental Disclosures
Total interest paid	$51,418	$21,478
Total taxes paid	4,066	951
Total taxes refunded	90	8,166
Transfer from loans to OREO	3,076	1,198
Transfer from loans HFS to trading securities	333,483	—
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated condensed financial statements.

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2018 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017.

Revenues. Revenue is recognized when the performance obligations under the terms of a contract with a customer are satisfied in an amount that reflects the consideration FHN expects to be entitled. FHN derives a significant portion of its revenues from fee-based services. Noninterest income from transaction-based fees is generally recognized immediately upon completion of the transaction. Noninterest income from service-based fees is generally recognized over the period in which FHN provides the service. Any services performed over time generally require that FHN render services each period and therefore FHN measures progress in completing these services based upon the passage of time and recognizes revenue as invoiced.

Following is a discussion of FHN's key revenues within the scope of Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers", and all related amendments, except as noted.

Fixed Income. Fixed income includes fixed income securities sales, trading, and strategies, loan sales and derivative sales which are not within the scope of revenue from contracts with customers. Fixed income also includes investment banking fees earned for services related to underwriting debt securities and performing portfolio advisory services. FHN's performance obligation for underwriting services is satisfied on the trade date while advisory services is satisfied over time.

Deposit Transactions and Cash Management. Deposit transactions and cash management activities include fees for services related to consumer and commercial deposit products (such as service charges on checking accounts), cash management products and services such as electronic transaction processing (Automated Clearing House and Electronic Data Interchange), account reconciliation services, cash vault services, lockbox processing, and information reporting to large corporate clients. FHN's obligation for transaction-based services is satisfied at the time of the transaction when the service is delivered while FHN's obligation for service based fees is satisfied over the course of each month.

Brokerage, Management Fees and Commissions. Brokerage, management fees and commissions include fees for portfolio management, trade commissions, and annuity and mutual fund sales. Asset-based management fees are charged based on the market value of the client’s assets. The services associated with these revenues, which include investment advice and active management of client assets are generally performed and recognized over a month or quarter. Transactional revenues are based on the size and number of transactions executed at the client’s direction and are generally recognized on the trade date.
Trust Services and Investment Management. Trust services and investment management fees include investment management, personal trust, employee benefits, and custodial trust services. Obligations for trust services are generally satisfied over time but may be satisfied at points in time for certain activities that are transactional in nature.

Bankcard Income. Bankcard income includes credit interchange and network revenues and various card-related fees. Interchange income is recognized concurrently with the delivery of services on a daily basis. Card-related fees such as late fees, currency conversion, and cash advance fees are loan-related and excluded from the scope of ASU 2014-09.

Contract Balances. As of March 31, 2018, accounts receivable related to products and services on non-interest income were $7.7 million. For the three months ended March 31, 2018, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Condensed Statement of Condition as of March 31, 2018.

Transaction Price Allocated to Remaining Performance Obligations. For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods was not material.

Note 1 – Financial Information (Continued)

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
Refer to Note 12 - Business Segment Information for a reconciliation of disaggregated revenue by major product line and reportable segment.

Debt Investment Securities. Available-for-sale ("AFS") and held-to-maturity (“HTM”) securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). The review includes an analysis of the facts and circumstances of each individual investment such as the degree of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and FHN’s intent and ability to hold the security. Debt securities that may be sold prior to maturity are classified as AFS and are carried at fair value. The unrealized gains and losses on debt securities AFS, including securities for which no credit impairment exists, are excluded from earnings and are reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Statements of Comprehensive Income. Debt securities which management has the intent and ability to hold to maturity are reported at amortized cost. Interest-only strips that are classified as securities AFS are valued at elected fair value. See Note 16 - Fair Value of Assets and Liabilities for additional information.
Realized gains and losses for investment securities are determined by the specific identification method and reported in noninterest income. Declines in value judged to be other-than-temporary based on FHN’s analysis of the facts and circumstances related to an individual investment, including securities that FHN has the intent to sell, are also determined by the specific identification method. For HTM debt securities, OTTI recognized is typically credit-related and is reported in noninterest income. For impaired AFS debt securities that FHN does not intend to sell and will not be required to sell prior to recovery but for which credit losses exist, the OTTI recognized is separated between the total impairment related to credit losses which is reported in noninterest income, and the impairment related to all other factors which is excluded from earnings and reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Statements of Comprehensive Income.
Equity Investment Securities. Equity securities were classified as AFS through December 31, 2017. Subsequently, all equity securities are classified in Other assets.
National banks chartered by the federal government are, by law, members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank ("FRB"). Given this requirement, FRB stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed. FRB and FHLB stock are recorded at cost and are subject to impairment reviews.
Other equity investments primarily consist of mutual funds which are marked to fair value through earnings. Smaller balances of equity investments without a readily determinable fair value, including FHN's holdings of Visa Class B Common Shares, are recorded at cost minus impairment with adjustments through earnings for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Summary of Accounting Changes.
Effective January 1, 2018, FHN adopted the provisions of ASU 2014-09, “Revenue from Contracts with Customers,” and all related amendments to all contracts using a modified retrospective transaction method. ASU 2014-09 does not change revenue recognition for financial assets. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations,” which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” was issued in May 2016 to provide additional guidance for the implementation

Note 1 – Financial Information (Continued)

and application of ASU 2014-09. “Technical Corrections and Improvements” ASU 2016-20 was issued in December 2016 and provides further guidance on certain issues. FHN elected to adopt the provisions of the revenue recognition standards through the cumulative effect alternative and determined that there were no significant effects on the timing of recognition, which resulted in no cumulative effect adjustment being required. Beginning in first quarter 2018, in situations where FHN's broker-dealer operations serve as the lead underwriter, the associated revenues and expenses are presented gross. The effect on 2018 revenues and expenses is not expected to be significant.

Effective January 1, 2018, FHN adopted the provisions of ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” through the cumulative effect approach. ASU 2017-05 clarifies the meaning and application of the term "in substance nonfinancial asset" in transactions involving both financial and nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract are concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of revenue recognition guidance for nonfinancial assets. ASU 2017-05 also clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it with the amount of revenue recognized based on the allocation guidance provided in ASU 2014-09. ASU 2017-05 also requires an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it 1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810 and 2) transfers control of the asset in accordance with the provisions of ASU 2014-09. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value. FHN determined that there were no significant effects on the timing of revenue recognition, which resulted in no cumulative effect adjustment being required.

Effective January 1, 2018, FHN adopted the provisions of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes several revisions to the accounting, presentation and disclosure for financial instruments. Equity investments (except those accounted for under the equity method, those that result in consolidation of the investee, and those held by entities subject to specialized industry accounting which already apply fair value through earnings) are required to be measured at fair value with changes in fair value recognized in net income. This excludes FRB and FHLB stock holdings which are specifically exempted from the provisions of ASU 2016-01. An entity may elect to measure equity investments that do not have readily determinable market values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar instruments from the same issuer. ASU 2016-01 also requires a qualitative impairment review for equity investments without readily determinable fair values, with measurement at fair value required if impairment is determined to exist. For liabilities for which fair value has been elected, ASU 2016-01 revises current accounting to record the portion of fair value changes resulting from instrument-specific credit risk within other comprehensive income rather than earnings. FHN has not elected fair value accounting for any existing financial liabilities. Additionally, ASU 2016-01 clarifies that the need for a valuation allowance on a deferred tax asset related to available-for-sale securities should be assessed in combination with all other deferred tax assets rather than being assessed in isolation. ASU 2016-01 also makes several changes to existing fair value presentation and disclosure requirements, including a provision that all disclosures must use an exit price concept in the determination of fair value. Transition is through a cumulative effect adjustment to retained earnings for equity investments with readily determinable fair values. Equity investments without readily determinable fair values, for which the accounting election is made, will have any initial fair value marks recorded through earnings prospectively after adoption.

Upon adoption, FHN reclassified $265.9 million of equity investments out of AFS securities to Other assets, leaving only debt securities within the AFS classification. FHN evaluated the nature of its current equity investments (excluding FRB and FHLB stock holdings which are specifically exempted from the provisions of ASU 2016-01) and determined that substantially all qualified for the election available to assets without readily determinable fair values, including its holdings of Visa Class B shares. Accordingly, FHN has applied this election and any future fair value marks for these investments will be recognized through earnings on a prospective basis subsequent to adoption. The requirements of ASU 2016-01 related to assessment of deferred tax assets and disclosure of the fair value of financial instruments did not have a significant effect on FHN because its current accounting and disclosure practices conform to the requirements of ASU 2016-01.

Effective January 1, 2018, FHN adopted the provisions of ASU 2016-04, “Recognition of Breakage of Certain Prepaid Stored-Value Products,” which indicates that liabilities related to the sale of prepaid stored-value products are considered financial liabilities and should have a breakage estimate applied for estimated unused funds. ASU 2016-04 does not apply to stored-value products that can only be redeemed for cash, are subject to escheatment or are linked to a segregated bank account. The adoption of ASU 2016-04 did not have a significant effect on FHN’s current accounting and disclosure practices.

Note 1 – Financial Information (Continued)

Effective January 1, 2018, FHN adopted the provisions of ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies multiple cash flow presentation issues including providing guidance as to classification on the cash flow statement for certain cash receipts and cash payments where diversity in practice exists. The adoption of ASU 2016-15 was applied retroactively resulting in proceeds from bank-owned life insurance (“BOLI”) being classified as an investing activity rather than their prior classification as an operating activity. All of these amounts were previously included in Other assets in the Consolidated Condensed Statement of Condition. The amounts reclassified are presented in the table below.

	Three Months Ended March 31, 2017	Fiscal Years Ended December 31
(Dollars in thousands)		2017	2016	2015

Proceeds from BOLI	$281	$3,785	$2,740	$2,425

Effective January 1, 2018, FHN retroactively adopted the provisions of ASU 2017-07, “Improving the Presentation of Net
Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires the disaggregation of the service cost component from the other components of net benefit cost for pension and postretirement plans. Service cost must be included in the same income statement line item as other compensation-related expenses. All other components of net benefit cost are required to be presented in the income statement separately from the service cost component, with disclosure of the line items where these amounts are recorded. FHN’s disclosures for pension and postretirement costs provide details of the service cost and all other components for expenses recognized for its applicable benefit plans. All of these amounts were previously included in Employee compensation, incentives, and benefits expense in the Consolidated Condensed Statements of Income. Upon adoption of ASU 2017-07 FHN reclassified the expense components other than service cost into All other expense and revised its disclosures accordingly. The amounts reclassified are presented in the table below.

	Three Months Ended March 31, 2017	Fiscal Years Ended December 31
(Dollars in thousands)		2017	2016	2015

Net periodic benefit cost reclassified	$438	$1,946	$(843)	$(1,168)

Effective January 1, 2018, FHN early adopted the provisions of ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities,” which shortens the amortization period for securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. In contrast to the current requirement for premium amortization to extend to the contractual maturity date, ASU 2017-08 requires the premium to be amortized to the earliest call date. ASU 2017-08 does not change the amortization of discounts, which will continue to be amortized to maturity. The new guidance does not apply to either 1) debt securities where the prepayment date is not preset or the price is not known in advance or 2) debt securities that qualify for amortization based on estimated prepayment rates. The adoption of ASU 2017-08 did not have an effect on FHN's current investments.

Effective January 1, 2018, FHN early adopted the provisions of ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which revises the financial reporting for hedging relationships through changes to both the designation and measurement requirements for qualifying hedge relationships and the presentation of hedge results. ASU 2017-12 expands permissible risk component hedging strategies, including the designation of a contractually specified interest rate (e.g., a bank’s prime rate) in hedges of cash flows from variable rate financial instruments. Additionally, ASU 2017-12 makes significant revisions to fair value hedging activities, including the ability to measure the fair value changes for a hedged item solely for changes in the benchmark interest rate, permitting partial-term hedges, limiting consideration of prepayment risk for hedged debt instruments solely to the effects of changes in the benchmark interest rate and allowing for certain hedging strategies to be applied to closed portfolios of prepayable debt instruments. ASU 2017-12 also provides elections for the exclusion of certain portions of a hedging instrument’s change in fair value from the assessment of hedge effectiveness. If elected, the fair value changes of these excluded components may be recognized immediately or recorded into other comprehensive income with recycling into earnings using a rational and systematic methodology over the life of the hedging instrument.

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

Note 1 – Financial Information (Continued)

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

FHN early adopted the provisions of ASU 2017-12 in the first quarter of 2018. Prospectively, FHN is recording components of hedging results for its fair value and cash flow hedges previously recognized in other expense within either interest income or interest expense. Additionally, FHN made cumulative effect adjustments to the hedged items, accumulated other comprehensive income and retained earnings as of the beginning of 2018. The magnitude of the cumulative effect adjustments and prospective effects were insignificant for FHN’s hedge relationships.

Accounting Changes Issued but Not Currently Effective

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

In transition to ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply, which would result in continuing to account for leases that commence before the effective date in accordance with previous requirements (unless the lease is modified) except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous requirements. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from lease arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. FHN is evaluating the impact of ASU 2016-02 on its current accounting and disclosure practices. An alternative cumulative effect transition methodology has been proposed, but not yet issued, which FHN anticipates that it would elect if available.

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

Note 1 – Financial Information (Continued)

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

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018. FHN continues to evaluate the impact of ASU 2016-13.  FHN has met with industry experts, initiated training for key employees associated with the new standard, and defined an initial approach that it is currently testing.  Once testing is completed, FHN will begin to develop the formal models and processes that will be required to implement the new standard.

Note 2 – Acquisitions and Divestitures
On November 30, 2017, FHN completed its acquisition of Capital Bank Financial Corporation ("CBF") and its subsidiaries, including Capital Bank Corporation for an aggregate of 92,042,232 shares of FHN common stock and $423.6 million in cash in a transaction valued at $2.2 billion. CBF operated 178 branches in North and South Carolina, Tennessee, Florida and Virginia at the time of closing. In relation to the acquisition, FHN acquired approximately $9.9 billion in assets, including approximately $7.3 billion in loans and $1.2 billion in AFS securities, and assumed approximately $8.1 billion of CBF deposits.
The following schedule details acquired assets and liabilities and consideration paid, as well as adjustments to record the assets and liabilities at their estimated fair values as of November 30, 2017. These fair value measurements are based on third party and internal valuations.

	Capital Bank Financial Corporation
	As	Purchase Accounting/Fair
	Acquired	Value Adjustments (unaudited)			As recorded
(Dollars in thousands)	(unaudited)	2017		2018 (a)	by FHN
Assets:
Cash and cash equivalents	$205,999	$—		$—	$205,999
Trading securities	4,758	(4,758)	(b)	—	—
Loans held-for-sale	—	134,003		(8,659)	125,344
Securities available-for-sale	1,017,867	175,526		—	1,193,393
Securities held-to-maturity	177,549	(177,549)		—	—
Loans	7,596,049	(320,372)		1,064	7,276,741
Allowance for loan losses	(45,711)	45,711		—	—
CBF Goodwill	231,292	(231,292)		—	—
Other intangible assets	24,498	119,302		(2,593)	141,207
Premises and equipment	196,298	37,054		(846)	232,506
OREO	43,077	(9,149)		(362)	33,566
Other assets	617,232	41,320	(c)	433	658,985
Total assets acquired	$10,068,908	$(190,204)		$(10,963)	$9,867,741

Liabilities:
Deposits	$8,141,593	$(849)		$(642)	$8,140,102
Securities sold under agreements to repurchase	26,664	—		—	26,664
Other short-term borrowings	390,391	—		—	390,391
Term borrowings	119,486	67,683		—	187,169
Other liabilities	59,995	4,291		1,345	65,631
Total liabilities assumed	8,738,129	71,125		703	8,809,957
Net assets acquired	$1,330,779	$(261,329)		$(11,666)	1,057,784
Consideration paid:
Equity					(1,792,741)
Cash					(423,592)
Total consideration paid					(2,216,333)
Goodwill					$1,158,549
(a) Amounts reflect adjustments made to provisional fair value estimates based on information received during the three months ended March 31, 2018. These updated estimates were recorded in FHN's Consolidated Condensed Statement of
Condition as of March 31, 2018 with a corresponding adjustment to goodwill.
(b) Amount represents a conformity adjustment to align with FHN presentation.
(c) Amount primarily relates to a net deferred tax asset recorded for the effects of the purchase accounting adjustments.

Due to the timing of merger completion in relation to the previous year end, the fact that back office functions (including loan and deposit processing) have not yet been integrated, the evaluation of post-merger activity, and the extended information

Note 2 – Acquisitions and Divestitures (Continued)

gathering and management review processes required to properly record acquired assets and liabilities, FHN considers its valuations of CBF's loans, loans held-for-sale, premises and equipment, OREO, other assets, tax receivables and payables, core deposit intangibles, other potential intangibles, time deposits, lease intangibles, other liabilities and acquired contingencies to be provisional as management continues to identify and assess information regarding the nature of these assets and liabilities and reviews the associated valuation assumptions and methodologies. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered provisional as FHN continues to evaluate the nature and extent of permanent and temporary (timing) differences between the book and tax bases of the acquired assets and liabilities assumed. Additionally, the accounting policies of both FHN and CBF are in the process of being reviewed in detail. Upon completion of such review, conforming adjustments or financial statement reclassification may be determined.
In relation to the acquisition, FHN has recorded preliminary goodwill of approximately $1.2 billion, representing the excess of acquisition consideration over the estimated fair value of net assets acquired.
All expenses related to the merger and integration with CBF are recorded in FHN's Corporate segment. Integration activities are expected to be substantially complete within 2018.
Total CBF merger and integration expense recognized for the three months ended March 31, 2018 are presented in the table below:

(Dollars in thousands)
Professional fees (a)	$5,632
Employee compensation, incentives and benefits (b)	3,946
Contract employment and outsourcing (c)	1,399
Miscellaneous expense (d)	2,042
All other expense (e)	17,041
Total	$30,060
(a) Primarily comprised of fees for legal, accounting, and merger consultants.
(b) Primarily comprised of fees for severance and retention.
(c) Primarily relates to fees for temporary assistance for merger and integration activities.
(d) Consists of fees for communications and courier, operations services, equipment rentals, depreciation, and maintenance, supplies, travel and entertainment, computer software, advertising and public relations, and occupancy.
(e) Primarily relates to contract termination charges, lease buyouts, costs of shareholder matters and asset impairments related to the integration, as well as other miscellaneous expenses.
On March 23, 2018, FHN divested two branches, including approximately $30 million of deposits and $2 million of loans to Apex Bank, a Tennessee banking corporation. The branches, both in Greeneville, Tennessee, were divested in connection with First Horizon's agreement with the U.S. Department of Justice and commitments to the Board of Governors of the Federal Reserve System, which were entered into in connection with a customary review of FHN's merger with CBF.
On April 3, 2017, FTN Financial acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $131 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products, combined with FTN Financial’s existing SBA trading activities, have established an additional major product sector for FTN Financial. In relation to the acquisition, FTN Financial acquired approximately $418 million in assets, inclusive of approximately $236 million of HFS loans and $139 million of trading securities, and assumed approximately $202 million of securities sold under agreements to repurchase and $96 million of fixed income payables. In relation to the acquisition, FHN has recorded $45.0 million in goodwill representing the excess of aquisition consideration over the estimated fair value of net assets acquired.

See Note 2- Acquisitions and Divestitures in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2017, for additional information about the CBF and Coastal acquisitions.
In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(2)	$98
Government agency issued mortgage-backed securities (“MBS”)	2,585,250	6,384	(60,772)	2,530,862
Government agency issued collateralized mortgage obligations (“CMO”)	2,266,776	984	(61,419)	2,206,341
Other U.S. government agencies	29,822	—	(199)	29,623
Corporates and other debt	55,716	587	(315)	55,988
States and municipalities	512	—	(2)	510
	$4,938,176	$7,955	$(122,709)	4,823,422
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				2,733
Total securities available-for-sale (b)				$4,826,155
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(183)	$9,817
Total securities held-to-maturity	$10,000	$—	$(183)	$9,817

(a)	SBA-interest only strips are recorded at elected fair value. See Note 16 - Fair Value for additional information.

(b)	Includes $4.1 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(1)	$99
Government agency issued MBS	2,580,442	10,538	(13,604)	2,577,376
Government agency issued CMO	2,302,439	1,691	(34,272)	2,269,858
Corporates and other debt	55,799	23	(40)	55,782
Equity and other (a)	265,863	7	—	265,870
	$5,204,643	$12,259	$(47,917)	5,168,985
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (b)				1,270
Total securities available-for-sale (c)				$5,170,255
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(99)	$9,901
Total securities held-to-maturity	$10,000	$—	$(99)	$9,901

(a)
Includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $134.6 million. The remainder is money market, mutual funds, and cost method investments. Equity investments were reclassified to Other assets upon adoption of ASU 2016-01 on January 1, 2018.

(b)	SBA-interest only strips are recorded at elected fair value. See Note 16 - Fair Value of Assets and Liabilities for additional information.

(c)	Includes $4.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity debt securities portfolios on March 31, 2018 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$—	$—
After 1 year; within 5 years	—	—	85,638	85,733
After 5 years; within 10 years	10,000	9,817	512	1,897
After 10 years	—	—	—	1,322
Subtotal	10,000	9,817	86,150	88,952
Government agency issued MBS and CMO (a)	—	—	4,852,026	4,737,203
Total	$10,000	$9,817	$4,938,176	$4,826,155

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the three months ended March 31, 2018. Equity securities are included for periods prior to 2018.

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
Gross gains on sales of securities	$52	$44
Gross (losses) on sales of securities	—	—
Net gain/(loss) on sales of securities (a)	$52	$44

(a)	Cash proceeds for the three months ended March 31, 2018 and 2017 were not material.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$98	$(2)	$—	$—	$98	$(2)
Government agency issued MBS	1,976,042	(46,036)	321,350	(14,736)	2,297,392	(60,772)
Government agency issued CMO	1,303,393	(23,774)	788,798	(37,645)	2,092,191	(61,419)
Other U.S. government agencies	29,623	(199)	—	—	29,623	(199)
Corporates and other debt	40,658	(315)	—	—	40,658	(315)
States and municipalities	510	(2)	—	—	510	(2)
Total temporarily impaired securities	$3,350,324	$(70,328)	$1,110,148	$(52,381)	$4,460,472	$(122,709)

Note 3 – Investment Securities (Continued)

	As of December 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$99	$(1)	$—	$—	$99	$(1)
Government agency issued MBS	1,455,476	(4,738)	331,900	(8,866)	1,787,376	(13,604)
Government agency issued CMO	1,043,987	(7,464)	832,173	(26,808)	1,876,160	(34,272)
Corporates and other debt	15,294	(40)	—	—	15,294	(40)
Total temporarily impaired securities	$2,514,856	$(12,243)	$1,164,073	$(35,674)	$3,678,929	$(47,917)
FHN has reviewed debt investment securities that were in unrealized loss positions in accordance with its accounting policy for OTTI and does not consider them other-than-temporarily impaired. For debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. The decline in value is primarily attributable to changes in interest rates and not credit losses.
The carrying amount of equity investments without a readily determinable fair value was $16.1 million and $16.3 million at March 31, 2018 and January 1, 2018, respectively. The year-to-date 2018 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $.3 million were recognized in the three months ended March 31, 2018 for equity investments with readily determinable fair values.

Note 4 – Loans
The following table provides the balance of loans, net of unearned income, by portfolio segment as of March 31, 2018 and December 31, 2017:

	March 31	December 31
(Dollars in thousands)	2018	2017
Commercial:
Commercial, financial, and industrial	$15,828,308	$16,057,273
Commercial real estate	4,234,435	4,214,695
Consumer:
Consumer real estate (a)	6,246,552	6,367,755
Permanent mortgage	379,688	399,307
Credit card & other	560,810	619,899
Loans, net of unearned income	$27,249,793	$27,658,929
Allowance for loan losses	187,194	189,555
Total net loans	$27,062,599	$27,469,374

(a)
Balances as of March 31, 2018 and December 31, 2017, include $21.3 million and $24.2 million of restricted real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

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
Concentrations
FHN has a concentration of residential real estate loans (24 percent of total loans), the majority of which is in the consumer real estate segment (23 percent of total loans). Loans to finance and insurance companies total $2.8 billion (18 percent of the C&I portfolio, or 10 percent of the total loans). FHN had loans to mortgage companies totaling $1.8 billion (11 percent of the C&I segment, or 7 percent of total loans) as of March 31, 2018. As a result, 29 percent of the C&I segment is sensitive to impacts on the financial services industry.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
Balance, beginning of period	$15,623	$6,871
Addition	—	—
Accretion	(2,137)	(851)
Adjustment for payoffs	(612)	(273)
Adjustment for charge-offs	(551)	—
Adjustment for pool excess recovery (a)	—	(222)
Increase/(decrease) in accretable yield (b)	3,178	(295)
Other	(178)	(32)
Balance, end of period	$15,323	$5,198

(a)	Represents the removal of accretable difference for the remaining loans in a pool which is now in a recovery state.

(b)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing and amounts of the cash flows.
At March 31, 2018, the ALLL related to PCI loans was $2.6 million compared to $3.2 million at December 31, 2017. The loan loss provision expense related to PCI loans of $.8 million was recognized during the three months ended March 31, 2018. The loan loss provision related to PCI loans was not significant during the three months ended March 31, 2017.
The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$79,575	$89,462	$96,598	$109,280
Commercial real estate	30,950	35,879	36,107	41,488
Consumer real estate	35,820	39,995	38,176	42,568
Credit card and other	3,907	4,335	5,500	6,351
Total	$150,252	$169,671	$176,381	$199,687
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 4 – Loans (Continued)

Impaired Loans
The following tables provide information at March 31, 2018 and December 31, 2017, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPs valuation allowance have been excluded.

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$23,725	$33,797	$—	$8,183	$17,372	$—
Income CRE	1,582	1,582	—	—	—	—
Residential CRE	495	963	—	—	—	—
Total	$25,802	$36,342	$—	$8,183	$17,372	$—
Consumer:
HELOC (a)	$9,256	$18,143	$—	$9,258	$19,193	$—
R/E installment loans (a)	3,735	4,304	—	4,093	4,663	—
Permanent mortgage (a)	5,302	7,897	—	5,132	7,688	—
Total	$18,293	$30,344	$—	$18,483	$31,544	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$14,007	$20,145	$3,630	$31,774	$38,256	$5,119
TRUPS	3,026	3,700	925	3,067	3,700	925
Income CRE	—	—	—	1,612	1,612	49
Residential CRE	—	—	—	795	1,263	83
Total	$17,033	$23,845	$4,555	$37,248	$44,831	$6,176
Consumer:
HELOC	$70,839	$73,605	$13,571	$72,469	$75,207	$14,382
R/E installment loans	41,145	41,898	9,478	43,075	43,827	8,793
Permanent mortgage	75,788	86,850	11,311	79,662	90,934	12,105
Credit card & other	702	702	359	593	593	311
Total	$188,474	$203,055	$34,719	$195,799	$210,561	$35,591
Total commercial	$42,835	$60,187	$4,555	$45,431	$62,203	$6,176
Total consumer	$206,767	$233,399	$34,719	$214,282	$242,105	$35,591
Total impaired loans	$249,602	$293,586	$39,274	$259,713	$304,308	$41,767

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	Three Months Ended March 31
	2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$15,954	$175	$10,407	$—
Income CRE	791	12	—	—
Residential CRE	248	—	—	—
Total	$16,993	$187	$10,407	$—
Consumer:
HELOC (a)	$9,257	$—	$11,054	$—
R/E installment loans (a)	3,914	—	3,937	—
Permanent mortgage (a)	5,217	—	5,557	—
Total	$18,388	$—	$20,548	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$22,891	$—	$32,863	$215
TRUPS	3,047	—	3,196	—
Income CRE	806	—	1,817	14
Residential CRE	398	—	1,293	5
Total	$27,142	$—	$39,169	$234
Consumer:
HELOC	$71,654	$577	$83,075	$564
R/E installment loans	42,110	267	51,902	318
Permanent mortgage	77,725	578	85,778	615
Credit card & other	648	3	288	2
Total	$192,137	$1,425	$221,043	$1,499
Total commercial	$44,135	$187	$49,576	$234
Total consumer	$210,525	$1,425	$241,591	$1,499
Total impaired loans	$254,660	$1,612	$291,167	$1,733

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.
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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$545,484	$—	$—	$2,222	$—	$547,706	3%	$65
2	834,975	—	—	10,885	44	845,904	4	270
3	622,790	447,007	—	222,179	175	1,292,151	6	247
4	879,672	523,519	—	333,962	—	1,737,153	9	732
5	1,650,506	320,248	—	424,334	1,027	2,396,115	12	8,100
6	1,627,095	340,287	—	469,570	2,995	2,439,947	12	10,254
7	2,302,232	57,103	—	457,280	9,592	2,826,207	14	13,839
8	1,057,573	26,144	—	246,274	6,054	1,336,045	7	21,037
9	2,614,872	70,245	—	1,698,234	67,777	4,451,128	22	13,946
10	341,763	—	—	39,370	5,552	386,685	2	7,644
11	250,720	—	—	30,871	590	282,181	1	6,803
12	407,146	—	—	118,478	7,587	533,211	3	6,817
13	233,421	—	303,848	35,938	12	573,219	3	7,683
14,15,16	249,245	—	—	9,406	812	259,463	1	25,035
Collectively evaluated for impairment	13,617,494	1,784,553	303,848	4,099,003	102,217	19,907,115	99	122,472
Individually evaluated for impairment	37,732	—	3,026	1,582	495	42,835	—	4,555
Purchased credit-impaired loans	81,655	—	—	26,840	4,298	112,793	1	2,268
Total commercial loans	$13,736,881	$1,784,553	$306,874	$4,127,425	$107,010	$20,062,743	100%	$129,295

Note 4 – Loans (Continued)

	December 31, 2017
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$536,244	$—	$—	$2,500	$—	$538,744	3%	$70
2	877,635	—	—	1,798	69	879,502	4	339
3	582,224	652,982	—	210,073	40	1,445,319	7	272
4	959,581	629,432	—	309,699	—	1,898,712	9	854
5	1,461,632	328,477	—	415,764	2,474	2,208,347	11	7,355
6	1,668,247	335,169	—	456,706	3,179	2,463,301	12	10,495
7	2,257,400	47,720	—	554,590	9,720	2,869,430	14	13,490
8	1,092,994	35,266	—	241,938	6,454	1,376,652	7	21,831
9	2,633,854	70,915	—	1,630,176	61,475	4,396,420	22	9,804
10	373,537	—	—	43,297	4,590	421,424	2	8,808
11	226,382	—	—	31,785	2,936	261,103	1	6,784
12	409,838	—	—	156,717	6,811	573,366	3	5,882
13	202,613	—	303,848	15,707	268	522,436	3	7,265
14,15,16	228,852	—	—	6,587	823	236,262	1	24,400
Collectively evaluated for impairment	13,511,033	2,099,961	303,848	4,077,337	98,839	20,091,018	99	117,649
Individually evaluated for impairment	39,957	—	3,067	1,612	795	45,431	—	6,176
Purchased credit-impaired loans	99,407	—	—	31,615	4,497	135,519	1	2,813
Total commercial loans	$13,650,397	$2,099,961	$306,915	$4,110,564	$104,131	$20,271,968	100%	$126,638

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Balances as of March 31, 2018 and December 31, 2017, presented net of a $25.5 million valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade is “13”.
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
The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	60.8%	73.5%	50.3%	60.0%	73.1%	46.4%
FICO score 720-739	8.7	7.7	10.1	8.7	8.0	12.8
FICO score 700-719	7.7	6.0	7.8	8.3	6.4	9.2
FICO score 660-699	11.3	7.6	14.2	11.1	7.2	14.8
FICO score 620-659	4.9	2.8	7.3	4.9	2.8	7.3
FICO score less than 620 (a)	6.6	2.4	10.3	7.0	2.5	9.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans
The following table reflects accruing and non-accruing loans by class on March 31, 2018:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$13,623,214	$6,665	$96	$13,629,975	$1,372	$199	$23,680	$25,251	$13,655,226
Loans to mortgage companies	1,784,553	—	—	1,784,553	—	—	—	—	1,784,553
TRUPS (a)	303,848	—	—	303,848	—	—	3,026	3,026	306,874
Purchased credit-impaired loans	63,813	1,439	16,403	81,655	—	—	—	—	81,655
Total commercial (C&I)	15,775,428	8,104	16,499	15,800,031	1,372	199	26,706	28,277	15,828,308
Commercial real estate:
Income CRE	4,100,117	—	—	4,100,117	49	—	419	468	4,100,585
Residential CRE	102,133	—	—	102,133	84	—	495	579	102,712
Purchased credit-impaired loans	27,564	644	2,930	31,138	—	—	—	—	31,138
Total commercial real estate	4,229,814	644	2,930	4,233,388	133	—	914	1,047	4,234,435
Consumer real estate:
HELOC	1,652,590	11,275	9,538	1,673,403	44,875	3,889	8,504	57,268	1,730,671
R/E installment loans	4,447,195	7,668	5,750	4,460,613	15,184	1,732	2,257	19,173	4,479,786
Purchased credit-impaired loans	34,652	757	686	36,095	—	—	—	—	36,095
Total consumer real estate	6,134,437	19,700	15,974	6,170,111	60,059	5,621	10,761	76,441	6,246,552
Permanent mortgage	344,450	3,695	6,309	354,454	13,081	1,380	10,773	25,234	379,688
Credit card & other:
Credit card	184,485	1,166	1,120	186,771	—	—	—	—	186,771
Other	367,230	1,798	60	369,088	616	10	406	1,032	370,120
Purchased credit-impaired loans	2,566	808	545	3,919	—	—	—	—	3,919
Total credit card & other	554,281	3,772	1,725	559,778	616	10	406	1,032	560,810
Total loans, net of unearned income	$27,038,410	$35,915	$43,437	$27,117,762	$75,261	$7,210	$49,560	$132,031	$27,249,793

(a) TRUPS is presented net of the valuation allowance of $25.5 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2017:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$13,514,752	$8,057	$95	$13,522,904	$1,761	$7,019	$19,306	$28,086	$13,550,990
Loans to mortgage companies	2,099,961	—	—	2,099,961	—	—	—	—	2,099,961
TRUPS (a)	303,848	—	—	303,848	—	—	3,067	3,067	306,915
Purchased credit-impaired loans	77,843	2,207	19,357	99,407	—	—	—	—	99,407
Total commercial (C&I)	15,996,404	10,264	19,452	16,026,120	1,761	7,019	22,373	31,153	16,057,273
Commercial real estate:
Income CRE	4,077,106	1,240	—	4,078,346	56	—	546	602	4,078,948
Residential CRE	98,844	—	—	98,844	—	—	791	791	99,635
Purchased credit-impaired loans	31,173	2,686	2,253	36,112	—	—	—	—	36,112
Total commercial real estate	4,207,123	3,926	2,253	4,213,302	56	—	1,337	1,393	4,214,695
Consumer real estate:
HELOC	1,743,776	17,744	9,702	1,771,222	40,508	3,626	8,354	52,488	1,823,710
R/E installment loans	4,475,669	7,274	3,573	4,486,516	14,439	1,957	2,603	18,999	4,505,515
Purchased credit-impaired loans	35,356	2,016	1,158	38,530	—	—	—	—	38,530
Total consumer real estate	6,254,801	27,034	14,433	6,296,268	54,947	5,583	10,957	71,487	6,367,755
Permanent mortgage	365,527	3,930	3,460	372,917	13,245	1,052	12,093	26,390	399,307
Credit card & other:
Credit card	193,940	1,371	1,053	196,364	—	—	—	—	196,364
Other	415,070	2,666	103	417,839	31	—	165	196	418,035
Purchased credit-impaired loans	2,993	1,693	814	5,500	—	—	—	—	5,500
Total credit card & other	612,003	5,730	1,970	619,703	31	—	165	196	619,899
Total loans, net of unearned income	$27,435,858	$50,884	$41,568	$27,528,310	$70,040	$13,654	$46,925	$130,619	$27,658,929
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
On March 31, 2018 and December 31, 2017, FHN had $226.0 million and $234.4 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $34.7 million, or 15 percent as of March 31, 2018, and $37.3 million, or 16 percent as of December 31, 2017. Additionally, $62.0 million and $63.2 million of loans held-for-sale as of March 31, 2018 and December 31, 2017, respectively, were classified as TDRs.

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the three months ended March 31, 2018 and 2017:

	March 31, 2018			March 31, 2017
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	5	$1,504	$1,214	1	$27	$37
Total commercial (C&I)	5	1,504	1,214	1	27	37
Consumer real estate:
HELOC	30	2,760	2,733	35	2,589	2,473
R/E installment loans	5	611	612	14	957	902
Total consumer real estate	35	3,371	3,345	49	3,546	3,375
Permanent mortgage	1	275	273	5	1,310	1,303
Credit card & other	41	210	197	6	21	20
Total troubled debt restructurings	82	$5,360	$5,029	61	$4,904	$4,735

The following tables present TDRs which re-defaulted during the three months ended March 31, 2018 and 2017, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	March 31, 2018		March 31, 2017
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	1	$5,779
Total commercial (C&I)	—	—	1	5,779
Consumer real estate:
HELOC	2	69	4	685
Total consumer real estate	2	69	4	685
Permanent mortgage	1	112	—	—
Credit card & other	14	81	2	7
Total troubled debt restructurings	17	$262	7	$6,471

Note 5 – Allowance for Loan Losses
The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The current economic conditions and trends, performance of the housing market, unemployment levels, labor participation rate, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note 5 - Allowance for Loan Losses in the Notes to Consolidated Financial Statements on FHN’s Form 10-K for the year ended December 31, 2017, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of January 1, 2018	$98,211	$28,427	$37,371	$15,565	$9,981	$189,555
Charge-offs	(2,075)	(44)	(1,911)	(160)	(4,293)	(8,483)
Recoveries	1,519	6	4,383	65	1,149	7,122
Provision/(provision credit) for loan losses	2,583	668	(7,093)	(35)	2,877	(1,000)
Balance as of March 31, 2018	100,238	29,057	32,750	15,435	9,714	187,194
Allowance - individually evaluated for impairment	4,555	—	23,049	11,311	359	39,274
Allowance - collectively evaluated for impairment	93,603	28,869	9,426	4,124	9,343	145,365
Allowance - purchased credit-impaired loans	2,080	188	275	—	12	2,555
Loans, net of unearned as of March 31, 2018:
Individually evaluated for impairment	40,758	2,077	124,975	81,090	702	249,602
Collectively evaluated for impairment	15,705,895	4,201,220	6,085,482	298,598	556,189	26,847,384
Purchased credit-impaired loans	81,655	31,138	36,095	—	3,919	152,807
Total loans, net of unearned income	$15,828,308	$4,234,435	$6,246,552	$379,688	$560,810	$27,249,793
Balance as of January 1, 2017	$89,398	$33,852	$50,357	$16,289	$12,172	$202,068
Charge-offs	(600)	—	(3,849)	(483)	(3,481)	(8,413)
Recoveries	1,676	221	5,676	903	837	9,313
Provision/(provision credit) for loan losses	2,633	(3,185)	(2,504)	(816)	2,872	(1,000)
Balance as of March 31, 2017	93,107	30,888	49,680	15,893	12,400	201,968
Allowance - individually evaluated for impairment	3,775	192	28,701	11,532	122	44,322
Allowance - collectively evaluated for impairment	89,142	30,646	20,629	4,361	12,278	157,056
Allowance - purchased credit-impaired loans	190	50	350	—	—	590
Loans, net of unearned as of March 31, 2017:
Individually evaluated for impairment	44,970	3,096	146,472	88,743	269	283,550
Collectively evaluated for impairment	11,620,748	2,166,069	4,308,917	320,492	346,399	18,762,625
Purchased credit-impaired loans	38,278	4,146	1,422	—	53	43,899
Total loans, net of unearned income	$11,703,996	$2,173,311	$4,456,811	$409,235	$346,721	$19,090,074

Note 6 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles (a)	$157,150	$(13,144)	$144,006	$160,650	$(8,176)	$152,474
Customer relationships	77,865	(52,018)	25,847	77,865	(50,777)	27,088
Other (b)	5,622	(1,060)	4,562	5,622	(795)	4,827
Total	$240,637	$(66,222)	$174,415	$244,137	$(59,748)	$184,389

(a)
2018 decrease in gross carrying amounts associated with the sale of two CBF branches and purchase accounting measurement period adjustments related to the CBF acquisition. See Note 2 - Acquisitions and Divestitures for additional information.

(b)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $6.5 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2018	$19,391
2019	24,834
2020	21,159
2021	19,547
2022	17,412
2023	16,117
Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of March 31, 2018 and December 31, 2017. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2016	$93,367	$98,004	$191,371
Additions	—	—	—
March 31, 2017	$93,367	$98,004	$191,371

December 31, 2017	$1,243,885	$142,968	$1,386,853
Additions (a)	11,648	—	11,648
March 31, 2018	$1,255,533	$142,968	$1,398,501

(a) 2018 increase associated with measurement period adjustments for the CBF acquisition.  See Note 2 - Acquisitions and Divestitures for additional information.

Note 7 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
All other income and commissions:
Other service charges	$5,124	$2,984
ATM and interchange fees	3,267	2,778
Dividend income (a)	2,249	—
Mortgage banking	1,770	1,261
Letter of credit fees	1,249	1,036
Electronic banking fees	1,204	1,323
Insurance commissions	757	883
Deferred compensation	451	1,827
Other	7,172	2,299
Total	$23,243	$14,391
All other expense:
Travel and entertainment	$2,983	$2,348
Other insurance and taxes	2,665	2,390
Litigation and regulatory matters	2,134	(292)
Supplies	1,836	863
Employee training and dues	1,779	1,543
Miscellaneous loan costs	1,142	622
Tax credit investments	1,137	942
Customer relations	1,063	1,336
Non-service components of net periodic pension and post-retirement cost	504	477
OREO	108	204
Other	19,981	8,792
Total	$35,332	$19,225
Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See Note 1 - Financial Information for additional information.

(a)
Effective January 1, 2018, FHN adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and began recording dividend income from FRB and FHLB holdings in Other income. Prior to first quarter 2018 these amounts were included in Interest income on the Consolidated Condensed Statements of Income.

Note 8 – Components of Other Comprehensive Income/(loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2018	$(26,834)	$(7,764)	$(288,227)	$(322,825)
Adjustment to reflect adoption of ASU 2016-01 and ASU 2017-12	(5)	(206)	—	(211)
Beginning balance, as adjusted	$(26,839)	$(7,970)	$(288,227)	$(323,036)
Net unrealized gains/(losses)	(59,504)	(8,638)	—	(68,142)
Amounts reclassified from AOCI	(39)	(155)	1,287	1,093
Other comprehensive income/(loss)	(59,543)	(8,793)	1,287	(67,049)
Balance as of March 31, 2018	$(86,382)	$(16,763)	$(286,940)	$(390,085)

Balance as of January 1, 2017	$(17,232)	$(1,265)	$(229,157)	$(247,654)
Net unrealized gains/(losses)	(1,536)	(1,062)	—	(2,598)
Amounts reclassified from AOCI	(27)	(852)	1,173	294
Other comprehensive income/(loss)	(1,563)	(1,914)	1,173	(2,304)
Balance as of March 31, 2017	$(18,795)	$(3,179)	$(227,984)	$(249,958)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended March 31
Details about AOCI	2018	2017	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$(52)	$(44)	Debt securities gains/(losses), net
Tax expense/(benefit)	13	17	Provision/(benefit) for income taxes
	(39)	(27)
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	(206)	(1,380)	Interest and fees on loans
Tax expense/(benefit)	51	528	Provision/(benefit) for income taxes
	(155)	(852)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	1,709	1,900	All other expense
Tax expense/(benefit)	(422)	(727)	Provision/(benefit) for income taxes
	1,287	1,173
Total reclassification from AOCI	$1,093	$294

Note 9 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended March 31
(Dollars and shares in thousands, except per share data)	2018	2017
Net income/(loss)	$94,994	$58,388
Net income attributable to noncontrolling interest	2,820	2,820
Net income/(loss) attributable to controlling interest	92,174	55,568
Preferred stock dividends	1,550	1,550
Net income/(loss) available to common shareholders	$90,624	$54,018

Weighted average common shares outstanding—basic	326,489	233,076
Effect of dilutive securities	3,855	3,779
Weighted average common shares outstanding—diluted	330,344	236,855

Net income/(loss) per share available to common shareholders	$0.28	$0.23
Diluted income/(loss) per share available to common shareholders	$0.27	$0.23
The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended March 31
(Shares in thousands)	2018	2017
Stock options excluded from the calculation of diluted EPS	2,410	2,453
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$24.83	$26.08
Other equity awards excluded from the calculation of diluted EPS	307	99

Note 10 – Contingencies and Other Disclosures
CONTINGENCIES
Contingent Liabilities Overview
Contingent liabilities arise in the ordinary course of business. Often they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators, from other government authorities, and from other parties concerning various matters relating to FHN’s current or former businesses. Certain matters of that sort are pending at this time, and FHN is cooperating in those matters. Pending and threatened litigation matters sometimes are settled by the parties, and sometimes pending matters are resolved in court or before an arbitrator. Regardless of the manner of resolution, frequently the most significant changes in status of a matter occur over a short time period, often following a lengthy period of little substantive activity. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes a loss contingency liability for a litigation matter when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.
Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to threatened or pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN, but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.
Material Loss Contingency Matters
Summary
As used in this Note, except for matters that are reported as having been substantially settled or otherwise substantially resolved, FHN's “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that reasonably possible material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in (i) or (ii) and certain matters mentioned in (iii). In addition, certain other matters, or groups of matters, are discussed relating to FHN’s former mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.
FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2018, the aggregate amount of liabilities established for all such loss contingency matters was $42.6 million. These liabilities are separate from those discussed under the heading “Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2018, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $22 million.
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

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

Material Matters
FHN, along with multiple co-defendants, is defending lawsuits brought by investors which claim that the offering documents under which certificates relating to First Horizon branded securitizations were sold to them were materially deficient. One of those matters is viewed as material currently: Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiff in that suit claims to have purchased (and later sold) certificates totaling $83.4 million, relating to a number of separate securitizations. Plaintiff demands damages and prejudgment interest, among several remedies sought. The current liability and RPL estimates for this matter are subject to significant uncertainties regarding: the dollar amounts claimed; the potential remedies that might be available or awarded; the outcome of any settlement discussions that may occur; the availability of significantly dispositive defenses; and the incomplete status of the discovery process.
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
FHN has received a notice of indemnification claims from Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” Nationstar was the purchaser of FHN’s mortgage servicing obligations and assets in 2013 and 2014 and, starting in 2011, FHN’s subservicer. The notice asserts several categories of indemnity obligations by FHN to Nationstar in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in formal litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar’s claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN’s contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
FHN recently received an indemnification notice from JPMorgan Chase & Co. related to other whole loans sold. The notice asserts that FHN-originated loans contributed to claimant’s losses in connection with large settlements that claimant paid to various third parties in connection with mortgage loans securitized by claimant. The notice does not include specific claimed deficiencies for specific loans, but does assert that quantitative analysis of loss allocation has been performed. This matter, currently at a very early stage, may result in discussions and possibly settlement without litigation, or may evolve into litigation, among many possible outcomes. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the number of, and the facts underlying, the loan originations which claimant asserts are indemnifiable; the applicability of FHN’s contractual indemnity covenants to those facts and originations; and, in those cases where an indemnity claim may be supported, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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

FTBNA, as indirect successor to CommunityOne Bank (“C1”) through FTBNA's merger with Capital Bank Corporation in 2017, is defending a consolidated lawsuit brought by multiple alleged victims of a fraudulent scheme known as “Black Diamond.” The action is pending in the U.S. District Court for the Western District of North Carolina (Civ. Act. No. 3:15-

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

cv-00403-RJC-DSC). The Black Diamond scheme ended in 2009 with the arrest of its principal. The Black Diamond business entity had a depositary account with C1. The plaintiffs claim that the Black Diamond account at C1 had the status of a “fiduciary account” under state law, and that C1 breached fiduciary duties owed to plaintiffs (because of that status) by not discovering the fraudulent scheme. Plaintiffs demand restitution of money lost in the scheme plus punitive damages and attorneys' fees. In March 2018, after mediation, FHN settled with approximately two-thirds of the plaintiffs, relating to approximately three-fourths of FHN’s previous estimate of the total RPL amount for this matter, for an immaterial settlement amount. The current RPL estimate for this matter is limited to unsettled claims net of established liability related to those claims, is included in the total RPL amount reported above, and is no longer a material amount.

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

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

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
Repurchase and Make-Whole Obligations
Starting in 2009, FHN received a high number of claims either to repurchase loans from the purchaser or to pay the purchaser to “make them whole” for economic losses incurred. These claims have been driven primarily by loan delinquencies. In repurchase or make-whole claims a loan purchaser typically asserts that specified loans violated representations and warranties FHN made when the loans were sold. A significant majority of claims received overall have come from GSEs, and the remainder are from purchasers of other whole loans sold. FHN has not received a loan repurchase or make-whole claim from the FH proprietary securitization trustee.
Generally, FHN reviews each claim and MI cancellation notice individually. FHN’s responses include appeal, provide additional information, deny the claim (rescission), repurchase the loan or remit a make-whole payment, or reflect cancellation of MI.
After several years resolving repurchase and make-whole claims with each GSE on a loan-by-loan basis, in 2013 and 2014 FHN entered into DRAs with the GSEs, resolving a substantial majority of potential claims. Starting in 2014, the overall number of such claims diminished substantially, primarily as a result of the DRAs. Each DRA resolved obligations associated with loans originated from 2000 to 2008, but certain obligations and loans were excluded. Under each DRA, FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have loan repurchase or monetary compensation obligations under the DRAs related to private mortgage insurance rescissions, cancellations, and denials (with certain exceptions). FHN also has exposure related to loans where there has been a prior bulk sale of servicing, as well as certain other whole-loan sales. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for MI cancellations and denials to the extent attributable to the acts of the current servicer.
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

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

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
From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. The last FH securitization occurred in 2007.
Mortgage-Related Glossary

Agencies	the two GSEs and Ginnie Mae	HELOC	home equity line of credit
certificates	securities sold to investors representing interests in mortgage loan securitizations	HUD	Dept. of Housing and Urban Development

DOJ	U.S. Department of Justice	LTV	loan-to-value, a ratio of the loan amount divided by the home value

DRA	definitive resolution agreement with a GSE	MI	private mortgage insurance, insuring against borrower payment default

Fannie Mae, Fannie, FNMA	Federal National Mortgage Association	MSR	mortgage servicing rights

FH proprietary securitization	securitization of mortgages sponsored by FHN under its First Horizon brand	nonconforming loans	loans that did not conform to Agency program requirements

FHA	Federal Housing Administration	other whole loans sold	mortgage loans sold to private, non-Agency purchasers

Freddie Mac, Freddie, FHLMC	Federal Home Loan Mortgage Corporation	2008 platform sale, platform sale	FHN’s sale of its national mortgage origination and servicing platforms in 2008

Ginnie Mae, Ginnie, GNMA	Government National Mortgage Association	pipeline or active pipeline	pipeline of mortgage repurchase, make-whole, & certain related claims against FHN

GSEs	Fannie Mae and Freddie Mac	VA	Veterans Administration
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, and certain related exposures and has accrued for losses of $34.2 million as of March 31, 2018 and December 31, 2017 including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
Other FHN Mortgage Exposures
At March 31, 2018, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing, and no such claims had been made. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.
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
Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically, the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; and (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees. At March 31, 2018, FHN’s repurchase and foreclosure liability considered certain known exposures from other whole loans sold.
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
Conversion of these shares into Class A shares of Visa is prohibited until the final resolution of the covered litigation. In conjunction with the prior sales of Visa Class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio is adjusted when Visa deposits funds into the escrow account to cover certain litigation. As of March 31, 2018 and December 31, 2017, the derivative liabilities were $5.6 million.
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

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

FHN holds approximately 1.0 million Visa Class B shares. FHN’s Visa shares are not considered to have a readily determinable fair value ("RDFV") and are currently included in the Consolidated Condensed Statements of Condition at their historical cost of $0 under the accounting election available to equity investments that lack an RDFV. As of March 31, 2018, the conversion ratio is 165 percent reflecting a Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this conversion ratio by an amount that is not determinable at present. Based on the closing price on March 31, 2018, assuming conversion into Class A shares at the current conversion ratio, FHN’s Visa holdings would have had a value of approximately $206 million. Recognition of market value in the future with that conversion ratio is dependent upon the final resolution of the remainder of Visa’s Covered Litigation matters without further reduction of the conversion ratio.
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

Note 11 – Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN did not make any contributions to the qualified pension plan in the first quarter of 2018. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan for the remainder of 2018.
FHN assumed two additional qualified plans in conjunction with the CBF acquisition. Both legacy CBF plans are frozen. FHN contributed $5.1 million to these plans in December 2017. As of December 31, 2017, the aggregate benefit obligation for the plans was $18.7 million and aggregate plan assets were $18.6 million. Benefit payments, expense and actuarial gains/losses related to these plans were insignificant for 2018 and 2017. Additional funding amounts to these plans are dependent upon the potential settlement of the plans. Due to the insignificant financial statement impact, these two plans are not included in the disclosures that follow.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5.4 million for 2017. FHN anticipates making benefit payments under the non-qualified plans of $5.7 million in 2018.
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
Service cost is included in Employee compensation, incentives, and benefits in the Consolidated Condensed Statements of Income. All other components of net periodic benefit cost are included in All other expense. The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$10	$9	$33	$27
Interest cost	6,986	7,379	327	326
Expected return on plan assets	(8,225)	(8,891)	(269)	(237)
Amortization of unrecognized:
Prior service cost/(credit)	—	13	—	24
Actuarial (gain)/loss	2,956	2,380	(91)	(142)
Net periodic benefit cost/(credit)	$1,727	$890	$—	$(2)

Note 12 – Business Segment Information
FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in Tennessee, North Carolina, South Carolina, Florida and other selected markets. Regional banking also provides investments, wealth management, financial planning, trust services and asset management, mortgage banking, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income securities sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, and acquisition- and integration-related costs. The non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.
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

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
Consolidated
Net interest income	$301,173	$189,708
Provision/(provision credit) for loan losses	(1,000)	(1,000)
Noninterest income	136,017	116,939
Noninterest expense	313,265	222,205
Income/(loss) before income taxes	124,925	85,442
Provision/(benefit) for income taxes	29,931	27,054
Net income/(loss)	$94,994	$58,388
Average assets	$40,350,514	$28,806,106

Note 12 – Business Segment Information (Continued)

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
Regional Banking
Net interest income	$298,699	$193,082
Provision/(provision credit) for loan losses	5,312	3,098
Noninterest income	78,853	58,978
Noninterest expense	205,201	148,050
Income/(loss) before income taxes	167,039	100,912
Provision/(benefit) for income taxes	39,362	36,476
Net income/(loss)	$127,677	$64,436
Average assets	$28,474,692	$17,955,627
Fixed Income
Net interest income	$8,463	$1,156
Noninterest income	45,605	50,823
Noninterest expense	50,544	48,707
Income/(loss) before income taxes	3,524	3,272
Provision/(benefit) for income taxes	742	1,018
Net income/(loss)	$2,782	$2,254
Average assets	$3,481,214	$1,875,488
Corporate
Net interest income/(expense)	$(13,190)	$(13,771)
Noninterest income	9,479	5,476
Noninterest expense	51,116	16,874
Income/(loss) before income taxes	(54,827)	(25,169)
Provision/(benefit) for income taxes	(12,444)	(12,929)
Net income/(loss)	$(42,383)	$(12,240)
Average assets	$7,110,129	$7,358,788
Non-Strategic
Net interest income	$7,201	$9,241
Provision/(provision credit) for loan losses	(6,312)	(4,098)
Noninterest income	2,080	1,662
Noninterest expense	6,404	8,574
Income/(loss) before income taxes	9,189	6,427
Provision/(benefit) for income taxes	2,271	2,489
Net income/(loss)	$6,918	$3,938
Average assets	$1,284,479	$1,616,203
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Business Segment Information (Continued)

The following table reflects a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Three months ended March 31, 2018
Noninterest income:
Fixed income (a)	$81	$45,425	$—	$—	$45,506
Deposit transactions and cash management	29,918	3	1,194	47	31,162
Brokerage, management fees and commissions	13,483	—	—	—	13,483
Bankcard income	11,115	—	57	95	11,267
Trust services and investment management	7,292	—	(15)	—	7,277
Bank-owned life insurance (b)	—	—	3,993	—	3,993
Debt securities gains/(losses), net (b)	—	—	52	—	52
Equity securities gains/(losses), net (b)	—	—	34	—	34
All other income and commissions (c) (d)	16,964	177	4,164	1,938	23,243
Total noninterest income	$78,853	$45,605	$9,479	$2,080	$136,017

Three months ended March 31, 2017
Noninterest income:
Fixed income	$74	$50,604	$—	$—	$50,678
Deposit transactions and cash management	23,234	—	1,289	42	24,565
Brokerage, management fees and commissions	11,906	—	—	—	11,906
Bankcard income	5,342	—	56	57	5,455
Trust services and investment management	6,680	—	(27)	—	6,653
Bank-owned life insurance	—	—	3,247	—	3,247
Debt securities gains/(losses), net	—	—	44	—	44
Equity securities gains/(losses), net	—	—	—	—	—
All other income and commissions	11,742	219	867	1,563	14,391
Total noninterest income	$58,978	$50,823	$5,476	$1,662	$116,939

(a)	Includes $8.2 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

(d)	Corporate includes a $3.3 million gain on the sale of a building.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	21,302	N/A	24,175	N/A
Less: Allowance for loan losses	—	N/A	—	N/A
Total net loans	21,302	N/A	24,175	N/A
Other assets	42	$81,212	47	$80,479
Total assets	$21,344	$81,212	$24,222	$80,479
Liabilities:
Term borrowings	$8,600	N/A	$11,226	N/A
Other liabilities	2	$61,258	2	$61,733
Total liabilities	$8,602	$61,258	$11,228	$61,733
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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were $1.0 million and $.5 million for the three months ended March 31, 2018 and 2017, respectively. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three months ended March 31, 2018, and 2017 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$2,356	$2,278
Low income housing tax credits	(2,537)	(2,400)
Other tax benefits related to qualifying LIHTC investments	(690)	(919)

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
Proprietary Residential Mortgage Securitizations. FHN holds variable interests (primarily principal-only strips) in proprietary residential mortgage securitization trusts it established prior to 2008 as a source of liquidity for its mortgage banking operations. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trusts, the creditors of the trusts hold no recourse to the assets of FHN. Additionally, FHN has no contractual requirements to provide financial support to the trusts. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. However, FHN did not have the ability to participate in significant portions of a securitization trust’s cash flows and FHN was not considered the primary beneficiary of the trust. Therefore, these trusts were not consolidated by FHN.

Holdings in Agency Mortgage-Backed Securities. FHN holds securities issued by various Agency securitization trusts. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have

Note 13 – Variable Interest Entities (Continued)

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

Proprietary Trust Preferred Issuances. In conjunction with the acquisition of CBF, FHN acquired junior subordinated debt totaling $212.4 million underlying multiple issuances of trust preferred debt by institutions previously acquired by CBF. All of these trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN.

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2018:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$92,129	$32,053	(a)
Other tax credit investments (b) (c)	19,894	—	Other assets
Small issuer trust preferred holdings (d)	332,414	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	48,658	65,516	(e)
Proprietary residential mortgage securitizations	1,926	—	Trading securities
Holdings of agency mortgage-backed securities (d)	5,278,310	—	(f)
Commercial loan troubled debt restructurings (g)	20,727	—	Loans, net of unearned income
Sale-leaseback transaction	14,827	—	(h)
Proprietary trust preferred issuances (i)	—	212,378	Term borrowings

(a)
Maximum loss exposure represents $60.0 million of current investments and $32.1 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2020.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $65.5 million classified as Term borrowings.

(f)	Includes $.5 billion classified as Trading securities and $4.7 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $19.2 million of current receivables and $1.5 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(h)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

(i)	No exposure to loss due to nature of FHN's involvement.
The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2017:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$94,798	$33,348	(a)
Other tax credit investments (b) (c)	20,394	—	Other assets
Small issuer trust preferred holdings (d)	332,455	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	48,817	65,357	(e)
Proprietary residential mortgage securitizations	2,151	—	Trading securities
Holdings of agency mortgage-backed securities (d)	5,349,287	—	(f)
Commercial loan troubled debt restructurings (g)	19,411	—	Loans, net of unearned income
Sale-leaseback transaction	14,827	—	(h)
Proprietary trust preferred issuances (i)	—	212,378	Term borrowings

(a)
Maximum loss exposure represents $61.5 million of current investments and $33.3 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2020.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $65.4 million classified as Term borrowings.

(f)	Includes $.5 billion classified as Trading securities and $4.8 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $19.1 million of current receivables and $.3 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(h)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

(i)	No exposure to loss due to nature of FHN's involvement.

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. One central clearinghouse considers daily margin posted or received as legal settlements of the related derivative contracts. This results in these amounts being now presented net by contract in the Consolidated Condensed Statements of Condition. This change has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2018 and December 31, 2017, respectively, FHN had $26.7 million and $27.8 million of cash receivables and $34.5 million and $28.3 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $38.0 million and

Note 14 – Derivatives (Continued)

$42.7 million for the three months ended March 31, 2018 and 2017, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,022,577	$12,228	$40,742
Offsetting upstream interest rate contracts	2,022,577	39,429	11,677
Option contracts purchased	10,000	13	—
Forwards and futures purchased	6,019,851	10,429	8,757
Forwards and futures sold	6,212,589	9,062	9,801

	December 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,026,753	$22,097	$18,323
Offsetting upstream interest rate contracts	2,026,753	17,931	20,720
Option contracts purchased	20,000	15	—
Forwards and futures purchased	6,257,140	4,354	5,526
Forwards and futures sold	6,292,012	5,806	4,010
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
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was not significant as of March 31, 2018 and was $.1 million in Derivative assets as of December 31, 2017.
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was not significant as of March 31, 2018 and was $.2 million in Derivative assets as of December 31, 2017.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$1,759,979	$6,214	$38,335
Offsetting upstream interest rate contracts	1,759,979	36,050	6,339
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	N/A	$57
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(20,023)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(3,506)
Total carrying value	N/A	N/A	$876,471

	December 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$1,608,912	$11,644	$19,780
Offsetting upstream interest rate contracts	1,608,912	18,473	11,019
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$371	N/A
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(13,472)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(3,910)
Total carrying value	N/A	N/A	$882,618

Note 14 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(24,724)	$(3,276)
Offsetting upstream interest rate contracts (a)	24,724	3,276
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$(6,595)	$(2,800)
Hedged Items:
Term borrowings (b) (c)	6,550	2,733

(a)	Gains/losses included in All other expense within the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the Interest expense for 2018 and All other expense for 2017 within the Consolidated Condensed Statements of Income.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
In first quarter 2016, FHN entered into a pay floating, receive fixed interest rate swap in a hedging strategy to manage its exposure to the variability in cash flows related to the interest payments for the following five years on $250 million principal of debt instruments, which primarily consist of held-to-maturity trust preferred loans that have variable interest payments based on 3-month LIBOR. In first quarter 2017, FHN initiated cash flow hedges of $650 million notional amount that had initial durations between three and seven years. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments based on 1-month LIBOR. These qualify for hedge accounting as cash flow hedges under ASC 815-20. Subsequent to 2017, all changes in the fair value of these derivatives are recorded as a component of AOCI. Amounts are reclassified from AOCI to earnings as the hedged cash flows affect earnings. Prior to 2018, FTB measured ineffectiveness using the Hypothetical Derivative Method and AOCI was adjusted to an amount that reflected the lesser of either the cumulative change in fair value of the swaps or the cumulative change in the fair value of the hypothetical derivative instruments. To the extent that any ineffectiveness existed in the hedge relationships, the amounts were recorded in current period earnings. Interest paid or received for these swaps is recognized as an adjustment to interest income of the assets whose cash flows are being hedged.
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$690	$23
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

Note 14 – Derivatives (Continued)

	December 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$942	N/A
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A
The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps (a)	$(11,618)	$(3,101)
Gain/(loss) recognized in Other comprehensive income/(loss)	(8,844)	(1,062)
Gain/(loss) reclassified from AOCI into Interest income	(155)	(852)

(a)	Approximately $7.2 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.
Other Derivatives
In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2018 and December 31, 2017, the derivative liabilities associated with the sales of Visa Class B shares were $5.6 million. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2018 and December 31, 2017, these loans were valued at $5.9 million and $1.5 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $21.3 million of assets and $49.0 million of liabilities on March 31, 2018, and $23.3 million of assets and $34.5 million of liabilities on December 31, 2017. As of March 31, 2018 and December 31, 2017, FHN had received collateral of $112.0 million and $119.3 million and posted collateral of $18.4 million and $18.9 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $18.8 million of assets and $40.4 million of liabilities on March 31, 2018, and $22.8 million of assets and $19.4 million of liabilities on December 31, 2017. As of March 31, 2018 and December 31, 2017, FHN had received collateral of $109.3 million and $118.6 million and posted collateral of $13.8 million and $6.7 million, respectively, in the normal course of business related to these contracts.
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

Note 14 – Derivatives (Continued)

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of March 31, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
March 31, 2018 (b)	$94,611	$—	$94,611	$(11,477)	$(26,901)	$56,233
December 31, 2017 (b)	71,458	—	71,458	(17,278)	(33,370)	20,810

(a)
Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of March 31, 2018 and December 31, 2017, $19.7 million and $10.2 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of March 31, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2018 (b)	$97,173	$—	$97,173	$(11,477)	$(65,927)	$19,769
December 31, 2017 (b)	69,842	—	69,842	(17,278)	(51,801)	763

(a)
Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of March 31, 2018 and December 31, 2017, $24.2 million and $15.2 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of March 31, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
March 31, 2018	$910,670	$—	$910,670	$(365)	$(903,580)	$6,725
December 31, 2017	725,609	—	725,609	(259)	(720,036)	5,314
The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of March 31, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2018	$672,154	$—	$672,154	$(365)	$(671,789)	$—
December 31, 2017	656,602	—	656,602	(259)	(656,216)	127

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$27,634	$—	$27,634
Government agency issued MBS	277,555	5,331	282,886
Government agency issued CMO	127,761	5,586	133,347
Government guaranteed loans (SBA and USDA)	228,287	—	228,287
Total Securities sold under agreements to repurchase	$661,237	$10,917	$672,154

	December 31, 2017
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$13,830	$—	$13,830
Government agency issued MBS	424,821	5,365	430,186
Government agency issued CMO	54,037	3,666	57,703
Government guaranteed loans (SBA and USDA)	154,883	—	154,883
Total Securities sold under agreements to repurchase	$647,571	$9,031	$656,602

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$46,083	$—	$46,083
Government agency issued MBS	—	186,377	—	186,377
Government agency issued CMO	—	354,730	—	354,730
Other U.S. government agencies	—	157,046	—	157,046
States and municipalities	—	89,799	—	89,799
Corporates and other debt	—	921,255	—	921,255
Equity, mutual funds, and other	—	2,214	—	2,214
Total trading securities—fixed income	—	1,757,504	—	1,757,504
Trading securities—mortgage banking	—	—	1,926	1,926
Loans held-for-sale (elected fair value)	—	2,875	18,334	21,209
Securities available-for-sale:
U.S. treasuries	—	98	—	98
Government agency issued MBS	—	2,530,862	—	2,530,862
Government agency issued CMO	—	2,206,341	—	2,206,341
Other U.S. government agencies	—	29,623	—	29,623
States and municipalities	—	510	—	510
Corporates and other debt	—	55,988	—	55,988
Interest-only strips (elected fair value)	—	—	2,733	2,733
Total securities available-for-sale	—	4,823,422	2,733	4,826,155
Other assets:
Deferred compensation mutual funds	40,466	—	—	40,466
Equity, mutual funds, and other	26,967	—	—	26,967
Derivatives, forwards and futures	19,491	—	—	19,491
Derivatives, interest rate contracts	—	94,624	—	94,624
Derivatives, other	—	233	—	233
Total other assets	86,924	94,857	—	181,781
Total assets	$86,924	$6,678,658	$22,993	$6,788,575
Trading liabilities—fixed income:
U.S. treasuries	$—	$631,606	$—	$631,606
Government agency issued MBS	—	379	—	379
Government agency issued CMO	—	2,061	—	2,061
States and municipalities	—	1,665	—	1,665
Corporates and other debt	—	191,651	—	191,651
Total trading liabilities—fixed income	—	827,362	—	827,362
Other liabilities:
Derivatives, forwards and futures	18,558	—	—	18,558
Derivatives, interest rate contracts	—	97,173	—	97,173
Derivatives, other	—	18	5,645	5,663
Total other liabilities	18,558	97,191	5,645	121,394
Total liabilities	$18,558	$924,553	$5,645	$948,756

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$128,995	$—	$128,995
Government agency issued MBS	—	227,038	—	227,038
Government agency issued CMO	—	275,014	—	275,014
Other U.S. government agencies	—	54,699	—	54,699
States and municipalities	—	34,573	—	34,573
Corporates and other debt	—	693,877	—	693,877
Equity, mutual funds, and other	—	(2)	—	(2)
Total trading securities—fixed income	—	1,414,194	—	1,414,194
Trading securities—mortgage banking	—	—	2,151	2,151
Loans held-for-sale	—	1,955	18,926	20,881
Securities available-for-sale:
U.S. treasuries	—	99	—	99
Government agency issued MBS	—	2,577,376	—	2,577,376
Government agency issued CMO	—	2,269,858	—	2,269,858
Corporates and other debt	—	55,782	—	55,782
Interest-only strips	—	—	1,270	1,270
Equity, mutual funds, and other	27,017	—	—	27,017
Total securities available-for-sale	27,017	4,903,115	1,270	4,931,402
Other assets:
Deferred compensation assets	39,822	—	—	39,822
Derivatives, forwards and futures	10,161	—	—	10,161
Derivatives, interest rate contracts	—	71,473	—	71,473
Total other assets	49,983	71,473	—	121,456
Total assets	$77,000	$6,390,737	$22,347	$6,490,084
Trading liabilities—fixed income:
U.S. treasuries	$—	$506,679	$—	$506,679
Corporates and other debt	—	131,836	—	131,836
Total trading liabilities—fixed income	—	638,515	—	638,515
Other liabilities:
Derivatives, forwards and futures	9,535	—	—	9,535
Derivatives, interest rate contracts	—	69,842	—	69,842
Derivatives, other	—	39	5,645	5,684
Total other liabilities	9,535	69,881	5,645	85,061
Total liabilities	$9,535	$708,396	$5,645	$723,576

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2018 and 2017, on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2018	$2,151		$1,270		$18,926		$(5,645)
Total net gains/(losses) included in:
Net income	16		1,592		169		(296)
Purchases	—		—		28		—
Sales	—		(9,193)		—		—
Settlements	(241)		—		(789)		296
Net transfers into/(out of) Level 3	—		9,064	(b)	—		—
Balance on March 31, 2018	$1,926		$2,733		$18,334		$(5,645)
Net unrealized gains/(losses) included in net income	$(25)	(a)	$19	(c)	$169	(a)	$(296)	(e)

	Three Months Ended March 31, 2017
(Dollars in thousands)	Trading securities		Loans held-for-sale		Net derivative liabilities
Balance on January 1, 2017	$2,573		$21,924		$(6,245)
Total net gains/(losses) included in:
Net income	17		922		(1)
Purchases	—		32		—
Settlements	(255)		(1,574)		296
Net transfers into/(out of) Level 3	—		(83)	(d)	—
Balance on March 31, 2017	$2,335		$21,221		$(5,950)
Net unrealized gains/(losses) included in net income	$(27)	(a)	$922	(a)	$(1)	(e)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at March 31, 2018, and December 31, 2017, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$531,671	$1,435	$533,106
Loans held-for-sale—first mortgages	—	—	615	615
Loans, net of unearned income (a)	—	—	28,873	28,873
OREO (b)	—	—	32,375	32,375
Other assets (c)	—	—	25,796	25,796

	Carrying value at December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$465,504	$1,473	$466,977
Loans held-for-sale—first mortgages	—	—	618	618
Loans, net of unearned income (a)	—	—	26,666	26,666
OREO (b)	—	—	39,566	39,566
Other assets (c)	—	—	26,521	26,521

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.
For assets measured on a nonrecurring basis which were still held on the consolidated balance sheet at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2018 and 2017:

	Net gains/(losses) Three Months Ended March 31
(Dollars in thousands)	2018	2017
Loans held-for-sale—SBAs and USDA	$(206)	$(33)
Loans held-for-sale—first mortgages	5	3
Loans, net of unearned income (a)	502	484
OREO (b)	(1,160)	(445)
Other assets (c)	(1,137)	(942)
	$(1,996)	$(933)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

In fourth quarter 2017, FHN recognized $3.0 million and $.8 million of impairments on long-lived assets in its Corporate and Regional Banking segments, respectively, associated with efforts to more efficiently utilize its branch locations, including integration with branches acquired from CBF. The affected branch locations represented a mixture of owned and leased sites. The fair values of owned sites were determined using estimated sales prices from appraisals less estimated costs to sell. The fair

Note 16 – Fair Value of Assets & Liabilities (Continued)

values of leased sites were determined using a discounted cash flow approach, based on the revised estimated useful lives of the related assets. Both measurement methodologies are considered Level 3 valuations.
In third quarter 2017, FHN’s Corporate segment recognized $2.0 million of impairments on long-lived technology assets associated with the transition to expanded processing capacity that will be required upon completion of the merger with CBF. The fair values of the assets impaired were determined using a discounted cash flow approach which reflected short estimated remaining lives and considered estimated salvage values. The measurement methodologies are considered Level 3 valuations.
Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)
Level 3 Class	Fair Value at March 31, 2018	Valuation Techniques	Unobservable Input	Values Utilized
Available-for-sale- securities SBA-interest only strips	$2,733	Discounted cash flow	Constant prepayment rate	11%
			Bond equivalent yield	12%- 14%
Loans held-for-sale - residential real estate	18,949	Discounted cash flow	Prepayment speeds - First mortgage	2% - 11%
			Prepayment speeds - HELOC	3% - 12%
			Foreclosure losses	50% - 70%
			Loss severity trends - First mortgage	5% - 25% of UPB
			Loss severity trends - HELOC	20% - 100% of UPB
Loans held-for-sale- unguaranteed interest in SBA loans	1,435	Discounted cash flow	Constant prepayment rate	8% - 12%
			Bond equivalent yield	9% - 10%
Derivative liabilities, other	5,645	Discounted cash flow	Visa covered litigation resolution amount	$4.2 billion - $5.0 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	18 - 48 months
Loans, net of unearned income (a)	28,873	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
OREO (b)	32,375	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	25,796	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

(a)
Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

Note 16 – Fair Value of Assets & Liabilities (Continued)

(Dollars in thousands)
Level 3 Class	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Input	Values Utilized
Available-for-sale- securities SBA-interest only strips	$1,270	Discounted cash flow	Constant prepayment rate	10% - 11%
			Bond equivalent yield	17%
Loans held-for-sale - residential real estate	19,544	Discounted cash flow	Prepayment speeds - First mortgage	2% - 12%
			Prepayment speeds - HELOC	5% - 12%
			Foreclosure losses	50% - 70%
			Loss severity trends - First mortgage	5% - 30% of UPB
			Loss severity trends - HELOC	15% - 100% of UPB
Loans held-for-sale- unguaranteed interest in SBA loans	1,473	Discounted cash flow	Constant prepayment rate	8% - 12%
			Bond equivalent yield	9% - 10%
Derivative liabilities, other	5,645	Discounted cash flow	Visa covered litigation resolution amount	$4.4 billion - $5.2 billion
			Probability of resolution scenarios	10% - 30%
			Time until resolution	18 - 48 months
Loans, net of unearned income (a)	26,666	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
OREO (b)	39,566	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	26,521	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

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
Fair Value Option
FHN has elected the fair value option on a prospective basis for almost all types of mortgage loans originated for sale purposes under the Financial Instruments Topic (“ASC 825”) except for mortgage origination operations which utilize the platform acquired from CBF. FHN determined that the election reduces certain timing differences and better matches changes in the value of such loans with changes in the value of derivatives and forward delivery commitments used as economic hedges for these assets at the time of election.
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

	March 31, 2018
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$21,209	$29,531	$(8,322)
Nonaccrual loans	5,300	9,960	(4,660)
Loans 90 days or more past due and still accruing	99	124	(25)
	December 31, 2017
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$20,881	$29,755	$(8,874)
Nonaccrual loans	5,783	10,881	(5,098)
Loans 90 days or more past due and still accruing	—	—	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$169	$922
For the three months ended March 31, 2018, and 2017, the amounts for residential real estate loans held-for-sale included gains of $.3 million and $.2 million, respectively, in pretax earnings that are attributable to changes in instruments-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.
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
Determination of Fair Value
In accordance with ASC 820-10-35, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value of financial instruments recorded at fair value in the Consolidated Condensed Statements of Condition and for estimating the fair value of financial instruments for which fair value is disclosed.

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
Securities available-for-sale. Securities available-for-sale includes the investment portfolio accounted for as available-for-sale under ASC 320-10-25. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations.
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
Non-mortgage consumer loans held-for-sale are valued using current market pricing for similar assets with adjustments for differences in credit standing (delinquency, historical default rates for similar loans), yield, collateral values and prepayment rates. If pricing for similar assets is not available, a discounted cash flow methodology is utilized, which incorporates all of these factors into an estimate of investor required yield for the discount rate.
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
Collateral-Dependent loans. For loans measured using the estimated fair value of collateral less costs to sell, fair value is estimated using appraisals of the collateral. Collateral values are monitored and additional write-downs are recognized if it is determined that the estimated collateral values have declined further. Estimated costs to sell are based on current amounts of disposal costs for similar assets. Carrying value is considered to reflect fair value for these loans.
Derivative assets and liabilities. The fair value for forwards and futures contracts is based on current transactions involving identical securities. Futures contracts are exchange-traded and thus have no credit risk factor assigned as the risk of non-performance is limited to the clearinghouse used.

Note 16 – Fair Value of Assets & Liabilities (Continued)

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
Nonearning assets. For disclosure purposes, for periods prior to 2018, nonearning financial assets include cash and due from banks, accrued interest receivable, and fixed income receivables. Due to the short-term nature of cash and due from banks, accrued interest receivable, and fixed income receivables, the fair value is approximated by the book value.
Other assets. For disclosure purposes, other assets consist of tax credit investments, FRB and FHLB Stock, deferred compensation mutual funds and equity investments (including other mutual funds) with readily determinable fair values. Tax credit investments accounted for under the equity method are written down to estimated fair value quarterly based on the estimated value of the associated tax credits which incorporates estimates of required yield for hypothetical investors. The fair value of all other tax credit investments is estimated using recent transaction information with adjustments for differences in individual investments. Deferred compensation mutual funds are recognized at fair value, which is based on quoted prices in active markets.
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
Undefined maturity deposits. For periods prior to 2018, in accordance with ASC 825, the fair value of these deposits is approximated by the book value. For the purpose of this disclosure, undefined maturity deposits include demand deposits, checking interest accounts, savings accounts, and money market accounts.
Short-term financial liabilities. The fair value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Other noninterest-bearing liabilities. For disclosure purposes, for periods prior to 2018, other noninterest-bearing financial liabilities include accrued interest payable and fixed income payables. Due to the short-term nature of these liabilities, the book value is considered to approximate fair value.
Loan commitments. Fair values of these commitments are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Other commitments. Fair values of these commitments are based on fees charged to enter into similar agreements.
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of March 31, 2018 and December 31,

Note 16 – Fair Value of Assets & Liabilities (Continued)

2017, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of March 31, 2018:

	March 31, 2018
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$15,728,070	$—	$—	$15,744,075	$15,744,075
Commercial real estate	4,205,378	—	—	4,217,348	4,217,348
Consumer:
Consumer real estate	6,213,802	—	—	6,188,128	6,188,128
Permanent mortgage	364,253	—	—	371,219	371,219
Credit card & other	551,096	—	—	553,380	553,380
Total loans, net of unearned income and allowance for loan losses	27,062,599	—	—	27,074,150	27,074,150
Short-term financial assets:
Interest-bearing cash	309,351	309,351	—	—	309,351
Federal funds sold	62,541	—	62,541	—	62,541
Securities purchased under agreements to resell	910,670	—	910,670	—	910,670
Total short-term financial assets	1,282,562	309,351	973,211	—	1,282,562
Trading securities (a)	1,759,430	—	1,757,504	1,926	1,759,430
Loans held-for-sale
Mortgage loans (elected fair value) (a)	21,209	—	2,875	18,334	21,209
USDA & SBA loans- LOCOM	533,106	—	533,529	1,455	534,984
Other consumer loans- LOCOM	151,296	—	24,170	127,126	151,296
Mortgage loans- LOCOM	64,801	—	3,728	61,073	64,801
Total loans held-for-sale	770,412	—	564,302	207,988	772,290
Securities available-for-sale (a)	4,826,155	—	4,823,422	2,733	4,826,155
Securities held-to-maturity	10,000	—	—	9,817	9,817
Derivative assets (a)	114,348	19,491	94,857	—	114,348
Other assets:
Tax credit investments	116,023	—	—	109,970	109,970
Deferred compensation mutual funds	40,466	40,466	—	—	40,466
Equity, mutual funds, and other (b)	245,304	26,967	—	218,337	245,304
Total other assets	401,793	67,433	—	328,307	395,740
Total assets	$36,227,299	$396,275	$8,213,296	$27,624,921	$36,234,492
Liabilities:
Defined maturity deposits	$3,328,732	$—	$3,282,918	$—	$3,282,918
Trading liabilities (a)	827,362	—	827,362	—	827,362
Short-term financial liabilities:
Federal funds purchased	392,714	—	392,714	—	392,714
Securities sold under agreements to repurchase	672,154	—	672,154	—	672,154
Other short-term borrowings	1,332,141	—	1,332,141	—	1,332,141
Total short-term financial liabilities	2,397,009	—	2,397,009	—	2,397,009
Term borrowings:
Real estate investment trust-preferred	46,117	—	—	48,410	48,410
Term borrowings—new market tax credit investment	18,000	—	—	17,887	17,887
Secured borrowings	21,147	—	—	20,889	20,889
Junior subordinated debentures	187,615	—	—	187,615	187,615
Other long term borrowings	942,088	—	954,951	—	954,951
Total term borrowings	1,214,967	—	954,951	274,801	1,229,752
Derivative liabilities (a)	121,394	18,558	97,191	5,645	121,394
Total liabilities	$7,889,464	$18,558	$7,559,431	$280,446	$7,858,435

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $130.5 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Statements of Condition as of December 31, 2017:

	December 31, 2017
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$15,959,062	$—	$—	$15,990,991	$15,990,991
Commercial real estate	4,186,268	—	—	4,215,367	4,215,367
Consumer:
Consumer real estate	6,330,384	—	—	6,320,308	6,320,308
Permanent mortgage	383,742	—	—	388,396	388,396
Credit card & other	609,918	—	—	607,955	607,955
Total loans, net of unearned income and allowance for loan losses	27,469,374	—	—	27,523,017	27,523,017
Short-term financial assets:
Interest-bearing cash	1,185,600	1,185,600	—	—	1,185,600
Federal funds sold	87,364	—	87,364	—	87,364
Securities purchased under agreements to resell	725,609	—	725,609	—	725,609
Total short-term financial assets	1,998,573	1,185,600	812,973	—	1,998,573
Trading securities (a)	1,416,345	—	1,414,194	2,151	1,416,345
Loans held-for-sale
Mortgage loans	88,173	—	6,902	81,271	88,173
USDA & SBA loans	466,977	—	467,227	1,510	468,737
Other consumer loans	144,227	—	9,965	134,262	144,227
Securities available-for-sale (a) (b)	5,170,255	27,017	4,903,115	240,123	5,170,255
Securities held-to-maturity	10,000	—	—	9,901	9,901
Derivative assets (a)	81,634	10,161	71,473	—	81,634
Other assets:
Tax credit investments	119,317	—	—	112,292	112,292
Deferred compensation assets	39,822	39,822	—	—	39,822
Total other assets	159,139	39,822	—	112,292	152,114
Nonearning assets:
Cash & due from banks	639,073	639,073	—	—	639,073
Fixed income receivables	68,693	—	68,693	—	68,693
Accrued interest receivable	97,239	—	97,239	—	97,239
Total nonearning assets	805,005	639,073	165,932	—	805,005
Total assets	$37,809,702	$1,901,673	$7,851,781	$28,104,527	$37,857,981
Liabilities:
Deposits:
Defined maturity	$3,322,921	$—	$3,293,650	$—	$3,293,650
Undefined maturity	27,297,441	—	27,297,431	—	27,297,431
Total deposits	30,620,362	—	30,591,081	—	30,591,081
Trading liabilities (a)	638,515	—	638,515	—	638,515
Short-term financial liabilities:
Federal funds purchased	399,820	—	399,820	—	399,820
Securities sold under agreements to repurchase	656,602	—	656,602	—	656,602
Other short-term borrowings	2,626,213	—	2,626,213	—	2,626,213
Total short-term financial liabilities	3,682,635	—	3,682,635	—	3,682,635
Term borrowings:
Real estate investment trust-preferred	46,100	—	—	48,880	48,880
Term borrowings—new market tax credit investment	18,000	—	—	17,930	17,930
Secured borrowings	18,642	—	—	18,305	18,305
Junior subordinated debentures	187,281	—	—	187,281	187,281
Other long term borrowings	948,074	—	966,292	—	966,292
Total term borrowings	1,218,097	—	966,292	272,396	1,238,688
Derivative liabilities (a)	85,061	9,535	69,881	5,645	85,061
Other noninterest-bearing liabilities:
Fixed income payables	48,996	—	48,996	—	48,996
Accrued interest payable	16,270	—	16,270	—	16,270
Total other noninterest-bearing liabilities	65,266	—	65,266	—	65,266
Total liabilities	$36,309,936	$9,535	$36,013,670	$278,041	$36,301,246

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $134.6 million.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2018 and December 31, 2017:

	Contractual Amount		Fair Value
(Dollars in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Unfunded Commitments:
Loan commitments	$10,746,730	$10,678,485	$2,384	$2,617
Standby and other commitments	418,598	420,728	5,729	5,274

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of March 31, 2018, was one of the 30 largest publicly traded banking organizations in the United States in terms of asset size.
FHN is the parent company of First Tennessee Bank National Association ("FTBNA"). FTBNA's principal divisions and subsidiaries operate under the brands of First Tennessee Bank, Capital Bank, FTB Advisors, and FTN Financial. FHN offers regional banking, wealth management and capital market services through the First Horizon family of companies. First Tennessee Bank, Capital Bank, and FTB Advisors provide consumer and commercial banking and wealth management services. FTN Financial ('FTNF"), which operates partly through a division of FTBNA and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. FTBNA has over 350 banking offices in eight southeastern U.S. states, and FTNF has 28 offices in 18 states across the U.S.
FHN is composed of the following operating segments:

•
Regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in Tennessee, North Carolina, South Carolina, Florida and other selected markets. Regional banking also provides investments, wealth management, financial planning, trust services and asset management, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally.

•
Fixed income segment consists of fixed income securities sales, trading, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.

•
Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, and acquisition and integration-related costs.

•
Non-strategic segment consists of the wind-down national consumer lending activities, legacy mortgage banking elements including servicing fees, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

On November 30, 2017, FHN completed its acquisition of Capital Bank Financial Corporation ("CBF") and its subsidiaries, including Capital Bank Corporation for an aggregate of 92,042,232 shares of FHN common stock and $423.6 million in cash in a transaction valued at $2.2 billion. CBF operated 178 branches in North and South Carolina, Tennessee, Florida and Virginia at the time of closing.
On October 2, 2017, FTBNA acquired the operations and certain assets of Professional Mortgage Company, Inc. ("PMC"). PMC was a provider of institutional debt capital and commercial mortgage loan servicing. Eleven professionals joined FTBNA's commercial real estate ("CRE") team as a result of the transaction, expanding the capabilities of its CRE platform.
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
In relation to all acquisitions, FHN's operating results include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Refer to Note 2 – Acquisitions and Divestitures in this report and in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.
For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2017 financial statements, notes, and MD&A is provided in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017.
ADOPTION OF ACCOUNTING UPDATES
Effective January 1, 2018, FHN retroactively adopted the provisions of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which resulted in the reclassification of $.4 million of non-service components of net periodic pension and post-retirement costs from Employee compensation, incentives, and benefits to Other expense for the three months ended March 31, 2017. All prior periods and associated narrative have been revised to reflect this change. See Note 1 – Financial Information for additional information.
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
The non-GAAP measure presented in this filing is return on average tangible common equity (“ROTCE”). Refer to table 24 for a reconciliation of the non-GAAP to GAAP measure and presentation of the most comparable GAAP item.
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
FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March 31, 2018, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY
In first quarter 2018, FHN reported net income available to common shareholders of $90.6 million, or $.27 per diluted share, compared to net income available to common of $54.0 million, or $.23 per diluted share in first quarter 2017. Results improved in first quarter 2018 relative to the prior year due to an increase in net interest income ("NII") and fee income which more than offset higher expenses. First quarter 2018 results include activity associated with the CBF acquisition which closed late in fourth quarter 2017 and significantly impacted FHN's operating results and balance sheet trends in first quarter 2018.
Total revenue was $437.2 million in first quarter 2018 compared to $306.6 million in first quarter 2017. NII increased 59 percent from $189.7 million in first quarter 2017 to $301.2 million in first quarter 2018, largely driven by loans and deposits added through the CBF acquisition, as well as the positive impact of higher short-term interest rates and organic loan growth within the regional banking commercial loan portfolios. Noninterest income increased 16 percent, or $19.1 million in first quarter 2018 due in large part to additional fee income as a result of the inclusion of Capital Bank and a $3.3 million gain on the sale of a building, somewhat offset by lower fixed income revenue relative to first quarter 2017.
Noninterest expense increased 41 percent to $313.3 million in first quarter 2018 from $222.2 million in first quarter 2017. Expenses increased in first quarter 2018 largely driven by higher acquisition- and integration-related expenses primarily associated with the CBF acquisition, higher personnel-related expenses, and increases in several other expense categories due to the inclusion of Capital Bank in first quarter 2018.
On a consolidated basis, credit quality remained strong in 2018, with non-performing loans and the allowance for loan losses decreasing relative to the comparative periods of the prior year. FHN recognized a $1.0 million credit to the provision for loan losses in first quarter 2018 and 2017.
Return on average common equity (“ROE”) and ROTCE were 8.79 percent and 14.06 percent, respectively, in first quarter 2018 compared to 9.40 percent and 10.33 percent, respectively in first quarter 2017. Return on average assets (“ROA”) improved to .95 percent in first quarter 2018 from .82 percent in first quarter 2017. Common equity tier 1, Tier 1, Total capital, and Leverage ratios were 8.98 percent, 9.98 percent, 11.25 percent, and 8.50 percent, respectively, in first quarter 2018 compared to 10.20 percent, 11.35 percent, 12.39 percent and 9.31 percent, respectively, in first quarter 2017. Average assets increased 40 percent to $40.4 billion in first quarter 2018 from $28.8 billion in first quarter 2017 primarily due to the CBF acquisition. Average loans and average deposits increased 44 percent and 32 percent, respectively to $27.1 billion and $ 30.2 billion in first quarter 2018 from first quarter 2017. Period-end and average Shareholders’ equity increased to $4.6 billion in first quarter 2018 from $2.7 billion in first quarter 2017.

BUSINESS LINE REVIEW
Regional Banking
Pre-tax income within the regional banking segment increased $66.1 million to $167.0 million in first quarter 2018 from $100.9 million in first quarter 2017. The increase in pre-tax income was driven by an increase in revenue somewhat offset by higher expenses.
Total revenue increased 50 percent, or $125.5 million, to $377.6 million in first quarter 2018, from $252.1 million in first quarter 2017, largely driven by a $105.6 million increase in NII. The increase in NII was largely due to loans and deposits added through the CBF acquisition. Additionally, organic loan growth within the commercial loan portfolio, the favorable impact of higher interest rates on loans, and higher average balances of loans to mortgage companies also improved NII in first quarter 2018. Noninterest income also increased in first quarter 2018 relative to first quarter 2017, favorably impacting first quarter 2018 operating results. The increase in noninterest income was largely driven by a $6.7 million increase in deposit transactions and cash management fee income, a $5.8 million increase in bankcard income, and a $2.0 million increase in other service charges. All of these increases were primarily the result of higher fee income associated with the inclusion of Capital Bank in first quarter 2018. Additionally, fees from deposit transactions and cash management activities were negatively impacted in first quarter 2017 due to changes in consumer behavior and a modification of billing practices, which further contributed to the year-over-year increase in fees from deposit transactions and cash management activities. A $1.6 million increase in fees from brokerage, management fees, and commissions also contributed to the increase in noninterest income in first quarter 2018 relative to the prior year and was driven by the continued growth of FHN's advisory business and favorable market conditions, coupled with an increase in the sales of structured products.
Provision expense was $5.3 million and $3.1 million in first quarter 2018 and 2017, respectively, reflecting continued strong performance in both the commercial and consumer portfolios. The increase was primarily driven by an increase in net charge-offs of $2.4 million year over year.
Noninterest expense was $205.2 million in first quarter 2018, up 39 percent from $148.1 million in first quarter 2017. The increase in expense was primarily driven by the inclusion of Capital Bank in first quarter 2018, which led to higher personnel-related expenses, an increase in amortization expense, operation services, communication expenses, equipment rentals, depreciation and maintenance expense, computer software, occupancy expense, and higher FDIC premium expense. Additionally, strategic hires in expansion markets and specialty areas, higher incentive expense associated with loan/deposit growth, and an increase in minimum wage also contributed to an increase in personnel expense in first quarter 2018 compared to the prior year. A $1.8 million net increase in loss accruals related to legal matters also contributed to the expense increase in first quarter 2018.
Fixed Income
Pre-tax income in the fixed income segment was $3.5 million in first quarter 2018 compared to $3.3 million in first quarter 2017. The increase in pre-tax income in first quarter 2018 was driven by an increase in NII, somewhat offset by lower noninterest income and an increase in expenses.
NII increased from $1.2 million in first quarter 2017 to $8.5 million in first quarter 2018. The increase in NII in first quarter 2018 was largely due to an increase in trading securities and loans held-for-sale as a result of the Coastal acquisition in second quarter 2017. Fixed income product revenue decreased 11 percent to $38.0 million in first quarter 2018 from $42.7 million in first quarter 2017, as average daily revenue (“ADR”) declined to $624 thousand in first quarter 2018 from $689 thousand in first quarter 2017. This decline reflects lower activity due to challenging market conditions (interest rate increases, a flattening yield curve, and low levels of market volatility). Other product revenue was $7.6 million in first quarter 2018, down from $8.1 million in the prior year, primarily driven by lower fees from loan sales. Noninterest expense increased 4 percent, or $1.8 million, to $50.5 million in first quarter 2018, due to higher personnel-related expenses and higher amortization expense, both due to the Coastal acquisition. These increases were somewhat offset by lower variable compensation associated with the decrease in fixed income product revenue in first quarter 2018 and a decrease in legal fees relative to first quarter 2017.
Corporate
The pre-tax loss for the corporate segment was $54.8 million in first quarter 2018 compared to $25.2 million in first quarter 2017.
Net interest expense was $13.2 million and $13.8 million, respectively in first quarter 2018 and 2017, respectively. Noninterest income (including securities gain/losses) was $9.5 million in first quarter 2018, compared to $5.5 million in first quarter 2017.

The increase in noninterest income was largely driven by a $3.3 million gain on the sale of a building recognized in first quarter 2018.
Noninterest expense increased to $51.1 million in first quarter 2018 from $16.9 million in first quarter 2017. The increase in expense for first quarter 2018 was primarily driven by a $31.1 million increase of acquisition- and integration-related expenses primarily associated with the CBF acquisition.
Non-Strategic
The non-strategic segment had pre-tax income of $9.2 million in first quarter 2018 compared to $6.4 million in first quarter 2017. The improvement in results for first quarter 2018 was driven by lower expenses in 2018 relative to first quarter 2017 which more than offset a decline in revenue.
Total revenue was $9.3 million in first quarter 2018 down from $10.9 million in first quarter 2017. NII declined 22 percent to $7.2 million in first quarter 2018, consistent with the run-off of the non-strategic loan portfolios. Noninterest income (including securities gains/losses) was $2.1 million and $1.7 million in first quarter 2018 and 2017, respectively.
The provision for loan losses within the non-strategic segment was a provision credit of $6.3 million in first quarter 2018 compared to a provision credit of $4.1 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances as reserves declined by $4.1 million from December 31, 2017, to $31.3 million as of March 31, 2018. Losses remain historically low as the non-strategic segment had net recoveries of $2.2 million in first quarter 2018 compared to net recoveries of $2.1 million a year ago.
Noninterest expense decreased 25 percent to $6.4 million in first quarter 2018 from $8.6 million in first quarter 2017. The decrease in expense was primarily driven by lower legal fees, which decreased from $2.9 million in first quarter 2017 to $.8 million in first quarter 2018.
INCOME STATEMENT REVIEW
Total consolidated revenue was $437.2 million in first quarter 2018, a 43 percent increase from $306.6 million in first quarter 2017 driven by increases in NII and noninterest income. Total expenses increased 41 percent to $313.3 million in first quarter 2018 from $222.2 million in first quarter 2017.
NET INTEREST INCOME
Net interest income increased 59 percent, or $111.5 million, to $301.2 million in first quarter 2018 from $189.7 million in first quarter 2017. The increase in NII in first quarter 2018 was largely due to loans and deposits added through the CBF acquisition. Additionally, organic loan growth within the regional banking commercial loan portfolio, the favorable impact of higher interest rates on loans, an increase in loans held-for-sale ("HFS") added through the Coastal and CBF acquisitions, and higher average balances of loans to mortgage companies also improved NII in first quarter 2018 relative to first quarter 2017, but were somewhat offset by run-off of the non-strategic loan portfolios which negatively impacted NII in first quarter 2018. Average earning assets were $35.7 billion and $26.6 billion in first quarter 2018 and 2017, respectively. The increase in average earning assets was primarily due to the CBF acquisition.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin improved to 3.43 percent in first quarter 2018 from 2.92 percent in first quarter 2017. The net interest spread was 3.21 percent in first quarter 2018, up 44 basis points from 2.77 percent in first quarter 2017. The increase in NIM in first quarter 2018 was primarily the result of loans and deposits added through the CBF acquisition and the favorable impact of higher interest rates on loans.

Table 1—Net Interest Margin

	Three Months Ended March 31
	2018	2017
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	4.53%	3.86%
Consumer loans	4.48	4.13
Total loans, net of unearned income	4.51	3.94
Loans held-for-sale	6.68	4.64
Investment securities:
U.S. government agencies	2.66	2.59
States and municipalities	3.37	9.33
Corporates and other debt	4.54	5.25
Other (a)	27.65	3.03
Total investment securities	2.71	2.63
Trading securities	3.40	2.84
Other earning assets:
Federal funds sold	2.11	1.28
Securities purchased under agreements to resell	1.15	0.35
Interest bearing cash	1.42	0.81
Total other earning assets	1.26	0.70
Interest income / total earning assets	4.13%	3.37%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.55%	0.39%
Other interest-bearing deposits	0.53	0.29
Time deposits	1.16	0.82
Total interest-bearing deposits	0.64	0.39
Federal funds purchased	1.52	0.77
Securities sold under agreements to repurchase	1.02	0.09
Fixed income trading liabilities	2.53	2.39
Other short-term borrowings	1.53	1.24
Term borrowings	3.93	2.98
Interest expense / total interest-bearing liabilities	0.92	0.60
Net interest spread	3.21%	2.77%
Effect of interest-free sources used to fund earning assets	0.22	0.15
Net interest margin (b)	3.43%	2.92%
Certain previously reported amounts have reclassified to agree with current presentation.

(a) 1Q18 increase driven by the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" which resulted in the reclassification of interest and dividend income on equity securities to noninterest income on a prospective basis. The remaining balance is primarily comprised of higher-yielding SBA IO strips.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21 percent and, where applicable, state income taxes.

FHN’s net interest margin is primarily impacted by its balance sheet mix including the levels of fixed and floating rate loans, rate sensitive and non-rate sensitive liabilities, cash levels, trading inventory levels as well as loan fees and cash basis income.

FHN’s balance sheet is positioned to benefit primarily from a rise in short-term interest rates. For 2018, NIM will also depend on loan accretion levels, the extent of Fed interest rate increases, and the competitive pricing environment for core deposits.
PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to or credit to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. There was a credit to provision for loan losses of $1.0 million recognized for the three months ended March 31, 2018 and 2017. For the three months ended March 31 2018, FHN’s asset quality metrics remained strong. In first quarter 2018, net charge-offs as a percentage of loans was .02 percent. The ALLL decreased $2.4 million from year-end 2017 to $187.2 million as of March 31, 2018. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $136.0 million in first quarter 2018 and represented 31 percent of total revenue compared to $116.9 million in first quarter 2017 and 38 percent. The increase in noninterest income in first quarter 2018 was largely driven by additional fee income as a result of the inclusion of Capital Bank and a $3.3 million gain on the sale of a building, somewhat offset by lower fixed income revenue relative to first quarter 2017.
Fixed Income Noninterest Income
Fixed income noninterest income was $45.5 million in first quarter 2018, down 10 percent from $50.7 million in first quarter 2017. The decline in first quarter 2018 reflects lower activity due to challenging market conditions (interest rate increases, a flattening yield curve, and low levels of market volatility). Revenue from other products decreased 6 percent to $7.5 million in first quarter 2018 from $8.0 million in first quarter 2017, largely driven by lower fees from loan sales. The following table summarizes FHN’s fixed income noninterest income for the three months ended March 31, 2018 and 2017.
Table 2—Fixed Income Noninterest Income

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2018	2017
Noninterest income:
Fixed income	$38,047	$42,727	(11)%
Other product revenue	7,459	7,951	(6)%
Total fixed income noninterest income	$45,506	$50,678	(10)%
Deposit Transactions and Cash Management
Fees from deposit transactions and cash management activities increased to $31.2 million in first quarter 2018 from $24.6 million in first quarter 2017 largely driven by higher fee income associated with the inclusion of Capital Bank. Fees from deposit transactions and cash management activities were negatively impacted in first quarter 2017 due to changes in consumer behavior and a modification of billing practices, which further contributed to the year-over-year increase in fees from deposit transactions and cash management activities.
Brokerage, Management Fees and Commissions
Noninterest income from brokerage, management fees and commissions increased 13 percent to $13.5 million in first quarter 2018 from $11.9 million in first quarter 2017. The increase in first quarter 2018 was due in large part to the continued growth of FHN's advisory business and favorable market conditions, coupled with an increase in the sales of structured products.

Bankcard Income
Bankcard income increased $5.8 million to $11.3 million in first quarter 2018 from $5.5 million in first quarter 2017. The increase in bankcard income was primarily the result of an increase in interchange income driven by higher volume due in large part to the inclusion of Capital Bank.
Other Noninterest Income
Other income includes revenues from other service charges, ATM and interchange fees, dividend income (subsequent to 2017), mortgage banking (primarily within the non-strategic and regional banking segments), letter of credit fees, electronic banking fees, revenue related to deferred compensation plans (which are mirrored by changes in noninterest expense), insurance commissions, and various other fees.
Revenue from all other income and commissions increased to $23.2 million in first quarter 2018 from $14.4 million in first quarter 2017. The increase in all other income and commissions in first quarter 2018 was largely due to a $3.3 million gain on the sale of a building and a $2.1 million increase in other service charges related to the inclusion of Capital Bank. Additionally, effective January 1, 2018, FHN adopted ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" and began recording dividend income from FRB and FHLB holdings in other income which also contributed to the increase in other noninterest income in first quarter 2018 relative to the prior year, as previously these amounts were included in Interest income. A $1.4 million decrease in deferred compensation income to $.5 million in first quarter 2018 negatively impacted other noninterest income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. The following table provides detail regarding FHN’s other income.
Table 3—Other Income

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2018	2017
Other income:
Other service charges	$5,124	$2,984	72%
ATM and interchange fees	3,267	2,778	18%
Dividend income (a)	2,249	—	NM
Mortgage banking	1,770	1,261	40%
Letter of credit fees	1,249	1,036	21%
Electronic banking fees	1,204	1,323	(9)%
Insurance commissions	757	883	(14)%
Deferred compensation	451	1,827	(75)%
Other	7,172	2,299	NM
Total	$23,243	$14,391	62%

NM – Not meaningful

(a)
Effective January 1, 2018, FHN adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and began recording dividend income from FRB and FHLB holdings in Other income. Prior to first quarter 2018 these amounts were included in Interest income on the Consolidated Condensed Statements of Income.

NONINTEREST EXPENSE
Total noninterest expense increased to $313.3 million in first quarter 2018 from $222.2 million in first quarter 2017. The increase in noninterest expense in first quarter 2018 was largely driven by higher acquisition- and integration-related expenses primarily associated with the CBF acquisition, higher personnel-related expenses, and increases in several other expense categories due to the inclusion of Capital Bank in first quarter 2018. Lower legal fees and advertising expenses relative to first quarter 2017 favorably impacted expense in first quarter 2018, offsetting a portion of the net increase in expenses.
Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased 27 percent in first quarter 2018 to $171.3 million from $134.5 million in first quarter 2017. The increase in personnel expense was primarily the result of a 37 percent increase in headcount in connection with the CBF and Coastal acquisitions. Strategic hires in expansion markets and specialty areas and higher incentive expense associated with loan/deposit growth within the regional banking segment in first quarter 2018, as well as an increase in minimum wage also contributed to the increase in personnel expense relative to the prior year. Additionally, FHN recognized $5.2 million of personnel expense related to acquisition- and integration-related expenses during first quarter 2018. A decline in variable compensation associated with lower fixed income sales revenue relative to first quarter 2017, favorably impacted personnel expense in first quarter 2018, offsetting a portion of the expense increase.
Occupancy
Occupancy expense was $20.5 million in first quarter 2018, up $8.1 million from $12.3 million in first quarter 2017. The increase in occupancy was primarily driven by higher rental expense due to the inclusion of Capital Bank and Coastal expenses, as well as an increase in depreciation expense due to the completion of renovations to consolidate space made to FHN's headquarters and other strategic locations completed during 2017.
Operations Services
Operations services expense increased $4.7 million to $15.6 million in first quarter 2018 from $10.9 million in first quarter 2017 primarily related to an increase in third party fees associated with the inclusion of Capital Bank expenses as well as higher acquisition- and integration-related expenses primarily related to the CBF acquisition.
Computer software
Computer software expense was $15.1 million in first quarter 2018, up 40 percent from $10.8 million in first quarter 2017. The increase in computer software expense was driven by the inclusion of Capital Bank in first quarter 2018, as well as FHN's focus on technology related projects.
Professional Fees
Professional fees were $12.3 million in first quarter 2018 compared to $4.7 million in first quarter 2017. The increase in professional fees was primarily driven by acquisition- and integration-related expenses primarily associated with the CBF acquisition, as well as strategic investments to analyze growth potential and product mix for new markets.
Equipment Rentals, Depreciation, and Maintenance
Equipment rentals, depreciation, and maintenance expense increased 58 percent, or $3.7 million, to $10.0 million in first quarter 2018 from $6.4 million in first quarter 2017 due in large part to the inclusion of Capital Bank in first quarter 2018.
FDIC Premium Expense
FDIC premium expense was $8.6 million in first quarter 2018, compared to $5.7 million in first quarter 2017. The increase in FDIC premium expense was due in large part to the CBF and Coastal acquisitions, as well as organic growth.
Communications and Courier
Expenses associated with communications and courier increased from $3.8 million in first quarter 2017 to $8.2 million in first quarter 2018. The increase in communication and courier expense was primarily driven by the inclusion of Capital Bank in first quarter 2018. Additionally expenses related to acquisition and integration related projects primarily associated with the CBF acquisition also contributed to the increase in expenses.
Amortization of Intangible Assets
Amortization expense was $6.5 million in first quarter 2018, a $5.2 million increase from $1.2 million in first quarter 2017. The increase was due to amortization expense as a result of the CBF and Coastal acquisitions.

Contract employment and outsourcing
Expenses associated with contract employment and outsourcing increased 37 percent or $1.1 million to $4.1 million in first quarter 2018, primarily driven by acquisition and integration related projects primarily associated with the CBF acquisition.
Legal Fees
Legal fees decreased 56 percent, or $2.9 million to $2.3 million in first quarter 2018 from $5.3 million in first quarter 2017. Legal fees fluctuate primarily based on the status, timing, type, and composition of cases or other projects.
Other Noninterest Expense
Other expense includes travel and entertainment expenses, other insurance and tax expense, losses from litigation and regulatory matters, supplies, costs associated with employee training and dues, miscellaneous loan costs, tax credit investments expenses, customer relations expenses, expenses associated with the non-service components of net periodic pension and post-retirement cost, expenses associated with OREO, and various other expenses.
All other expenses increased to $35.3 million in first quarter 2018 from $19.2 million in first quarter 2017. The increase was primarily due to $17.3 million of acquisition and integration related projects primarily associated with the CBF acquisition, including contract termination charges, lease buyouts, costs of shareholder matters and asset impairments related to the integration, as well as other miscellaneous expenses. Additionally, loss accruals related to legal matters increased in first quarter 2018 relative to the prior year which also contributed to the increase in other noninterest expense. The following table provides detail regarding FHN’s other expense.

Table 4—Other Expense

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2018	2017
Other expense:
Travel and entertainment	$2,983	$2,348	27%
Other insurance and taxes	2,665	2,390	12%
Litigation and regulatory matters	2,134	(292)	NM
Supplies	1,836	863	NM
Employee training and dues	1,779	1,543	15%
Miscellaneous loan costs	1,142	622	84%
Tax credit investments	1,137	942	21%
Customer relations	1,063	1,336	(20)%
Non-service components of net periodic pension and post-retirement cost	504	477	6%
OREO	108	204	(47)%
Other	19,981	8,792	NM
Total	$35,332	$19,225	84%

NM – Not meaningful
INCOME TAXES
FHN recorded an income tax provision of $29.9 million in first quarter 2018, compared to $27.1 million in first quarter 2017. The effective tax rate for the three months ended March 31, 2018 was approximately 24 percent compared to 32 percent for the three months ended March 31, 2017. The reduction in the ETR since the first quarter of 2017 was primarily related to the decrease in the federal statutory rate.
The Company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The effective rate is unfavorably affected by the non-deductibility of a portion of the Company's FDIC premium and executive compensation expense. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits.
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2018, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $339.7 million and $111.8 million, respectively, resulting in a net DTA of $228.0 million at March 31, 2018, compared with a net DTA of $194.1 million at March 31, 2017.
As of March 31, 2018, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $93.7 million and $14.4 million, respectively, which will expire at various dates.
As of March 31, 2018 FHN did not have a valuation allowance against federal capital loss carryforwards. As of March 31, 2017, FHN had a valuation allowance of $40.4 million against its federal capital loss carryforwards, which was reversed later in 2017.
FHN’s gross DTA after valuation allowance was $339.7 million and $290.2 million as of March 31, 2018 and 2017, respectively. Other than a small valuation allowance against state NOLs, FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.
STATEMENT OF CONDITION REVIEW
Total period-end assets were $40.5 billion on March 31, 2018, a 2 percent decrease from $41.4 billion on December 31, 2017. Average assets increased 22 percent from $33.1 billion in fourth quarter 2017 to $40.4 billion in first quarter 2018. The increase in average assets was primarily driven by the timing of the CBF acquisition on November 30, 2017; first quarter 2018 includes the average impact of three months of balances compared with one month in fourth quarter 2017. The increase was largely due to net increases in the loan portfolios, a larger investment securities portfolio, and increases in goodwill and other intangible assets. Additionally, loans held-for-sale and fixed income inventory also contributed to the increase in average assets from December 31, 2017. The decrease in period-end assets was due in large part to decreases in interest bearing cash levels and a net decrease in the loan portfolios, but was somewhat offset by an increase in Fixed income trading inventory and securities purchased under agreements to resell.
Total period-end liabilities were $35.9 billion on March 31, 2018, a 3 percent decrease from $36.8 billion on December 31, 2017. Average liabilities increased to $35.8 billion in first quarter 2018, from $29.6 billion in fourth quarter 2017. The net increase in average liabilities relative to fourth quarter 2017 was also the result of the timing of the CBF acquisition in late fourth quarter 2017 and was primarily attributable to acquired deposits, and to a lesser extent short-term borrowings. The decrease in period-end liabilities was primarily due to a decrease in short-term borrowings, somewhat offset by increases in deposits and trading liabilities.
EARNING ASSETS
Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased 19 percent and 34 percent to $35.7 billion in first quarter 2018 from $30.0 billion and $26.6 billion in fourth quarter 2017 and first quarter 2017, respectively. A more detailed discussion of the major line items follows.
Loans
Period-end loans decreased 1 percent to $27.2 billion as of March 31, 2018 from $27.7 billion on December 31, 2017 and increased 43 percent from $19.1 billion as of March 31, 2017. Average loans for first quarter 2018 increased to $27.1 billion from $22.5 billion in fourth quarter 2017 and $18.8 billion in first quarter 2017. The increase in period-end and average loan balances from first quarter 2017 was primarily the result of $7.3 billion in loans from the CBF acquisition and organic growth within FHN's regional banking segment, somewhat offset by run-off within the non-strategic portfolios. The increase in average loans from fourth quarter 2017 was primarily due to the timing of the CBF acquisition, as first quarter 2018 includes the average impact of three months of balances compared with one month in fourth quarter 2017. The decrease in period-end loan balances from December 31, 2017 was primarily due to a seasonal decline in loans to mortgage companies and run-off within the non-strategic portfolios.

Table 5—Average Loans

	Quarter Ended March 31, 2018		Quarter Ended December 31, 2017
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$15,535,621	57%	$13,756,024	61%	13%
Commercial real estate	4,230,217	16	2,892,949	13	46
Total commercial	19,765,838	73	16,648,973	74	19
Consumer:
Consumer real estate (a)	6,302,365	24	5,029,588	22	25
Permanent mortgage	389,732	1	400,991	2	(3)
Credit card, OTC and other	594,130	2	439,057	2	35
Total consumer	7,286,227	27	5,869,636	26	24
Total loans, net of unearned income	$27,052,065	100%	$22,518,609	100%	20%
(a) Balance as of March 31, 2018 and December 31, 2017, includes $22.7 million and $25.1 million of restricted and secured real estate loans, respectively.
Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Investment securities were $4.8 billion on March 31, 2018 compared to $5.2 billion on December 31, 2017 and averaged $4.9 billion and $4.3 billion in first quarter 2018 and fourth quarter 2017, respectively, representing 14 percent of average earning assets in both periods. The decrease in period-end investment securities was due in large part to the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," on January 1, 2018, which resulted in the reclassification of equity securities from Investment securities to Other assets. The increase in average assets in first quarter 2018 compared to fourth quarter 2017 was primarily due to the timing of the CBF acquisition, as first quarter 2018 includes the average impact of three months of CBF balances compared to one month in fourth quarter 2017, somewhat offset by the reclassification of equity securities previously mentioned. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted returns.
Loans Held-for-Sale
Loans HFS consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. On March 31, 2018 loans HFS were $770.4 million compared to $699.4 million on December 31, 2017. The average balance of loans HFS increased to $727.0 million in first quarter 2018 from $504.6 million in fourth quarter 2017. The increase in period-end and average loans HFS was primarily due to an increase in small business loans. The increase in average loans HFS was also due the timing of the CBF acquisition (a full quarter of average impact of acquired balances is included in first quarter 2018 compared to one month in fourth quarter 2017).

Other Earning Assets
Other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $3.1 billion in first quarter 2018, up from $2.7 billion in fourth quarter 2017. The increase in other earning assets was primarily driven by increases in fixed income trading securities and securities purchased under agreements to resell ("asset repos") relative to fourth quarter 2017. Fixed income's trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades. Other earning assets were $3.0 billion on March 31, 2018, an 11 percent decrease from $3.4 billion on December 31, 2017. The decrease in other earning assets on a period-end basis was driven by lower levels of interest bearing cash, somewhat offset by an increase in fixed income trading securities.

Non-earning assets
Period-end non-earning assets increased to $4.6 billion on March 31, 2018 from $4.5 billion on December 31, 2017. The increase in non-earning assets was primarily due to the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which resulted in the reclassification of equity securities from investment securities to other assets. Additionally, an increase in derivative assets and fixed income receivables also contributed to the increase in non-earning assets as of March 31, 2018, but was somewhat offset by lower cash balances.
Deposits
Average deposits were $30.2 billion during first quarter 2018, up 21 percent and 32 percent, respectively from $24.9 billion in fourth quarter 2017 and $22.8 billion in first quarter 2017. The increase in average deposits was due primarily to the addition of $8.1 billion of deposits associated with the CBF acquisition.
FHN's composition of deposits shifted slightly from first and fourth quarter 2017, resulting in an increase in interest-bearing deposits in first quarter 2018 relative to the prior year. Additionally, market-indexed deposits as a percentage of total deposits decreased from 20 percent in first quarter 2017 and 16 percent in fourth quarter 2017 to 14 percent in first quarter 2018, while commercial interest and consumer interest each increased as a percentage of total deposits.
Period-end deposits were $30.8 billion on March 31, 2018, up 1 percent from $30.6 billion on December 31, 2017, and up 31 percent from $23.5 billion on March 31, 2017. The increase in period-end deposits from March 31, 2017 was also primarily due to deposits acquired in the CBF acquisition. The increase in period-end deposits from December 31, 2017 was largely the result of an increase in savings, somewhat offset by a decline in other interest bearing deposits.
Table 6—Average Deposits

	Quarter Ended March 31, 2018		Quarter Ended December 31, 2017
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer interest	$12,586,843	42%	$10,279,937	41%	22%
Commercial interest	5,540,090	18	3,684,643	15	50
Market-indexed (a)	4,238,128	14	3,958,224	16	7
Total interest-bearing deposits	22,365,061	74	17,922,804	72	25
Noninterest-bearing deposits	7,843,239	26	6,972,912	28	12
Total deposits	$30,208,300	100%	$24,895,716	100%	21%
(a) Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.
Short-Term Borrowings
Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $3.7 billion in first quarter 2018, up 24 percent from $3.0 billion in fourth quarter 2017. The increase in short-term borrowings between first quarter 2018 and fourth quarter 2017 was primarily due to increases in other short-term borrowings, securities sold under agreements to repurchase, and trading liabilities. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Average securities sold under agreements to repurchase increased in first quarter 2018, as an additional source of wholesale funding for FHN's balance sheet activities. Average trading liabilities fluctuates based on expectations of customer demand. Period-end short-term borrowings decreased to $3.2 billion on March 31, 2018 from $4.3 billion on December 31, 2017. The decrease in short-term borrowings on a period-end basis was driven by a decrease in other short-term borrowings (primarily FHLB advances).

Table 7—Average Short-Term Borrowings

	Quarter Ended March 31, 2018		Quarter Ended December 31, 2017
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$464,300	13%	$425,900	14%	9%
Securities sold under agreements to repurchase	756,487	20	595,275	20	27
Trading liabilities	822,815	22	741,063	25	11
Other short-term borrowings	1,698,490	45	1,246,087	41	36
Total short-term borrowings	$3,742,092	100%	$3,008,325	100%	24%
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.2 billion on March 31, 2018 and December 31, 2017, respectively. Average term borrowings increased to $1.2 billion in first quarter 2018 from $1.1 billion in fourth quarter 2017 primarily driven by a full quarter of average impact of the addition of $212.4 million junior subordinated debentures underlying trust preferred debt acquired in association with the CBF acquisition. In fourth quarter 2017, this balance was only included for one month due to the timing of the CBF acquisition.
Other Liabilities
Period-end other liabilities were $.6 billion on March 31, 2018, down from $.7 billion on December 31, 2017.

CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity was $4.6 billion on March 31, 2018 and December 31, 2017 as net income recognized in first quarter was offset by common and preferred dividends and a decrease in accumulated other comprehensive income ("AOCI"). The decrease in AOCI was largely driven by an increase in unrealized losses on AFS debt securities as a result of higher rates. Average equity increased to $4.6 billion in first quarter 2018 from $3.5 billion in fourth quarter 2017, due in large part to the average impact of $1.8 million of equity issued in connection with the CBF acquisition on November 30, 2017. Average equity was negatively impacted by a decline in AOCI, offsetting a portion of the increase in average equity. The decline in AOCI was largely the result of an increase in net actuarial losses for pension and post retirement plans and an increase in unrealized losses recognized on AFS debt securities.
The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	March 31, 2018	December 31, 2017
Shareholders’ equity	$4,277,097	$4,285,057
FHN non-cumulative perpetual preferred	(95,624)	(95,624)
Common equity	$4,181,473	$4,189,433
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,513,967)	(1,480,725)
Net unrealized (gains)/losses on securities available-for-sale	86,382	26,834
Net unrealized (gains)/losses on pension and other postretirement plans	286,940	288,227
Net unrealized (gains)/losses on cash flow hedges	16,763	7,764
Disallowed deferred tax assets	(66,023)	(69,065)
Other deductions from common equity tier 1	(345)	(313)
Common equity tier 1	$2,991,223	$2,962,155
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—FTBNA preferred stock	251,255	257,080
Other deductions from tier 1	(13,753)	(33,381)
Tier 1 capital	$3,324,349	$3,281,478
Tier 2 capital	421,658	422,276
Total regulatory capital	$3,746,007	$3,703,754
Risk-Weighted Assets
First Horizon National Corporation	$33,293,821	$33,373,877
First Tennessee Bank National Association	32,548,261	32,786,547
Average Assets for Leverage
First Horizon National Corporation	39,127,510	31,824,751
First Tennessee Bank National Association	38,246,456	31,016,187

	March 31, 2018		December 31, 2017
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	8.98%	$2,991,223	8.88%	$2,962,155
First Tennessee Bank National Association	9.53	3,101,395	9.28	3,041,420
Tier 1
First Horizon National Corporation	9.98	3,324,349	9.83	3,281,478
First Tennessee Bank National Association	10.43	3,393,338	10.12	3,317,684
Total
First Horizon National Corporation	11.25	3,746,007	11.10	3,703,754
First Tennessee Bank National Association	11.04	3,593,648	10.74	3,520,670
Tier 1 Leverage
First Horizon National Corporation	8.50	3,324,349	10.31	3,281,478
First Tennessee Bank National Association	8.87	3,393,338	10.70	3,317,684

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of March 31, 2018, each of FHN and FTBNA had sufficient capital to qualify as a well-capitalized institution. For both FHN and FTBNA, the risk-based regulatory capital ratios increased in first quarter 2018 relative to fourth quarter 2017 primarily due to the impact of net income less dividends with no share repurchases during the quarter.  The Tier 1 leverage ratio declined for both FHNC and FTBNA as average assets for leverage in the first quarter 2018 reflect the full impact of the CBF acquisition compared to only one month in fourth quarter 2017. During 2018, capital ratios are expected to remain above well capitalized standards.

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
Table 9a—Issuer Purchases of Common Stock
General Program. On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. The new program replaces an older program that was terminated at the same time with $189.7 million of remaining authority unused which was scheduled to expire on January 31, 2018. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of March 31, 2018, no purchases had been made under this authority. Management currently does not anticipate purchasing a material number of shares under this authority during 2018.

General Repurchase Authority:

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2018
January 1 to January 31	—	N/A	—	$250,000
February 1 to February 28	—	N/A	—	$250,000
March 1 to March 31	—	N/A	—	$250,000
Total	—	N/A	—
N/A—Not applicable
Compensation Plan Program. A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On March 31, 2018, the maximum number of shares that may be purchased under the program was 25.3 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2018.
Table 9b—Issuer Purchase of Common Stock
Compensation Plan-Related Repurchase Authority:

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2018
January 1 to January 31	17	$20.11	17	25,427
February 1 to February 28	8	$19.38	8	25,419
March 1 to March 31	86	$19.70	86	25,334
Total	111	$19.74	111

Dissenters' Shares Canceled after Quarter-end. In April, 2018, FHN canceled 2,373,220 common shares which had been set aside for certain shareholders of CBF under the terms of FHN's merger agreement with CBF. Those CBF shareholders have rejected the terms of the merger agreement and recently instituted a dissenters' appraisal suit, resulting in the share cancellation. Those shares were considered outstanding at March 31, 2018.

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
Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 27 and continuing to page 46. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2018, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2017.
COMMERCIAL LOAN PORTFOLIOS
C&I
The C&I portfolio was $15.8 billion on March 31, 2018, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of March 31, 2018, are in Tennessee (37 percent), North Carolina (12 percent), Florida (6 percent), Texas (6 percent), California (5 percent), Georgia (5 percent), and South Carolina (4 percent), with no other state representing more than 3 percent of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of March 31, 2018, and December 31, 2017. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 10—C&I Loan Portfolio by Industry

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,817,100	18%	$2,859,769	18%
Loans to mortgage companies	1,784,553	11	2,099,961	13
Real estate rental & leasing (a)	1,334,152	8	1,408,299	9
Manufacturing	1,298,518	8	1,184,861	7
Health care & social assistance	1,230,151	8	1,201,285	7
Accommodation & food service	1,204,172	8	1,145,944	7
Wholesale trade	1,165,515	7	1,060,642	7
Retail trade	811,296	5	831,790	5
Transportation & warehousing	724,133	5	716,572	4
Other (education, arts, entertainment, etc) (b)	3,458,718	22	3,548,150	23
Total C&I loan portfolio	$15,828,308	100%	$16,057,273	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2018.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 29 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on March 31, 2018, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.
Finance and Insurance
The finance and insurance component represents 18 percent of the C&I portfolio and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2018, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2018, and December 31, 2017, one TRUP relationship was on interest deferral.
As of March 31, 2018, the unpaid principal balance (“UPB”) of trust preferred loans totaled $332.4 million ($206.1 million of bank TRUPS and $126.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $260.9 million. Inclusive of a valuation allowance on TRUPS of $25.5 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $26.5 million or 4 percent of outstanding UPB.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 11 percent of the C&I portfolio as of March 31, 2018, 13 percent of the C&I portfolio as of December 31, 2017 and March 31, 2017, and includes balances related to both home purchase and refinance activity. In first quarter 2018, 65 percent of the loans funded were home purchases and 35 percent were refinance transactions. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise.
C&I Asset Quality Trends
Overall, the C&I portfolio trends remain strong in 2018, continuing in line with recent historical performance. The C&I ALLL increased $2.0 million from December 31, 2017, to $100.2 million as of March 31, 2018. The allowance as a percentage of period-end loans increased to .63 percent as of March 31, 2018, from .61 percent as of December 31, 2017. Nonperforming C&I loans decreased $2.9 million from December 31, 2017, to $28.3 million on March 31, 2018. The nonperforming loan (“NPL”) ratio decreased 1 basis point from December 31, 2017, to .18 percent of C&I loans as of March 31, 2018. The 30+ delinquency ratio decreased 3 basis points to .16 percent as of March 31, 2018. First quarter 2018 experienced net charge-offs of $.6 million compared to $9.8 million of net charge-offs in fourth quarter 2017 and $1.1 million of net recoveries in first quarter 2017. The following table shows C&I asset quality trends by segment.

Table 11—C&I Asset Quality Trends by Segment

2018
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$96,850	$1,361	$98,211
Charge-offs	(2,075)	—	(2,075)
Recoveries	1,515	4	1,519
Provision/(provision credit) for loan losses	2,692	(109)	2,583
Allowance for loan losses as of March 31	$98,982	$1,256	$100,238
Net charge-offs % (qtr. annualized)	0.02%	NM	0.01%
Allowance / net charge-offs	43.61	x	NM	44.48	x

As of March 31
Period-end loans	$15,410,142	$418,166	$15,828,308
Nonperforming loans	25,251	3,026	28,277
Troubled debt restructurings	15,547	—	15,547
30+ Delinq. % (a)	0.16%	—%	0.16%
NPL %	0.16	0.72	0.18
Allowance / loans %	0.64	0.30	0.63

2017
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$88,010	$1,388	$89,398
Charge-offs	(600)	—	(600)
Recoveries	1,670	6	1,676
Provision/(provision credit) for loan losses	2,545	88	2,633
Allowance for loan losses as of March 31	$91,625	$1,482	$93,107
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

As of December 31
Period-end loans	$15,639,060	$418,213	$16,057,273
Nonperforming loans	28,086	3,067	31,153
Troubled debt restructurings	17,670	—	17,670
30+ Delinq. % (a)	0.20%	—%	0.19%
NPL %	0.18	0.73	0.19
Allowance / loans %	0.62	0.33	0.61
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate
The CRE portfolio was $4.2 billion on March 31, 2018. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of March 31, 2018, are in North Carolina (32 percent), Tennessee (18 percent), Florida (14 percent), South Carolina (9 percent), Texas (6 percent), and Georgia (5 percent), with no other state representing more than 3 percent of the portfolio. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (25 percent), retail (20 percent), office (19 percent), hospitality (10 percent), industrial (11 percent), land/land development (2 percent), and other (13 percent).
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
CRE Asset Quality Trends
The CRE portfolio had continued stable performance as of March 31, 2018, with nonperforming loans down $.3 million from December 31, 2017, net charge-offs in first quarter 2018, and a $2.6 million decrease in delinquencies since December 31, 2017. The allowance increased slightly from December 31, 2017, to $29.1 million as of March 31, 2018. Allowance as a percentage of loans increased 2 basis points from December 31, 2017, to .69 percent as of March 31, 2018. Nonperforming loans as a percentage of total CRE loans improved 1 basis point from year-end to .02 percent as of March 31, 2018. Accruing delinquencies as a percentage of period-end loans decreased to .08 percent as of March 31, 2018 from .11 percent as of year-end 2017. Net charge-offs was not significant in first quarter 2018 compared to $.2 million in first quarter 2017. The following table shows commercial real estate asset quality trends by segment.

Table 12—Commercial Real Estate Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$28,427	$—	$28,427
Charge-offs	(44)	—	(44)
Recoveries	6	—	6
Provision/(provision credit) for loan losses	668	—	668
Allowance for loan losses as of March 31	$29,057	$—	$29,057
Net charge-offs % (qtr. annualized)	—	—	—
Allowance / net charge-offs	NM	—	NM

	As of March 31
Period-end loans	$4,234,435	$—	$4,234,435
Nonperforming loans	1,047	—	1,047
Troubled debt restructurings	3,665	—	3,665
30+ Delinq. % (a)	0.08%	—%	0.08%
NPL %	0.02	—	0.02
Allowance / loans %	0.69	—	0.69

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$33,852	$—	$33,852
Charge-offs	—	—	—
Recoveries	195	26	221
Provision/(provision credit) for loan losses	(3,159)	(26)	(3,185)
Allowance for loan losses as of March 31	$30,888	$—	$30,888
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of December 31
Period-end loans	$4,214,695	$—	$4,214,695
Nonperforming loans	1,393	—	1,393
Troubled debt restructurings	2,407	—	2,407
30+ Delinq. % (a)	0.11%	—%	0.11%
NPL %	0.03	—	0.03
Allowance / loans %	0.67	—	0.67
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $6.2 billion on March 31, 2018, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of March 31, 2018, are in Tennessee (52 percent), North Carolina (16 percent), Florida (13 percent), and California (4 percent), with no other state representing more than 3 percent of the portfolio. As of March 31, 2018, approximately 77 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 752 and refreshed FICO scores averaged 756 on both March 31, 2018, and December 31, 2017. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.7 billion of the consumer real estate portfolio as of March 31, 2018. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of March 31, 2018, approximately 70 percent of FHN's HELOCs are in the draw period compared to approximately 72 percent as of December 31, 2017. Based on when draw periods are scheduled to end per the line agreement, it is expected that $466.7 million, or 39 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 13—HELOC Draw To Repayment Schedule

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$106,331	9%	$138,333	10%
13-24	79,879	7	88,188	7
25-36	85,613	7	99,109	8
37-48	94,466	8	96,997	7
49-60	100,386	8	105,753	8
>60	749,664	61	792,723	60
Total	$1,216,339	100%	$1,321,103	100%

Consumer Real Estate Asset Quality Trends
Overall, performance of the consumer real estate portfolio remained strong in first quarter 2018. Specifically, the regional bank’s asset quality metrics were relatively stable compared to year-end, with the exception of NPLs as a percentage of loans which increased 14 basis points from year-end to .53 percent as of March 31, 2018. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased $4.6 million from December 31, 2017, to $32.8 million as of March 31, 2018, with the majority of the decline attributable to the non-strategic segment. The allowance as a percentage of loans declined 7 basis points to .52 percent as of March 31, 2018, compared to year-end. The balance of nonperforming loans increased $5.0 million to $76.4 million on March 31, 2018, driven by the alignment of CBF's and FTB's policies related to second liens behind delinquent or modified first liens. Loans delinquent 30 or more days and still accruing declined from $41.5 million as of December 31, 2017, to $35.7 million as of March 31, 2018. The portfolio realized net recoveries of $2.5 million in first quarter 2018 compared to net recoveries of $4.0 million in fourth quarter 2017 and net recoveries of $1.8 million in first quarter 2017. The following table shows consumer real estate asset quality trends by segment.

Table 14—Consumer Real Estate Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$16,407	$20,964	$37,371
Charge-offs	(470)	(1,441)	(1,911)
Recoveries	862	3,521	4,383
Provision/(provision credit) for loan losses	(1,153)	(5,940)	(7,093)
Allowance for loan losses as of March 31	$15,646	$17,104	$32,750
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of March 31
Period-end loans	$5,706,370	$540,182	$6,246,552
Nonperforming loans	30,017	46,424	76,441
Troubled debt restructurings	43,581	81,394	124,975
30+ Delinq. % (a)	0.38%	2.64%	0.57%
NPL %	0.53	8.59	1.22
Allowance / loans %	0.27	3.17	0.52

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$19,010	$31,347	$50,357
Charge-offs	(732)	(3,117)	(3,849)
Recoveries	903	4,773	5,676
Provision/(provision credit) for loan losses	23	(2,527)	(2,504)
Allowance for loan losses as of March 31	$19,204	$30,476	$49,680
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of December 31
Period-end loans	$5,774,411	$593,344	$6,367,755
Nonperforming loans	22,678	48,809	71,487
Troubled debt restructurings	44,375	84,520	128,895
30+ Delinq. % (a)	0.40%	3.06%	0.65%
NPL %	0.39	8.23	1.12
Allowance / loans %	0.28	3.53	0.59
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage
The permanent mortgage portfolio was $.4 billion on March 31, 2018. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through legacy businesses. The regional banking segment primarily includes recently acquired mortgage loans associated with FHN’s CRA initiatives. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 19 percent of loan balances as of March 31, 2018, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off contributed to a majority of the $20.0 million net decrease in permanent mortgage period-end balances from December 31, 2017, to March 31, 2018.
The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics may become skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL slightly decreased to $15.4 million as of March 31, 2018, from $15.6 million as of December 31, 2017. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 73 percent of the ALLL for the permanent mortgage portfolio as of March 31, 2018. Consolidated accruing delinquencies increased $2.6 million from year-end to $10.0 million as of March 31, 2018. Nonperforming loans decreased $1.2 million from December 31, 2017, to $25.2 million as of March 31, 2018. The portfolio experienced net charge-offs of $.1 million in first quarter 2018 compared to net recoveries of $.4 million in first quarter 2017. The following table shows permanent mortgage asset quality trends by segment.

Table 15—Permanent Mortgage Asset Quality Trends by Segment

2018
Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$2,532	N/A	$13,033	$15,565
Charge-offs	—	N/A	(160)	(160)
Recoveries	—	N/A	65	65
Provision/(provision credit) for loan losses	14	N/A	(49)	(35)
Allowance for loan losses as of March 31	$2,546	N/A	$12,889	$15,435
Net charge-offs % (qtr. annualized)	—%	N/A	0.17%	0.10%
Allowance / net charge-offs	NM	N/A	33.55	x	40.18	x

As of March 31
Period-end loans	$113,624	$48,581	$217,483	$379,688
Nonperforming loans	420	2,140	22,674	25,234
Troubled debt restructurings	927	3,246	76,917	81,090
30+ Delinq. % (b)	0.40%	5.51%	3.16%	2.63%
NPL %	0.37	4.41	10.43	6.65
Allowance / loans %	2.24	N/A	5.93	4.07

2017
Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$1,215	N/A	$15,074	$16,289
Charge-offs	—	N/A	(483)	(483)
Recoveries	—	N/A	903	903
Provision/(provision credit) for loan losses	642	N/A	(1,458)	(816)
Allowance for loan losses as of March 31	$1,857	N/A	$14,036	$15,893
Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

As of December 31
Period-end loans	$116,914	$53,556	$228,837	$399,307
Nonperforming loans	427	2,157	23,806	26,390
Troubled debt restructurings	941	3,637	80,216	84,794
30+ Delinq. % (b)	0.35%	3.98%	2.12%	1.85%
NPL %	0.37	4.03	10.40	6.61
Allowance / loans %	2.17	N/A	5.70	3.90
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.6 billion as of March 31, 2018, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance decreased $.3 million from December 31, 2017, to $9.7 million as of March 31, 2018. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 26 basis points from December 31, 2017, to .98 percent as of March 31, 2018. In first quarter 2018, FHN recognized $3.1 million of net charge-offs in the credit card and other portfolio, compared to $2.6 million in first quarter 2017. The following table shows credit card and other asset quality trends by segment.
Table 16—Credit Card and Other Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$9,894		$87	$9,981
Charge-offs	(4,260)		(33)	(4,293)
Recoveries	916		233	1,149
Provision/(provision credit) for loan losses	3,091		(214)	2,877
Allowance for loan losses as of March 31	$9,641		$73	$9,714
Net charge-offs % (qtr. annualized)	2.31%		NM	2.15%
Allowance / net charge-offs	0.71	x	NM	0.76	x

	As of March 31
Period-end loans	$555,136		$5,674	$560,810
Nonperforming loans	1,032		—	1,032
Troubled debt restructurings	679		23	702
30+ Delinq. % (a)	0.97%		1.61%	0.98%
NPL %	0.19		—	0.18
Allowance / loans %	1.74		1.28	1.73

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$11,995		$177	$12,172
Charge-offs	(3,442)		(39)	(3,481)
Recoveries	794		43	837
Provision/(provision credit) for loan losses	3,047		(175)	2,872
Allowance for loan losses as of March 31	$12,394		$6	$12,400
Net charge-offs % (qtr. annualized)	3.15%		NM	3.08%
Allowance / net charge-offs	1.15	x	NM	1.16	x

	As of December 31
Period-end loans	$613,540		$6,359	$619,899
Nonperforming loans	75		121	196
Troubled debt restructurings	564		29	593
30+ Delinq. % (a)	1.25%		0.95%	1.24%
NPL %	0.01		1.89	0.03
Allowance / loans %	1.61		1.36	1.61
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:
Table 17—Asset Quality by Portfolio

March 31	December 31
2018	2017
Key Portfolio Details
C&I
Period-end loans ($ millions)	$15,828	$16,057
30+ Delinq. % (a)	0.16%	0.19%
NPL %	0.18	0.19
Charge-offs % (qtr. annualized)	0.01	0.28
Allowance / loans %	0.63%	0.61%
Allowance / net charge-offs	44.48	x	2.53	x
Commercial Real Estate
Period-end loans ($ millions)	$4,234	$4,215
30+ Delinq. % (a)	0.08%	0.11%
NPL %	0.02	0.03
Charge-offs % (qtr. annualized)	—	NM
Allowance / loans %	0.69%	0.67%
Allowance / net charge-offs	NM	NM
Consumer Real Estate
Period-end loans ($ millions)	$6,247	$6,368
30+ Delinq. % (a)	0.57%	0.65%
NPL %	1.22	1.12
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	0.52%	0.59%
Allowance / net charge-offs	NM	NM
Permanent Mortgage
Period-end loans ($ millions)	$380	$399
30+ Delinq. % (a)	2.63%	1.85%
NPL %	6.65	6.61
Charge-offs % (qtr. annualized)	0.10	0.10
Allowance / loans %	4.07%	3.90%
Allowance / net charge-offs	40.18	x	37.67	x
Credit Card and Other
Period-end loans ($ millions)	$561	$620
30+ Delinq. % (a)	0.98%	1.24%
NPL %	0.18	0.03
Charge-offs % (qtr. annualized)	2.15	2.30
Allowance / loans %	1.73%	1.61%
Allowance / net charge-offs	0.76	x	0.99	x
NM – Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased to $187.2 million on March 31, 2018, from $189.6 million on December 31, 2017. The ALLL as of March 31, 2018, reflects strong asset quality with the consumer real estate portfolio continuing to stabilize, historically low levels of net charge-offs, and declining non-strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, remained at .69 percent on March 31, 2018, compared to December 31, 2017.
The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. There were provision credits of $1.0 million recorded in first quarter 2018 and first quarter 2017.
FHN expects asset quality trends to remain relatively stable for the near term if the economy continues to grow at the current pace. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible primarily due to the size of the credits within this portfolio. The CRE portfolio metrics should be relatively consistent as FHN expects stable property values over the near term; however, oversupply of any CRE product type, changes in the lending environment, or economic uncertainty could result in decreased property values (which could happen abruptly). The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic may become skewed as the portfolio continues to shrink. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with life events that affect borrowers' finances, unemployment trends, and strength of the housing market.
Consolidated Net Charge-offs
Overall, net charge-offs continue to be at historical lows. First quarter 2018 experienced net charge-offs of $1.4 million compared to $.9 million of net recoveries in first quarter 2017.
The commercial portfolio experienced $.6 million of net charge-offs in first quarter 2018 compared to $1.3 million in net recoveries in first quarter 2017. In addition, the consumer real estate portfolio experienced net recoveries of $2.5 million in first quarter 2018 compared to $1.8 million in net recoveries during first quarter 2017. Permanent mortgage and credit card and other experienced net charge-offs of $3.2 million in first quarter 2018 compared to $2.2 million a year ago.
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
Total nonperforming assets (including NPLs HFS) decreased to $172.7 million on March 31, 2018, from $177.2 million on December 31, 2017. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) decreased to .60 percent as of March 31, 2018, compared to .61 percent as of December 31, 2017. Portfolio nonperforming loans increased $1.4 million from December 31, 2017, to $132.0 million on March 31, 2018. The increase in nonperforming loans was primarily driven by the consumer real estate portfolio which was partially offset by a decrease in the C&I portfolio.
The ratio of the ALLL to NPLs in the loan portfolio was 1.42 times as of March 31, 2018, compared to 1.45 times as of December 31, 2017. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 18 provides an activity rollforward of OREO balances for March 31, 2018 and 2017. The balance of OREO, exclusive of inventory from government insured mortgages, increased to $32.4 million as of March 31, 2018, from $10.3 million as of March 31, 2017, driven by the acquisition of CBF. In addition, FHN has executed sales of existing OREO and continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Moreover, property values have stabilized which also affects the balance of OREO.
Table 18—Rollforward of OREO

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
Beginning balance	$39,566	$11,235
Valuation adjustments	(1,160)	(445)
New foreclosed property	3,076	1,105
Disposal	(9,107)	(1,636)
Ending balance, March 31 (a)	$32,375	$10,259

(a)	Excludes OREO and receivables related to government insured mortgages of $4.5 million and $6.5 million as of March 31, 2018 and 2017, respectively.

The following table provides consolidated asset quality information for the three months ended March 31, 2018 and 2017, and as of March 31, 2018, and December 31, 2017:
Table 19—Asset Quality Information

Three Months Ended March 31
(Dollars in thousands)	2018	2017
Allowance for loan losses:
Beginning balance on January 1	$189,555	$202,068
Provision/(provision credit) for loan losses	(1,000)	(1,000)
Charge-offs	(8,483)	(8,413)
Recoveries	7,122	9,313
Ending balance on March 31	$187,194	$201,968
Reserve for remaining unfunded commitments	4,613	5,284
Total allowance for loan losses and reserve for unfunded commitments	$191,807	$207,252
Key ratios
Allowance / net charge-offs (a)	33.90	x	NM
Net charge-offs % (b)	0.02%	NM

As of March 31	As of December 31
Nonperforming Assets by Segment	2018	2017
Regional Banking:
Nonperforming loans (c)	$57,767	$52,659
OREO (d)	27,806	34,844
Total Regional Banking	85,573	87,503
Non-Strategic:
Nonperforming loans (c)	72,124	75,803
Nonperforming loans held-for-sale net of fair value adjustment (c)	8,258	6,971
OREO (d)	4,569	4,722
Total Non-Strategic	84,951	87,496
Corporate:
Nonperforming loans (c)	2,140	2,157
Total Corporate	2,140	2,157
Total nonperforming assets (c) (d)	$172,664	$177,156
NM - Not meaningful.

(a)	Ratio is total allowance divided by annualized net charge-offs.

(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

(c)	Excludes loans that are 90 or more days past due and still accruing interest.

(d)	Excludes OREO from government-insured mortgages.

	As of March 31		As of December 31
	2018		2017
Loans and commitments:
Total period-end loans, net of unearned income	$27,249,793		$27,658,929
Potential problem assets (a)	342,440		327,214
Loans 30 to 89 days past due	35,915		50,884
Loans 90 days past due (b) (c)	43,437		41,568
Loans held-for-sale 30 to 89 days past due	10,122		13,419
Loans held-for-sale 30 to 89 days past due—guaranteed portion (d)	5,104		5,975
Loans held-for-sale 90 days past due (c)	9,736		10,885
Loans held-for-sale 90 days past due—guaranteed portion (c) (d)	9,073		9,451
Remaining unfunded commitments	$10,746,730		$10,678,485
Key ratios
Allowance / loans %	0.69%		0.69%
Allowance / NPL	1.42	x	1.45	x
NPA % (e)	0.60%		0.61%
NPL %	0.48%		0.47%

(a)	Includes past due loans.

(b)	Excludes loans classified as held-for-sale.

(c)	Amounts are not included in nonperforming/nonaccrual loans.

(d)	Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $43.4 million on March 31, 2018, compared to $41.6 million on December 31, 2017. Loans 30 to 89 days past due decreased to $35.9 million on March 31, 2018, from $50.9 million on December 31, 2017. While all portfolios declined quarter over quarter, the decrease was primarily driven by the home equity portfolio.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio were $342.4 million on March 31, 2018, $327.2 million on December 31, 2017, and $311.9 million on March 31, 2017. The linked-quarter and year-over-year increase in potential problem assets was due to a net increase in classified commercial loans primarily driven by two credits. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
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
On March 31, 2018 and December 31, 2017, FHN had $226.0 million and $234.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $34.7 million and $37.3 million, or 15 percent and 16 percent of TDR balances, as of March 31, 2018 and December 31, 2017, respectively. Additionally, FHN had $62.0 million and $63.2 million of HFS loans classified as TDRs as of March 31, 2018 and December 31, 2017, respectively. Total held-to-maturity TDRs decreased by $8.4 million with the majority of the decline attributable to consumer real estate and permanent mortgage loans.

The following table provides a summary of TDRs for the periods ended March 31, 2018 and December 31, 2017:
Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of March 31, 2018	As of December 31, 2017
Held-to-maturity:
Permanent mortgage:
Current	$59,502	$63,891
Delinquent	5,256	4,463
Non-accrual (a)	16,332	16,440
Total permanent mortgage	81,090	84,794
Consumer real estate:
Current	81,040	84,697
Delinquent	2,163	1,975
Non-accrual (b)	41,772	42,223
Total consumer real estate	124,975	128,895
Credit card and other:
Current	622	544
Delinquent	80	49
Non-accrual	—	—
Total credit card and other	702	593
Commercial loans:
Current	15,866	15,311
Delinquent	—	—
Non-accrual	3,346	4,766
Total commercial loans	19,212	20,077
Total held-to-maturity	$225,979	$234,359
Held-for-sale:
Current	$44,765	$43,455
Delinquent	10,636	13,269
Non-accrual	6,562	6,515
Total held-for-sale	61,963	63,239
Total troubled debt restructurings	$287,942	$297,598

(a)	Balances as of March 31, 2018 and December 31, 2017, include $5.2 million and $5.1 million, respectively, of discharged bankruptcies.

(b)	Balances as of March 31, 2018 and December 31, 2017, include $13.2 million and $13.4 million, respectively, of discharged bankruptcies.
RISK MANAGEMENT
Except as discussed below, there have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 52 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017.
MARKET RISK MANAGEMENT
Except as discussed below, there have been no significant changes to FHN’s market risk management practices as described under “Market Risk Management” beginning on page 53 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended March 31, 2018			As of March 31, 2018
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,747	$2,294	$1,148	$2,036
SVaR	9,765	12,018	6,576	10,006
10-day
VaR	3,947	4,589	2,601	3,844
SVaR	27,469	32,304	20,382	29,485

	Three Months Ended March 31, 2017			As of March 31, 2017
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,057	$1,714	$779	$1,620
SVaR	3,043	4,504	1,775	3,543
10-day
VaR	2,847	5,712	1,759	4,203
SVaR	9,400	13,285	4,916	13,285

	Year Ended December 31, 2017			As of December 31, 2017
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,529	$3,310	$521	$1,287
SVaR	4,704	8,301	1,775	6,230
10-day
VaR	3,560	8,039	870	3,059
SVaR	15,511	28,232	4,916	19,813
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of March 31, 2018		As of March 31, 2017		As of December 31, 2017
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1,573	$2,230	$1,730	$4,990	$930	$2,084
Credit spread risk	897	1,638	1,156	1,753	305	471

The potential risk of loss reflected by FHN’s VaR measures assumes the trading securities inventory is static. Because FHN’s Fixed Income division procures fixed income securities for purposes of distribution to customers, its trading securities inventory turns over regularly. Additionally, Fixed Income traders actively manage the trading securities inventory continuously throughout each trading day. Accordingly, FHN’s trading securities inventory is highly dynamic, rather than static. As a result, it would be rare for Fixed Income to incur a negative revenue day in its fixed income activities of the level indicated by its VaR measurements.

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
INTEREST RATE RISK MANAGEMENT
Except as disclosed below, there have been no significant changes to FHN's interest rate risk management practices as described under "Interest Rate Risk Management" beginning on page 55 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Based on a static balance sheet as of March 31, 2018, net interest income exposure over the next 12 months assuming a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points is estimated to have a favorable variance of .8 percent, 1.6 percent, 3.0 percent, and 5.6 percent, respectively of base net interest income. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable variance in net interest income of .6 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable variance in net interest income of 1.0 percent of base net interest income. A rate shock of minus 25 basis points and minus 50 basis points results in an unfavorable variance in net interest income of 1.1 percent and 3.5 percent, respectively, of base net interest income. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
The recent movement of short-term interest rates higher after a prolonged period of very low interest rates has had a positive effect on FHN's net interest income and net interest margin. Given recent strength in the economy, the upward trend in interest rates, and market expectations for higher rates in the future, FHN has employed a moderately asset sensitive position. While it is expected that rates will continue to move higher, the movement of rates off the zero boundary during the past year has created the possibility that rates could decline in the future. FHN continues to monitor economic conditions and remains prepared to take any actions to mitigate exposure to falling interest rates should that occur. In addition, it is possible that interest rates continue to rise and that competitive pressures might cause FHN's deposit costs to rise faster than assumed in FHN's simulation analysis. If that were to occur, management believes FHN's asset sensitivity could moderate further.
CAPITAL MANAGEMENT AND ADEQUACY
There have been no significant changes to FHN's capital management practices as described under "Capital Management and Adequacy" on page 56 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2017.
OPERATIONAL RISK MANAGEMENT
There have been no significant changes to FHN's operational risk management practices as described under "Operational Risk Management" on page 57 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2017.
COMPLIANCE RISK MANAGEMENT
There have been no significant changes to FHN's compliance risk management practices as described under "Compliance Risk Management" on page 57 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2017.
CREDIT RISK MANAGEMENT
There have been no significant changes to FHN's credit risk management practices as described under "Credit Risk Management" beginning on page 57 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2017.

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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($1.9 billion was available at March 31, 2018), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 100 percent on March 31, 2018 compared to 101 percent on December 31, 2017.
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
Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of March 31, 2018, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank's total amount available for dividends was $158.2 million as of March 31, 2018. Consequently, on that date the bank could pay common dividends up to that amount to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA declared and paid common dividends to FHN in second quarter 2018 in the amount of $90 million. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in the amount of $250 million in 2017. FTBNA declared and paid preferred dividends in first quarter 2018 and each quarter of 2017, with OCC approval as necessary. Additionally, FTBNA declared preferred dividends in second quarter 2018, payable in July 2018.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.12 per common share on April 2, 2018, and in April 2018 the Board approved a $.12 per common share cash dividend payable on July 2, 2018, to shareholders of record on June 8, 2018. FHN paid a cash dividend of $1,550.00 per preferred share on April 10, 2018, and in April 2018 the Board approved a $1,550.00 per preferred share cash dividend payable on July 10, 2018, to shareholders of record on June 25, 2018.

CASH FLOWS
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2018 and 2017. The level of cash and cash equivalents decreased $19.0 million during first quarter 2018 compared to an increase of $198.1 million in first quarter 2017. In 2018, cash used by financing and operating activities was more than cash provided by investing activities. In 2017, cash provided by financing activities more than offset cash used by investing and operating activities.
Net cash used in financing activities was $1.1 billion in first quarter 2018, largely driven by a decrease in short-term borrowings, somewhat offset by an increase in deposits. The decrease in short-term borrowings was primarily the result of a decline in FHLB borrowings, which fluctuate largely based on loan demand, deposit levels and balance sheet funding strategies. Net cash used by operating activities was $204.4 million in first quarter 2018 primarily due to net cash outflows of $418.9 million related to an increase in loans held-for-sale, somewhat offset by inflows of $110.8 million related to fixed income trading activities and favorably driven cash-related net income items. Net cash provided by investing activities was $1.3 billion in first quarter 2018, largely driven by deceases in interest-bearing cash and loan balances. The decrease in loan balances was due in large part to a seasonal decline in loans to mortgage companies.
Net cash provided by financing activities was $823.7 million in first quarter 2017, largely driven by an increase in deposits as a result of a seasonal increase in public funds and an increase in priority savings. Net cash used by investing activities was $554.2 million in first quarter 2017. A $1.0 billion increase in interest bearing cash negatively impacted cash flows in first quarter 2017, but was somewhat offset by a $.5 billion decrease in loans, primarily due to a seasonal decrease in loans to mortgage companies. Net cash used by operating activities was $71.3 million in first quarter 2017. Operating cash decreased in first quarter 2017 primarily due to net cash outflows of $94.9 million related to fixed income trading activities and $58.2 million related to operating assets and liabilities, but were somewhat offset by favorably driven cash-related net income items.
REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
Obligations from Legacy Mortgage Businesses
Overview
Prior to September 2008 FHN originated loans through its legacy mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two government-sponsored entities, or "GSEs": Fannie Mae and Freddie Mac. Also, federally insured or guaranteed whole loans were pooled, and payments to investors were guaranteed through Ginnie Mae. Many mortgage loan originations, especially nonconforming mortgage loans, were sold to investors, or certificate-holders, predominantly through FH proprietary securitizations but also, to a lesser extent, through other whole loans sold to private non-Agency purchasers. FHN used only one trustee for all of its FH proprietary securitizations. In addition to FH proprietary securitization and other whole loan sales activities, FHN also originated and sometimes sold or securitized second-lien, line of credit, and government-insured mortgage loans.
For non-recourse loan sales, FHN has exposure for repurchase of loans, make-whole damages, or other related damages, arising from claims that FHN breached its representations and warranties made at closing to the purchasers, including GSEs, other whole loan purchasers, and the trustee of FH proprietary securitizations.
Repurchase and Make-Whole Obligations
As mentioned in Note 10 - Contingencies and Other Disclosures - starting in 2009 FHN received a high number of claims (primarily from GSEs, but to a lesser extent from purchases of other whole loan sales) either to repurchase loans from the purchaser or to pay the purchaser to “make them whole” for economic losses incurred. FHN has not received a loan repurchase or make-whole claim from the FH proprietary securitization trustee.
Generally, FHN reviews each claim and private mortgage insurance ("MI") cancellation notice individually. FHN’s responses include appeal, provide additional information, deny the claim (rescission), repurchase the loan or remit a make-whole payment, or reflect cancellation of MI.

To date, FHN has resolved a substantial number of GSE claims through definitive resolution agreements ("DRAs") with the GSEs, while the remainder have been resolved on a loan-by-loan basis. Under each DRA, FHN remains responsible for repurchase obligations related to certain excluded defects (such as title defects and violations of the GSE’s Charter Act) and FHN continues to have loan repurchase or monetary compensation obligations under the DRAs related to private mortgage insurance rescissions, cancellations, and denials (with certain exceptions). FHN also has exposure related to loans where there has been a prior bulk sale of servicing, as well as certain other whole-loan sales. With respect to loans where there has been a prior bulk sale of servicing, FHN is not responsible for MI cancellations and denials to the extent attributable to the acts of the current servicer.
While large portions of repurchase claims from the GSEs were settled with the DRAs, comprehensive settlement of repurchase, make-whole, and indemnity claims with non-Agency claimants is not practical. Such claims that are not resolved by the parties can, and sometimes have, become litigation.
FH Proprietary Securitization Actions
FHN has potential financial exposure from FH proprietary securitizations outside of the repurchase/make-whole process. Several investors in certificates sued FHN and others starting in 2009, and several underwriters or other counterparties have demanded that FHN indemnify and defend them in securitization lawsuits. The pending suits generally assert that disclosures made to investors in the offering and sale of certificates were legally deficient. A number of those matters have settled or otherwise been resolved. On March 31, 2018, the remaining UPB of loans held in FH proprietary securitizations was $2.8 billion, comprised of $2.1 billion of Alt-A loans and $.8 billion of Jumbo loans. See Note 10 – Contingencies and Other Disclosures for a discussion of certain actions pending in relation to FH proprietary securitizations.
Servicing Obligations
As mentioned in Note 10 - Contingencies and Other Disclosures - FHN’s national servicing business was sold as part of the platform sale in 2008. A significant amount of mortgage servicing rights ("MSR") was sold at that time, and a significant amount was retained. The related servicing activities, including foreclosure and loss mitigation practices, not sold in 2008 were outsourced through two separate subservicing arrangements to the "2008 subservicer” and the "2011 subservicer". In fourth quarter 2013 and first quarter 2014, FHN sold and transferred a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing still retained by FHN is not significant and continues to be subserviced.
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
Active Pipeline
FHN accumulates the amount of repurchase requests, make-whole claims, and certain other related claims into the “active pipeline.” The active pipeline includes the amount of claims for loan repurchase, make-whole payments, loans as to which MI has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Additionally, FHN is responsible for covering losses for purchasers to the extent there is a shortfall in MI insurance coverage (MI curtailment). MI curtailment requests are the largest portion of the active pipeline and are intended only to cover the shortfall in MI insurance proceeds; as a result, FHN's currently accrued loss from MI curtailments as a percentage of UPB is significantly lower than that of a repurchase or make-whole claim. On March 31, 2018, the active pipeline was $27.3 million, compared to $44.1 million on December 31, 2017.

At March 31, 2018, the active pipeline contained no loan repurchase or make-whole requests from the FH proprietary securitization trustee related to first lien mortgage loans based on claims related to breaches of representations and warranties related to origination.

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
Repurchase Accrual Approach
Repurchase/Make-whole and Damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs are significant components of FHN’s remaining repurchase liability as of March 31, 2018. Other components of that liability primarily relate to other whole loans sold, MI rescissions, and loans included in bulk servicing sales effected prior to the DRAs.
In determining the loss content of GSE loans subject to repurchase requests excluded from the DRAs (primarily loans included in bulk sales), FHN applies a vintage level estimate of loss to all loans sold to the GSEs that were not included in the settlements and which have not had a prior repurchase resolution. First, pre-payment, default, and claim rate estimates are applied by vintage to estimate the aggregate claims expected but not yet resolved. Historical loss factors for each sale vintage and repurchase rates are then applied to estimate total loss content. Loss content related to other whole loan sales is estimated by applying the historical average repurchase and loss severity rates to the current UPB in the active pipeline to calculate estimated losses attributable to the current pipeline. FHN then uses an internal model to calculate loss content by applying historical average repurchase and loss severity rates to historical average inflows. For purposes of estimating loss content, FHN also considers MI cancellations. When assessing loss content related to loans where MI has been canceled, FHN applies historical loss factors (including repurchase rates and loss severity ratios) to the total unresolved MI cancellations in the active pipeline, as well as applying these factors to historical average inflows to estimate loss content. Additionally, FHN identifies estimated losses related to MI curtailment requests. Management also evaluates the nature of claims from purchasers and/or servicers of loans sold to determine if qualitative adjustments are appropriate.
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
The following table provides a rollforward of the legacy mortgage repurchase liability for the three months ended March 31, 2018 and 2017:
Table 23—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
Legacy Mortgage
Beginning balance	$33,556	$65,309
Provision/(provision credit) for repurchase and foreclosure losses	(72)	(238)
Net realized losses	6	(294)
Balance on March 31	$33,490	$64,777

Other FHN Mortgage Exposures
At March 31, 2018, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.
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
Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically, the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; and (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees. At March 31, 2018, FHN’s repurchase and foreclosure liability included certain known exposures from other whole loans sold.
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
FHN has prioritized expense discipline to include reducing or controlling certain expenses and investing in revenue-producing activities and critical infrastructure. FHN has actively pursued acquisition opportunities while maintaining a disciplined approach to valuations. FHN remains committed to organic growth through customer retention, key hires, targeted incentives, and other traditional means.
Performance by FHN, and the entire U.S. financial services industry, is affected considerably by the overall health of the U.S. economy. The most recent recession ended in 2009. Growth during the economic expansion since 2009 for many years was muted, compared to earlier recoveries, and somewhat inconsistent from one quarter to the next. Though the economic expansion is over 8 years old, currently the U.S. economy does not appear to be weakening or falling back into recession. In fact, during much of the past four quarters, many aspects of the economy strengthened. A continuation of the current expansion would support, rather than hinder, future loan and other financial activity growth by our customers.
Starting in 2015 through first quarter 2018, the Federal Reserve has raised short-term interest rates six times, in each case by 25 basis points, signaling a willingness to continue to raise rates in a measured fashion depending on economic data and trends. If the Fed continues to raise rates, FHN’s net interest margin in the future is likely to continue an improving trend.  A steeper yield curve should also bolster activity within FHN’s Fixed Income business.  However, if future economic data shows a risk of lower growth or recession, interest rates may stall or even fall, which likely would adversely impact FHN’s net interest margin.  Falling and/or moderately volatile interest rates, however, should enhance activity within FHN’s Fixed Income business.  Also, if Fed actions cause long-term rates to rise slower than short-term rates, then the yield curve would flatten, which would adversely impact FHN’s net interest margin.
FHN cannot predict the timing, resolution and effects of potential new legislation. The potential legislative actions which currently seem the most likely to be impactful to FHN include general regulatory reform and financial regulatory reform, both of which can affect the overall economy and FHN customers.
Lastly, while FHN has made significant progress in resolving matters from the legacy mortgage business, some matters remain unresolved. The timing or financial impact of resolution of these matters, most of which are in litigation, cannot be predicted with accuracy. Accordingly, the non-strategic segment is expected to occasionally and unexpectedly impact FHN’s overall quarterly results negatively or positively with reserve accruals or releases. Also, although new legacy matters of significance arise at a much slower pace than in years past and some formerly common legal claims no longer can be made due to the passage of time, potential for new legacy matters remains.
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
CRITICAL ACCOUNTING POLICIES
There have been no significant changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 67 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017.
ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE
Refer to Note 1 – Financial Information for a detail of accounting standards that have been issued but are not currently effective, which section is incorporated into MD&A by this reference.
NON-GAAP INFORMATION
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended March 31
(Dollars in thousands)	2018	2017
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$4,573,916	$2,722,668
Less: Average noncontrolling interest (a)	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624
(A) Total average common equity	$4,182,861	$2,331,613
Less: Average intangible assets (GAAP) (b)	1,568,029	211,757
(B) Average Tangible Common Equity (Non-GAAP)	$2,614,832	$2,119,856
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$367,531	$219,073
Ratios
(C)/(A) Return on average common equity (“ROE”) (GAAP) (c)	8.79%	9.40%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	14.06	10.33

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

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 109 of this report and the subsections entitled “Market Risk Management” beginning on page 109 and “Interest Rate Risk Management” beginning on page 111 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 51-57 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017, including in particular the section entitled “Risk Management” beginning on page 52 of that Report and the subsections entitled “Market Risk Management” beginning on page 53 and “Interest Rate Risk Management” appearing on pages 55-56 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 163-169 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b)
Changes in Internal Control over Financial Reporting. Other than as explained below, there have not been any changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)
The "Common Stock Purchase Programs” section including tables 9(a) and 9(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 91 of this report, is incorporated herein by reference.

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
3.1
Conformed copy of Articles of Amendment to the Restated Charter of First Horizon National Corporation, as filed with the Tennessee Secretary of State’s office effective April 24, 2018, incorporated by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated April 24, 2018.

4
FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1*	Form of Grant Notice for Executive Performance Stock Units [2018]

10.2*	Form of Grant Notice for Executive Stock Options [2018]

10.3*	Form of Grant Notice for Executive Restricted Stock Units [2018]

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at March 31, 2018 and December 31, 2017; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2018 and 2017; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017; (iv) Consolidated Condensed Statements of Equity for the Three Months Ended March 31, 2018 and 2017; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; (vi) Notes to Consolidated Condensed Financial Statements.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: May 8, 2018	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)