Form 10-Q
period 2018-06-30
FIRST HORIZON NATIONAL CORP
filed 2018-08-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2018
Common Stock, $.625 par value	325,003,353

FIRST HORIZON NATIONAL CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)	December 31
	June 30
(Dollars in thousands, except per share amounts)	2018	2017
Assets:
Cash and due from banks	$602,952	$639,073
Federal funds sold	91,303	87,364
Securities purchased under agreements to resell (Note 15)	782,765	725,609
Total cash and cash equivalents	1,477,020	1,452,046
Interest-bearing cash	750,634	1,185,600
Trading securities	1,649,470	1,416,345
Loans held-for-sale (a)	692,659	699,377
Securities available-for-sale (Note 3)	4,724,411	5,170,255
Securities held-to-maturity (Note 3)	10,000	10,000
Loans, net of unearned income (Note 4) (b)	27,701,740	27,658,929
Less: Allowance for loan losses (Note 5)	185,462	189,555
Total net loans	27,516,278	27,469,374
Goodwill (Note 6)	1,409,276	1,386,853
Other intangible assets, net (Note 6)	167,955	184,389
Fixed income receivables	68,148	68,693
Premises and equipment, net (June 30, 2018 and December 31, 2017 include $43.6 million and $53.2 million, respectively, classified as held-for-sale)	525,175	532,251
Other real estate owned (“OREO”) (c)	29,712	43,382
Derivative assets (Note 14)	122,056	81,634
Other assets	1,934,001	1,723,189
Total assets	$41,076,795	$41,423,388
Liabilities and equity:
Deposits:
Savings (December 31, 2017 includes $22.6 million classified as held-for-sale)	$11,284,013	$10,872,665
Time deposits, net (December 31, 2017 includes $8.0 million classified as held-for-sale)	3,543,987	3,322,921
Other interest-bearing deposits	7,911,977	8,401,773
Interest-bearing	22,739,977	22,597,359
Noninterest-bearing (December 31, 2017 includes $4.8 million classified as held-for-sale)	8,237,890	8,023,003
Total deposits	30,977,867	30,620,362
Federal funds purchased	351,655	399,820
Securities sold under agreements to repurchase (Note 15)	713,152	656,602
Trading liabilities	743,721	638,515
Other short-term borrowings	1,836,852	2,626,213
Term borrowings	1,227,281	1,218,097
Fixed income payables	14,739	48,996
Derivative liabilities (Note 14)	135,349	85,061
Other liabilities	526,430	549,234
Total liabilities	36,527,046	36,842,900
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on June 30, 2018 and December 31, 2017)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 325,003,353 on June 30, 2018 and 326,736,214 on December 31, 2017)	203,127	204,211
Capital surplus	3,113,612	3,147,613
Undivided profits	1,254,069	1,160,434
Accumulated other comprehensive loss, net (Note 8)	(412,114)	(322,825)
Total First Horizon National Corporation Shareholders’ Equity	4,254,318	4,285,057
Noncontrolling interest	295,431	295,431
Total equity	4,549,749	4,580,488
Total liabilities and equity	$41,076,795	$41,423,388
See accompanying notes to consolidated condensed financial statements.

(a)	June 30, 2018 and December 31, 2017 include $8.9 million and $11.7 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)	June 30, 2018 and December 31, 2017 include $21.4 million and $22.7 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.

(c)	June 30, 2018 and December 31, 2017 include $6.1 million and $6.3 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$323,974	$192,580	$623,467	$373,044
Interest on investment securities available-for-sale	32,634	25,657	65,481	51,292
Interest on investment securities held-to-maturity	132	132	263	329
Interest on loans held-for-sale	11,228	3,510	23,372	4,793
Interest on trading securities	14,742	9,418	29,150	15,771
Interest on other earning assets	5,101	4,044	9,433	8,923
Total interest income	387,811	235,341	751,166	454,152
Interest expense:
Interest on deposits:
Savings	25,600	11,194	40,500	20,404
Time deposits	11,236	2,918	20,761	5,751
Other interest-bearing deposits	11,913	5,074	22,521	9,217
Interest on trading liabilities	4,790	4,203	9,914	7,984
Interest on short-term borrowings	10,110	2,903	20,152	4,295
Interest on term borrowings	13,230	8,348	25,213	16,092
Total interest expense	76,879	34,640	139,061	63,743
Net interest income	310,932	200,701	612,105	390,409
Provision/(provision credit) for loan losses	—	(2,000)	(1,000)	(3,000)
Net interest income after provision/(provision credit) for loan losses	310,932	202,701	613,105	393,409
Noninterest income:
Fixed income	37,697	55,110	83,203	105,788
Deposit transactions and cash management	36,083	27,858	72,067	52,423
Brokerage, management fees and commissions	13,740	12,029	27,223	23,935
Trust services and investment management	8,132	7,698	15,409	14,351
Bankcard income	6,635	5,605	13,080	11,060
Bank-owned life insurance	5,773	4,351	9,766	7,598
Debt securities gains/(losses), net (Note 3 and Note 8)	—	405	52	449
Equity securities gains/(losses), net (Note 3)	31	—	65	—
All other income and commissions (Note 7)	19,434	14,617	42,677	29,008
Total noninterest income	127,525	127,673	263,542	244,612
Adjusted gross income after provision/(provision credit) for loan losses	438,457	330,374	876,647	638,021
Noninterest expense:
Employee compensation, incentives, and benefits	165,890	138,276	337,144	272,770
Occupancy	22,503	12,800	42,954	25,140
Professional fees	15,415	9,659	27,687	14,405
Computer software	15,123	12,285	30,255	23,084
Operational services	14,653	11,524	30,214	22,399
Equipment rentals, depreciation, and maintenance	10,708	7,036	20,726	13,387
FDIC premium expense	9,978	5,927	18,592	11,666
Communications and courier	7,530	4,117	15,762	7,917
Amortization of intangible assets	6,460	1,964	12,934	3,196
Contract employment and outsourcing	5,907	3,255	9,960	6,213
Advertising and public relations	5,070	4,095	8,669	8,696
Legal fees	2,784	3,496	5,129	8,779
Repurchase and foreclosure provision/(provision credit)	(252)	(21,733)	(324)	(21,971)
All other expense (Note 7)	50,999	25,216	86,331	44,441
Total noninterest expense	332,768	217,917	646,033	440,122
Income/(loss) before income taxes	105,689	112,457	230,614	197,899
Provision/(benefit) for income taxes	19,697	17,253	49,628	44,307
Net income/(loss)	$85,992	$95,204	$180,986	$153,592
Net income attributable to noncontrolling interest	2,852	2,852	5,672	5,672
Net income/(loss) attributable to controlling interest	$83,140	$92,352	$175,314	$147,920
Preferred stock dividends	1,550	1,550	3,100	3,100
Net income/(loss) available to common shareholders	$81,590	$90,802	$172,214	$144,820
Basic earnings/(loss) per share (Note 9)	$0.25	$0.39	$0.53	$0.62
Diluted earnings/(loss) per share (Note 9)	$0.25	$0.38	$0.52	$0.61
Weighted average common shares (Note 9)	325,153	233,482	325,817	233,280
Diluted average common shares (Note 9)	328,426	236,263	329,353	236,225
Cash dividends declared per common share	$0.12	$0.09	$0.24	$0.18
Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See Note 1 - Financial Information for additional information.
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2018	2017	2018	2017
Net income/(loss)	$85,992	$95,204	$180,986	$153,592
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	(21,094)	8,938	(80,637)	7,375
Net unrealized gains/(losses) on cash flow hedges	(2,994)	2,155	(11,787)	241
Net unrealized gains/(losses) on pension and other postretirement plans	2,059	1,403	3,346	2,576
Other comprehensive income/(loss)	(22,029)	12,496	(89,078)	10,192
Comprehensive income	63,963	107,700	91,908	163,784
Comprehensive income attributable to noncontrolling interest	2,852	2,852	5,672	5,672
Comprehensive income attributable to controlling interest	$61,111	$104,848	$86,236	$158,112
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$(6,924)	$5,543	$(26,471)	$4,573
Net unrealized gains/(losses) on cash flow hedges	(983)	1,336	(3,870)	149
Net unrealized gains/(losses) on pension and other postretirement plans	676	870	1,098	1,597
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2018			2017
(Dollars in thousands except per share data) (Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$4,285,057	$295,431	$4,580,488	$2,409,653	$295,431	$2,705,084
Adjustment to reflect adoption of ASU 2017-12	67	—	67	—	—	—
Beginning balance, as adjusted	$4,285,124	$295,431	$4,580,555	$2,409,653	$295,431	$2,705,084
Net income/(loss)	175,314	5,672	180,986	147,920	5,672	153,592
Other comprehensive income/(loss) (a)	(89,078)	—	(89,078)	10,192	—	10,192
Comprehensive income/(loss)	86,236	5,672	91,908	158,112	5,672	163,784
Cash dividends declared:
Preferred stock ($3,100 per share for the six months ended June 30, 2018 and 2017)	(3,100)	—	(3,100)	(3,100)	—	(3,100)
Common stock ($.24 and $.18 per share for the six months ended June 30, 2018 and 2017, respectively)	(78,858)	—	(78,858)	(42,404)	—	(42,404)
Common stock repurchased	(4,790)	—	(4,790)	(4,953)	—	(4,953)
Common stock issued for:
Stock options and restricted stock - equity awards	4,421	—	4,421	4,309	—	4,309
Acquisition equity adjustment (b)	(46,035)	—	(46,035)	—	—	—
Stock-based compensation expense	11,453	—	11,453	9,840	—	9,840
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(5,672)	(5,672)	—	(5,672)	(5,672)
Other	(133)	—	(133)
Balance, June 30	$4,254,318	$295,431	$4,549,749	$2,531,457	$295,431	$2,826,888
See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	See Note 2- Acquisitions and Divestitures for additional information.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2018	2017
Operating Activities
Net income/(loss)	$180,986	$153,592
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	(1,000)	(3,000)
Provision/(benefit) for deferred income taxes	38,030	(16,862)
Depreciation and amortization of premises and equipment	23,761	16,617
Amortization of intangible assets	12,934	3,196
Net other amortization and accretion	(8,945)	14,288
Net (increase)/decrease in derivatives	(13,735)	(13,683)
Fair value adjustment on interest-only strips	(1,296)	—
Repurchase and foreclosure provision/(provision credit)	—	(20,000)
(Gains)/losses and write-downs on OREO, net	167	180
Litigation and regulatory matters	688	(753)
Stock-based compensation expense	11,453	9,840
Equity securities (gains)/losses, net	(65)	—
Debt securities (gains)/losses, net	(52)	(449)
Net (gains)/losses on sale/disposal of fixed assets	(1,614)	(71)
Loans held-for-sale:
Purchases and originations	(1,132,675)	(549,331)
Gross proceeds from settlements and sales (a)	524,195	461,119
(Gain)/loss due to fair value adjustments and other	(8,119)	2,777
Net (increase)/decrease in:
Trading securities	366,476	(280,135)
Fixed income receivables	545	(70,313)
Interest receivable	(9,721)	(2,443)
Other assets	31,376	(4,366)
Net increase/(decrease) in:
Trading liabilities	105,206	(6,055)
Fixed income payables	(34,257)	(88,920)
Interest payable	3,773	1,303
Other liabilities	(44,228)	(52,669)
Total adjustments	(137,103)	(599,730)
Net cash provided/(used) by operating activities	43,883	(446,138)
Investing Activities
Available-for-sale securities:
Sales	13,104	63
Maturities	320,631	268,155
Purchases	(254,992)	(265,770)
Held-to-maturity securities:
Prepayments and maturities	—	4,740
Premises and equipment:
Sales	6,566	2,103
Purchases	(25,050)	(20,498)
Proceeds from sales of OREO	17,513	7,340
Proceeds from BOLI	7,630	5,690
Net (increase)/decrease in:
Loans	(18,465)	(404,379)
Interests retained from securitizations classified as trading securities	567	397
Interest-bearing cash	434,966	490,500
Cash paid related to divestitures	(27,599)	—
Cash (paid)/received for acquisition, net (b)	(46,017)	(123,971)
Net cash provided/(used) by investing activities	428,854	(35,630)
Financing Activities
Common stock:
Stock options exercised	4,420	2,823
Cash dividends paid	(60,752)	(37,809)
Repurchase of shares	(4,790)	(4,953)
Cash dividends paid - preferred stock - noncontrolling interest	(5,703)	(5,672)

Cash dividends paid - Series A preferred stock	(3,100)	(3,100)
Term borrowings:
Payments/maturities	(5,221)	(7,239)
Increases in restricted and secured term borrowings	20,965	—
Net increase/(decrease) in:
Deposits	387,394	(338,689)
Short-term borrowings	(780,976)	917,693
Net cash provided/(used) by financing activities	(447,763)	523,054
Net increase/(decrease) in cash and cash equivalents	24,974	41,286
Cash and cash equivalents at beginning of period	1,452,046	1,037,794
Cash and cash equivalents at end of period	$1,477,020	$1,079,080
Supplemental Disclosures
Total interest paid	$133,791	$61,908
Total taxes paid	12,497	21,805
Total taxes refunded	830	8,200
Transfer from loans to OREO	4,010	3,184
Transfer from loans HFS to trading securities	600,168	265,134
Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a) 2018 includes $107.4 million related to the sale of approximately $120 million UPB of subprime auto loans. See Note 2- Acquisitions and Divestitures for additional information.
(b) See Note 2- Acquisitions and Divestitures for additional information.

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

Contract Balances. As of June 30, 2018, accounts receivable related to products and services on non-interest income were $7.7 million. For the three and six months ended June 30, 2018, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Condensed Statement of Condition as of June 30, 2018.

Transaction Price Allocated to Remaining Performance Obligations. For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material.

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

Summary of Accounting Changes.

Effective January 1, 2018, FHN adopted the provisions of ASU 2014-09, “Revenue from Contracts with Customers,” and all related amendments to all contracts using a modified retrospective transaction method. ASU 2014-09 does not change revenue recognition for financial assets. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is accomplished through a five-step recognition framework involving 1) the identification of contracts with customers, 2) identification of performance obligations, 3) determination of the transaction price, 4) allocation of the transaction price to the performance obligations and 5) recognition of revenue as performance obligations are satisfied. Additionally, qualitative and quantitative information is required for disclosure regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In February 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations,” which provides additional guidance on whether an entity should recognize revenue on a gross or net basis, based on which party controls the specified good or service before that good or service is transferred to a customer. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the original guidance included in ASU 2014-09 for identification of the goods or services provided to customers and enhances the implementation guidance for licensing arrangements. ASU 2016-12, “Narrow-

Note 1 – Financial Information (Continued)

Scope Improvements and Practical Expedients,” was issued in May 2016 to provide additional guidance for the implementation and application of ASU 2014-09. “Technical Corrections and Improvements” ASU 2016-20 was issued in December 2016 and provides further guidance on certain issues. FHN elected to adopt the provisions of the revenue recognition standards through the cumulative effect alternative and determined that there were no significant effects on the timing of recognition, which resulted in no cumulative effect adjustment being required. Beginning in first quarter 2018, in situations where FHN's broker-dealer operations serve as the lead underwriter, the associated revenues and expenses are presented gross. The effect on 2018 revenues and expenses is not expected to be significant.

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

Note 1 – Financial Information (Continued)

Effective January 1, 2018, FHN adopted the provisions of ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies multiple cash flow presentation issues including providing guidance as to classification on the cash flow statement for certain cash receipts and cash payments where diversity in practice exists. The adoption of ASU 2016-15 was applied retroactively resulting in proceeds from bank-owned life insurance (“BOLI”) being classified as an investing activity rather than their prior classification as an operating activity. All of these amounts are included in Other assets in the Consolidated Condensed Statement of Condition. The amounts reclassified are presented in the table below.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Fiscal Years Ended December 31
(Dollars in thousands)			2017	2016	2015

Proceeds from BOLI	$4,997	$5,690	$11,440	$2,740	$2,425

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Fiscal Years Ended December 31
(Dollars in thousands)			2017	2016	2015

Net periodic benefit cost reclassified	$812	$1,250	$1,946	$(843)	$(1,168)

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

Note 1 – Financial Information (Continued)

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

In July 2018, the FASB issued ASU 2018-11, “Leases - Targeted Improvements,” which provides an election for a cumulative effect adjustment to retained earnings upon initial adoption of ASU 2016-02. Alternatively, under the initial guidance of ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest comparative period presented using a modified retrospective approach. Both adoption alternatives include a number of optional practical expedients that entities may elect to apply, which would result in continuing to account for leases that commence before the effective date in accordance with previous requirements (unless the lease is modified) except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous requirements. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from lease arrangements. ASU 2016-02 and ASU 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. FHN is evaluating the impact of ASU 2016-02 on its current accounting and disclosure practices. Upon adoption, FHN intends to utilize the cumulative effect transition alternative provided by ASU 2018-11.

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

Note 1 – Financial Information (Continued)

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

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2018. FHN continues to evaluate the impact of ASU 2016-13.  FHN has met with industry experts, initiated training for key employees associated with the new standard, and defined an initial approach that it is currently testing. FHN has begun developing the formal models and processes that will be required to implement the new standard.

Note 2 – Acquisitions and Divestitures
On November 30, 2017, FHN completed its acquisition of Capital Bank Financial Corporation ("CBF") and its subsidiaries, including Capital Bank Corporation, for an aggregate of 92,042,232 shares of FHN common stock and $423.6 million in cash in a transaction valued at $2.2 billion. In second quarter 2018, FHN canceled 2,373,220 common shares which had been issued but set aside for certain shareholders of CBF who have commenced a dissenters' appraisal process resulting in a reduction in equity consideration and an increase in cash consideration of $46.0 million. The final appraisal or settlement amount, as applicable, may differ from current estimates. CBF operated 178 branches in North and South Carolina, Tennessee, Florida and Virginia at the time of closing. In relation to the acquisition, FHN acquired approximately $9.9 billion in assets, including approximately $7.3 billion in loans and $1.2 billion in AFS securities, and assumed approximately $8.1 billion of CBF deposits.
The following schedule details acquired assets and liabilities and consideration paid, as well as adjustments to record the assets and liabilities at their estimated fair values as of November 30, 2017. These fair value measurements are based on third party and internal valuations.

	Capital Bank Financial Corporation
	As	Purchase Accounting/Fair
	Acquired	Value Adjustments (unaudited)				As recorded
(Dollars in thousands)	(unaudited)	2017		2018 (a)		by FHN
Assets:
Cash and cash equivalents	$205,999	$—		$—		$205,999
Trading securities	4,758	(4,758)	(b)	—		—
Loans held-for-sale	—	134,003		(9,085)		124,918
Securities available-for-sale	1,017,867	175,526		—		1,193,393
Securities held-to-maturity	177,549	(177,549)		—		—
Loans	7,596,049	(320,372)		867		7,276,544
Allowance for loan losses	(45,711)	45,711		—		—
CBF Goodwill	231,292	(231,292)		—		—
Other intangible assets	24,498	119,302		(2,593)		141,207
Premises and equipment	196,298	37,054		(1,905)		231,447
OREO	43,077	(9,149)		(315)		33,613
Other assets	617,232	41,320	(c)	(7,528)	(c)	651,024
Total assets acquired	$10,068,908	$(190,204)		$(20,559)		$9,858,145

Liabilities:
Deposits	$8,141,593	$(849)		$(642)		$8,140,102
Securities sold under agreements to repurchase	26,664	—		—		26,664
Other short-term borrowings	390,391	—		—		390,391
Term borrowings	119,486	67,683		—		187,169
Other liabilities	59,995	4,291		2,524		66,810
Total liabilities assumed	8,738,129	71,125		1,882		8,811,136
Net assets acquired	$1,330,779	$(261,329)		$(22,441)		1,047,009
Consideration paid:
Equity						(1,746,724)
Cash						(469,609)
Total consideration paid						(2,216,333)
Goodwill						$1,169,324

(a)
Amounts reflect adjustments made to provisional fair value estimates during the measurement period ending November 30, 2018. These adjustments were recorded in FHN's Consolidated Condensed Statement of Condition as of June 30, 2018 with a corresponding adjustment to goodwill.

(b)	Amount represents a conformity adjustment to align with FHN presentation.

(c)	Amount primarily relates to a net deferred tax asset recorded for the effects of the purchase accounting adjustments.

Note 2 – Acquisitions and Divestitures (Continued)

Due to the timing of merger completion in relation to the previous year end, the fact that back office functions (including loan and deposit processing) only have recently been integrated, the evaluation of post-merger activity, and the extended information gathering and management review processes required to properly record acquired assets and liabilities, FHN considers its valuations of CBF's loans, loans held-for-sale, premises and equipment, OREO, other assets, tax receivables and payables, lease intangibles, other liabilities and acquired contingencies to be provisional as management continues to identify and assess information regarding the nature of these assets and liabilities and reviews the associated valuation assumptions and methodologies. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered provisional as FHN continues to evaluate the nature and extent of permanent and temporary (timing) differences between the book and tax bases of the acquired assets and liabilities assumed. Additionally, the accounting policies of both FHN and CBF are in the process of being reviewed in detail. Upon completion of such review, conforming adjustments or financial statement reclassification may be determined.
In relation to the acquisition, FHN has recorded preliminary goodwill of approximately $1.2 billion, representing the excess of acquisition consideration over the estimated fair value of net assets acquired.
All expenses related to the merger and integration with CBF are recorded in FHN's Corporate segment. Integration activities were substantially completed in second quarter 2018.
Total CBF merger and integration expense recognized for the three and six months ended June 30, 2018 are presented in the table below:

	June 30, 2018
(Dollars in thousands)	Three Months Ended	Six Months Ended
Professional fees (a)	$8,989	$14,621
Employee compensation, incentives and benefits (b)	2,548	6,494
Contract employment and outsourcing (c)	1,704	3,103
Occupancy (d)	2,214	2,221
Miscellaneous expense (e)	3,103	5,138
All other expense (f)	23,244	40,285
Total	$41,802	$71,862
(a) Primarily comprised of fees for legal, accounting, and merger consultants.
(b) Primarily comprised of fees for severance and retention.
(c) Primarily relates to fees for temporary assistance for merger and integration activities.
(d) Primarily relates to fees associated with lease exit accruals.
(e) Consists of fees for Operations services, communications and courier, equipment rentals, depreciation, and maintenance, supplies, travel and entertainment, computer software, and advertising and public relations.
(f) Primarily relates to contract termination charges, costs of shareholder matters and asset impairments related to the integration, as well as other miscellaneous expenses.
On March 23, 2018, FHN divested two branches, including approximately $30 million of deposits and $2 million of loans, to Apex Bank, a Tennessee banking corporation. The branches, both in Greeneville, Tennessee, were divested in connection with First Horizon's agreement with the U.S. Department of Justice and commitments to the Board of Governors of the Federal Reserve System, which were entered into in connection with a customary review of FHN's merger with CBF.

In second quarter 2018, FHN sold approximately $120 million UPB of its subprime auto loans. These loans, originally acquired as part of the CBF acquisition, did not fit within FHN's risk profile. Based on the sales price, a measurement period adjustment to the acquisition-date fair value of the subprime auto loans was recorded in second quarter 2018.
On April 3, 2017, FTN Financial acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $131 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products, combined with FTN Financial’s existing SBA trading activities, have established an additional major product sector for FTN Financial. In relation to the acquisition, FTN Financial acquired approximately $418 million in assets, inclusive of approximately $236 million of HFS loans and $139

Note 2 – Acquisitions and Divestitures (Continued)

million of trading securities, and assumed approximately $202 million of securities sold under agreements to repurchase and $96 million of fixed income payables. In relation to the acquisition, FHN has recorded $45.0 million in goodwill representing the excess of acquisition consideration over the estimated fair value of net assets acquired.

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

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(2)	$98
Government agency issued mortgage-backed securities (“MBS”)	2,564,334	4,524	(74,558)	2,494,300
Government agency issued collateralized mortgage obligations (“CMO”)	2,180,120	395	(72,935)	2,107,580
Other U.S. government agencies	54,797	—	(395)	54,402
Corporates and other debt	55,609	488	(259)	55,838
States and municipalities	6,433	3	(30)	6,406
	$4,861,393	$5,410	$(148,179)	4,718,624
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				5,787
Total securities available-for-sale (b)				$4,724,411
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(214)	$9,786
Total securities held-to-maturity	$10,000	$—	$(214)	$9,786

(a)	SBA-interest only strips are recorded at elected fair value. See Note 16 - Fair Value for additional information.

(b)	Includes $3.7 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(1)	$99
Government agency issued MBS	2,580,442	10,538	(13,604)	2,577,376
Government agency issued CMO	2,302,439	1,691	(34,272)	2,269,858
Corporates and other debt	55,799	23	(40)	55,782
Equity and other (a)	265,863	7	—	265,870
	$5,204,643	$12,259	$(47,917)	5,168,985
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (b)				1,270
Total securities available-for-sale (c)				$5,170,255
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(99)	$9,901
Total securities held-to-maturity	$10,000	$—	$(99)	$9,901

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

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity debt securities portfolios on June 30, 2018 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$15,250	$15,042
After 1 year; within 5 years	—	—	95,255	95,321
After 5 years; within 10 years	10,000	9,786	—	1,360
After 10 years	—	—	6,434	10,808
Subtotal	10,000	9,786	116,939	122,531
Government agency issued MBS and CMO (a)	—	—	4,744,454	4,601,880
Total	$10,000	$9,786	$4,861,393	$4,724,411

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the three and six months ended June 30, 2018. Equity securities are included for periods prior to 2018.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Gross gains on sales of securities	$—	$405	$52	$449
Gross (losses) on sales of securities	—	—	—	—
Net gain/(loss) on sales of securities (a) (b)	$—	$405	$52	$449

(a)	Cash proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2018 and 2017 were not material.

(b)	Three and six months ended June 30, 2017 includes a $.4 million gain associated with the call of a $4.4 million held-to-maturity municipal bond.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$98	$(2)	$—	$—	$98	$(2)
Government agency issued MBS	1,937,255	(57,182)	317,784	(17,376)	2,255,039	(74,558)
Government agency issued CMO	1,278,976	(30,862)	754,927	(42,073)	2,033,903	(72,935)
Other U.S. government agencies	54,402	(395)	—	—	54,402	(395)
Corporates and other debt	40,586	(259)	—	—	40,586	(259)
States and municipalities	4,724	(30)	—	—	4,724	(30)
Total temporarily impaired securities	$3,316,041	$(88,730)	$1,072,711	$(59,449)	$4,388,752	$(148,179)

Note 3 – Investment Securities (Continued)

	As of December 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$99	$(1)	$—	$—	$99	$(1)
Government agency issued MBS	1,455,476	(4,738)	331,900	(8,866)	1,787,376	(13,604)
Government agency issued CMO	1,043,987	(7,464)	832,173	(26,808)	1,876,160	(34,272)
Corporates and other debt	15,294	(40)	—	—	15,294	(40)
Total temporarily impaired securities	$2,514,856	$(12,243)	$1,164,073	$(35,674)	$3,678,929	$(47,917)
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
The carrying amount of equity investments without a readily determinable fair value was $16.4 million and $16.3 million at June 30, 2018 and January 1, 2018, respectively. The year-to-date 2018 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $.7 million and $1.1 million were recognized in the three and six months ended June 30, 2018, respectively, for equity investments with readily determinable fair values.

Note 4 – Loans
The following table provides the balance of loans, net of unearned income, by portfolio segment as of June 30, 2018 and December 31, 2017:

	June 30	December 31
(Dollars in thousands)	2018	2017
Commercial:
Commercial, financial, and industrial	$16,438,745	$16,057,273
Commercial real estate	4,136,356	4,214,695
Consumer:
Consumer real estate (a)	6,222,611	6,367,755
Permanent mortgage	354,916	399,307
Credit card & other	549,112	619,899
Loans, net of unearned income	$27,701,740	$27,658,929
Allowance for loan losses	185,462	189,555
Total net loans	$27,516,278	$27,469,374

(a)
Balances as of June 30, 2018 and December 31, 2017, include $18.9 million and $24.2 million of restricted real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

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
Concentrations
FHN has a concentration of residential real estate loans (24 percent of total loans), the majority of which is in the consumer real estate segment (23 percent of total loans). Loans to finance and insurance companies total $2.8 billion (17 percent of the C&I portfolio, or 10 percent of the total loans). FHN had loans to mortgage companies totaling $2.4 billion (14 percent of the C&I segment, or 9 percent of total loans) as of June 30, 2018. As a result, 31 percent of the C&I segment is sensitive to impacts on the financial services industry.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Balance, beginning of period	$15,323	$5,198	$15,623	$6,871
Accretion	(2,607)	(919)	(4,744)	(1,770)
Adjustment for payoffs	(1,107)	(761)	(1,719)	(1,034)
Adjustment for charge-offs	(373)	—	(924)	—
Adjustment for pool excess recovery (a)	—	—	—	(222)
Increase/(decrease) in accretable yield (b)	3,481	409	6,659	114
Disposals	(214)	—	(240)	—
Other	(29)	118	(181)	86
Balance, end of period	$14,474	$4,045	$14,474	$4,045

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Represents the removal of accretable difference for the remaining loans in a pool which is now in a recovery state.

(b)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing and amounts of the cash flows.
At June 30, 2018, the ALLL related to PCI loans was $3.0 million compared to $3.2 million at December 31, 2017. A loan loss provision expense related to PCI loans of $1.8 million was recognized during the three months ended June 30, 2018, as compared to a loan loss provision credit of $.1 million recognized during the three months ended June 30, 2017. A loan loss provision expense related to PCI loans of $2.6 million was recognized during the six months ended June 30, 2018, as compared to a loan loss provision credit of $.2 million recognized during the six months ended June 30, 2017.
The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$54,143	$60,727	$96,598	$109,280
Commercial real estate	27,042	31,181	36,107	41,488
Consumer real estate	35,674	39,920	38,176	42,568
Credit card and other	2,969	3,381	5,500	6,351
Total	$119,828	$135,209	$176,381	$199,687
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 4 – Loans (Continued)

Impaired Loans
The following tables provide information at June 30, 2018 and December 31, 2017, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPs valuation allowance have been excluded.

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$25,924	$37,325	$—	$8,183	$17,372	$—
Income CRE	1,748	1,748	—	—	—	—
Residential CRE	504	972	—	—	—	—
Total	$28,176	$40,045	$—	$8,183	$17,372	$—
Consumer:
HELOC (a)	$8,811	$17,299	$—	$9,258	$19,193	$—
R/E installment loans (a)	3,370	3,834	—	4,093	4,663	—
Permanent mortgage (a)	4,195	6,586	—	5,132	7,688	—
Total	$16,376	$27,719	$—	$18,483	$31,544	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$3,692	$3,692	$288	$31,774	$38,256	$5,119
TRUPS	2,983	3,700	925	3,067	3,700	925
Income CRE	—	—	—	1,612	1,612	49
Residential CRE	—	—	—	795	1,263	83
Total	$6,675	$7,392	$1,213	$37,248	$44,831	$6,176
Consumer:
HELOC	$70,739	$73,717	$12,641	$72,469	$75,207	$14,382
R/E installment loans	39,415	40,168	7,758	43,075	43,827	8,793
Permanent mortgage	72,666	83,678	10,787	79,662	90,934	12,105
Credit card & other	604	604	305	593	593	311
Total	$183,424	$198,167	$31,491	$195,799	$210,561	$35,591
Total commercial	$34,851	$47,437	$1,213	$45,431	$62,203	$6,176
Total consumer	$199,800	$225,886	$31,491	$214,282	$242,105	$35,591
Total impaired loans	$234,651	$273,323	$32,704	$259,713	$304,308	$41,767

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$24,825	$183	$9,941	$—	$20,389	$358	$10,174	$—
Income CRE	1,665	13	—	—	1,228	25	—	—
Residential CRE	500	—	—	—	374	—	—	—
Total	$26,990	$196	$9,941	$—	$21,991	$383	$10,174	$—
Consumer:
HELOC (a)	$9,034	$—	$10,331	$—	$9,145	$—	$10,692	$—
R/E installment loans (a)	3,553	—	3,925	—	3,733	—	3,931	—
Permanent mortgage (a)	4,749	—	5,854	—	4,983	—	5,705	—
Total	$17,336	$—	$20,110	$—	$17,861	$—	$20,328	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$8,850	$—	$28,402	$189	$15,870	$—	$30,632	$403
TRUPS	3,005	—	3,160	—	3,026	—	3,178	—
Income CRE	—	—	1,767	14	403	—	1,792	28
Residential CRE	—	—	1,293	5	199	—	1,293	10
Total	$11,855	$—	$34,622	$208	$19,498	$—	$36,895	$441
Consumer:
HELOC	$70,789	$578	$78,608	$577	$71,222	$1,155	$80,841	$1,141
R/E installment loans	40,280	251	49,373	317	41,195	518	50,637	635
Permanent mortgage	74,227	574	81,475	574	75,976	1,152	83,626	1,189
Credit card & other	653	3	315	3	650	6	301	5
Total	$185,949	$1,406	$209,771	$1,471	$189,043	$2,831	$215,405	$2,970
Total commercial	$38,845	$196	$44,563	$208	$41,489	$383	$47,069	$441
Total consumer	$203,285	$1,406	$229,881	$1,471	$206,904	$2,831	$235,733	$2,970
Total impaired loans	$242,130	$1,602	$274,444	$1,679	$248,393	$3,214	$282,802	$3,411

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.
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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$547,654	$—	$—	$2,104	$—	$549,758	3%	$64
2	840,122	—	—	10,236	41	850,399	4	280
3	633,000	727,078	—	255,090	214	1,615,382	8	255
4	845,405	586,315	—	457,716	—	1,889,436	9	700
5	1,892,574	347,919	63,017	463,421	1,421	2,768,352	13	8,003
6	1,475,963	426,654	90,296	447,840	6,117	2,446,870	12	8,830
7	2,387,509	109,693	65,193	499,585	5,054	3,067,034	15	14,442
8	1,078,583	70,924	4,068	220,208	11,600	1,385,383	7	19,828
9	2,604,602	86,253	45,117	1,382,306	60,385	4,178,663	20	22,349
10	371,017	—	18,536	54,896	3,488	447,937	2	8,782
11	257,439	—	—	40,893	341	298,673	1	7,509
12	300,482	—	—	110,184	6,306	416,972	2	5,802
13	247,731	—	17,621	57,845	9	323,206	2	8,895
14,15,16	209,046	—	—	8,874	800	218,720	1	21,434
Collectively evaluated for impairment	13,691,127	2,354,836	303,848	4,011,198	95,776	20,456,785	99	127,173
Individually evaluated for impairment	29,617	—	2,982	1,748	504	34,851	—	1,213
Purchased credit-impaired loans	56,335	—	—	23,781	3,349	83,465	1	2,280
Total commercial loans	$13,777,079	$2,354,836	$306,830	$4,036,727	$99,629	$20,575,101	100%	$130,666

(a)
Balances presented net of a $25.5 million valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade was “13” prior to second quarter 2018. In second quarter 2018, this portfolio was re-graded to align with the scorecard grading methodologies which resulted in upgrades to a majority of this portfolio.

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

(a)
Balances presented net of a $25.5 million valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade was “13” prior to second quarter 2018. In second quarter 2018, this portfolio was re-graded to align with the scorecard grading methodologies which resulted in upgrades to a majority of this portfolio.

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
The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	61.4%	74.8%	50.4%	60.0%	73.1%	46.4%
FICO score 720-739	8.7	7.7	10.2	8.7	8.0	12.8
FICO score 700-719	7.9	6.1	9.2	8.3	6.4	9.2
FICO score 660-699	10.7	6.7	13.9	11.1	7.2	14.8
FICO score 620-659	4.8	2.6	6.8	4.9	2.8	7.3
FICO score less than 620 (a)	6.5	2.1	9.5	7.0	2.5	9.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans
The following table reflects accruing and non-accruing loans by class on June 30, 2018:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$13,696,352	$7,518	$639	$13,704,509	$9,358	$510	$6,367	$16,235	$13,720,744
Loans to mortgage companies	2,354,836	—	—	2,354,836	—	—	—	—	2,354,836
TRUPS (a)	303,848	—	—	303,848	—	—	2,982	2,982	306,830
Purchased credit-impaired loans	41,046	850	14,439	56,335	—	—	—	—	56,335
Total commercial (C&I)	16,396,082	8,368	15,078	16,419,528	9,358	510	9,349	19,217	16,438,745
Commercial real estate:
Income CRE	4,010,460	1,436	—	4,011,896	43	96	911	1,050	4,012,946
Residential CRE	95,887	—	—	95,887	—	—	393	393	96,280
Purchased credit-impaired loans	25,926	968	236	27,130	—	—	—	—	27,130
Total commercial real estate	4,132,273	2,404	236	4,134,913	43	96	1,304	1,443	4,136,356
Consumer real estate:
HELOC	1,557,368	13,302	7,669	1,578,339	46,823	4,157	8,852	59,832	1,638,171
R/E installment loans	4,511,603	10,938	6,014	4,528,555	14,766	1,721	3,083	19,570	4,548,125
Purchased credit-impaired loans	31,886	3,819	610	36,315	—	—	—	—	36,315
Total consumer real estate	6,100,857	28,059	14,293	6,143,209	61,589	5,878	11,935	79,402	6,222,611
Permanent mortgage	323,736	2,391	4,419	330,546	13,143	259	10,968	24,370	354,916
Credit card & other:
Credit card	189,849	1,097	1,055	192,001	—	—	—	—	192,001
Other	347,702	5,534	460	353,696	100	51	209	360	354,056
Purchased credit-impaired loans	1,310	1,366	379	3,055	—	—	—	—	3,055
Total credit card & other	538,861	7,997	1,894	548,752	100	51	209	360	549,112
Total loans, net of unearned income	$27,491,809	$49,219	$35,920	$27,576,948	$84,233	$6,794	$33,765	$124,792	$27,701,740

(a) TRUPS is presented net of the valuation allowance of $25.5 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2017:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$13,514,752	$8,057	$95	$13,522,904	$1,761	$7,019	$19,306	$28,086	$13,550,990
Loans to mortgage companies	2,099,961	—	—	2,099,961	—	—	—	—	2,099,961
TRUPS (a)	303,848	—	—	303,848	—	—	3,067	3,067	306,915
Purchased credit-impaired loans	77,843	2,207	19,357	99,407	—	—	—	—	99,407
Total commercial (C&I)	15,996,404	10,264	19,452	16,026,120	1,761	7,019	22,373	31,153	16,057,273
Commercial real estate:
Income CRE	4,077,106	1,240	—	4,078,346	56	—	546	602	4,078,948
Residential CRE	98,844	—	—	98,844	—	—	791	791	99,635
Purchased credit-impaired loans	31,173	2,686	2,253	36,112	—	—	—	—	36,112
Total commercial real estate	4,207,123	3,926	2,253	4,213,302	56	—	1,337	1,393	4,214,695
Consumer real estate:
HELOC	1,743,776	17,744	9,702	1,771,222	40,508	3,626	8,354	52,488	1,823,710
R/E installment loans	4,475,669	7,274	3,573	4,486,516	14,439	1,957	2,603	18,999	4,505,515
Purchased credit-impaired loans	35,356	2,016	1,158	38,530	—	—	—	—	38,530
Total consumer real estate	6,254,801	27,034	14,433	6,296,268	54,947	5,583	10,957	71,487	6,367,755
Permanent mortgage	365,527	3,930	3,460	372,917	13,245	1,052	12,093	26,390	399,307
Credit card & other:
Credit card	193,940	1,371	1,053	196,364	—	—	—	—	196,364
Other	415,070	2,666	103	417,839	31	—	165	196	418,035
Purchased credit-impaired loans	2,993	1,693	814	5,500	—	—	—	—	5,500
Total credit card & other	612,003	5,730	1,970	619,703	31	—	165	196	619,899
Total loans, net of unearned income	$27,435,858	$50,884	$41,568	$27,528,310	$70,040	$13,654	$46,925	$130,619	$27,658,929
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
On June 30, 2018 and December 31, 2017, FHN had $217.6 million and $234.4 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $31.5 million, or 14 percent as of June 30, 2018, and $37.3 million, or 16 percent as of December 31, 2017. Additionally, $60.5 million and $63.2 million of loans held-for-sale as of June 30, 2018 and December 31, 2017, respectively, were classified as TDRs.

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	3	$544	$537	8	$2,048	$1,751
Total commercial (C&I)	3	544	537	8	2,048	1,751
Commercial real estate:
Income CRE	3	201	195	3	201	195
Total commercial real estate	3	201	195	3	201	195
Consumer real estate:
HELOC	34	3,824	3,806	64	6,584	6,539
R/E installment loans	10	772	770	15	1,383	1,382
Total consumer real estate	44	4,596	4,576	79	7,967	7,921
Permanent mortgage	4	434	440	5	709	713
Credit card & other	27	95	94	68	305	291
Total troubled debt restructurings	81	$5,870	$5,842	163	$11,230	$10,871

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	1	$815	$799	2	$842	$836
Total commercial (C&I)	1	815	799	2	842	836
Consumer real estate:
HELOC	27	2,293	2,270	62	4,882	4,743
R/E installment loans	14	799	782	28	1,756	1,684
Total consumer real estate	41	3,092	3,052	90	6,638	6,427
Permanent mortgage	4	699	693	9	2,009	1,996
Credit card & other	23	144	140	29	165	160
Total troubled debt restructurings	69	$4,750	$4,684	130	$9,654	$9,419

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and six months ended June 30, 2018 and 2017, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	1	$258	1	$258
Total commercial (C&I)	1	258	1	258
Consumer real estate:
HELOC	2	95	4	164
R/E installment loans	1	25	1	25
Total consumer real estate	3	120	5	189
Permanent mortgage	1	293	2	405
Credit card & other	12	75	26	156
Total troubled debt restructurings	17	$746	34	$1,008

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	2	$2,228	3	$8,007
Total commercial (C&I)	2	2,228	3	8,007
Consumer real estate:
HELOC	—	—	4	685
Total consumer real estate	—	—	4	685
Permanent mortgage	1	538	1	538
Credit card & other	1	11	3	18
Total troubled debt restructurings	4	$2,777	11	$9,248

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

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of April 1, 2018	$100,238	$29,057	$32,750	$15,435	$9,714	$187,194
Charge-offs	(3,287)	(228)	(1,481)	(300)	(4,712)	(10,008)
Recoveries	1,036	75	5,444	631	1,090	8,276
Provision/(provision credit) for loan losses	(1,153)	4,928	(4,944)	(1,688)	2,857	—
Balance as of June 30, 2018	96,834	33,832	31,769	14,078	8,949	185,462
Balance as of January 1, 2018	$98,211	$28,427	$37,371	$15,565	$9,981	$189,555
Charge-offs	(5,362)	(272)	(3,392)	(460)	(9,005)	(18,491)
Recoveries	2,555	81	9,827	696	2,239	15,398
Provision/(provision credit) for loan losses	1,430	5,596	(12,037)	(1,723)	5,734	(1,000)
Balance as of June 30, 2018	96,834	33,832	31,769	14,078	8,949	185,462
Allowance - individually evaluated for impairment	1,213	—	20,399	10,787	305	32,704
Allowance - collectively evaluated for impairment	93,429	33,744	10,730	3,291	8,557	149,751
Allowance - purchased credit-impaired loans	2,192	88	640	—	87	3,007
Loans, net of unearned as of June 30, 2018:
Individually evaluated for impairment	32,599	2,252	122,335	76,861	604	234,651
Collectively evaluated for impairment	16,349,811	4,106,974	6,063,961	278,055	545,453	27,344,254
Purchased credit-impaired loans	56,335	27,130	36,315	—	3,055	122,835
Total loans, net of unearned income	$16,438,745	$4,136,356	$6,222,611	$354,916	$549,112	$27,701,740
Balance as of April 1, 2017	$93,107	$30,888	$49,680	$15,893	$12,400	$201,968
Charge-offs	(1,865)	(20)	(3,951)	(843)	(3,151)	(9,830)
Recoveries	600	140	5,143	488	748	7,119
Provision/(provision credit) for loan losses	537	(538)	(4,803)	860	1,944	(2,000)
Balance as of June 30, 2017	92,379	30,470	46,069	16,398	11,941	197,257
Balance as of January 1, 2017	$89,398	$33,852	$50,357	$16,289	$12,172	$202,068
Charge-offs	(2,465)	(20)	(7,800)	(1,326)	(6,632)	(18,243)
Recoveries	2,276	361	10,819	1,391	1,585	16,432
Provision/(provision credit) for loan losses	3,170	(3,723)	(7,307)	44	4,816	(3,000)
Balance as of June 30, 2017	92,379	30,470	46,069	16,398	11,941	197,257
Allowance - individually evaluated for impairment	3,641	176	27,149	11,858	161	42,985
Allowance - collectively evaluated for impairment	88,609	30,277	18,536	4,540	11,780	153,742
Allowance - purchased credit-impaired loans	129	17	384	—	—	530
Loans, net of unearned as of June 30, 2017:
Individually evaluated for impairment	38,034	3,024	137,999	85,913	360	265,330
Collectively evaluated for impairment	12,538,913	2,204,947	4,278,063	322,182	353,135	19,697,240
Purchased credit-impaired loans	21,272	4,025	1,397	—	55	26,749
Total loans, net of unearned income	$12,598,219	$2,211,996	$4,417,459	$408,095	$353,550	$19,989,319

Note 6 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles (a)	$157,150	$(18,146)	$139,004	$160,650	$(8,176)	$152,474
Customer relationships	77,865	(53,211)	24,654	77,865	(50,777)	27,088
Other (b)	5,622	(1,325)	4,297	5,622	(795)	4,827
Total	$240,637	$(72,682)	$167,955	$244,137	$(59,748)	$184,389

(a)
2018 decrease in gross carrying amounts associated with the sale of two CBF branches and purchase accounting measurement period adjustments related to the CBF acquisition. See Note 2 - Acquisitions and Divestitures for additional information.

(b)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $6.5 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively and $12.9 million and $3.2 million for six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2018	$12,931
2019	24,834
2020	21,159
2021	19,547
2022	17,412
2023	16,117
Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of June 30, 2018 and December 31, 2017. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2016	$93,367	$98,004	$191,371
Additions (a)	—	44,964	44,964
June 30, 2017	$93,367	$142,968	$236,335

December 31, 2017	$1,243,885	$142,968	$1,386,853
Additions (a)	22,423	—	22,423
June 30, 2018	$1,266,308	$142,968	$1,409,276

(a) 2017 increase associated with the Coastal acquisition, 2018 increase associated with measurement period adjustments for the CBF acquisition.  See Note 2 - Acquisitions and Divestitures for additional information.

Note 7 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
All other income and commissions:
Other service charges	$3,728	$3,109	$8,076	$6,093
ATM and interchange fees	3,413	3,083	6,680	5,861
Dividend income (a)	3,124	—	5,373	—
Mortgage banking	2,431	1,268	4,977	2,529
Letter of credit fees	1,295	1,122	2,544	2,158
Electronic banking fees	1,228	1,306	2,432	2,629
Deferred compensation	991	1,491	1,442	3,318
Insurance commissions	476	592	1,233	1,475
Other	2,748	2,646	9,920	4,945
Total	$19,434	$14,617	$42,677	$29,008
All other expense:
Travel and entertainment	$5,131	$3,162	$8,114	$5,510
Other insurance and taxes	2,752	2,443	5,417	4,833
Supplies	1,987	1,093	3,823	1,956
Employee training and dues	1,849	1,453	3,628	2,996
Non-service components of net periodic pension and post-retirement cost	1,530	851	2,034	1,328
Customer relations	1,358	1,543	2,421	2,879
Tax credit investments	1,079	942	2,216	1,884
Miscellaneous loan costs	1,035	699	2,177	1,321
OREO	810	446	918	650
Litigation and regulatory matters	16	533	2,150	241
Other (b)	33,452	12,051	53,433	20,843
Total	$50,999	$25,216	$86,331	$44,441
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

(b)
Expense increase for the three and six months ended June 30, 2018 largely attributable to acquisition- and integration-related expenses associated with the CBF acquisition. See Note 2 - Acquisitions and Divestitures for additional information.

Note 8 – Components of Other Comprehensive Income/(loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three and six months ended June 30, 2018 and 2017:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2018	$(86,382)	$(16,763)	$(286,940)	$(390,085)
Net unrealized gains/(losses)	(21,094)	(3,457)	—	(24,551)
Amounts reclassified from AOCI	—	463	2,059	2,522
Other comprehensive income/(loss)	(21,094)	(2,994)	2,059	(22,029)
Balance as of June 30, 2018	$(107,476)	$(19,757)	$(284,881)	$(412,114)

Balance as of January 1, 2018	$(26,834)	$(7,764)	$(288,227)	$(322,825)
Adjustment to reflect adoption of ASU 2016-01 and ASU 2017-12	(5)	(206)	—	(211)
Beginning balance, as adjusted	$(26,839)	$(7,970)	$(288,227)	$(323,036)
Net unrealized gains/(losses)	(80,598)	(12,095)	—	(92,693)
Amounts reclassified from AOCI	(39)	308	3,346	3,615
Other comprehensive income/(loss)	(80,637)	(11,787)	3,346	(89,078)
Balance as of June 30, 2018	$(107,476)	$(19,757)	$(284,881)	$(412,114)

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2017	$(18,795)	$(3,179)	$(227,984)	$(249,958)
Net unrealized gains/(losses)	9,188	3,059	—	12,247
Amounts reclassified from AOCI	(250)	(904)	1,403	249
Other comprehensive income/(loss)	8,938	2,155	1,403	12,496
Balance as of June 30, 2017	$(9,857)	$(1,024)	$(226,581)	$(237,462)

Balance as of January 1, 2017	$(17,232)	$(1,265)	$(229,157)	$(247,654)
Net unrealized gains/(losses)	7,652	1,997	—	9,649
Amounts reclassified from AOCI	(277)	(1,756)	2,576	543
Other comprehensive income/(loss)	7,375	241	2,576	10,192
Balance as of June 30, 2017	$(9,857)	$(1,024)	$(226,581)	$(237,462)

Note 8 – Components of Other Comprehensive Income/(loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
Details about AOCI	2018	2017	2018	2017	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$—	$(405)	$(52)	$(449)	Debt securities gains/(losses), net
Tax expense/(benefit)	—	155	13	172	Provision/(benefit) for income taxes
	—	(250)	(39)	(277)
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	615	(1,465)	409	(2,845)	Interest and fees on loans
Tax expense/(benefit)	(152)	561	(101)	1,089	Provision/(benefit) for income taxes
	463	(904)	308	(1,756)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	2,735	2,273	4,444	4,173	All other expense
Tax expense/(benefit)	(676)	(870)	(1,098)	(1,597)	Provision/(benefit) for income taxes
	2,059	1,403	3,346	2,576
Total reclassification from AOCI	$2,522	$249	$3,615	$543

Note 9 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Net income/(loss)	$85,992	$95,204	$180,986	$153,592
Net income attributable to noncontrolling interest	2,852	2,852	5,672	5,672
Net income/(loss) attributable to controlling interest	83,140	92,352	175,314	147,920
Preferred stock dividends	1,550	1,550	3,100	3,100
Net income/(loss) available to common shareholders	$81,590	$90,802	$172,214	$144,820

Weighted average common shares outstanding—basic	325,153	233,482	325,817	233,280
Effect of dilutive securities	3,273	2,781	3,536	2,945
Weighted average common shares outstanding—diluted	328,426	236,263	329,353	236,225

Net income/(loss) per share available to common shareholders	$0.25	$0.39	$0.53	$0.62
Diluted income/(loss) per share available to common shareholders	$0.25	$0.38	$0.52	$0.61
The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in thousands)	2018	2017	2018	2017
Stock options excluded from the calculation of diluted EPS	2,446	2,721	2,428	2,512
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$24.38	$25.24	$24.60	$25.85
Other equity awards excluded from the calculation of diluted EPS	565	482	404	247

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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2018, the aggregate amount of liabilities established for all such loss contingency matters was $41.3 million. These liabilities are separate from those discussed under the heading “Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2018, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $21 million.
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
For most pending indemnity claims involving FH proprietary securitizations FHN is unable to estimate an RPL range due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims. The alleged purchase prices of the certificates subject to pending indemnification claims, excluding the FDIC-New York matter, total $231.2 million.
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
In 2018, FHN received an indemnification notice from JPMorgan Chase & Co. related to other whole loans sold. The notice asserts that FHN-originated loans contributed to claimant’s losses in connection with large settlements that claimant paid to various third parties in connection with mortgage loans securitized by claimant. The notice does not include specific claimed deficiencies for specific loans, but does assert that quantitative analysis of loss allocation has been performed. This matter, currently at an early stage, may result in discussions and possibly settlement without litigation, or may evolve into litigation, among many possible outcomes. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the number of, and the facts underlying, the loan originations which claimant asserts are indemnifiable; the applicability of FHN’s contractual indemnity covenants to those facts and originations; and, in those cases where an indemnity claim may be supported, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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

Table of Headers

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

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

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
Origination Data
From 2005 through 2008, FHN originated and sold $69.5 billion of mortgage loans connected with the Agencies. This includes $57.6 billion of loans sold to GSEs and $11.9 billion of loans guaranteed by Ginnie Mae. Although FHN conducted these businesses before 2005, GSE loans originated in 2005 through 2008 account for a substantial majority of all repurchase requests/make-whole claims received since the 2008 platform sale.
From 2005 through 2007, $26.7 billion of mortgage loans were included in FH proprietary securitizations. The last FH securitization occurred in 2007.

Table of Headers

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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, and certain related exposures and has accrued for losses of $32.9 million and $34.2 million as of June 30, 2018 and December 31, 2017, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
Other FHN Mortgage Exposures
At June 30, 2018, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing, and no such claims had been made. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

FHN is defending, directly or as indemnitor, certain pending lawsuits brought by purchasers of certificates in FH proprietary securitizations or their assignees. FHN believes a new lawsuit based on federal securities claims that offering disclosures were deficient cannot be brought at this time due to the running of applicable limitation periods, but other investor claims, based on other legal theories, might still be possible. Due to sales of MSR from 2008 to 2014, FHN has limited visibility into current loan information such as principal payoffs, refinance activity, delinquency trends, and loan modification activity.
Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically, the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; and (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees. At June 30, 2018, FHN’s repurchase and foreclosure liability considered certain known exposures from other whole loans sold.
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
Conversion of these shares into Class A shares of Visa is prohibited until the final resolution of the covered litigation. In conjunction with the prior sales of Visa Class B shares in December 2010 and September 2011, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio is adjusted when Visa deposits funds into the escrow account to cover certain litigation. As of June 30, 2018 and December 31, 2017, the derivative liabilities were $9.4 million and $5.6 million, respectively.
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
FHN holds approximately 1.0 million Visa Class B shares. FHN’s Visa shares are not considered to have a readily determinable fair value ("RDFV") and are currently included in the Consolidated Condensed Statements of Condition at their historical cost of $0 under the accounting election available to equity investments that lack an RDFV. The conversion ratio is 163 percent reflecting a Visa stock split in March 2015, and the contingent liability is $.8 million. Future funding of the escrow would dilute this conversion ratio by an amount that is not determinable at present. Assuming conversion into Class A shares at the current conversion ratio, FHN’s Visa holdings would have had a value of approximately $226 million, based on the closing price on June 30, 2018. Recognition of market value in the future with that conversion ratio is dependent upon the final resolution of the remainder of Visa’s Covered Litigation matters without further reduction of the conversion ratio.
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

Table of Headers

Note 10 – Contingencies and Other Disclosures (Continued)

under these agreements depends upon the occurrence of future events; therefore, it is not possible to estimate a maximum potential amount of payouts that could be required by such agreements.

Note 11 – Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made an insignificant contribution to the qualified pension plan in the second quarter of 2018. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan for the remainder of 2018.
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
The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$10	$10	$34	$27
Interest cost	6,987	7,380	327	325
Expected return on plan assets	(8,226)	(8,890)	(269)	(237)
Amortization of unrecognized:
Prior service cost/(credit)	—	13	—	24
Actuarial (gain)/loss	2,956	2,380	(91)	(143)
Net periodic benefit cost/(credit)	$1,727	$893	$1	$(4)

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$20	$19	$67	$54
Interest cost	13,973	14,759	654	651
Expected return on plan assets	(16,451)	(17,781)	(538)	(474)
Amortization of unrecognized:
Prior service cost/(credit)	—	26	—	48
Actuarial (gain)/loss	5,912	4,760	(182)	(285)
Net periodic benefit cost/(credit)	$3,454	$1,783	$1	$(6)

Note 12 – Business Segment Information
FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in Tennessee, North Carolina, South Carolina, Florida and other selected markets. Regional banking also provides investments, wealth management, financial planning, trust services and asset management, mortgage banking, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, and acquisition- and integration-related costs. The non-strategic segment consists of run-off consumer lending activities, legacy (pre-2009) mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.
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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Consolidated
Net interest income	$310,932	$200,701	$612,105	$390,409
Provision/(provision credit) for loan losses	—	(2,000)	(1,000)	(3,000)
Noninterest income	127,525	127,673	263,542	244,612
Noninterest expense	332,768	217,917	646,033	440,122
Income/(loss) before income taxes	105,689	112,457	230,614	197,899
Provision/(benefit) for income taxes	19,697	17,253	49,628	44,307
Net income/(loss)	$85,992	$95,204	$180,986	$153,592
Average assets	$40,173,712	$28,876,350	$40,261,729	$28,841,422

Note 12 – Business Segment Information (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Regional Banking
Net interest income	$308,870	$201,658	$607,569	$394,740
Provision/(provision credit) for loan losses	6,139	260	11,451	3,358
Noninterest income	78,568	64,740	157,421	123,718
Noninterest expense	212,445	152,637	417,646	300,687
Income/(loss) before income taxes	168,854	113,501	335,893	214,413
Provision/(benefit) for income taxes	39,634	41,015	78,996	77,491
Net income/(loss)	$129,220	$72,486	$256,897	$136,922
Average assets	$28,746,968	$18,432,141	$28,611,686	$18,195,201
Fixed Income
Net interest income	$9,174	$4,985	$17,637	$6,141
Noninterest income	38,363	55,207	83,968	106,030
Noninterest expense	48,300	54,022	98,844	102,729
Income/(loss) before income taxes	(763)	6,170	2,761	9,442
Provision/(benefit) for income taxes	(414)	1,941	328	2,959
Net income/(loss)	$(349)	$4,229	$2,433	$6,483
Average assets	$3,251,876	$2,696,144	$3,365,912	$2,288,083
Corporate
Net interest income/(expense)	$(14,002)	$(14,637)	$(27,192)	$(28,408)
Noninterest income	8,848	6,219	18,327	11,695
Noninterest expense	66,020	24,566	117,136	41,440
Income/(loss) before income taxes	(71,174)	(32,984)	(126,001)	(58,153)
Provision/(benefit) for income taxes	(21,691)	(35,574)	(34,135)	(48,503)
Net income/(loss)	$(49,483)	$2,590	$(91,866)	$(9,650)
Average assets	$6,956,898	$6,226,499	$7,033,090	$6,789,515
Non-Strategic
Net interest income	$6,890	$8,695	$14,091	$17,936
Provision/(provision credit) for loan losses	(6,139)	(2,260)	(12,451)	(6,358)
Noninterest income	1,746	1,507	3,826	3,169
Noninterest expense	6,003	(13,308)	12,407	(4,734)
Income/(loss) before income taxes	8,772	25,770	17,961	32,197
Provision/(benefit) for income taxes	2,168	9,871	4,439	12,360
Net income/(loss)	$6,604	$15,899	$13,522	$19,837
Average assets	$1,217,970	$1,521,566	$1,251,041	$1,568,623
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 12 – Business Segment Information (Continued)

The following table reflects a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$130	$37,567	$—	$—	$37,697
Deposit transactions and cash management	34,522	3	1,497	61	36,083
Brokerage, management fees and commissions	13,740	—	—	—	13,740
Trust services and investment management	8,146	—	(14)	—	8,132
Bankcard income	6,658	—	55	(78)	6,635
Bank-owned life insurance (b)	—	—	5,773	—	5,773
Debt securities gains/(losses), net (b)	—	—	—	—	—
Equity securities gains/(losses), net (b)	—	—	31	—	31
All other income and commissions (c)	15,372	793	1,506	1,763	19,434
Total noninterest income	$78,568	$38,363	$8,848	$1,746	$127,525

	Three Months Ended June 30, 2017
	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income	$139	$54,971	$—	$—	$55,110
Deposit transactions and cash management	26,433	—	1,376	49	27,858
Brokerage, management fees and commissions	12,029	—	—	—	12,029
Trust services and investment management	7,712	—	(14)	—	7,698
Bankcard income	5,495	—	57	53	5,605
Bank-owned life insurance	—	—	4,351	—	4,351
Debt securities gains/(losses), net	386	—	19	—	405
Equity securities gains/(losses), net	—	—	—	—	—
All other income and commissions	12,546	236	430	1,405	14,617
Total noninterest income	$64,740	$55,207	$6,219	$1,507	$127,673

(a)	Includes $7.3 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

Note 12 – Business Segment Information (Continued)

	Six Months Ended June 30, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$211	$82,992	$—	$—	$83,203
Deposit transactions and cash management	69,262	6	2,691	108	72,067
Brokerage, management fees and commissions	27,223	—	—	—	27,223
Trust services and investment management	15,438	—	(29)	—	15,409
Bankcard income	12,951	—	112	17	13,080
Bank-owned life insurance (b)	—	—	9,766	—	9,766
Debt securities gains/(losses), net (b)	—	—	52	—	52
Equity securities gains/(losses), net (b)	—	—	65	—	65
All other income and commissions (c) (d)	32,336	970	5,670	3,701	42,677
Total noninterest income	$157,421	$83,968	$18,327	$3,826	$263,542

	Six Months Ended June 30, 2017
	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income	$213	$105,575	$—	$—	$105,788
Deposit transactions and cash management	49,667	—	2,665	91	52,423
Brokerage, management fees and commissions	23,935	—	—	—	23,935
Trust services and investment management	14,392	—	(41)	—	14,351
Bankcard income	10,837	—	113	110	11,060
Bank-owned life insurance	—	—	7,598	—	7,598
Debt securities gains/(losses), net	386	—	63	—	449
Equity securities gains/(losses), net	—	—	—	—	—
All other income and commissions	24,288	455	1,297	2,968	29,008
Total noninterest income	$123,718	$106,030	$11,695	$3,169	$244,612

(a)	Includes $15.6 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

(d)	Corporate includes a $3.3 million gain on the sale of a building.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	18,921	N/A	24,175	N/A
Less: Allowance for loan losses	—	N/A	—	N/A
Total net loans	18,921	N/A	24,175	N/A
Other assets	38	$82,802	47	$80,479
Total assets	$18,959	$82,802	$24,222	$80,479
Liabilities:
Term borrowings	$6,004	N/A	$11,226	N/A
Other liabilities	1	$61,925	2	$61,733
Total liabilities	$6,005	$61,925	$11,228	$61,733
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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were $.9 million and $.5 million for three months ended June 30, 2018 and 2017, respectively and $1.9 million and $1.1 million for six months ended June 30, 2018 and 2017, respectively. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2018, and 2017 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$2,191	$2,362	$4,547	$4,640
Low income housing tax credits	(2,560)	(2,598)	(5,097)	(4,998)
Other tax benefits related to qualifying LIHTC investments	(894)	(910)	(1,584)	(1,829)

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2018:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$96,289	$36,968	(a)
Other tax credit investments (b) (c)	19,023	—	Other assets
Small issuer trust preferred holdings (d)	332,370	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	48,479	65,695	(e)
Proprietary residential mortgage securitizations	1,724	—	Trading securities
Holdings of agency mortgage-backed securities (d)	5,092,123	—	(f)
Commercial loan troubled debt restructurings (g)	18,612	—	Loans, net of unearned income
Sale-leaseback transaction	14,827	—	(h)
Proprietary trust preferred issuances (i)	—	212,378	Term borrowings

(a)
Maximum loss exposure represents $59.3 million of current investments and $37.0 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2020.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $65.7 million classified as Term borrowings.

(f)	Includes $.5 billion classified as Trading securities and $4.6 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $17.8 million of current receivables and $.8 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. One central clearinghouse considers daily margin posted or received as legal settlements of the related derivative contracts. This results in these amounts being now presented net by contract in the Consolidated Condensed Statements of Condition. This change has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2018 and December 31, 2017, respectively, FHN had $80.5 million and $60.3 million of cash receivables and $98.8 million and $49.7 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $29.9 million and

Note 14 – Derivatives (Continued)

$45.6 million for the three months ended June 30, 2018 and 2017, and $68.0 million and $88.3 million for the six months ended June 30, 2018 and 2017, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,204,706	$9,837	$48,272
Offsetting upstream interest rate contracts	2,204,706	46,619	9,676
Option contracts purchased	70,000	58	—
Forwards and futures purchased	5,466,761	16,942	1,902
Forwards and futures sold	5,556,237	2,185	16,836

	December 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,026,753	$22,097	$18,323
Offsetting upstream interest rate contracts	2,026,753	17,931	20,720
Option contracts purchased	20,000	15	—
Forwards and futures purchased	6,257,140	4,354	5,526
Forwards and futures sold	6,292,012	5,806	4,010
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
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was not significant as of June 30, 2018 and was $.1 million in Derivative assets as of December 31, 2017.
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was not significant as of June 30, 2018 and was $.2 million in Derivative assets as of December 31, 2017.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$1,843,573	$6,180	$42,760
Offsetting upstream interest rate contracts	1,843,573	40,026	6,383
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$22	$4
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(21,542)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(3,103)
Total carrying value	N/A	N/A	875,355

	December 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$1,608,912	$11,644	$19,780
Offsetting upstream interest rate contracts	1,608,912	18,473	11,019
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$371	N/A
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(13,472)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(3,910)
Total carrying value	N/A	N/A	$882,618

Note 14 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(4,459)	$4,099	$(29,183)	$823
Offsetting upstream interest rate contracts (a)	4,459	(4,099)	29,183	(823)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$(1,545)	$1,808	$(8,140)	$(992)
Hedged Items:
Term borrowings (b) (c)	1,520	(1,804)	8,070	929

(a)	Gains/losses included in All other expense within the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the Interest expense for 2018 and All other expense for 2017 within the Consolidated Condensed Statements of Income.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$24	$85
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

Note 14 – Derivatives (Continued)

	December 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$942	N/A
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A
The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps (a)	$(3,914)	$3,491	$(15,531)	$390
Gain/(loss) recognized in Other comprehensive income/(loss)	(3,457)	3,059	(12,095)	1,997
Gain/(loss) reclassified from AOCI into Interest income	463	(904)	308	(1,756)

(a)	Approximately $9.0 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.
Other Derivatives
In conjunction with the sales of a portion of its Visa Class B shares, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2018 and December 31, 2017, the derivative liabilities associated with the sales of Visa Class B shares were $9.4 million and $5.6 million, respectively. See the Visa Matters section of Note 10 – Contingencies and Other Disclosures for more information regarding FHN’s Visa shares.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2018 and December 31, 2017, these loans were valued at $6.4 million and $1.5 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $21.7 million of assets and $52.4 million of liabilities on June 30, 2018, and $23.3 million of assets and $34.5 million of liabilities on December 31, 2017. As of June 30, 2018 and December 31, 2017, FHN had received collateral of $108.7 million and $119.3 million and posted collateral of $16.5 million and $18.9 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $18.5 million of assets and $47.0 million of liabilities on June 30, 2018, and $22.8 million of assets and $19.4 million of liabilities on December 31, 2017. As of June 30, 2018 and December 31, 2017, FHN had received collateral of $105.5 million and $118.6 million and posted collateral of $15.0 million and $6.7 million, respectively, in the normal course of business related to these contracts.
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

Note 14 – Derivatives (Continued)

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of June 30, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
June 30, 2018 (b)	$102,852	$—	$102,852	$(13,490)	$(89,317)	$45
December 31, 2017 (b)	71,458	—	71,458	(17,278)	(51,271)	2,909

(a)
Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of June 30, 2018 and December 31, 2017, $19.2 million and $10.2 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of June 30, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2018 (b)	$107,178	$—	$107,178	$(13,490)	$(65,689)	$27,999
December 31, 2017 (b)	69,842	—	69,842	(17,278)	(51,801)	763

(a)
Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of June 30, 2018 and December 31, 2017, $28.2 million and $15.2 million, respectively, of derivative liabilities (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of June 30, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
June 30, 2018	$782,765	$—	$782,765	$(2,090)	$(772,347)	$8,328
December 31, 2017	725,609	—	725,609	(259)	(720,036)	5,314
The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of June 30, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2018	$713,152	$—	$713,152	$(2,090)	$(710,862)	$200
December 31, 2017	656,602	—	656,602	(259)	(656,216)	127

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$24,153	$—	$24,153
Government agency issued MBS	383,835	6,929	390,764
Government agency issued CMO	54,530	3,023	57,553
Government guaranteed loans (SBA and USDA)	240,682	—	240,682
Total Securities sold under agreements to repurchase	$703,200	$9,952	$713,152

	December 31, 2017
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$13,830	$—	$13,830
Government agency issued MBS	424,821	5,365	430,186
Government agency issued CMO	54,037	3,666	57,703
Government guaranteed loans (SBA and USDA)	154,883	—	154,883
Total Securities sold under agreements to repurchase	$647,571	$9,031	$656,602

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$53,315	$—	$53,315
Government agency issued MBS	—	185,118	—	185,118
Government agency issued CMO	—	305,125	—	305,125
Other U.S. government agencies	—	111,516	—	111,516
States and municipalities	—	89,629	—	89,629
Corporates and other debt	—	902,580	—	902,580
Equity, mutual funds, and other	—	463	—	463
Total trading securities—fixed income	—	1,647,746	—	1,647,746
Trading securities—mortgage banking	—	—	1,724	1,724
Loans held-for-sale (elected fair value)	—	2,222	16,718	18,940
Securities available-for-sale:
U.S. treasuries	—	98	—	98
Government agency issued MBS	—	2,494,300	—	2,494,300
Government agency issued CMO	—	2,107,580	—	2,107,580
Other U.S. government agencies	—	54,402	—	54,402
States and municipalities	—	6,406	—	6,406
Corporates and other debt	—	55,838	—	55,838
Interest-only strips (elected fair value)	—	—	5,787	5,787
Total securities available-for-sale	—	4,718,624	5,787	4,724,411
Other assets:
Deferred compensation mutual funds	40,068	—	—	40,068
Equity, mutual funds, and other	27,135	—	—	27,135
Derivatives, forwards and futures	19,127	—	—	19,127
Derivatives, interest rate contracts	—	102,766	—	102,766
Derivatives, other	—	163	—	163
Total other assets	86,330	102,929	—	189,259
Total assets	$86,330	$6,471,521	$24,229	$6,582,080
Trading liabilities—fixed income:
U.S. treasuries	$—	$520,463	$—	$520,463
Other U.S. government agencies	—	329	—	329
States and municipalities	—	2,572	—	2,572
Corporates and other debt	—	220,357	—	220,357
Total trading liabilities—fixed income	—	743,721	—	743,721
Other liabilities:
Derivatives, forwards and futures	18,738	—	—	18,738
Derivatives, interest rate contracts	—	107,179	—	107,179
Derivatives, other	—	7	9,425	9,432
Total other liabilities	18,738	107,186	9,425	135,349
Total liabilities	$18,738	$850,907	$9,425	$879,070

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$128,995	$—	$128,995
Government agency issued MBS	—	227,038	—	227,038
Government agency issued CMO	—	275,014	—	275,014
Other U.S. government agencies	—	54,699	—	54,699
States and municipalities	—	34,573	—	34,573
Corporates and other debt	—	693,877	—	693,877
Equity, mutual funds, and other	—	(2)	—	(2)
Total trading securities—fixed income	—	1,414,194	—	1,414,194
Trading securities—mortgage banking	—	—	2,151	2,151
Loans held-for-sale	—	1,955	18,926	20,881
Securities available-for-sale:
U.S. treasuries	—	99	—	99
Government agency issued MBS	—	2,577,376	—	2,577,376
Government agency issued CMO	—	2,269,858	—	2,269,858
Corporates and other debt	—	55,782	—	55,782
Interest-only strips	—	—	1,270	1,270
Equity, mutual funds, and other	27,017	—	—	27,017
Total securities available-for-sale	27,017	4,903,115	1,270	4,931,402
Other assets:
Deferred compensation assets	39,822	—	—	39,822
Derivatives, forwards and futures	10,161	—	—	10,161
Derivatives, interest rate contracts	—	71,473	—	71,473
Total other assets	49,983	71,473	—	121,456
Total assets	$77,000	$6,390,737	$22,347	$6,490,084
Trading liabilities—fixed income:
U.S. treasuries	$—	$506,679	$—	$506,679
Corporates and other debt	—	131,836	—	131,836
Total trading liabilities—fixed income	—	638,515	—	638,515
Other liabilities:
Derivatives, forwards and futures	9,535	—	—	9,535
Derivatives, interest rate contracts	—	69,842	—	69,842
Derivatives, other	—	39	5,645	5,684
Total other liabilities	9,535	69,881	5,645	85,061
Total liabilities	$9,535	$708,396	$5,645	$723,576

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2018 and 2017, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on April 1, 2018	$1,926		$2,733		$18,334		$(5,645)
Total net gains/(losses) included in:
Net income	124		(296)		540		(4,079)
Purchases	—		—		34		—
Sales	—		—		—		—
Settlements	(326)		—		(2,134)		299
Net transfers into/(out of) Level 3	—		3,350	(b)	(56)	(d)	—
Balance on June 30, 2018	$1,724		$5,787		$16,718		$(9,425)
Net unrealized gains/(losses) included in net income	$87	(a)	$(128)	(c)	$542	(a)	$(4,079)	(e)

	Three Months Ended June 30, 2017
(Dollars in thousands)	Trading securities		Interest-only strips-AFS		Loans held-for-sale		Net derivative liabilities
Balance on April 1, 2017	$2,335		$—		$21,221		$(5,950)
Total net gains/(losses) included in:
Net income	271		267		410		(49)
Purchases	—		1,413		43		—
Settlements	(142)		(3,291)		(827)		299
Net transfers into/(out of) Level 3	—		2,774	(b)	(260)	(d)	—
Balance on June 30, 2017	$2,464		$1,163		$20,587		$(5,700)
Net unrealized gains/(losses) included in net income	$229	(a)	$(53)	(c)	$410	(a)	$(49)	(e)
 Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2018 and 2017, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2018
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2018	$2,151		$1,270		$18,926		$(5,645)
Total net gains/(losses) included in:
Net income	140		1,296		709		(4,375)
Purchases	—		—		62		—
Sales	—		—		—		—
Settlements	(567)		(9,193)		(2,923)		595
Net transfers into/(out of) Level 3	—		12,414	(b)	(56)	(d)	—
Balance on June 30, 2018	$1,724		$5,787		$16,718		$(9,425)
Net unrealized gains/(losses) included in net income	$63	(a)	$(109)	(c)	$709	(a)	$(4,375)	(e)

	Six Months Ended June 30, 2017
(Dollars in thousands)	Trading securities		Interest-only-strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2017	$2,573		$—		$21,924		$(6,245)
Total net gains/(losses) included in:
Net income	288		267		1,332		(50)
Purchases	—		1,413		75		—
Settlements	(397)		(3,291)		(2,401)		595
Net transfers into/(out of) Level 3	—		2,774	(b)	(343)	(d)	—
Balance on June 30, 2017	$2,464		$1,163		$20,587		$(5,700)
Net unrealized gains/(losses) included in net income	$202	(a)	$(53)	(c)	$1,332	(a)	$(50)	(e)
 Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Included in Other expense.
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at June 30, 2018, and December 31, 2017, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Carrying value at June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$578,498	$1,025	$579,523
Loans held-for-sale—first mortgages	—	—	607	607
Loans, net of unearned income (a)	—	—	29,061	29,061
OREO (b)	—	—	26,457	26,457
Other assets (c)	—	—	24,699	24,699

	Carrying value at December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$465,504	$1,473	$466,977
Loans held-for-sale—first mortgages	—	—	618	618
Loans, net of unearned income (a)	—	—	26,666	26,666
OREO (b)	—	—	39,566	39,566
Other assets (c)	—	—	26,521	26,521

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.
For assets measured on a nonrecurring basis which were still held on the consolidated balance sheet at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2018 and 2017:

	Net gains/(losses) Three Months Ended June 30		Net gains/(losses) Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Loans held-for-sale—SBAs and USDA	$(1,425)	$(1,140)	$(1,987)	$(1,173)
Loans held-for-sale—first mortgages	(1)	13	4	16
Loans, net of unearned income (a)	665	(452)	1,167	32
OREO (b)	(262)	(176)	(1,422)	(621)
Other assets (c)	(1,079)	(942)	(2,216)	(1,884)
	$(2,102)	$(2,697)	$(4,454)	$(3,630)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

In second quarter 2018, FHN recognized $1.3 million of impairments of long-lived assets in its corporate segment related to optimization efforts for its facilities. In fourth quarter 2017, FHN recognized $3.0 million and $.8 million of impairments on long-lived assets in its Corporate and Regional Banking segments, respectively, associated with efforts to more efficiently utilize its branch locations, including integration with branches acquired from CBF. The affected branch locations represented a mixture of owned and leased sites. The fair values of owned sites were determined using estimated sales prices from sales contract or appraisals less estimated costs to sell. The fair values of leased sites were determined using a discounted cash flow approach, based on the revised estimated useful lives of the related assets. Both measurement methodologies are considered Level 3 valuations.
In third quarter 2017, FHN’s Corporate segment recognized $2.0 million of impairments on long-lived technology assets associated with the transition to expanded processing capacity that will be required upon completion of the merger with CBF.

Note 16 – Fair Value of Assets & Liabilities (Continued)

The fair values of the assets impaired were determined using a discounted cash flow approach which reflected short estimated remaining lives and considered estimated salvage values. The measurement methodologies are considered Level 3 valuations.
Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)
Level 3 Class	Fair Value at June 30, 2018	Valuation Techniques	Unobservable Input	Values Utilized
Available-for-sale- securities SBA-interest only strips	$5,787	Discounted cash flow	Constant prepayment rate	11%
			Bond equivalent yield	12%- 14%
Loans held-for-sale - residential real estate	17,325	Discounted cash flow	Prepayment speeds - First mortgage	2% - 11%
			Prepayment speeds - HELOC	5% - 12%
			Foreclosure losses	50% - 70%
			Loss severity trends - First mortgage	5% - 25% of UPB
			Loss severity trends - HELOC	50% - 100% of UPB
Loans held-for-sale- unguaranteed interest in SBA loans	1,025	Discounted cash flow	Constant prepayment rate	8% - 12%
			Bond equivalent yield	13% - 14%
Derivative liabilities, other	9,425	Discounted cash flow	Visa covered litigation resolution amount	$5.0 billion - $5.6 billion
			Probability of resolution scenarios	20% - 30%
			Time until resolution	24- 48 months
Loans, net of unearned income (a)	29,061	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
OREO (b)	26,457	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	24,699	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

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

	June 30, 2018
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$18,940	$26,644	$(7,704)
Nonaccrual loans	4,674	8,830	(4,156)
Loans 90 days or more past due and still accruing	34	51	(17)
	December 31, 2017
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$20,881	$29,755	$(8,874)
Nonaccrual loans	5,783	10,881	(5,098)
Loans 90 days or more past due and still accruing	—	—	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$540	$410	$709	$1,332
For the three months ended June 30, 2018, residential real estate loans held-for-sale included an insignificant amount of gains in pretax earnings that are attributable to change in instruments-specific credit risk. For the three months ended June 30, 2017, the amount for residential real estate loans held-for-sale included gains of $.2 million, in pretax earnings that are attributable to changes in instruments-specific credit risk. For the six months ended June 30, 2018, and 2017, the amounts for the real estate loans held-for-sale included gains of $.3 million in pretax earnings that are attributable to changes in instruments-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.
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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of June 30, 2018 and December 31, 2017, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the non-strategic segment and TRUP loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of June 30, 2018:

	June 30, 2018
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$16,341,911	$—	$—	$16,289,383	$16,289,383
Commercial real estate	4,102,524	—	—	4,106,951	4,106,951
Consumer:
Consumer real estate	6,190,842	—	—	6,139,842	6,139,842
Permanent mortgage	340,838	—	—	347,349	347,349
Credit card & other	540,163	—	—	539,609	539,609
Total loans, net of unearned income and allowance for loan losses	27,516,278	—	—	27,423,134	27,423,134
Short-term financial assets:
Interest-bearing cash	750,634	750,634	—	—	750,634
Federal funds sold	91,303	—	91,303	—	91,303
Securities purchased under agreements to resell	782,765	—	782,765	—	782,765
Total short-term financial assets	1,624,702	750,634	874,068	—	1,624,702
Trading securities (a)	1,649,470	—	1,647,746	1,724	1,649,470
Loans held-for-sale
Mortgage loans (elected fair value) (a)	18,940	—	2,222	16,718	18,940
USDA & SBA loans- LOCOM	579,523	—	581,051	1,038	582,089
Other consumer loans- LOCOM	30,175	—	6,959	23,216	30,175
Mortgage loans- LOCOM	64,021	—	—	64,021	64,021
Total loans held-for-sale	692,659	—	590,232	104,993	695,225
Securities available-for-sale (a)	4,724,411	—	4,718,624	5,787	4,724,411
Securities held-to-maturity	10,000	—	—	9,786	9,786
Derivative assets (a)	122,056	19,127	102,929	—	122,056
Other assets:
Tax credit investments	119,186	—	—	114,392	114,392
Deferred compensation mutual funds	40,068	40,068	—	—	40,068
Equity, mutual funds, and other (b)	245,617	27,135	—	218,482	245,617
Total other assets	404,871	67,203	—	332,874	400,077
Total assets	$36,744,447	$836,964	$7,933,599	$27,878,298	$36,648,861
Liabilities:
Defined maturity deposits	$3,543,987	$—	$3,518,069	$—	$3,518,069
Trading liabilities (a)	743,721	—	743,721	—	743,721
Short-term financial liabilities:
Federal funds purchased	351,655	—	351,655	—	351,655
Securities sold under agreements to repurchase	713,152	—	713,152	—	713,152
Other short-term borrowings	1,836,852	—	1,836,852	—	1,836,852
Total short-term financial liabilities	2,901,659	—	2,901,659	—	2,901,659
Term borrowings:
Real estate investment trust-preferred	46,134	—	—	47,940	47,940
Term borrowings—new market tax credit investment	18,000	—	—	17,898	17,898
Secured borrowings	34,046	—	—	33,866	33,866
Junior subordinated debentures	187,950	—	—	187,950	187,950
Other long term borrowings	941,151	—	953,035	—	953,035
Total term borrowings	1,227,281	—	953,035	287,654	1,240,689
Derivative liabilities (a)	135,349	18,738	107,186	9,425	135,349
Total liabilities	$8,551,997	$18,738	$8,223,670	$297,079	$8,539,487

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $130.6 million.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2018 and December 31, 2017:

	Contractual Amount		Fair Value
(Dollars in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Unfunded Commitments:
Loan commitments	$10,228,615	$10,678,485	$2,186	$2,617
Standby and other commitments	464,600	420,728	5,028	5,274

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of June 30, 2018, was one of the 30 largest publicly traded banking organizations in the United States in terms of asset size.
FHN is the parent company of First Tennessee Bank National Association ("FTBNA"). FTBNA's principal divisions and subsidiaries operate under the brands of First Tennessee Bank, Capital Bank, FTB Advisors, and FTN Financial. FHN offers regional banking, wealth management and capital market services through the First Horizon family of companies. First Tennessee Bank, Capital Bank, and FTB Advisors provide consumer and commercial banking and wealth management services. FTN Financial ("FTNF"), which operates partly through a division of FTBNA and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. FTBNA has approximately 300 banking offices in eight southeastern U.S. states, and FTNF has 28 offices in 18 states across the U.S.
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

•
Fixed income segment consists of fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.

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

•
Non-strategic segment consists of run-off consumer lending activities, legacy (pre-2009) mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

On November 30, 2017, FHN completed its merger with Capital Bank Financial Corporation ("CBF") for an aggregate of 92,042,232 shares of FHN common stock and $423.6 million in cash in a transaction valued at $2.2 billion. In second quarter 2018, FHN canceled 2,373,220 FHN common shares which had been issued but set aside for certain CBF shareholders who have commenced a dissenter appraisal process. That process is discussed more fully in this MD&A at "Capital--Cancellation of Dissenters' Shares."
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

In second quarter 2018, FHN sold approximately $120 million UPB of its subprime auto loans. These loans, originally acquired as part of the CBF acquisition, did not fit within FHN's risk profile.
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
ADOPTION OF ACCOUNTING UPDATES
Effective January 1, 2018, FHN retroactively adopted the provisions of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which resulted in the reclassification of $.8 million and $1.3 million of non-service components of net periodic pension and post-retirement costs from Employee compensation, incentives, and benefits to Other expense for the three and six months ended June 30, 2017. All prior periods and associated narrative have been revised to reflect this change. See Note 1 – Financial Information for additional information.
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
FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended June 30, 2018, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY
In second quarter 2018, FHN reported net income available to common shareholders of $81.6 million, or $.25 per diluted share, compared to net income available to common of $90.8 million, or $.38 per diluted share in second quarter 2017. The decline in results in second quarter 2018 was driven by an increase in expenses which outpaced an increase in net interest income ("NII"). For the six months ended June 30, 2018, FHN reported net income available to common shareholders of $172.2 million, or $.52 per diluted share, compared to net income available to common of $144.8 million, or $.61 per diluted share, for the six months ended June 30, 2017. The increase in net income available to common shareholders for the year-to-date period was primarily due to an increase in revenue which more than offset higher expenses. The decrease in earnings per diluted share was the result of additional shares added through the CBF acquisition. Operating results for the three and six months ended June 30, 2018 include activity associated with the CBF acquisition which closed late in fourth quarter 2017 and significantly impacted FHN's operating results and balance sheet trends for both the three and six month periods ending June 30, 2018.
Total revenue increased $110.1 million and $240.6 million, respectively, for the three and six months ended June 30, 2018 to $438.5 million and $875.6 million, primarily driven by an increase in NII. NII increased 55 percent and 57 percent, respectively from $200.7 million and $390.4 million for the three and six months ended June 30, 2017 to $310.9 million and $612.1 million for the three and six months ended June 30, 2018. This increase was largely driven by loans and deposits added through the CBF acquisition, as well as the positive impact of higher short-term interest rates and organic loan growth within the regional banking commercial loan portfolios. Noninterest income was relatively flat in second quarter 2018 compared to the prior year. For the six months ended June 30, 2018 noninterest income increased due in large part to additional fee income as a result of the inclusion of Capital Bank, increases in fees generated from FTB's wealth management group, an increase in BOLI policy gains and an increase in bankcard income. The adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" on January 1, 2018 which resulted in $5.4 million of dividend income recognized in noninterest income in the first half of 2018, and a $3.3 million gain on the sale of a building recognized in first quarter 2018, both favorably impacted noninterest income for the six months ended June 30, 2018. These increases were somewhat offset by lower fixed income revenue relative to the six months ended June 30, 2017.
Noninterest expense increased 53 percent and 47 percent, respectively, to $332.8 million and $646.0 million for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Expenses increased for both periods of 2018 largely driven by higher acquisition- and integration-related expenses primarily associated with the CBF acquisition, higher personnel-related expenses, and increases in several other expense categories due to the inclusion of Capital Bank in the quarter and year-to-date periods of 2018.
On a consolidated basis, credit quality remained strong in the first half of 2018, with non-performing loans and the allowance for loan losses decreasing relative to the comparative periods of the prior year. The provision for loan losses was $0 in second quarter 2018 compared to a provision credit of $2.0 million in second quarter 2017. For the six months ended June 30, 2018 and 2017, FHN recognized a $1.0 million credit and a $3.0 million credit, respectively, to the provision for loan losses.
Return on average common equity (“ROE”) and ROTCE were 7.86 percent and 12.63 percent, respectively, in second quarter 2018 compared to 15.26 percent and 17.30 percent, respectively in second quarter 2017. For the six months ended June 30, 2018, ROE and ROTCE were 8.32 percent and 13.34 percent, respectively, compared to 12.38 percent and 13.82 percent, respectively, for the six months ended June 30, 2017. The decline in these performance measures relative to the prior year was primarily the result of higher acquisition- and integration-related expenses associated with the CBF acquisition which negatively impacted net income available to common for the three and six months ended June 30, 2018. Return on average assets (“ROA”) also declined in 2018 relative to the prior year and was .86 percent and .91 percent for the three and six months ended June 30, 2018 compared to 1.32 percent and 1.07 percent for the three and six months ended June 30, 2017. Common equity tier 1, Tier 1, Total capital, and Leverage ratios were 8.98 percent, 9.98 percent, 11.25 percent, and 8.56 percent, respectively, in second quarter 2018 compared to 9.85 percent, 10.99 percent, 11.98 percent and 9.38 percent, respectively, in second quarter 2017. Average assets increased 39 percent and 40 percent for the three and six months ended June 30, 2018 to $40.2 billion and $40.3 billion from $28.9 billion and $28.8 billion, respectively, for the three and six months ended June 30, 2017 primarily due to the CBF acquisition. Average loans and average deposits increased 42 percent and 36 percent, respectively to $27.3 billion and $30.7 billion in second quarter 2018 from second quarter 2017. For the six months ended June 30, 2018 average loans and average deposits increased 43 percent and 34 percent, respectively, to $27.2 billion and $30.5 billion. Average shareholder's equity increased to $4.6 billion from $2.8 billion for both the three and six months ended June 30, 2018 compared to the same periods of 2017. Period-end shareholders’ equity increased to $4.5 billion on June 30, 2018 from $2.8 billion on June 30, 2017.
BUSINESS LINE REVIEW
Regional Banking
Pre-tax income within the regional banking segment increased 49 percent, or $55.4 million to $168.9 million in second quarter 2018 from $113.5 million in second quarter 2017. For the six months ended June 30, 2018, the regional banking pre-tax income increased 57 percent, or $121.5 million to $335.9 million from $214.4 million for the six months ended June 30, 2017. The increase in pre-tax income for both the quarter and year-to-date periods was driven by an increase in revenue somewhat offset by higher expenses.
Total revenue increased $121.0 million, or 45 percent, to $387.4 million in second quarter 2018, from $266.4 million in second quarter 2017, largely driven by a $107.2 million increase in NII. The increase in NII was largely due to loans and deposits added through the CBF acquisition, the favorable impact of higher short-term interest rates on loans, and organic loan growth within the commercial loan portfolios. Noninterest income also increased for the three months ended June 30, 2018 relative to the prior year, favorably impacting second quarter 2018 operating results. The increase in noninterest income was largely driven by an $8.1 million increase in deposit transactions and cash management fee income primarily the result of higher fee income associated with the inclusion of Capital Bank in second quarter 2018. To a lesser extent, fees from mortgage banking activities and other service charges also increased in second quarter 2018 due in large part to the inclusion of Capital Bank activity. A $1.7 million increase in fees from brokerage, management fees, and commissions and a $1.2 million increase in bankcard income also contributed to the increase in noninterest income in second quarter 2018 relative to the prior year. The increase in fees from brokerage, management fees, and commissions was driven by the continued growth of FHN's advisory business and favorable market conditions, coupled with an increase in the sales of structured products. The increase in bankcard income was primarily the result of an increase in interchange income driven by higher volume in 2018 compared to 2017.
Provision expense was $6.1 million in second quarter 2018 compared to $.3 million in second quarter 2017. Both periods reflect continued strong performance in both the commercial and consumer portfolios. The current quarter provision expense was driven by net charge-offs of $5.5 million as the reserves were relatively flat due to the impact of lower loss rates which were offset by effect of higher balances. The increase in provision compared to second quarter 2017 was driven by an increase in reserves of $3.3 million and an increase in net charge-offs of $2.5 million.
Noninterest expense was $212.4 million in second quarter 2018, up 39 percent from $152.6 million in second quarter 2017. The increase in expense was primarily driven by the inclusion of Capital Bank in second quarter 2018, which led to higher personnel-related expenses, an increase in occupancy expense, amortization expense, and operation services. Communication expenses, equipment rentals, depreciation and maintenance expense, computer software, and FDIC premium expense increased in second quarter 2018 relative to the prior year also driven by the inclusion of Capital Bank. Additionally, strategic hires in expansion markets and specialty areas, higher incentive expense associated with loan growth, and an increase in minimum wage also contributed to an increase in personnel expense in second quarter 2018 compared to the prior year.
Total revenue increased 48 percent to $765.0 million for the six months ended June 30, 2018, from $518.5 million for the six months ended June 30, 2017, largely driven by a $212.8 million increase in NII. The increase in NII was largely due to loans and deposits added through the CBF acquisition. Additionally, organic loan growth within the commercial loan portfolio, the favorable impact of higher interest rates on loans, and higher average balances of loans to mortgage companies also improved NII in the six months ended June 30, 2018 relative to the prior year. Noninterest income increased $33.7 million, or 27 percent, to $157.4 million in the first half of 2018 from $123.7 million in the first half of 2017. The increase in noninterest income was largely driven by a $19.6 million increase in deposit transactions and cash management fee income, primarily the result of higher fee income associated with the inclusion of Capital Bank in the first half of 2018. Additionally, fees from deposit transactions and cash management activities were negatively impacted in first quarter 2017 due to changes in consumer behavior and a modification of billing practices, which further contributed to the year-to-date increase in fees from deposit transactions and cash management activities relative to the prior year. A $3.3 million increase in fees from brokerage, management fees, and commissions and a $2.1 million increase in bankcard income also contributed to the increase in noninterest income for the six months ended June 30, 2018 relative to the prior year. These increases were driven by the same factors that impacted second quarter results. Additionally, to a lesser extent, fees from mortgage banking activities and other service charges also increased in the first half of 2018 due in large part to the inclusion of Capital Bank activity.
Provision expense was $11.5 million for the six months ended June 30, 2018, compared to $3.4 million for the six months ended June 30, 2017. The same factors impacting the quarterly change in loan loss provisioning levels also drove the change for the year-to-date period.
Noninterest expense was $417.6 million for the six months ended June 30, 2018, up 39 percent from $300.7 million for the same period of 2017. The increase in expense was primarily driven by the inclusion of Capital Bank for the six months ended June 30, 2018, which led to higher expenses in the same categories noted above. Additionally, strategic hires in expansion markets and specialty areas, higher incentive expense associated with loan growth, and an increase in minimum wage also contributed to an increase in personnel expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. A $1.9 million net increase in loss accruals related to legal matters also contributed to the expense increase in the first half of 2018.
Fixed Income
The fixed income segment had a pre-tax loss of $.8 million in second quarter 2018 compared to pre-tax income of $6.2 million in second quarter 2017. For the six months ended June 30, 2018 the pre-tax income within the fixed income segment was $2.8 million compared to $9.4 million for the six months ended June 30, 2017. The decline in results for the three and six months ended June 30, 2018 relative to the same periods of 2017 was the result of lower noninterest income, somewhat offset by a decline in expenses and an increase in NII.
NII increased from $5.0 million in second quarter 2017 to $9.2 million in second quarter 2018. The increase in NII in second quarter 2018 was primarily due to an increase in trading securities and loans held-for-sale largely associated with government-guaranteed loan products. Fixed income product revenue decreased 34 percent to $29.9 million in second quarter 2018 from $45.6 million in second quarter 2017, as average daily revenue (“ADR”) declined to $468 thousand in second quarter 2018 from $723 thousand in second quarter 2017. This decline reflects lower activity due to challenging market conditions (expected interest rate increases, a flattening yield curve, and low levels of market volatility). Other product revenue was $8.4 million in second quarter 2018, down from $9.7 million in the prior year, primarily driven by lower fees from loan sales. Noninterest expense decreased 11 percent, or $5.7 million, to $48.3 million in second quarter 2018 primarily driven by lower variable compensation associated with the decrease in fixed income product revenue in second quarter 2018.
For the six months ended June 30, 2018, NII increased $11.5 million to $17.6 million from $6.1 million for the six months ended June 30, 2017. The increase in NII for the six months ended June 30, 2018 was also was primarily due to an increase in trading securities and loans held-for-sale largely associated with government-guaranteed loan products. Fixed income product revenue was $68.0 million for the first half of 2018, down from $88.2 million in the prior year reflecting lower activity due to challenging market conditions (expected interest rate increases, a flattening yield curve, and low levels of market volatility). Other product revenue was $16.0 million and $17.7 million for the six months ended June 30, 2018 and 2017, respectively. Noninterest expense decreased 4 percent, or $3.9 million, to $98.8 million for the six months ended June 30, 2018 from $102.7 million for the six months ended June 30, 2017. The decrease was primarily due to lower variable compensation associated with the decrease in fixed income product revenue during the six months ended June 30, 2018 and a decrease in legal fees relative to the prior year. These decreases were somewhat offset by higher personnel-related expenses and higher amortization expense, both due to the Coastal acquisition (2018 includes two quarters of expense compared with one quarter in 2017 due to the timing of the acquisition).
Corporate
The pre-tax loss for the corporate segment was $71.2 million and $33.0 million for the quarters ended June 30, 2018 and 2017, respectively and $126.0 million and $58.2 million for the six months ended June 30, 2018 and 2017, respectively.
Net interest expense was $14.0 million and $14.6 million, respectively in second quarter 2018 and 2017, respectively. Noninterest income (including securities gain/losses) increased to $8.8 million in second quarter 2018 from $6.2 million in second quarter 2017. The increase in noninterest income was due in part to the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" on January 1, 2018, which resulted in dividend income from FRB and FHLB holdings being recognized in other income rather than Interest income where it was recognized prior to adoption. Additionally, a $1.4 million increase in BOLI policy gains also contributed to the increase in noninterest income within the corporate segment in second quarter 2018, but was somewhat offset by a decline in deferred compensation income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense.
Noninterest expense increased to $66.0 million in second quarter 2018 from $24.6 million in second quarter 2017. The increase in expense for second quarter 2018 was primarily driven by a $36.7 million increase of acquisition- and integration-related expenses primarily associated with the CBF acquisition and $4.1 million of valuation adjustments associated with derivatives related to prior sales of Visa Class B shares. These expense increases were somewhat offset by a $3.2 million charitable contribution made to the First Tennessee Foundation in second quarter 2017; a similar contribution was not made in 2018.
Net interest expense was $27.2 million and $28.4 million, respectively for the six months ended June 30, 2018. Noninterest income (including securities gain/losses) increased $6.6 million from $11.7 million in the first half of 2017 to $18.3 million in the first half of 2018. The increase in noninterest income for the year-to-date period was driven by the same factors impacting the quarterly increase in noninterest income. Additionally, a $3.3 million gain on the sale of a building recognized in first quarter 2018 also contributed to the increase in noninterest income during the six months ended June 30, 2018.
Noninterest expense increased to $117.1 million for the six months ended June 30, 2018 from $41.4 million for the six months ended June 30, 2017. The increase in expense for second quarter 2018 was primarily driven by a $67.9 million increase of acquisition- and integration-related expenses primarily associated with the CBF acquisition and $4.1 million of valuation adjustments associated with derivatives related to prior sales of Visa Class B shares. The $3.2 million charitable contribution made in second quarter 2017 to the First Tennessee Foundation offset a portion of the year-to-date expense increase.
Non-Strategic
The non-strategic segment had pre-tax income of $8.8 million in second quarter 2018 compared to $25.8 million in second quarter 2017. For the six months ended June 30, 2018 the non-strategic segment had pre-tax income of $18.0 million compared to $32.2 million for the six months ended June 30, 2017. The decline in results for both periods was largely due to a net expense increase as a result of a $21.7 million pre-tax reversal of mortgage repurchase and foreclosure provision recognized in second quarter 2017 primarily as a result of the settlement of certain repurchase claims, which favorably impacted expenses for both the quarterly and year-to-date periods of 2017. To a lesser extent revenue also decreased during the three and six months ended June 30, 2018, compared to the prior year, also contributing to the decline in results, but a portion of the decline was somewhat offset by a larger provision credit for both the quarter and year-to-date period of 2018.
Total revenue was $8.6 million in second quarter 2018 down from $10.2 million in second quarter 2017. NII declined 21 percent to $6.9 million in second quarter 2018, consistent with the run-off of the non-strategic loan portfolios. Noninterest income was $1.7 million and $1.5 million in second quarter 2018 and 2017, respectively.
The provision for loan losses within the non-strategic segment was a provision credit of $6.1 million in second quarter 2018 compared to a provision credit of $2.3 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances as reserves declined by $6.5 million from December 31, 2017, to $29.0 million as of June 30, 2018. Losses remain historically low as the non-strategic segment had net recoveries of $3.8 million in second quarter 2018 compared to net recoveries of $.3 million a year ago.
Noninterest expense was $6.0 million in second quarter 2018 compared to a net expense reversal of $13.3 million in second quarter 2017. The increase in expense in second quarter 2018 relative to the prior year was primarily the result of the pre-tax reversal of mortgage repurchase and foreclosure provision in 2017 previously mentioned. Legal fees decreased $1.1 million in second quarter 2018 to $.8 million, offsetting a portion of the quarterly increase in noninterest expense.
For the six months ended June 30, 2018, total revenue was $17.9 million, down from $21.1 million for the six months ended June 30, 2017. NII declined 21 percent to $14.1 million in the first six months of 2018, consistent with the run-off of the non-strategic loan portfolios. Noninterest income was $3.8 million and $3.2 million in first half of 2018 and 2017, respectively.
The provision for loan losses within the non-strategic segment was a provision credit of $12.5 million for the six months ended June 30, 2018 compared to a provision credit of $6.4 million in the prior year. The same factors impacting the quarterly change in loan loss provisioning levels also drove the change for the year-to-date period.
For the six months ended June 30, 2018, noninterest expense was $12.4 million compared to a net expense reversal of $4.7 million for the six months ended June 30, 2017. The increase in expense for the year-to-date period was driven by the same factors impacting the quarterly expense increase.
INCOME STATEMENT REVIEW
Total consolidated revenue increased 34 percent to $438.5 million in second quarter 2018 from $328.4 million in second quarter 2017 driven by an increase in NII. Total expenses increased 53 percent to $332.8 million in second quarter 2018 from $217.9 million in second quarter 2017.
Total consolidated revenue for the six months ended June 30, 2018 was $875.6 million, a 38 percent increase from $635.0 million for the six months ended June 30, 2017. The increase in revenue for the first half of 2018 was also primarily attributable to an increase in NII, but was also due to higher noninterest income. Total expenses were $646.0 million for the six months ended June 30, 2018, up 47 percent from $440.1 million for the six months ended June 30, 2017.
NET INTEREST INCOME
Net interest income increased 55 percent, or $110.2 million, to $310.9 million in second quarter 2018 from $200.7 million in second quarter 2017. The increase in NII in second quarter 2018 was largely due to loans and deposits added through the CBF acquisition, including CBF loan accretion. Additionally, the favorable impact of higher interest rates on loans, organic loan growth within the regional banking commercial loan portfolio, increases in loans held-for-sale ("HFS") and trading securities balances, and higher average balances of loans to mortgage companies also improved NII in second quarter 2018 relative to second quarter 2017. Run-off of the non-strategic loan portfolios negatively impacted NII in second quarter 2018, offsetting a portion of the increase in NII. For the six months ended June 30, 2018, NII increased 57 percent, or $221.7 million, to $612.1 million from $390.4 for the six months ended June 30, 2017. The same factors that contributed to the second quarter 2018 increase in NII also drove the increase in NII for the year-to-date period of 2018 relative to the prior year. Average earning assets were $35.6 billion and $26.6 billion in second quarter 2018 and 2017, respectively, and $35.7 billion and $26.6 billion for the six months ended June 30, 2018 and 2017, respectively. The increase in average earning assets in both periods relative to 2017 was primarily due to the CBF acquisition, as well as organic growth within the regional banking segment.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin improved to 3.53 percent in second quarter 2018 from 3.07 percent in second quarter 2017. The net interest spread was 3.25 percent in second quarter 2018, up 38 basis points from 2.87 percent in second quarter 2017. The improvement in NIM in second quarter 2018 was primarily a result of loans and deposits added through the CBF acquisition (including accretion) and the favorable impact of higher interest rates on loans. For the six months ended June 30, 2018, the net interest margin was 3.48 percent, up 48 basis points from 3.00 percent for the six months ended June 30, 2017. The increase in NIM for the six months ended June 30, 2018 was also favorably impacted by higher short-term interest rates on loans, CBF loan accretion, and loans and deposits added through the CBF acquisition, but was also favorably impacted by lower balances of interest bearing cash.

Table 1—Net Interest Margin

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	4.88%	4.03%	4.71%	3.95%
Consumer loans	4.52	4.21	4.50	4.17
Total loans, net of unearned income	4.79	4.08	4.65	4.01
Loans held-for-sale	6.18	4.38	6.43	4.43
Investment securities:
U.S. government agencies	2.69	2.57	2.68	2.58
States and municipalities	3.12	—	3.11	9.38
Corporates and other debt	4.38	5.25	4.46	5.25
Other (a)	32.48	3.26	29.78	3.22
Total investment securities	2.74	2.61	2.73	2.62
Trading securities	3.82	3.07	3.60	2.97
Other earning assets:
Federal funds sold	2.36	1.58	2.25	1.49
Securities purchased under agreements to resell	1.62	0.69	1.37	0.54
Interest bearing cash	1.75	1.02	1.58	0.88
Total other earning assets	1.69	0.88	1.46	0.77
Interest income / total earning assets	4.39%	3.59%	4.26%	3.48%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.90%	0.49%	0.73%	0.44%
Other interest-bearing deposits	0.61	0.35	0.57	0.32
Time deposits	1.30	0.85	1.23	0.83
Total interest-bearing deposits	0.86	0.47	0.75	0.43
Federal funds purchased	1.79	1.02	1.64	0.88
Securities sold under agreements to repurchase	1.20	0.70	1.10	0.45
Fixed income trading liabilities	2.88	2.21	2.69	2.29
Other short-term borrowings	1.86	1.30	1.68	1.28
Term borrowings	4.34	3.23	4.13	3.10
Interest expense / total interest-bearing liabilities	1.14	0.72	1.03	0.66
Net interest spread	3.25%	2.87%	3.23%	2.82%
Effect of interest-free sources used to fund earning assets	0.28	0.20	0.25	0.18
Net interest margin (b)	3.53%	3.07%	3.48%	3.00%
Certain previously reported amounts have reclassified to agree with current presentation.

(a) 2018 increase driven by the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" which resulted in the reclassification of interest and dividend income on equity securities to noninterest income on a prospective basis. The remaining balance is primarily comprised of higher-yielding SBA IO strips.
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
PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to or credit to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $0 and a credit of $1.0 million for the three and six months ended June 30, 2018 compared to a credit to provision for loan losses of $2.0 million and $3.0 million, respectively, for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, FHN’s asset quality metrics remained strong. Net charge-offs as a percentage of loans was .03 percent and .02 percent for the three and six months ended June 30, 2018. The ALLL decreased $4.1 million from year-end 2017 to $185.5 million as of June 30, 2018. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $127.5 million in second quarter 2018 and represented 29 percent of total revenue compared to $127.7 million in second quarter 2017 and 39 percent. For the six months ended June 30, 2018 and 2017 noninterest income was $263.5 million and $244.6 million, respectively, representing 30 percent and 39 percent of total revenue. The decrease in noninterest income in second quarter 2018 was driven by lower fixed income revenue, largely offset by additional fee income due to the inclusion of Capital Bank and $3.1 million of dividend income as a result of the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (prior to January 1, 2018 these amounts were included in Interest income). For the six months ended June 30, 2018, the increase in noninterest income was largely the result of the inclusion of Capital Bank, $5.4 million of dividend income, and a $3.3 million gain on the sale of a building. Additionally, increases in fees generated from FTB's wealth management group, an increase in BOLI policy gains and an increase in bankcard income also contributed to the increase in noninterest income in the first half of 2018; however, these increases were offset by lower fixed income revenue relative to the six months ended June 30, 2017.
Fixed Income Noninterest Income
Fixed income noninterest income was $37.7 million and $83.2 million for the three and six months ended June 30, 2018, down 32 percent and 21 percent, respectively, from $55.1 million and $105.8 million for the three and six months ended June 30, 2017. The decline in both periods reflects lower activity due to challenging market conditions (expected interest rate increases, a flattening yield curve, and low levels of market volatility). Revenue from other products decreased from $9.6 million and $17.5 million for the three and six months ended June 30, 2017 to $7.8 million and $15.2 million for the three and six months ended June 30, 2018, largely driven by lower fees from loan sales. The following table summarizes FHN’s fixed income noninterest income for the three months ended June 30, 2018 and 2017.
Table 2—Fixed Income Noninterest Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2018	2017		2018	2017
Noninterest income:
Fixed income	$29,940	$45,555	(34)%	$67,987	$88,282	(23)%
Other product revenue	7,757	9,555	(19)%	15,216	17,506	(13)%
Total fixed income noninterest income	$37,697	$55,110	(32)%	$83,203	$105,788	(21)%

Deposit Transactions and Cash Management
Fees from deposit transactions and cash management activities increased to $36.1 million in second quarter 2018 from $27.9 million in second quarter 2017 largely driven by higher fee income associated with the inclusion of Capital Bank. For the six months ended June 30, 2018 and 2017 fees from deposit transactions and cash management activities were $72.1 million and $52.4 million, respectively. The year-to-date increase was also largely associated with the inclusion of Capital Bank. Fees from deposit transactions and cash management activities were negatively impacted in first quarter 2017 due to changes in consumer behavior and a modification of billing practices, which further contributed to the year-over-year increase in fees from deposit transactions and cash management activities for the six months ended June 30, 2018.
Brokerage, Management Fees and Commissions
Noninterest income from brokerage, management fees and commissions increased 14 percent to $13.7 million in second quarter 2018 from $12.0 million in second quarter 2017. For the six months ended June 30, 2018 noninterest income from brokerage, management fees and commissions also increased 14 percent from $23.9 million for the six months ended June 30, 2017 to $27.2 million for the six months ended June 30, 2018. The increase in both periods was due in large part to the continued growth of FHN's advisory business and favorable market conditions, coupled with an increase in the sales of structured products.
Bank-owned Life Insurance
Bank-owned life insurance ("BOLI") increased to $5.8 million and $9.8 million for the three and six months ended June 30, 2018 from $4.4 million and $7.6 million for the three and six months ended June 30, 2017, largely driven by $2.5 million of BOLI policy gains recognized in second quarter 2018 compared with $1.1 million of BOLI policy gains recognized in second quarter 2017.
Bankcard Income
Bankcard income was $6.6 million and $13.1 million for the three and six months ended June 30, 2018 compared to $5.6 million and $11.1 million for the three and six months ended June 30, 2017. The increase in bankcard income was primarily the result of an increase in interchange income driven by higher volume in 2018 compared to 2017.
Securities Gains/(Losses)
Net securities gains were not significant for the three or six months ended June 30, 2018. For the three and six months ended June 30, 2017, net securities gains were $.4 million, and were primarily the result of the call of a $4.4 million held-to-maturity municipal bond within the regional banking segment.
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
Revenue from all other income and commissions increased 33 percent to $19.4 million in second quarter 2018 from $14.6 million in second quarter 2017. Effective January 1, 2018, FHN adopted ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" and began recording dividend income from FRB and FHLB holdings in other income which contributed to the increase in other noninterest income in second quarter 2018 relative to the prior year, as previously these amounts were included in Interest income. Additionally, increases in mortgage banking income and other service charges related to the inclusion of Capital Bank also contributed to the increase in all other interest and commissions in second quarter 2018 compared with the prior year.
Revenue from all other income and commissions increased 47 percent, or $13.7 million, to $42.7 million for the six months ended June 30, 2018 from $29.0 million for the six months ended June 30, 2017. The increase in all other income and commissions for the six months ended June 30, 2018 was largely due to $5.4 million in dividend income from FRB and FHLB holdings and a $3.3 million gain on the sale of a building recognized in first quarter 2018. Additionally, mortgage banking income and other service charges increased primarily related to the inclusion of Capital Bank. For the six months ended June 30, 2018 deferred compensation income decreased $1.9 million to $1.4 million, offsetting a portion of the overall increase in revenue from all other income and commissions. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. The following table provides detail regarding FHN’s other income.

Table 3—Other Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2018	2017		2018	2017
Other income:
Other service charges	$3,728	$3,109	20%	$8,076	$6,093	33%
ATM and interchange fees	3,413	3,083	11%	6,680	5,861	14%
Dividend income (a)	3,124	—	NM	5,373	—	NM
Mortgage banking	2,431	1,268	92%	4,977	2,529	97%
Letter of credit fees	1,295	1,122	15%	2,544	2,158	18%
Electronic banking fees	1,228	1,306	(6)%	2,432	2,629	(7)%
Deferred compensation	991	1,491	(34)%	1,442	3,318	(57)%
Insurance commissions	476	592	(20)%	1,233	1,475	(16)%
Other	2,748	2,646	4%	9,920	4,945	NM
Total	$19,434	$14,617	33%	$42,677	$29,008	47%

NM – Not meaningful

(a)
Effective January 1, 2018, FHN adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and began recording dividend income from FRB and FHLB holdings in Other income. Prior to first quarter 2018 these amounts were included in Interest income on the Consolidated Condensed Statements of Income.

NONINTEREST EXPENSE
Total noninterest expense increased to $332.8 million in second quarter 2018 from $217.9 million in second quarter 2017. The increase in noninterest expense in second quarter 2018 was largely driven by higher acquisition- and integration-related expenses primarily associated with the CBF acquisition, higher personnel-related expenses, and increases in several other expense categories due to the inclusion of Capital Bank in second quarter 2018. Additionally, during second quarter 2017, FHN recognized a $21.7 million pre-tax reversal of mortgage repurchase and foreclosure provision primarily as a result of the settlement of certain repurchase claims, which favorably impacted expenses in second quarter 2017. For the six months ended June 30, 2018, total noninterest expense increased 47 percent to $646.0 million, largely driven by the same factors that contributed to the quarterly expense increase. For the six months ended June 30, 2018, lower legal fees relative to the six months ended June 30, 2017 favorably impacted expense in the first half of 2018, offsetting a portion of the net increase in expenses.
Employee Compensation, Incentives, and Benefits
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased 20 percent in second quarter 2018 to $165.9 million from $138.3 million in second quarter 2017. The increase in personnel expense was primarily the result of a 34 percent increase in headcount in connection with the CBF acquisition. Strategic hires in expansion markets and specialty areas and higher incentive expense associated with loan growth within the regional banking segment in second quarter 2018, as well as an increase in minimum wage also contributed to the increase in personnel expense relative to the prior year. Additionally, FHN recognized a $2.7 million increase of personnel expense related to acquisition- and integration-related expenses during second quarter 2018. A decline in variable compensation associated with lower fixed income sales revenue relative to second quarter 2017, favorably impacted personnel expense in second quarter 2018, offsetting a portion of the expense increase.
For the six months ended June 30, 2018, personnel expense increased 24 percent, or $64.4 million to $337.1 million. The increase in personnel expense for the year-to-date period was also due primarily to an increase in headcount in connection with the CBF acquisition. Within the regional banking segment, strategic hires in expansion markets and specialty areas and higher incentive expense associated with loan growth, as well as an increase in minimum wage also contributed to the increase in personnel expense relative to the prior year. Additionally, FHN recognized $9.1 million of personnel expense related to acquisition- and integration-related expenses during the six months ended June 30, 2018 compared to $1.1 million for the six months ended June 30, 2017. A decline in variable compensation associated with lower fixed income sales revenue relative to the prior year offset a portion of the expense increase.
Occupancy
Occupancy expense increased to $22.5 million in second quarter 2018 from $12.8 million in second quarter 2017. For the six months ended June 30, 2018, occupancy expense increased to $43.0 million from $25.1 million. The increase in occupancy was primarily driven by higher rental expense due to the inclusion of Capital Bank and Coastal (for year-to-date 2018) expenses, as well as an increase in depreciation expense due to the completion of space-consolidating renovations made to FHN's headquarters and other locations completed during 2017. In addition, in second quarter 2018 FHN recognized $2.2 million of acquisition- and integration-related expenses primarily associated with the CBF acquisition.
Professional Fees
Professional fees were $15.4 million and $27.7 million for the three and six months ended June 30, 2018 compared to $9.7 million and $14.4 million for the three and six months ended June 30, 2017. The increase in professional fees was primarily driven by acquisition- and integration-related expenses primarily associated with the CBF acquisition, as well as strategic investments to analyze growth potential and product mix for new markets.
Computer Software
Computer software expense was $15.1 million in second quarter 2018, up 23 percent from $12.3 million in second quarter 2017. For the six months ended June 30, 2018, computer software expense was $30.3 million, up from $23.1 million for the first half of 2017. The increase in computer software expense in both periods was driven by the inclusion of Capital Bank, as well as FHN's focus on technology-related projects. To a lesser extent acquisition- and integration-related expenses primarily associated with the CBF acquisition also contributed to the increase in computer software expense.
Operations Services
Operations services expense increased $3.1 million and $7.8 million, respectively to $14.7 million and $30.2 million for the three and six months ended June 30, 2018 from $11.5 million and $22.4 million for the same periods of 2017. The increase in operations services expense was primarily related to an increase in third party fees associated with the inclusion of Capital Bank expenses, as well as higher acquisition- and integration-related expenses primarily related to the CBF acquisition.
Equipment Rentals, Depreciation, and Maintenance
Equipment rentals, depreciation, and maintenance expense increased 52 percent, or $3.7 million, to $10.7 million in second quarter 2018 from $7.0 million in second quarter 2017. For the six months ended June 30, 2018, equipment rentals depreciation and maintenance expense increased $7.3 million to $20.7 million. The increase in equipment rentals, depreciation, and maintenance expense in both periods was due in large part to the inclusion of Capital Bank in 2018, as well as higher acquisition- and integration-related expenses primarily related to the CBF acquisition.
FDIC Premium Expense
FDIC premium expense was $10.0 million and $18.6 million for the three and six months ended June 30, 2018, compared to $5.9 million and $11.7 million for the three and six months ended June 30, 2017. The increase in FDIC premium expense in second quarter 2018 was due in large part to the CBF acquisition, as well as organic growth. For the six months ended June 30, 2018, the increase was also impacted by the Coastal acquisition.
Communications and Courier
Expenses associated with communications and courier increased from $4.1 million in second quarter 2017 to $7.5 million in second quarter 2018 and from $7.9 million in the first half of 2017 to $15.8 million in the first half of 2018. The increase in communication and courier expense was primarily driven by the inclusion of Capital Bank for the quarter and year-to-date periods of 2018. Expenses related to acquisition- and integration- related projects primarily associated with the CBF acquisition also contributed to the increase in expenses.
Amortization of Intangible Assets
Amortization expense was $6.5 million and $12.9 million for the three and six months ended June 30, 2018, a $4.5 million and $9.7 million increase, respectively, from $2.0 million and $3.2 million for the three and six months ended June 30, 2017. The increase was due to amortization expense as a result of the CBF and Coastal acquisitions.
Contract employment and outsourcing
Expenses associated with contract employment and outsourcing increased from $3.3 million and $6.2 million for the three and six months ended June 30, 2017 to $5.9 million and $10.0 million for the three and six months ended June 30, 2018, primarily driven by acquisition- and integration- related projects primarily associated with the CBF acquisition.
Legal Fees
Legal fees decreased 20 percent and 42 percent to $2.8 million and $5.1 million for the three and six months ended June 30, 2018 from $3.5 million and $8.8 million for the three and six months ended June 30, 2017. Legal fees fluctuate primarily based on the status, timing, type, and composition of cases or other projects.
Repurchase and Foreclosure Provision/(Provision Credit)
During second quarter 2017, FHN recognized a $21.7 million pre-tax reversal of mortgage repurchase and foreclosure provision primarily as a result of the settlement of certain repurchase claims, which favorably impacted expenses for both the quarterly and year-to-date periods of 2017.
Other Noninterest Expense
Other expense includes travel and entertainment expenses, other insurance and tax expense, supplies, costs associated with employee training and dues, expenses associated with the non-service components of net periodic pension and post-retirement cost, customer relations expenses, tax credit investments expenses, miscellaneous loan costs, expenses associated with OREO, losses from litigation and regulatory matters, and various other expenses.
All other expenses increased to $51.0 million in second quarter 2018 from $25.2 million in second quarter 2017. The increase was primarily due to $24.2 million of acquisition- and integration- related expenses primarily associated with the CBF acquisition, including contract termination charges and asset impairments related to the integration, as well as other miscellaneous expenses. In second quarter 2018, FHN recognized $4.1 million of valuation adjustments associated with derivatives related to prior sales of Visa Class B shares, which also contributed to the increase in other noninterest income relative to the prior year. These expense increases were somewhat offset by a $3.2 million charitable contribution made to the First Tennessee Foundation in second quarter 2017; a similar contribution was not made in the second quarter of 2018.
For the six months ended June 30, 2018, all other expenses increased to $86.3 million from $44.4 million for the six months ended June 30, 2017. The increase was primarily due to a $40.9 million increase of acquisition- and integration-related costs primarily associated with the CBF acquisition, including contract termination charges, costs of shareholder matters and asset impairments related to the integration, as well as other miscellaneous expenses. The Visa derivative valuation adjustment previously mentioned and a $1.9 million increase in loss accruals related to legal matters also negatively impacted expense in the first half of 2018 relative to the prior year. As previously mentioned, expense in the first half of 2017 included a $3.2 million charitable contribution made to the First Tennessee Foundation in second quarter 2017. The following table provides detail regarding FHN’s other expense.

Table 4—Other Expense

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2018	2017		2018	2017
Other expense:
Travel and entertainment	$5,131	$3,162	62%	$8,114	$5,510	47%
Other insurance and taxes	2,752	2,443	13%	5,417	4,833	12%
Supplies	1,987	1,093	82%	3,823	1,956	95%
Employee training and dues	1,849	1,453	27%	3,628	2,996	21%
Non-service components of net periodic pension and post-retirement cost	1,530	851	80%	2,034	1,328	53%
Customer relations	1,358	1,543	(12)%	2,421	2,879	(16)%
Tax credit investments	1,079	942	15%	2,216	1,884	18%
Miscellaneous loan costs	1,035	699	48%	2,177	1,321	65%
OREO	810	446	82%	918	650	41%
Litigation and regulatory matters	16	533	(97)%	2,150	241	NM
Other (a)	33,452	12,051	NM	53,433	20,843	NM
Total	$50,999	$25,216	NM	$86,331	$44,441	94%

NM – Not meaningful
Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See Note 1 - Financial Information for additional information.
(a) Expense increase for the three and six months ended June 30, 2018 largely attributable to acquisition- and integration-related expenses associated with the CBF acquisition. See Note 2 - Acquisitions and Divestitures for additional information.
INCOME TAXES
FHN recorded an income tax provision of $19.7 million in second quarter 2018, compared to $17.3 million in second quarter 2017. For the six months ended June 30, 2018 and 2017, FHN recorded an income tax provision of $49.6 million and $44.3 million, respectively. The effective tax rates for the three and six months ended June 30, 2018 were approximately 19 percent and 22 percent compared to 15 percent and 22 percent for the three and six months ended June 30, 2017.
FHN’s effective tax rate for 2018 is favorably affected by the decrease in the federal rate from 35 percent to 21 percent. It is also favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The effective rate is unfavorably affected by the non-deductibility of portions of FHN's FDIC premium and executive compensation expense. FHN’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits. For the three and six months ended June 30, 2018, FHN recognized $4.8 million and $3.7 million, respectively, of net favorable discrete items primarily related to CBF purchase accounting adjustments.
FHN's effective tax rate in second quarter 2017 was favorably impacted by the reversal of the valuation allowance for the deferred tax asset related to its 2012 federal capital loss carryforward based on capital gain transactions initiated in second quarter 2017.
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2018, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $316.3 million and $107.4 million, respectively, resulting in a net DTA of $209.0 million at June 30, 2018, compared with a net DTA of $210.2 million at June 30, 2017. There have been various changes to FHN's DTA since the second quarter of 2017. Major changes include an increase in the DTA as a result of the acquisition of CBF and a decrease in the DTA as a result of the decrease in the federal tax rate.

As of June 30, 2018, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $79.9 million and $12.2 million, respectively, which will expire at various dates.
FHN’s gross DTA after valuation allowance was $316.3 million and $299.4 million as of June 30, 2018 and 2017, respectively. Other than a small valuation allowance against state NOLs, FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.
STATEMENT OF CONDITION REVIEW
Total period-end assets were $41.1 billion on June 30, 2018, a 1 percent decrease from $41.4 billion on December 31, 2017. Average assets increased 21 percent from $33.1 billion in fourth quarter 2017 to $40.2 billion in second quarter 2018. The increase in average assets was primarily driven by the timing of the CBF acquisition on November 30, 2017; second quarter 2018 includes the average impact of three months of balances compared with one month in fourth quarter 2017. The increase was largely due to net increases in the loan portfolios, a larger investment securities portfolio, and increases in goodwill and other intangible assets. Additionally, loans held-for-sale, premises and equipment, and fixed income inventory also contributed to the increase in average assets from December 31, 2017. The decrease in period-end assets was due in large part to decreases in interest bearing cash levels and a net decrease in the available-for-sale ("AFS") securities portfolios, but was somewhat offset by an increase in Fixed income trading inventory and securities purchased under agreements to resell.
Total period-end liabilities were $36.5 billion on June 30, 2018, a 1 percent decrease from $36.8 billion on December 31, 2017. Average liabilities increased to $35.6 billion in second quarter 2018, from $29.6 billion in fourth quarter 2017. The net increase in average liabilities relative to fourth quarter 2017 was also the result of the timing of the CBF acquisition in late fourth quarter 2017 and was primarily attributable to acquired deposits, and to a lesser extent short-term borrowings. The decrease in period-end liabilities was primarily due to a decrease in short-term borrowings, somewhat offset by increases in deposits and trading liabilities.
EARNING ASSETS
Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased 18 percent and 34 percent to $35.6 billion in second quarter 2018 from $30.0 billion and $26.6 billion in fourth quarter 2017 and second quarter 2017, respectively. A more detailed discussion of the major line items follows.
Loans
Period-end loans were $27.7 billion as of June 30, 2018 and December 31, 2017 compared with $20.0 billion as of June 30, 2017. Average loans for second quarter 2018 increased to $27.3 billion from $22.5 billion in fourth quarter 2017 and $19.2 billion in second quarter 2017. The increase in period-end and average loan balances from second quarter 2017 was primarily the result of $7.3 billion in loans from the CBF acquisition and organic growth within FHN's regional banking segment, somewhat offset by run-off within the non-strategic portfolios. The increase in average loans from fourth quarter 2017 was primarily due to the timing of the CBF acquisition, as second quarter 2018 includes the average impact of three months of balances compared with one month in fourth quarter 2017.

Table 5—Average Loans

	Quarter Ended June 30, 2018		Quarter Ended December 31, 2017
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$15,958,162	59%	$13,756,024	61%	16%
Commercial real estate	4,198,275	15	2,892,949	13	45
Total commercial	20,156,437	74	16,648,973	74	21
Consumer:
Consumer real estate (a)	6,217,618	23	5,029,588	22	24
Permanent mortgage	369,144	1	400,991	2	(8)
Credit card, OTC and other	555,588	2	439,057	2	27
Total consumer	7,142,350	26	5,869,636	26	22
Total loans, net of unearned income	$27,298,787	100%	$22,518,609	100%	21%
(a) Balance as of June 30, 2018 and December 31, 2017, includes $20.1 million and $25.1 million of restricted and secured real estate loans, respectively.

Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale. FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Investment securities were $4.7 billion on June 30, 2018 compared to $5.2 billion on December 31, 2017. Investment securities averaged $4.8 billion and $4.3 billion in second quarter 2018 and fourth quarter 2017, respectively, representing 13 percent and 14 percent of average earning assets in second quarter 2018 and fourth quarter 2017, respectively. The decrease in period-end investment securities was due in large part to the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," on January 1, 2018, which resulted in the reclassification of equity securities from Investment securities to Other assets. Additionally, an increase in unrealized losses as a result of higher rates contributed to the decrease in the investment securities balance on June 30, 2018. The increase in average assets in second quarter 2018 compared to fourth quarter 2017 was primarily due to the timing of the CBF acquisition, as second quarter 2018 includes the average impact of three months of CBF balances compared to one month in fourth quarter 2017, somewhat offset by the reclassification of equity securities previously mentioned. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted returns.
Loans Held-for-Sale
Loans HFS consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. On June 30, 2018 loans HFS were $692.7 million compared to $699.4 million on December 31, 2017. The average balance of loans HFS increased to $727.2 million in second quarter 2018 from $504.6 million in fourth quarter 2017. The decrease in period-end balances is primarily attributable to the second quarter 2018 sale of approximately $120 million UPB of subprime auto loans acquired from the CBF acquisition, somewhat offset by an increase in small business loans. The increase in average loans HFS was primarily due to an increase in small business loans.
Other Earning Assets
Other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $2.8 billion in second quarter 2018, up from $2.7 billion in fourth quarter 2017. The increase in other earning assets was primarily driven by an increase in fixed income trading securities, somewhat offset by a decrease in securities purchased under agreements to resell ("asset repos") relative to fourth quarter 2017. Fixed income's trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades. Other earning assets were $3.3 billion on June 30, 2018, a 4 percent decrease from $3.4 billion on December 31, 2017. The decrease in other earning assets on a period-end basis was driven by lower levels of interest bearing cash, somewhat offset by an increase in fixed income trading securities.

Non-earning assets
Period-end non-earning assets increased to $4.7 billion on June 30, 2018 from $4.5 billion on December 31, 2017. The increase in non-earning assets was primarily due to the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which resulted in the reclassification of equity securities from investment securities to other assets. Additionally, an increase in derivative assets also contributed to the increase in non-earning assets as of June 30, 2018, but was somewhat offset by lower cash balances.
Deposits
Average deposits were $30.7 billion during second quarter 2018, up 23 percent and 36 percent, respectively from $24.9 billion in fourth quarter 2017 and $22.5 billion in second quarter 2017. The increase in average deposits was due primarily to the addition of $8.1 billion of deposits associated with the CBF acquisition.
FHN's composition of deposits shifted slightly from second and fourth quarter 2017, resulting in an increase in interest-bearing deposits in second quarter 2018 relative to the prior year. Additionally, market-indexed deposits as a percentage of total deposits decreased from 17 percent and 16 percent in second quarter 2017 and fourth quarter 2017, respectively, to 15 percent in second quarter 2018, while commercial interest increased as a percentage of total deposits.
Period-end deposits were $31.0 billion on June 30, 2018, up 1 percent from $30.6 billion on December 31, 2017, and up 39 percent from $22.3 billion on June 30, 2017. The increase in period-end deposits from June 30, 2017 was also primarily due to deposits acquired in the CBF acquisition. The increase in period-end deposits from December 31, 2017 was largely the result of an increase in savings and time deposits, somewhat offset by a decline in other interest bearing deposits.

Table 6—Average Deposits

	Quarter Ended June 30, 2018		Quarter Ended December 31, 2017
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer interest	$12,581,023	41%	$10,279,937	41%	22%
Commercial interest	5,618,245	18	3,684,643	15	52
Market-indexed (a)	4,488,503	15	3,958,224	16	13
Total interest-bearing deposits	22,687,771	74	17,922,804	72	27
Noninterest-bearing deposits	8,003,901	26	6,972,912	28	15
Total deposits	$30,691,672	100%	$24,895,716	100%	23%
(a) Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.
Short-Term Borrowings
Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $3.1 billion in second quarter 2018, up 3 percent from $3.0 billion in fourth quarter 2017. The increase in short-term borrowings between second quarter 2018 and fourth quarter 2017 was primarily due to increases in other short-term borrowings and securities sold under agreements to repurchase, partially offset by a decrease in trading liabilities and federal funds purchased. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Average securities sold under agreements to repurchase increased in second quarter 2018, as an additional source of wholesale funding for FHN's balance sheet activities. Average trading liabilities fluctuates based on expectations of customer demand and average FFP fluctuates depending on the amount of excess funding of FHN's correspondent bank customers. Period-end short-term borrowings decreased to $3.6 billion on June 30, 2018 from $4.3 billion on December 31, 2017. The decrease in short-term borrowings on a period-end basis was driven by a decrease in other short-term borrowings (primarily FHLB advances), somewhat offset by higher levels of trading inventory.

Table 7—Average Short-Term Borrowings

	Quarter Ended June 30, 2018		Quarter Ended December 31, 2017
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$368,321	12%	$425,900	14%	(14)%
Securities sold under agreements to repurchase	667,689	22	595,275	20	12
Trading liabilities	666,092	21	741,063	25	(10)
Other short-term borrowings	1,399,580	45	1,246,087	41	12
Total short-term borrowings	$3,101,682	100%	$3,008,325	100%	3%
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.2 billion on June 30, 2018 and December 31, 2017, respectively. Average term borrowings increased to $1.2 billion in second quarter 2018 from $1.1 billion in fourth quarter 2017 primarily driven by a full quarter of average impact of the addition of $212.4 million junior subordinated debentures underlying trust preferred debt acquired in association with the CBF acquisition. In fourth quarter 2017, this balance was only included for one month due to the timing of the CBF acquisition.
Other Liabilities
Period-end other liabilities were $.7 billion on June 30, 2018 and December 31, 2017.
CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity was $4.5 billion on June 30, 2018 compared to $4.6 billion on December 31, 2017 as net income recognized in first and second quarter 2018 was offset by common and preferred dividends, a decrease in accumulated other comprehensive income ("AOCI"), and the cancellation of 2,373,220 common shares in connection with CBF dissenting shareholders (mentioned below). The decrease in AOCI was largely driven by an increase in unrealized losses on AFS debt securities as a result of higher rates. Average equity increased to $4.6 billion in second quarter 2018 from $3.5 billion in fourth quarter 2017, due in large part to the average impact of $1.8 billion of equity issued in connection with the CBF acquisition on November 30, 2017. Average equity was negatively impacted by a decline in AOCI and the cancellation of the dissenters' shares. The decline in AOCI was largely the result of an increase in unrealized losses recognized on AFS debt securities and an increase in net actuarial losses for pension and post retirement plans.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2018	December 31, 2017
Shareholders’ equity	$4,254,318	$4,285,057
FHN non-cumulative perpetual preferred	(95,624)	(95,624)
Common equity	$4,158,694	$4,189,433
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,518,717)	(1,480,725)
Net unrealized (gains)/losses on securities available-for-sale	107,476	26,834
Net unrealized (gains)/losses on pension and other postretirement plans	284,881	288,227
Net unrealized (gains)/losses on cash flow hedges	19,757	7,764
Disallowed deferred tax assets	(48,834)	(69,065)
Other deductions from common equity tier 1	(299)	(313)
Common equity tier 1	$3,002,958	$2,962,155
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—FTBNA preferred stock	252,407	257,080
Other deductions from tier 1	(12,810)	(33,381)
Tier 1 capital	$3,338,179	$3,281,478
Tier 2 capital	422,472	422,276
Total regulatory capital	$3,760,651	$3,703,754
Risk-Weighted Assets
First Horizon National Corporation	$33,437,145	$33,373,877
First Tennessee Bank National Association	32,698,480	32,786,547
Average Assets for Leverage
First Horizon National Corporation	39,003,215	31,824,751
First Tennessee Bank National Association	38,117,285	31,016,187

	June 30, 2018		December 31, 2017
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	8.98%	$3,002,958	8.88%	$2,962,155
First Tennessee Bank National Association	9.47	3,097,088	9.28	3,041,420
Tier 1
First Horizon National Corporation	9.98	3,338,179	9.83	3,281,478
First Tennessee Bank National Association	10.36	3,388,698	10.12	3,317,684
Total
First Horizon National Corporation	11.25	3,760,651	11.10	3,703,754
First Tennessee Bank National Association	10.98	3,589,188	10.74	3,520,670
Tier 1 Leverage
First Horizon National Corporation	8.56	3,338,179	10.31	3,281,478
First Tennessee Bank National Association	8.89	3,388,698	10.70	3,317,684

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-

capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of June 30, 2018, each of FHN and FTBNA had sufficient capital to qualify as a well-capitalized institution. For both FHN and FTBNA, the risk-based regulatory capital ratios increased in second quarter 2018 relative to fourth quarter 2017 primarily due to the impact of net income less dividends with no share repurchases under the general repurchase authority during the first half of 2018. The increase in the ratios for FHN was partially offset by CBF dissenters' share cancellations. The Tier 1 leverage ratio declined for both FHNC and FTBNA as average assets for leverage in the second quarter 2018 reflect the full impact of the CBF acquisition compared to only one month in fourth quarter 2017. During the remainder of 2018, capital ratios are expected to remain above well capitalized standards.

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
Table 9a—Issuer Purchases of Common Stock - General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. The program replaced an older program that was terminated at the same time with $189.7 million of remaining authority unused which was scheduled to expire on January 31, 2018. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of June 30, 2018, no purchases had been made under this authority.

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2018
April 1 to April 30	—	N/A	—	$250,000
May 1 to May 31	—	N/A	—	$250,000
June 1 to June 30	—	N/A	—	$250,000
Total	—	N/A	—
N/A—Not applicable

Table 9b—Issuer Purchase of Common Stock - Compensation Authority
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. On June 30, 2018, the maximum number of shares that may be purchased under the program was 25.2 million shares. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. Management currently does not anticipate purchasing a material number of shares under this authority during 2018.

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2018
April 1 to April 30	*	$18.68	*	25,333
May 1 to May 31	137	$18.78	137	25,196
June 1 to June 30	1	$18.81	1	25,195
Total	139	$18.78	139
*- amount less than 500 shares

Cancellation of Dissenters' Shares

On November 30, 2017, FHN completed its merger with CBF, which was a Delaware corporation. Under Delaware corporate law, each CBF shareholder had the right to dissent from the terms of the merger and obtain a judicial appraisal of the pre-merger value of his, her, or its CBF shares. If the dissent and appraisal process is followed to its conclusion, FHN is required by law to pay each dissenter the appraised value, entirely in cash. In 2017 certain CBF shareholders commenced the dissent and appraisal process. When the merger closed in 2017, FHN issued a total of 2,373,220 FHN common shares for those CBF shareholders in accordance with the terms of the merger agreement, but FHN set them aside for later delivery or cancellation. In April, 2018, the process reached a point where FHN canceled those set-aside shares. Cancellation resulted in a reduction in the equity consideration recorded by FHN and an increase in cash consideration of $46.0 million. The final appraisal or settlement amounts, as applicable, may differ from current estimates.

Stress Testing

On May 24, 2018 the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law. This Act, along with an interagency regulatory statement issued on July 6, 2018, effectively exempts both FHN and FTBNA from Dodd-Frank Act ("DFA") stress testing requirements for 2018 and future years.

For 2018, even though no longer required, FHN and FTBNA completed a stress test using DFA scenarios and requirements previously in effect. Results of these tests indicate that both FHN and FTBNA would be able to maintain capital well in excess of Basel III Adequately Capitalized standards under the hypothetical severe global recession of the 2018 DFA Severely Adverse scenario. A summary of those results was posted in the “News & Events-Stress Testing Results” section on FHN’s investor relations website on August 6, 2018. Neither FHN’s stress test posting, nor any other material found on FHN’s website generally, is part of this quarterly report or incorporated herein.

First Horizon intends to develop a framework to continue annual stress testing after 2018 as part of its capital and risk management processes.

The disclosures in this “Stress Testing” section include forward-looking statements. Please refer to “Forward-Looking Statements” for additional information concerning the characteristics and limitations of statements of that type.

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
Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 27 and continuing to page 46. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2018, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2017.
COMMERCIAL LOAN PORTFOLIOS
C&I
The C&I portfolio was $16.4 billion on June 30, 2018, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of June 30, 2018, are in Tennessee (36 percent), North Carolina (12 percent), Florida (6 percent), Texas (6 percent), California (5 percent), and Georgia (4 percent), with no other state representing more than 3 percent of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of June 30, 2018, and December 31, 2017. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 10—C&I Loan Portfolio by Industry

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,780,488	17%	$2,859,769	18%
Loans to mortgage companies	2,354,836	14	2,099,961	13
Real estate rental & leasing (a)	1,374,771	8	1,408,299	9
Health care & social assistance	1,219,095	7	1,201,285	7
Accommodation & food service	1,182,776	7	1,145,944	7
Manufacturing	1,182,686	7	1,184,861	7
Wholesale trade	1,079,080	7	1,060,642	7
Retail trade	750,396	5	831,790	5
Transportation & warehousing	740,319	5	716,572	4
Other (education, arts, entertainment, etc) (b)	3,774,298	23	3,548,150	23
Total C&I loan portfolio	$16,438,745	100%	$16,057,273	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2018.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 31 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on June 30, 2018, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.
Finance and Insurance
The finance and insurance component represents 17 percent of the C&I portfolio and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2018, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. During second quarter 2018, FHN revised the grading approach associated with the TRUPs portfolio to align with its scorecard grading methodologies which resulted in upgrades to a majority of this portfolio. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of June 30, 2018, and December 31, 2017, one TRUP relationship was on interest deferral.
As of June 30, 2018, the unpaid principal balance (“UPB”) of trust preferred loans totaled $332.4 million ($206.1 million of bank TRUPS and $126.3 million of insurance TRUPS) with the UPB of other bank-related loans totaling $263.3 million. Inclusive of a valuation allowance on TRUPS of $25.5 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $26.5 million or 4 percent of outstanding UPB.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 14 percent of the C&I portfolio as of June 30, 2018, and 13 percent of the C&I portfolio as of December 31, 2017, and includes balances related to both home purchase and refinance activity. In second quarter 2018, 73 percent of the loans funded were home purchases and 27 percent were refinance transactions. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise.
C&I Asset Quality Trends
Overall, the C&I portfolio trends remain strong in 2018, continuing in line with recent historical performance. The C&I ALLL decreased $1.4 million from December 31, 2017, to $96.8 million as of June 30, 2018. The allowance as a percentage of period-end loans decreased to .59 percent as of June 30, 2018, from .61 percent as of December 31, 2017. Nonperforming C&I loans decreased $11.9 million from December 31, 2017, to $19.2 million on June 30, 2018, primarily driven by one credit. The nonperforming loan (“NPL”) ratio decreased 7 basis points from December 31, 2017, to .12 percent of C&I loans as of June 30, 2018. The 30+ delinquency ratio decreased 5 basis points to .14 percent as of June 30, 2018. Second quarter 2018 experienced net charge-offs of $2.3 million compared to $1.3 million of net charge-offs in second quarter 2017. The following table shows C&I asset quality trends by segment.

Table 11—C&I Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$98,982		$1,256	$100,238
Charge-offs	(3,287)		—	(3,287)
Recoveries	1,033		3	1,036
Provision/(provision credit) for loan losses	(1,202)		49	(1,153)
Allowance for loan losses as of June 30	$95,526		$1,308	$96,834
Net charge-offs % (qtr. annualized)	0.06%		NM	0.06%
Allowance / net charge-offs	10.57	x	NM	10.73	x

	As of June 30
Period-end loans	$16,019,441		$419,304	$16,438,745
Nonperforming loans	16,235		2,982	19,217
Troubled debt restructurings	14,544		—	14,544
30+ Delinq. % (a)	0.15%		—%	0.14%
NPL %	0.10		0.71	0.12
Allowance / loans %	0.60		0.31	0.59

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$91,625		$1,482	$93,107
Charge-offs	(1,865)		—	(1,865)
Recoveries	594		6	600
Provision/(provision credit) for loan losses	604		(67)	537
Allowance for loan losses as of June 30	$90,958		$1,421	$92,379
Net charge-offs % (qtr. annualized)	0.04%		NM	0.04%
Allowance / net charge-offs	17.85	x	NM	18.21	x

	As of December 31
Period-end loans	$15,639,060		$418,213	$16,057,273
Nonperforming loans	28,086		3,067	31,153
Troubled debt restructurings	17,670		—	17,670
30+ Delinq. % (a)	0.20%		—%	0.19%
NPL %	0.18		0.73	0.19
Allowance / loans %	0.62		0.33	0.61
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate
The CRE portfolio was $4.1 billion on June 30, 2018. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of June 30, 2018, are in North Carolina (33 percent), Tennessee (18 percent), Florida (15 percent), South Carolina (7 percent), Texas (6 percent), and Georgia (6 percent), with no other state representing more than 3 percent of the portfolio. This portfolio is segregated between the income-producing CRE class which contains loans, lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (26 percent), retail (20 percent), office (18 percent), industrial (12 percent), hospitality (10 percent), land/land development (2 percent), and other (12 percent).
The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes, and on a limited basis, for developing residential subdivisions. Subsequent to the Capital Bank merger completed in 2017, active residential CRE lending is now primarily focused in certain FHN core markets. Nearly all new originations are to “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder who demonstrates the ability to withstand cyclical downturns, maintains active development and investment activities providing for regular financing opportunities, and is fundamentally sound as evidenced by a prudent loan structure, appropriate covenants and recourse, and capable and willing sponsors in markets with positive homebuilding and economic dynamics.
CRE Asset Quality Trends
The CRE portfolio had continued stable performance as of June 30, 2018, with nonperforming loans flat at $1.4 million compared to December 31, 2017 and a $3.5 million decrease in delinquencies since December 31, 2017. The allowance increased $5.4 million from December 31, 2017, to $33.8 million as of June 30, 2018. The increase in allowance was driven by organic loan growth. Allowance as a percentage of loans increased 15 basis points from December 31, 2017, to .82 percent as of June 30, 2018. Nonperforming loans as a percentage of total CRE loans remained at .03 percent as of June 30, 2018. Accruing delinquencies as a percentage of period-end loans decreased to .06 percent as of June 30, 2018 from .15 percent as of year-end 2017. Net charge-offs were $.2 million in second quarter 2018 which can not be compared to $.1 million of net recoveries in second quarter 2017. The following table shows commercial real estate asset quality trends by segment.

Table 12—Commercial Real Estate Asset Quality Trends by Segment

2018
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$29,057	$—	$29,057
Charge-offs	(228)	—	(228)
Recoveries	75	—	75
Provision/(provision credit) for loan losses	4,928	—	4,928
Allowance for loan losses as of June 30	$33,832	$—	$33,832
Net charge-offs % (qtr. annualized)	0.01%	—%	0.01%
Allowance / net charge-offs	55.04	x	—	55.04	x

As of June 30
Period-end loans	$4,136,356	$—	$4,136,356
Nonperforming loans	1,443	—	1,443
Troubled debt restructurings	3,278	—	3,278
30+ Delinq. % (a)	0.06%	—%	0.06%
NPL %	0.03	—	0.03
Allowance / loans %	0.82	—	0.82

2017
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$30,888	$—	$30,888
Charge-offs	(20)	—	(20)
Recoveries	126	14	140
Provision/(provision credit) for loan losses	(524)	(14)	(538)
Allowance for loan losses as of June 30	$30,470	$—	$30,470
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

As of December 31
Period-end loans	$4,214,695	$—	$4,214,695
Nonperforming loans	1,393	—	1,393
Troubled debt restructurings	2,407	—	2,407
30+ Delinq. % (a)	0.15%	—%	0.15%
NPL %	0.03	—	0.03
Allowance / loans %	0.67	—	0.67
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $6.2 billion on June 30, 2018, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of June 30, 2018, are in Tennessee (53 percent), North Carolina (16 percent), Florida (11 percent), and California (4 percent), with no other state representing more than 3 percent of the portfolio. As of June 30, 2018, approximately 78 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 753 and refreshed FICO scores averaged 758 on both June 30, 2018, and December 31, 2017. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.6 billion of the consumer real estate portfolio as of June 30, 2018. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of June 30, 2018, approximately 70 percent of FHN's HELOCs are in the draw period compared to approximately 72 percent as of December 31, 2017. Based on when draw periods are scheduled to end per the line agreement, it is expected that $435.9 million, or 37 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 13—HELOC Draw To Repayment Schedule

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$93,323	8%	$138,333	10%
13-24	68,789	6	88,188	7
25-36	83,519	7	99,109	8
37-48	94,488	8	96,997	7
49-60	95,822	8	105,753	8
>60	721,775	63	792,723	60
Total	$1,157,716	100%	$1,321,103	100%

Consumer Real Estate Asset Quality Trends
The overall performance of the consumer real estate portfolio remained strong in second quarter 2018 despite deterioration of some metrics compared to year-end. Specifically, the regional bank’s NPLs as a percentage of loans increased 18 basis points to .57 percent and the 30+ delinquencies increased 11 basis points as of June 30, 2018. The balance of nonperforming loans increased $7.9 million to $79.4 million on June 30, 2018, primarily driven by the alignment of CBF's and FTB's policies related to second liens behind delinquent or modified first liens. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased $5.6 million from December 31, 2017, to $31.8 million as of June 30, 2018, with the majority of the decline attributable to the non-strategic segment. The allowance as a percentage of loans declined 8 basis points to .51 percent as of June 30, 2018, compared to year-end. Loans delinquent 30 or more days and still accruing increased from $41.5 million as of December 31, 2017, to $42.4 million as of June 30, 2018. The portfolio realized net recoveries of $4.0 million in second quarter 2018 compared to net recoveries of $1.2 million in second quarter 2017. The following table shows consumer real estate asset quality trends by segment.

Table 14—Consumer Real Estate Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$15,646	$17,104	$32,750
Charge-offs	(618)	(863)	(1,481)
Recoveries	1,113	4,331	5,444
Provision/(provision credit) for loan losses	(393)	(4,551)	(4,944)
Allowance for loan losses as of June 30	$15,748	$16,021	$31,769
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of June 30
Period-end loans	$5,733,823	$488,788	$6,222,611
Nonperforming loans	32,713	46,689	79,402
Troubled debt restructurings	44,481	77,854	122,335
30+ Delinq. % (a)	0.51%	2.63%	0.68%
NPL %	0.57	9.55	1.28
Allowance / loans %	0.27	3.28	0.51

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$19,204	$30,476	$49,680
Charge-offs	(793)	(3,158)	(3,951)
Recoveries	1,343	3,800	5,143
Provision/(provision credit) for loan losses	(1,873)	(2,930)	(4,803)
Allowance for loan losses as of June 30	$17,881	$28,188	$46,069
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of December 31
Period-end loans	$5,774,411	$593,344	$6,367,755
Nonperforming loans	22,678	48,809	71,487
Troubled debt restructurings	44,375	84,520	128,895
30+ Delinq. % (a)	0.40%	3.06%	0.65%
NPL %	0.39	8.23	1.12
Allowance / loans %	0.28	3.53	0.59
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage
The permanent mortgage portfolio was $.4 billion on June 30, 2018. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through legacy businesses. The regional banking segment primarily includes recently acquired mortgage loans associated with FHN’s CRA initiatives. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 19 percent of loan balances as of June 30, 2018, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off contributed to a majority of the $44.4 million decrease in permanent mortgage period-end balances from December 31, 2017, to June 30, 2018.
The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics may become skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL slightly decreased $1.5 million to $14.1 million as of June 30, 2018, from December 31, 2017. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 77 percent of the ALLL for the permanent mortgage portfolio as of June 30, 2018. Consolidated accruing delinquencies decreased $.6 million from year-end to $6.8 million as of June 30, 2018. Nonperforming loans decreased $2.0 million from December 31, 2017, to $24.4 million as of June 30, 2018. The portfolio experienced net recoveries of $.3 million in second quarter 2018 compared to net charge-offs of $.4 million in second quarter 2017. The following table shows permanent mortgage asset quality trends by segment.

Table 15—Permanent Mortgage Asset Quality Trends by Segment

2018
Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$2,546	N/A	$12,889	$15,435
Charge-offs	—	N/A	(300)	(300)
Recoveries	—	N/A	631	631
Provision/(provision credit) for loan losses	(68)	N/A	(1,620)	(1,688)
Allowance for loan losses as of June 30	$2,478	N/A	$11,600	$14,078
Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

As of June 30
Period-end loans	$109,499	$44,255	$201,162	$354,916
Nonperforming loans	341	1,746	22,283	24,370
Troubled debt restructurings	858	3,214	72,789	76,861
30+ Delinq. % (b)	0.69%	3.32%	2.28%	1.92%
NPL %	0.31	3.94	11.08	6.87
Allowance / loans %	2.26	N/A	5.77	3.97

2017
Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$1,857	N/A	$14,036	$15,893
Charge-offs	—	N/A	(843)	(843)
Recoveries	—	N/A	488	488
Provision/(provision credit) for loan losses	124	N/A	736	860
Allowance for loan losses as of June 30	$1,981	N/A	$14,417	$16,398
Net charge-offs % (qtr. annualized)	—%	N/A	0.56%	0.35%
Allowance / net charge-offs	NM	N/A	10.13	x	11.52	x

As of December 31
Period-end loans	$116,914	$53,556	$228,837	$399,307
Nonperforming loans	427	2,157	23,806	26,390
Troubled debt restructurings	941	3,637	80,216	84,794
30+ Delinq. % (b)	0.35%	3.98%	2.12%	1.85%
NPL %	0.37	4.03	10.40	6.61
Allowance / loans %	2.17	N/A	5.70	3.90
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.5 billion as of June 30, 2018, and primarily includes credit card receivables, automobile loans, and other consumer-related credits. The automobile loans are a run-off portfolio of indirect auto loans acquired through the CBF acquisition. As a result, asset quality metrics within this portfolio may become skewed as the auto loan portfolio continues to shrink. The allowance decreased $1.0 million from December 31, 2017, to $8.9 million as of June 30, 2018. Loans 30 days or more delinquent and accruing increased $2.2 million from December 31, 2017, to $9.9 million as of June 30, 2018. In second quarter 2018, FHN recognized $3.6 million of net charge-offs in the credit card and other portfolio, compared to $2.4 million in second quarter 2017. The following table shows credit card and other asset quality trends by segment.
Table 16—Credit Card and Other Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$9,641		$73	$9,714
Charge-offs	(4,664)		(48)	(4,712)
Recoveries	1,037		53	1,090
Provision/(provision credit) for loan losses	2,874		(17)	2,857
Allowance for loan losses as of June 30	$8,888		$61	$8,949
Net charge-offs % (qtr. annualized)	2.64%		NM	2.61%
Allowance / net charge-offs	0.61	x	NM	0.62	x

	As of June 30
Period-end loans	$543,617		$5,495	$549,112
Nonperforming loans	360		—	360
Troubled debt restructurings	580		24	604
30+ Delinq. % (a)	1.81%		1.31%	1.80%
NPL %	0.07		—	0.07
Allowance / loans %	1.64		1.11	1.63

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$12,394		$6	$12,400
Charge-offs	(3,084)		(67)	(3,151)
Recoveries	678		70	748
Provision/(provision credit) for loan losses	1,929		15	1,944
Allowance for loan losses as of June 30	$11,917		$24	$11,941
Net charge-offs % (qtr. annualized)	2.77%		NM	2.71%
Allowance / net charge-offs	1.24	x	NM	1.24	x

	As of December 31
Period-end loans	$613,540		$6,359	$619,899
Nonperforming loans	75		121	196
Troubled debt restructurings	564		29	593
30+ Delinq. % (a)	1.25%		0.95%	1.24%
NPL %	0.01		1.89	0.03
Allowance / loans %	1.61		1.36	1.61
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:
Table 17—Asset Quality by Portfolio

June 30	December 31
2018	2017
Key Portfolio Details
C&I
Period-end loans ($ millions)	$16,439	$16,057
30+ Delinq. % (a)	0.14%	0.19%
NPL %	0.12	0.19
Charge-offs % (qtr. annualized)	0.06	0.28
Allowance / loans %	0.59%	0.61%
Allowance / net charge-offs	10.73	x	2.52	x
Commercial Real Estate
Period-end loans ($ millions)	$4,136	$4,215
30+ Delinq. % (a)	0.06%	0.15%
NPL %	0.03	0.03
Charge-offs % (qtr. annualized)	0.01	NM
Allowance / loans %	0.82%	0.67%
Allowance / net charge-offs	55.04	x	NM
Consumer Real Estate
Period-end loans ($ millions)	$6,223	$6,368
30+ Delinq. % (a)	0.68%	0.65%
NPL %	1.28	1.12
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	0.51%	0.59%
Allowance / net charge-offs	NM	NM
Permanent Mortgage
Period-end loans ($ millions)	$355	$399
30+ Delinq. % (a)	1.92%	1.85%
NPL %	6.87	6.61
Charge-offs % (qtr. annualized)	NM	0.10
Allowance / loans %	3.97%	3.90%
Allowance / net charge-offs	NM	37.67	x
Credit Card and Other
Period-end loans ($ millions)	$549	$620
30+ Delinq. % (a)	1.80%	1.24%
NPL %	0.07	0.03
Charge-offs % (qtr. annualized)	2.61	2.30
Allowance / loans %	1.63%	1.61%
Allowance / net charge-offs	0.62	x	0.99	x
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased to $185.5 million on June 30, 2018, from $189.6 million on December 31, 2017. The ALLL as of June 30, 2018, reflects strong asset quality with the consumer real estate portfolio continuing to stabilize, historically low levels of net charge-offs, and declining non-strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, decreased 2 basis points to .67 percent on June 30, 2018, compared to December 31, 2017.
The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. There was no provision expense recorded in second quarter 2018 compared to a provision credit of $2.0 million in second quarter 2017.
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
Consolidated Net Charge-offs
Overall, net charge-offs continue to be at historical lows. Second quarter 2018 experienced net charge-offs of $1.7 million compared to $2.7 million of net charge-offs in second quarter 2017.
The commercial portfolio experienced $2.4 million of net charge-offs in second quarter 2018 compared to $1.1 million of net charge-offs in second quarter 2017. In addition, the consumer real estate portfolio experienced net recoveries of $4.0 million in second quarter 2018 compared to $1.2 million in net recoveries during second quarter 2017. Permanent mortgage and credit card and other experienced net charge-offs of $3.3 million in second quarter 2018 compared to $2.8 million a year ago.
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
Total nonperforming assets (including NPLs HFS) decreased to $157.0 million on June 30, 2018, from $177.2 million on December 31, 2017. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) decreased to .55 percent as of June 30, 2018, compared to .61 percent as of December 31, 2017. Portfolio nonperforming loans decreased $5.8 million from December 31, 2017, to $124.8 million on June 30, 2018. The decrease in nonperforming loans was primarily driven by the C&I portfolio which was partially offset by an increase in the consumer real estate portfolio.
The ratio of the ALLL to NPLs in the loan portfolio was 1.49 times as of June 30, 2018, compared to 1.45 times as of December 31, 2017. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 18 provides an activity rollforward of OREO balances for June 30, 2018 and 2017. The balance of OREO, exclusive of inventory from government insured mortgages, increased to $26.5 million as of June 30, 2018, from $7.0 million as of June 30, 2017, driven by the acquisition of CBF. In addition, FHN has executed sales of existing OREO and continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Moreover, property values have stabilized which also affects the balance of OREO.
Table 18—Rollforward of OREO

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$32,375	$10,259	$39,566	$11,235
Valuation adjustments	(262)	(176)	(1,422)	(621)
New foreclosed property	976	1,741	4,052	2,846
Disposal	(6,632)	(4,786)	(15,739)	(6,422)
Ending balance, June 30 (a)	$26,457	$7,038	$26,457	$7,038

(a)	Excludes OREO and receivables related to government insured mortgages of $3.8 million and $6.4 million as of June 30, 2018 and 2017, respectively.

The following table provides consolidated asset quality information for the three months ended June 30, 2018 and 2017, and as of June 30, 2018, and December 31, 2017:
Table 19—Asset Quality Information

Three Months Ended June 30
(Dollars in thousands)	2018	2017
Allowance for loan losses:
Beginning balance on April 1	$187,194	$201,968
Provision/(provision credit) for loan losses	—	(2,000)
Charge-offs	(10,008)	(9,830)
Recoveries	8,276	7,119
Ending balance on June 30	$185,462	$197,257
Reserve for remaining unfunded commitments	6,536	5,554
Total allowance for loan losses and reserve for unfunded commitments	$191,998	$202,811
Key ratios
Allowance / net charge-offs (a)	26.70	x	18.14	x
Net charge-offs % (b)	0.03%	0.06%

As of June 30	As of December 31
Nonperforming Assets by Segment	2018	2017
Regional Banking:
Nonperforming loans (c)	$51,092	$52,659
OREO (d)	22,288	34,844
Total Regional Banking	73,380	87,503
Non-Strategic:
Nonperforming loans (c)	71,954	75,803
Nonperforming loans held-for-sale net of fair value adjustment (c)	5,769	6,971
OREO (d)	4,168	4,722
Total Non-Strategic	81,891	87,496
Corporate:
Nonperforming loans (c)	1,746	2,157
Total Corporate	1,746	2,157
Total nonperforming assets (c) (d)	$157,017	$177,156

(a)	Ratio is total allowance divided by annualized net charge-offs.

(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

(c)	Excludes loans that are 90 or more days past due and still accruing interest.

(d)	Excludes OREO from government-insured mortgages.

Table 19—Asset Quality Information (continued)

	As of June 30		As of December 31
	2018		2017
Loans and commitments:
Total period-end loans, net of unearned income	$27,701,740		$27,658,929
Potential problem assets (a)	293,990		327,214
Loans 30 to 89 days past due	49,219		50,884
Loans 90 days past due (b) (c)	35,920		41,568
Loans held-for-sale 30 to 89 days past due	5,537		13,419
Loans held-for-sale 30 to 89 days past due—guaranteed portion (d)	5,128		5,975
Loans held-for-sale 90 days past due (c)	8,558		10,885
Loans held-for-sale 90 days past due—guaranteed portion (c) (d)	8,410		9,451
Remaining unfunded commitments	$10,228,615		$10,678,485
Key ratios
Allowance / loans %	0.67%		0.69%
Allowance / NPL	1.49	x	1.45	x
NPA % (e)	0.55%		0.61%
NPL %	0.45%		0.47%

(a)	Includes past due loans.

(b)	Excludes loans classified as held-for-sale.

(c)	Amounts are not included in nonperforming/nonaccrual loans.

(d)	Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $35.9 million on June 30, 2018, compared to $41.6 million on December 31, 2017. Loans 30 to 89 days past due decreased to $49.2 million on June 30, 2018, from $50.9 million on December 31, 2017. The decrease in past due loans was primarily driven by the C&I portfolio.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio were $294.0 million on June 30, 2018, $327.2 million on December 31, 2017, and $285.4 million on June 30, 2017. The decrease in potential problem assets was due to a net decrease in classified commercial loans primarily driven by two credits which were upgraded. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
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
On June 30, 2018 and December 31, 2017, FHN had $217.6 million and $234.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $31.5 million and $37.3 million, or 14 percent and 16 percent of TDR balances, as of June 30, 2018 and December 31, 2017, respectively. Additionally, FHN had $60.5 million and $63.2 million of HFS loans classified as TDRs as of June 30, 2018 and December 31, 2017, respectively. Total held-to-

maturity TDRs decreased by $16.8 million with the majority of the decline attributable to consumer real estate and permanent mortgage loans.
The following table provides a summary of TDRs for the periods ended June 30, 2018 and December 31, 2017:
Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of June 30, 2018	As of December 31, 2017
Held-to-maturity:
Permanent mortgage:
Current	$58,917	$63,891
Delinquent	2,258	4,463
Non-accrual (a)	15,686	16,440
Total permanent mortgage	76,861	84,794
Consumer real estate:
Current	75,931	84,697
Delinquent	2,179	1,975
Non-accrual (b)	44,225	42,223
Total consumer real estate	122,335	128,895
Credit card and other:
Current	597	544
Delinquent	7	49
Non-accrual	—	—
Total credit card and other	604	593
Commercial loans:
Current	15,492	15,311
Delinquent	—	—
Non-accrual	2,330	4,766
Total commercial loans	17,822	20,077
Total held-to-maturity	$217,622	$234,359
Held-for-sale:
Current	$44,713	$43,455
Delinquent	9,577	13,269
Non-accrual	6,184	6,515
Total held-for-sale	60,474	63,239
Total troubled debt restructurings	$278,096	$297,598

(a)	Balances as of June 30, 2018 and December 31, 2017, include $4.2 million and $5.1 million, respectively, of discharged bankruptcies.

(b)	Balances as of June 30, 2018 and December 31, 2017, include $12.2 million and $13.4 million, respectively, of discharged bankruptcies.
RISK MANAGEMENT
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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018			As of June 30, 2018
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,747	$2,021	$1,496	$1,747	$2,294	$1,148	$1,921
SVaR	9,568	11,465	8,009	9,664	11,918	6,576	8,767
10-day
VaR	3,825	4,349	3,343	3,885	4,589	2,601	3,635
SVaR	27,375	32,343	22,100	27,421	32,343	20,382	28,588

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017			As of June 30, 2017
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,668	$2,394	$1,210	$1,365	$2,394	$779	$1,605
SVaR	4,436	6,284	3,217	3,745	6,284	1,775	3,217
10-day
VaR	3,644	5,251	2,503	3,249	5,712	1,759	4,009
SVaR	15,686	24,550	11,176	12,568	24,550	4,916	11,176

				Year Ended December 31, 2017			As of December 31, 2017
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$1,529	$3,310	$521	$1,287
SVaR				4,704	8,301	1,775	6,230
10-day
VaR				3,560	8,039	870	3,059
SVaR				15,511	28,232	4,916	19,813
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of June 30, 2018		As of June 30, 2017		As of December 31, 2017
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1,035	$2,263	$1,194	$4,664	$930	$2,084
Credit spread risk	555	1,009	433	570	305	471

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
Based on a static balance sheet as of June 30, 2018, net interest income exposure over the next 12 months assuming a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points is estimated to have a favorable variance of .9 percent, 1.7 percent, 3.1 percent, and 6.1 percent, respectively of base net interest income. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable variance in net interest income of .5 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable variance in net interest income of .9 percent of base net interest income. A rate shock of minus 25 basis points and minus 50 basis points results in an unfavorable variance in net interest income of .4 percent and 2.2 percent, respectively, of base net interest income. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($1.5 billion was available at June 30, 2018), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 103 percent on June 30, 2018 compared to 101 percent on December 31, 2017.
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
Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of June 30, 2018, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank's total amount available for dividends was $149.1 million as of July 1, 2018. Consequently, on that date the bank could pay common dividends up to that amount to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA declared and paid common dividends to FHN in second and third quarter 2018 in the amount of $90 million and $145 million, respectively. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in the amount of $250 million in 2017. FTBNA declared and paid preferred dividends in first and second quarter 2018 and each quarter of 2017, with OCC approval as necessary. Additionally, FTBNA declared preferred dividends in third quarter 2018, payable in October 2018.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.12 per common share on July 2, 2018, and in July 2018 the Board approved a $.12 per common share cash dividend payable on October 1, 2018, to shareholders of record on September 7, 2018. FHN paid a cash dividend of $1,550.00 per preferred share on July 10, 2018, and in July 2018 the Board approved a $1,550.00 per preferred share cash dividend payable on October 10, 2018, to shareholders of record on September 25, 2018.

CASH FLOWS
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2018 and 2017. The level of cash and cash equivalents increased $25.0 million during the first half of 2018 compared to an increase of $41.3 million in first half of 2017. In 2018, cash provided by investing and operating activities was more than cash used by financing activities. In 2017, cash provided by financing activities more than offset cash used by investing and operating activities.
Net cash provided by investing activities was $428.9 million in the first half of 2018, primarily driven by a decrease in interest-bearing cash. Additionally, a net decrease in the AFS securities portfolio positively impacted cash flows during the six months ended June 30, 2018, but was somewhat offset by cash paid associated with the cancellation of common shares in connection with CBF dissenting shareholders and cash paid related to the divestiture of two branches. Net cash provided by operating activities was $43.9 million in first half of 2018 and was primarily the result of a net increase in fixed income trading activities of $438.0 million and favorably driven cash-related net income items. Cash outflows of $616.6 million related to a net increase in loans HFS negatively impacted operating cash flows during the first half of 2018, as purchases of government guaranteed loans outpaced sales, including the sale of approximately $120 million UPB of subprime auto loans. Net cash used in financing activities was $447.8 million in first half of 2018, largely driven by a decrease in short-term borrowings, somewhat offset by an increase in deposits. The decrease in short-term borrowings was primarily the result of a decline in FHLB borrowings, which fluctuate largely based on loan demand, deposit levels and balance sheet funding strategies.
Net cash provided by financing activities was $523.1 million in the first half of 2017, largely driven by an increase in short-term borrowings (primarily FHLB borrowings) used to fund loan growth, somewhat offset by a decline in market-indexed deposits. Net cash used by investing activities was $35.6 million in the first half of 2017, as loan growth and cash paid to acquire Coastal, was partially offset by a $490.5 million decrease in interest bearing cash. Net cash used by operating activities was $446.1 million in the first half of 2017. Operating cash decreased in the first half of 2017 primarily due to net cash outflows of $445.4 million related to fixed income trading activities, an $85.4 million increase in loans held-for-sale, and cash outflows of $57.0 million related to operating assets and liabilities, but were somewhat offset by favorably driven cash-related net income items.
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
Repurchase and Make-Whole Obligations
As mentioned in Note 10 - Contingencies and Other Disclosures - starting in 2009 FHN received a high number of claims (primarily from GSEs, but to a lesser extent from purchasers of other whole loans sold) either to repurchase loans from the purchaser or to pay the purchaser to “make them whole” for economic losses incurred. FHN has not received a loan repurchase or make-whole claim from the FH proprietary securitization trustee.

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
FH Proprietary Securitization Actions
FHN has potential financial exposure from FH proprietary securitizations outside of the repurchase/make-whole process. Several investors in certificates sued FHN and others starting in 2009, and several underwriters or other counterparties have demanded that FHN indemnify and defend them in securitization lawsuits. The pending suits generally assert that disclosures made to investors in the offering and sale of certificates were legally deficient. A number of those matters have settled or otherwise been resolved. On June 30, 2018, the remaining UPB of loans held in FH proprietary securitizations was $2.6 billion, comprised of $1.9 billion of Alt-A loans and $.7 billion of Jumbo loans. See Note 10 – Contingencies and Other Disclosures for a discussion of certain actions pending in relation to FH proprietary securitizations.
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
Active Pipeline
FHN accumulates the amount of repurchase requests, make-whole claims, and certain other related claims into the “active pipeline.” The active pipeline includes the amount of claims for loan repurchase, make-whole payments, loans as to which MI has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Additionally, FHN is responsible for covering losses for purchasers to the extent there is a shortfall in MI insurance coverage (MI curtailment). MI curtailment requests are the largest portion of the active pipeline and are intended only to cover the shortfall in MI insurance proceeds; as a result, FHN's currently accrued loss from MI curtailments as a percentage of UPB is significantly lower than that of a repurchase or make-whole claim. On June 30, 2018, the active pipeline was $12.0 million, compared to $44.1 million on December 31, 2017.
At June 30, 2018, the active pipeline contained no loan repurchase or make-whole requests from the FH proprietary securitization trustee related to first lien mortgage loans based on claims related to breaches of representations and warranties related to origination.
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
Repurchase Accrual Approach
Repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs are significant components of FHN’s remaining repurchase liability as of June 30, 2018. Other components of that liability primarily relate to other whole loans sold, MI rescissions, and loans included in bulk servicing sales effected prior to the DRAs.
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

The following table provides a rollforward of the legacy mortgage repurchase liability for the three and six months ended June 30, 2018 and 2017:
Table 23—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Legacy Mortgage
Beginning balance	$33,490	$64,777	$33,556	$65,309
Provision/(provision credit) for repurchase and foreclosure losses	(252)	(21,733)	(324)	(21,971)
Net realized losses	(1,015)	(8,445)	(1,009)	(8,739)
Balance on June 30	$32,223	$34,599	$32,223	$34,599

Other FHN Mortgage Exposures
At June 30, 2018, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.
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
Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically, the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; and (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees. At June 30, 2018, FHN’s repurchase and foreclosure liability included certain known exposures from other whole loans sold.
MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are FHN’s strategic initiatives, changes in the U.S. economy and outlook, government actions affecting interest rates, and potential changes in federal policies. In addition, legacy matters in the non-strategic segment could continue to impact FHN’s quarterly results in ways which are both difficult to predict and unrelated to current operations.
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
Performance by FHN, and the entire U.S. financial services industry, is affected considerably by the overall health of the U.S. economy. The most recent recession ended in 2009. Growth during the economic expansion since 2009 for many years was muted, compared to earlier recoveries, and somewhat inconsistent from one quarter to the next. Though the economic expansion is over 8 years old, currently the U.S. economy does not appear to be weakening or falling back into recession. In fact, starting in 2017, many aspects of the economy have strengthened. A continuation of the current expansion would support, rather than hinder, future loan and other financial activity growth.
Starting in 2015, the Federal Reserve has raised short-term interest rates several times, in each case by 25 basis points, signaling a willingness to continue to raise rates in a measured fashion depending on economic data and trends. If the Fed continues to raise rates, FHN’s net interest margin in the future is likely to continue an improving trend. However, in many instances long-term rates have not risen as much or as quickly as short-term rates, resulting in a flatter yield curve and adverse pressure on net interest margin and our fixed income business. Moreover, if future economic data shows a risk of lower growth or recession, interest rates may stall or even fall, which likely would adversely impact FHN’s net interest margin.  Falling and/or moderately volatile interest rates, however, should enhance activity within FHN’s Fixed Income business.
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

NON-GAAP INFORMATION
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2018	2017	2018	2017
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$4,552,546	$2,778,169	$4,563,172	$2,750,571
Less: Average noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624	95,624	95,624
(A) Total average common equity	$4,161,491	$2,387,114	$4,172,117	$2,359,516
Less: Average intangible assets (GAAP) (b)	1,569,449	281,326	1,568,743	246,734
(B) Average Tangible Common Equity (Non-GAAP)	$2,592,042	$2,105,788	$2,603,374	$2,112,782
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$327,257	$364,206	$347,282	$292,040
Ratios
(C)/(A) Return on average common equity (“ROE”) (GAAP) (c)	7.86%	15.26%	8.32%	12.38%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	12.63	17.30	13.34	13.82

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

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 119 of this report and the subsections entitled “Market Risk Management” beginning on page 119 and “Interest Rate Risk Management” beginning on page 121 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 56-62 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017, including in particular the section entitled “Risk Management” beginning on page 52 of that Report and the subsections entitled “Market Risk Management” beginning on page 53 and “Interest Rate Risk Management” appearing on pages 55-56 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 163-169 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 38 of this report is incorporated into this Item by reference.

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)
The "Common Stock Purchase Programs” section including tables 9(a) and 9(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 101 of this report, is incorporated herein by reference.

Although technically not called for by this Item, the disclosure under the caption "Cancellation of Dissenters' Shares," appearing on page 102 of this report, also is incorporated into this Item by reference.

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

Exhibit	Description
3.1	Restated Charter of FHN, incorporated by reference to Exhibit 3.1 to FHN's Current Report on Form 8-K dated July 24, 2018.

3.2	Bylaws of FHN, as amended and restated July 24, 2018, incorporated by reference to Exhibit 3.2 to FHN's Current Report on Form 8-K dated July 24, 2018.

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

101***
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at June 30, 2018 and December 31, 2017; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2018 and 2017; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017; (iv) Consolidated Condensed Statements of Equity for the Six Months Ended June 30, 2018 and 2017; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; (vi) Notes to Consolidated Condensed Financial Statements.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: August 7, 2018	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)