Form 10-Q
period 2018-09-30
FIRST HORIZON NATIONAL CORP
filed 2018-11-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2018
Common Stock, $.625 par value	323,942,816

FIRST HORIZON NATIONAL CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)	December 31
	September 30
(Dollars in thousands, except per share amounts)	2018	2017
Assets:
Cash and due from banks	$642,051	$639,073
Federal funds sold	113,722	87,364
Securities purchased under agreements to resell (Note 15)	687,437	725,609
Total cash and cash equivalents	1,443,210	1,452,046
Interest-bearing cash	531,681	1,185,600
Trading securities	1,930,991	1,416,345
Loans held-for-sale (a)	725,651	699,377
Securities available-for-sale (Note 3)	4,608,383	5,170,255
Securities held-to-maturity (Note 3)	10,000	10,000
Loans, net of unearned income (Note 4) (b)	27,350,214	27,658,929
Less: Allowance for loan losses (Note 5)	185,959	189,555
Total net loans	27,164,255	27,469,374
Goodwill (Note 6)	1,409,822	1,386,853
Other intangible assets, net (Note 6)	161,495	184,389
Fixed income receivables	177,802	68,693
Premises and equipment, net (September 30, 2018 and December 31, 2017 include $30.1 million and $53.2 million, respectively, classified as held-for-sale)	506,453	532,251
Other real estate owned (“OREO”) (c)	28,628	43,382
Derivative assets (Note 14)	54,476	81,634
Other assets	1,883,077	1,723,189
Total assets	$40,635,924	$41,423,388
Liabilities and equity:
Deposits:
Savings (December 31, 2017 includes $22.6 million classified as held-for-sale)	$11,157,023	$10,872,665
Time deposits, net (December 31, 2017 includes $8.0 million classified as held-for-sale)	4,056,184	3,322,921
Other interest-bearing deposits	7,768,997	8,401,773
Interest-bearing	22,982,204	22,597,359
Noninterest-bearing (December 31, 2017 includes $4.8 million classified as held-for-sale)	8,025,881	8,023,003
Total deposits	31,008,085	30,620,362
Federal funds purchased	437,474	399,820
Securities sold under agreements to repurchase (Note 15)	678,510	656,602
Trading liabilities	739,694	638,515
Other short-term borrowings	1,069,912	2,626,213
Term borrowings	1,200,134	1,218,097
Fixed income payables	36,939	48,996
Derivative liabilities (Note 14)	170,324	85,061
Other liabilities	552,921	549,234
Total liabilities	35,893,993	36,842,900
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on September 30, 2018 and December 31, 2017)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 323,942,816 on September 30, 2018 and 326,736,214 on December 31, 2017)	202,464	204,211
Capital surplus	3,101,102	3,147,613
Undivided profits	1,484,959	1,160,434
Accumulated other comprehensive loss, net (Note 8)	(437,649)	(322,825)
Total First Horizon National Corporation Shareholders’ Equity	4,446,500	4,285,057
Noncontrolling interest	295,431	295,431
Total equity	4,741,931	4,580,488
Total liabilities and equity	$40,635,924	$41,423,388
See accompanying notes to consolidated condensed financial statements.

(a)	September 30, 2018 and December 31, 2017 include $9.2 million and $11.7 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)
September 30, 2018 and December 31, 2017 include $20.8 million and $22.7 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.

(c)	September 30, 2018 and December 31, 2017 include $11.0 million and $12.2 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$331,000	$205,220	$954,467	$578,264
Interest on investment securities available-for-sale	32,391	25,575	97,872	76,867
Interest on investment securities held-to-maturity	131	131	394	460
Interest on loans held-for-sale	9,977	6,123	33,349	10,916
Interest on trading securities	14,130	8,262	43,280	24,033
Interest on other earning assets	6,040	2,834	15,473	11,757
Total interest income	393,669	248,145	1,144,835	702,297
Interest expense:
Interest on deposits:
Savings	30,022	10,920	70,522	31,324
Time deposits	14,667	2,591	35,428	8,342
Other interest-bearing deposits	14,401	6,759	36,922	15,976
Interest on trading liabilities	5,125	3,298	15,039	11,282
Interest on short-term borrowings	9,762	4,998	29,914	9,293
Interest on term borrowings	13,992	9,762	39,205	25,854
Total interest expense	87,969	38,328	227,030	102,071
Net interest income	305,700	209,817	917,805	600,226
Provision/(provision credit) for loan losses	2,000	—	1,000	(3,000)
Net interest income after provision/(provision credit) for loan losses	303,700	209,817	916,805	603,226
Noninterest income:
Fixed income	44,813	55,758	128,016	161,546
Deposit transactions and cash management	35,792	28,011	107,859	80,434
Brokerage, management fees and commissions	14,200	11,937	41,423	35,872
Trust services and investment management	7,438	6,953	22,847	21,304
Bankcard income	6,878	6,170	19,958	17,230
Bank-owned life insurance ("BOLI")	4,337	3,539	14,103	11,137
Debt securities gains/(losses), net (Note 3 and Note 8)	—	1	52	450
Equity securities gains/(losses), net (Note 3)	212,859	5	212,924	5
All other income and commissions (Note 7)	22,655	43	65,332	29,051
Total noninterest income	348,972	112,417	612,514	357,029
Adjusted gross income after provision/(provision credit) for loan losses	652,672	322,234	1,529,319	960,255
Noninterest expense:
Employee compensation, incentives, and benefits	164,839	137,383	501,983	410,153
Occupancy	20,002	13,619	62,956	38,759
Computer software	15,693	11,993	45,948	35,077
Operational services	13,121	10,805	43,335	33,204
Equipment rentals, depreciation, and maintenance	9,423	6,626	30,149	20,013
Professional fees	9,270	6,566	36,957	20,971
Advertising and public relations	8,365	5,205	17,034	13,901
FDIC premium expense	7,850	6,062	26,442	17,728
Communications and courier	7,014	4,328	22,776	12,245
Amortization of intangible assets	6,460	1,964	19,394	5,160
Contract employment and outsourcing	4,314	2,762	14,274	8,975
Legal fees	2,541	2,052	7,670	10,831
Repurchase and foreclosure provision/(provision credit)	(562)	(609)	(886)	(22,580)
All other expense (Note 7)	25,701	28,113	112,032	72,554
Total noninterest expense	294,031	236,869	940,064	676,991
Income/(loss) before income taxes	358,641	85,365	589,255	283,264
Provision/(benefit) for income taxes	83,925	13,596	133,553	57,903
Net income/(loss)	$274,716	$71,769	$455,702	$225,361
Net income attributable to noncontrolling interest	2,883	2,883	8,555	8,555
Net income/(loss) attributable to controlling interest	$271,833	$68,886	$447,147	$216,806
Preferred stock dividends	1,550	1,550	4,650	4,650
Net income/(loss) available to common shareholders	$270,283	$67,336	$442,497	$212,156
Basic earnings/(loss) per share (Note 9)	$0.83	$0.29	$1.36	$0.91
Diluted earnings/(loss) per share (Note 9)	$0.83	$0.28	$1.35	$0.90
Weighted average common shares (Note 9)	324,406	233,749	325,341	233,438
Diluted average common shares (Note 9)	327,252	236,340	328,645	236,372
Cash dividends declared per common share	$0.12	$0.09	$0.36	$0.27
Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See Note 1 - Financial Information for additional information.
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2018	2017	2018	2017
Net income/(loss)	$274,716	$71,769	$455,702	$225,361
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	(25,924)	3,917	(106,561)	11,292
Net unrealized gains/(losses) on cash flow hedges	(1,746)	(734)	(13,533)	(493)
Net unrealized gains/(losses) on pension and other postretirement plans	2,135	1,895	5,481	4,471
Other comprehensive income/(loss)	(25,535)	5,078	(114,613)	15,270
Comprehensive income	249,181	76,847	341,089	240,631
Comprehensive income attributable to noncontrolling interest	2,883	2,883	8,555	8,555
Comprehensive income attributable to controlling interest	$246,298	$73,964	$332,534	$232,076
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$(8,510)	$2,430	$(34,981)	$7,002
Net unrealized gains/(losses) on cash flow hedges	(573)	(455)	(4,443)	(306)
Net unrealized gains/(losses) on pension and other postretirement plans	701	1,175	1,799	2,772
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	First Horizon National Corporation
	2018			2017
(Dollars in thousands except per share data) (Unaudited)	Controlling Interest	Noncontrolling Interest	Total	Controlling Interest	Noncontrolling Interest	Total
Balance, January 1	$4,285,057	$295,431	$4,580,488	$2,409,653	$295,431	$2,705,084
Adjustment to reflect adoption of ASU 2017-12	67	—	67	—	—	—
Beginning balance, as adjusted	$4,285,124	$295,431	$4,580,555	$2,409,653	$295,431	$2,705,084
Net income/(loss)	447,147	8,555	455,702	216,806	8,555	225,361
Other comprehensive income/(loss) (a)	(114,613)	—	(114,613)	15,270	—	15,270
Comprehensive income/(loss)	332,534	8,555	341,089	232,076	8,555	240,631
Cash dividends declared:
Preferred stock ($4,650 per share for the nine months ended September 30, 2018 and 2017)	(4,650)	—	(4,650)	(4,650)	—	(4,650)
Common stock ($.36 and $.27 per share for the nine months ended September 30, 2018 and 2017, respectively)	(118,250)	—	(118,250)	(63,777)	—	(63,777)
Common stock repurchased (b)	(23,997)	—	(23,997)	(5,285)	—	(5,285)
Common stock issued for:
Stock options and restricted stock - equity awards	4,442	—	4,442	5,132	—	5,132
Acquisition equity adjustment (c)	(46,035)	—	(46,035)	—	—	—
Stock-based compensation expense	17,465	—	17,465	14,971	—	14,971
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(8,555)	(8,555)	—	(8,555)	(8,555)
Other	(133)	—	(133)	—	—	—
Balance, September 30	$4,446,500	$295,431	$4,741,931	$2,588,120	$295,431	$2,883,551
See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	2018 includes $19.0 million repurchased under share repurchase programs.

(c)	See Note 2- Acquisitions and Divestitures for additional information.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Nine months ended September 30
(Dollars in thousands) (Unaudited)	2018	2017
Operating Activities
Net income/(loss)	$455,702	$225,361
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	1,000	(3,000)
Provision/(benefit) for deferred income taxes	106,314	(547)
Depreciation and amortization of premises and equipment	35,700	25,052
Amortization of intangible assets	19,394	5,160
Net other amortization and accretion	(9,991)	22,921
Net (increase)/decrease in derivatives	86,135	(14,670)
Fair value adjustment on interest-only strips	(840)	(107)
Repurchase and foreclosure provision/(provision credit)	—	(20,000)
(Gains)/losses and write-downs on OREO, net	814	44
Litigation and regulatory matters	(1,447)	7,409
Stock-based compensation expense	17,465	14,971
Gain on sale of held-to-maturity loans	3,777	—
Equity securities (gains)/losses, net	(212,924)	(5)
Debt securities (gains)/losses, net	(52)	(450)
(Gain)/loss on extinguishment of debt	1	14,329
Net (gains)/losses on sale/disposal of fixed assets	(2,469)	(13)
(Gain)/loss on BOLI	(2,785)	(3,500)
Loans held-for-sale:
Purchases and originations	(1,729,549)	(1,252,300)
Gross proceeds from settlements and sales (a)	751,589	1,252,477
(Gain)/loss due to fair value adjustments and other	13,755	2,485
Net (increase)/decrease in:
Trading securities	392,411	(433,897)
Fixed income receivables	(109,109)	(11,339)
Interest receivable	(14,052)	(7,171)
Other assets	(6,699)	(51,575)
Net increase/(decrease) in:
Trading liabilities	101,179	17,180
Fixed income payables	(12,057)	(73,187)
Interest payable	16,610	8,869
Other liabilities	(30,717)	(35,770)
Total adjustments	(586,547)	(536,634)
Net cash provided/(used) by operating activities	(130,845)	(311,273)
Investing Activities
Available-for-sale securities:
Sales	15,137	3,360
Maturities	510,232	420,136
Purchases	(362,215)	(426,129)
Held-to-maturity securities:
Prepayments and maturities	—	4,740
Premises and equipment:
Sales	22,794	2,577
Purchases	(32,928)	(30,395)
Proceeds from the sale of Visa Class B shares	240,206	—
Proceeds from sales of OREO	25,328	9,235
Proceeds from sales of loans classified as held-to-maturity	50,498	—
Proceeds from BOLI	11,559	5,850
Net (increase)/decrease in:
Loans	283,922	(586,426)
Interests retained from securitizations classified as trading securities	731	648
Interest-bearing cash	653,919	459,840
Cash paid related to divestitures	(27,599)	—
Cash (paid)/received for acquisition, net (b)	(46,017)	(123,971)
Net cash provided/(used) by investing activities	1,345,567	(260,535)
Financing Activities

Common stock:
Stock options exercised	4,443	5,173
Cash dividends paid	(99,753)	(58,850)
Repurchase of shares (c)	(23,997)	(5,285)
Cash dividends paid - preferred stock - noncontrolling interest	(8,555)	(8,523)
Cash dividends paid - Series A preferred stock	(4,650)	(4,650)
Term borrowings:
Issuance	—	121,184
Payments/maturities	(17,565)	(145,285)
Increases in restricted and secured term borrowings	5,646	29,231
Net increase/(decrease) in:
Deposits	417,612	(572,621)
Short-term borrowings	(1,496,739)	1,261,395
Net cash provided/(used) by financing activities	(1,223,558)	621,769
Net increase/(decrease) in cash and cash equivalents	(8,836)	49,961
Cash and cash equivalents at beginning of period	1,452,046	1,037,794
Cash and cash equivalents at end of period	$1,443,210	$1,087,755
Supplemental Disclosures
Total interest paid	$208,160	$92,405
Total taxes paid	12,779	38,151
Total taxes refunded	1,576	8,201
Transfer from loans to OREO	11,388	5,564
Transfer from loans HFS to trading securities	907,788	829,668
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
(c) 2018 includes $19.0 million repurchased under share repurchase programs.

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

Contract Balances. As of September 30, 2018, accounts receivable related to products and services on non-interest income were $9.0 million. For the three and nine months ended September 30, 2018, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Condensed Statement of Condition as of September 30, 2018.

Transaction Price Allocated to Remaining Performance Obligations. For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was not material.

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
Other equity investments primarily consist of mutual funds which are marked to fair value through earnings. Smaller balances of equity investments without a readily determinable fair value are recorded at cost minus impairment with adjustments through earnings for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Upon adoption, FHN reclassified $265.9 million of equity investments out of AFS securities to Other assets, leaving only debt securities within the AFS classification. FHN evaluated the nature of its current equity investments (excluding FRB and FHLB stock holdings which are specifically exempted from the provisions of ASU 2016-01) and determined that substantially all qualified for the election available to assets without readily determinable fair values. Accordingly, FHN has applied this election and any future fair value marks for these investments will be recognized through earnings on a prospective basis subsequent to adoption. The requirements of ASU 2016-01 related to assessment of deferred tax assets and disclosure of the fair value of financial instruments did not have a significant effect on FHN because its current accounting and disclosure practices conform to the requirements of ASU 2016-01.

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Fiscal Years Ended December 31
(Dollars in thousands)			2017	2016	2015

Proceeds from BOLI	$160	$5,850	$11,440	$2,740	$2,425

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Fiscal Years Ended December 31
(Dollars in thousands)			2017	2016	2015

Net periodic benefit cost reclassified	$415	$1,665	$1,946	$(843)	$(1,168)

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

In July 2018, the FASB issued ASU 2018-11, “Leases - Targeted Improvements,” which provides an election for a cumulative effect adjustment to retained earnings upon initial adoption of ASU 2016-02. Alternatively, under the initial guidance of ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest comparative period presented using a modified retrospective approach. Both adoption alternatives include a number of optional practical expedients that entities may elect to apply, which would result in continuing to account for leases that commence before the effective date in accordance with previous requirements (unless the lease is modified) except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous requirements. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from lease arrangements. ASU 2016-02 and ASU 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. FHN continues to evaluate the impact of ASU 2016-02 on its current accounting and disclosure practices. Upon adoption, FHN intends to utilize the cumulative effect transition alternative provided by ASU 2018-11. FHN also intends to utilize the lease classification practical expedients and the short-term lease exemption upon adoption. FHN currently estimates that adoption of ASU 2016-02 will result in recognition of lease assets of approximately $185 million and lease liabilities of approximately $195 million along with smaller impacts to other balance sheet classifications as well as an after-tax increase in retained earnings of approximately $3 million, primarily reflecting the recognition of deferred gains associated with prior sale-leaseback transactions. Since FHN will elect to determine the discount rate on leases as of the effective date and will also elect to use hindsight in determining remaining lease terms as well as impairments of lease assets resulting from lease abandonments upon adoption, this amount may change based on revisions to the inputs used in calculating this estimated adoption effect.

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

Note 1 – Financial Information (Continued)

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which makes multiple revisions to current disclosures requirements for fair value measurements. ASU 2018-13 removes the disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of recognition for transfers between fair value levels and the discussion of valuation processes for Level 3 measurements. Additional disclosure is required for unrealized gains and losses recognized with accumulated other comprehensive income and the weighted average and range of unobservable inputs used in Level 3 measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted at an individual level for each removed or modified disclosure while adoption of other changes may be delayed until their effective date. FHN is assessing the effects of ASU 2018-13 on its current fair value disclosures.

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which makes multiple revisions to the disclosure requirements for defined benefit pension and postretirement plans. ASU 2018-14 removes the disclosure requirements for 1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, 2) the amount and timing of plan assets expected to be returned to the employer, and 3) the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. ASU 2018-14 adds disclosures for 1) the weighted-average interest crediting rates for plans with promised interest crediting rates, 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period, 3) the projected benefit obligation ("PBO") and fair value of plan assets for plans with PBOs in excess of plan assets and 4) the accumulated benefit obligation ("ABO") and fair value of plan assets for plans with ABOs in excess of plan assets. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 with full

Note 1 – Financial Information (Continued)

retrospective presentation required. Early adoption is permitted. FHN is assessing the effects of ASU 2018-14 on its current benefit plan disclosures.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Capitalized implemented costs are required to be expensed over the term of the hosting arrangement which includes the non-cancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. ASU 2018-15 also requires application of the impairment guidance applicable to long-lived assets to the capitalized implementation costs. Amortization expense related to capitalized implementation costs must be presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and payments for capitalized implementation costs will be classified in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Capitalized implementation costs will be presented in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. Adoption may be either fully retrospective or prospective only. FHN is assessing the effects of ASU 2018-15 on it current accounting practices.

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

	Capital Bank Financial Corporation
	As	Purchase Accounting/Fair
	Acquired	Value Adjustments (unaudited)				As recorded
(Dollars in thousands)	(unaudited)	2017		2018 (a)		by FHN
Assets:
Cash and cash equivalents	$205,999	$—		$—		$205,999
Trading securities	4,758	(4,758)	(b)	—		—
Loans held-for-sale	—	134,003		(9,085)		124,918
Securities available-for-sale	1,017,867	175,526		—		1,193,393
Securities held-to-maturity	177,549	(177,549)		—		—
Loans	7,596,049	(320,372)		867		7,276,544
Allowance for loan losses	(45,711)	45,711		—		—
CBF Goodwill	231,292	(231,292)		—		—
Other intangible assets	24,498	119,302		(2,593)		141,207
Premises and equipment	196,298	37,054		(2,351)		231,001
OREO	43,077	(9,149)		(315)		33,613
Other assets	617,232	41,320	(c)	(7,248)	(c)	651,304
Total assets acquired	$10,068,908	$(190,204)		$(20,725)		$9,857,979

Liabilities:
Deposits	$8,141,593	$(849)		$(642)		$8,140,102
Securities sold under agreements to repurchase	26,664	—		—		26,664
Other short-term borrowings	390,391	—		—		390,391
Term borrowings	119,486	67,683		—		187,169
Other liabilities	59,995	4,291		2,908		67,194
Total liabilities assumed	8,738,129	71,125		2,266		8,811,520
Net assets acquired	$1,330,779	$(261,329)		$(22,991)		1,046,459
Consideration paid:
Equity						(1,746,724)
Cash						(469,609)
Total consideration paid						(2,216,333)
Goodwill						$1,169,874

(a)
Amounts reflect adjustments made to provisional fair value estimates during the measurement period ending November 30, 2018. These adjustments were recorded in FHN's Consolidated Condensed Statement of Condition as of September 30, 2018 with a corresponding adjustment to goodwill.

(b)	Amount represents a conformity adjustment to align with FHN presentation.

(c)	Amount primarily relates to a net deferred tax asset recorded for the effects of the purchase accounting adjustments.

Note 2 – Acquisitions and Divestitures (Continued)

Due to the timing of merger completion in relation to the previous year end, the fact that back office functions (including loan and deposit processing) have only recently been integrated, the evaluation of post-merger activity, and the extended information gathering and management review processes required to properly record acquired assets and liabilities, FHN considers its valuations of CBF's loans, loans held-for-sale, premises and equipment, other assets, tax receivables and payables, lease intangibles, other liabilities and acquired contingencies to be provisional as management continues to identify and assess information regarding the nature of these assets and liabilities and reviews the associated valuation assumptions and methodologies. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered provisional as FHN continues to evaluate the nature and extent of temporary (timing) and permanent differences between the book and tax bases of the acquired assets and liabilities assumed. Additionally, the accounting policies of both FHN and CBF are in the process of being reviewed in detail. Upon completion of such review, conforming adjustments or financial statement reclassification may be determined.
In relation to the acquisition, FHN has recorded preliminary goodwill of approximately $1.2 billion, representing the excess of acquisition consideration over the estimated fair value of net assets acquired.
All expenses related to the merger and integration with CBF are recorded in FHN's Corporate segment. Integration activities were substantially completed in second quarter 2018.
Total CBF merger and integration expense recognized for the three and nine months ended September 30, 2018 and 2017 are presented in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Professional fees (a)	$4,594	$3,492	$19,215	$8,004
Employee compensation, incentives and benefits (b)	1,965	232	8,459	232
Contract employment and outsourcing (c)	599	351	3,702	351
Occupancy (d)	100	15	2,321	15
Miscellaneous expense (e)	1,384	130	6,522	234
All other expense (f)	1,548	2,771	41,833	2,786
Total	$10,190	$6,991	$82,052	$11,622

(a) Primarily comprised of fees for legal, accounting, investment bankers, and merger consultants.
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
On April 3, 2017, FTN Financial acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $131 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products, combined with FTN Financial’s existing SBA trading activities, have established an additional major product sector for FTN Financial. In relation to the acquisition, FTN

Note 2 – Acquisitions and Divestitures (Continued)

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

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(2)	$98
Government agency issued mortgage-backed securities (“MBS”)	2,504,101	2,987	(92,211)	2,414,877
Government agency issued collateralized mortgage obligations (“CMO”)	2,077,326	216	(86,358)	1,991,184
Other U.S. government agencies	114,053	—	(965)	113,088
Corporates and other debt	55,495	270	(691)	55,074
States and municipalities	24,151	—	(450)	23,701
	$4,775,226	$3,473	$(180,677)	4,598,022
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				10,361
Total securities available-for-sale (b)				$4,608,383
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(244)	$9,756
Total securities held-to-maturity	$10,000	$—	$(244)	$9,756

(a)	SBA-interest only strips are recorded at elected fair value. See Note 16 - Fair Value of Assets and Liabilities for additional information.

(b)	Includes $3.6 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(1)	$99
Government agency issued MBS	2,580,442	10,538	(13,604)	2,577,376
Government agency issued CMO	2,302,439	1,691	(34,272)	2,269,858
Corporates and other debt	55,799	23	(40)	55,782
Equity and other (a)	265,863	7	—	265,870
	$5,204,643	$12,259	$(47,917)	5,168,985
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (b)				1,270
Total securities available-for-sale (c)				$5,170,255
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(99)	$9,901
Total securities held-to-maturity	$10,000	$—	$(99)	$9,901

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

Note 3 – Investment Securities (Continued)

(c)	Includes $4.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.
The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity debt securities portfolios on September 30, 2018 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$15,188	$15,025
After 1 year; within 5 years	—	—	154,460	153,261
After 5 years; within 10 years	10,000	9,756	—	3,741
After 10 years	—	—	24,151	30,295
Subtotal	10,000	9,756	193,799	202,322
Government agency issued MBS and CMO (a)	—	—	4,581,427	4,406,061
Total	$10,000	$9,756	$4,775,226	$4,608,383

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the three and nine months ended September 30, 2018. Equity securities are included for periods prior to 2018.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Gross gains on sales of securities	$—	$6	$52	$455
Gross (losses) on sales of securities	—	—	—	—
Net gain/(loss) on sales of securities (a) (b)	$—	$6	$52	$455

(a)	Cash proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2018 and 2017 were not material.

(b)	Nine months ended September 30, 2017 includes a $.4 million gain associated with the call of a $4.4 million held-to-maturity municipal bond.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$98	$(2)	$98	$(2)
Government agency issued MBS	1,500,317	(52,607)	732,470	(39,604)	2,232,787	(92,211)
Government agency issued CMO	1,000,444	(28,664)	963,763	(57,694)	1,964,207	(86,358)
Other U.S. government agencies	113,088	(965)	—	—	113,088	(965)
Corporates and other debt	40,024	(691)	—	—	40,024	(691)
States and municipalities	23,701	(450)	—	—	23,701	(450)
Total temporarily impaired securities	$2,677,574	$(83,377)	$1,696,331	$(97,300)	$4,373,905	$(180,677)

Note 3 – Investment Securities (Continued)

	As of December 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$99	$(1)	$—	$—	$99	$(1)
Government agency issued MBS	1,455,476	(4,738)	331,900	(8,866)	1,787,376	(13,604)
Government agency issued CMO	1,043,987	(7,464)	832,173	(26,808)	1,876,160	(34,272)
Corporates and other debt	15,294	(40)	—	—	15,294	(40)
Total temporarily impaired securities	$2,514,856	$(12,243)	$1,164,073	$(35,674)	$3,678,929	$(47,917)
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
The carrying amount of equity investments without a readily determinable fair value was $21.6 million and $16.3 million at September 30, 2018 and January 1, 2018, respectively. The year-to-date 2018 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $1.0 million and $2.1 million were recognized in the three and nine months ended September 30, 2018, respectively, for equity investments with readily determinable fair values.
In third quarter 2018 FHN sold its remaining holdings of Visa Class B Shares resulting in a pre-tax gain of $212.9 million recognized within the Corporate segment. See the Visa Matters section of Note 10 - Contingencies and Other Disclosures and Other Derivatives section of Note 14 - Derivatives for more information regarding FHN’s Visa shares.

Note 4 – Loans
The following table provides the balance of loans, net of unearned income, by portfolio segment as of September 30, 2018 and December 31, 2017:

	September 30	December 31
(Dollars in thousands)	2018	2017
Commercial:
Commercial, financial, and industrial	$16,044,145	$16,057,273
Commercial real estate	4,237,036	4,214,695
Consumer:
Consumer real estate (a)	6,191,183	6,367,755
Permanent mortgage	347,054	399,307
Credit card & other	530,796	619,899
Loans, net of unearned income	$27,350,214	$27,658,929
Allowance for loan losses	185,959	189,555
Total net loans	$27,164,255	$27,469,374

(a)
Balances as of September 30, 2018 and December 31, 2017, include $17.1 million and $24.2 million of restricted real estate loans, respectively. See Note 13—Variable Interest Entities for additional information.

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
Concentrations
FHN has a concentration of residential real estate loans (24 percent of total loans), the majority of which is in the consumer real estate segment (23 percent of total loans). Loans to finance and insurance companies total $2.7 billion (17 percent of the C&I portfolio, or 10 percent of the total loans). FHN had loans to mortgage companies totaling $2.1 billion (13 percent of the C&I segment, or 8 percent of total loans) as of September 30, 2018. As a result, 30 percent of the C&I segment is sensitive to impacts on the financial services industry.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Balance, beginning of period	$14,474	$4,045	$15,623	$6,871
Accretion	(2,183)	(642)	(6,927)	(2,412)
Adjustment for payoffs	(840)	(198)	(2,559)	(1,232)
Adjustment for charge-offs	(122)	—	(1,046)	—
Adjustment for pool excess recovery (a)	(123)	—	(123)	(222)
Increase/(decrease) in accretable yield (b)	4,062	(2)	10,721	112
Disposals	—	—	(240)	—
Other	—	—	(181)	86
Balance, end of period	$15,268	$3,203	$15,268	$3,203

(a)	Represents the removal of accretable difference for the remaining loans in a pool which is now in a recovery state.

(b)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing and amounts of the cash flows.
At September 30, 2018, the ALLL related to PCI loans was $3.4 million compared to $3.2 million at December 31, 2017. A loan loss provision expense related to PCI loans of $.9 million was recognized during the three months ended September 30, 2018, as compared to a loan loss provision expense of $2.6 million recognized during the three months ended September 30, 2017. A loan loss provision expense related to PCI loans of $3.5 million was recognized during the nine months ended September 30, 2018, as compared to a loan loss provision expense of $2.4 million recognized during the nine months ended September 30, 2017.
The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$47,841	$53,265	$96,598	$109,280
Commercial real estate	23,174	26,970	36,107	41,488
Consumer real estate	33,203	37,900	38,176	42,568
Credit card and other	2,229	2,545	5,500	6,351
Total	$106,447	$120,680	$176,381	$199,687

Note 4 – Loans (Continued)

Impaired Loans
The following tables provide information at September 30, 2018 and December 31, 2017, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPs valuation allowance have been excluded.

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$21,555	$21,910	$—	$8,183	$17,372	$—
Income CRE	1,611	1,611	—	—	—	—
Residential CRE	495	963	—	—	—	—
Total	$23,661	$24,484	$—	$8,183	$17,372	$—
Consumer:
HELOC (a)	$7,874	$15,869	$—	$9,258	$19,193	$—
R/E installment loans (a)	5,891	6,518	—	4,093	4,663	—
Permanent mortgage (a)	3,703	6,043	—	5,132	7,688	—
Total	$17,468	$28,430	$—	$18,483	$31,544	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$29,058	$29,058	$5,103	$31,774	$38,256	$5,119
TRUPs	2,936	3,700	925	3,067	3,700	925
Income CRE	397	397	—	1,612	1,612	49
Residential CRE	—	—	—	795	1,263	83
Total	$32,391	$33,155	$6,028	$37,248	$44,831	$6,176
Consumer:
HELOC	$67,086	$70,168	$11,136	$72,469	$75,207	$14,382
R/E installment loans	38,878	39,581	6,940	43,075	43,827	8,793
Permanent mortgage	71,130	81,971	9,996	79,662	90,934	12,105
Credit card & other	552	552	293	593	593	311
Total	$177,646	$192,272	$28,365	$195,799	$210,561	$35,591
Total commercial	$56,052	$57,639	$6,028	$45,431	$62,203	$6,176
Total consumer	$195,114	$220,702	$28,365	$214,282	$242,105	$35,591
Total impaired loans	$251,166	$278,341	$34,393	$259,713	$304,308	$41,767

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	Three Months Ended September 30				Nine months ended September 30
	2018		2017		2018		2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$23,740	$203	$5,771	$—	$21,506	$561	$8,706	$—
Income CRE	1,680	12	—	—	1,379	37	—	—
Residential CRE	500	—	—	—	416	—	—	—
Total	$25,920	$215	$5,771	$—	$23,301	$598	$8,706	$—
Consumer:
HELOC (a)	$8,343	$—	$10,225	$—	$8,878	$—	$10,536	$—
R/E installment loans (a)	4,631	—	4,182	—	4,032	—	4,014	—
Permanent mortgage (a)	3,949	—	5,693	—	4,638	—	5,701	—
Total	$16,923	$—	$20,100	$—	$17,548	$—	$20,251	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$16,375	$—	$26,144	$193	$16,038	$—	$29,136	$597
TRUPs	2,960	—	3,117	—	3,004	—	3,157	—
Income CRE	199	5	1,628	11	335	5	1,737	39
Residential CRE	—	—	1,044	—	133	—	1,210	10
Total	$19,534	$5	$31,933	$204	$19,510	$5	$35,240	$646
Consumer:
HELOC	$68,913	$556	$74,894	$554	$70,452	$1,711	$78,859	$1,695
R/E installment loans	39,147	246	47,628	315	40,512	764	49,634	950
Permanent mortgage	71,898	585	79,305	616	74,617	1,737	82,186	1,805
Credit card & other	578	3	452	3	626	9	351	8
Total	$180,536	$1,390	$202,279	$1,488	$186,207	$4,221	$211,030	$4,458
Total commercial	$45,454	$220	$37,704	$204	$42,811	$603	$43,946	$646
Total consumer	$197,459	$1,390	$222,379	$1,488	$203,755	$4,221	$231,281	$4,458
Total impaired loans	$242,913	$1,610	$260,083	$1,692	$246,566	$4,824	$275,227	$5,104

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.
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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPs (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$600,373	$—	$—	$418	$—	$600,791	3%	$64
2	840,685	—	—	2,815	37	843,537	4	261
3	730,939	639,378	—	218,170	82	1,588,569	8	242
4	909,454	456,311	—	543,486	121	1,909,372	9	594
5	1,879,972	257,625	36,620	689,740	8,334	2,872,291	14	8,677
6	1,578,359	450,207	90,297	604,757	36,743	2,760,363	14	8,269
7	2,390,220	98,832	52,927	505,988	16,990	3,064,957	15	15,154
8	1,202,328	84,915	4,068	235,595	15,487	1,542,393	7	20,265
9	1,974,390	105,098	45,117	978,148	75,336	3,178,089	15	20,617
10	459,567	—	18,536	45,560	4,266	527,929	3	9,156
11	283,724	—	—	52,546	396	336,666	2	8,033
12	275,015	—	—	100,868	5,759	381,642	2	6,636
13	288,183	—	5,786	58,840	73	352,882	2	10,711
14,15,16	181,927	—	—	9,986	796	192,709	1	17,596
Collectively evaluated for impairment	13,595,136	2,092,366	253,351	4,046,917	164,420	20,152,190	99	126,275
Individually evaluated for impairment	50,613	—	2,936	2,008	495	56,052	—	6,028
Purchased credit-impaired loans	49,743	—	—	19,573	3,623	72,939	1	1,926
Total commercial loans	$13,695,492	$2,092,366	$256,287	$4,068,498	$168,538	$20,281,181	100%	$134,229

(a)
Balances presented net of a $20.5 million valuation allowance. Based on the underlying structure of the notes, the highest possible internal grade was “13” prior to second quarter 2018. In second quarter 2018, this portfolio was re-graded to align with the scorecard grading methodologies which resulted in upgrades to a majority of this portfolio. In 3Q18, FHN sold $55.5 million of TRUPs loans with a $5.0 million valuation allowance. Upon sale, a gain of $3.8 million was recognized in the Non-Strategic segment within Fixed Income in the Consolidated Condensed Statement of Income.

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
The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	60.8%	71.1%	51.2%	60.0%	73.1%	46.4%
FICO score 720-739	8.5	9.0	8.5	8.7	8.0	12.8
FICO score 700-719	8.1	6.6	9.0	8.3	6.4	9.2
FICO score 660-699	10.9	8.0	15.9	11.1	7.2	14.8
FICO score 620-659	5.2	2.8	6.5	4.9	2.8	7.3
FICO score less than 620 (a)	6.5	2.5	8.9	7.0	2.5	9.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans
The following table reflects accruing and non-accruing loans by class on September 30, 2018:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$13,597,235	$9,202	$124	$13,606,561	$25,713	$1,284	$12,191	$39,188	$13,645,749
Loans to mortgage companies	2,092,366	—	—	2,092,366	—	—	—	—	2,092,366
TRUPs (a)	253,351	—	—	253,351	—	—	2,936	2,936	256,287
Purchased credit-impaired loans	35,784	384	13,575	49,743	—	—	—	—	49,743
Total commercial (C&I)	15,978,736	9,586	13,699	16,002,021	25,713	1,284	15,127	42,124	16,044,145
Commercial real estate:
Income CRE	4,041,797	6,652	—	4,048,449	35	37	404	476	4,048,925
Residential CRE	164,338	47	—	164,385	35	—	495	530	164,915
Purchased credit-impaired loans	21,373	1,718	105	23,196	—	—	—	—	23,196
Total commercial real estate	4,227,508	8,417	105	4,236,030	70	37	899	1,006	4,237,036
Consumer real estate:
HELOC	1,495,298	14,582	8,531	1,518,411	48,400	4,038	7,611	60,049	1,578,460
R/E installment loans	4,541,642	8,589	8,008	4,558,239	15,219	2,239	2,692	20,150	4,578,389
Purchased credit-impaired loans	28,475	2,183	3,676	34,334	—	—	—	—	34,334
Total consumer real estate	6,065,415	25,354	20,215	6,110,984	63,619	6,277	10,303	80,199	6,191,183
Permanent mortgage	315,746	4,051	4,935	324,732	12,217	749	9,356	22,322	347,054
Credit card & other:
Credit card	193,681	1,292	1,078	196,051	—	—	—	—	196,051
Other	326,672	4,078	718	331,468	93	78	535	706	332,174
Purchased credit-impaired loans	1,007	835	729	2,571	—	—	—	—	2,571
Total credit card & other	521,360	6,205	2,525	530,090	93	78	535	706	530,796
Total loans, net of unearned income	$27,108,765	$53,613	$41,479	$27,203,857	$101,712	$8,425	$36,220	$146,357	$27,350,214

(a) TRUPs is presented net of the valuation allowance of $20.5 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2017:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$13,514,752	$8,057	$95	$13,522,904	$1,761	$7,019	$19,306	$28,086	$13,550,990
Loans to mortgage companies	2,099,961	—	—	2,099,961	—	—	—	—	2,099,961
TRUPs (a)	303,848	—	—	303,848	—	—	3,067	3,067	306,915
Purchased credit-impaired loans	77,843	2,207	19,357	99,407	—	—	—	—	99,407
Total commercial (C&I)	15,996,404	10,264	19,452	16,026,120	1,761	7,019	22,373	31,153	16,057,273
Commercial real estate:
Income CRE	4,077,106	1,240	—	4,078,346	56	—	546	602	4,078,948
Residential CRE	98,844	—	—	98,844	—	—	791	791	99,635
Purchased credit-impaired loans	31,173	2,686	2,253	36,112	—	—	—	—	36,112
Total commercial real estate	4,207,123	3,926	2,253	4,213,302	56	—	1,337	1,393	4,214,695
Consumer real estate:
HELOC	1,743,776	17,744	9,702	1,771,222	40,508	3,626	8,354	52,488	1,823,710
R/E installment loans	4,475,669	7,274	3,573	4,486,516	14,439	1,957	2,603	18,999	4,505,515
Purchased credit-impaired loans	35,356	2,016	1,158	38,530	—	—	—	—	38,530
Total consumer real estate	6,254,801	27,034	14,433	6,296,268	54,947	5,583	10,957	71,487	6,367,755
Permanent mortgage	365,527	3,930	3,460	372,917	13,245	1,052	12,093	26,390	399,307
Credit card & other:
Credit card	193,940	1,371	1,053	196,364	—	—	—	—	196,364
Other	415,070	2,666	103	417,839	31	—	165	196	418,035
Purchased credit-impaired loans	2,993	1,693	814	5,500	—	—	—	—	5,500
Total credit card & other	612,003	5,730	1,970	619,703	31	—	165	196	619,899
Total loans, net of unearned income	$27,435,858	$50,884	$41,568	$27,528,310	$70,040	$13,654	$46,925	$130,619	$27,658,929
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
On September 30, 2018 and December 31, 2017, FHN had $236.5 million and $234.4 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $28.4 million, or 12 percent as of September 30, 2018, and $37.3 million, or 16 percent as of December 31, 2017. Additionally, $57.9 million and $63.2 million of loans held-for-sale as of September 30, 2018 and December 31, 2017, respectively, were classified as TDRs.

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	1	$25,591	$25,439	9	$27,639	$27,190
Total commercial (C&I)	1	25,591	25,439	9	27,639	27,190
Commercial real estate:
Income CRE	1	442	442	4	643	637
Total commercial real estate	1	442	442	4	643	637
Consumer real estate:
HELOC	15	1,057	1,041	79	7,641	7,580
R/E installment loans	62	4,561	4,356	77	5,944	5,738
Total consumer real estate	77	5,618	5,397	156	13,585	13,318
Permanent mortgage	—	—	—	5	709	713
Credit card & other	12	65	59	80	370	350
Total troubled debt restructurings	91	$31,716	$31,337	254	$42,946	$42,208

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	—	$—	$—	2	$842	$836
Total commercial (C&I)	—	—	—	2	842	836
Consumer real estate:
HELOC	45	4,451	4,396	107	9,333	9,139
R/E installment loans	15	1,630	1,622	43	3,386	3,306
Total consumer real estate	60	6,081	6,018	150	12,719	12,445
Permanent mortgage	2	34	32	11	2,043	2,028
Credit card & other	37	261	251	66	426	411
Total troubled debt restructurings	99	$6,376	$6,301	229	$16,030	$15,720

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and nine months ended September 30, 2018 and 2017, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	1	$321	2	$579
Total commercial (C&I)	1	321	2	579
Consumer real estate:
HELOC	1	40	5	204
R/E installment loans	—	—	1	25
Total consumer real estate	1	40	6	229
Permanent mortgage	3	294	5	699
Credit card & other	13	56	39	212
Total troubled debt restructurings	18	$711	52	$1,719

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	1	$1,763	4	$9,770
Total commercial (C&I)	1	1,763	4	9,770
Commercial Real Estate
Income CRE	1	88	1	88
Total Commercial real estate	1	88	1	88
Consumer real estate:
HELOC	—	—	4	685
Total consumer real estate	—	—	4	685
Permanent mortgage	1	89	2	627
Credit card & other	2	12	5	30
Total troubled debt restructurings	5	$1,952	16	$11,200

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

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of July 1, 2018	$96,834	$33,832	$31,769	$14,078	$8,949	$185,462
Charge-offs	(1,391)	(9)	(2,801)	(15)	(5,266)	(9,482)
Recoveries	1,052	267	5,302	554	804	7,979
Provision/(provision credit) for loan losses	3,819	(175)	(7,733)	(1,137)	7,226	2,000
Balance as of September 30, 2018	100,314	33,915	26,537	13,480	11,713	185,959
Balance as of January 1, 2018	$98,211	$28,427	$37,371	$15,565	$9,981	$189,555
Charge-offs	(6,753)	(281)	(6,193)	(475)	(14,271)	(27,973)
Recoveries	3,607	348	15,129	1,250	3,043	23,377
Provision/(provision credit) for loan losses	5,249	5,421	(19,770)	(2,860)	12,960	1,000
Balance as of September 30, 2018	100,314	33,915	26,537	13,480	11,713	185,959
Allowance - individually evaluated for impairment	6,028	—	18,076	9,996	293	34,393
Allowance - collectively evaluated for impairment	92,382	33,893	7,331	3,484	11,078	148,168
Allowance - purchased credit-impaired loans	1,904	22	1,130	—	342	3,398
Loans, net of unearned as of September 30, 2018:
Individually evaluated for impairment	53,549	2,503	119,729	74,833	552	251,166
Collectively evaluated for impairment	15,940,853	4,211,337	6,037,120	272,221	527,673	26,989,204
Purchased credit-impaired loans	49,743	23,196	34,334	—	2,571	109,844
Total loans, net of unearned income	$16,044,145	$4,237,036	$6,191,183	$347,054	$530,796	$27,350,214
Balance as of July 1, 2017	$92,379	$30,470	$46,069	$16,398	$11,941	$197,257
Charge-offs	(3,723)	—	(3,601)	(173)	(3,173)	(10,670)
Recoveries	601	278	6,188	542	671	8,280
Provision/(provision credit) for loan losses	8,948	(1,065)	(7,717)	(1,048)	882	—
Balance as of September 30, 2017	98,205	29,683	40,939	15,719	10,321	194,867
Balance as of January 1, 2017	$89,398	$33,852	$50,357	$16,289	$12,172	$202,068
Charge-offs	(6,188)	(20)	(11,401)	(1,499)	(9,805)	(28,913)
Recoveries	2,877	639	17,007	1,933	2,256	24,712
Provision/(provision credit) for loan losses	12,118	(4,788)	(15,024)	(1,004)	5,698	(3,000)
Balance as of September 30, 2017	98,205	29,683	40,939	15,719	10,321	194,867
Allowance - individually evaluated for impairment	6,895	126	23,936	12,601	246	43,804
Allowance - collectively evaluated for impairment	88,529	29,557	16,649	3,118	10,075	147,928
Allowance - purchased credit-impaired loans	2,781	—	354	—	—	3,135
Loans, net of unearned as of September 30, 2017:
Individually evaluated for impairment	32,028	2,320	135,858	84,081	544	254,831
Collectively evaluated for impairment	12,739,091	2,244,895	4,232,564	319,001	349,889	19,885,440
Purchased credit-impaired loans	20,725	3,800	1,295	—	—	25,820
Total loans, net of unearned income	$12,791,844	$2,251,015	$4,369,717	$403,082	$350,433	$20,166,091

Note 6 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles (a)	$157,150	$(23,148)	$134,002	$160,650	$(8,176)	$152,474
Customer relationships	77,865	(54,404)	23,461	77,865	(50,777)	27,088
Other (b)	5,622	(1,590)	4,032	5,622	(795)	4,827
Total	$240,637	$(79,142)	$161,495	$244,137	$(59,748)	$184,389

(a)
2018 decrease in gross carrying amounts associated with the sale of two CBF branches and purchase accounting measurement period adjustments related to the CBF acquisition. See Note 2 - Acquisitions and Divestitures for additional information.

(b)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $6.5 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively and $19.4 million and $5.2 million for nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2018	$6,471
2019	24,834
2020	21,159
2021	19,547
2022	17,412
2023	16,117
Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of September 30, 2018 and December 31, 2017. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2016	$93,367	$98,004	$191,371
Additions (a)	—	44,964	44,964
September 30, 2017	$93,367	$142,968	$236,335

December 31, 2017	$1,243,885	$142,968	$1,386,853
Additions (a)	22,969	—	22,969
September 30, 2018	$1,266,854	$142,968	$1,409,822
(a) 2017 increase associated with the Coastal acquisition, 2018 increase associated with measurement period adjustments for the CBF acquisition.  See Note 2 - Acquisitions and Divestitures for additional information.

Note 7 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
All other income and commissions:
Other service charges	$3,758	$2,954	$11,609	$9,047
ATM and interchange fees	3,263	3,137	9,943	8,998
Dividend income (a)	2,757	—	8,130	—
Mortgage banking	2,533	1,354	7,510	3,883
Deferred compensation	1,458	1,128	2,900	4,446
Electronic banking fees	1,309	1,282	3,741	3,911
Letter of credit fees	1,307	1,211	3,851	3,369
Insurance commissions	396	567	1,629	2,042
Gain/(loss) on extinguishment of debt (b)	(1)	(14,329)	(1)	(14,329)
Other	5,875	2,739	16,020	7,684
Total	$22,655	$43	$65,332	$29,051
All other expense:
Travel and entertainment	$3,988	$2,798	$12,102	$8,308
Other insurance and taxes	2,761	2,396	8,178	7,229
Employee training and dues	1,682	1,198	5,310	4,194
Supplies	1,635	928	5,458	2,884
Non-service components of net periodic pension and post-retirement cost	1,585	454	3,619	1,782
Tax credit investments	1,370	762	3,586	2,646
Customer relations	1,328	1,361	3,749	4,240
OREO	1,256	303	2,174	953
Miscellaneous loan costs	543	757	2,720	2,078
Litigation and regulatory matters	(1,541)	8,162	609	8,403
Other (c)	11,094	8,994	64,527	29,837
Total	$25,701	$28,113	$112,032	$72,554
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

(b)	Loss on extinguishment of debt for three and nine months ended September 30, 2017 relates to the repurchase of equity securities previously included in a financing transaction.

(c)
Expense increase for the nine months ended September 30, 2018 largely attributable to an increase in acquisition- and integration-related expense primarily associated with the CBF acquisition. See Note 2 - Acquisitions and Divestitures for additional information.

Note 8 – Components of Other Comprehensive Income/(loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three and nine months ended September 30, 2018 and 2017:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2018	$(107,476)	$(19,757)	$(284,881)	$(412,114)
Net unrealized gains/(losses)	(25,924)	(2,517)	—	(28,441)
Amounts reclassified from AOCI	—	771	2,135	2,906
Other comprehensive income/(loss)	(25,924)	(1,746)	2,135	(25,535)
Balance as of September 30, 2018	$(133,400)	$(21,503)	$(282,746)	$(437,649)

Balance as of January 1, 2018	$(26,834)	$(7,764)	$(288,227)	$(322,825)
Adjustment to reflect adoption of ASU 2016-01 and ASU 2017-12	(5)	(206)	—	(211)
Beginning balance, as adjusted	$(26,839)	$(7,970)	$(288,227)	$(323,036)
Net unrealized gains/(losses)	(106,522)	(14,612)	—	(121,134)
Amounts reclassified from AOCI	(39)	1,079	5,481	6,521
Other comprehensive income/(loss)	(106,561)	(13,533)	5,481	(114,613)
Balance as of September 30, 2018	$(133,400)	$(21,503)	$(282,746)	$(437,649)

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2017	$(9,857)	$(1,024)	$(226,581)	$(237,462)
Net unrealized gains/(losses)	3,918	(91)	490	4,317
Amounts reclassified from AOCI	(1)	(643)	1,405	761
Other comprehensive income/(loss)	3,917	(734)	1,895	5,078
Balance as of September 30, 2017	$(5,940)	$(1,758)	$(224,686)	$(232,384)

Balance as of January 1, 2017	$(17,232)	$(1,265)	$(229,157)	$(247,654)
Net unrealized gains/(losses)	11,570	1,906	490	13,966
Amounts reclassified from AOCI	(278)	(2,399)	3,981	1,304
Other comprehensive income/(loss)	11,292	(493)	4,471	15,270
Balance as of September 30, 2017	$(5,940)	$(1,758)	$(224,686)	$(232,384)

Note 8 – Components of Other Comprehensive Income/(loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
Details about AOCI	2018	2017	2018	2017	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$—	$(1)	$(52)	$(450)	Debt securities gains/(losses), net
Tax expense/(benefit)	—	—	13	172	Provision/(benefit) for income taxes
	—	(1)	(39)	(278)
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	1,024	(1,041)	1,433	(3,886)	Interest and fees on loans
Tax expense/(benefit)	(253)	398	(354)	1,487	Provision/(benefit) for income taxes
	771	(643)	1,079	(2,399)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	2,836	2,277	7,280	6,450	All other expense
Tax expense/(benefit)	(701)	(872)	(1,799)	(2,469)	Provision/(benefit) for income taxes
	2,135	1,405	5,481	3,981
Total reclassification from AOCI	$2,906	$761	$6,521	$1,304

Note 9 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands, except per share data)	2018	2017	2018	2017
Net income/(loss)	$274,716	$71,769	$455,702	$225,361
Net income attributable to noncontrolling interest	2,883	2,883	8,555	8,555
Net income/(loss) attributable to controlling interest	271,833	68,886	447,147	216,806
Preferred stock dividends	1,550	1,550	4,650	4,650
Net income/(loss) available to common shareholders	$270,283	$67,336	$442,497	$212,156

Weighted average common shares outstanding—basic	324,406	233,749	325,341	233,438
Effect of dilutive securities	2,846	2,591	3,304	2,934
Weighted average common shares outstanding—diluted	327,252	236,340	328,645	236,372

Net income/(loss) per share available to common shareholders	$0.83	$0.29	$1.36	$0.91
Diluted income/(loss) per share available to common shareholders	$0.83	$0.28	$1.35	$0.90
The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended September 30		Nine Months Ended September 30
(Shares in thousands)	2018	2017	2018	2017
Stock options excluded from the calculation of diluted EPS	2,251	2,595	2,316	2,490
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$23.67	$25.00	$24.43	$25.70
Other equity awards excluded from the calculation of diluted EPS	1,605	1,002	538	325

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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2018, the aggregate amount of liabilities established for all such loss contingency matters was $32.8 million. These liabilities are separate from those discussed under the heading “Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2018, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $20 million.
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

Note 10 – Contingencies and Other Disclosures (Continued)

Material Matters
FHN is defending a suit claiming material deficiencies in the offering documents under which certificates relating to First Horizon branded securitizations were sold: Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiff in that suit claims to have purchased (and later sold) certificates totaling $83.4 million, relating to a number of separate securitizations. Plaintiff demands damages and prejudgment interest, among several remedies sought. The current liability and RPL estimates for this matter are subject to significant uncertainties regarding: the dollar amounts claimed; the potential remedies that might be available or awarded; the outcome of settlement discussions; the availability of significantly dispositive defenses; and the incomplete status of the discovery process.
Underwriters are co-defendants in the FDIC- Colonial Bank matter and have demanded, under provisions in the applicable underwriting agreements, that FHN indemnify them for their expenses and any losses they may incur. In addition, FHN has received indemnity demands from underwriters in certain other suits as to which investors claim to have purchased certificates in FH proprietary securitizations but as to which FHN has not been named a defendant.
For most pending indemnity claims involving FH proprietary securitizations FHN is unable to estimate an RPL range due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the incomplete status of the discovery process; the lack of a precise statement of damages; and lack of precedent claims. The alleged purchase prices of the certificates subject to pending indemnification claims, excluding the FDIC-Colonial Bank matter, total $231.2 million.
FHN has received a notice of indemnification claims from Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” Nationstar was the purchaser of FHN’s mortgage servicing obligations and assets in 2013 and 2014 and, starting in 2011, FHN’s subservicer. The notice asserts several categories of indemnity obligations by FHN to Nationstar in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar’s claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN’s contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
FHN is contending with indemnification claims related to other whole loans sold. These claims generally assert that FHN-originated loans contributed to claimant’s losses in connection with settlements that claimant paid to various third parties in connection with mortgage loans securitized by claimant. The claims generally do not include specific deficiencies for specific loans sold by FHN. Instead, the claims generally assert that FHN is liable for a share of the claimant's loss estimated by assessing the totality of the other whole loans sold by FHN to claimant in relation to the totality of the larger number of loans securitized by claimant. FHN is unable to estimate an RPL range for these matters due to significant uncertainties regarding: the number of, and the facts underlying, the loan originations which claimants assert are indemnifiable; the applicability of FHN’s contractual indemnity covenants to those facts and originations; and, in those cases where an indemnity claim may be supported, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
FHN has additional potential exposures related to its former mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere subpoenas or other requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in settlements and could be included in the repurchase liability discussed below, and some might eventually result in litigation-oriented liability, but none are included in the material loss contingency liabilities mentioned above or in the RPL range mentioned above. Additional information concerning such exposures is provided below in “Obligations from Legacy Mortgage Businesses.”

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
For non-recourse loan sales, FHN has exposure: to indemnify underwriters of FH securitizations who are defending claims that they assert are based, at least in part, on FHN's breach of its representations and warranties made at closing to underwriters, the purchasers and the trustee of FH proprietary securitizations; and to indemnify purchasers of other whole loans sold, or their assignees, asserting that FHN breached representations and warranties made in connection with the sales of those loans.
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, and certain related exposures and has accrued for losses of $32.5 million and $34.2 million as of September 30, 2018 and December 31, 2017, respectively, including a smaller amount related to equity-lending junior lien loan sales. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
Other FHN Mortgage Exposures
At September 30, 2018, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing, and no such claims had been made. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.

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
Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically, the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; and (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees. At September 30, 2018, FHN’s repurchase and foreclosure liability considered certain known exposures from other whole loans sold.
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
FHN executed sales of its Visa Class B shares in December 2010, September 2011 and September 2018, resulting in the complete disposition of its holdings of these shares and relief from the contingent liability. In each sale FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. See Note 14 - Derivatives for further discussion of these transactions.
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

Note 11 – Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. In second quarter 2018, FHN made an insignificant contribution to the qualified pension plan. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan for the remainder of 2018.
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
The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$11	$9	$33	$26
Interest cost	6,935	7,276	328	328
Expected return on plan assets	(8,222)	(9,230)	(268)	(236)
Amortization of unrecognized:
Prior service cost/(credit)	—	13	—	23
Actuarial (gain)/loss	3,164	2,380	(108)	(140)
Net periodic benefit cost/(credit)	$1,888	$448	$(15)	$1

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$31	$28	$100	$80
Interest cost	20,908	22,035	982	979
Expected return on plan assets	(24,673)	(27,011)	(806)	(710)
Amortization of unrecognized:
Prior service cost/(credit)	—	39	—	71
Actuarial (gain)/loss	9,076	7,140	(290)	(425)
Net periodic benefit cost/(credit)	$5,342	$2,231	$(14)	$(5)

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Consolidated
Net interest income	$305,700	$209,817	$917,805	$600,226
Provision/(provision credit) for loan losses	2,000	—	1,000	(3,000)
Noninterest income (a)	348,972	112,417	612,514	357,029
Noninterest expense	294,031	236,869	940,064	676,991
Income/(loss) before income taxes	358,641	85,365	589,255	283,264
Provision/(benefit) for income taxes (b)	83,925	13,596	133,553	57,903
Net income/(loss)	$274,716	$71,769	$455,702	$225,361
Average assets	$40,077,033	$28,874,827	$40,199,487	$28,852,679

Note 12 – Business Segment Information (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Regional Banking
Net interest income	$302,448	$209,100	$902,546	$604,075
Provision/(provision credit) for loan losses	8,045	8,552	17,428	11,910
Noninterest income	79,857	64,370	240,093	188,089
Noninterest expense	207,591	150,445	619,283	451,135
Income/(loss) before income taxes	166,669	114,473	505,928	329,119
Provision/(benefit) for income taxes	39,101	41,191	118,929	118,771
Net income/(loss)	$127,568	$73,282	$386,999	$210,348
Average assets	$28,659,158	$19,158,852	$28,450,747	$18,519,999
Fixed Income
Net interest income	$9,048	$5,985	$26,686	$12,126
Noninterest income	41,123	55,803	125,091	161,833
Noninterest expense	47,306	53,136	145,635	155,865
Income/(loss) before income taxes	2,865	8,652	6,142	18,094
Provision/(benefit) for income taxes	532	2,970	988	5,929
Net income/(loss)	$2,333	$5,682	$5,154	$12,165
Average assets	$3,247,016	$2,586,773	$3,326,118	$2,388,740
Corporate
Net interest income/(expense)	$(15,415)	$(13,769)	$(48,651)	$(42,408)
Noninterest income (a)	222,619	(9,476)	240,665	2,219
Noninterest expense	33,323	23,926	152,797	65,365
Income/(loss) before income taxes	173,881	(47,171)	39,217	(105,554)
Provision/(benefit) for income taxes (b)	40,529	(34,167)	4,253	(82,758)
Net income/(loss)	$133,352	$(13,004)	$34,964	$(22,796)
Average assets	$6,904,585	$5,697,894	$6,990,484	$6,421,643
Non-Strategic
Net interest income	$9,619	$8,501	$37,224	$26,433
Provision/(provision credit) for loan losses	(6,045)	(8,552)	(16,428)	(14,910)
Noninterest income (c)	5,373	1,720	6,665	4,888
Noninterest expense	5,811	9,362	22,349	4,626
Income/(loss) before income taxes	15,226	9,411	37,968	41,605
Provision/(benefit) for income taxes	3,763	3,602	9,383	15,961
Net income/(loss)	$11,463	$5,809	$28,585	$25,644
Average assets	$1,266,274	$1,431,308	$1,432,138	$1,522,297
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)
Three and nine months ended September 30, 2018 includes a $212.9 million pre-tax gain from the sale of Visa Class B Shares. Three and nine months ended September 30, 2017 includes a $14.3 million pre-tax loss from the repurchase of equity securities previously included in a financing transaction.

(b)
Provision/(benefit) for income taxes for consolidated results and the Corporate segment for the three and nine months ended September 30, 2017 was affected by a decline in the effective tax rate in 2017 primarily related to the reversal of the valuation allowance for the deferred tax asset related to its 2012 federal capital loss carry forward based on capital gain transactions initiated in second quarter 2017. See Note 15 - Income Taxes in the Notes to Consolidated Financial Statements on FHN’s Form 10-K for the year ended December 31, 2016 for additional information related to FHN’s valuation allowance related to its capital loss carryforward.

(c)	Three and nine months ended September 30, 2018 includes a $3.8 million gain from the reversal of a previous valuation adjustment due to sales of TRUPs loans.

Note 12 – Business Segment Information (Continued)

The following table reflects a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$103	$40,937	$(5)	$3,778	$44,813
Deposit transactions and cash management	34,008	3	1,725	56	35,792
Brokerage, management fees and commissions	14,200	—	—	—	14,200
Trust services and investment management	7,453	—	(15)	—	7,438
Bankcard income	6,999	—	57	(178)	6,878
Bank-owned life insurance (b)	—	—	4,337	—	4,337
Debt securities gains/(losses), net (b)	—	—	—	—	—
Equity securities gains/(losses), net (b) (d)	—	—	212,859	—	212,859
All other income and commissions (c)	17,094	183	3,661	1,717	22,655
Total noninterest income	$79,857	$41,123	$222,619	$5,373	$348,972

	Three Months Ended September 30, 2017
	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income	$135	$55,623	$—	$—	$55,758
Deposit transactions and cash management	26,620	—	1,339	52	28,011
Brokerage, management fees and commissions	11,937	—	—	—	11,937
Trust services and investment management	6,968	—	(15)	—	6,953
Bankcard income	6,057	—	56	57	6,170
Bank-owned life insurance	—	—	3,539	—	3,539
Debt securities gains/(losses), net	—	—	1	—	1
Equity securities gains/(losses), net	—	—	5	—	5
All other income and commissions (e)	12,653	180	(14,401)	1,611	43
Total noninterest income	$64,370	$55,803	$(9,476)	$1,720	$112,417

(a)
Includes $8.4 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers." Non-Strategic includes a $3.8 million gain from the reversal of a previous valuation adjustment due to sales of TRUPs loans excluded from the scope of ASC 606.

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

(d)	In third quarter 2018, FHN sold its remaining holdings of Visa Class B shares resulting in a pre-tax gain of $212.9 million.

(e)	Corporate includes a $14.3 million pre-tax loss from the repurchase of equity securities previously included in a financing transaction.

Note 12 – Business Segment Information (Continued)

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$314	$123,929	$(5)	$3,778	$128,016
Deposit transactions and cash management	103,275	9	4,416	159	107,859
Brokerage, management fees and commissions	41,423	—	—	—	41,423
Trust services and investment management	22,891	—	(44)	—	22,847
Bankcard income	19,921	—	168	(131)	19,958
Bank-owned life insurance (b)	—	—	14,103	—	14,103
Debt securities gains/(losses), net (b)	—	—	52	—	52
Equity securities gains/(losses), net (b) (d)	—	—	212,924	—	212,924
All other income and commissions (c) (e)	52,269	1,153	9,051	2,859	65,332
Total noninterest income	$240,093	$125,091	$240,665	$6,665	$612,514

	Nine Months Ended September 30, 2017
	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income	$348	$161,198	$—	$—	$161,546
Deposit transactions and cash management	76,288	—	4,004	142	80,434
Brokerage, management fees and commissions	35,872	—	—	—	35,872
Trust services and investment management	21,360	—	(56)	—	21,304
Bankcard income	16,894	—	169	167	17,230
Bank-owned life insurance	—	—	11,137	—	11,137
Debt securities gains/(losses), net	386	—	64	—	450
Equity securities gains/(losses), net	—	—	5	—	5
All other income and commissions (f)	36,941	635	(13,104)	4,579	29,051
Total noninterest income	$188,089	$161,833	$2,219	$4,888	$357,029

(a)
Includes $24.0 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers." Non-Strategic includes a $3.8 million gain from the reversal of a previous valuation adjustment due to sales of TRUPs loans excluded from the scope of ASC 606.

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

(d)	In third quarter 2018, FHN sold its remaining holdings of Visa Class B shares resulting in a pre-tax gain of $212.9 million.

(e)	Corporate includes $4.1 million of gains on the sales of buildings.

(f)	Corporate includes a $14.3 million pre-tax loss from the repurchase of equity securities previously included in a financing transaction.

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

Note 13 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	17,106	N/A	24,175	N/A
Less: Allowance for loan losses	—	N/A	—	N/A
Total net loans	17,106	N/A	24,175	N/A
Other assets	35	$84,170	47	$80,479
Total assets	$17,141	$84,170	$24,222	$80,479
Liabilities:
Term borrowings	$4,071	N/A	$11,226	N/A
Other liabilities	—	$63,017	2	$61,733
Total liabilities	$4,071	$63,017	$11,228	$61,733
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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were $1.2 million and $.3 million for three months ended September 30, 2018 and 2017. Expenses associated with these investments were $3.1 million and $1.4 million for nine months ended September 30, 2018 and 2017.The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2018, and 2017 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$1,547	$3,774	$6,094	$8,414
Low income housing tax credits	(2,584)	(3,103)	(7,681)	(8,101)
Other tax benefits related to qualifying LIHTC investments	(1,412)	(2,478)	(2,996)	(4,307)

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

Proprietary Trust Preferred Issuances. In conjunction with the acquisition of CBF, FHN acquired junior subordinated debt totaling $212.4 million underlying multiple issuances of trust preferred debt by institutions previously acquired by CBF. All of these trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. In third quarter 2018, FHN retired $10.3 million of this debt and the related trust preferred debt. FHN has retired or given notice of its election to retire an additional $35.1 million of this debt in fourth quarter 2018.

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2018:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$118,355	$52,148	(a)
Other tax credit investments (b) (c)	17,878	—	Other assets
Small issuer trust preferred holdings (d)	276,825	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	48,306	65,868	(e)
Proprietary residential mortgage securitizations	1,592	—	Trading securities
Holdings of agency mortgage-backed securities (d)	5,209,810	—	(f)
Commercial loan troubled debt restructurings (g)	41,926	—	Loans, net of unearned income
Sale-leaseback transaction	16,327	—	(h)
Proprietary trust preferred issuances (i)	—	202,068	Term borrowings

(a)
Maximum loss exposure represents $66.2 million of current investments and $52.1 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2020.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $18.0 million was funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $65.9 million classified as Term borrowings.

(f)	Includes $.8 billion classified as Trading securities and $4.4 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $41.4 million of current receivables and $.6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Both central clearinghouses used by FHN consider daily variation margin posted or received as legal settlements of the related derivative contracts. This results in these amounts being presented net by contract in the Consolidated Condensed Statements of Condition. This has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2018 and December 31, 2017, respectively, FHN had $81.7 million and $60.3 million of cash receivables and $50.3 million and $49.7 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $34.3 million and

Note 14 – Derivatives (Continued)

$45.0 million for the three months ended September 30, 2018 and 2017, and $102.3 million and $133.3 million for the nine months ended September 30, 2018 and 2017, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income noninterest income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,200,080	$7,861	$55,392
Offsetting upstream interest rate contracts	2,200,080	7,904	8,244
Option contracts purchased	30,000	32	—
Forwards and futures purchased	5,425,631	4,915	14,002
Forwards and futures sold	5,701,595	15,098	4,768

	December 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,026,753	$22,097	$18,323
Offsetting upstream interest rate contracts	2,026,753	17,931	20,720
Option contracts purchased	20,000	15	—
Forwards and futures purchased	6,257,140	4,354	5,526
Forwards and futures sold	6,292,012	5,806	4,010
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
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FTBNA which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was not significant as of September 30, 2018 and was $.1 million in Derivative assets as of December 31, 2017.
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. The balance sheet impact of this swap was not significant as of September 30, 2018 and was $.2 million in Derivative assets as of December 31, 2017.

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$1,871,936	$3,792	$50,992
Offsetting upstream interest rate contracts	1,871,936	14,182	2,608
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$189	N/A
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(21,782)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(2,699)
Total carrying value	N/A	N/A	875,519

	December 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$1,608,912	$11,644	$19,780
Offsetting upstream interest rate contracts	1,608,912	18,473	11,019
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$371	N/A
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(13,472)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(3,910)
Total carrying value	N/A	N/A	$882,618

Note 14 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(10,620)	$(180)	$(39,803)	$643
Offsetting upstream interest rate contracts (a)	10,620	180	39,803	(643)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$(246)	$(966)	$(8,386)	$(1,958)
Hedged Items:
Term borrowings (b) (c)	240	941	8,310	1,870

(a)	Gains/losses included in All other expense within the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the Interest expense for 2018 and All other expense for 2017 within the Consolidated Condensed Statements of Income.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$373	N/A
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

Note 14 – Derivatives (Continued)

	December 31, 2017
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$942	N/A
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A
The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps (a)	$(2,257)	$(1,190)	$(17,788)	$(800)
Gain/(loss) recognized in Other comprehensive income/(loss)	(2,517)	(91)	(14,612)	1,906
Gain/(loss) reclassified from AOCI into Interest income	771	(643)	1,079	(2,399)

(a)	Approximately $10.6 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares in 2010 and 2011, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN is also required to make periodic financing payments to the purchasers until all of Visa's covered litigation matters are resolved. In third quarter 2018, FHN sold the remainder of its Visa Class B shares, entering into a similar derivative arrangement with the counterparty. All of these derivatives extend until the end of Visa’s Covered Litigation matters. In September 2018, Visa reached a preliminary settlement for one class of plaintiffs in its Payment Card Interchange matter. This settlement is subject to court approval and contains opt out provisions for individual plaintiffs as well as a termination option if opt outs exceed a specified threshold. Settlement has not been reached with the second class of plaintiffs in this matter and other covered litigation matters are also pending judicial resolution. Accordingly, the value and timing for completion of Visa’s Covered Litigation matters are uncertain.

The derivative transaction executed in third quarter 2018 includes a contingent accelerated termination clause based on the credit ratings of FHN and FTBNA. FHN has not received or paid collateral related to this contract. As of September 30, 2018 and December 31, 2017, the derivative liabilities associated with the sales of Visa Class B shares were $34.2 million and $5.6 million, respectively. $28.1 million of the value at September 30, 2018 relates to the transaction executed in third quarter 2018. See the Visa Matters section of Note 10 - Contingencies and Other Disclosures for more information regarding FHN’s Visa shares. See Note 16 - Fair Value of Assets & Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2018 and December 31, 2017, these loans were valued at $10.6 million and $1.5 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Master Netting and Similar Agreements
As previously discussed, FHN uses master netting agreements, mutual margining agreements and collateral posting requirements to minimize credit risk on derivative contracts. Master netting and similar agreements are used when counterparties have multiple derivatives contracts that allow for a “right of setoff,” meaning that a counterparty may net

Note 14 – Derivatives (Continued)

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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $22.0 million of assets and $57.7 million of liabilities on September 30, 2018, and $23.3 million of assets and $34.5 million of liabilities on December 31, 2017. As of September 30, 2018 and December 31, 2017, FHN had received collateral of $92.3 million and $119.3 million and posted collateral of $20.4 million and $18.9 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $18.1 million of assets and $54.5 million of liabilities on September 30, 2018, and $22.8 million of assets and $19.4 million of liabilities on December 31, 2017. As of September 30, 2018 and December 31, 2017, FHN had received collateral of $88.2 million and $118.6 million and posted collateral of $20.9 million and $6.7 million, respectively, in the normal course of business related to these contracts.
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

Note 14 – Derivatives (Continued)

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of September 30, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
September 30, 2018 (b)	$34,414	$—	$34,414	$(8,590)	$(25,156)	$668
December 31, 2017 (b)	71,458	—	71,458	(17,278)	(51,271)	2,909

(a)
Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of September 30, 2018 and December 31, 2017, $20.1 million and $10.2 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of September 30, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2018 (b)	$117,241	$—	$117,241	$(8,590)	$(65,354)	$43,297
December 31, 2017 (b)	69,842	—	69,842	(17,278)	(51,801)	763

(a)
Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of September 30, 2018 and December 31, 2017, $53.1 million and $15.2 million, respectively, of derivative liabilities (primarily Visa-related derivatives and fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of September 30, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
September 30, 2018	$687,437	$—	$687,437	$(1,017)	$(681,110)	$5,310
December 31, 2017	725,609	—	725,609	(259)	(720,036)	5,314
The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of September 30, 2018 and December 31, 2017:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2018	$678,510	$—	$678,510	$(1,017)	$(677,125)	$368
December 31, 2017	656,602	—	656,602	(259)	(656,216)	127

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$17,555	$—	$17,555
Government agency issued MBS	314,231	5,529	319,760
Government agency issued CMO	49,553	2,413	51,966
Government guaranteed loans (SBA and USDA)	289,229	—	289,229
Total Securities sold under agreements to repurchase	$670,568	$7,942	$678,510

	December 31, 2017
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$13,830	$—	$13,830
Government agency issued MBS	424,821	5,365	430,186
Government agency issued CMO	54,037	3,666	57,703
Government guaranteed loans (SBA and USDA)	154,883	—	154,883
Total Securities sold under agreements to repurchase	$647,571	$9,031	$656,602

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$121,490	$—	$121,490
Government agency issued MBS	—	235,403	—	235,403
Government agency issued CMO	—	568,344	—	568,344
Other U.S. government agencies	—	43,642	—	43,642
States and municipalities	—	54,669	—	54,669
Corporates and other debt	—	866,128	—	866,128
Equity, mutual funds, and other	—	39,723	—	39,723
Total trading securities—fixed income	—	1,929,399	—	1,929,399
Trading securities—mortgage banking	—	—	1,592	1,592
Loans held-for-sale (elected fair value)	—	182	16,236	16,418
Securities available-for-sale:
U.S. treasuries	—	98	—	98
Government agency issued MBS	—	2,414,877	—	2,414,877
Government agency issued CMO	—	1,991,184	—	1,991,184
Other U.S. government agencies	—	113,088	—	113,088
States and municipalities	—	23,701	—	23,701
Corporates and other debt	—	55,074	—	55,074
Interest-only strips (elected fair value)	—	—	10,361	10,361
Total securities available-for-sale	—	4,598,022	10,361	4,608,383
Other assets:
Deferred compensation mutual funds	40,912	—	—	40,912
Equity, mutual funds, and other	22,141	—	—	22,141
Derivatives, forwards and futures	20,013	—	—	20,013
Derivatives, interest rate contracts	—	34,333	—	34,333
Derivatives, other	—	130	—	130
Total other assets	83,066	34,463	—	117,529
Total assets	$83,066	$6,562,066	$28,189	$6,673,321
Trading liabilities—fixed income:
U.S. treasuries	$—	$574,897	$—	$574,897
States and municipalities	—	110	—	110
Corporates and other debt	—	164,687	—	164,687
Total trading liabilities—fixed income	—	739,694	—	739,694
Other liabilities:
Derivatives, forwards and futures	18,770	—	—	18,770
Derivatives, interest rate contracts	—	117,236	—	117,236
Derivatives, other	—	106	34,212	34,318
Total other liabilities	18,770	117,342	34,212	170,324
Total liabilities	$18,770	$857,036	$34,212	$910,018

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$128,995	$—	$128,995
Government agency issued MBS	—	227,038	—	227,038
Government agency issued CMO	—	275,014	—	275,014
Other U.S. government agencies	—	54,699	—	54,699
States and municipalities	—	34,573	—	34,573
Corporates and other debt	—	693,877	—	693,877
Equity, mutual funds, and other	—	(2)	—	(2)
Total trading securities—fixed income	—	1,414,194	—	1,414,194
Trading securities—mortgage banking	—	—	2,151	2,151
Loans held-for-sale	—	1,955	18,926	20,881
Securities available-for-sale:
U.S. treasuries	—	99	—	99
Government agency issued MBS	—	2,577,376	—	2,577,376
Government agency issued CMO	—	2,269,858	—	2,269,858
Corporates and other debt	—	55,782	—	55,782
Interest-only strips	—	—	1,270	1,270
Equity, mutual funds, and other	27,017	—	—	27,017
Total securities available-for-sale	27,017	4,903,115	1,270	4,931,402
Other assets:
Deferred compensation assets	39,822	—	—	39,822
Derivatives, forwards and futures	10,161	—	—	10,161
Derivatives, interest rate contracts	—	71,473	—	71,473
Total other assets	49,983	71,473	—	121,456
Total assets	$77,000	$6,390,737	$22,347	$6,490,084
Trading liabilities—fixed income:
U.S. treasuries	$—	$506,679	$—	$506,679
Corporates and other debt	—	131,836	—	131,836
Total trading liabilities—fixed income	—	638,515	—	638,515
Other liabilities:
Derivatives, forwards and futures	9,535	—	—	9,535
Derivatives, interest rate contracts	—	69,842	—	69,842
Derivatives, other	—	39	5,645	5,684
Total other liabilities	9,535	69,881	5,645	85,061
Total liabilities	$9,535	$708,396	$5,645	$723,576

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2018 and 2017, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2018
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on July 1, 2018	$1,724		$5,787		$16,718		$(9,425)
Total net gains/(losses) included in:
Net income	33		(456)		277		(529)
Purchases	—		—		—		(28,100)	(e)
Sales	—		(2,034)		—		—
Settlements	(165)		—		(759)		3,842
Net transfers into/(out of) Level 3	—		7,064	(b)	—	(d)	—
Balance on September 30, 2018	$1,592		$10,361		$16,236		$(34,212)
Net unrealized gains/(losses) included in net income	$(3)	(a)	$(215)	(c)	$277	(a)	$(530)	(f)

	Three Months Ended September 30, 2017
(Dollars in thousands)	Trading securities		Interest-only strips-AFS		Loans held-for-sale		Net derivative liabilities
Balance on July 1, 2017	$2,464		$1,163		$20,587		$(5,700)
Total net gains/(losses) included in:
Net income	92		(160)		390		(129)
Purchases	—		—		43		—
Settlements	(251)		—		(939)		299
Net transfers into/(out of) Level 3	—		2,120	(b)	—	(d)	—
Balance on September 30, 2017	$2,305		$3,123		$20,081		$(5,530)
Net unrealized gains/(losses) included in net income	$62	(a)	$(72)	(c)	$390	(a)	$(129)	(f)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Increase related to newly executed Visa-related derivatives, see Note 14- Derivatives for additional discussion.

(f)	Included in Other expense.

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2018 and 2017, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2018	$2,151		$1,270		$18,926		$(5,645)
Total net gains/(losses) included in:
Net income	173		840		986		(4,904)
Purchases	—		—		62		(28,100)	(e)
Sales	—		(11,227)		—		—
Settlements	(732)		—		(3,382)		4,437
Net transfers into/(out of) Level 3	—		19,478	(b)	(356)	(d)	—
Balance on September 30, 2018	$1,592		$10,361		$16,236		$(34,212)
Net unrealized gains/(losses) included in net income	$59	(a)	$(279)	(c)	$986	(a)	$(4,904)	(f)

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Trading securities		Interest-only-strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2017	$2,573		$—		$21,924		$(6,245)
Total net gains/(losses) included in:
Net income	380		107		1,722		(179)
Purchases	—		1,413		118		—
Sales	—		(3,291)		—		—
Settlements	(648)		—		(3,340)		894
Net transfers into/(out of) Level 3	—		4,894	(b)	(343)	(d)	—
Balance on September 30, 2017	$2,305		$3,123		$20,081		$(5,530)
Net unrealized gains/(losses) included in net income	$264	(a)	$(122)	(c)	$1,722	(a)	$(179)	(f)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Increase related to newly executed Visa-related derivatives, see Note 14- Derivatives for additional discussion.

(f)	Included in Other expense.

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at September 30, 2018, and December 31, 2017, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

Note 16 – Fair Value of Assets & Liabilities (Continued)

	Carrying value at September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$618,142	$1,018	$619,160
Loans held-for-sale—first mortgages	—	—	542	542
Loans, net of unearned income (a)	—	—	26,995	26,995
OREO (b)	—	—	25,726	25,726
Other assets (c)	—	—	23,329	23,329

	Carrying value at December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$465,504	$1,473	$466,977
Loans held-for-sale—first mortgages	—	—	618	618
Loans, net of unearned income (a)	—	—	26,666	26,666
OREO (b)	—	—	39,566	39,566
Other assets (c)	—	—	26,521	26,521

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.
For assets measured on a nonrecurring basis which were still held on the consolidated balance sheet at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2018 and 2017:

	Net gains/(losses) Three Months Ended September 30		Net gains/(losses) Nine months ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Loans held-for-sale—SBAs and USDA	$(1,213)	$(86)	$(2,464)	$(1,259)
Loans held-for-sale—first mortgages	3	6	7	22
Loans, net of unearned income (a)	363	(2,388)	1,020	(1,456)
OREO (b)	(776)	(41)	(2,198)	(662)
Other assets (c)	(1,370)	(762)	(3,586)	(2,646)
	$(2,993)	$(3,271)	$(7,221)	$(6,001)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

In third and second quarters of 2018, FHN recognized $.7 million and $1.3 million, respectively, of impairments of long-lived assets in its corporate segment primarily related to optimization efforts for its facilities. In fourth quarter 2017, FHN recognized $3.0 million and $.8 million of impairments on long-lived assets in its Corporate and Regional Banking segments, respectively, associated with efforts to utilize its branch locations more efficiently, including integration with branches acquired from CBF. $1.0 million of the fourth quarter 2017 impairments in the corporate segment were reversed in third quarter 2018 based on the disposition price for the applicable location. The affected branch locations represented a mixture of owned and leased sites. The fair values of owned sites were determined using estimated sales prices from sales contract or appraisals less estimated costs to sell. The fair values of leased sites were determined using a discounted cash flow approach, based on the revised estimated useful lives of the related assets. Both measurement methodologies are considered Level 3 valuations.
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
Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)
Level 3 Class	Fair Value at September 30, 2018	Valuation Techniques	Unobservable Input	Values Utilized
Available-for-sale- securities SBA-interest only strips	$10,361	Discounted cash flow	Constant prepayment rate	11%
			Bond equivalent yield	13%- 18%
Loans held-for-sale - residential real estate	16,778	Discounted cash flow	Prepayment speeds - First mortgage	2% - 11%
			Prepayment speeds - HELOC	5% - 12%
			Foreclosure losses	50% - 70%
			Loss severity trends - First mortgage	2% - 25% of UPB
			Loss severity trends - HELOC	50% - 100% of UPB
Loans held-for-sale- unguaranteed interest in SBA loans	1,018	Discounted cash flow	Constant prepayment rate	8% - 12%
			Bond equivalent yield	9%
Derivative liabilities, other	34,212	Discounted cash flow	Visa covered litigation resolution amount	$5.2 billion - $5.8 billion
			Probability of resolution scenarios	20% - 30%
			Time until resolution	24- 48 months
Loans, net of unearned income (a)	26,995	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value
			Financial Statements/Auction values adjustment	0% - 25% of reported value
OREO (b)	25,726	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal
Other assets (c)	23,329	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal

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

Derivative liabilities. In conjunction with the sales of portions of its Visa Class B shares, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN uses a discounted cash flow methodology in order to estimate the fair value of FHN’s derivative liabilities associated with its prior sales of Visa Class B shares. The methodology includes estimation of both the resolution amount for Visa’s Covered Litigation matters as well as the length of time until the resolution occurs. Significant increases (decreases) in either of these inputs in isolation would result in significantly higher (lower) fair value measurements for the derivative liabilities. Additionally, FHN performs a probability weighted multiple resolution scenario to calculate the estimated fair value of these derivative liabilities. Assignment of higher (lower) probabilities to the larger potential resolution scenarios would result in an increase (decrease) in the estimated fair value of the derivative liabilities. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures. The valuation inputs and process are discussed with senior and executive management when significant events affecting the estimate of fair value occur. Inputs are compared to information obtained from the public issuances and filings of Visa, Inc. as well as public information released by other institutions that have similar derivatives.
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

	September 30, 2018
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$16,418	$23,897	$(7,479)
Nonaccrual loans	4,483	8,360	(3,877)
Loans 90 days or more past due and still accruing	—	—	—
	December 31, 2017
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$20,881	$29,755	$(8,874)
Nonaccrual loans	5,783	10,881	(5,098)
Loans 90 days or more past due and still accruing	—	—	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30		Nine months ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$277	$390	$986	$1,722
For the three months ended September 30, 2018, residential real estate loans held-for-sale included an insignificant amount of gains in pretax earnings that are attributable to change in instruments-specific credit risk. For the three months ended September 30, 2017, the amount for residential real estate loans held-for-sale included gains of $.1 million, in pretax earnings that are attributable to changes in instruments-specific credit risk. For the nine months ended September 30, 2018, and 2017, the amounts for the real estate loans held-for-sale included gains of $.3 million and $.5 million, respectively, in pretax earnings that are attributable to changes in instruments-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.
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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of September 30, 2018 and December 31, 2017, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the Non-Strategic segment and TRUPs loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of September 30, 2018:

	September 30, 2018
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$15,943,831	$—	$—	$15,941,049	$15,941,049
Commercial real estate	4,203,121	—	—	4,198,110	4,198,110
Consumer:
Consumer real estate	6,164,646	—	—	6,114,607	6,114,607
Permanent mortgage	333,574	—	—	338,736	338,736
Credit card & other	519,083	—	—	520,074	520,074
Total loans, net of unearned income and allowance for loan losses	27,164,255	—	—	27,112,576	27,112,576
Short-term financial assets:
Interest-bearing cash	531,681	531,681	—	—	531,681
Federal funds sold	113,722	—	113,722	—	113,722
Securities purchased under agreements to resell	687,437	—	687,437	—	687,437
Total short-term financial assets	1,332,840	531,681	801,159	—	1,332,840
Trading securities (a)	1,930,991	—	1,929,399	1,592	1,930,991
Loans held-for-sale
Mortgage loans (elected fair value) (a)	16,418	—	182	16,236	16,418
USDA & SBA loans- LOCOM	619,160	—	623,863	1,023	624,886
Other consumer loans- LOCOM	28,843	—	6,704	22,139	28,843
Mortgage loans- LOCOM	61,230	—	—	61,230	61,230
Total loans held-for-sale	725,651	—	630,749	100,628	731,377
Securities available-for-sale (a)	4,608,383	—	4,598,022	10,361	4,608,383
Securities held-to-maturity	10,000	—	—	9,756	9,756
Derivative assets (a)	54,476	20,013	34,463	—	54,476
Other assets:
Tax credit investments	139,983	—	—	136,984	136,984
Deferred compensation mutual funds	40,912	40,912	—	—	40,912
Equity, mutual funds, and other (b)	240,667	22,141	—	218,526	240,667
Total other assets	421,562	63,053	—	355,510	418,563
Total assets	$36,248,158	$614,747	$7,993,792	$27,590,423	$36,198,962
Liabilities:
Defined maturity deposits	$4,056,184	$—	$4,024,544	$—	$4,024,544
Trading liabilities (a)	739,694	—	739,694	—	739,694
Short-term financial liabilities:
Federal funds purchased	437,474	—	437,474	—	437,474
Securities sold under agreements to repurchase	678,510	—	678,510	—	678,510
Other short-term borrowings	1,069,912	—	1,069,912	—	1,069,912
Total short-term financial liabilities	2,185,896	—	2,185,896	—	2,185,896
Term borrowings:
Real estate investment trust-preferred	46,151	—	—	47,470	47,470
Term borrowings—new market tax credit investment	18,000	—	—	17,915	17,915
Secured borrowings	16,621	—	—	16,499	16,499
Junior subordinated debentures	177,974	—	—	177,974	177,974
Other long term borrowings	941,388	—	957,647	—	957,647
Total term borrowings	1,200,134	—	957,647	259,858	1,217,505
Derivative liabilities (a)	170,324	18,770	117,342	34,212	170,324
Total liabilities	$8,352,232	$18,770	$8,025,123	$294,070	$8,337,963

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $130.7 million.

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

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2018 and December 31, 2017:

	Contractual Amount		Fair Value
(Dollars in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Unfunded Commitments:
Loan commitments	$10,829,303	$10,678,485	$2,871	$2,617
Standby and other commitments	450,745	420,728	4,981	5,274

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864 and as of September 30, 2018, was one of the 30 largest publicly traded banking organizations in the United States in terms of asset size.
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
ADOPTION OF ACCOUNTING UPDATES
Effective January 1, 2018, FHN retroactively adopted the provisions of ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which resulted in the reclassification of $.4 million and $1.7 million of non-service components of net periodic pension and post-retirement costs from Employee compensation, incentives, and benefits to Other expense for the three and nine months ended September 30, 2017. All prior periods and associated narrative have been revised to reflect this change. See Note 1 – Financial Information for additional information.
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
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general and local economic and business conditions, including economic recession or depression; the stability or volatility of values and activity in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims alleging mortgage servicing failures, individually, on a class basis, or as master servicer of securitized loans; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, competitor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means directly or indirectly affecting FHN or its customers, business counterparties or competitors; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Fed”), the Federal Deposit Insurance Corporation (“FDIC”), the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of the Treasury (“U.S. Treasury”), the Municipal Securities Rulemaking Board (“MSRB”), the Consumer Financial Protection Bureau (“CFPB”), the Financial Stability Oversight Council (“Council”), the Public Company Accounting Oversight Board (“PCAOB”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; current or future Executive orders; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.
FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2018, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY

In third quarter 2018, FHN reported net income available to common shareholders of $270.3 million, or $.83 per diluted share, compared to net income available to common of $67.3 million, or $.28 per diluted share in third quarter 2017. For the nine months ended September 30, 2018, FHN reported net income available to common shareholders of $442.5 million, or $1.35 per diluted share, compared to net income available to common of $212.2 million, or $.90 per diluted share, for the nine months ended September 30, 2017. The increase in net income available to common shareholders for the quarter and year-to-date periods was primarily due to an increase in revenue which more than offset higher expenses. Operating results for the three and nine months ended September 30, 2018 include activity associated with the CBF acquisition which closed late in fourth quarter 2017 and significantly impacted FHN's operating results and balance sheet trends for both the three and nine month periods ended September 30, 2018.

Total revenue increased $332.4 million and $573.1 million, respectively, for the three and nine months ended September 30, 2018 to $654.7 million and $1.5 billion. In third quarter 2018, FHN sold its remaining holdings of Visa Class B shares resulting in a $212.9 million pre-tax gain. Additionally, an increase in NII favorably impacted the quarter and year-to-date periods of 2018.

NII increased 46 percent and 53 percent from $209.8 million and $600.2 million for the three and nine months ended September 30, 2017 to $305.7 million and $917.8 million for the three and nine months ended September 30, 2018. This increase was largely driven by loans and deposits added through the CBF acquisition, as well as the positive impact of higher short-term interest rates on loans. Noninterest income increased $236.6 million and $255.5 million for the three and nine months ended September 30, 2018 primarily due to the sale of FHN's remaining holdings of Visa Class B shares previously mentioned. To a lesser extent, an increase in fees from deposit transactions and cash management activities and higher fee income related to brokerage, management fees, and commissions also contributed to the increase in noninterest for the three and nine months ended September 30, 2018. The adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" on January 1, 2018 also favorably impacted noninterest income in both periods of 2018, as dividend income previously recognized within net interest income is now recognized as noninterest income. Additionally, in third quarter 2017, noninterest income was negatively impacted by a $14.3 million loss from the repurchase of equity securities previously included in a financing transaction, which also contributed to the year-over-year increase in noninterest income for both the quarter and year-to-date periods of 2018. These increases were somewhat offset by lower fixed income revenue in 2018 relative to 2017.

Noninterest expense increased 24 percent and 39 percent, respectively, to $294.0 million and $940.1 million for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. Expenses increased for both periods of 2018 largely driven by higher acquisition- and integration-related expenses primarily associated with the CBF acquisition, higher personnel-related expenses, and increases in several other expense categories due to the inclusion of Capital Bank in the quarter and year-to-date periods of 2018. Additionally, for the year-to-date period of 2017, expenses were favorably impacted by a $22.6 million pre-tax reversal of mortgage repurchase and foreclosure provision primarily as a result of the settlement of certain repurchase claims, which also contributed to the year-over-year increase in expenses for the nine months ended September 30, 2018.

On a consolidated basis, credit quality remained strong in 2018, with net charge-offs remaining at historical lows and the allowance for loan losses decreasing relative to the comparative periods of the prior year. The provision for loan losses was $2.0 million in third quarter 2018 and $0 in 2017. For the nine months ended September 30, 2018, the provision for loan losses was $1.0 million compared to a $3.0 million provision credit for the nine months ended September 30, 2017.

Return on average common equity (“ROE”) and ROTCE were 25.41 percent and 40.51 percent, respectively, in third quarter 2018 compared to 10.79 percent and 12.17 percent, respectively in third quarter 2017. For the nine months ended September 30, 2018, ROE and ROTCE were 14.13 percent and 22.60 percent, respectively, compared to 11.83 percent and 13.25 percent, respectively, for the nine months ended September 30, 2017. The increase in these performance measures relative to the prior year was primarily driven by higher revenue which positively impacted net income available to common for the three and nine months ended September 30, 2018. Return on average assets (“ROA”) also increased in 2018 relative to the prior year and was 2.72 percent and 1.52 percent for the three and nine months ended September 30, 2018 compared to .99 percent and 1.04 percent for the three and nine months ended September 30, 2017. Common equity tier 1, Tier 1, Total capital, and Leverage ratios were 9.84 percent, 10.86 percent, 12.02 percent, and 9.21 percent, respectively, in third quarter 2018 compared to 10.04 percent, 11.20 percent, 12.18 percent and 9.60 percent, respectively, in third quarter 2017. Average assets increased 39 percent for both three and nine months ended September 30, 2018 to $40.1 billion and $40.2 billion from $28.9 billion for the three and nine months ended September 30, 2017 primarily due to the CBF acquisition. Average loans and average deposits increased 38 percent and 40 percent, respectively to $27.3 billion and $30.8 billion in third quarter 2018 from third quarter 2017. For the nine months ended September 30, 2018 average loans and average deposits increased 41 percent and 36 percent, respectively, to $27.2 billion and $30.6 billion. Average shareholder's equity increased to $4.6 billion for both the three and nine months ended September 30, 2018 from $2.9 billion and $2.8 billion for the three and nine months ended September 30, 2017. Period-end shareholders’ equity increased to $4.7 billion on September 30, 2018 from $2.9 billion on September 30, 2017 primarily due to the CBF acquisition.
BUSINESS LINE REVIEW
Regional Banking
Pre-tax income within the regional banking segment increased 46 percent, or $52.2 million to $166.7 million in third quarter 2018 from $114.5 million in third quarter 2017. For the nine months ended September 30, 2018, the regional banking pre-tax income increased 54 percent, or $176.8 million to $505.9 million from $329.1 million for the nine months ended September 30, 2017. The increase in pre-tax income for both the quarter and year-to-date periods was driven by an increase in revenue somewhat offset by higher expenses.
Total revenue increased $108.8 million, or 40 percent, to $382.3 million in third quarter 2018, from $273.5 million in third quarter 2017, largely driven by a $93.3 million increase in NII. The increase in NII was largely due to loans and deposits added through the CBF acquisition and the favorable impact of higher short-term interest rates on loans. Noninterest income also increased for the three months ended September 30, 2018 relative to the prior year, favorably impacting third quarter 2018 operating results. The increase in noninterest income was largely driven by an $7.4 million increase in deposit transactions and cash management fee income primarily the result of higher fee income associated with the inclusion of Capital Bank in third quarter 2018. A $2.3 million increase in fees from brokerage, management fees, and commissions and a $1.5 million increase in fees from mortgage banking activities also contributed to the increase in noninterest income in third quarter 2018 relative to the prior year. The increase in fees from brokerage, management fees, and commissions was driven by the continued growth of FHN's advisory business and favorable market conditions, coupled with an increase in the sales of structured products. To a lesser extent, bankcard income and other service charges also increased in third quarter 2018 due in large part to the inclusion of Capital Bank activity.

Provision expense was $8.0 million in third quarter 2018 compared to $8.6 million in third quarter 2017. Both periods reflect continued strong performance in both the commercial and consumer portfolios. The current quarter provision expense was driven primarily by higher reserves associated with individually impaired loans within the C&I portfolio; the increase in reserves was partially offset by the effect of continued lower loss rates and lower net charge-offs.
Noninterest expense was $207.6 million in third quarter 2018, up 38 percent from $150.4 million in third quarter 2017. The increase in expense was primarily driven by the inclusion of Capital Bank in third quarter 2018, which led to higher personnel-related expenses, and increases in occupancy expense, amortization expense, and operation services. Communication expenses, equipment rentals, depreciation and maintenance expense, computer software, and FDIC premium expense increased in third quarter 2018 relative to the prior year also driven by the inclusion of Capital Bank. A $3.4 million increase in advertising expense also contributed to the increase in noninterest expense in third quarter 2018 largely driven by the inclusion of Capital Bank, as well as promotional branding campaigns. These increases were somewhat offset by a $6.4 million net decline in loss accruals for legal matters compared to third quarter 2017.
Total revenue increased 44 percent to $1.1 billion for the nine months ended September 30, 2018, from $792.2 million for the nine months ended September 30, 2017, largely driven by a $298.5 million increase in NII. The increase in NII was largely due to loans and deposits added through the CBF acquisition. To a lesser extent, the favorable impact of higher interest rates on loans, cash basis interest income, higher average balances of loans to mortgage companies and organic loan growth within the commercial loan portfolio also favorably impacted NII in the nine months ended September 30, 2018 relative to the prior year. For the nine months September 30, 2018 and 2017, noninterest income was $240.1 million and $188.1 million, respectively. The increase in noninterest income was largely driven by a $27.0 million increase in deposit transactions and cash management fee income, primarily the result of higher fee income associated with the inclusion of Capital Bank. A $5.6 million increase in fees from brokerage, management fees, and commissions and a $3.9 million increase in fees from mortgage banking activities also contributed to the increase in noninterest income for the nine months ended September 30, 2018 relative to the prior year. Additionally, to a lesser extent, bankcard income and other service charges also increased in 2018 due in large part to the inclusion of Capital Bank activity.
Provision expense was $17.4 million for the nine months ended September 30, 2018, compared to $11.9 million for the nine months ended September 30, 2017. The same factors impacting the quarterly loan loss provisioning levels also drove the provision for the year-to-date period.
Noninterest expense was $619.3 million for the nine months ended September 30, 2018, up 37 percent from $451.1 million for the same period of 2017. The increase in expense was primarily driven by the inclusion of Capital Bank for the nine months ended September 30, 2018, which led to higher expenses in the same categories noted above. Additionally, strategic hires in expansion markets and specialty areas, higher incentive expense associated with loan and deposit growth, and an increase in minimum wage also contributed to an increase in personnel expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These increases were somewhat offset by a $3.4 million net decline in loss accruals related to legal matters in 2018 relative to the prior year.
Fixed Income
The fixed income segment had pre-tax income of $2.9 million in third quarter 2018 compared to pre-tax income of $8.7 million in third quarter 2017. For the nine months ended September 30, 2018, the pre-tax income within the fixed income segment was $6.1 million compared to $18.1 million for the nine months ended September 30, 2017. The decline in results for the three and nine months ended September 30, 2018 relative to the same periods of 2017 was the result of lower noninterest income, somewhat offset by a decline in expenses and an increase in NII.
NII increased from $6.0 million in third quarter 2017 to $9.0 million in third quarter 2018. The increase in NII in third quarter 2018 was primarily due to an increase in trading securities and loans held-for-sale largely associated with government-guaranteed loan products. Fixed income product revenue decreased 24 percent to $34.3 million in third quarter 2018 from $45.0 million in third quarter 2017, as average daily revenue (“ADR”) declined to $544 thousand in third quarter 2018 from $715 thousand in third quarter 2017. This decline reflects lower activity due to challenging market conditions (expected interest rate increases, a flattening yield curve, and low levels of market volatility). Other product revenue was $6.9 million in third quarter 2018, down from $10.8 million in the prior year, primarily driven by lower fees from loan sales. Noninterest expense decreased 11 percent, or $5.8 million, to $47.3 million in third quarter 2018 primarily driven by lower variable compensation associated with the decrease in fixed income product revenue in third quarter 2018.
For the nine months ended September 30, 2018, NII increased $14.6 million to $26.7 million from $12.1 million for the nine months ended September 30, 2017. The increase in NII for the nine months ended September 30, 2018 was driven by the same factors that impacted the quarterly increase in NII. Fixed income product revenue was $102.3 million for the nine months ended September 30, 2018, down from $133.3 million in the prior year, reflecting lower activity due to challenging market conditions (expected interest rate increases, a flattening yield curve, and low levels of market volatility). Other product revenue was $22.8 million and $28.5 million for the nine months ended September 30, 2018 and 2017, respectively, primarily driven by lower fees from loan sales. Noninterest expense decreased 7 percent, or $10.2 million, to $145.6 million for the nine months ended September 30, 2018 from $155.9 million for the nine months ended September 30, 2017. The decrease was primarily due to lower variable compensation associated with the decrease in fixed income product revenue during the nine months ended September 30, 2018 and a decrease in legal fees relative to the prior year.
Corporate
The corporate segment had pre-tax income of $173.9 million in third quarter 2018 compared to a pre-tax loss of $47.2 million in third quarter 2017. For the nine months ended September 30, 2018, the corporate segment had pre-tax income of $39.2 million compared to a pre-tax loss of $105.6 million for the nine months ended September 20, 2017. In third quarter 2018, FHN sold its remaining holdings of Visa Class B shares resulting in a $212.9 million pre-tax gain.
Net interest expense was $15.4 million and $13.8 million in third quarter 2018 and 2017, respectively. Noninterest income (including securities gain/losses) increased to $222.6 million in third quarter 2018 from negative $9.5 million in third quarter 2017. The increase in noninterest income in third quarter 2018 was primarily driven by the gain on sale of Visa Class B shares previously mentioned. To a much lesser extent, the increase in noninterest income was also due in part to the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" on January 1, 2018, which resulted in dividend income from FRB and FHLB holdings being recognized in other income rather than Interest income where it was recognized prior to adoption. In third quarter 2017, FHN recognized a $14.3 million loss from the repurchase of equity securities previously included in a financing transactions, which negatively impacted noninterest income in 2017.
Noninterest expense increased to $33.3 million in third quarter 2018 from $23.9 million in third quarter 2017. The increase in expense for third quarter 2018 was primarily driven by higher personnel expense largely due to inclusion of Capital Bank and a $3.0 million increase in acquisition- and integration-related expenses primarily associated with the CBF acquisition compared to third quarter 2017.
Net interest expense was $48.7 million and $42.4 million, respectively for the nine months ended September 30, 2018 and 2017. Noninterest income (including securities gain/losses) increased to $240.7 million for the nine months ended September 30, 2018 from $2.2 million for the nine months ended September 30, 2017. The increase in noninterest income for the year-to-date period was driven by the same factors impacting the quarterly increase in noninterest income. Additionally, $4.1 million of gains on the sales of buildings recognized in 2018 and a net increase of $3.0 million in BOLI policy benefits received also contributed to the increase in noninterest income during the nine months ended September 30, 2018.
Noninterest expense increased to $152.8 million for the nine months ended September 30, 2018 from $65.4 million for the nine months ended September 30, 2017. The increase in expense for the year-to-date period was primarily driven by a $70.9 million increase of acquisition- and integration-related expenses primarily associated with the CBF acquisition. Additionally, an increase in personnel expense, a $4.8 million increase in valuation adjustments associated with derivatives related to prior sales of Visa Class B shares recognized in 2018 and an increase in professional fees also contributed to the increase in noninterest expense. The increase in personnel expenses was due in large part to a 16 percent increase in headcount due to the inclusion of Capital Bank. These expense increases were somewhat offset by a $3.2 million charitable contribution made to the First Tennessee Foundation in 2017; a similar contribution was not made in 2018.
Non-Strategic
The non-strategic segment had pre-tax income of $15.2 million in third quarter 2018 compared to $9.4 million in third quarter 2017. For the nine months ended September 30, 2018 the non-strategic segment had pre-tax income of $38.0 million compared to $41.6 million for the nine months ended September 30, 2017.
Total revenue was $15.0 million in third quarter 2018 up from $10.2 million in third quarter 2017. NII increased 13 percent to $9.6 million in third quarter 2018, largely driven by higher rates on loans held-for-sale added through the CBF acquisition. Noninterest income increased to $5.4 million in third quarter 2018 from $1.7 million in third 2017, largely driven by a $3.8 million gain on the sales of TRUPs loans.

The provision for loan losses within the non-strategic segment was a provision credit of $6.0 million in third quarter 2018 compared to a provision credit of $8.6 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances as reserves declined by $10.3 million from December 31, 2017, to $25.1 million as of September 30, 2018. Losses remain historically low as the non-strategic segment had net recoveries of $2.2 million in third quarter 2018 compared to net recoveries of $3.3 million a year ago.
Noninterest expense was $5.8 million in third quarter 2018 compared to $9.4 million in third quarter 2017. The decline in expense in third quarter 2018 relative to the prior year was primarily driven by lower loss accruals related to legal matters.
For the nine months ended September 30, 2018, total revenue was $43.9 million, up from $31.3 million for the nine months ended September 30, 2017. NII increased 41 percent to $37.2 million during 2018, primarily driven by the interest income associated with the acquired CBF indirect auto loan portfolio, a large portion of which was subsequently sold in second quarter 2018. Noninterest income increased to $6.7 million in 2018 from $4.9 million in 2017, primarily driven by the gain on the reversal of a previous valuation adjustment on TRUPs loans sales previously mentioned.
The provision for loan losses within the non-strategic segment was a provision credit of $16.4 million for the nine months ended September 30, 2018 compared to a provision credit of $14.9 million in the prior year. The same factors impacting the quarterly change in loan loss provisioning levels also drove the change for the year-to-date period.
For the nine months ended September 30, 2018, noninterest expense was $22.3 million compared to a $4.6 million for the nine months ended September 30, 2017. The increase in expense for the year-to-date period was largely the result of a $21.7 million pre-tax reversal of mortgage repurchase and foreclosure provision recognized in second quarter 2017 primarily as a result of the settlement of certain repurchase claims, which favorably impacted expenses for year-to-date period of 2017. This increase was somewhat offset by a decrease in loss accruals related to legal matters in 2018 relative to the prior year.
INCOME STATEMENT REVIEW
Total consolidated revenue increased to $654.7 million in third quarter 2018 from $322.2 million in third quarter 2017 driven by a $212.9 million pre-tax gain on the sale on Visa Class B shares and an increase in NII. Total expenses increased 24 percent to $294.0 million in third quarter 2018 from $236.9 million in third quarter 2017.
Total consolidated revenue for the nine months ended September 30, 2018 was $1.5 billion, a 60 percent increase from $957.3 million for the nine months ended September 30, 2017. The increase in revenue for 2018 was attributable to an increase in NII as well as higher noninterest income primarily due to the gain on the sale of Visa Class B shares previously mentioned. Total expenses were $940.1 million for the nine months ended September 30, 2018 compared to $677.0 million for the nine months ended September 30, 2017.
NET INTEREST INCOME
Net interest income increased 46 percent, or $95.9 million, to $305.7 million in third quarter 2018 from $209.8 million in third quarter 2017. The increase in NII in third quarter 2018 was largely due to loans added through the CBF acquisition, including CBF loan accretion. Additionally, favorable funding due to increased deposits from the CBF acquisition, the favorable impact of higher interest rates on loans, and higher average balances of trading securities positively impacted NII in third quarter 2018. To a lesser extent, organic loan growth within the regional banking commercial and consumer loan portfolios, an increase in cash basis interest income and higher average balances of loans to mortgage companies also improved NII in third quarter 2018 relative to third quarter 2017. For the nine months ended September 30, 2018, NII increased 53 percent, or $317.6 million, to $917.8 million from $600.2 for the nine months ended September 30, 2017. The same factors that contributed to the third quarter 2018 increase in NII also drove the increase in NII for the year-to-date period of 2018 relative to the prior year. Average earning assets were $35.6 billion for the three and nine months ended September 30, 2018 compared to $26.6 billion for the three and nine months ended September 30, 2017. The increase in average earning assets in both periods relative to 2017 was primarily due to the CBF acquisition, as well as organic growth within the Regional Banking segment.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin improved to 3.44 percent in third quarter 2018 from 3.19 percent in third quarter 2017. The net interest spread was 3.12 percent in third quarter 2018, up 16 basis points from 2.96 percent in third quarter 2017. The improvement in NIM in third quarter 2018 was primarily a result of loans and deposits added through the CBF acquisition (including accretion) and the favorable impact of higher interest rates on loans. For the nine months ended September 30, 2018, the net interest margin was 3.47 percent, up 41 basis points from 3.06 percent for the nine months ended September 30, 2017.

The increase in NIM for the nine months ended September 30, 2018 was also favorably impacted by higher short-term interest rates on loans, CBF loan accretion, and loans and deposits added through the CBF acquisition, but was also favorably impacted by lower balances of interest bearing cash. The following table provides detail regarding FHN's net interest margin for the three and nine months ended September 30, 2018.
Table 1—Net Interest Margin

	Three Months Ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	4.95%	4.13%	4.79%	4.01%
Consumer loans	4.51	4.23	4.50	4.19
Total loans, net of unearned income	4.84	4.16	4.71	4.06
Loans held-for-sale	5.49	4.53	6.11	4.47
Investment securities:
U.S. government agencies	2.71	2.54	2.69	2.57
States and municipalities	3.60	—	3.52	9.43
Corporates and other debt	4.36	5.25	4.43	5.25
Other (a)	31.97	3.67	30.66	3.32
Total investment securities	2.78	2.60	2.75	2.61
Trading securities	3.81	3.06	3.67	3.00
Other earning assets:
Federal funds sold	2.50	1.75	2.35	1.58
Securities purchased under agreements to resell	1.82	0.88	1.51	0.64
Interest bearing cash	1.84	1.24	1.67	0.92
Total other earning assets	1.85	1.03	1.59	0.82
Interest income / total earning assets	4.43%	3.76%	4.32%	3.57%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	1.07%	0.50%	0.85%	0.46%
Other interest-bearing deposits	0.74	0.46	0.63	0.37
Time deposits	1.51	0.85	1.33	0.84
Total interest-bearing deposits	1.03	0.51	0.85	0.46
Federal funds purchased	2.05	1.24	1.79	0.98
Securities sold under agreements to repurchase	1.53	1.06	1.25	0.70
Fixed income trading liabilities	2.90	2.19	2.75	2.26
Other short-term borrowings	2.13	1.22	1.78	1.24
Term borrowings	4.53	3.51	4.27	3.24
Interest expense / total interest-bearing liabilities	1.31	0.80	1.12	0.71
Net interest spread	3.12%	2.96%	3.20%	2.86%
Effect of interest-free sources used to fund earning assets	0.32	0.23	0.27	0.20
Net interest margin (b)	3.44%	3.19%	3.47%	3.06%
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

(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21 percent and 35 percent in 2018 and 2017, respectively, and where applicable, state income taxes.

FHN’s net interest margin is primarily impacted by its balance sheet mix including the levels of fixed and floating rate loans, rate sensitive and non-rate sensitive liabilities, cash levels, trading inventory levels as well as loan fees and cash basis income. FHN’s balance sheet is positioned to benefit primarily from a rise in short-term interest rates. For 2019, NIM will also depend on the extent of Fed interest rate increases, loan accretion levels and competitive pricing for core deposits.
PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to or credit to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $2.0 million and $1.0 million for the three and nine months ended September 30, 2018 compared to $0 and a $3.0 million credit to the provision for loan losses, respectively, for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, FHN’s asset quality metrics remained strong. Annualized net charge-offs as a percentage of loans was .02 percent for the three and nine months ended September 30, 2018. The ALLL decreased $3.6 million from year-end 2017 to $186.0 million as of September 30, 2018. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $349.0 million in third quarter 2018 and represented 53 percent of total revenue compared to $112.4 million in third quarter 2017 and 35 percent of total revenue. For the nine months ended September 30, 2018 and 2017 noninterest income was $612.5 million and $357.0 million, respectively, representing 40 percent and 37 percent of total revenue. The increase in noninterest income for the quarter and year-to-date periods was primarily driven by a $212.9 million pre-tax securities gain associated with the sale of Visa Class B shares. In third quarter 2017, noninterest income was negatively impacted by the recognition of a $14.3 million loss from the repurchase of equity securities previously included in a financing transaction, which also contributed to the year-over-year increase in noninterest income in 2018. To a lesser extent, increases in fee income due to the inclusion of Capital Bank also contributed to the increase in noninterest income for both the three and nine months ended September 30, 2018, but were partially offset by lower fixed income revenue relative to the three and nine months ended September 30, 2017.
Fixed Income Noninterest Income
Fixed income noninterest income was $44.8 million and $128.0 million for the three and nine months ended September 30, 2018, down 20 percent and 21 percent, respectively, from $55.8 million and $161.5 million for the three and nine months ended September 30, 2017. The decline in both periods reflects lower activity due to challenging market conditions (expected interest rate increases, a flattening yield curve, and low levels of market volatility). Revenue from other products was $10.5 million and $10.8 million for the three months ended September 30, 2018 and 2017 and was $25.8 million and $28.2 million for the nine months ended September 30, 2018 and 2017, respectively. Both periods reflect a decline in fee income from lower loan sales, but were favorably impacted by a $3.8 million gain on the sales of TRUPs loans recognized within the Non-Strategic segment in third quarter 2018. The following table summarizes FHN’s fixed income noninterest income for the three and nine months ended September 30, 2018 and 2017.
Table 2—Fixed Income Noninterest Income

	Three Months Ended September 30		Percent Change	Nine months ended September 30		Percent Change
(Dollars in thousands)	2018	2017		2018	2017
Noninterest income:
Fixed income	$34,268	$45,020	(24)%	$102,255	$133,302	(23)%
Other product revenue	10,545	10,738	(2)%	25,761	28,244	(9)%
Total fixed income noninterest income	$44,813	$55,758	(20)%	$128,016	$161,546	(21)%

Deposit Transactions and Cash Management
Fees from deposit transactions and cash management activities increased to $35.8 million in third quarter 2018 from $28.0 million in third quarter 2017 largely driven by higher fee income associated with the inclusion of Capital Bank. For the nine months ended September 30, 2018 and 2017 fees from deposit transactions and cash management activities were $107.9 million and $80.4 million, respectively. The year-to-date increase was also largely associated with the inclusion of Capital Bank. Fees from deposit transactions and cash management activities were negatively impacted in first quarter 2017 due to changes in consumer behavior and a modification of billing practices, which further contributed to the year-over-year increase in fees from deposit transactions and cash management activities for the nine months ended September 30, 2018.
Brokerage, Management Fees and Commissions
Noninterest income from brokerage, management fees and commissions increased 19 percent to $14.2 million in third quarter 2018 from $11.9 million in third quarter 2017. For the nine months ended September 30, 2018 noninterest income from brokerage, management fees and commissions increased 15 percent to $41.4 million from $35.9 million for the nine months ended September 30, 2017. The increase in both periods was due in large part to the continued growth of FHN's advisory business and favorable market conditions, coupled with an increase in the sales of structured products.
Bank-owned Life Insurance
Bank-owned life insurance ("BOLI") increased to $4.3 million and $14.1 million for the three and nine months ended September 30, 2018 from $3.5 million and $11.1 million for the three and nine months ended September 30, 2017. The increase in both periods was driven by higher BOLI policy gains recognized in 2018 relative to 2017.
Bankcard Income
Bankcard income was $6.9 million and $20.0 million for the three and nine months ended September 30, 2018 compared to $6.2 million and $17.2 million for the three and nine months ended September 30, 2017. The increase in bankcard income was primarily the result of an increase in interchange income driven by higher volume and favorable rate changes in 2018 compared to 2017.
Securities Gains/(Losses)
Net securities gains were $212.9 million and $213.0 million for the three and nine months ended September 30, 2018 and primarily related to FHN's sale of its remaining holdings of Visa Class B shares. Net securities gains for the three months ended September 30, 2017 were not material. Net securities gains for the nine months ended September 30, 2017 were $.5 million and were primarily the result of the call of a $4.4 million held-to-maturity municipal bond within the regional banking segment in second quarter 2017.
Other Noninterest Income
Other income includes revenues from other service charges, ATM and interchange fees, dividend income (subsequent to 2017), mortgage banking (primarily within the non-strategic and regional banking segments), revenue related to deferred compensation plans (which are mirrored by changes in noninterest expense), electronic banking fees, letter of credit fees, insurance commissions, loss on extinguishment of debt and various other fees.
Revenue from all other income and commissions increased to $22.7 million in third quarter 2018 from $43 thousand in third quarter 2017. Effective January 1, 2018, FHN adopted ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" and began recording dividend income from FRB and FHLB holdings in other income which contributed to the increase in other noninterest income in third quarter 2018 relative to the prior year, as previously these amounts were included in Interest income. Additionally, increases in mortgage banking income and other service charges related to the inclusion of Capital Bank also contributed to the increase in all other income and commissions in third quarter 2018 compared with the prior year. To a lesser extent, $1.6 million in collections from CBF loans that were fully charged off prior to acquisition increased other noninterest income for third quarter 2018. In third quarter 2017, all other income and commissions was negatively impacted by a $14.3 million loss from the repurchase of equity securities previously included in a financing transaction.
Revenue from all other income and commissions increased to $65.3 million for the nine months ended September 30, 2018 from $29.1 million for the nine months ended September 30, 2017. The increase in all other income and commissions for the nine months ended September 30, 2018 was largely due to $8.1 million in dividend income from FRB and FHLB holdings,

$4.3 million in collections from CBF loans that were fully charged off prior to acquisition and $4.1 million of gains on the sales of buildings recognized in 2018. Additionally, mortgage banking income and other service charges increased primarily related to the inclusion of Capital Bank. For the nine months ended September 30, 2018 deferred compensation income decreased $1.5 million to $2.9 million, offsetting a portion of the overall increase in revenue from all other income and commissions. Deferred compensation income fluctuates with changes in the market value of the underlying investments. For 2017, all other income and commissions was negatively impacted by the $14.3 million loss on extinguishment of debt previously mentioned. The following table provides detail regarding FHN’s other income for the three and nine months ended September 30, 2018 and 2017.
Table 3—Other Income

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2018	2017		2018	2017
Other income:
Other service charges	$3,758	$2,954	27%	$11,609	$9,047	28%
ATM and interchange fees	3,263	3,137	4%	9,943	8,998	11%
Dividend income (a)	2,757	—	NM	8,130	—	NM
Mortgage banking	2,533	1,354	87%	7,510	3,883	93%
Deferred compensation	1,458	1,128	29%	2,900	4,446	(35)%
Electronic banking fees	1,309	1,282	2%	3,741	3,911	(4)%
Letter of credit fees	1,307	1,211	8%	3,851	3,369	14%
Insurance commissions	396	567	(30)%	1,629	2,042	(20)%
Gain/(loss) on extinguishment of debt (b)	(1)	(14,329)	NM	(1)	(14,329)	NM
Other	5,875	2,739	NM	16,020	7,684	NM
Total	$22,655	$43	NM	$65,332	$29,051	NM

NM – Not meaningful

(a)
Effective January 1, 2018, FHN adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and began recording dividend income from FRB and FHLB holdings in Other income. Prior to first quarter 2018 these amounts were included in Interest income on the Consolidated Condensed Statements of Income.

(b)	Loss on extinguishment of debt for three and nine months ended September 30, 2017 relates to the repurchase of equity securities previously included in a financing transaction.

NONINTEREST EXPENSE
Total noninterest expense increased to $294.0 million in third quarter 2018 from $236.9 million in third quarter 2017. The increase in noninterest expense in third quarter 2018 was largely driven by higher acquisition- and integration-related expenses primarily associated with the CBF acquisition, higher personnel-related expenses, and increases in several other expense categories due to the inclusion of Capital Bank, somewhat offset by a decrease in loss accruals related to legal matters. For the nine months ended September 30, 2018, total noninterest expense increased 39 percent to $940.1 million, largely driven by the same factors that contributed to the quarterly expense increase. For the nine months ended September 30, 2018, lower legal fees relative to the nine months ended September 30, 2017 favorably impacted expense in 2018, offsetting a portion of the net increase in expenses.
Employee Compensation, Incentives, and Benefits
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased 20 percent in third quarter 2018 to $164.8 million from $137.4 million in third quarter 2017. The increase in personnel expense was primarily the result of a 31 percent increase in headcount in connection with the CBF acquisition. Additionally, an increase in minimum wage and a $1.7 million increase of personnel expense related to acquisition- and integration-related expenses during third quarter 2018 also contributed to the increase in personnel expense relative to third quarter 2017. A decline in variable compensation associated with lower fixed income sales revenue relative to third quarter 2017, favorably impacted personnel expense in third quarter 2018, offsetting a portion of the expense increase.
For the nine months ended September 30, 2018, personnel expense increased 22 percent, or $91.8 million to $502.0 million. The increase in personnel expense for the year-to-date period was also due primarily to an increase in headcount in connection with the CBF acquisition. Additionally, an increase in minimum wage in 2018 as well as strategic hires in expansion markets and specialty areas and higher incentive expense associated with loan and deposit growth within the regional banking segment also contributed to the increase in personnel expense relative to the prior year. For year-to-date period of 2018, a $9.3 million increase in personnel expense primarily related to acquisition- and integration-related expenses associated with the CBF acquisition also increased personnel expense for the nine months ended September 30, 2018. A decline in variable compensation associated with lower fixed income sales revenue relative to the prior year offset a portion of the expense increase for the year-to-date period.
Occupancy
Occupancy expense increased to $20.0 million in third quarter 2018 from $13.6 million in third quarter 2017. For the nine months ended September 30, 2018, occupancy expense increased to $63.0 million from $38.8 million. The increase in occupancy was primarily driven by higher rental expense due to the inclusion of Capital Bank and Coastal expenses, as well as an increase in depreciation expense due to the completion of space-consolidating renovations made to FHN's headquarters and other locations completed during 2017. In addition, in 2018 FHN recognized $2.4 million of acquisition- and integration-related expenses primarily associated with the CBF acquisition.
Computer Software
Computer software expense was $15.7 million in third quarter 2018, up 31 percent from $12.0 million in third quarter 2017. For the nine months ended September 30, 2018, computer software expense was $45.9 million, up from $35.1 million for the same period in 2017. The increase in computer software expense in both periods was driven by the inclusion of Capital Bank, as well as FHN's focus on technology-related projects. To a lesser extent acquisition- and integration-related expenses primarily associated with the CBF acquisition also contributed to the increase in computer software expense for year-to-date 2018.
Operations Services
Operations services expense increased $2.3 million and $10.1 million, respectively to $13.1 million and $43.3 million for the three and nine months ended September 30, 2018 from $10.8 million and $33.2 million for the same periods of 2017. The increase in operations services expense was primarily related to an increase in third party fees associated with the inclusion of Capital Bank expenses, as well as higher acquisition- and integration-related expenses primarily related to the CBF acquisition.
Equipment Rentals, Depreciation, and Maintenance
Equipment rentals, depreciation, and maintenance expense increased 42 percent, or $2.8 million, to $9.4 million in third quarter 2018 from $6.6 million in third quarter 2017. For the nine months ended September 30, 2018, equipment rentals, depreciation and maintenance expense increased $10.1 million to $30.1 million. The increase in equipment rentals, depreciation, and maintenance expense in both periods was due in large part to the inclusion of Capital Bank in 2018. For the year-to-end period, the increase was also driven by higher acquisition- and integration-related expenses primarily related to the CBF acquisition.
Professional Fees
Professional fees were $9.3 million and $37.0 million for the three and nine months ended September 30, 2018 compared to $6.6 million and $21.0 million for the three and nine months ended September 30, 2017. The increase in professional fees was primarily driven by strategic investments to analyze growth potential and product mix for new markets, as well as higher acquisition- and integration-related expenses primarily associated with the CBF acquisition compared to 2017.
Advertising and Public Relations
Expenses associated with advertising and public relations were $8.4 million and $17.0 million for the three and nine months ended September 30, 2018 compared to $5.2 million and $13.9 million for the three and nine months ended September 30, 2017. In 2018, FHN recognized higher advertising expense due in large part to promotional branding campaigns and targeted marketing in new markets which contributed to an increase in both the quarter and year-to-date periods.

FDIC Premium Expense
FDIC premium expense was $7.9 million and $26.4 million for the three and nine months ended September 30, 2018, compared to $6.1 million and $17.7 million for the three and nine months ended September 30, 2017. The increase in FDIC premium expense for the three and nine months ended September 30, 2018 relative to 2017 was due in large part to the CBF acquisition, as well as organic growth. For the nine months ended September 30, 2018, the increase was also impacted by the Coastal acquisition.
Communications and Courier
Expenses associated with communications and courier were $7.0 million and $22.8 million for the three and nine months ended September 30, 2018 up from $4.3 million and $12.2 million for the three and nine months ended September 30, 2017. The increase in communication and courier expense was primarily driven by the inclusion of Capital Bank for the quarter and year-to-date periods of 2018. Expenses related to acquisition- and integration- related projects primarily associated with the CBF acquisition also contributed to the increase in expenses for the year-to-date period.
Amortization of Intangible Assets
Amortization expense was $6.5 million and $19.4 million for the three and nine months ended September 30, 2018, a $4.5 million and $14.2 million increase, respectively, from $2.0 million and $5.2 million for the three and nine months ended September 30, 2017. The increase was due to amortization expense as a result of the CBF and Coastal acquisitions.
Contract employment and outsourcing
Expenses associated with contract employment and outsourcing increased to $4.3 million and $14.3 million for the three and nine months ended September 30, 2018 from $2.8 million and $9.0 million for the three and nine months ended September 30, 2017, due in large part to acquisition- and integration- related projects primarily associated with the CBF acquisition.
Legal Fees
Legal fees were $2.5 million and $7.7 million for the three and nine months ended September 30, 2018 compared to $2.1 million and $10.8 million for the three and nine months ended September 30, 2017. Legal fees fluctuate primarily based on the status, timing, type, and composition of cases or other projects.
Repurchase and Foreclosure Provision/(Provision Credit)
For the three and nine months ended September 30, 2018, the mortgage repurchase and foreclosure provision was not material. For the nine months ended September 30, 2017, FHN recognized a $22.6 million pre-tax reversal of mortgage repurchase and foreclosure provision primarily as a result of the settlement of certain repurchase claims, which favorably impacted the 2017 year-to-date period.
Other Noninterest Expense
Other expense includes travel and entertainment expenses, other insurance and tax expense, costs associated with employee training and dues, supplies, expenses associated with the non-service components of net periodic pension and post-retirement cost, tax credit investments expenses, customer relations expenses, expenses associated with OREO, miscellaneous loan costs, losses from litigation and regulatory matters, and various other expenses.
All other expenses decreased to $25.7 million in third quarter 2018 from $28.1 million in third quarter 2017. The decrease was primarily due to a $9.7 million decrease in loss accruals related to legal matters from $8.2 million in third quarter 2017 to a net expense reversal of $1.5 million in third quarter 2018. The decline in third quarter 2018 was somewhat offset by increased activity due to CBF, an increase in the reserve for unfunded commitments, an increase in pension expense, and higher expenses associated with foreclosed properties.

For the nine months ended September 30, 2018, all other expenses increased to $112.0 million from $72.6 million for the nine months ended September 30, 2017. The increase was primarily due to a $39.9 million increase of acquisition- and integration-related costs primarily associated with the CBF acquisition, including contract termination charges, costs of shareholder matters and asset impairments related to the integration, as well as other miscellaneous expenses. Additionally, a $4.8 million increase in Visa derivative valuation adjustments recognized for the nine months ended September 30, 2018, higher expenses associated with travel and entertainment, supplies, and employee training and dues largely due to the inclusion of Capital Bank, higher pension expense and an increase in the reserve for unfunded commitments for the nine months ended September 30, 2018 also contributed to the increase in other noninterest income relative to the prior year. These expense increases were somewhat offset by a $7.8 million net decrease in loss accruals related to legal matters and a $3.2 million charitable contribution made to the First Tennessee Foundation in 2017; a similar contribution was not made in 2018. The following table provides detail regarding FHN’s other expense for the three and nine months ended September 30, 2018 and 2017.
Table 4—Other Expense

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2018	2017		2018	2017
Other expense:
Travel and entertainment	$3,988	$2,798	43%	$12,102	$8,308	46%
Other insurance and taxes	2,761	2,396	15%	8,178	7,229	13%
Employee training and dues	1,682	1,198	40%	5,310	4,194	27%
Supplies	1,635	928	76%	5,458	2,884	89%
Non-service components of net periodic pension and post-retirement cost	1,585	454	NM	3,619	1,782	NM
Tax credit investments	1,370	762	80%	3,586	2,646	36%
Customer relations	1,328	1,361	(2)%	3,749	4,240	(12)%
OREO	1,256	303	NM	2,174	953	NM
Miscellaneous loan costs	543	757	(28)%	2,720	2,078	31%
Litigation and regulatory matters	(1,541)	8,162	NM	609	8,403	(93)%
Other (a)	11,094	8,994	23%	64,527	29,837	NM
Total	$25,701	$28,113	(9)%	$112,032	$72,554	54%

NM – Not meaningful.
Certain previously reported amounts have been revised to reflect the retroactive effect of the adoption of ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” See Note 1 - Financial Information for additional information.

(a)
Expense increase for the nine months ended September 30, 2018 largely attributable to an increase in acquisition- and integration-related expense primarily associated with the CBF acquisition. See Note 2 - Acquisitions and Divestitures for additional information.

INCOME TAXES
FHN recorded an income tax provision of $83.9 million in third quarter 2018, compared to $13.6 million in third quarter 2017. For the nine months ended September 30, 2018 and 2017, FHN recorded an income tax provision of $133.6 million and $57.9 million, respectively. The effective tax rates for the three and nine months ended September 30, 2018 were approximately 23 percent compared to 16 percent and 20 percent for the three and nine months ended September 30, 2017.
The Company's effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The effective rate is unfavorably affected by the non-deductibility of portions of FHN's FDIC premium and executive compensation expense. FHN’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits. For the three months ended September 30, 2018, FHN recognized $.6 million of net unfavorable discrete items. For the nine months ended September 30, 2018, FHN recognized $3.1 million of net favorable discrete items primarily related to CBF purchase accounting adjustments.

FHN's effective tax rate in 2017 was based on the 35% federal tax rate which was lowered to 21% in 2018. It was favorably impacted by the reversal of the valuation allowance for the deferred tax asset related to its 2012 federal capital loss carryforward based on capital gain transactions initiated in second quarter 2017; this lowered the effective rate to 16 percent and 20 percent for the three and nine months ended September 30, 2017. For the three months ended September 30, 2017, FHN also recognized $1.9 million of net favorable discrete items primarily related to the 2016 tax return filings.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2018, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $269.4 million and $119.5 million, respectively, resulting in a net DTA of $149.8 million at September 30, 2018, compared with a net DTA of $190.7 million at September 30, 2017. There have been various changes to FHN's DTA since the third quarter of 2017. Major changes include an increase in the DTA as a result of the acquisition of CBF and decreases in the DTA as a result of the decrease in the federal tax rate and the utilization due to projected taxable income in 2018.
As of September 30, 2018, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $57.3 million and $12.4 million, respectively, which will expire at various dates.
FHN’s gross DTA after valuation allowance was $269.4 million and $282.3 million as of September 30, 2018 and 2017, respectively. Other than a small valuation allowance against state NOLs, FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.
STATEMENT OF CONDITION REVIEW
Total period-end assets were $40.6 billion on September 30, 2018, a 2 percent decrease from $41.4 billion on December 31, 2017. Average assets increased 21 percent from $33.1 billion in fourth quarter 2017 to $40.1 billion in third quarter 2018. The increase in average assets was primarily driven by the timing of the CBF acquisition on November 30, 2017; third quarter 2018 includes the average impact of three months of balances compared with one month in fourth quarter 2017. The increase was largely due to net increases in the loan portfolios, increases in goodwill and other intangible assets, and a larger investment securities portfolio. Additionally, loans held-for-sale and premises and equipment also contributed to the increase in average assets from December 31, 2017. The decrease in period-end assets was due in large part to decreases in interest bearing cash levels, as well as net decreases in the available-for-sale ("AFS") securities and loan portfolios, but was somewhat offset by an increase in Fixed income trading inventory.
Total period-end liabilities were $35.9 billion on September 30, 2018, a 3 percent decrease from $36.8 billion on December 31, 2017. Average liabilities increased to $35.5 billion in third quarter 2018, from $29.6 billion in fourth quarter 2017. The net increase in average liabilities relative to fourth quarter 2017 was also the result of the timing of the CBF acquisition in late fourth quarter 2017 and was primarily attributable to acquired deposits. The decrease in period-end liabilities was largely due to a decrease in short-term borrowings, somewhat offset by increases in deposits and trading liabilities.
EARNING ASSETS
Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased 18 percent and 34 percent to $35.6 billion in third quarter 2018 from $30.0 billion and $26.6 billion in fourth quarter 2017 and third quarter 2017, respectively. A more detailed discussion of the major line items follows.
Loans
Period-end loans were $27.4 billion as of September 30, 2018 compared with $27.7 billion as of December 31, 2017 and $20.2 billion as of September 30, 2017. Average loans for third quarter 2018 increased to $27.3 billion from $22.5 billion in fourth quarter 2017 and $19.8 billion in third quarter 2017. The increase in period-end and average loan balances from third quarter 2017 was primarily the result of $7.3 billion in loans from the CBF acquisition and organic growth within FHN's regional banking segment, somewhat offset by run-off within the non-strategic portfolios. The increase in average loans from fourth quarter 2017 was primarily due to the timing of the CBF acquisition, as third quarter 2018 includes the average impact of three months of balances compared with one month in fourth quarter 2017. The decrease in period-end loans from December 31, 2017 was driven by low spread run-off within the Regional Banking portfolios, coupled with sales and run-off within the Non-strategic portfolios, somewhat mitigated by net loan growth within several of the Regional Banking loan portfolios. The following table provides detail regarding FHN's average loans.

Table 5—Average Loans

	Quarter Ended September 30, 2018		Quarter Ended December 31, 2017
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$16,038,920	59%	$13,756,024	61%	17%
Commercial real estate	4,226,580	15	2,892,949	13	46
Total commercial	20,265,500	74	16,648,973	74	22
Consumer:
Consumer real estate (a)	6,199,910	23	5,029,588	22	23
Permanent mortgage	348,922	1	400,991	2	(13)
Credit card and other	532,890	2	439,057	2	21
Total consumer	7,081,722	26	5,869,636	26	21
Total loans, net of unearned income	$27,347,222	100%	$22,518,609	100%	21%
(a) Balance as of September 30, 2018 and December 31, 2017, includes $17.8 million and $25.1 million of restricted and secured real estate loans, respectively.

Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale. FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Investment securities were $4.6 billion on September 30, 2018 compared to $5.2 billion on December 31, 2017. The decrease in period-end investment securities was due in part to the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," on January 1, 2018, which resulted in the reclassification of equity securities from Investment securities to Other assets and an increase in unrealized losses as a result of higher rates. FHN moderated its reinvestment strategy which also contributed to the decrease in the investment securities balance on September 30, 2018. Investment securities averaged $4.7 billion and $4.3 billion in third quarter 2018 and fourth quarter 2017, respectively, representing 13 percent and 14 percent of average earning assets in third quarter 2018 and fourth quarter 2017, respectively. The increase in average assets in third quarter 2018 compared to fourth quarter 2017 was primarily due to the timing of the CBF acquisition, as third quarter 2018 includes the average impact of three months of CBF balances compared to one month in fourth quarter 2017, somewhat offset by the factors listed above that contributed to the decline in period-end balances. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted returns.
Loans Held-for-Sale
Loans HFS consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. On September 30, 2018 loans HFS were $725.7 million compared to $699.4 million on December 31, 2017. The average balance of loans HFS increased to $727.5 million in third quarter 2018 from $504.6 million in fourth quarter 2017. The increase in period-end balances is primarily attributable to an increase in small business loans. The increase in average loans HFS was primarily due to an increase in small business loans, somewhat offset by a decrease in other consumer loans primarily attributable to the second quarter 2018 sale of approximately $120 million UPB of subprime auto loans acquired from the CBF acquisition.
Other Earning Assets
Other earning assets include trading securities, securities purchased under agreements to resell, federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $2.8 billion in third quarter 2018, up from $2.7 billion in fourth quarter 2017. The increase in other earning assets was primarily driven by an increase in fixed income trading securities, somewhat offset by a decrease in securities purchased under agreements to resell ("asset repos") relative to fourth quarter 2017. Fixed income's trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades. Other earning assets were $3.3 billion on September 30, 2018, down from $3.4 billion on December 31, 2017. The decrease in other earning assets on a period-end basis was driven by lower levels of interest bearing cash, somewhat offset by an increase in fixed income trading securities.

Non-earning assets
Period-end non-earning assets increased to $4.7 billion on September 30, 2018 from $4.5 billion on December 31, 2017. The increase in non-earning assets was primarily due to the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which resulted in the reclassification of equity securities from investment securities to other assets. Additionally, an increase in fixed income receivables also contributed to the increase in non-earning assets as of September 30, 2018.
Deposits
Average deposits were $30.8 billion during third quarter 2018, up 24 percent and 40 percent, respectively from $24.9 billion in fourth quarter 2017 and $22.1 billion in third quarter 2017. The increase in average deposits was due primarily to the addition of $8.1 billion of deposits associated with the CBF acquisition.
FHN's composition of deposits shifted slightly from third and fourth quarter 2017, resulting in an increase in interest-bearing deposits in third quarter 2018 relative to the prior year. Market-indexed deposits as a percentage of total deposits decreased from 16 percent in third quarter 2017 and fourth quarter 2017, respectively, to 15 percent in third quarter 2018, while commercial interest increased as a percentage of total deposits.
Period-end deposits were $31.0 billion on September 30, 2018, up 1 percent from $30.6 billion on December 31, 2017, and up 40 percent from $22.1 billion on September 30, 2017. The increase in period-end deposits from September 30, 2017 was also primarily due to deposits acquired in the CBF acquisition. The increase in period-end deposits from December 31, 2017 was largely the result of an increase in time deposits and savings, somewhat offset by a decline in other interest bearing deposits. The following table summarizes FHN's average deposits for the quarters ended September 30, 2018 and December 31, 2017.

Table 6—Average Deposits

	Quarter Ended September 30, 2018		Quarter Ended December 31, 2017
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer interest	$12,663,181	41%	$10,279,937	41%	23%
Commercial interest	5,580,371	18	3,684,643	15	51
Market-indexed (a)	4,486,335	15	3,958,224	16	13
Total interest-bearing deposits	22,729,887	74	17,922,804	72	27
Noninterest-bearing deposits	8,117,349	26	6,972,912	28	16
Total deposits	$30,847,236	100%	$24,895,716	100%	24%
(a) Market-indexed deposits are tied to indices not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.
Short-Term Borrowings
Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $2.7 billion in third quarter 2018, down 9 percent from $3.0 billion in fourth quarter 2017. The decrease in short-term borrowings between third quarter 2018 and fourth quarter 2017 was primarily due to a decrease in other short-term borrowings, partially offset by an increase in securities sold under agreements to repurchase. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Average securities sold under agreements to repurchase increased in third quarter 2018, as an additional source of wholesale funding for FHN's balance sheet activities. Period-end short-term borrowings decreased to $2.9 billion on September 30, 2018 from $4.3 billion on December 31, 2017. The decrease in short-term borrowings on a period-end basis was driven by a decrease in other short-term borrowings (primarily FHLB advances), somewhat offset by higher levels of trading inventory. The following table provides detail regarding FHN's average short-term borrowings for the quarters ended September 30, 2018 and December 31, 2017.
Table 7—Average Short-Term Borrowings

	Quarter Ended September 30, 2018		Quarter Ended December 31, 2017
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$454,670	17%	$425,900	14%	7%
Securities sold under agreements to repurchase	720,716	26	595,275	20	21
Trading liabilities	702,026	26	741,063	25	(5)
Other short-term borrowings	861,865	31	1,246,087	41	(31)
Total short-term borrowings	$2,739,277	100%	$3,008,325	100%	(9)%
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.2 billion on September 30, 2018 and December 31, 2017, respectively. Average term borrowings increased to $1.2 billion in third quarter 2018 from $1.1 billion in fourth quarter 2017 primarily driven by a full quarter of average impact of the addition of $212.4 million junior subordinated debentures underlying trust preferred debt acquired in association with the CBF acquisition. In fourth quarter 2017, this balance was only included for one month due to the timing of the CBF acquisition. In third quarter 2018, FHN retired $10.3 million of this junior subordinated debt and the related trust preferred debt. FHN has retired or given notice of its election to retire an additional $35.1 million of this debt in fourth quarter 2018.
Other Liabilities
Period-end other liabilities were $.8 billion on September 30, 2018 compared to $.7 billion on December 31, 2017.
CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity was $4.7 billion on September 30, 2018 compared to $4.6 billion on December 31, 2017 as net income recognized in the nine months ended September 30, 2018 was offset by common and preferred dividends, a decrease in accumulated other comprehensive income ("AOCI"), and the cancellation of 2,373,220 common shares in connection with CBF dissenting shareholders (mentioned below). The decrease in AOCI was largely driven by an increase in unrealized losses on AFS debt securities as a result of higher rates. Average equity increased to $4.6 billion in third quarter 2018 from $3.5 billion in fourth quarter 2017, due in large part to the average impact of $1.8 billion of equity issued in connection with the CBF acquisition on November 30, 2017. Average equity was negatively impacted by a decline in AOCI and the cancellation of the dissenters' shares. The decline in AOCI was largely the result of an increase in unrealized losses recognized on AFS debt securities and an increase in net actuarial losses for pension and post retirement plans.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2018	December 31, 2017
Shareholders’ equity	$4,446,500	$4,285,057
FHN non-cumulative perpetual preferred	(95,624)	(95,624)
Common equity	$4,350,876	$4,189,433
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,513,204)	(1,480,725)
Net unrealized (gains)/losses on securities available-for-sale	133,400	26,834
Net unrealized (gains)/losses on pension and other postretirement plans	282,746	288,227
Net unrealized (gains)/losses on cash flow hedges	21,503	7,764
Disallowed deferred tax assets	(22,256)	(69,065)
Other deductions from common equity tier 1	(240)	(313)
Common equity tier 1	$3,252,825	$2,962,155
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—FTBNA preferred stock	241,116	257,080
Other deductions from tier 1	—	(33,381)
Tier 1 capital	$3,589,565	$3,281,478
Tier 2 capital (a)	383,576	422,276
Total regulatory capital	$3,973,141	$3,703,754
Risk-Weighted Assets
First Horizon National Corporation	$33,041,617	$33,373,877
First Tennessee Bank National Association	32,502,442	32,786,547
Average Assets for Leverage
First Horizon National Corporation	38,962,431	31,824,751
First Tennessee Bank National Association	38,106,208	31,016,187

	September 30, 2018		December 31, 2017
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	9.84%	$3,252,825	8.88%	$2,962,155
First Tennessee Bank National Association	10.10	3,282,347	9.28	3,041,420
Tier 1
First Horizon National Corporation	10.86	3,589,565	9.83	3,281,478
First Tennessee Bank National Association	11.01	3,577,163	10.12	3,317,684
Total
First Horizon National Corporation	12.02	3,973,141	11.10	3,703,754
First Tennessee Bank National Association	11.63	3,779,301	10.74	3,520,670
Tier 1 Leverage
First Horizon National Corporation	9.21	3,589,565	10.31	3,281,478
First Tennessee Bank National Association	9.39	3,577,163	10.70	3,317,684

(a)
Third quarter 2018 reflects a reduction of $39.0 million in Tier 2 qualifying trust preferred securities which were retired in third and fourth quarters 2018 or will be retired during fourth quarter 2018 and for which notice of the retirement was given by September 30, 2018.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. As of September 30, 2018, each of FHN and FTBNA had sufficient capital to qualify as a well-capitalized institution. For both FHN and FTBNA, the risk-based regulatory capital ratios increased in third quarter 2018 relative to fourth quarter 2017 primarily due to the impact of net income, including the gain from the sale of FHN's remaining holdings of Visa Class B shares, less dividends declared during the nine months ended September 30, 2018. The increase in the ratios for FHN was partially offset by CBF dissenters' share cancellations and share repurchases during the nine months ended September 30, 2018. The Tier 1 leverage ratio declined for both FHNC and FTBNA as average assets for leverage in the third quarter 2018 reflect the full impact of the CBF acquisition compared to only one month in fourth quarter 2017. During the remainder of 2018 and into 2019, capital ratios are expected to remain above well capitalized standards.

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
Table 9a—Issuer Purchases of Common Stock - General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. The program replaces an older program that was terminated at the same time with $189.7 million of remaining authority unused which was scheduled to expire on January 31, 2018. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of September 30, 2018, $19.0 million in purchases had been made under this authority at an average price per share of $17.84, or $17.82 excluding commissions.

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2018
July 1 to July 31	298	$17.46	298	$244,796
August 1 to August 31	288	$18.11	288	$239,572
September 1 to September 30	478	$17.91	478	$231,020
Total	1,064	$17.84	1,064
(a) Represents total costs including commissions paid.

Table 9b—Issuer Purchase of Common Stock - Compensation Authority
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. On September 30, 2018, the maximum number of shares that may be purchased under the program was 25.2 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2018.

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2018
July 1 to July 31	2	$17.77	2	25,193
August 1 to August 31	10	$18.41	10	25,182
September 1 to September 30	—	N/A	—	25,182
Total	12	$18.31	12

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
Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 27 and continuing to page 46. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2018, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2017.

COMMERCIAL LOAN PORTFOLIOS
C&I
The C&I portfolio was $16.0 billion on September 30, 2018, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of September 30, 2018, are in Tennessee (36 percent), North Carolina (11 percent), Florida (6 percent), Texas (6 percent), California (5 percent), and Georgia (4 percent), with no other state representing more than 3 percent of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of September 30, 2018, and December 31, 2017. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 10—C&I Loan Portfolio by Industry

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,668,466	17%	$2,859,769	18%
Loans to mortgage companies	2,092,366	13	2,099,961	13
Real estate rental & leasing (a)	1,372,597	9	1,408,299	9
Health care & social assistance	1,250,442	8	1,201,285	7
Manufacturing	1,202,305	7	1,184,861	7
Accommodation & food service	1,157,339	7	1,145,944	7
Wholesale trade	1,151,063	7	1,060,642	7
Retail trade	797,980	5	831,790	5
Public administration	739,926	5	705,704	4
Other (education, arts, entertainment, etc) (b)	3,611,661	22	3,559,018	23
Total C&I loan portfolio	$16,044,145	100%	$16,057,273	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2018.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 30 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on September 30, 2018, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.
Finance and Insurance
The finance and insurance component represents 17 percent of the C&I portfolio and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2018, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. During second quarter 2018, FHN revised the grading approach associated with the TRUPs portfolio to align with its scorecard grading methodologies which resulted in upgrades to a majority of this portfolio. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of September 30, 2018, and December 31, 2017, one TRUP relationship was on interest deferral.
During third quarter 2018, FHN sold three TRUP relationships with an unpaid principal balance ("UPB") of $55.5 million and valuation allowance of $5.0 million. Upon sale, FHN recognized a $3.8 million gain which is presented in the Non-Strategic segment within Fixed Income in the Consolidated Condensed Statement of Income. As of September 30, 2018, the UPB of trust preferred loans totaled $276.8 million ($193.0 million of bank TRUPs and $83.8 million of insurance TRUPs) with the UPB of other bank-related loans totaling $236.2 million. Inclusive of a valuation allowance on TRUPs of $20.5 million, total reserves (ALLL plus the valuation allowance) for TRUPs and other bank-related loans were $21.5 million or 4 percent of outstanding UPB.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 13 percent of the C&I portfolio as of September 30, 2018 and December 31, 2017, respectively, and includes balances related to both home purchase and refinance activity. In third quarter 2018, 77 percent of the loans funded were home purchases and 23 percent were refinance transactions. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise.
C&I Asset Quality Trends
Overall, the C&I portfolio trends remain strong in 2018, continuing in line with recent historical performance. The C&I ALLL increased $2.1 million from December 31, 2017, to $100.3 million as of September 30, 2018. The allowance as a percentage of period-end loans increased to .63 percent as of September 30, 2018, from .61 percent as of December 31, 2017. Nonperforming C&I loans increased $11.0 million from December 31, 2017, to $42.1 million on September 30, 2018, primarily driven by one credit which was partially offset by payments, returns to accrual status, or other resolutions. The nonperforming loan (“NPL”) ratio increased 7 basis points from December 31, 2017, to .26 percent of C&I loans as of September 30, 2018. The 30+ delinquency ratio decreased 4 basis points to .15 percent as of September 30, 2018. Third quarter 2018 experienced net charge-offs of $.3 million compared to $3.1 million of net charge-offs in third quarter 2017. The following table shows C&I asset quality trends by segment.

Table 11—C&I Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$95,526		$1,308	$96,834
Charge-offs	(1,391)		—	(1,391)
Recoveries	1,044		8	1,052
Provision/(provision credit) for loan losses	3,829		(10)	3,819
Allowance for loan losses as of September 30	$99,008		$1,306	$100,314
Net charge-offs % (qtr. annualized)	0.01%		NM	0.01%
Allowance / net charge-offs	71.90	x	NM	74.66	x

	As of September 30
Period-end loans	$15,675,188		$368,957	$16,044,145
Nonperforming loans	39,188		2,936	42,124
Troubled debt restructurings	39,346		—	39,346
30+ Delinq. % (a)	0.15%		—%	0.15%
NPL %	0.25		0.80	0.26
Allowance / loans %	0.63		0.35	0.63

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$90,958		$1,421	$92,379
Charge-offs	(3,723)		—	(3,723)
Recoveries	586		15	601
Provision/(provision credit) for loan losses	9,039		(91)	8,948
Allowance for loan losses as of September 30	$96,860		$1,345	$98,205
Net charge-offs % (qtr. annualized)	0.10%		NM	0.10%
Allowance / net charge-offs	7.83	x	NM	7.97	x

	As of December 31
Period-end loans	$15,639,060		$418,213	$16,057,273
Nonperforming loans	28,086		3,067	31,153
Troubled debt restructurings	17,670		—	17,670
30+ Delinq. % (a)	0.20%		—%	0.19%
NPL %	0.18		0.73	0.19
Allowance / loans %	0.62		0.33	0.61
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Commercial Real Estate
The CRE portfolio was $4.2 billion on September 30, 2018. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of September 30, 2018, are in North Carolina (32 percent), Tennessee (18 percent), Florida (15 percent), South Carolina (8 percent), Texas (6 percent), Georgia (6 percent), and Ohio (4 percent) with no other state representing more than 3 percent of the portfolio. This portfolio is segregated between the income-producing CRE class which contains loans, lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (27 percent), retail (20 percent), office (18 percent), industrial (12 percent), hospitality (11 percent), land/land development (2 percent), and other (10 percent).
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
CRE Asset Quality Trends
The CRE portfolio had continued stable performance as of September 30, 2018. The allowance increased $5.5 million from December 31, 2017, to $33.9 million as of September 30, 2018. The increase in allowance was driven by organic loan growth. Allowance as a percentage of loans increased 13 basis points from December 31, 2017, to .80 percent as of September 30, 2018. Nonperforming loans as a percentage of total CRE loans decreased to .02 percent as of September 30, 2018, from .03 percent at December 31, 2017. Accruing delinquencies as a percentage of period-end loans increased to .20 percent as of September 30, 2018 from .15 percent as of year-end 2017. Net recoveries were $.3 million in third quarter 2018 and third quarter 2017. The following table shows commercial real estate asset quality trends by segment.

Table 12—Commercial Real Estate Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$33,832	$—	$33,832
Charge-offs	(9)	—	(9)
Recoveries	252	15	267
Provision/(provision credit) for loan losses	(160)	(15)	(175)
Allowance for loan losses as of September 30	$33,915	$—	$33,915
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of September 30
Period-end loans	$4,237,036	$—	$4,237,036
Nonperforming loans	1,006	—	1,006
Troubled debt restructurings	2,020	—	2,020
30+ Delinq. % (a)	0.20%	—%	0.20%
NPL %	0.02	—	0.02
Allowance / loans %	0.80	—	0.80

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$30,470	$—	$30,470
Charge-offs	—	—	—
Recoveries	267	11	278
Provision/(provision credit) for loan losses	(1,054)	(11)	(1,065)
Allowance for loan losses as of September 30	$29,683	$—	$29,683
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of December 31
Period-end loans	$4,214,695	$—	$4,214,695
Nonperforming loans	1,393	—	1,393
Troubled debt restructurings	2,407	—	2,407
30+ Delinq. % (a)	0.15%	—%	0.15%
NPL %	0.03	—	0.03
Allowance / loans %	0.67	—	0.67
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $6.2 billion on September 30, 2018, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of September 30, 2018, are in Tennessee (53 percent), North Carolina (15 percent), and Florida (13 percent), with no other state representing more than 3 percent of the portfolio. As of September 30, 2018, approximately 79 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 753 for September 30, 2018 and December 31, 2017, and refreshed FICO scores averaged 751 for September 30, 2018, and 758 for December 31, 2017. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.6 billion of the consumer real estate portfolio as of September 30, 2018. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of September 30, 2018, approximately 71 percent of FHN's HELOCs are in the draw period compared to approximately 72 percent as of December 31, 2017. Based on when draw periods are scheduled to end per the line agreement, it is expected that $408.5 million, or 36 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 13—HELOC Draw To Repayment Schedule

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$75,974	7%	$138,333	10%
13-24	72,307	6	88,188	7
25-36	78,762	7	99,109	8
37-48	87,942	8	96,997	7
49-60	93,497	8	105,753	8
>60	714,919	64	792,723	60
Total	$1,123,401	100%	$1,321,103	100%

Consumer Real Estate Asset Quality Trends
The overall performance of the consumer real estate portfolio remained strong in third quarter 2018 despite deterioration of some metrics compared to year-end. Specifically, the regional bank’s NPLs as a percentage of loans increased 23 basis points to .62 percent and the 30+ delinquencies increased 16 basis points as of September 30, 2018. The balance of nonperforming loans increased $8.7 million to $80.2 million on September 30, 2018, primarily driven by the alignment of CBF's and FTB's policies related to second liens behind delinquent or modified first liens. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved or remained flat compared to year-end, nonperforming loans ratios deteriorated and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased $10.8 million from December 31, 2017, to $26.5 million as of September 30, 2018, with the majority of the decline attributable to the non-strategic segment. The allowance as a percentage of loans declined 16 basis points to .43 percent as of September 30, 2018, compared to year-end. Loans delinquent 30 or more days and still accruing increased from $41.5 million as of December 31, 2017, to $45.6 million as of September 30, 2018. The portfolio realized net recoveries of $2.5 million in third quarter 2018 compared to net recoveries of $2.6 million in third quarter 2017. The following table shows consumer real estate asset quality trends by segment.

Table 14—Consumer Real Estate Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$15,748		$16,021	$31,769
Charge-offs	(1,405)		(1,396)	(2,801)
Recoveries	1,014		4,288	5,302
Provision/(provision credit) for loan losses	(1,249)		(6,484)	(7,733)
Allowance for loan losses as of September 30	$14,108		$12,429	$26,537
Net charge-offs % (qtr. annualized)	0.03%		NM	NM
Allowance / net charge-offs	9.09	x	NM	NM

	As of September 30
Period-end loans	$5,748,961		$442,222	$6,191,183
Nonperforming loans	35,593		44,606	80,199
Troubled debt restructurings	46,288		73,441	119,729
30+ Delinq. % (a)	0.56%		3.06%	0.74%
NPL %	0.62		10.09	1.30
Allowance / loans %	0.25		2.81	0.43

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$17,881		$28,188	$46,069
Charge-offs	(1,492)		(2,109)	(3,601)
Recoveries	1,105		5,083	6,188
Provision/(provision credit) for loan losses	(562)		(7,155)	(7,717)
Allowance for loan losses as of September 30	$16,932		$24,007	$40,939
Net charge-offs % (qtr. annualized)	0.04%		NM	NM
Allowance / net charge-offs	11.04	x	NM	NM

	As of December 31
Period-end loans	$5,774,466		$593,289	$6,367,755
Nonperforming loans	22,678		48,809	71,487
Troubled debt restructurings	44,375		84,520	128,895
30+ Delinq. % (a)	0.40%		3.06%	0.65%
NPL %	0.39		8.23	1.12
Allowance / loans %	0.28		3.53	0.59
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage
The permanent mortgage portfolio was $.3 billion on September 30, 2018. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through legacy businesses. The regional banking segment primarily includes recently acquired mortgage loans associated with FHN’s CRA initiatives. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 18 percent of loan balances as of September 30, 2018, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off contributed to a majority of the $52.3 million decrease in permanent mortgage period-end balances from December 31, 2017, to September 30, 2018.
Permanent Mortgage Asset Quality Trends
The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics may become skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased $2.1 million to $13.5 million as of September 30, 2018, from December 31, 2017. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 74 percent of the ALLL for the permanent mortgage portfolio as of September 30, 2018. Consolidated accruing delinquencies increased $1.6 million from year-end to $9.0 million as of September 30, 2018. Nonperforming loans decreased $4.1 million from December 31, 2017, to $22.3 million as of September 30, 2018. The portfolio experienced net recoveries of $.5 million in third quarter 2018 compared to net recoveries of $.4 million in third quarter 2017. The following table shows permanent mortgage asset quality trends by segment.

Table 15—Permanent Mortgage Asset Quality Trends by Segment

	2018
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$2,478	N/A	$11,600	$14,078
Charge-offs	—	N/A	(15)	(15)
Recoveries	—	N/A	554	554
Provision/(provision credit) for loan losses	(12)	N/A	(1,125)	(1,137)
Allowance for loan losses as of September 30	$2,466	N/A	$11,014	$13,480
Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of September 30
Period-end loans	$113,935	$41,942	$191,177	$347,054
Nonperforming loans	336	1,727	20,259	22,322
Troubled debt restructurings	1,065	2,802	70,966	74,833
30+ Delinq. % (b)	0.79%	4.21%	3.31%	2.59%
NPL %	0.29	4.12	10.60	6.43
Allowance / loans %	2.16	N/A	5.76	3.88

	2017
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$1,981	N/A	$14,417	$16,398
Charge-offs	—	N/A	(173)	(173)
Recoveries	—	N/A	542	542
Provision/(provision credit) for loan losses	287	N/A	(1,335)	(1,048)
Allowance for loan losses as of September 30	$2,268	N/A	$13,451	$15,719
Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of December 31
Period-end loans	$116,914	$53,556	$228,837	$399,307
Nonperforming loans	427	2,157	23,806	26,390
Troubled debt restructurings	941	3,637	80,216	84,794
30+ Delinq. % (b)	0.35%	3.98%	2.12%	1.85%
NPL %	0.37	4.03	10.40	6.61
Allowance / loans %	2.17	N/A	5.70	3.90
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.5 billion as of September 30, 2018, and primarily includes credit card receivables, automobile loans, and other consumer-related credits. The automobile loans, presented in the non-strategic segment, are a run-off portfolio of indirect auto loans acquired through the CBF acquisition. As a result, asset quality metrics within this portfolio may become skewed as the auto loan portfolio continues to shrink. The allowance increased $1.7 million from December 31, 2017, to $11.7 million as of September 30, 2018. Loans 30 days or more delinquent and accruing increased $1.0 million from December 31, 2017, to $8.7 million as of September 30, 2018. In third quarter 2018, FHN recognized $4.5 million of net charge-offs in the credit card and other portfolio, compared to $2.5 million in third quarter 2017. The following table shows credit card and other asset quality trends by segment.

Table 16—Credit Card and Other Asset Quality Trends by Segment (a)

	2018
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of July 1	$8,888		$61		$8,949
Charge-offs	(3,852)		(1,414)		(5,266)
Recoveries	654		150		804
Provision/(provision credit) for loan losses	5,637		1,589		7,226
Allowance for loan losses as of September 30	$11,327		$386		$11,713
Net charge-offs % (qtr. annualized)	3.01%		4.47%		3.32%
Allowance / net charge-offs	0.89	x	0.08	x	0.66	x

	As of September 30
Period-end loans	$427,714		$103,082		$530,796
Nonperforming loans	22		684		706
Troubled debt restructurings	534		18		552
30+ Delinq. % (b)	0.72%		5.47%		1.64%
NPL %	0.01		0.66		0.13
Allowance / loans %	2.65		0.37		2.21

	2017
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of July 1	$11,917		$24		$11,941
Charge-offs	(3,100)		(73)		(3,173)
Recoveries	617		54		671
Provision/(provision credit) for loan losses	842		40		882
Allowance for loan losses as of September 30	$10,276		$45		$10,321
Net charge-offs % (qtr. annualized)	2.83%		1.14%		2.80%
Allowance / net charge-offs	1.04	x	0.60	x	1.04	x

	As of December 31
Period-end loans	$439,745		$180,154		$619,899
Nonperforming loans	75		121		196
Troubled debt restructurings	564		29		593
30+ Delinq. % (b)	0.76%		2.41%		1.24%
NPL %	0.02		0.07		0.03
Allowance / loans %	2.25		0.05		1.61
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	In 3Q18, the acquired CBF indirect auto portfolio was retrospectively reclassed through 4Q17 from the Regional Banking segment to the Non-Strategic segment.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:
Table 17—Asset Quality by Portfolio

September 30	December 31
2018	2017
Key Portfolio Details
C&I
Period-end loans ($ millions)	$16,044	$16,057
30+ Delinq. % (a)	0.15%	0.19%
NPL %	0.26	0.19
Charge-offs % (qtr. annualized)	0.01	0.28
Allowance / loans %	0.63%	0.61%
Allowance / net charge-offs	74.66	x	2.52	x
Commercial Real Estate
Period-end loans ($ millions)	$4,237	$4,215
30+ Delinq. % (a)	0.20%	0.15%
NPL %	0.02	0.03
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	0.80%	0.67%
Allowance / net charge-offs	NM	NM
Consumer Real Estate
Period-end loans ($ millions)	$6,191	$6,368
30+ Delinq. % (a)	0.74%	0.65%
NPL %	1.30	1.12
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	0.43%	0.59%
Allowance / net charge-offs	NM	NM
Permanent Mortgage
Period-end loans ($ millions)	$347	$399
30+ Delinq. % (a)	2.59%	1.85%
NPL %	6.43	6.61
Charge-offs % (qtr. annualized)	NM	0.10
Allowance / loans %	3.88%	3.90%
Allowance / net charge-offs	NM	37.67	x
Credit Card and Other
Period-end loans ($ millions)	$531	$620
30+ Delinq. % (a)	1.64%	1.24%
NPL %	0.13	0.03
Charge-offs % (qtr. annualized)	3.32	2.30
Allowance / loans %	2.21%	1.61%
Allowance / net charge-offs	0.66	x	0.99	x
NM – Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses decreased to $186.0 million on September 30, 2018, from $189.6 million on December 31, 2017. The ALLL as of September 30, 2018, reflects strong asset quality with the consumer real estate portfolio continuing to stabilize, historically low levels of net charge-offs, and declining non-strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, decreased 1 basis points to .68 percent on September 30, 2018, compared to December 31, 2017.
The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. There was a provision expense of $2.0 million recorded in third quarter 2018 compared to no recorded provision expense in third quarter 2017.
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
Consolidated Net Charge-offs
Overall, net charge-offs continue to be at historical lows. Third quarter 2018 experienced net charge-offs of $1.5 million compared to $2.4 million of net charge-offs in third quarter 2017.
The commercial portfolio experienced $.1 million of net charge-offs in third quarter 2018 compared to $2.8 million of net charge-offs in third quarter 2017. In addition, the consumer real estate portfolio experienced net recoveries of $2.5 million in third quarter 2018 compared to $2.6 million of net recoveries during third quarter 2017. Permanent mortgage and credit card and other experienced net charge-offs of $3.9 million in third quarter 2018 compared to $2.1 million a year ago.
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
Total nonperforming assets (including NPLs HFS) increased to $177.8 million on September 30, 2018, from $177.2 million on December 31, 2017. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) increased to .63 percent as of September 30, 2018, compared to .61 percent as of December 31, 2017. Portfolio nonperforming loans increased $15.7 million from December 31, 2017, to $146.4 million on September 30, 2018. The increase in nonperforming loans was primarily driven by the C&I and consumer real estate portfolios.
The ratio of the ALLL to NPLs in the loan portfolio was 1.27 times as of September 30, 2018, compared to 1.45 times as of December 31, 2017. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 18 provides an activity rollforward of OREO balances for September 30, 2018 and 2017. The balance of OREO, exclusive of inventory from government insured mortgages, increased to $25.7 million as of September 30, 2018, from $7.9 million as of September 30, 2017, driven by the acquisition of CBF. In addition, FHN has executed sales of existing OREO and continued efforts to avoid foreclosures by restructuring loans and working with borrowers. Moreover, property values have stabilized which also affects the balance of OREO.

Table 18—Rollforward of OREO

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$26,457	$7,038	$39,566	$11,235
Valuation adjustments	(776)	(41)	(2,198)	(662)
New foreclosed property	7,378	2,434	11,430	5,280
Disposals	(7,333)	(1,554)	(23,072)	(7,976)
Ending balance, September 30 (a)	$25,726	$7,877	$25,726	$7,877

(a)	Excludes OREO and receivables related to government insured mortgages of $3.5 million and $6.5 million as of September 30, 2018 and 2017, respectively.

The following table provides consolidated asset quality information for the three months ended September 30, 2018 and 2017, and as of September 30, 2018, and December 31, 2017:
Table 19—Asset Quality Information

	Three Months Ended September 30
(Dollars in thousands)	2018		2017
Allowance for loan losses:
Beginning balance on July 1	$185,462		$197,257
Provision/(provision credit) for loan losses	2,000		—
Charge-offs	(9,482)		(10,670)
Recoveries	7,979		8,280
Ending balance on September 30	$185,959		$194,867
Reserve for remaining unfunded commitments	7,581		4,372
Total allowance for loan losses and reserve for unfunded commitments	$193,540		$199,239
Key ratios
Allowance / net charge-offs (a)	31.20	x	20.55	x
Net charge-offs % (b)	0.02%		0.05%

	As of September 30		As of December 31
Nonperforming Assets by Segment (c)	2018		2017
Regional Banking:
Nonperforming loans (d)	$76,145		$52,659
OREO (e)	20,571		34,679
Total Regional Banking	96,716		87,338
Non-Strategic:
Nonperforming loans (d)	68,485		75,803
Nonperforming loans held-for-sale net of fair value adjustment (d)	5,675		6,971
OREO (e)	5,155		4,887
Total Non-Strategic	79,315		87,661
Corporate:
Nonperforming loans (d)	1,727		2,157
Total Corporate	1,727		2,157
Total nonperforming assets (d) (e)	$177,758		$177,156
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Ratio is total allowance divided by annualized net charge-offs.

(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

(c)	In 3Q18, the acquired CBF indirect auto portfolio was retrospectively reclassed through 4Q17 from the Regional Banking segment to the Non-Strategic segment.

(d)	Excludes loans that are 90 or more days past due and still accruing interest.

(e)	Excludes OREO from government-insured mortgages.

Table 19—Asset Quality Information (continued)

	As of September 30		As of December 31
	2018		2017
Loans and commitments:
Total period-end loans, net of unearned income	$27,350,214		$27,658,929
Potential problem assets (a)	266,412		327,214
Loans 30 to 89 days past due	53,613		50,884
Loans 90 days past due (b) (c)	41,479		41,568
Loans held-for-sale 30 to 89 days past due	5,061		13,419
Loans held-for-sale 30 to 89 days past due—guaranteed portion (d)	4,495		5,975
Loans held-for-sale 90 days past due (c)	7,875		10,885
Loans held-for-sale 90 days past due—guaranteed portion (c) (d)	7,772		9,451
Remaining unfunded commitments	$10,829,303		$10,678,485
Key ratios
Allowance / loans %	0.68%		0.69%
Allowance / NPL	1.27	x	1.45	x
NPA % (e)	0.63%		0.61%
NPL %	0.54%		0.47%

(a)	Includes past due loans.

(b)	Excludes loans classified as held-for-sale.

(c)	Amounts are not included in nonperforming/nonaccrual loans.

(d)	Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $41.5 million on September 30, 2018, compared to $41.6 million on December 31, 2017. Loans 30 to 89 days past due increased to $53.6 million on September 30, 2018, from $50.9 million on December 31, 2017. The increase in past due loans was primarily driven by the consumer portfolios.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio were $266.4 million on September 30, 2018, $327.2 million on December 31, 2017, and $280.4 million on September 30, 2017. The decrease in potential problem assets was due to a net decrease in classified commercial loans primarily driven by payoffs and upgrades. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
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
On September 30, 2018 and December 31, 2017, FHN had $236.5 million and $234.4 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $28.4 million and $37.3 million, or 12 percent and 16 percent of TDR balances, as of September 30, 2018 and December 31, 2017, respectively. Additionally, FHN had $57.9 million and $63.2 million of HFS loans classified as TDRs as of September 30, 2018 and December 31, 2017, respectively.
The following table provides a summary of TDRs for the periods ended September 30, 2018 and December 31, 2017:
Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of September 30, 2018	As of December 31, 2017
Held-to-maturity:
Permanent mortgage:
Current	$57,493	$63,891
Delinquent	2,693	4,463
Non-accrual (a)	14,647	16,440
Total permanent mortgage	74,833	84,794
Consumer real estate:
Current	70,565	84,697
Delinquent	2,163	1,975
Non-accrual (b)	47,001	42,223
Total consumer real estate	119,729	128,895
Credit card and other:
Current	542	544
Delinquent	10	49
Non-accrual	—	—
Total credit card and other	552	593
Commercial loans:
Current	14,209	15,311
Delinquent	322	—
Non-accrual	26,835	4,766
Total commercial loans	41,366	20,077
Total held-to-maturity	$236,480	$234,359
Held-for-sale:
Current	$44,412	$43,455
Delinquent	10,051	13,269
Non-accrual	3,470	6,515
Total held-for-sale	57,933	63,239
Total troubled debt restructurings	$294,413	$297,598

(a)	Balances as of September 30, 2018 and December 31, 2017, include $3.7 million and $5.1 million, respectively, of discharged bankruptcies.

(b)	Balances as of September 30, 2018 and December 31, 2017, include $13.8 million and $13.4 million, respectively, of discharged bankruptcies.
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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018			As of September 30, 2018
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,705	$2,660	$1,355	$1,733	$2,660	$1,148	$1,688
SVaR	8,686	10,450	7,779	9,336	11,918	6,576	8,537
10-day
VaR	3,289	4,129	2,697	3,685	4,589	2,601	3,480
SVaR	22,773	27,665	19,153	25,863	32,343	19,153	22,478

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017			As of September 30, 2017
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,620	$3,310	$521	$1,450	$3,310	$521	$3,174
SVaR	4,575	7,781	2,150	4,023	7,781	1,775	6,805
10-day
VaR	4,112	8,039	870	3,538	8,039	870	6,302
SVaR	15,021	22,511	7,833	13,390	24,550	4,916	18,602

				Year Ended December 31, 2017			As of December 31, 2017
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$1,529	$3,310	$521	$1,287
SVaR				4,704	8,301	1,775	6,230
10-day
VaR				3,560	8,039	870	3,059
SVaR				15,511	28,232	4,916	19,813
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of September 30, 2018		As of September 30, 2017		As of December 31, 2017
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$878	$2,192	$2,055	$8,334	$930	$2,084
Credit spread risk	322	589	370	701	305	471

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
Based on a static balance sheet as of September 30, 2018, net interest income exposure over the next 12 months assuming a rate shock of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points is estimated to have a favorable variance of .92 percent, 1.78 percent, 3.33 percent, and 6.51 percent, respectively of base net interest income. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable variance in net interest income of .57 percent of base net interest income. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable variance in net interest income of .83 percent of base net interest income. A rate shock of minus 25 basis points and minus 50 basis points results in an unfavorable variance in net interest income of .61 percent and 1.80 percent, respectively, of base net interest income. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
The recent movement of short-term interest rates higher after a prolonged period of very low interest rates has had a positive effect on FHN's net interest income and net interest margin. Given recent strength in the economy, the upward trend in interest rates, and market expectations for higher rates in the future, FHN has employed a moderately asset sensitive position. While it is expected that rates will continue to move higher, the upward movement of rates during the past year has created the possibility that rates could decline in the future. FHN continues to monitor economic conditions and remains prepared to take any actions to mitigate exposure to falling interest rates should that occur. In addition, it is possible that interest rates continue to rise and that competitive pressures might cause FHN's deposit costs to rise faster than assumed in FHN's simulation analysis. If that were to occur, management believes FHN's asset sensitivity could moderate further.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($2.2 billion was available at September 30, 2018), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 100 percent on September 30, 2018 compared to 101 percent on December 31, 2017.
FHN also may use unsecured short-term borrowings as a source of liquidity. Currently, the largest concentration of unsecured borrowings is federal funds purchased from correspondent bank customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is securities sold under agreements to repurchase transactions accounted for as secured borrowings with Regional Banking’s business customers or Fixed Income’s broker dealer counterparties.
Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2014, FTBNA issued $400 million of fixed rate senior notes due in December 2019. In October 2015, FHN issued $500 million of fixed rate senior notes due in December 2020.
Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of September 30, 2018, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN's overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank's total amount available for dividends was $293.0 million as of October 1, 2018. Consequently, on that date the bank could pay common dividends up to that amount to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA declared and paid common dividends to FHN in fourth quarter 2018 in the amount of $185 million. Additionally, FTBNA declared preferred dividends in fourth quarter 2018, payable in January 2019. In second and third quarter 2018 FTBNA declared and paid common dividends to FHN in the amount of $90 million and $145 million, respectively. FTBNA applied for and received approval from the OCC to declare and pay common dividends to FHN in 2017 in the amount of $250 million. FTBNA also declared and paid preferred dividends in each quarter to date of 2018 and each quarter of 2017, with OCC approval as necessary.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.12 per common share on October 2, 2018, and in October 2018 the Board approved a $.12 per common share cash dividend payable on January 2, 2019, to shareholders of record on December 14, 2018. FHN paid a cash dividend of $1,550.00 per preferred share on October 10, 2018, and in October 2018 the Board approved a $1,550.00 per preferred share cash dividend payable on January 10, 2019, to shareholders of record on December 26, 2018.

CASH FLOWS
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017. The level of cash and cash equivalents decreased $8.8 million during 2018 compared to an increase of $50.0 million in 2017. In 2018, cash used by financing and operating activities was more than cash provided by investing activities. In 2017, cash provided by financing activities more than offset cash used by operating and investing activities.
Net cash used in financing activities was $1.2 billion in 2018, driven by a decrease in short-term borrowings and to a lesser extent cash dividends paid, somewhat offset by an increase in deposits. The decrease in short-term borrowings was primarily the result of a decline in FHLB borrowings, which fluctuate largely based on loan demand, deposit levels and balance sheet funding strategies. Net cash used by operating activities was $130.8 million in 2018 largely driven by cash outflows of $964.2 million related to a net increase in loans HFS, as purchases of government guaranteed loans outpaced sales, including the sale of approximately $120 million UPB of subprime auto loans. These cash outflows were somewhat offset by a net decrease in fixed income trading activities of $372.4 million and favorably driven cash-related net income items. Net cash provided by investing activities was $1.3 billion in 2018, due in large part to a decrease in interest-bearing cash. Net decreases in the loan and AFS securities portfolios also favorably impacted investing cash flows in 2018. Additionally, proceeds from the sales of FHN's remaining Visa Class B shares, TRUPs loans and OREO during 2018 also favorably impacted cash flows during the nine months ended September 30, 2018. Cash paid associated with the cancellation of common shares in connection with CBF dissenting shareholders and cash paid related to the divestiture of two branches negatively impacted investing cash flows during the nine months ended September 30, 2018.
Net cash provided by financing activities was $621.8 million in 2017, largely driven by an increase in short-term borrowings (primarily FHLB borrowings) used to fund loan growth, somewhat offset by a decline in market-indexed deposits. Net cash used by investing activities was $260.5 million in 2017, as loan growth and cash paid to acquire Coastal, was partially offset by a $459.8 million decrease in interest bearing cash. Net cash used by operating activities was $311.3 million in 2017. Operating cash decreased in 2017 primarily due to net cash outflows of $501.2 million related to fixed income trading activities and cash outflows of $90.8 million related to operating assets and liabilities, but were somewhat offset by favorably driven cash-related net income items.
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
For non-recourse loan sales, FHN has exposure: to indemnify underwriters of FH securitizations who are defending claims that they assert are based, at least in part, on FHN's breach of its representations and warranties made at closing to underwriters, the purchasers, and the trustee of FH proprietary securitizations; and to indemnify purchasers of other whole loans sold, or their assignees, asserting that FHN breached representations and warranties made in connection with the sales of those loans.
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
FH Proprietary Securitization Actions
FHN has potential financial exposure from FH proprietary securitizations outside of the repurchase/make-whole process. Several investors in certificates sued FHN and others starting in 2009, and several underwriters or other counterparties have demanded that FHN indemnify and defend them in securitization lawsuits. The pending suits generally assert that disclosures made to investors in the offering and sale of certificates were legally deficient. A number of those matters have settled or otherwise been resolved. On September 30, 2018, the remaining UPB of loans held in FH proprietary securitizations was $2.5 billion, comprised of $1.8 billion of Alt-A loans and $.7 billion of Jumbo loans. See Note 10 – Contingencies and Other Disclosures for a discussion of certain actions pending in relation to FH proprietary securitizations.
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

Active Pipeline
FHN accumulates the amount of repurchase requests, make-whole claims, and certain other related claims into the “active pipeline.” The active pipeline includes the amount of claims for loan repurchase, make-whole payments, loans as to which MI has been canceled, and information requests from purchasers of loans originated and sold through FHN’s legacy mortgage banking business. Additionally, FHN is responsible for covering losses for purchasers to the extent there is a shortfall in MI insurance coverage (MI curtailment). MI curtailment requests are the largest portion of the active pipeline and are intended only to cover the shortfall in MI insurance proceeds; as a result, FHN's currently accrued loss from MI curtailments as a percentage of UPB is significantly lower than that of a repurchase or make-whole claim. On September 30, 2018, the active pipeline was $10.0 million, compared to $44.1 million on December 31, 2017.
At September 30, 2018, the active pipeline contained no loan repurchase or make-whole requests from the FH proprietary securitization trustee related to first lien mortgage loans based on claims related to breaches of representations and warranties related to origination.
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
Repurchase Accrual Approach
Repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs are significant components of FHN’s remaining repurchase liability as of September 30, 2018. Other components of that liability primarily relate to other whole loans sold, MI rescissions, and loans included in bulk servicing sales effected prior to the DRAs.
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

The following table provides a rollforward of the legacy mortgage repurchase liability for the three and nine months ended September 30, 2018 and 2017:
Table 23—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Legacy Mortgage
Beginning balance	$32,223	$34,599	$33,556	$65,309
Provision/(provision credit) for repurchase and foreclosure losses	(562)	(609)	(886)	(22,580)
Net realized losses	174	(124)	(835)	(8,863)
Balance on September 30	$31,835	$33,866	$31,835	$33,866

Other FHN Mortgage Exposures
At September 30, 2018, FHN had not accrued a liability for exposure for repurchase of first-lien loans related to FH proprietary securitizations arising from claims from the trustee that FHN breached its representations and warranties in FH proprietary securitizations at closing. FHN’s trustee is a defendant in lawsuits in which the plaintiffs have asserted that the trustee has duties to review loans and otherwise to act against FHN outside of the duties specified in the applicable trust documents; FHN is not a defendant and is not able to assess what, if any, exposure FHN may have as a result of them.
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
Many non-GSE purchasers of whole loans from FHN included those loans in their own securitizations. Regarding such other whole loans sold, FHN made representations and warranties concerning the loans and provided indemnity covenants to the purchaser/securitizer. Typically, the purchaser/securitizer assigned key contractual rights against FHN to the securitization trustee. As mentioned above, repurchase, make-whole, indemnity, and other monetary claims related to specific loans are included in the active pipeline and repurchase reserve. In addition, currently the following categories of actions are pending which involve FHN and other whole loans sold: (i) FHN has received indemnification requests from purchasers of loans or their assignees in cases where FHN is not a defendant; (ii) FHN has received subpoenas seeking loan reviews in cases where FHN is not a defendant; and (iii) FHN has received repurchase, indemnity, and other demands from purchasers or their assignees. At September 30, 2018, FHN’s repurchase and foreclosure liability included certain known exposures from other whole loans sold.
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
FHN has prioritized expense discipline to include reducing or controlling certain expenses including realization of expense efficiencies from the merger with CBF and investing in revenue-producing activities and critical infrastructure. FHN remains committed to organic growth through customer retention, key hires, targeted incentives, and other traditional means.
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
Starting in 2015, the Federal Reserve has shown a willingness to raise rates in a measured fashion depending on economic data and trends. If the Fed continues to raise rates, FHN’s net interest margin in the future is likely to continue an improving trend. However, in many instances long-term rates have not risen as much or as quickly as short-term rates, resulting in a flatter yield curve and adverse pressure on net interest margin and our fixed income business. Moreover, if future economic data shows a risk of lower growth or recession, interest rates may stall or even fall, which likely would adversely impact FHN’s net interest margin.  Falling and/or moderately volatile interest rates, however, should enhance activity within FHN’s Fixed Income business.
FHN cannot predict the timing, resolution and effects of potential new legislation. The potential legislative actions which currently seem the most likely to be impactful to FHN include general regulatory reform and financial regulatory reform, both of which can affect the overall economy and FHN customers.
Lastly, while FHN has made significant progress in resolving matters from the legacy mortgage business, some matters remain unresolved. The timing or financial impact of resolution of these matters cannot be predicted with accuracy. Accordingly, the non-strategic segment is expected to occasionally and unexpectedly impact FHN’s overall quarterly results negatively or positively with reserve accruals or releases. Also, although new legacy matters of significance arise at a much slower pace than in years past and some formerly common legal claims no longer can be made due to the passage of time, potential for new legacy matters remains.
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

NON-GAAP INFORMATION
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2018	2017	2018	2017
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$4,611,302	$2,866,757	$4,579,391	$2,789,726
Less: Average noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624	95,624	95,624
(A) Total average common equity	$4,220,247	$2,475,702	$4,188,336	$2,398,671
Less: Average intangible assets (GAAP) (b)	1,572,886	280,575	1,570,139	258,138
(B) Average Tangible Common Equity (Non-GAAP)	$2,647,361	$2,195,127	$2,618,197	$2,140,533
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$1,072,318	$267,148	$591,617	$283,652
Ratios
(C)/(A) Return on average common equity (“ROE”) (GAAP) (c)	25.41%	10.79%	14.13%	11.83%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	40.51	12.17	22.60	13.25

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

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 120 of this report and the subsections entitled “Market Risk Management” beginning on page 120 and “Interest Rate Risk Management” beginning on page 122 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 56-62 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017, including in particular the section entitled “Risk Management” beginning on page 52 of that Report and the subsections entitled “Market Risk Management” beginning on page 53 and “Interest Rate Risk Management” appearing on pages 55-56 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 163-169 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 39 of this report is incorporated into this Item by reference.

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

Exhibit	Description
3.1	Bylaws of FHN, as amended and restated October 23, 2018, incorporated by reference to Exhibit 3.1 to FHN's Current Report on Form 8-K dated October 23, 2018

4
FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan

31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)

31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

32(a)**	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

32(b)**	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

101***
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at September 30, 2018 and December 31, 2017; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iv) Consolidated Condensed Statements of Equity for the Nine Months Ended September 30, 2018 and 2017; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; (vi) Notes to Consolidated Condensed Financial Statements.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: November 7, 2018	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)