Form 10-K
period 2018-12-31
FIRST HORIZON NATIONAL CORP
filed 2019-02-28
CIK 36966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

At June 30, 2018, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $5.7 billion based on the closing stock price reported for that date. At January 31, 2019, the registrant had 318,234,732 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2018 Annual Report to shareholders: Parts I, II, and IV of this Report

Portions of the Proxy Statement to be furnished to shareholders in connection with Annual Meeting of shareholders scheduled for April 23, 2019: Part III of this Report

CONTENTS OF ANNUAL REPORT ON FORM 10-K

Annual Report References: In this report, references to specific pages in our 2018 Annual Report to shareholders (sometimes referred to as the “2018 Annual Report”), or to specific pages of our consolidated financial statements or the notes thereto, refer to page numbers appearing in Exhibit 13 to this report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K and our 2018 Annual Report, including materials incorporated into either of them, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general, and local economic and business conditions, including economic recession or depression; the stability or volatility of values and activity in the residential housing and commercial real estate markets; potential requirements for us to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims alleging mortgage servicing failures, individually, on a class basis, or as master servicer of securitized loans; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, competitor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of our hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means directly or indirectly affecting us or our customers, business counterparties, or competitors; demand for our product offerings; new products and services in the industries in which we operate; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Financial Industry Regulatory Authority (FINRA), the U.S. Department of the Treasury (Treasury), the Municipal Securities Rulemaking Board (MSRB), the Consumer Financial Protection Bureau (CFPB), the Financial Stability Oversight Council (Council), the Public Company Accounting Oversight Board (PCAOB), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; current or future Executive orders; changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.

We assume no obligation to update or revise any forward-looking statements that are made in this report on Form 10-K, in our 2018 Annual Report, or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented below, in other Items of this report, or in material incorporated by reference into this report. In evaluating forward-looking statements and assessing our prospects, readers of this report, including our 2018 Annual Report, should carefully consider the factors mentioned above along with the additional risk factors discussed in Items 1 and 1A of this report and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report, among others.

PART I

ITEM 1. BUSINESS

Our Businesses

First Horizon National Corporation (“FHN,” “First Horizon,” the “Corporation,” “we,” or “us”) is a Tennessee corporation. We incorporated in 1968 and are headquartered in Memphis, Tennessee. We are a bank holding company under the Bank Holding Company Act, and are a financial holding company under the Gramm-Leach-Bliley Act. At December 31, 2018, we had total consolidated assets of $40.8 billion.

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

During 2018 approximately 37% of our consolidated revenues were provided by fee and other noninterest income and approximately 63% of revenues were provided by net interest income.

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

Financial and other additional information concerning our segments—including information concerning assets, revenues, and financial results—appears in the response to Item 7 of Part II of this report and Note 20 to the Consolidated Financial Statements contained in our 2018 Annual Report to shareholders.

The Bank

During 2018 through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $2.3 billion and generated a substantial majority of our consolidated revenue from continuing operations. At December 31, 2018, the Bank had $40.6 billion in total assets, $33.0 billion in total deposits, and $27.7 billion in total loans (net of unearned income). Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2018 based on FDIC data.

Physical Business Locations

At December 31, 2018, FHN’s subsidiaries had over 300 business locations in 20 U.S. states, excluding off-premises ATMs. Almost all of those locations were bank branches and FTN Financial offices.

At December 31, 2018, the Bank had 297 First Tennessee Bank and Capital Bank branches in eight states:

Bank Branches at Year End

State	No.	Brand
Tennessee	165	First Tennessee Bank
North Carolina	83	Capital Bank
Florida	31	Capital Bank
South Carolina	10	Capital Bank
Mississippi	5	First Tennessee Bank
Virginia	1	Capital Bank
Georgia	1	First Tennessee Bank
Texas	1	First Tennessee Bank

The Bank has customer-service offices which are not legal bank branches, including private client and commercial loan offices. The Bank also has operational and administrative offices.

At December 31, 2018, FTN Financial’s fixed income and other products and services were offered through 28 offices in 17 states across the U.S.

Services We Provide

At December 31, 2018, we provided the following services through our subsidiaries and divisions:

•	general banking services for consumers, businesses, financial institutions, and governments

•	through FTN Financial: fixed income sales and trading; underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; loan sales; advisory services; and derivative sales
•	brokerage services

•	correspondent banking

•	transaction processing: nationwide check clearing services and remittance processing

•	trust, fiduciary, and agency services

•	credit card products

•	equipment finance services

•	investment and financial advisory services

•	mutual fund sales as agent

•	retail insurance sales as agent

•	mortgage banking services

Information about the net interest income and noninterest income we obtained from our largest categories of products and services appears under the caption “Income Statement Review—2018 Compared to 2017; 2017 Compared to 2016” beginning on page 8 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report to shareholders, which information is incorporated into this Item 1 by reference.

Loans & Deposits

Our largest asset is our loan portfolio, if all of our loans are viewed collectively, and lending is a critical, core business for us. Similarly, our largest resource is our deposit base, and deposit-taking also is a critical, core business. at year-end 2018, we had total net loans of $27.4 billion and total deposits of $32.7 billion. Most of our loans and deposits are held in our regional banking segment. The following tables provide an overview of our loan and deposit balances at December 31, 2018 or averaged over the year 2018.

Geographically, over half of our loans originate from Tennessee and North Carolina, with no other state accounting for 10%. Nearly three-fourths of our deposits are associated with Tennessee.

Loans & Deposits by Geography

Reg’l Bank’g Loans*		All Deposits**
Tennessee	38%	Tennessee	74%
North Carolina	15%	North Carolina	16%
Florida	9%	Florida	6%
Texas	5%	Mississippi	2%
South Carolina	4%	All other	2%
Georgia	4%
All other	25%
*	At December 31, 2018.
**	At June 30, 2018. Source: FDIC.

Only about one fourth of our loans, but over 40% of our deposits, are with consumers.

Loans & Deposits by Type

All Loans*		All Deposits*
Consumer	26%	Consumer Interest	41%
Commercial	74%	Comm’l Interest	18%
		Noninterest	26%
		Market Indexed	15%
*	Averages for 2018.

In practical effect, these tables show that our lending outside of Tennessee is funded significantly by deposits from our Tennessee markets, and a significant portion of funding for our commercial lending comes from consumer deposits. Keeping our funding uses and sources in balance is a critical function for us. Excess deposits most typically are invested in investments permitted by our regulators, while excess lending most typically is funded with borrowing. Because loans and deposits fluctuate constantly, we maintain access to significant non-deposit liquidity sources, primarily short-term borrowing.

Most of our commercial loans are traditional, unsecured “commercial, financial, and industrial,” or “C&I,” loans, and most of the rest are secured “commercial real estate,” or “CRE,” loans. Within C&I, nearly 30% of loans are to businesses in the financial services industry, including mortgage lending companies, and the rest are in a wide range of industries.

Commercial Loans by Line of Business

All Commercial Loans*		All C&I Loans*
C&I	80%	Finance & Insur.	17%
CRE	20%	Mortg. Lenders	12%
		Real estate rental	9%
		Health care	8%
		Manufacturing	8%
		Hospitality	7%
		Wholesale trade	7%
		Public Admin.	5%
		Retail trade	5%
		Other C&I	22%
*	At December 31, 2018.

The C&I portfolio was $16.5 billion on December 31, 2018, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of C&I balances as of December 31, 2018, are in Tennessee (36%), North Carolina (11%), Texas (6%), Florida (6%), California (6%), Georgia (4%), and South Carolina (4%), with no other state representing more than 3% of the C&I portfolio.

Further information regarding our loans is provided in Note 4 to the financial statements appearing in our 2018 Annual Report to shareholders, and under the captions “Statement of Condition Review—2018 Compared to 2017” beginning on page 19, and “Asset Quality—Trend Analysis of 2018 compared to 2017” beginning on page 28, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report, which disclosures are incorporated into this Item 1 by reference.

Recent Significant Business Developments

Over the past five years, key strategic priorities for us have included:

•	targeted expansion of consumer and commercial banking products and markets

•	opportunistic expansion of commercial lending, mainly through acquisition transactions, talent development, and talent acquisitions

•	vigorous discipline in controlling expenses not closely related to revenue production

•	managing our business units and products with a strong emphasis on risk-adjusted returns on invested capital

•	robust emphasis on providing exceptional customer service as a primary means to differentiate us from competitors

•	investment in scalable technology and other infrastructure to attract and retain business, and to support expansion.

We expect that these will continue to be areas of strong focus for many years to come. Examples of our implementation of these priorities include:

•	In 2018 we integrated the systems, marketing, and other critical functions of our legacy $30 billion First Tennessee Bank operation and our newly-acquired $10 billion Capital Bank operation.
•	Other bank acquisitions include branches in several smaller Tennessee markets (2014), TrustAtlantic Bank (2015), and a restaurant franchise finance business and portfolio (2016).

•	We have made key talent hires in critical areas throughout our company, with the main focus on organically growing economically profitable business lines inside and outside our traditional markets.

•	We have pruned our physical network to reflect long-term trends in customer usage of physical branches, and correspondingly are making more efficient use of other physical facilities.

•	Organic and acquisitive loan growth in regional banking has more than offset loan attrition from the non-strategic segment, where legacy loan portfolios are in long-term wind-down.

•	Organic commercial loan growth has been strong in specialty lending areas, such as lending to mortgage companies, where margins tend to be better but volatility tends to be higher.

The following table provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’ equity for the past five years.

SELECTED CONSOLIDATED REVENUE, EXPENSE, ASSET, LIABILITY, AND EQUITY DATA

(Dollars in millions; period-end financial condition data shown as of December 31)

	2018	2017	2016	2015	2014
Net interest income	$1,220.3	$842.3	$729.1	$653.7	$627.7
Provision for loan losses	7.0	—	11.0	9.0	27.0
Noninterest income	722.8	490.2	552.4	517.3	550.0
Provision for mortgage repurchase losses	(1.0)	(22.5)	(32.7)	—	(4.3)
Litigation and regulatory matters expense	0.6	40.5	30.5	187.6	(2.7)
Net income available to common shareholders	538.8	159.3	220.8	79.7	216.3
Total loans (net of unearned income)	27,535.5	27,658.9	19,589.5	17,686.5	16,230.2
Total assets	40,832.3	41,423.4	28,555.2	26,192.6	25,665.4
Total deposits	32,683.0	30,620.4	22,672.4	19,967.5	18,068.9
Total term borrowings	1,171.0	1,218.1	1,040.7	1,312.7	1,877.3
Total liabilities	36,046.9	36,842.9	25,850.1	23,553.1	23,083.8
Preferred stock Series A	95.6	95.6	95.6	95.6	95.6
Total shareholders’ equity	4,785.4	4,580.5	2,705.1	2,639.6	2,581.6

Key Factors

Although many factors had impacts isolated to one year or another, several factors complicate comparisons among the past five years. Key among those are:

•	Capital Bank. Many financial condition figures increased substantially in 2017 due to the Capital Bank transaction, while our financial results were less noticeably impacted until 2018. Because that transaction closed late in 2017, Capital’s assets and liabilities are reflected in 2017 year-end financial condition data. Earnings from Capital’s loans and other operations were included in our financial results for all of 2018 but only the final month of 2017, and not at all in earlier years.

•	Tax Reform. Corporate tax reform in December, 2017 resulted in significant negative adjustments within tax provision, driving a large net loss in fourth quarter that year. Financial results in 2018, in contrast, benefited significantly from lower tax rates compared to earlier years.

•	Interest Rate Policy. Although interest rates during each of these years were quite low by historical standards, they were raised modestly starting in 2015 and more vigorously during 2018. This increased net interest income beyond simple loan growth. That impact began to moderate in 2018 as deposit rates, which tend to lag, began to catch up.

•	Sale of Visa Class B Stock. In 2018 we sold our legacy stock holdings of Visa, recognizing a pretax gain of $212.9 million.

Trends

Noteworthy trends during this period include:

•	Net loan growth has driven asset growth. Overall growth has been strong despite run-off of non-strategic loans. The large increase in 2017 was driven by the Capital Bank merger.

•	Growth in net interest income was positive overall, driven largely by net loan growth. The upticks in 2016 and 2017 were helped by modest interest rate increases beginning in late 2015. The large increase in 2018 was driven by the Capital Bank merger coupled with additional rate increases.

•	The overall down-trend in noninterest income has been due mainly to lower fixed income revenues, driven by challenging market conditions including a flattening yield curve and low market volatility. The large increase in 2018 was mainly due to the Visa stock sale.

•	Our loan loss provision expense has been quite low during the entire five years.

•	Mortgage repurchase and litigation expenses and reserve releases, mostly related to legacy businesses in our non-strategic segment, have been idiosyncratic.

•	Deposits have grown significantly and steadily. Much of that growth has been organic, though 2017’s large uptick was driven substantially by the Capital Bank transaction.

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

Other General Information

Strategic Transactions

An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Significant acquisitions and divestitures which closed during the past three years are described in Note 2 to the Consolidated Financial Statements appearing in the 2018 Annual Report to shareholders, which information is incorporated into this Item 1 by this reference.

In November 2017 we legally closed our acquisition of Capital Bank, as mentioned above. In May 2018 we completed systems integration for that transaction.

Subsidiaries

FHN’s consolidated operating subsidiaries at December 31, 2018 are listed in Exhibit 21.

The Bank has filed notice with the OCC as a government securities broker/dealer. The FTN Financial division of the Bank is registered with the SEC as a municipal securities dealer and the FTN Financial Municipal Advisors division of the Bank is registered with the SEC as a municipal adviser. The Bank is supervised and regulated as described in “Supervision and Regulation” in this Item below.

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

Seasonality

We do not experience material seasonality. We do experience seasonal variation in certain revenues, expenses, and credit trends. Historically, these variations have somewhat increased certain expenses for the regional banking and fixed income segments, and somewhat diminished certain revenues for the regional banking segment, principally in the first quarter each year. In addition, we experience seasonal variation in certain asset and liability balances, principally in the fourth (commercial lending related to consumer mortgages, certain trading balances, and certain employee-related reserves) and first (mortgage-related lending) quarters.

Employees

At December 31, 2018, FHN and its subsidiaries had 5,577 employees, or 5,576 full-time-equivalent employees, not including contract labor for certain services.

Other Information Associated with this Report

For additional information concerning our business, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary of Selected Financial Terms, and Acronyms sections contained in pages 3 through 72 of our 2018 Annual Report to shareholders, which sections are incorporated herein by reference.

External Information

Our current internet address is www.firsthorizon.com. In the Investor Relations section of our internet website, under the SEC Filings tab, we make available to the public, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 41. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.

Supervision and Regulation

Scope of this Summary

This section describes certain of the material elements of the regulatory framework applicable to bank and financial holding companies and their subsidiaries, and to companies engaged in securities and insurance activities. It also provides certain specific information about us. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations, or regulatory policy may have a material effect on our business.

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

Eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature,” generally without the prior approval of the Federal Reserve. “Financial” activities are much broader in scope than those which are “closely related to banking.” See “Financial Activities other than Banking” beginning on page 12 below.

The Federal Reserve may approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See “Interstate Banking and Branching” beginning on page 11 below.

The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2018, we estimate that we held approximately 15.51% of such deposits.

Our Bank is a national banking association subject to the regulation and supervision of, and to examination by, the OCC as its primary federal regulator. The Bank is insured by, and subject to regulation by, the FDIC and is subject to regulation in certain respects by the CFPB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition, the FTN Financial Municipal Advisors division of the Bank is registered with the SEC as a municipal advisor.

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

Regulatory Tiers Based on Asset Size

Many critical regulatory topics are divided into tiers based largely or entirely on asset size. Different topics have different cut-off points for the tiers. Within each topic, different rules apply to the different tiers.

Cut-off points vary significantly. However, as a rough generalization, for many regulatory topics the critical cut-off points are $10 billion and $250 billion. Companies with less than $10 billion are less regulated in several important ways than we are, and companies with $250 billion or more are regulated much more severely in many important ways than we are. As a result, under current law compliance costs and restrictions grow with size, they tend to change abruptly as a company crosses to the next tier, and we are in the middle tier in many respects.

The remainder of this “Supervision and Regulation” discussion focuses on current rules which apply to FHN based on our current asset size.

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

Applying the applicable regulatory rules, at January 1, 2019, the Bank could legally declare cash dividends on the Bank’s common or preferred stock of approximately $156.2 million without obtaining regulatory approval. That amount will improve during 2019 only to the extent that the Bank’s earnings for the year exceed preferred and any common dividends for the year. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption “Liquidity Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 54 of our 2018 Annual Report to shareholders; and under the caption “Restrictions on dividends” in Note 12—Regulatory Capital and Restrictions beginning on page 123 which is part of the material from our 2018 Annual Report that has been incorporated by reference into Items 7 and 8 of this report.

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

The payment of cash dividends by FHN and the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. For example, as discussed under “Capital Adequacy” starting on page 9, FHN’s ability to pay dividends would be restricted if its capital ratios fell below minimum regulatory requirements plus a capital conservation buffer. The Federal Reserve and OCC have issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising, among other things, that a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

Capital Adequacy

U.S. financial industry regulators have long required that regulated institutions maintain minimum capital levels. Following an extended reform effort, enhancements to the capital rules were adopted in 2013 based on international standards known as “Basel III.” For FHN the Basel III rules became effective in 2015, subject to a phase-in period for certain subjects. The current standards require the following:

•	Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2018, FHN’s Common Equity Tier 1 Capital Ratio was 9.77% and the Bank’s was 9.81%.

•	Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock, net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2018, FHN’s Tier 1 Capital Ratio was 10.80% and the Bank’s was 10.72%.

•	Total Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. To be “well capitalized” the Total Capital ratios must be at least 10%. At December 31, 2018, FHN’s Total Capital Ratio was 11.94% and the Bank’s was 11.32%.

•	Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses. The capital conservation buffer requirement has been subject to a four-year phase-in period beginning for FHN in 2016 at 0.625%, and increasing by that amount each year until 2.5% was reached in 2019.

•	Leverage Ratio—Base. For all supervised financial institutions, including FHN or the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31, 2018, FHN’s Leverage ratio was 9.09% and the Bank’s was 9.10%.

•	Leverage Ratio—Supplemental. For the largest internationally active supervised financial institutions, not including FHN or the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.

FHN believes that both FHN and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2018.

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

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action (PCA)” immediately below in this report for additional information.

Prompt Corrective Action (PCA)

Federal banking regulators must take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. For this purpose, insured depository institutions are divided into five capital categories. The specific requirements applicable to us are summarized in the table below.

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

At December 31, 2018, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.

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

Interstate Banking and Branching

Federal law allows a national bank to establish and operate a de novo branch in a state other than the bank’s home state if the law of the state where the branch is to be located would permit establishment of the branch if the bank were chartered by that state, subject to standard regulatory review and approval requirements. Federal law also allows a national bank to acquire an existing branch in a state in which the bank is not headquartered and does not maintain a branch if the OCC approves the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the bank were chartered by that state. Additionally, for an interstate merger or acquisition: the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; and regulators must assess the transaction for incremental systemic risk.

Once a bank has established branches in a state through an interstate merger transaction or through de novo branching, the bank may then establish and acquire additional branches within that state to the same extent that a state chartered bank is allowed to establish or acquire branches within the state.

Financial Activities other than Banking

Federal law generally allows bank holding companies such as FHN broad authority to engage in activities that are financial in nature or incidental to a financial activity. These include: insurance underwriting and brokerage; merchant banking; securities underwriting, dealing, and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” To qualify, a bank holding company must file an initial declaration with the Federal Reserve, certifying that all of its subsidiary depository institutions are well-managed and well-capitalized. Federal law also permits national banks such as the Bank to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a national bank must meet the following requirements:

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

No new financial activity may be commenced unless the national bank and all of its depository institution affiliates have at least “satisfactory” Community Reinvestment Act ratings. Certain restrictions apply if the bank holding company or the national bank fails to continue to meet one or more of the requirements listed above.

In addition, federal law contains a number of other provisions that may affect the Bank’s operations, including limitations on the use and disclosure to third parties of customer information.

At December 31, 2018, FHN is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Other General Information” beginning on page 6 of this report.

Interchange Fee Restrictions

Regulations under the so-called Durbin Amendment severely cap interchange fees which the Bank may charge merchants for debit card transactions. The Durbin Amendment is a provision of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Reform Act,” the “Dodd-Frank Act,” or “Dodd-Frank”).

Volcker Rule

The so-called Volcker rule (1) prohibits banking entities from engaging in proprietary trading, which is engaging as principal in any purchase or sale of one or more of certain types of financial instruments, and (2) limits banking entities’ ability to invest in or sponsor hedge funds or private equity funds.  In 2018, the federal agencies responsible for implementing the Volcker Rule proposed significant changes to the rule, but no final rule has yet been adopted.

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

Data Privacy & Security

Federal law restricts the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. Federal law also requires banks to implement a comprehensive information security program that includes administrative, technical and physical safeguards.

FDIC Insurance Assessments; DIFA

U.S. bank deposits generally are insured by the Deposit Insurance Fund (“DIF”). The system of FDIC insurance premium rates charged consists of a rate grid structure in which base rates range from 5 to 35 basis points annually, and fully adjusted rates range from 2.5 to 45 basis points annually. Key factors in the grid include: the institution’s risk category (I to IV); whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. Other factors can impact the base against which the applicable rate is applied, including (for example) whether a net loss is realized. A basis point is equal to 0.01%.

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

Effect of Governmental Policies

The Bank is affected by the policies of regulatory authorities, including the Federal Reserve, the OCC, and the CFPB. The Federal Reserve’s mandate from Congress is to pursue price stability and full employment. In these pursuits, the Federal Reserve sets and manages monetary policy for the U.S.

Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. government and other securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; changes in the reserve requirements of depository institutions; changes in the rate paid on banks’ required and excess reserve deposits at the Federal Reserve; and changes in the federal funds rate, which is the rate at which depository institutions lend balances to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.

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

A number of recent technologies created or operated by non-banks have been integrated into the financial systems used by traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of incrementally evolutionary technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks. Prior methods of delivering those services were disrupted, but often at a pace which all but the weakest banks could accommodate.

Recently, some evolutionary pressures have arisen which may prove to be less incremental and more disruptive. For example, in financial planning and wealth management, companies that are not traditional banks, including both long-established firms (such as Vanguard) and new ones (such as Betterment), have developed highly-interactive systems and applications. These services compete directly with traditional banks in offering personal financial advice. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent customers and potential customers. We and other traditional banks have begun to offer similar services, but in doing so risk cannibalizing traditional business models for these services.

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

Fixed Income

Our fixed income business serves institutional customers, broadly segregated into depositories (including banks, thrifts, and credit unions) and non-depositories (including money managers, insurance companies, governmental units and agencies, public funds, pension funds, and hedge funds). Both customer segments are widely dispersed geographically, predominantly within the U.S. We have many competitors within both segments including major U.S. and international securities firms as well as numerous regional and local firms.

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

Sources and Availability of Funds

Information concerning the sources and availability of funds for our businesses can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Glossary of Selected Financial Terms, and Acronyms sections, including the subsection entitled “Liquidity Risk Management,” contained in pages 3 through 72 (including pages 54 through 55) of our 2018 Annual Report to shareholders. Those sections are incorporated herein by reference.

Statistical Information Required by Guide 3

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to the Consolidated Financial Statements and the notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of

Operations, Glossary of Selected Financial Terms, and Acronyms sections set forth at pages 3 through 72 of our 2018 Annual Report to shareholders. Certain information not contained in the 2018 Annual Report to shareholders, but required by Guide 3, is contained in the tables immediately following:

FIRST HORIZON NATIONAL CORPORATION

ADDITIONAL GUIDE 3 STATISTICAL INFORMATION

ON DECEMBER 31

(Unaudited)

Investment Portfolio

(Dollars in thousands)	2018	2017	2016
Securities available-for-sale:
Government agency issued mortgage-backed securities & collateralized mortgage obligations	$4,378,801	$4,847,234	$3,756,645
U.S. treasuries	98	99	100
Other U.S. government agencies*	149,786	-	-
States and municipalities	32,573	-	-
Corporate and other debt securities	55,310	55,782	-
Other	9,902	267,140	186,754
Total securities available-for-sale	$4,626,470	$5,170,255	$3,943,499
Securities held-to-maturity:
States and municipalities	$-	$-	$4,347
Equity and other	10,000	10,000	10,000
Total securities held-to-maturity	$10,000	$10,000	$14,347

* Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government.

Loan Portfolio

(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial:
Commercial, financial, and industrial	$16,514,328	$16,057,273	$12,148,087	$10,436,390	$9,007,286
Commercial real estate	4,030,870	4,214,695	2,135,523	1,674,935	1,277,717
Total Commercial	20,545,198	20,271,968	14,283,610	12,111,325	10,285,003
Consumer:
Consumer real estate	6,249,516	6,479,242	4,523,752	4,766,518	5,048,071
Permanent mortgage	222,448	287,820	423,125	454,123	538,961
Credit card and other	518,370	619,899	359,033	354,536	358,131
Total Consumer	6,990,334	7,386,961	5,305,910	5,575,177	5,945,163
Total Loans	$27,535,532	$27,658,929	$19,589,520	$17,686,502	$16,230,166

Short-Term Borrowings

(Dollars in thousands)	2018	2017	2016
Federal funds purchased	$256,567	$399,820	$414,207
Securities sold under agreements to repurchase	762,592	656,602	453,053
Trading liabilities	335,380	638,515	561,848
Other short-term borrowings	114,764	2,626,213	83,177
Total	$1,469,303	$4,321,150	$1,512,285

Maturities of Certificates of Deposit $100,000 and more on December 31, 2018

(Dollars in thousands)	0-3 Months	3-6 Months	6-12 Months	Over 12 Months	Total
Certificates of deposit $100,000 and more	$438,600	$491,405	$911,779	$711,921	$2,553,705

Contractual Maturities of Commercial Loans on December 31, 2018

(Dollars in thousands)	Within 1 year	After 1 year Within 5 years	After 5 years	Total
Commercial, financial, and industrial	$3,429,206	$8,568,479	$4,516,643	$16,514,328
Commercial real estate	929,617	2,545,330	555,923	4,030,870
Total	$4,358,823	$11,113,809	$5,072,566	$20,545,198
For maturities over one year:
Interest rates - floating		$7,803,488	$3,711,130	$11,514,618
Interest rates - fixed		3,310,321	1,361,436	4,671,757
Total		$11,113,809	$5,072,566	$16,186,375

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

TABLE OF ITEM 1A TOPICS

Traditional Competition Risks

We are subject to intense competition for customers, and the nature of that competition is changing quickly. Our primary areas of competition for customers include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management, fixed income products and services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies (traditional and otherwise) that serve the markets which we serve. The emergence of non-traditional, disruptive service providers (see “Industry Disruption” beginning on page 19) has intensified the competitive environment.

Some competitors are traditional banks, subject to the same regulatory framework as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. Long-

standing examples of less-regulated activity include check-cashing and independent ATM services. A recent example of unregulated activity is so-called “peer-to-peer” lending, where investors provide debt financing and/or capital directly to borrowers.

We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for customers, refer to “Competition” within Item 1 beginning on page 14 of this report.

We compete for talent. Our most significant competitors for customers also are our most significant competitors for top talent. See “Operational Risks” beginning on page 21 of this Item 1A for additional information concerning this risk.

We compete to raise capital in the equity and debt markets. See “Liquidity and Funding Risks” beginning on page 30 of this Item 1A for additional information concerning this risk.

Traditional Strategic and Macro Risks

We may be unable to successfully implement our strategy to grow our consumer and commercial banking businesses and our fixed income business. Although our current strategy is expected to evolve as business conditions change, at present our strategy is primarily to invest resources in our banking and fixed income businesses. Growth is expected to be coordinated with a focus on strong and stable returns on capital. In the past four years we have mixed organic growth with tactical acquisitions and a strategic acquisition (Capital Bank).

Organically, we have enhanced our market share in our traditional banking markets with targeted hires and marketing, expanded into other southeast U.S. markets with similar characteristics, and expanded with commercial lending and private client banking in the Houston, Texas market. We have made similar moves in our fixed income business.

Our acquisitions in the past four years have included two banks, commercial loan portfolios, a commercial loan placement and servicing business, and a fixed income firm specializing in government guaranteed loans.

In the future, we expect to continue to nurture profitable organic growth. We may pursue acquisitions if appropriate opportunities, within or outside of our current markets, present themselves. We believe that the successful execution of organic growth depends upon a number of key elements, including:

●	our ability to attract and retain customers in our banking market areas;

●	our ability to achieve and maintain growth in our earnings while pursuing new business opportunities;

●	in our fixed income business, our ability to maintain or strengthen our existing customer relationships while at the same time identifying and successfully executing upon opportunities to provide new or existing products and services to new or existing customers;

●	our ability to maintain a high level of customer service while optimizing our physical branch count due to changing customer demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;

●	our ability to manage the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions; and

●	our ability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment.

Failure to achieve one or more key elements would adversely affect our business and earnings. We have in place strategies designed to achieve those elements that are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.

To the extent we engage in bank or non-bank business acquisitions, we face various additional risks, including:

●	our ability to identify, analyze, and correctly assess the execution, credit, contingency, and other risks in the acquisition and to price the transaction appropriately;

●	our ability to integrate the acquired company into our operations quickly and cost-effectively;

●	our ability to manage cultural assimilation risks associated with growth through acquisitions, which is an often-overlooked and often-critical failure point in mergers;

●	our ability to integrate the franchise value of the acquired company with our own; and

●	our ability to retain core customers and key employees of the acquired company.

A type of strategic acquisition—a so-called “merger of equals” where the company we nominally acquire has similar size, operating contribution, or value—presents unique opportunities but also unique risks. Those special risks include:

●	the potential for elevated and duplicative operating expenses if we are unable to integrate the two companies efficiently in a reasonable amount of time; and

●	a significant increase in the time horizon that may be needed before substantial economies of scale can be realized.

Industry Disruption

Through technological innovations and changes in customer habits, the manner in which customers use financial services is changing. We provide a large number of services remotely (desktop, online, or mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic ties and allowed disruptors to enter traditional banking areas.

Through digital marketing and service platforms, many banks are making customer inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms.

Companies as disparate as PayPal (an online payment clearinghouse) and Starbucks (a large chain of cafes) provide payment and exchange services which compete directly with banks in ways not possible until recent times.

The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhance traditional services or their delivery. A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. But some recent innovations may tend to replace traditional banks as financial service providers rather than merely augment those services.

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

We believe that, over the course of the technology-driven evolution of our industry which is well underway, the “winners” will be those institutions which can know their customers and make those customers feel they are known, even when many customers increasingly do not visit branches or have face-to-face live interaction. Two keys to achieving a psychological connection with such customers are (1) data management and analytics, using artificial intelligence processes, which allow an institution to provide a differentiated, personalized experience for the customer at the point of interaction, and (2) seamless integration of real-time customer contact with a human being through voice, chat, or otherwise.

A critical factor in successful data analytics, allowing real-time differentiated interaction with customers, is how traditionally uncaptured, unstructured, or siloed data is acquired, managed, and accessed. Some banks are experimenting with different methods of addressing this business need, and many more will follow. In addition, external vendors are developing processes to provide solutions. A basic challenge for all these efforts is how to integrate analysis of extremely disparate forms of data and utilize that analysis in each customer contact.

Developing workable proprietary solutions to the data analytics challenges ahead of competitors requires substantial investment in information technology systems and innovation. Even with a substantial IT budget, we cannot outspend, or even come close to matching, the largest U.S. banking institutions. Therefore, like most U.S. banks, our strategy must be focused on leveraging products and solutions which are within our means, including those developed by external vendors. Our goal must be to keep pace with industry developments with a focus on improving the customer’s differentiated experience with us.

Technological innovation has tended to reduce barriers to entry based on cost. Put another way, once someone finds a new, better method to accomplish a task in our industry, often others are able to replicate or improve on that method, sometimes quite rapidly. Key risks for us, therefore, are whether we will be able: to catch up to breakthroughs quickly enough to avoid customer attrition; to enhance breakthroughs frequently enough to attract customers from competitors; and, if we are able to truly innovate, to press our advantage quickly before competitors adopt it.

To thrive as our industry is disrupted, we will need to embrace some of the attitudes of a technology company, and shed some of the attitudes of a traditional bank. This has and will continue to require an evolution in our corporate culture which, in turn, creates implementation risk. In this process it is critical that we not lose sight of how our customers experience working with us and our systems, including customers who still want traditionally-delivered services, those who seek and embrace the latest innovations, and those who just want services to be convenient, personalized, and understandable.

Just as disruptive business changes driven by new technologies and new customer preferences can adversely impact us and our entire industry, similar events can adversely impact our commercial customers. In time, a major business disruption can cause dominant businesses to fail, and can shrink or even end entire lines of business. An example of this is the business failure of the Blockbuster video distribution chain and most other video distribution stores, and the rise of Netflix. Many other examples of this kind of process are ongoing today in many industries, including publishing, retail sales, news, and the creation as well as distribution of audio and video entertainment. To the extent disruptions impact our customers, we may experience elevated loan losses and loss of ongoing business which we may not be able to recapture with new customers.

Operational Risks

Fraud is a major, and increasing, operational risk for us and all banks. Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The methods used to perpetrate and combat fraud continue to evolve as technology changes. Our anti-fraud actions are both preventive (anticipating lines of attack, educating employees and customers, etc.) and responsive (remediating actual attacks). Our regulators require us and all banks to report fraud promptly. Regulators often advise banks of new schemes so that the entire industry can adapt as quickly as possible. However, the some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.

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

Failure to build and maintain the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Operational Risk Management” beginning on page 52 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

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

Competition for talent is substantial and increasing. Moreover, revenue growth in some business lines increasingly depends upon top talent. In recent years the cost to us of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our best talent will leave us and we will be unable to replace those persons effectively.

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

Risk from Economic Downturns and Changes

Generally, in an economic downturn, our credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines. Delinquencies and credit losses generally increase during economic downturns due to an increase in liquidity problems for customers and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in employment rates, interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, compression of our net interest margin, and lower fees from transactions and services. Those effects can continue for many years after the downturn technically ends.

Risks Associated with Monetary Events

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our customers. In response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives. Several of these emphasized so-called quantitative easing strategies, the most recent of which ended during 2014. The Federal

Reserve raised rates five times during 2015-2017, in each case by a modest 25 basis points, and began reversing its easing strategy. In 2018 the Federal Reserve raised rates four more times, also by 25 basis points each. The last two raises were followed by substantial volatility in the U.S. stock market, and the last raise was accompanied by a substantial and broad stock market decline. In early 2019 the Federal Reserve seemed to signal a pause in rate increases.

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

Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Interest Rate and Yield Curve Risks” beginning on page 31.

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

●	We are contending with, and defending litigation matters associated with, claims arising out of our former (pre-2009) mortgage origination and sale activities. Currently, many of these are indemnity claims. The outcome of those matters is uncertain; losses in excess of current accruals (reserves) could be material. Although some types of new claims and actions no longer are legally viable due to the passage of time, others could still arise.

●	We could be subject to claims that servicing-related actions were done improperly, or improperly were not done. Although we may be able to demand indemnity in cases where servicing was performed on our behalf by another institution, there is risk that such an indemnity demand could be refused by the institution or rejected by an appropriate court.

Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 57, “Obligations from Legacy Mortgage Businesses” beginning on page 57, “Repurchase and Foreclosure Liability” beginning on page 59, “Foreclosure Practices” beginning on page 61, and “Repurchase and Foreclosure Liability” beginning on page 62 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the captions “Material Matters” and “Other Former Mortgage Business Exposures”, both beginning on page 132, which is part of the material from our 2018 Annual Report that has been incorporated by reference into Item 8 of this report.

We have exposures related to the mortgage servicing obligations and assets which we retained after we generally sold our mortgage businesses in 2008, especially in relation to the subservicing arrangements we made between 2008 and the sale of substantially all our remaining servicing assets completed in 2014. When we sold our origination and servicing businesses in 2008 we retained significant servicing obligations and assets. Since then we engaged subservicers to provide loan servicing to borrowers and trustees on our behalf when we have been unable to divest those obligations. Complaints against the servicing provided often are directed first to us, as the servicer of record.

Additional information concerning risks related to former servicing and foreclosure practices and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth under the captions “Repurchase and Foreclosure Liability” beginning on page 59, “Foreclosure Practices” beginning on page 61, and “Repurchase and Foreclosure Liability” beginning on page 62 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Other Former Mortgage Business Exposures” beginning on page 132, which is part of the material from our 2018 Annual Report that has been incorporated by reference into Item 8 of this report.

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

Credit Risks

We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. In the most recent credit cycle, net charge-offs were $131.8 million in 2007, and increased to $572.8 million and $832.3 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline, reaching $19.2 million in 2016, $12.5 million in 2017, and $16.1 million in 2018. In recent years, our loan loss reserves also have declined from high levels. The allowance for loan loss was $180.4 million as of December 31, 2018, down substantially from $896.9 million and $849.2 million at year-end 2009 and 2008, respectively. We have experienced very low levels of charge-offs in recent years. Charge-offs should increase at some point when the credit cycle moves into its next phase.

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

We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption “Accounting & Tax Risks” beginning on page 33, these guidelines and rules could change and cause provision expense or charge-offs to be more volatile, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve, OCC, or other banking regulators.

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

A significant subset of our home equity lines of credit were originated prior to our mortgage platform sale in 2008. A large number of those loans recently have switched from interest-only payments to full amortization payments of principal and interest combined. In reserving for potential loss in this portfolio we model an increased rate of default associated with the higher monthly payment requirements when that switch occurs. Our modeling is based, among other things, on our experience with this portfolio, but risk remains that actual default rates could exceed our modeling.

The recent low-interest rate environment has elevated the traditional challenge for lenders and investors to balance taking on higher risk against the desire for higher income or yield. This challenge applies not only to credit risk in lending activities but also to default and rate risks regarding investments.

As interest rates rise, default risk also rises. As borrowers’ obligations to pay interest increase, financial weaknesses become more evident. Initially this results in lower consumer credit scores and lower commercial loan grading, and later results in higher default rates.

Credit losses tend to increase and decrease in a cyclical manner. Although the duration and timing of any given credit cycle is impossible to predict accurately, it is clear that we and other U.S. banks recently have experienced an extended period of very low credit losses; that period followed several years of extremely high losses. It is inevitable that credit losses will rise well beyond 2017 and 2018 levels when the next cycle begins. Because it is difficult to recognize when the credit cycle changes, it is possible that the next cycle already has begun.

The composition of our loan portfolio inherently increases our sensitivity to certain credit risks. At December 31, 2018, approximately 60% of total loans consisted of the commercial, financial, and industrial (C&I) category, while approximately 23% consisted of the consumer real estate category.

The largest component of the C&I category at year end was loans to finance and insurance companies, a component which represented about 17% of the C&I category at that time. The second largest component was loans to mortgage companies. As a result, approximately 29% of the C&I category was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions, than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.

The consumer real estate category contains a number of concentrations which affect credit risk assessment of the category.

●	Product concentration. The consumer real estate category consists primarily of consumer installment loans, and much of the remainder consists of home equity lines of credit.

●	Collateral concentration. This entire category is secured by residential real estate. Approximately 24% of the category consists of loans secured on a second-lien basis.

●	Geographic concentration. At year end about 54% of the category related to Tennessee customers, 15% related to North Carolina, 13% related to Florida, 3% related to California, and no other state represented more than 3% of the category.

●	Legacy concentration. We still have approximately $1 billion of loans originated before 2009 by our legacy national mortgage lending business. Those include loans we originated and did not sell, along with loans we have repurchased in the course of resolving claims with loan buyers. Our legacy loan portfolio continues to shrink, but the rate of shrinkage is slowing.

The consumer real estate category is highly sensitive to economic impacts on consumer customers and on residential real estate values. Job loss or downward job migration, as well as significant life events such as divorce, death, or disability, can significantly impact credit evaluations of the portfolio. Also, regulatory changes, discussed above and elsewhere in this Item 1A, are more likely to affect the consumer category and our accounting estimates of credit loss than other loan types.

Volatility in the oil & gas industry can impact us. Our Houston office specializes in commercial lending, which in that office significantly focuses on three areas: energy, commercial real estate (CRE), and commercial, financial, & industrial (C&I). Much of our Houston business is connected, at least in part, to the energy industry, especially oil and gas production and distribution. In addition to general credit and other risks mentioned elsewhere in this Item 1A, the energy business and related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. The shifting balance between demand and supply is expressed most simply in prices. Significant oil-price volatility can and often does impact our overall business in this industry by increasing charge-offs and reducing demand for loans.

Additional information concerning credit risks and our management of them is set forth under the captions “Asset Quality—Trend Analysis of 2018 Compared to 2017” beginning on page 28, “Commercial Loan Portfolios” beginning on page 28, “Consumer Loan Portfolios” beginning on page 34, “Credit Risk Management” beginning on page 53, and “Allowance for Loan Losses” beginning on page 61 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

Service Risks

We provide a wide range of services to customers, and the provision of these services may create claims against us that we provided them in a manner that harmed the customer or a third party, or was not compliant with applicable laws or rules. Our services include lending, loan servicing, fiduciary, custodial, depositary, funds management, insurance, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions “Operational Risk Management” and “Compliance Risk Management,” beginning on pages 52 and 53, respectively, of the Management’s Discussion and Analysis of Financial Condition and

Results of Operations section of our 2018 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report.

Regulatory, Legislative, and Legal Risks

The regulatory environment is challenging. We operate in a heavily regulated industry. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial.

We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” in Item 1 of this report, beginning on page 7, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways. Additional federal and state consumer protection regulations also could expand the privacy protections afforded to customers of financial institutions, restricting our ability to share, receive, or use customer information and increasing our costs. In addition, privacy and other regulations outside of the U.S. could affect how we are able to conduct business with customers outside the U.S.

The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.

We and our Bank both are required to maintain certain regulatory capital levels and ratios. U.S. capital standards are discussed in Item 1 of this report, in tabular and narrative form, under the caption “Capital Adequacy” starting on page 9. Pressures to maintain appropriate capital levels and address business needs in a changing economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.

Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions “Capital Adequacy” and “Prompt Corrective Action (PCA)” in Item 1 of this report beginning on pages 9 and 10, respectively; under the captions “Capital—2018 Compared to 2017,” “Capital Management and Adequacy,” and “Market Uncertainties and Prospective Trends” beginning on pages 23, 52, and 61, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Regulatory Capital” in Note 12—Regulatory Capital and Restrictions, beginning on page 122 of our 2018 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

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

Typically, we are unable to estimate our loss exposure from legal claims against us until relatively late in the litigation process, which can make our financial recognition of loss from litigation unpredictable and highly uneven from one period to the next. Currently we are defending a number of legal matters. For most of them we have established either no accrual (reserve) or no significant reserve. Financial accounting guidance requires that litigation loss be both estimable and probable before a reserve may be established (recorded as a liability on our balance sheet). Under that guidance, reserves typically are not established for most litigation matters until after preliminary motions to dismiss or to narrow the case are resolved, after discovery is substantially in process, and (in many cases) after preliminary overtures regarding settlement have occurred. Potentially significant cases often are pending for years before any loss is recognized and a reserve is established. Moreover, it is not uncommon for a case to experience relatively little progress toward resolution for a long period followed by a brief period of rapid development. Lastly, although most cases are resolved with little or no loss to us, for the others loss typically is recognized either all at once (near the time of resolution) or very unevenly over the life of the case.

Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption “Legacy Mortgage Business Risks” beginning on page 23 of this report; under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations,” “Repurchase and Foreclosure Liability,” “Market Uncertainties and Prospective Trends,” and “Contingent Liabilities” beginning on pages 57, 59, 61, and 64, respectively, of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 7 of this report; and under the caption “Contingencies” in Note 17—Contingencies and Other Disclosures, beginning on page 131 of our 2018 Annual Report, which is part of the material from that report that has been incorporated by reference into Item 8 of this report.

Political dysfunction and volatility within the federal government, both at the regulatory and Congressional level, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant impacts on our business and financial performance. Moreover, political conflict within and among branches of government, and within and among government agencies, can rise to a level where day-to-day functions could be interrupted or impaired.

Risks of Expense Control

Our ability to successfully manage expenses is important to our long-term survival and prosperity but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change—whether by acquisition, expansion, or contraction—additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things.

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

We have also focused our attention on the economic profit generated by our business activities and prospects rather than emphasizing revenues or ordinary profit. Economic profit analysis attempts to relate ordinary profit to the capital employed to create that profit with the goal of achieving higher (more efficient) returns on capital employed overall. Activities with higher capital usage bear a greater burden in economic profit analysis. The process is intended to allow us to more efficiently manage investment and utilization of resources. Economic profit analysis involves significant judgment regarding capital allocation. Mistakes in those judgments could result in a misallocation of resources and diminished profitability over the long run.

Despite our efforts, our costs could rise due to adverse structural changes or market shifts. For example, the overall cost of our health insurance benefit is highly dependent upon regulatory factors and market forces beyond our control.

Geographic Risks

We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact Tennessee and neighboring states where we do our traditional banking business. If the southeastern U.S. were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. Examples of these kinds of risks include: earthquakes in Memphis; hurricanes in Florida, the Carolina coasts, or the Texas coasts; a major change in health insurance laws impacting the many healthcare companies in middle Tennessee; and automotive industry plant closures.

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

Insurance

Our property and casualty insurance may not cover or may be inadequate to cover the risks that we face, and we are or may be adversely affected by a default by insurers. We use insurance to manage a number of risks, including damage or destruction of property as well as legal and other liability. Not all such risks are insured, in any given insured situation our insurance may be inadequate to cover all loss, and many risks we face are uninsurable. For those risks that are insured, we also face the risks that the insurer may default on its obligations or that the insurer may refuse to honor them. We treat the risk of default as a type of credit risk, which we manage by reviewing the insurers that we use and by striving to use more than one insurer when practical. The risk of refusal, whether due to honest disagreement or bad faith, is inherent in any contractual situation.

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

Liquidity and Funding Risks

Liquidity is essential to our business model and a lack of liquidity or an increase in the cost of liquidity may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2018 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.

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

The market among banks for deposits may be impacted by the Basel III capital rules. Those rules generally provide favorable treatment for core deposits. Moreover, institutions with more than $50 billion of assets are required to maintain a minimum Liquidity Coverage ratio. The largest banks, which must maintain the highest minimum ratio, may be incented to compete for core deposits vigorously. Although mid-sized banks, like ours, are not directly impacted by this rule, if some large banks in our markets take aggressive actions we could lose deposit share or be compelled to adjust our deposit pricing and practices in ways that could increase our costs.

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

Credit Ratings

Our credit ratings directly affect the availability and cost of our unsecured funding. FHN and the Bank currently receive ratings from several rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Fitch Ratings, is considered investment grade for many purposes. At January 31, 2019, both rating agencies rated the unsecured senior debt of FHN and of the Bank as investment grade.  The ratings outlook was stable from Moody’s and from Fitch for both FHN and the Bank.  To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

Reductions in our credit ratings could result in counterparties reducing or terminating their relationships with us. Some parties with whom we do business may have internal policies restricting the business that can be done with financial institutions, such as the Bank, that have credit ratings lower than a certain threshold.

Reductions in our credit ratings could allow counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. At this time, those of our ISDA master agreements which have ratings triggers reference the lower of Standard & Poor’s Financial Services LLC or Moody’s ratings.  Based on those ratings, for some time we have been required to post collateral in the amount of our derivative liability positions with most derivative counterparties. If a credit rating downgrade had occurred as of December 31, 2018, the maximum additional collateral we would have been required to post would have been approximately $1 million.

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

A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and fixed income businesses. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are nearly equal to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve usually is upwardly sloped. However, the yield curve can be relatively flat or inverted (sloped downward). A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our fixed income business.

We appear to be in a transitional period in terms of interest rate policy; the uncertainties of the direction, magnitude, and timing of future rate actions could adversely affect us. The Federal Reserve raised short-term rates by 0.25% four times in 2018 following similar, but less frequent, raises starting in 2015. These actions have flattened the yield curve as short-term rates rose somewhat faster than long-term ones. Early in 2019 the Federal Reserve signaled the possibility that 2019 could represent a pause in rate changes while economic trends are evaluated. If rates in fact remain stable, the yield curve eventually may steepen, which should benefit us; however, in the meantime, various effects on us have been and may remain uneven for some time. Moreover, market participants appear to be uncertain regarding the direction and timing of the Federal Reserve’s rate actions for 2019 and 2020. Uncertainty tends to increase market volatility and could impede borrowing or other capital decisions by customers.

Market-indexed deposit products are very sensitive to changes in short-term rates, and our use of them increases our exposure to such changes.

Expectations by the market regarding the direction of future interest rate movements can impact the demand for fixed income investments which in turn can impact the revenues of our fixed income business. That risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.

Uncertainty about the future of LIBOR may adversely affect our business. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London InterBank Offered Rate (LIBOR), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR as currently operated may not continue after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, little consensus exists as to what rate or rates may become accepted alternatives to LIBOR. One leading alternative rate, the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York, is not directly comparable to LIBOR and cannot easily or simply be substituted for it in outstanding instruments. Key differences between the two are: SOFR is based on secured lending, LIBOR is not; and SOFR is limited to overnight lending, while LIBOR encompasses several short-term maturity periods. It is impossible to predict the effect of any alternatives on the value of LIBOR-based securities and variable rate loans. Our primary exposures to

LIBOR are in variable-rate loans and in hedging transactions. The lack of a leading alternative to LIBOR means that LIBOR continues to be used in many new instruments. In addition, it is not known how a transition away from LIBOR, or to a new version of LIBOR, will impact our ability to use hedge accounting after 2021.

A few instruments issued by us, including a series of preferred stock issued by the Bank, have floating rate terms based on LIBOR. As mentioned above, it is not known whether LIBOR will continue after 2021 in a legally workable form. We have risk that an adverse outcome of the LIBOR transition after 2021 could increase our interest, dividend, and other costs relative to those instruments. We may not be able to refinance those instruments on terms that reduce those costs to the level we would have expected if LIBOR were to continue indefinitely, unchanged. Additionally, a transition from LIBOR could adversely impact or change our hedge accounting practices.

Asset Inventories and Market Risks

The trading securities inventories and loans held for sale in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory and loan positions for purposes of distribution to customers, and we are exposed to certain market risks attributable principally to credit risk and interest rate risk associated with those assets. We manage the risks of holding inventories of securities and loans through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Average fixed income trading securities (long positions) were $1.6 billion for 2018, $1.2 billion for 2017, and $1.2 billion for 2016. Average fixed income trading liabilities (short positions) were $.7 billion, $.7 billion, and $.8 billion for 2018, 2017, and 2016, respectively. Average loans held for sale in our fixed income business were $.6 billion and $.3 billion for 2018 and 2017, and were insignificant for earlier years. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Market Risk Management” beginning on page 49 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report, which is part of the material from that Report that has been incorporated by reference into Item 7 of this report.

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

An example of that linkage is our obligation to fund our pension plan so that it may satisfy benefit claims in the future. Our pension funding obligations generally depend upon actuarial estimates of benefits claims, the discount rate used to estimate the present values of those claims, and estimates of plan asset values. Our obligations to fund the plan can be affected by changes in any of those three factors. Accordingly, our obligations diminish if the plan’s investments perform better than expectations or if estimates are changed anticipating better performance, and can grow if those investments perform poorly or if expectations worsen. A rise in interest rates is likely to negatively impact the values of fixed income assets held in the plan, but could also result in an increase in the discount rate used to measure the present value of future benefit payments. Similarly, our obligations can be impacted by changes in mortality tables or other actuarial inputs. We manage the risk of rate changes by investing plan assets in fixed income securities having maturities aligned with the expected timing of payouts. Because there are no new participants, the actuarial-input risk should slowly diminish over time.

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

Accounting & Tax Risks

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length. Currently those include: the level of reserves for loan repurchase, make-whole, and foreclosure losses; the valuation (or impairment) of our deferred tax assets; and the valuation of our goodwill. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of our goodwill or other assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.

We lack first-hand visibility regarding certain loans, other assets, or liabilities which increases the risk that our estimates may be inaccurate. For example, interagency supervisory guidance related to practices for loans and lines of credit secured by junior liens on 1-4 family residential properties requires that the performance of the first lien should be considered when assessing the collectability and inherent loss of a performing junior lien. Additionally, the OCC has clarified that an institution’s income recognition policy should incorporate management’s consideration of all reasonably available information including, for junior liens, the performance of the associated senior liens as well as trends in other credit quality indicators. We own and service a consumer real estate portfolio that is primarily composed of home equity lines and installment loans. As of December 31, 2018, that amount was $6.2 billion. As of December 31, 2018, approximately $1.1 billion, or 17%, of the consumer real estate portfolio consisted of stand-alone second liens while $.2 billion, or 3%, were second liens whose first liens are owned or serviced by FHN. We are not able to actively monitor the performance status of the first liens that are serviced by others. We obtain first lien performance information from third parties and through loss mitigation activities, and we place a stand-alone second lien loan on nonaccrual if we discover that there are performance issues with the first lien loan. It is possible that if our evaluation methods change or information sources otherwise improve our additions to nonperforming loans may be material.

Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings. Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry.

One such pending accounting change, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” substantially revises the measurement and recognition of credit losses for certain assets, including most loans, in a manner that could substantially and adversely change when and how we recognize loan loss. Under ASU 2016-13, when we make a new loan that is covered by the standard, we will be required to recognize immediately the “current expected credit loss,” or “CECL,” of that loan. We will also re-evaluate CECL each quarter that the loan is outstanding. CECL is the difference between our cost and the net amount we expect to collect over the life of the loan using certain estimation methods and our experience with other, similar loans. In contrast, the current accounting standard delays recognition of credit loss until loss is “probable” (very likely). We expect to adopt ASU 2016-13 and CECL accounting in 2020, though the impact on regulatory capital will have a short phase-in period. Once ASU 2016-13 and the CECL accounting process is fully in place, recognition of estimated credit loss will be significantly accelerated compared to current practice.

This change potentially could: result in a significant increase, especially at the time of adoption but also during any period of loan growth, in our loan loss provision (expense) and allowance (reserve); through the increased provision, adversely impact our earnings and, correspondingly, our regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year, especially during times when the economy is in transition. Moreover, CECL creates an incentive for banks to reduce new lending in the “down” part of the economic cycle in order to reduce loss recognition. That perverse incentive could, nationwide, prolong the down cycle and delay a recovery.

Changes in regulatory rules can create significant accounting impacts for us. Because we operate in a regulated industry we prepare regulatory financial reports based on regulatory accounting standards. Changes in those standards can have significant impacts upon us in terms of regulatory compliance. In addition, such changes can impact our ordinary financial reporting, and uncertainties related to regulatory changes can create uncertainties in our financial reporting.

Our Controls and Procedures May Fail or Be Circumvented. Internal controls, disclosure controls and procedures, and corporate governance policies and procedures (“controls and procedures”) must be effective in order to provide assurance that financial reports are materially accurate. A failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

Risks of Holding Our Stock

The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank may be unable to pay dividends to us without regulatory approval. We primarily depend upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred stockholders, and to service our outstanding debt. Regulatory constraints might prevent the Bank from declaring and paying dividends to us in 2019 without regulatory approval. Applying the applicable regulatory rules, at January 1, 2019, the Bank could legally declare cash dividends on the Bank’s common or preferred stock of approximately $156.2 million without obtaining regulatory approval. That amount will improve during 2019 only to the extent that the Bank’s earnings for the year exceed preferred and any common dividends for the year.

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

Provisions of Tennessee law, and certain provisions of our charter and bylaws, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be at a price attractive to many of our stockholders. In addition, federal banking laws prohibit non-financial-industry companies from owning a bank, and require regulatory approval of any change in control of a bank.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own or lease no properties that we consider to be materially important to our financial statements. Information concerning our business locations, including bank branches and FTN Financial offices, is provided in Item 1 of this report under the caption “Physical Business Locations” beginning on page 3, which information is incorporated into this Item 2 by this reference. In addition to the bank branches and FTN offices mentioned in Item 1, we own or lease other offices and office buildings such as our headquarters building at 165 Madison Avenue in downtown Memphis, Tennessee. Although some of these other offices contain bank branches or FTN offices, primarily they are used for operational and administrative functions. Our operational and administrative offices are located in several cities where we have bank branches.

At December 31, 2018, we believe our physical properties are suitable and adequate for the businesses we conduct.

ITEM 3. LEGAL PROCEEDINGS

The “Contingencies” section from Note 17—Contingencies and Other Disclosures to the Consolidated Financial Statements appearing on pages

131-133 of our 2018 Annual Report to shareholders is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

The following is a list of our executive officers, along with certain supplemental information, all presented as of February 20, 2019. The executive officers generally are elected at the April meeting of our Board of Directors (following the annual meeting of shareholders) for a term of one year and until their successors are elected and qualified.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
John M. Daniel Age: 64

Executive Vice President—Chief Human Resources Officer of FHN & the Bank (2006)

Mr. Daniel joined FHN as the Executive Vice President in charge of human resources in 2006. From 2001 to 2006, Mr. Daniel was the Executive Vice President in charge of human resources for Regions Financial Corporation.

Jeff L. Fleming Age: 57

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

D. Bryan Jordan Age: 57

President and Chief Executive Officer (2008) and Chairman of the Board (2012) of FHN & the Bank; principal executive officer

Mr. Jordan became President and Chief Executive Officer in 2008, and was elected Chairman in 2012. From 2007 until 2008 Mr. Jordan was Executive Vice President and Chief Financial Officer of FHN and the Bank. From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and a Senior Executive Vice President of Regions.

Michael E. Kisber Age: 60

President—FTN Financial of FHN & the Bank (2011)

Mr. Kisber became President of the Bank’s FTN Financial division in 2011. He joined FTN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President, and in 2008 he became Director of Fixed Income.

William C. Losch III Age: 48

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

David T. Popwell Age: 59

President—Banking of FHN & the Bank (2013)

Mr. Popwell became President of the Bank’s regional banking business in 2013. In 2011 and 2012 Mr. Popwell was Executive Vice President—Regional Banking and Banking Chief Operating Officer for FHN and the Bank. From 2008 to 2011 Mr. Popwell was the Banking Chief Operating Officer of the Bank, and from 2007 to 2008 Mr. Popwell was the Market Manager for the Bank’s Mid-South Market. From 2004 to 2007 Mr. Popwell was President of SunTrust Bank—Memphis, and prior to that was an Executive Vice President of National Commerce Financial Corp.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
Susan L. Springfield Age: 54

Executive Vice President—Chief Credit Officer of FHN & the Bank (2013)

Ms. Springfield became Executive Vice President—Chief Credit Officer in 2013. She has served the Bank in various capacities since 1998. Most recently: in 2011 she was Executive Vice President—Commercial Banking; from 2009 to 2010 she was Executive Vice President – Commercial Credit Risk Executive; and from 2005 to 2008 she was Executive Vice President—Commercial Credit Risk Manager.

Charles T. Tuggle, Jr. Age: 70

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

Yousef A. Valine Age: 59

Executive Vice President—Chief Operating and Risk Officer of FHN & the Bank (2018)

Mr. Valine became Executive Vice President—Chief Operating and Risk Officer in 2018. He joined FHN in 2009 as Executive Vice President—Corporate Risk Management, and became Executive Vice President—Chief Risk Officer in 2010. From 1985 until 2009, Mr. Valine was with Wachovia Corporation, most recently serving as Executive Vice President and Chief Operating Officer of its enterprise-wide risk management division from 2007 until 2009, as the head of its Institutional Risk Group in 2006, and as its chief operational risk officer in 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our sole class of common stock, $0.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN. As of December 31, 2018, there were approximately 8,900 shareholders of record of our common stock. Additional information called for by this Item is incorporated herein by reference to the following: Table 31—Summary of Quarterly

Financial Information (page 66), Selected Financial and Operating Data table (page 2), and “Liquidity Risk Management” (beginning on page 54), within Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in our 2018 Annual Report to shareholders.

Sales of Unregistered Common and Preferred Stock

Common Stock. Not applicable.

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

Additional information concerning repurchase activity during the final three months of 2018 is presented in Tables 12a and 12b and the surrounding notes and other text under the caption “Common Stock Purchase Programs,” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 26 of our 2018 Annual Report to shareholders, which information is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

The information called for by this Item is incorporated herein by reference to the Selected Financial and

Operating Data table appearing on page 2 of our 2018 Annual Report to shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this Item is incorporated herein by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, the Glossary and Acronyms sections, and the Consolidated Historical Statements of

Income and Consolidated Average Balance Sheets and Related Yields and Rates tables appearing on pages 3-72 and 177-179 of our 2018 Annual Report to shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated herein by reference to Note 22—Derivatives to the Consolidated Financial Statements, and to “Market Risk Management” and “Interest Rate Risk Management” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations section, which appear, respectively, on pages 150-156 and on pages 49-51 and 51-52 of our 2018 Annual Report to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item is incorporated herein by reference to the Report of Management on Internal Control over Financial Reporting, the Reports of Independent Registered Public Accounting Firm, the consolidated financial statements and the notes thereto, and Table 31—Summary of Quarterly Financial Information, appearing, respectively, on pages 73-176 and on page 66 of our 2018 Annual Report to shareholders.

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

Reports on Internal Control over Financial Reporting

The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 73-74 of our 2018 Annual Report to shareholders and are incorporated herein by this reference.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In 2018 there were no material amendments to the procedures, described in our 2019 Proxy Statement under the caption “Shareholder Recommendations of Director Nominees; Shareholder Nominations,” by which security holders may recommend nominees to our Board of Directors.

In January 2019, our Board of Directors amended our bylaws to create a new process, if certain conditions are met, for a shareholder to nominate a person for election to the Board in advance of an annual meeting and to require us to include that nomination in our annual meeting proxy statement. Additional information regarding this process is available in our 2019 Proxy Statement under the captions: “Shareholder Recommendations of Director Nominees; Shareholder Nominations” and “Shareholder Proposal and Nomination Deadlines,” which information is incorporated herein by reference.

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

Item 10 Topics	Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and audit committee financial experts	“Independence & Categorical Standards,” “Committee Charters & Committee Composition,” “The Audit Committee,” and “Vote Item 1—Election of Directors” in our 2019 Proxy Statement (excluding the Audit Committee Report and the statements regarding the existence and location of the Audit Committee’s charter)
Executive officers	“Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report
Compliance with Section 16(a) of the Securities Exchange Act of 1934	“Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to the following sections of our 2019 Proxy Statement, all of which are incorporated into this Item by reference: “The Compensation Committee,” “Compensation Committee Interlocks & Insider Participation,” “Compensation Discussion & Analysis,” “Recent Compensation,” “Post-Employment Compensation,” “Director Compensation,” “Other Legal Disclosures,” and each Appendix to our Proxy Statement referenced in those sections.

The sub-section of our 2019 Proxy Statement captioned “Compensation Risk,” within “The Compensation Committee” section, provides information concerning our management of certain risks associated with our compensation policies and practices. We do not believe those risks are reasonably likely to have a material adverse effect upon us; accordingly, we do not believe that information is required to be provided in this Item.

The information required by Item 407(e)(5) of Regulation S-K is provided in our 2019 Proxy Statement within “The Compensation Committee” section under the sub-section captioned “Compensation Committee Report.” As permitted by the instructions for that Item, the information under that sub-section is not “filed” with this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The table below provides information as of December 31, 2018 regarding shares of our common stock that may be issued under the following plans:

•	Equity Compensation Plan (“ECP”)

•	1997 Employee Stock Option Plans (“1997 Plan”)

•	1995 Non-employee Directors’ Deferred Compensation Stock Option Plan (“First Directors’ Plan”)
•	2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“Second Directors’ Plan”)

•	1996 and 2002 Bank Director and Advisory Board Member Deferral Plans (“Advisory Board Plans”)

•	Capital Bank Financial Corp. 2013 Omnibus Compensation Plan; North American Financial Holdings 2010 Equity Incentive Plan; FNB United Corp. 2012 Incentive Plan; and FNB United Corp. 2003 Stock Incentive Plan (“CBF Plans”)

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2018

		A		B	C
Plan Category		Number of Securities to be Issued upon Exercise of Outstanding Options (1)		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Col. A)
Equity Compensation Plans Approved by Shareowners	(2)	4,258,405	(3)	$ 13.233/shr	8,729,408
Equity Compensation Plans Not Approved by Shareowners	(4)	1,646,282	(4)	23.739/shr	— (4)
Total		5,904,687		$ 16.162/shr	8,729,408

(1)	The numbers of shares covered by stock options and the related option prices have been adjusted proportionately to reflect the estimated economic effects of dividends distributed in common stock effective October 1, 2008 through January 1, 2011. The cumulative compound adjustment factor related to those dividends is 20.038%.
(2)	Consists of the First and Second Directors’ Plans, the ECP, and the CBF Plans. The First Directors’ Plan and the Second Directors’ Plan were approved by shareowners in 1995 and 2000, respectively; all have terminated. The ECP initially was approved by shareowners in 2003, and most recently was re-approved in 2016. The CBF Plans, as to which no new awards will be granted, were approved by shareholders of certain predecessor companies which, directly or indirectly, FHN has acquired.
(3)	Includes 60,686 outstanding options issued under terminated plans approved by shareowners, all of which directly or indirectly were issued in connection with non-employee director cash deferrals of approximately $0.4 million.
(4)	Consists of the 1997 Plan and the Advisory Board Plans, all of which have terminated. These outstanding options were issued directly or indirectly in connection with employee and advisory board cash deferrals of approximately $8.1 million.

Only the ECP still permits new awards; all other plans have terminated. At December 31, 2018, the total number of shares issuable upon exercise of outstanding options under the ECP was 3,249,416 shares; that number under the terminated plans was 2,655,271 shares.

Shares covered by outstanding options are shown in column A. Outstanding equity awards other than options, consisting of unpaid stock units and restricted stock, are not included in any column. In total, 4,402,226 shares are covered by unpaid awards other than options, all granted under the ECP. Of those, 4,209,092 are covered by unvested awards, and 193,134 are covered by awards that have vested but are subject to an unfulfilled mandatory deferral period. In addition, there are 293,608 fully vested deferral stock units outstanding that are the result of previously exercised options under expired plans for which the receipt of the shares was deferred by the employee.

Column C presents the total number of shares available for new awards under the ECP at December 31, 2018, assuming eventual full exercise or vesting of all shares covered by awards outstanding on that date. Of that total, no more than 6,810,413 shares are available for new awards other than options.

Of the options outstanding at December 31, 2018 (the total under column A), approximately 29% were issued directly or indirectly in connection with employee and director cash deferral elections. We received over many years a total of approximately $7.8 million in employee cash deferrals and $0.7 million in non-employee director and advisory board retainer and meeting fee deferrals related to outstanding deferral options. The opportunity to defer portions of compensation in exchange for options has not been offered to employees, directors, or advisory board members since 2004.

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

As of December 31, 2018, options covering 1,626,846 shares of our common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 20,832,606 shares had been exercised during the life of the plan. The 1997 Plan was filed most recently as Exhibit 10.2(d) in our Form 10-Q for the quarter ended June 30, 2009.

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

As of December 31, 2018, options covering 19,436 shares of our common stock were outstanding under the Advisory Board Plans, no shares remained available for future option grants, and options covering 84,073 shares had been exercised during the life of the Plans. The Advisory Board Plans were included as Exhibits 10.1(f) and 10.1(g) to our Form 10-Q for the quarter ended June 30, 2009.

Beneficial Ownership of Corporation Stock

The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of our 2019 Proxy Statement.

Change in Control Arrangements

FHN is not aware of any arrangements which may result in a change in control of FHN.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated herein by reference to the following sections of our 2019 Proxy Statement, all of which are incorporated into this Item by reference: “Independence & Categorical Standards,” “Approval, Monitoring & Ratification Procedures for Related Party Transactions,” “Transactions with Related Persons,” and “Taylor Arrangements” (within the “Director Compensation Table” section). All other references to the compensation of, and employment arrangements we have with, R. Eugene Taylor that appear in the “Director Compensation” section of our 2019 Proxy Statement similarly are incorporated into this Item by reference. Our independent directors and nominees are identified in the second paragraph of the “Independence” discussion within the “Independence & Categorical Standards” section of our 2019 Proxy Statement.

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

Information regarding fees billed to FHN by our Auditor, KPMG LLP, for the two most recent fiscal years is incorporated herein by reference to the section of our 2019 Proxy Statement captioned “Vote Item 3—Ratification of Appointment of Auditors.” No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

Financial Statements and Related Reports

Our consolidated financial statements, the notes thereto, and the reports of management and independent public accountants, as listed below, are incorporated herein by reference to the pages of our 2018 Annual Report to shareholders indicated below.

Ann. Rpt. Pg.	Statement or Report Incorporated
73	Report of Management on Internal Control over Financial Reporting
74-75	Reports of Independent Registered Public Accounting Firm
76	Consolidated Statements of Condition as of December 31, 2018 and 2017
77	Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016
78	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016
79	Consolidated Statements of Equity for the years ended December 31, 2018, 2017, and 2016
80-81	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
82-176	Notes to Consolidated Financial Statements

Financial Statement Schedules

Not applicable.

Exhibits

In the exhibit table below: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this Report or as a separate disclosure document; and the phrase “2018 named executive officers” refers to those executive officers whose 2018 compensation is described in FHN’s 2019 Proxy Statement.

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

10-K EXHIBIT TABLE

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Corporate Exhibits
3.1	Restated Charter of First Horizon National Corporation				8-K	3.1	7/25/2018
3.2	Bylaws of First Horizon National Corporation, as amended and restated effective January 29, 2019				8-K	3.1	1/29/2019

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
4.1	Deposit Agreement, dated as of January 31, 2013, by and among FHN, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of depositary receipts described therein				8-K	4.1	1/31/2013
4.2	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
	Equity-Based Award Plans
10.1(a)	Equity Compensation Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App. A	3/14/2016
10.1(b)	1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008		X		10-Q 2Q09	10.2(d)	8/6/2009
10.1(c)	[1995] Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008		X		10-Q 2Q09	10.1(d)	8/6/2009
10.1(d)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008		X		10-Q 2Q09	10.1(e)	8/6/2009
	Performance-Based Equity Award Documents
10.2(a)	Form of Grant Notice for Executive Performance Stock Units [2016]		X		10-Q 1Q16	10.1	5/6/2016
10.2(b)	Form of Grant Notice for Special Retention Stock Units [2016]		X		10-Q 1Q16	10.6	5/6/2016
10.2(c)	Form of Grant Notice for Executive Performance Stock Units [2017]		X		10-Q 1Q17	10.1	5/8/2017
10.2(d)	Form of Grant Notice for Executive Performance Stock Units [2018]		X		10-Q 1Q18	10.1	5/8/2018
	Stock Option Award Documents
10.3(a)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise		X		10-Q 2Q17	10.1	8/8/2017
10.3(b)	Form of Stock Option Grant Notice, incorporated by reference to Exhibit 10.5(e) to FHN’s 2004 Annual Report on Form 10-K		X		10-K 2004	10.5(e)	3/14/2005
10.3(c)	First Tennessee Stock Option Enhancement Program		X		10-K 2006	10.5(o)	2/28/2007
10.3(d)	Form of Executive Stock Option Grant Notice [2012]		X		10-Q 1Q12	10.4	5/8/2012
10.3(e)	Form of Executive Stock Option Grant Notice [2013]		X		10-Q 1Q13	10.2	5/8/2013
10.3(f)	Form of Grant Notice for Executive Stock Options [2014]		X		10-Q 1Q14	10.3	5/8/2014
10.3(g)	Form of Grant Notice for Executive Stock Options [2015]		X		10-Q 1Q15	10.2	5/7/2015
10.3(h)	Form of Grant Notice for Executive Stock Options [2016]		X		10-Q 1Q16	10.2	5/6/2016
10.3(i)	Form of Grant Notice for Special Retention Stock Options [2016]		X		10-Q 1Q16	10.5	5/6/2016
10.3(j)	Form of Grant Notice for Executive Stock Options [2017]		X		10-Q 1Q17	10.2	5/8/2017
10.3(k)	Form of Grant Notice for Executive Stock Options [2018]		X		10-Q 1Q18	10.2	5/8/2018

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Other Equity-Based Award Documents
10.4(a)	Form of Executive Retention Restricted Stock Grant Notice [2013]		X		10-Q 1Q13	10.5	5/8/2013
10.4(b)	Form of Grant Notice for Executive Retention Restricted Stock [2015]		X		10-Q 1Q15	10.4	5/7/2015
10.4(c)	Form of Grant Notice for Executive Restricted Stock Units [2016]		X		10-Q 1Q16	10.3	5/6/2016
10.4(d)	Form of Grant Notice for Executive Retention Restricted Stock Units [2016]		X		10-Q 1Q16	10.4	5/6/2016
10.4(e)	Form of Grant Notice for Executive Restricted Stock Units [2017]		X		10-Q 1Q17	10.3	5/8/2017
10.4(f)	Form of Grant Notice for Executive Restricted Stock Units [2018]		X		10-Q 1Q18	10.3	5/8/2018
10.4(g)	Sections of Director Policy pertaining to compensation		X		10-Q 1Q17	10.4	5/8/2017
	Management Cash Incentive Plan Documents
10.5(a)	Management Incentive Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App B	3/14/2016
10.5(b)	Portions of FTN Financial Incentive Compensation Plan (as amended and restated October 2017) applicable to the annual bonus opportunity of the President—FTN Financial under the Management Incentive Plan; this exhibit applies to that bonus opportunity pursuant to FHN’s bylaws, the charter of the Board’s Compensation Committee, and action by the Committee taken on July 18, 2006		X		10-Q 3Q17	10.2	11/7/2017
	Other Exhibits relating to Employment, Retirement, Severance, or Separation
10.6(a)	February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		8-K	10.7(a2)	2/26/2007
10.6(b)	Form of Amendment to February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a4)	11/7/2007
10.6(c)	October 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a5)	11/7/2007
10.6(d)	Form of Change in Control Severance Agreement offered to executive officers on or after November 14, 2008		X		8-K	10.2	11/24/2008
10.6(e)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008)		X		10-Q 3Q07	10.7(e)	11/7/2007
10.6(f)	Form of Amendment to Pension Restoration Plan		X		10-K 2009	10.7(d2)	2/26/2010
10.6(g)	Form of Amendment No. 3 to Pension Restoration Plan		X		10-Q 3Q11	10.2	11/8/2011
10.6(h)	Form of First Horizon National Corporation Savings Restoration Plan		X		8-K	10.1	7/17/2012
10.6(i)	Employment Agreement with R. Eugene Taylor, dated as of May 3, 2017		X		8-K	10.1	12/1/2017
	Documents Related to Other Deferral Plans and Programs
10.7(a)	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement		X		10-Q 2Q17	10.4	8/8/2017
10.7(b)	Form of Amendment to Directors and Executives Deferred Compensation Plan		X		10-Q 3Q07	10.1(a3)	11/7/2007

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.7(c)	Rate Applicable to Participating Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan		X		10-Q 3Q18	10.1	11/7/2018
10.7(d)	Schedule of Deferral Agreements [Non-Employee Directors, 1995]	X	X
10.7(e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan]		X		10-Q 3Q07	10.1(c)	11/7/2007
10.7(f)	Form of FTN Financial Deferred Compensation Plan Amended and Restated Effective January 1, 2008		X		10-Q 3Q07	10.1(j)	11/7/2007
10.7(g)	Form of Deferred Compensation Agreement used under FHN’s Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature		X		8-K	10(z)	1/3/2005
Other Exhibits related to Management or Directors
10.8(a)	Survivor Benefits Plan, as amended and restated July 18, 2006		X		10-Q 3Q06	10.8	11/8/2006
10.8 (b)	Other Compensation and Benefit Arrangements for Non-employee Directors		X		10-Q 3Q09	10.8(b)	11/5/2009
10.8(c)	Description of Long-Term Disability Program		X		10-Q 2Q17	10.2	8/8/2017
10.8(d)	Form of Indemnity Agreement with directors and executive officers [2004 form]		X		10-Q 2Q17	10.3	8/8/2017
10.8(e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers		X		8-K	10.4	4/28/2008
10.8(f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision)		X		8-K	10.5	4/28/2008
10.8(g)	List of Certain Benefits Available to Executive Officers	X	X
10.8(h)	Description of 2019 Salary Rates for 2018 Named Executive Officers	X	X
Other Exhibits
13	Pages 1 through 180 of the First Horizon National Corporation 2018 Annual Report to shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated by reference are deemed not to be “filed” with the Commission.	X
14	Code of Ethics for Senior Financial Officers				10-K 2008	14	2/26/2009
21	Subsidiaries of First Horizon National Corporation	X
23	Accountant’s Consents	X
24	Power of Attorney	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
XBRL Exhibits
101

The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL:

(i)    Consolidated Statements of Condition at December 31, 2018 and 2017

(ii)   Consolidated Statements of Income for the Years Ended December 31, 2018, 2017, and 2016

(iii)  Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016

(iv)  Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017, and 2016

(v)   Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016

(vi)  Notes to the Consolidated Financial Statements

X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 27, 2019	By:	/s/ William C. Losch III
William C. Losch III, Executive Vice
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date	Signature*	Title	Date
D. Bryan Jordan D. Bryan Jordan	President, Chief Executive Officer, Chairman of the Board, and a Director (principal executive officer)	February 27, 2019	William C. Losch III William C. Losch III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2019
Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2019	Kenneth A. Burdick Kenneth A. Burdick	Director	February 27, 2019
John C. Compton John C. Compton	Director	February 27, 2019	Wendy P. Davidson Wendy P. Davidson	Director	February 27, 2019
Mark A. Emkes Mark A. Emkes	Director	February 27, 2019	Peter N. Foss Peter N. Foss	Director	February 27, 2019
Corydon J. Gilchrist Corydon J. Gilchrist	Director	February 27, 2019	Scott M. Niswonger Scott M. Niswonger	Director	February 27, 2019
Vicki R. Palmer Vicki R. Palmer	Director	February 27, 2019	Colin V. Reed Colin V. Reed	Director	February 27, 2019
Cecelia D. Stewart Cecelia D. Stewart	Director	February 27, 2019	Rajesh Subramaniam Rajesh Subramaniam	Director	February 27, 2019
R. Eugene Taylor R. Eugene Taylor	Director	February 27, 2019	Luke Yancy III Luke Yancy III	Director	February 27, 2019

*By: /s/ Clyde A. Billings, Jr.	February 27, 2019
Clyde A. Billings, Jr.
As Attorney-in-Fact