Form 10-Q
period 2019-03-31
FIRST HORIZON NATIONAL CORP
filed 2019-05-08
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
$0.625 Par Value Common Capital Stock	FHN	New York Stock Exchange, Inc.
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A	FHN PR A	New York Stock Exchange, Inc.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2019
Common Stock, $.625 par value	315,361,125

FIRST HORIZON NATIONAL CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)	December 31
	March 31
(Dollars in thousands, except per share amounts)	2019	2018
Assets:
Cash and due from banks	$570,589	$781,291
Federal funds sold	167,602	237,591
Securities purchased under agreements to resell (Note 16)	474,679	386,443
Total cash and cash equivalents	1,212,870	1,405,325
Interest-bearing cash	1,013,254	1,277,611
Trading securities	1,681,727	1,448,168
Loans held-for-sale (a)	594,662	679,149
Securities available-for-sale (Note 3)	4,616,322	4,626,470
Securities held-to-maturity (Note 3)	10,000	10,000
Loans, net of unearned income (Note 4) (b)	27,990,048	27,535,532
Less: Allowance for loan losses (Note 5)	184,911	180,424
Total net loans	27,805,137	27,355,108
Goodwill (Note 6)	1,432,787	1,432,787
Other intangible assets, net (Note 6)	148,818	155,034
Fixed income receivables	46,782	38,861
Premises and equipment, net (March 31, 2019 and December 31, 2018 include $16.0 million and $19.6 million, respectively, classified as held-for-sale)	484,494	494,041
Other real estate owned (“OREO”) (c)	23,396	25,290
Derivative assets (Note 15)	118,128	81,475
Other assets	1,910,626	1,802,939
Total assets	$41,099,003	$40,832,258
Liabilities and equity:
Deposits:
Savings	$11,651,750	$12,064,072
Time deposits, net	4,454,622	4,105,777
Other interest-bearing deposits	8,393,468	8,371,826
Interest-bearing	24,499,840	24,541,675
Noninterest-bearing	7,963,048	8,141,317
Total deposits	32,462,888	32,682,992
Federal funds purchased	339,360	256,567
Securities sold under agreements to repurchase (Note 16)	745,788	762,592
Trading liabilities	429,669	335,380
Other short-term borrowings	140,832	114,764
Term borrowings	1,177,926	1,170,963
Fixed income payables	100,290	9,572
Derivative liabilities (Note 15)	107,123	133,713
Other liabilities	748,606	580,335
Total liabilities	36,252,482	36,046,878
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on March 31, 2019 and December 31, 2018)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 315,361,125 on March 31, 2019 and 318,573,400 on December 31, 2018)	197,101	199,108
Capital surplus	2,983,948	3,029,425
Undivided profits	1,595,568	1,542,408
Accumulated other comprehensive loss, net (Note 9)	(321,151)	(376,616)
Total First Horizon National Corporation Shareholders’ Equity	4,551,090	4,489,949
Noncontrolling interest	295,431	295,431
Total equity	4,846,521	4,785,380
Total liabilities and equity	$41,099,003	$40,832,258
See accompanying notes to consolidated condensed financial statements.

(a)	March 31, 2019 and December 31, 2018 include $8.0 million and $8.4 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)	March 31, 2019 and December 31, 2018 include $24.1 million and $28.6 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.

(c)	March 31, 2019 and December 31, 2018 include $10.1 million and $9.7 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2019	2018
Interest income:
Interest and fees on loans	$331,938	$299,493
Interest on investment securities available-for-sale	31,843	32,847
Interest on investment securities held-to-maturity	131	131
Interest on loans held-for-sale	9,877	12,144
Interest on trading securities	13,548	14,408
Interest on other earning assets	13,278	4,332
Total interest income	400,615	363,355
Interest expense:
Interest on deposits:
Savings	39,914	14,900
Time deposits	20,254	9,525
Other interest-bearing deposits	22,042	10,608
Interest on trading liabilities	2,816	5,124
Interest on short-term borrowings	6,744	10,042
Interest on term borrowings	14,337	11,983
Total interest expense	106,107	62,182
Net interest income	294,508	301,173
Provision/(provision credit) for loan losses	9,000	(1,000)
Net interest income after provision/(provision credit) for loan losses	285,508	302,173
Noninterest income:
Fixed income	53,749	45,506
Deposit transactions and cash management	31,621	35,984
Brokerage, management fees and commissions	12,633	13,483
Trust services and investment management	7,026	7,277
Bankcard income	6,015	6,445
Bank-owned life insurance ("BOLI")	4,402	3,993
Debt securities gains/(losses), net (Note 3 and Note 9)	—	52
Equity securities gains/(losses), net (Note 3)	31	34
All other income and commissions (Note 8)	25,568	23,243
Total noninterest income	141,045	136,017
Adjusted gross income after provision/(provision credit) for loan losses	426,553	438,190
Noninterest expense:
Employee compensation, incentives, and benefits	177,925	171,254
Occupancy	20,693	20,451
Computer software	15,139	15,132
Professional fees	12,299	12,272
Operations services	11,488	15,561
Equipment rentals, depreciation, and maintenance	8,829	10,018
Advertising and public relations	7,242	3,599
Communications and courier	6,453	8,232
Amortization of intangible assets	6,216	6,474
FDIC premium expense	4,273	8,614
Contract employment and outsourcing	3,371	4,053
Legal fees	2,831	2,345
Repurchase and foreclosure provision/(provision credit)	(455)	(72)
All other expense (Note 8)	19,786	35,332
Total noninterest expense	296,090	313,265
Income/(loss) before income taxes	130,463	124,925
Provision/(benefit) for income taxes	27,058	29,931
Net income/(loss)	$103,405	$94,994
Net income attributable to noncontrolling interest	2,820	2,820
Net income/(loss) attributable to controlling interest	$100,585	$92,174
Preferred stock dividends	1,550	1,550
Net income/(loss) available to common shareholders	$99,035	$90,624
Basic earnings/(loss) per share (Note 10)	$0.31	$0.28
Diluted earnings/(loss) per share (Note 10)	$0.31	$0.27
Weighted average common shares (Note 10)	317,435	326,489
Diluted average common shares (Note 10)	319,581	330,344
Cash dividends declared per common share	$0.14	$0.12
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2019	2018
Net income/(loss)	$103,405	$94,994
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	48,615	(59,543)
Net unrealized gains/(losses) on cash flow hedges	5,387	(8,793)
Net unrealized gains/(losses) on pension and other postretirement plans	1,463	1,287
Other comprehensive income/(loss)	55,465	(67,049)
Comprehensive income	158,870	27,945
Comprehensive income attributable to noncontrolling interest	2,820	2,820
Comprehensive income attributable to controlling interest	$156,050	$25,125
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$15,958	$(19,543)
Net unrealized gains/(losses) on cash flow hedges	1,768	(2,887)
Net unrealized gains/(losses) on pension and other postretirement plans	480	422
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

Three months ended March 31, 2019
(Dollars and shares in thousands, except per share data) (unaudited)	Common Shares	Total	Preferred Stock	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest
Balance, December 31, 2018	318,573	4,785,380	95,624	199,108	3,029,425	1,542,408	(376,616)	295,431
Adjustment to reflect adoption of ASU 2016-02	—	(1,011)	—	—	—	(1,011)	—	—
Beginning balance, as adjusted	318,573	4,784,369	95,624	199,108	3,029,425	1,541,397	(376,616)	295,431
Net income/(loss)	—	103,405	—	—	—	100,585	—	2,820
Other comprehensive income/(loss)	—	55,465	—	—	—	—	55,465	—
Comprehensive income/(loss)	—	158,870	—	—	—	100,585	55,465	2,820
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.14 per share)	—	(44,864)	—	—	—	(44,864)	—	—
Common stock repurchased (b)	(3,594)	(53,436)	—	(2,246)	(51,190)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	382	520	—	239	281	—	—	—
Stock-based compensation expense	—	5,432	—	—	5,432	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,820)	—	—	—	—	—	(2,820)
Balance, March 31, 2019	315,361	$4,846,521	$95,624	$197,101	$2,983,948	$1,595,568	$(321,151)	$295,431

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	Includes $51.5 million repurchased under share repurchase programs.

Three months ended March 31, 2018
(Dollars and shares in thousands, except per share data) (unaudited)	Common Shares	Total	Preferred Stock	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest
Balance, December 31, 2017	326,736	4,580,488	95,624	204,211	3,147,613	1,102,888	(265,279)	295,431
Adjustment to reflect adoption of ASU 2018-02	—	—	—	—	—	57,546	(57,546)	—
Balance, December 31, 2017, as adjusted	326,736	4,580,488	95,624	204,211	3,147,613	1,160,434	(322,825)	295,431
Adjustment to reflect adoption of ASU 2016-01 and 2017-12	—	67	—	—	—	278	(211)	—
Beginning balance, as adjusted	326,736	4,580,555	95,624	204,211	3,147,613	1,160,712	(323,036)	295,431
Net income/(loss)	—	94,994	—	—	—	92,174	—	2,820
Other comprehensive income/(loss)	—	(67,049)	—	—	—	—	(67,049)	—
Comprehensive income/(loss)	—	27,945	—	—	—	92,174	(67,049)	2,820
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.12 per share)	—	(39,681)	—	—	—	(39,681)	—	—
Common stock repurchased	(110)	(2,185)	—	(70)	(2,115)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	569	4,376	—	356	4,020	—	—	—
Acquisition equity adjustment	(1)	(18)	—	(1)	(17)	—	—	—
Stock-based compensation expense	—	5,906	—	—	5,906	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,820)	—	—	—	—	—	(2,820)
Balance, March 31, 2018	327,194	$4,572,528	$95,624	$204,496	$3,155,407	$1,211,655	$(390,085)	$295,431
See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Three months ended March 31
(Dollars in thousands) (Unaudited)	2019	2018
Operating Activities
Net income/(loss)	$103,405	$94,994
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	9,000	(1,000)
Provision/(benefit) for deferred income taxes	7,238	20,309
Depreciation and amortization of premises and equipment	11,400	11,978
Amortization of intangible assets	6,217	6,474
Net other amortization and accretion	1,257	(1,613)
Net (increase)/decrease in derivatives	(51,821)	(14,549)
Fair value adjustment on interest-only strips	1,258	(1,592)
(Gains)/losses and write-downs on OREO, net	(290)	216
Litigation and regulatory matters	—	671
Stock-based compensation expense	5,432	5,906
Equity securities (gains)/losses, net	(31)	(34)
Debt securities (gains)/losses, net	—	(52)
Net (gains)/losses on sale/disposal of fixed assets	(42)	(3,202)
(Gain)/loss on BOLI	(1,032)	—
Loans held-for-sale:
Purchases and originations	(513,788)	(574,735)
Gross proceeds from settlements and sales	135,855	152,209
(Gain)/loss due to fair value adjustments and other	19,291	3,651
Net (increase)/decrease in:
Trading securities	192,101	(9,843)
Fixed income receivables	(7,921)	(25,343)
Interest receivable	(5,970)	(2,990)
Other assets	56,984	44,468
Net increase/(decrease) in:
Trading liabilities	94,289	188,847
Fixed income payables	90,718	(42,829)
Interest payable	16,570	10,030
Other liabilities	(47,631)	(66,349)
Total adjustments	19,084	(299,372)
Net cash provided/(used) by operating activities	122,489	(204,378)
Investing Activities
Available-for-sale securities:
Sales	13,012	13,104
Maturities	157,502	152,800
Purchases	(83,512)	(159,951)
Premises and equipment:
Sales	4,080	2,619
Purchases	(6,995)	(18,020)
Proceeds from sales of OREO	3,791	10,527
Proceeds from BOLI	3,208	494
Net (increase)/decrease in:
Loans	(448,321)	418,174
Interests retained from securitizations classified as trading securities	148	241
Interest-bearing cash	264,357	876,249
Cash paid related to divestitures	—	(27,599)
Cash paid/(received) for acquisitions, net	—	(18)
Net cash provided/(used) by investing activities	(92,730)	1,268,620
Financing Activities
Common stock:
Stock options exercised	520	4,327
Cash dividends paid	(38,759)	(21,353)
Repurchase of shares (a)	(53,436)	(2,184)
Cash dividends paid - preferred stock - noncontrolling interest	(2,883)	(2,883)
Cash dividends paid - Series A preferred stock	(1,550)	(1,550)

Term borrowings:
Payments/maturities	(1,179)	(2,625)
Increases in restricted and secured term borrowings	3,120	159
Net increase/(decrease) in:
Deposits	(220,104)	228,478
Short-term borrowings	92,057	(1,285,626)
Net cash provided/(used) by financing activities	(222,214)	(1,083,257)
Net increase/(decrease) in cash and cash equivalents	(192,455)	(19,015)
Cash and cash equivalents at beginning of period	1,405,325	1,452,046
Cash and cash equivalents at end of period	$1,212,870	$1,433,031
Supplemental Disclosures
Total interest paid	$88,774	$51,418
Total taxes paid	1,008	4,066
Total taxes refunded	27,522	90
Transfer from loans to OREO	1,607	3,076
Transfer from loans HFS to trading securities	425,808	333,483
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated condensed financial statements.
(a) 2019 includes $51.5 million repurchased under share repurchase programs.

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2019 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

See Note 1– Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2018, for a discussion of FHN's key revenues.

Contract Balances. As of March 31, 2019, accounts receivable related to products and services on non-interest income were $7.9 million. For the three months ended March 31, 2019, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Condensed Statements of Condition as of March 31, 2019.

Transaction Price Allocated to Remaining Performance Obligations. For the three months ended March 31, 2019, revenue recognized from performance obligations related to prior periods was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.

Refer to Note 13– Business Segment Information for a reconciliation of disaggregated revenue by major product line and reportable segment.
Leases. At inception, all arrangements are evaluated to determine if they contain a lease, which is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Control is deemed to exist when a lessor has granted and a lessee has received both the right to obtain substantially all of the economic benefits from use of the identified asset and the right to direct the use of the identified asset throughout the period of use.
Lessee. As a lessee, FHN recognizes lease (right-of-use) assets and lease liabilities for all leasing arrangements with lease terms that are greater than one year. The lease asset and lease liability are recognized at the present value of estimated future lease payments, including estimated renewal periods, with the discount rate reflecting a fully-collateralized rate matching the estimated lease term. Renewal options are included in the estimated lease term if they are considered reasonably certain of exercise. Periods covered by termination options are included in the lease term if it is reasonably certain they will not be exercised. Additionally, prepaid or accrued lease payments, lease incentives and initial direct costs related to lease arrangements are recognized within the right-of-use asset. Each lease is classified as a financing or operating lease which depends on the relationship of the lessee’s rights to the economic value of the leased asset. For finance leases, interest on the lease liability is recognized separately from amortization of the right-of-use asset in earnings, resulting in higher expense in the earlier portion of the lease term. For operating leases, a single lease cost is calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Substantially all of FHN’s lessee arrangements are classified as operating leases. For leases with a term of 12 months or less, FHN does not to recognize lease assets and lease liabilities and expense is generally recognized on a straight-line basis over the lease term.

Note 1 – Financial Information (Continued)

Lease assumptions and classification are reassessed upon the occurrence of events that result in changes to the estimated lease term or consideration. Modifications to lease contracts are evaluated to determine 1) if a right to use an additional asset has been obtained, 2) if only the lease term and/or consideration have been revised or 3) if a full or partial termination has occurred. If an additional right-of use-asset has been obtained, the modification is treated as a separate contract and its classification is evaluated as a new lease arrangement. If only the lease term or consideration are changed, the lease liability is revalued with an offset to the lease asset and the lease classification is re-assessed. If a modification results in a full or partial termination of the lease, the lease liability is revalued through earnings along with a proportionate reduction in the value of the related lease asset and subsequent expense recognition is similar to a new lease arrangement.
Lease assets are evaluated for impairment when triggering events occur, such as a change in management intent regarding the continued occupation of the leased space. If a lease asset is impaired, it is written down to the present value of estimated future cash flows and the prospective expense recognition for that lease follows the accelerated expense recognition methodology applicable to finance leases, even if it remains classified as an operating lease.
Sublease arrangements are accounted for consistent with the lessor accounting described below. Sublease arrangements are evaluated to determine if changes to estimates for the primary lease are warranted or if the sublease terms reflect impairment of the related lease asset.
Lease assets are recognized in Other assets and lease liabilities are recognized in Other liabilities in the Consolidated Condensed Statements of Condition. Since substantially all of its leasing arrangements relate to real estate, FHN records lease expense, and any related sublease income, within Occupancy expense in the Consolidated Condensed Statements of Income.
Lessor. As a lessor, FHN also evaluates its lease arrangements to determine whether a finance lease or an operating lease exists and utilizes the rate implicit in the lease arrangement as the discount rate to calculate the present value of future cash flows. Depending upon the terms of the individual agreements, finance leases represent either sales-type or direct financing leases, both of which require de-recognition of the asset being leased with offsetting recognition of a lease receivable that is evaluated for impairment similar to loans. Currently, all of FHN’s lessor arrangements are considered operating leases.
Lease income for operating leases is recognized over the life of the lease, generally on a straight line basis. Lease incentives and initial direct costs are capitalized and amortized over the estimated life of the lease. Lease income is not significant for any reporting periods and is classified as a reduction of Occupancy expense in the Consolidated Condensed Statements of Income.

Summary of Accounting Changes. In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires a lessee to recognize in its statement of condition a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 leaves lessor accounting largely unchanged from prior standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. All other leases must be classified as financing or operating leases which depends on the relationship of the lessee’s rights to the economic value of the leased asset. For finance leases, interest on the lease liability is recognized separately from amortization of the right-of-use asset in earnings, resulting in higher expense in the earlier portion of the lease term. For operating leases, a single lease cost is calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.
In July 2018, the FASB issued ASU 2018-11, “Leases - Targeted Improvements,” which provides an election for a cumulative effect adjustment to retained earnings upon initial adoption of ASU 2016-02. Alternatively, under the initial guidance of ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest comparative period presented using a modified retrospective approach. Both adoption alternatives include a number of optional practical expedients that entities may elect to apply, which would result in continuing to account for leases that commence before the effective date in accordance with previous requirements (unless the lease is modified) except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous requirements. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from lease arrangements. ASU 2016-02 and ASU 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Upon adoption, FHN utilized the cumulative effect transition alternative provided by ASU 2018-11. FHN utilized the lease classification practical expedients and the short-term lease exemption upon adoption. FHN also has elected to determine the discount rate on leases as of the effective date and elected to use hindsight in determining lease terms as well as impairments of lease assets resulting from lease abandonments upon adoption. The table below summarizes the impact of adopting ASU 2016-02 as of January 1, 2019, for line items in the Consolidated Condensed Statements of Condition. Lease assets of approximately $185 million are included in Other Assets. Lease liabilities of

Note 1 – Financial Information (Continued)

approximately $204 million are included in Other Liabilities. The after-tax decrease in Undivided Profits reflects the recognition of deferred gains associated with prior sale-leaseback transactions, revisions to the estimated useful lives of leasehold improvements and adjustments of lease expense to reflect revised lease duration estimates.

(Dollars in thousands)	January 1, 2019

Loans, net of unearned income	$3,450
Premises and equipment, net	2,718
Other assets	183,884
Other liabilities	(191,010)
Undivided profits	1,011

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Capitalized implemented costs are required to be expensed over the term of the hosting arrangement which includes the non-cancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. ASU 2018-15 also requires application of the impairment guidance applicable to long-lived assets to the capitalized implementation costs. Amortization expense related to capitalized implementation costs must be presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and payments for capitalized implementation costs will be classified in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Capitalized implementation costs will be presented in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. Adoption may be either fully retrospective or prospective only. FHN elected early adoption of ASU 2018-15 effective January 1, 2019 using the prospective transition method and the effects of adoption were not significant.

Accounting Changes Issued but Not Currently Effective

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which makes several revisions and clarifications to the accounting for these items. The revisions related to ASU 2016-03 (Topic 326) are discussed below. ASU 2019-04 clarifies several aspects of fair hedge accounting, including the application to partial term fair value hedges. ASU 2019-04 provides an election regarding the timing for amortization of basis adjustments to hedged items in fair value hedges, indicating that amortization may, but is not required to, commence prior to the end of the hedge relationship. ASU 2019-04 also provides additional guidance related to the application of the hypothetical derivative method and first-payments-received method in cash flow hedges. Further, ASU 2019-04 indicates that remeasurement of an equity security without a readily determinable fair value when an orderly transaction is identified for an identical or similar investment of the same issuer represents a non-recurring fair value measurement and the related disclosure requirements apply to the remeasurement event. The hedging updates are effective at the beginning of the first annual reporting period after issuance with early adoption permitted. The financial instruments measurement and disclosure changes are effective for fiscal years and interim periods beginning after December 15, 2019 with early adoption permitted. FHN will early adopt these portions of ASU 2019-04 in second quarter 2019 and the effects will not be significant based on its existing accounting practices.
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which revises the measurement and recognition of credit losses for assets measured at amortized cost (e.g., held-to-maturity (“HTM”) loans and debt securities) and available-for-sale (“AFS”) debt securities. Under ASU 2016-13, for assets measured at amortized cost, the current expected credit loss (“CECL”) is measured as the difference between amortized cost and the net amount expected to be collected. This represents a departure from existing GAAP as the “incurred loss” methodology for recognizing credit losses delays recognition until it is probable a loss has been incurred. Under CECL the full amount of expected credit losses will be recognized at the time of loan origination. The measurement of current expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, current disclosures of credit quality indicators in relation to the amortized

Note 1 – Financial Information (Continued)

cost of financing receivables will be further disaggregated by year of origination. ASU 2016-13 leaves the methodology for measuring credit losses on AFS debt securities largely unchanged, with the maximum credit loss representing the difference between amortized cost and fair value. However, such credit losses will be recognized through an allowance for credit losses, which permits recovery of previously recognized credit losses if circumstances change.

ASU 2016-13 also revises the recognition of credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”). For PCD assets, the initial allowance for credit losses is added to the purchase price. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for PCD assets. Interest income for PCD assets will be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. Currently, credit losses for purchased credit-impaired assets are included in the initial basis of the assets with subsequent declines in credit resulting in expense while subsequent improvements in credit are reflected as an increase in the future yield from the assets. For non-PCD assets, expected credit losses will be recognized through earnings upon acquisition and the entire premium of discount will be accreted to interest income over the remaining life of the loan.

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

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. FHN continues to evaluate the impact of ASU 2016-13, and is not currently able to reasonably estimate the impact the adoption will have on its consolidated financial position, results of operations, or cash flows. Adoption of ASU 2016-13 is likely to lead to significant changes in accounting policies and procedures related to FHN’s ALLL, and it is possible that the impact of the adoption could be material to FHN’s consolidated financial position and results of operations. To date, the Company has completed a gap analysis, established a formal governance structure for the project, selected loss estimation methodologies for material portfolio segments, selected a software solution to serve as its CECL platform, and is engaged in model development activities. FHN intends to perform parallel calculations and analysis in the latter half of 2019.

ASU 2019-04 provides an election to either not measure or measure separately an allowance for credit losses for accrued interest receivable (“AIR"). Entities electing to not measure an allowance for AIR must write off uncollectible interest in a timely manner. Additionally, an election is provided for the write off of uncollectible interest to be recorded either as a reversal of interest income or a charge against the allowance for credit losses or a combination of both. Disclosures are required depending upon which elections are made.
ASU 2019-04 also clarifies that when loans and securities are transferred between balance sheet categories (e.g., loans from held-for-investment to held-for-sale or securities from held-to-maturity to available-for-sale) the associated allowance for credit losses should be reversed to income and prospective accounting follows the requirements for the new classification. Further, ASU 2019-04 clarifies that recoveries should be incorporated within the estimation of the allowance for credit losses. Expected recoveries should not exceed the aggregate amount of prior write offs and expected future write offs. Additionally, for collateral dependent financial assets, the allowance for credit losses that is added to the amortized cost basis should not exceed amounts previously written off.
ASU 2019-04 also makes several changes when a discounted cash flow approach is used to measure expected credit losses. ASU 2019-04 removes ASU 2016-03’s prohibition of using projections of future interest rate environments when using a discounted cash flow method to measure expected credit losses on variable-rate financial instruments. If an entity uses projections or expectations of future interest rate environments in estimating expected cash flows, the same assumptions should be used in determining the effective interest rate used to discount those expected cash flows. The effective interest rate should also be adjusted to consider the effects of expected prepayments on the timing of expected future cash flows. ASU 2019-04 provides an election to adjust the effective interest rate used in discounting expected cash flows to isolate credit risk in

Note 1 – Financial Information (Continued)

measuring the allowance for credit losses. Further, the discount rate should not be adjusted for subsequent changes in expected prepayments if a financial asset is restructured in a troubled debt restructuring.
Related to collateral-dependent financial assets, ASU 2019-04 requires inclusion of estimated costs to sell in the measurement of expected credit losses in situations where the entity intends to sell rather than operate the collateral. Additionally, the estimated costs to sell should be undiscounted when the entity intends to sell rather than operate the collateral.

Finally, ASU 2019-04 specifies that contractual renewal or extension options, except those treated as derivatives, should be included in the determination of the contractual term for a financial asset when included in the original or modified contract as of the reporting date if they are not unconditionally cancellable by the entity.

The effective date and transition requirements for these components of ASU 2019-04 are consistent with the requirements for ASU 2016-13 and FHN is incorporating these changes and revisions within its implementation efforts. Based on its current practices for the timely write off uncollectible AIR, FHN intends to not measure an allowance for credit losses for AIR and to continue recognition of related write offs as a reversal of interest income.

Note 2 – Acquisitions and Divestitures
On November 30, 2017, FHN completed its acquisition of Capital Bank Financial Corporation ("CBF") and its subsidiaries, including Capital Bank Corporation for an aggregate of 92,042,232 shares of FHN common stock and $423.6 million in cash in a transaction valued at $2.2 billion. In second quarter 2018, FHN canceled 2,373,220 common shares which had been issued but set aside for certain shareholders of CBF who have commenced a dissenters' appraisal process resulting in a reduction in equity consideration and an increase in cash consideration of $46.0 million. The final appraisal or resolution amount, as applicable, may differ from current estimates. CBF operated 178 branches in North and South Carolina, Tennessee, Florida and Virginia at the time of closing. In relation to the acquisition, FHN acquired approximately $9.9 billion in assets, including approximately $7.3 billion in loans and $1.2 billion in AFS securities, and assumed approximately $8.1 billion of CBF deposits. FHN recorded goodwill of approximately $1.2 billion, representing the excess of acquisition consideration over the estimated fair value of net assets acquired.
On March 23, 2018, FHN divested two branches, including approximately $30 million of deposits and $2 million of loans. The branches, both in Greeneville, Tennessee, were divested in connection with First Horizon's agreement with the U.S. Department of Justice and commitments to the Board of Governors of the Federal Reserve System, which were entered into in connection with a customary review of FHN's merger with CBF.

In second quarter 2018, FHN sold approximately $120 million UPB of its subprime auto loans. These loans, originally acquired as part of the CBF acquisition, did not fit within FHN's risk profile. Based on the sales price, a measurement period adjustment to the acquisition-date fair value of the subprime auto loans was recorded in second quarter 2018. A measurement period adjustment was made in fourth quarter 2018 for other consumer loans acquired from CBF based on pricing information received from potential buyers.

See Note 2- Acquisitions and Divestitures in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2018, for additional information about the CBF acquisition and other acquisitions.
Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.
Total merger and integration expense recognized for the three months ended March 31, 2019 and 2018 are presented in the table below:

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Professional fees (a)	$1,867	$5,633
Employee compensation, incentives and benefits (b)	1,517	5,237
Contract employment and outsourcing (c)	—	1,399
Miscellaneous expense (d)	1,187	2,064
All other expense (e)	1,089	17,041
Total	$5,660	$31,374
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
In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate. In April 2019, FHN sold Superior Financial Services, Inc., a subsidiary acquired as part of the CBF acquisition. The sale will result in the removal of approximately $25 million UPB of subprime consumer loans from Loans held-for-sale on FHN's Consolidated Condensed Statements of Condition.

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(1)	$99
Government agency issued mortgage-backed securities (“MBS”)	2,398,177	8,992	(21,360)	2,385,809
Government agency issued collateralized mortgage obligations (“CMO”)	1,958,529	2,020	(28,765)	1,931,784
Other U.S. government agencies	189,067	1,761	—	190,828
Corporates and other debt	55,266	302	(384)	55,184
States and municipalities	38,028	1,395	—	39,423
	$4,639,167	$14,470	$(50,510)	4,603,127
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				13,195
Total securities available-for-sale (b)				$4,616,322
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(111)	$9,889
Total securities held-to-maturity	$10,000	$—	$(111)	$9,889

(a)	SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value for additional information.

(b)	Includes $3.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(2)	$98
Government agency issued MBS	2,473,687	4,819	(58,400)	2,420,106
Government agency issued CMO	2,006,488	888	(48,681)	1,958,695
Other U.S. government agencies	149,050	809	(73)	$149,786
Corporates and other debt	55,383	388	(461)	55,310
State and municipalities	32,473	314	(214)	32,573
	$4,717,181	$7,218	$(107,831)	4,616,568
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				9,902
Total securities available-for-sale (b)				$4,626,470
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(157)	$9,843
Total securities held-to-maturity	$10,000	$—	$(157)	$9,843

(a)	SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.

(b)	Includes $3.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity debt securities portfolios on March 31, 2019 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$15,060	$14,998
After 1 year; within 5 years	—	—	229,373	231,160
After 5 years; within 10 years	10,000	9,889	755	3,825
After 10 years	—	—	37,273	48,746
Subtotal	10,000	9,889	282,461	298,729
Government agency issued MBS and CMO (a)	—	—	4,356,706	4,317,593
Total	$10,000	$9,889	$4,639,167	$4,616,322

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Gross gains on sales of securities	$—	$52
Gross (losses) on sales of securities	—	—
Net gain/(loss) on sales of securities (a)	$—	$52

(a)	Cash proceeds for the three months ended March 31, 2018 were not material.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$99	$(1)	$99	$(1)
Government agency issued MBS	1,542	(13)	1,948,718	(21,347)	1,950,260	(21,360)
Government agency issued CMO	863	—	1,699,529	(28,765)	1,700,392	(28,765)
Corporates and other debt	—	—	40,065	(384)	40,065	(384)
Total temporarily impaired securities	$2,405	$(13)	$3,688,411	$(50,497)	$3,690,816	$(50,510)

Note 3 – Investment Securities (Continued)

	As of December 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$98	$(2)	$98	$(2)
Government agency issued MBS	597,008	(12,335)	1,537,106	(46,065)	2,134,114	(58,400)
Government agency issued CMO	290,863	(2,860)	1,560,420	(45,821)	1,851,283	(48,681)
Other U.S. government agencies	29,776	(73)	—	—	$29,776	$(73)
Corporates and other debt	25,114	(344)	15,008	(117)	40,122	(461)
States and municipalities	17,292	(214)	—	—	17,292	(214)
Total temporarily impaired securities	$960,053	$(15,826)	$3,112,632	$(92,005)	$4,072,685	$(107,831)
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
The carrying amount of equity investments without a readily determinable fair value was $22.2 million and $21.3 million at March 31, 2019 and December 31, 2018, respectively. The year-to-date 2019 and 2018 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $3.4 million and $.3 million were recognized in the three months ended March 31, 2019 and 2018, respectively, for equity investments with readily determinable fair values.

Note 4 – Loans
The following table provides the balance of loans, net of unearned income, by portfolio segment as of March 31, 2019 and December 31, 2018:

	March 31	December 31
(Dollars in thousands)	2019	2018
Commercial:
Commercial, financial, and industrial	$17,176,112	$16,514,328
Commercial real estate	3,946,943	4,030,870
Consumer:
Consumer real estate (a)	6,151,503	6,249,516
Permanent mortgage	209,260	222,448
Credit card & other	506,230	518,370
Loans, net of unearned income	$27,990,048	$27,535,532
Allowance for loan losses	184,911	180,424
Total net loans	$27,805,137	$27,355,108

(a)
Balances as of March 31, 2019 and December 31, 2018, include $15.0 million and $16.2 million of restricted real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.

COMPONENTS OF THE LOAN PORTFOLIO
The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate ("CRE"). Commercial classes within C&I include general C&I, loans to mortgage companies, the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance-related businesses) portfolio and purchased credit-impaired (“PCI”) loans. Loans to mortgage companies include commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within CRE include income CRE, residential CRE and PCI loans. Consumer loan portfolio segments include consumer real estate, permanent mortgage, and the credit card and other portfolio. Consumer classes include home equity lines of credit (“HELOCs”), real estate (“R/E”) installment and PCI loans within the consumer real estate segment, permanent mortgage (which is both a segment and a class), and credit card and other.
Concentrations
FHN has a concentration of residential real estate loans (23 percent of total loans), the majority of which is in the consumer real estate segment (22 percent of total loans). Loans to finance and insurance companies total $2.6 billion (15 percent of the C&I portfolio, or 9 percent of the total loans). FHN had loans to mortgage companies totaling $2.3 billion (13 percent of the C&I segment, or 8 percent of total loans) as of March 31, 2019. As a result, 28 percent of the C&I segment is sensitive to impacts on the financial services industry.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Balance, beginning of period	$13,375	$15,623
Accretion	(1,673)	(2,137)
Adjustment for payoffs	(462)	(612)
Adjustment for charge-offs	(176)	(551)
Increase/(decrease) in accretable yield (a)	2,718	3,178
Other	—	(178)
Balance, end of period	$13,782	$15,323

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing and amounts of the cash flows.
At March 31, 2019, the ALLL related to PCI loans was $3.4 million compared to $4.0 million at December 31, 2018. A loan loss provision credit related to PCI loans of $.4 million was recognized during the three months ended March 31, 2019, compared to a loan loss provision expense of $.8 million during the three months ended March 31, 2018.
The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$34,619	$38,575	$38,873	$44,259
Commercial real estate	8,402	9,301	15,197	17,232
Consumer real estate	28,723	32,464	30,723	34,820
Credit card and other	1,127	1,377	1,627	1,879
Total	$72,871	$81,717	$86,420	$98,190

Note 4 – Loans (Continued)

Impaired Loans
The following tables provide information at March 31, 2019 and December 31, 2018, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPS valuation allowance have been excluded.

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$68,629	$71,101	$—	$42,902	$45,387	$—
Income CRE	1,522	1,522	—	1,589	1,589	—
Total	$70,151	$72,623	$—	$44,491	$46,976	$—
Consumer:
HELOC (a)	$6,548	$13,869	$—	$8,645	$16,648	$—
R/E installment loans (a)	5,910	6,693	—	4,314	4,796	—
Permanent mortgage (a)	3,449	5,851	—	3,601	6,003	—
Total	$15,907	$26,413	$—	$16,560	$27,447	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$11,786	$11,786	$2,512	$2,802	$2,802	$149
TRUPS	2,838	3,700	925	2,888	3,700	925
Income CRE	357	357	—	377	377	—
Total	$14,981	$15,843	$3,437	$6,067	$6,879	$1,074
Consumer:
HELOC	$63,546	$66,801	$8,378	$66,482	$69,610	$11,241
R/E installment loans	43,949	44,898	6,464	38,993	39,851	6,743
Permanent mortgage	65,930	76,289	9,081	67,245	78,010	9,419
Credit card & other	684	684	446	695	695	337
Total	$174,109	$188,672	$24,369	$173,415	$188,166	$27,740
Total commercial	$85,132	$88,466	$3,437	$50,558	$53,855	$1,074
Total consumer	$190,016	$215,085	$24,369	$189,975	$215,613	$27,740
Total impaired loans	$275,148	$303,551	$27,806	$240,533	$269,468	$28,814

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	Three Months Ended March 31
	2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$55,765	$180	$15,954	$175
Income CRE	1,556	13	791	12
Residential CRE	—	—	248	—
Total	$57,321	$193	$16,993	$187
Consumer:
HELOC (a)	$7,597	$—	$9,257	$—
R/E installment loans (a)	5,112	—	3,914	—
Permanent mortgage (a)	3,525	—	5,217	—
Total	$16,234	$—	$18,388	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$7,294	$—	$22,891	$—
TRUPS	2,863	—	3,047	—
Income CRE	367	4	806	—
Residential CRE	—	—	398	—
Total	$10,524	$4	$27,142	$—
Consumer:
HELOC	$65,013	$522	$71,654	$577
R/E installment loans	41,471	270	42,110	267
Permanent mortgage	66,588	552	77,725	578
Credit card & other	690	5	648	3
Total	$173,762	$1,349	$192,137	$1,425
Total commercial	$67,845	$197	$44,135	$187
Total consumer	$189,996	$1,349	$210,525	$1,425
Total impaired loans	$257,841	$1,546	$254,660	$1,612

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.
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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$635,273	$—	$—	$11,997	$—	$647,270	3%	$100
2	849,658	—	—	2,144	26	851,828	4	267
3	720,323	689,936	3,314	291,517	179	1,705,269	8	338
4	1,201,020	478,359	32,498	513,082	112	2,225,071	11	806
5	1,904,650	347,923	96,052	855,280	20,311	3,224,216	15	10,033
6	1,992,100	400,889	33,815	636,472	44,286	3,107,562	15	9,700
7	2,794,923	94,626	11,446	544,211	30,322	3,475,528	17	18,677
8	1,344,591	172,050	—	280,323	24,944	1,821,908	9	20,047
9	1,460,633	104,832	45,117	377,027	17,672	2,005,281	9	16,042
10	492,043	12,579	18,536	73,040	3,924	600,122	3	8,739
11	395,393	—	—	63,318	2,112	460,823	2	10,353
12	289,203	146	—	48,454	5,586	343,389	2	6,172
13	223,362	—	5,786	51,615	238	281,001	1	9,652
14,15,16	204,958	—	—	37,703	832	243,493	1	21,591
Collectively evaluated for impairment	14,508,130	2,301,340	246,564	3,786,183	150,544	20,992,761	100	132,517
Individually evaluated for impairment	80,415	—	2,838	1,879	—	85,132	—	3,437
Purchased credit-impaired loans	36,825	—	—	6,043	2,294	45,162	—	2,141
Total commercial loans	$14,625,370	$2,301,340	$249,402	$3,794,105	$152,838	$21,123,055	100%	$138,095

Note 4 – Loans (Continued)

	December 31, 2018
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$610,177	$—	$—	$12,586	$—	$622,763	3%	$100
2	835,776	—	—	1,688	29	837,493	4	274
3	782,362	716,971	—	289,594	147	1,789,074	9	315
4	1,223,092	394,862	43,220	563,243	—	2,224,417	11	686
5	1,920,034	277,814	77,751	798,509	14,150	3,088,258	15	8,919
6	1,722,136	365,341	45,609	657,628	33,759	2,824,473	14	8,141
7	2,690,784	96,603	11,446	538,909	26,135	3,363,877	16	16,906
8	1,337,113	53,224	—	265,901	20,320	1,676,558	8	18,545
9	1,472,852	96,292	45,117	455,184	29,849	2,099,294	10	15,454
10	490,795	13,260	18,536	60,803	3,911	587,305	3	8,675
11	311,967	—	—	66,986	788	379,741	2	7,973
12	244,867	9,379	—	82,574	5,717	342,537	2	6,972
13	285,987	—	5,786	55,408	251	347,432	2	10,094
14,15,16	224,853	—	—	28,835	837	254,525	1	23,307
Collectively evaluated for impairment	14,152,795	2,023,746	247,465	3,877,848	135,893	20,437,747	100	126,361
Individually evaluated for impairment	45,704	—	2,888	1,966	—	50,558	—	1,074
Purchased credit-impaired loans	41,730	—	—	12,730	2,433	56,893	—	2,823
Total commercial loans	$14,240,229	$2,023,746	$250,353	$3,892,544	$138,326	$20,545,198	100%	$130,258

(a)	Balances as of March 31, 2019 and December 31, 2018, presented net of a $20.2 million valuation allowance.
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
The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	61.0%	72.2%	52.0%	61.4%	71.3%	51.8%
FICO score 720-739	8.8	8.3	8.3	8.5	8.8	7.6
FICO score 700-719	7.8	6.9	9.9	7.6	7.0	10.6
FICO score 660-699	10.9	7.2	14.8	10.9	7.6	14.7
FICO score 620-659	5.0	2.7	7.0	5.1	2.8	6.5
FICO score less than 620 (a)	6.5	2.7	8.0	6.5	2.5	8.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans
The following table reflects accruing and non-accruing loans by class on March 31, 2019:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$14,508,455	$7,741	$191	$14,516,387	$61,711	$147	$10,300	$72,158	$14,588,545
Loans to mortgage companies	2,301,340	—	—	2,301,340	—	—	—	—	2,301,340
TRUPS (a)	246,564	—	—	246,564	—	—	2,838	2,838	249,402
Purchased credit-impaired loans	33,056	2,210	1,559	36,825	—	—	—	—	36,825
Total commercial (C&I)	17,089,415	9,951	1,750	17,101,116	61,711	147	13,138	74,996	17,176,112
Commercial real estate:
Income CRE	3,785,127	292	—	3,785,419	—	45	2,598	2,643	3,788,062
Residential CRE	150,300	238	—	150,538	—	6	—	6	150,544
Purchased credit-impaired loans	7,448	818	71	8,337	—	—	—	—	8,337
Total commercial real estate	3,942,875	1,348	71	3,944,294	—	51	2,598	2,649	3,946,943
Consumer real estate:
HELOC	1,380,487	9,735	7,321	1,397,543	48,772	4,223	8,370	61,365	1,458,908
R/E installment loans	4,623,499	10,037	7,982	4,641,518	15,151	2,685	3,395	21,231	4,662,749
Purchased credit-impaired loans	24,480	1,628	3,738	29,846	—	—	—	—	29,846
Total consumer real estate	6,028,466	21,400	19,041	6,068,907	63,923	6,908	11,765	82,596	6,151,503
Permanent mortgage	184,237	1,494	2,579	188,310	11,874	95	8,981	20,950	209,260
Credit card & other:
Credit card	193,754	992	969	195,715	—	—	—	—	195,715
Other	305,267	3,067	473	308,807	155	67	211	433	309,240
Purchased credit-impaired loans	717	325	233	1,275	—	—	—	—	1,275
Total credit card & other	499,738	4,384	1,675	505,797	155	67	211	433	506,230
Total loans, net of unearned income	$27,744,731	$38,577	$25,116	$27,808,424	$137,663	$7,268	$36,693	$181,624	$27,990,048

(a) TRUPS is presented net of the valuation allowance of $20.2 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2018:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$14,153,275	$8,234	$102	$14,161,611	$26,325	$5,537	$5,026	$36,888	$14,198,499
Loans to mortgage companies	2,023,746	—	—	2,023,746	—	—	—	—	2,023,746
TRUPS (a)	247,465	—	—	247,465	—	—	2,888	2,888	250,353
Purchased credit-impaired loans	39,433	624	1,673	41,730	—	—	—	—	41,730
Total commercial (C&I)	16,463,919	8,858	1,775	16,474,552	26,325	5,537	7,914	39,776	16,514,328
Commercial real estate:
Income CRE	3,876,229	626	—	3,876,855	30	—	2,929	2,959	3,879,814
Residential CRE	135,861	—	—	135,861	32	—	—	32	135,893
Purchased credit-impaired loans	13,308	103	1,752	15,163	—	—	—	—	15,163
Total commercial real estate	4,025,398	729	1,752	4,027,879	62	—	2,929	2,991	4,030,870
Consumer real estate:
HELOC	1,443,651	11,653	10,129	1,465,433	49,009	3,314	8,781	61,104	1,526,537
R/E installment loans	4,652,658	10,470	6,497	4,669,625	15,146	1,924	4,474	21,544	4,691,169
Purchased credit-impaired loans	24,096	2,094	5,620	31,810	—	—	—	—	31,810
Total consumer real estate	6,120,405	24,217	22,246	6,166,868	64,155	5,238	13,255	82,648	6,249,516
Permanent mortgage	193,591	2,585	4,562	200,738	11,227	996	9,487	21,710	222,448
Credit card & other:
Credit card	188,009	2,133	1,203	191,345	—	—	—	—	191,345
Other	320,551	3,570	526	324,647	110	60	454	624	325,271
Purchased credit-impaired loans	746	611	397	1,754	—	—	—	—	1,754
Total credit card & other	509,306	6,314	2,126	517,746	110	60	454	624	518,370
Total loans, net of unearned income	$27,312,619	$42,703	$32,461	$27,387,783	$101,879	$11,831	$34,039	$147,749	$27,535,532
Certain previously reported amounts have been reclassified to agree with current presentation.
 (a) TRUPS is presented net of the valuation allowance of $20.2 million.

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
On March 31, 2019 and December 31, 2018, FHN had $241.6 million and $228.2 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $24.4 million, or 10 percent as of March 31, 2019, and $27.7 million, or 12 percent as of December 31, 2018. Additionally, $55.4 million and $57.8 million of loans held-for-sale as of March 31, 2019 and December 31, 2018, respectively, were classified as TDRs.

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the three months ended March 31, 2019 and 2018:

	March 31, 2019			March 31, 2018
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	2	$13,895	$13,820	5	$1,504	$1,214
Total commercial (C&I)	2	13,895	13,820	5	1,504	1,214
Consumer real estate:
HELOC	19	2,104	2,084	30	2,760	2,733
R/E installment loans	44	5,977	5,934	5	611	612
Total consumer real estate	63	8,081	8,018	35	3,371	3,345
Permanent mortgage	3	1,448	1,479	1	275	273
Credit card & other	15	74	71	41	210	197
Total troubled debt restructurings	83	$23,498	$23,388	82	$5,360	$5,029

The following tables present TDRs which re-defaulted during the three months ended March 31, 2019 and 2018, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	March 31, 2019		March 31, 2018
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Consumer real estate:
HELOC	1	33	2	69
Total consumer real estate	1	33	2	69
Permanent mortgage	—	—	1	112
Credit card & other	8	18	14	81
Total troubled debt restructurings	9	$51	17	$262

Note 5 – Allowance for Loan Losses
The ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer loans, both determined in accordance with ASC 450-20-50. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics and are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends). The current economic conditions and trends, performance of the housing market, unemployment levels, labor participation rate, regulatory guidance, and both positive and negative portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly. The ALLL also includes reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans. See Note 1 – Summary of Significant Accounting Policies and Note 5 - Allowance for Loan Losses in the Notes to Consolidated Financial Statements on FHN’s Form 10-K for the year ended December 31, 2018, for additional information about the policies and methodologies used in the aforementioned components of the ALLL.

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of January 1, 2019	$98,947	$31,311	$26,439	$11,000	$12,727	$180,424
Charge-offs	(3,101)	(434)	(2,800)	(4)	(4,188)	(10,527)
Recoveries	829	57	3,453	588	1,087	6,014
Provision/(provision credit) for loan losses	7,038	3,448	(3,019)	(1,503)	3,036	9,000
Balance as of March 31, 2019	103,713	34,382	24,073	10,081	12,662	184,911
Allowance - individually evaluated for impairment	3,437	—	14,842	9,081	446	27,806
Allowance - collectively evaluated for impairment	98,135	34,382	8,108	1,000	12,067	153,692
Allowance - purchased credit-impaired loans	2,141	—	1,123	—	149	3,413
Loans, net of unearned as of March 31, 2019:
Individually evaluated for impairment	83,253	1,879	119,953	69,379	684	275,148
Collectively evaluated for impairment	17,056,034	3,936,727	6,001,704	139,881	504,271	27,638,617
Purchased credit-impaired loans	36,825	8,337	29,846	—	1,275	76,283
Total loans, net of unearned income	$17,176,112	$3,946,943	$6,151,503	$209,260	$506,230	$27,990,048
Balance as of January 1, 2018	$98,211	$28,427	$39,823	$13,113	$9,981	$189,555
Charge-offs	(2,075)	(44)	(1,911)	(160)	(4,293)	(8,483)
Recoveries	1,519	6	4,383	65	1,149	7,122
Provision/(provision credit) for loan losses	2,583	668	(7,094)	(34)	2,877	(1,000)
Balance as of March 31, 2018	100,238	29,057	35,201	12,984	9,714	187,194
Allowance - individually evaluated for impairment	4,555	—	23,049	11,311	359	39,274
Allowance - collectively evaluated for impairment	93,603	28,869	11,877	1,673	9,343	145,365
Allowance - purchased credit-impaired loans	2,080	188	275	—	12	2,555
Loans, net of unearned as of March 31, 2018:
Individually evaluated for impairment	40,758	2,077	124,975	81,090	702	249,602
Collectively evaluated for impairment	15,705,895	4,201,220	6,194,449	189,631	556,189	26,847,384
Purchased credit-impaired loans	81,655	31,138	36,095	—	3,919	152,807
Total loans, net of unearned income	$15,828,308	$4,234,435	$6,355,519	$270,721	$560,810	$27,249,793
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 6 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$157,150	$(32,955)	$124,195	$157,150	$(28,150)	$129,000
Customer relationships	77,865	(56,744)	21,121	77,865	(55,597)	22,268
Other (a)	5,622	(2,120)	3,502	5,622	(1,856)	3,766
Total	$240,637	$(91,819)	$148,818	$240,637	$(85,603)	$155,034

(a)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $6.2 million and $6.5 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2019	$18,625
2020	21,159
2021	19,547
2022	17,412
2023	16,117
2024	14,679
Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2012, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of March 31, 2019 and December 31, 2018. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2017	$1,243,885	$142,968	$1,386,853
Additions (a)	11,648	—	11,648
March 31, 2018	$1,255,533	$142,968	$1,398,501

December 31, 2018	$1,289,819	$142,968	$1,432,787
Additions	—	—	—
March 31, 2019	$1,289,819	$142,968	$1,432,787
(a) See Note 2 - Acquisitions and Divestitures for further details regarding goodwill related to acquisitions.

Note 7 – Leases

FHN has operating, financing, and short-term leases for branch locations, corporate offices and certain equipment. Substantially all of these leases are classified as operating leases.

The following table provides a detail of the classification of FHN's right-of-use ("ROU") assets and lease liabilities included in the Consolidated Condensed Statement of Conditions.

(Dollars in thousands)		March 31, 2019
Lease Right-of-Use Assets:	Classification
Operating lease right-of use assets	Other assets	$179,028
Finance lease right-of use assets	Other assets	682
Total Lease Right-of Use Assets		$179,710

Lease Liabilities:
Operating lease liabilities	Other liabilities	$198,091
Finance lease liabilities	Other liabilities	1,344
Total Lease Liabilities		$199,435

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of March 31, 2019.

Weighted Average Remaining Lease Terms
Operating leases	12.38 years
Finance leases	7.17 years
Weighted Average Discount Rate
Operating leases	3.48%
Finance leases	9.96%

Note 7 – Leases (Continued)

The following table provides a detail of the components of lease expense and other lease information for the three months ended March 31, 2019:

(Dollars in thousands)	Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$6,183
Finance lease cost:
Amortization of right-of-use assets	24
Interest on lease liabilities	33
Short-term lease cost	45
Sublease income	(95)
Total lease cost	$6,190

Other information
(Gain)/loss on right-of-use asset impairment-Operating leases	$817

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,302
Operating cash flows from finance leases	33
Financing cash flows from finance leases	31

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	2,442
Finance leases	—

The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of March 31, 2019:

(Dollars in thousands)	March 31, 2019
Remainder of 2019	$18,489
2020	23,911
2021	21,630
2022	20,535
2023	19,627
2024 and after	143,048
Total future minimum lease payments	247,240
Less lease liability interest	(47,805)
Present value of net future minimum lease payments	$199,435

FHN had aggregate undiscounted contractual obligations totaling $22.1 million for lease arrangements that have not commenced. Payments under these arrangements are expected to occur from 2019 through 2032.

Note 7 – Leases (Continued)

Minimum future lease payments for noncancelable operating leases, primarily on premises, on December 31, 2018 are shown below.

(Dollars in thousands)	December 31, 2018
2019	$27,524
2020	24,722
2021	20,954
2022	16,518
2023	13,174
2024 and after	42,370
Total minimum lease payments	$145,262

Note 8 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
All other income and commissions:
Deferred compensation (a)	$5,474	$451
Other service charges	3,869	4,123
ATM and interchange fees	3,241	3,267
Dividend income	2,313	2,249
Mortgage banking	1,886	2,546
Letter of credit fees	1,368	1,249
Electronic banking fees	1,271	1,204
Insurance commissions	624	757
Gain/(loss) on extinguishment of debt	(1)	—
Other	5,523	7,397
Total	$25,568	$23,243
All other expense:
Travel and entertainment	$2,712	$2,983
Other insurance and taxes	2,694	2,665
Supplies	1,804	1,836
Customer relations	1,599	1,063
Employee training and dues	1,457	1,779
Miscellaneous loan costs	1,027	1,142
Tax credit investments	675	1,137
Non-service components of net periodic pension and post-retirement cost	432	504
Litigation and regulatory matters	13	2,134
OREO	(366)	108
Other	7,739	19,981
Total	$19,786	$35,332
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Amounts are driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense.

Note 9 – Components of Other Comprehensive Income/(loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three months ended March 31, 2019 and 2018:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2019	$(75,736)	$(12,112)	$(288,768)	$(376,616)
Net unrealized gains/(losses)	48,615	3,936	—	52,551
Amounts reclassified from AOCI	—	1,451	1,463	2,914
Other comprehensive income/(loss)	48,615	5,387	1,463	55,465
Balance as of March 31, 2019	$(27,121)	$(6,725)	$(287,305)	$(321,151)

Balance as of January 1, 2018	$(26,834)	$(7,764)	$(288,227)	$(322,825)
Adjustment to reflect adoption of ASU 2016-01 and ASU 2017-12	(5)	(206)	—	(211)
Beginning balance, as adjusted	$(26,839)	$(7,970)	$(288,227)	$(323,036)
Net unrealized gains/(losses)	(59,504)	(8,638)	—	(68,142)
Amounts reclassified from AOCI	(39)	(155)	1,287	1,093
Other comprehensive income/(loss)	(59,543)	(8,793)	1,287	(67,049)
Balance as of March 31, 2018	$(86,382)	$(16,763)	$(286,940)	$(390,085)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended March 31
Details about AOCI	2019	2018	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$—	$(52)	Debt securities gains/(losses), net
Tax expense/(benefit)	—	13	Provision/(benefit) for income taxes
	—	(39)
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	1,927	(206)	Interest and fees on loans
Tax expense/(benefit)	(476)	51	Provision/(benefit) for income taxes
	1,451	(155)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	1,943	1,709	All other expense
Tax expense/(benefit)	(480)	(422)	Provision/(benefit) for income taxes
	1,463	1,287
Total reclassification from AOCI	$2,914	$1,093

Note 10 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended March 31
(Dollars and shares in thousands, except per share data)	2019	2018
Net income/(loss)	$103,405	$94,994
Net income attributable to noncontrolling interest	2,820	2,820
Net income/(loss) attributable to controlling interest	100,585	92,174
Preferred stock dividends	1,550	1,550
Net income/(loss) available to common shareholders	$99,035	$90,624

Weighted average common shares outstanding—basic	317,435	326,489
Effect of dilutive securities	2,146	3,855
Weighted average common shares outstanding—diluted	319,581	330,344

Net income/(loss) per share available to common shareholders	$0.31	$0.28
Diluted income/(loss) per share available to common shareholders	$0.31	$0.27
The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended March 31
(Shares in thousands)	2019	2018
Stock options excluded from the calculation of diluted EPS	2,613	2,410
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$21.77	$24.83
Other equity awards excluded from the calculation of diluted EPS	1,922	307

Note 11 – Contingencies and Other Disclosures
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2019, the aggregate amount of liabilities established for all such loss contingency matters was $32.9 million. These liabilities are separate from those discussed under the heading “Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2019, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to approximately $20 million.
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

Table of Headers

Note 11 – Contingencies and Other Disclosures (Continued)

Material Matters
FHN is defending a suit claiming material deficiencies in the offering documents under which certificates relating to First Horizon branded proprietary securitizations were sold under FHN's former (pre-2009) mortgage business: Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiff in that suit claims to have purchased (and later sold) certificates totaling $83.4 million, relating to a number of separate securitizations. Plaintiff demands damages and prejudgment interest, among several remedies sought. The current liability and RPL estimates for this matter are subject to significant uncertainties regarding: the dollar amounts claimed; the potential remedies that might be available or awarded; the outcome of settlement discussions; the availability of significantly dispositive defenses; and the incomplete status of the discovery process.
Other Former Mortgage Business Exposures
FHN has received indemnity claims from underwriters and others related to lawsuits as to which investors or others claimed to have purchased certificates in FHN proprietary securitizations but as to which FHN was not named a defendant. For most pending indemnity claims involving proprietary securitizations, FHN is unable to estimate an RPL range due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the incomplete status of the discovery process; the lack of a precise statement of damages; inability to identify specific loans and/or breaches that are the source of the claim; lack of specific grounds to trigger FHN's indemnity obligation; and lack of precedent claims. The alleged purchase prices of the certificates subject to pending indemnification claims, excluding the FDIC-Colonial Bank matter mentioned above, total $231.2 million.
FHN is contending with indemnification claims related to "other whole loans sold," which were mortgage loans originated by FHN before 2009 and sold outside of an FHN securitization. These claims generally assert that FHN-originated loans contributed to claimant’s losses in connection with settlements that claimant paid to various third parties in connection with mortgage loans securitized by claimant. The claims generally do not include specific deficiencies for specific loans sold by FHN. Instead, the claims generally assert that FHN is liable for a share of the claimant's loss estimated by assessing the totality of the other whole loans sold by FHN to claimant in relation to the totality of the larger number of loans securitized by claimant. FHN is unable to estimate an RPL range for these matters due to significant uncertainties regarding: the number of, and the facts underlying, the loan originations which claimants assert are indemnifiable; the applicability of FHN’s contractual indemnity covenants to those facts and originations; and, in those cases where an indemnity claim may be supported, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.

FHN also has indemnification claims related to servicing obligations. The most significant is from Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” Nationstar was the purchaser of FHN’s mortgage servicing obligations and assets in 2013 and 2014 and, starting in 2011, was FHN’s subservicer. Nationstar asserts several categories of indemnity obligations in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar’s claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN’s contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
FHN has additional potential exposures related to its former mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere subpoenas or other requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in settlements, and some might eventually result in adverse litigation outcomes, but none are included in the material loss contingency liabilities mentioned above or in the RPL range mentioned above.
Mortgage Loan Repurchase and Foreclosure Liability
The repurchase and foreclosure liability is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. FHN

Table of Headers

Note 11 – Contingencies and Other Disclosures (Continued)

compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $31.9 million and $32.3 million as of March 31, 2019 and December 31, 2018, respectively, including a smaller amount related to equity-lending junior lien loan sales. A $12.6 million settlement payment was made in second quarter 2019 that will reduce the accrual. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
OTHER DISCLOSURES
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

Note 12 – Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made an insignificant contribution to the qualified pension plan in 2018. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2019.
FHN assumed two additional qualified plans in conjunction with the CBF acquisition. Both legacy CBF plans are frozen. As of December 31, 2018, the aggregate benefit obligation for the plans was $17.1 million and aggregate plan assets were $16.5 million. Benefit payments, expense and actuarial gains/losses related to these plans were insignificant for first quarter 2019 and 2018. Additional funding amounts to these plans are dependent upon the potential settlement of the plans. Due to the insignificant financial statement impact, these two plans are not included in the disclosures that follow.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5.8 million for 2018. FHN anticipates making benefit payments under the non-qualified plans of $5.2 million in 2019.
Savings plan. FHN provides all qualifying full-time employees with the opportunity to participate in FHN's tax qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, FHN provides a 100 percent match for the first 6 percent of salary deferred, with company matching contributions invested according to a participant’s current investment election. Through a non-qualified savings restoration plan, FHN provides a restorative benefit to certain highly-compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.
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
Service cost is included in Employee compensation, incentives, and benefits in the Consolidated Condensed Statements of Income. All other components of net periodic benefit cost are included in All other expense. The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$8	$10	$24	$33
Interest cost	7,575	6,986	351	327
Expected return on plan assets	(9,173)	(8,225)	(269)	(269)
Amortization of unrecognized:
Actuarial (gain)/loss	2,435	2,956	(117)	(91)
Net periodic benefit cost/(credit)	$845	$1,727	$(11)	$—

Note 13 – Business Segment Information
FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in Tennessee, North Carolina, South Carolina, Florida and other selected markets. Regional banking also provides investments, wealth management, financial planning, trust services and asset management, mortgage banking, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, gain/(loss) on extinguishment of debt, acquisition-and integration-related costs and various charges related to restructuring, repositioning, and efficiency efforts. The non-strategic segment consists of run-off consumer lending activities, legacy (pre-2009) mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.
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

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Consolidated
Net interest income	$294,508	$301,173
Provision/(provision credit) for loan losses	9,000	(1,000)
Noninterest income	141,045	136,017
Noninterest expense	296,090	313,265
Income/(loss) before income taxes	130,463	124,925
Provision/(benefit) for income taxes	27,058	29,931
Net income/(loss)	$103,405	$94,994
Average assets	$40,883,192	$40,350,724

Note 13 – Business Segment Information (Continued)

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Regional Banking
Net interest income	$287,157	$293,194
Provision/(provision credit) for loan losses	13,958	4,458
Noninterest income	72,117	79,963
Noninterest expense	199,959	201,749
Income/(loss) before income taxes	145,357	166,950
Provision/(benefit) for income taxes	33,693	39,340
Net income/(loss)	$111,664	$127,610
Average assets	$28,889,492	$28,171,416
Fixed Income
Net interest income	$7,322	$8,475
Noninterest income	53,807	45,605
Noninterest expense	51,227	49,931
Income/(loss) before income taxes	9,902	4,149
Provision/(benefit) for income taxes	2,283	896
Net income/(loss)	$7,619	$3,253
Average assets	$2,849,939	$3,479,425
Corporate
Net interest income/(expense)	$(7,853)	$(16,184)
Noninterest income	13,352	9,316
Noninterest expense	40,351	53,329
Income/(loss) before income taxes	(34,852)	(60,197)
Provision/(benefit) for income taxes	(11,403)	(13,771)
Net income/(loss)	$(23,449)	$(46,426)
Average assets	$8,050,162	$7,115,661
Non-Strategic
Net interest income	$7,882	$15,688
Provision/(provision credit) for loan losses	(4,958)	(5,458)
Noninterest income	1,769	1,133
Noninterest expense	4,553	8,256
Income/(loss) before income taxes	10,056	14,023
Provision/(benefit) for income taxes	2,485	3,466
Net income/(loss)	$7,571	$10,557
Average assets	$1,093,599	$1,584,222
Certain previously reported amounts have been reclassified to agree with current presentation.

Note 13 – Business Segment Information (Continued)

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$17	$53,732	$—	$—	$53,749
Deposit transactions and cash management	30,005	3	1,563	50	31,621
Brokerage, management fees and commissions	12,629	—	—	4	12,633
Trust services and investment management	7,056	—	(30)	—	7,026
Bankcard income	6,102	—	62	(149)	6,015
BOLI (b)	—	—	4,402	—	4,402
Debt securities gains/(losses), net (b)	—	—	—	—	—
Equity securities gains/(losses), net (b)	—	—	31	—	31
All other income and commissions (c)	16,308	72	7,324	1,864	25,568
Total noninterest income	$72,117	$53,807	$13,352	$1,769	$141,045

(a)	Includes $7.3 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

	Three months ended March 31, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Noninterest income:
Fixed income (a)	$81	$45,425	$—	$—	$45,506
Deposit transactions and cash management	34,722	3	1,209	50	35,984
Brokerage, management fees and commissions	13,483	—	—	—	13,483
Trust services and investment management	7,292	—	(15)	—	7,277
Bankcard income	6,279	—	56	110	6,445
BOLI (b)	—	—	3,993	—	3,993
Debt securities gains/(losses), net (b)	—	—	52	—	52
Equity securities gains/(losses), net (b)	—	—	34	—	34
All other income and commissions (c) (d)	18,106	177	3,987	973	23,243
Total noninterest income	$79,963	$45,605	$9,316	$1,133	$136,017
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes $8.2 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

(d)	Corporate includes a $3.3 million gain on the sale of a building.

Note 14 – Variable Interest Entities
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

Note 14 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	14,990	N/A	16,213	N/A
Less: Allowance for loan losses	—	N/A	—	N/A
Total net loans	14,990	N/A	16,213	N/A
Other assets	34	$83,941	35	$78,446
Total assets	$15,024	$83,941	$16,248	$78,446
Liabilities:
Term borrowings	$1,802	N/A	$2,981	N/A
Other liabilities	—	$64,069	—	$56,700
Total liabilities	$1,802	$64,069	$2,981	$56,700
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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were $.5 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three months ended March 31, 2019, and 2018 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$3,998	$2,356
Low income housing tax credits	(3,629)	(2,537)
Other tax benefits related to qualifying LIHTC investments	(1,610)	(690)

Note 14 – Variable Interest Entities (Continued)

Other Tax Credit Investments. First Tennessee New Markets Corporation (“FTNMC”), a wholly-owned subsidiary of FTBNA, makes equity investments through wholly-owned subsidiaries as a non-managing member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of FTNMC’s investment in a NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs as FTNMC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTNMC could absorb losses that are significant to the NMTC LLCs as it has a risk of loss for its initial capital contributions, the managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond FTNMC’s initial capital contributions. A NMTC relationship was resolved in fourth quarter 2018 resulting in a $15.3 million decline in the investment balance and the related debt.
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

Note 14 – Variable Interest Entities (Continued)

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

Sale Leaseback Transaction. FTB has entered into an agreement with a single asset leasing entity for the sale and leaseback of an office building. In conjunction with this transaction, FTB loaned funds to a related party of the buyer that were used for the purchase price of the building. FTB also entered into a construction loan agreement with the single asset entity for renovation of the building. Since this transaction did not qualify as a sale prior to 2019, it was accounted for using the deposit method which created a net asset or liability for all cash flows between FTB and the buyer. Upon adoption of ASU 2016-02 the transaction qualified as a seller-financed sale-leaseback. The buyer-lessor in this transaction meets the definition of a VIE as it does not have sufficient equity at risk since FTB is providing the funding for the purchase and renovation. A related party of the buyer-lessor has the power to direct the activities that most significantly impact the operations and could potentially receive benefits or absorb losses that are significant to the transactions, making it the primary beneficiary. Therefore, FTB does not consolidate the leasing entity.

Proprietary Trust Preferred Issuances. In conjunction with the acquisition of CBF, FHN acquired junior subordinated debt totaling $212.4 million underlying multiple issuances of trust preferred debt by institutions previously acquired by CBF. All of these trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. FHN retired $45.4 million of this debt and the related trust preferred securities in third and fourth quarter 2018.

Note 14 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2019:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$152,048	$79,691	(a)
Other tax credit investments (b) (c)	8,961	—	Other assets
Small issuer trust preferred holdings (d)	269,635	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	37,121	77,053	(e)
Proprietary residential mortgage securitizations	1,397	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,905,088	—	(f)
Commercial loan troubled debt restructurings (g)	51,893	—	Loans, net of unearned income
Sale-leaseback transaction	19,777	—	(h)
Proprietary trust preferred issuances (i)	—	167,014	Term borrowings

(a)
Maximum loss exposure represents $72.4 million of current investments and $79.7 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2021.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $2.7 million was funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $77.1 million classified as Term borrowings.

(f)	Includes $.6 billion classified as Trading securities and $4.3 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $51.6 million of current receivables and $.3 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(h)	Maximum loss exposure represents the current loan balance plus additional funding commitments.

(i)	No exposure to loss due to nature of FHN's involvement.
The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2018:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$156,056	$80,427	(a)
Other tax credit investments (b) (c)	3,619	—	Other assets
Small issuer trust preferred holdings (d)	270,585	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	37,532	76,642	(e)
Proprietary residential mortgage securitizations	1,524	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,842,630	—	(f)
Commercial loan troubled debt restructurings (g)	40,590	—	Loans, net of unearned income
Sale-leaseback transaction	16,327	—	(h)
Proprietary trust preferred issuances (i)	—	167,014	Term borrowings

(a)
Maximum loss exposure represents $75.6 million of current investments and $80.4 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2020.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $2.7 million was funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $76.6 million classified as Term borrowings.

(f)	Includes $.5 billion classified as Trading securities and $4.4 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $38.2 million of current receivables and $2.3 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. In 2017 and 2018, the central clearinghouses revised the treatment of daily margin posted or received from collateral to legal settlements of the related derivative contracts which resulted in a reduction in derivative assets and liabilities and corresponding reductions in collateral posted and received as these amounts are now presented net by contract in the Consolidated Condensed Statements of Condition. These changes had no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2019 and December 31, 2018, respectively, FHN had $79.6 million and $76.0 million of cash receivables and $33.2 million and $34.0 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled

Note 15 – Derivatives (Continued)

through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $44.5 million and $38.0 million for the three months ended March 31, 2019 and 2018, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Fixed income noninterest income on the Consolidated Condensed Statements of Income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,279,361	$30,632	$14,245
Offsetting upstream interest rate contracts	2,279,361	5,056	4,834
Option contracts purchased	72,500	103	—
Forwards and futures purchased	7,983,000	31,733	4,404
Forwards and futures sold	8,373,739	5,243	32,284

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,271,448	$18,744	$27,768
Offsetting upstream interest rate contracts	2,271,448	4,014	9,041
Option contracts purchased	20,000	25	—
Forwards and futures purchased	4,684,177	28,304	181
Forwards and futures sold	4,967,454	522	30,055
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

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$2,122,743	$37,754	$14,260
Offsetting upstream interest rate contracts	2,122,743	7,232	6,731
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	N/A	$448
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(10,828)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(1,891)
Total carrying value	N/A	N/A	$887,281

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$2,029,162	$20,262	$25,880
Offsetting upstream interest rate contracts	2,029,162	8,154	9,153
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$127	$6
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(15,094)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(2,295)
Total carrying value	N/A	N/A	$882,611

Note 15 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$29,112	$(24,724)
Offsetting upstream interest rate contracts (a)	(29,112)	24,724
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$4,279	$(6,595)
Hedged Items:
Term borrowings (a) (c)	(4,266)	6,550

(a)	Gains/losses included in All other expense within the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the Interest expense.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	N/A	$891
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$888	$5
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

Note 15 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps (a)	$7,218	$(11,618)
Gain/(loss) recognized in Other comprehensive income/(loss)	3,936	(8,844)
Gain/(loss) reclassified from AOCI into Interest income	1,451	(155)

(a)	Approximately $5.0 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.
Other Derivatives
In conjunction with the sales of a portion of its Visa Class B shares in 2010 and 2011, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN is also required to make periodic financing payments to the purchasers until all of Visa's covered litigation matters are resolved. In third quarter 2018, FHN sold the remainder of its Visa Class B shares, entering into a similar derivative arrangement with the counterparty. All of these derivatives extend until the end of Visa’s Covered Litigation matters. In September 2018, Visa reached a preliminary settlement for one class of plaintiffs in its Payment Card Interchange matter which has received court approval. This settlement contains opt out provisions for individual plaintiffs as well as a termination option if opt outs exceed a specified threshold. Settlement has not been reached with the second class of plaintiffs in this matter and other covered litigation matters are also pending judicial resolution. Accordingly, the value and timing for completion of Visa’s Covered Litigation matters are uncertain.

The derivative transaction executed in third quarter 2018 includes a contingent accelerated termination clause based on the credit ratings of FHN and FTBNA. FHN has not received or paid collateral related to this contract. As of March 31, 2019 and December 31, 2018, the derivative liabilities associated with the sales of Visa Class B shares were $29.0 million and $31.5 million, respectively. See Note 17 - Fair Value of Assets & Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2019 and December 31, 2018, these loans were valued at $15.2 million and $11.0 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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

Note 15 – Derivatives (Continued)

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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $27.2 million of assets and $16.4 million of liabilities on March 31, 2019, and $20.7 million of assets and $37.8 million of liabilities on December 31, 2018. As of March 31, 2019 and December 31, 2018, FHN had received collateral of $86.3 million and $86.6 million and posted collateral of $18.6 million and $16.2 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $27.2 million of assets and $10.9 million of liabilities on March 31, 2019, and $19.0 million of assets and $33.2 million of liabilities on December 31, 2018. As of March 31, 2019 and December 31, 2018, FHN had received collateral of $86.3 million and $84.5 million and posted collateral of $13.5 million and $15.2 million, respectively, in the normal course of business related to these contracts.
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

Note 15 – Derivatives (Continued)

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of March 31, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
March 31, 2019 (b)	$81,003	$—	$81,003	$(12,081)	$(68,887)	$35
December 31, 2018 (b)	52,562	—	52,562	(12,745)	(39,637)	180

(a)
Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of March 31, 2019 and December 31, 2018, $37.1 million and $28.9 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of March 31, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2019 (b)	$41,409	$—	$41,409	$(12,081)	$(28,679)	$649
December 31, 2018 (b)	71,853	—	71,853	(12,745)	(54,773)	4,335

(a)
Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of March 31, 2019 and December 31, 2018, $65.7 million and $61.9 million, respectively, of derivative liabilities (primarily Visa-related derivatives and fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions
For repurchase, reverse repurchase and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (Securities purchased under agreements to resell and Securities sold under agreements to repurchase), transactions are collateralized by securities and/or government guaranteed loans which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (Securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Condensed Statements of Condition. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.
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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of March 31, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
March 31, 2019	$474,679	$—	$474,679	$(1,276)	$(469,450)	$3,953
December 31, 2018	386,443	—	386,443	(261)	(382,756)	3,426
The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of March 31, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2019	$745,788	$—	$745,788	$(1,276)	$(744,427)	$85
December 31, 2018	762,592	—	762,592	(261)	(762,322)	9

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$24,108	$—	$24,108
Government agency issued MBS	366,837	9,140	375,977
Government agency issued CMO	36,137	—	36,137
Government guaranteed loans (SBA and USDA)	309,566	—	309,566
Total Securities sold under agreements to repurchase	$736,648	$9,140	$745,788

	December 31, 2018
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$16,321	$—	$16,321
Government agency issued MBS	414,488	5,220	419,708
Government agency issued CMO	36,688	—	36,688
Government guaranteed loans (SBA and USDA)	289,875	—	289,875
Total Securities sold under agreements to repurchase	$757,372	$5,220	$762,592

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$232,019	$—	$232,019
Government agency issued MBS	—	292,020	—	292,020
Government agency issued CMO	—	295,476	—	295,476
Other U.S. government agencies	—	78,958	—	78,958
States and municipalities	—	81,513	—	81,513
Corporate and other debt	—	696,680	—	696,680
Equity, mutual funds, and other	—	3,664	—	3,664
Total trading securities—fixed income	—	1,680,330	—	$1,680,330
Trading securities—mortgage banking	—	—	1,397	1,397
Loans held-for-sale (elected fair value)	—	—	15,751	15,751
Securities available-for-sale:
U.S. treasuries	—	99	—	99
Government agency issued MBS	—	2,385,809	—	2,385,809
Government agency issued CMO	—	1,931,784	—	1,931,784
Other U.S. government agencies	—	190,828	—	190,828
States and municipalities	—	39,423	—	39,423
Corporate and other debt	—	55,184	—	55,184
Interest-Only Strip (elected fair value)	—	—	13,195	13,195
Total securities available-for-sale	—	4,603,127	13,195	4,616,322
Other assets:
Deferred compensation mutual funds	41,097	—	—	41,097
Equity, mutual funds, and other	22,326	—	—	22,326
Derivatives, forwards and futures	36,976	—	—	36,976
Derivatives, interest rate contracts	—	80,777	—	80,777
Derivatives, other	—	375	—	375
Total other assets	100,399	81,152	—	181,551
Total assets	$100,399	$6,364,609	$30,343	$6,495,351
Trading liabilities—fixed income:
U.S. treasuries	$—	$284,394	$—	$284,394
Other U.S.government agencies	—	16,817	—	16,817
Corporate and other debt	—	128,458	—	128,458
Total trading liabilities—fixed income	—	429,669	—	429,669
Other liabilities:
Derivatives, forwards and futures	36,688	—	—	36,688
Derivatives, interest rate contracts	—	41,409	—	41,409
Derivatives, other	—	56	28,970	29,026
Total other liabilities	36,688	41,465	28,970	107,123
Total liabilities	$36,688	$471,134	$28,970	$536,792

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$169,799	$—	$169,799
Government agency issued MBS	—	133,373	—	133,373
Government agency issued CMO	—	330,456	—	330,456
Other U.S. government agencies	—	76,733	—	76,733
States and municipalities	—	54,234	—	54,234
Corporate and other debt	—	682,068	—	682,068
Equity, mutual funds, and other	—	(19)	—	(19)
Total trading securities—fixed income	—	1,446,644	—	1,446,644
Trading securities—mortgage banking	—	—	1,524	1,524
Loans held-for-sale (elected fair value)	—	—	16,273	16,273
Securities available-for-sale:
U.S. treasuries	—	98	—	98
Government agency issued MBS	—	2,420,106	—	2,420,106
Government agency issued CMO	—	1,958,695	—	1,958,695
Other U.S. government agencies	—	149,786	—	149,786
States and municipalities	—	32,573	—	32,573
Corporate and other debt	—	55,310	—	55,310
Interest-Only Strip (elected fair value)	—	—	9,902	9,902
Total securities available-for-sale	—	4,616,568	9,902	4,626,470
Other assets:
Deferred compensation mutual funds	37,771	—	—	37,771
Equity, mutual funds, and other	22,248	—	—	22,248
Derivatives, forwards and futures	28,826	—	—	28,826
Derivatives, interest rate contracts	—	52,214	—	52,214
Derivatives, other	—	435	—	435
Total other assets	88,845	52,649	—	141,494
Total assets	$88,845	$6,115,861	$27,699	$6,232,405
Trading liabilities—fixed income:
U.S. treasuries	$—	$207,739	$—	$207,739
Other U.S.government agencies	—	98	—	98
Corporate and other debt	—	127,543	—	127,543
Total trading liabilities—fixed income	—	335,380	—	335,380
Other liabilities:
Derivatives, forwards and futures	30,236	—	—	30,236
Derivatives, interest rate contracts	—	71,853	—	71,853
Derivatives, other	—	84	31,540	31,624
Total other liabilities	30,236	71,937	31,540	133,713
Total liabilities	$30,236	$407,317	$31,540	$469,093

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2019 and 2018, on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2019
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2019	$1,524		$9,902		$16,273		$(31,540)
Total net gains/(losses) included in:
Net income	21		(1,258)		495		135
Purchases	—		86		—		—
Sales	—		(13,012)		—		—
Settlements	(148)		—		(1,017)		2,435
Net transfers into/(out of) Level 3	—		17,477	(b)	—		—
Balance on March 31, 2019	$1,397		$13,195		$15,751		$(28,970)
Net unrealized gains/(losses) included in net income	$(30)	(a)	$(894)	(c)	$495	(a)	$135	(d)

	Three Months Ended March 31, 2018
(Dollars in thousands)	Trading securities		Interest-only-strips-AFS		Loans held-for-sale		Net derivative liabilities
January 1, 2018	$2,151		$1,270		$18,926		$(5,645)
Total net gains/(losses) included in:
Net income	16		1,592		169		(296)
Purchases	—		—		28		—
Sales	—		(9,193)		—		—
Settlements	(241)		—		(789)		296
Net transfers into/(out of) Level 3	—		9,064	(b)	—		—
Balance on March 31, 2018	$1,926		$2,733		$18,334		$(5,645)
Net unrealized gains/(losses) included in net income	$(25)	(a)	$19	(c)	$169	(a)	$(296)	(d)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS Level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Included in Other expense.
There were no net unrealized gains/(losses) for Level 3 assets and liabilities included in other comprehensive income as of March 31, 2019 and 2018.
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at March 31, 2019, and December 31, 2018, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

Note 17 – Fair Value of Assets & Liabilities (Continued)

	Carrying value at March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—other consumer	$—	$18,137	$—	$18,137
Loans held-for-sale—SBAs and USDA	—	494,445	1,006	495,451
Loans held-for-sale—first mortgages	—	—	519	519
Loans, net of unearned income (a)	—	—	59,657	59,657
OREO (b)	—	—	20,676	20,676
Other assets (c)	—	—	13,962	13,962

	Carrying value at December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—other consumer	$—	$18,712	$—	$18,712
Loans held-for-sale—SBAs and USDA	—	577,280	1,011	578,291
Loans held-for-sale—first mortgages	—	—	541	541
Loans, net of unearned income (a)	—	—	48,259	48,259
OREO (b)	—	—	22,387	22,387
Other assets (c)	—	—	8,845	8,845

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.
For assets measured on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2019 and 2018:

	Net gains/(losses) Three Months Ended March 31
(Dollars in thousands)	2019	2018
Loans held-for-sale—other consumer	$(200)	$—
Loans held-for-sale—SBAs and USDA	(683)	(206)
Loans held-for-sale—first mortgages	15	5
Loans, net of unearned income (a)	200	502
OREO (b)	35	(1,160)
Other assets (c)	(675)	(1,137)
	$(1,308)	$(1,996)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

In first quarter of 2019, FHN recognized $.8 million of impairments for lease assets and $.5 million of impairments for long-lived tangible assets related to restructuring, repositioning, and efficiency efforts within the Corporate segment. In fourth, third, and second quarters of 2018, FHN recognized $1.9 million, $.7 million, and $1.3 million, respectively, of impairments of long-lived assets in its Corporate segment primarily related to optimization efforts for its facilities. In fourth and third quarter 2018 $.5 million and $1.0 million, respectively, of impairment charges previously recognized in 2017 in the Corporate segment were reversed based on the disposition price for the applicable location.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)
				Values Utilized
Level 3 Class	Fair Value at March 31, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available-for-sale- securities SBA-interest only strips	$13,195	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	15%- 16%	15%
Loans held-for-sale - residential real estate	16,270	Discounted cash flow	Prepayment speeds - First mortgage	2% - 10%	3%
			Prepayment speeds - HELOC	5% - 12%	7.5%
			Foreclosure losses	50% - 66%	64%
			Loss severity trends - First mortgage	3% - 25% of UPB	17%
			Loss severity trends - HELOC	50% - 100% of UPB	50%
Loans held-for-sale- unguaranteed interest in SBA loans	1,006	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	9%	9%
Derivative liabilities, other	28,970	Discounted cash flow	Visa covered litigation resolution amount	$5.0 billion - $5.8 billion	$5.6 billion
			Probability of resolution scenarios	15% - 25%	22%
			Time until resolution	18 - 48 months	33 months
Loans, net of unearned income (a)	59,657	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	20,676	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	13,962	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

NM - Not meaningful.

(a)
Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

(d)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

Note 17 – Fair Value of Assets & Liabilities (Continued)

(Dollars in thousands)
				Values Utilized
Level 3 Class	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available-for-sale- securities SBA-interest only strips	$9,902	Discounted cash flow	Constant prepayment rate	11% - 12%	11%
			Bond equivalent yield	14% - 15%	14%
Loans held-for-sale - residential real estate	16,815	Discounted cash flow	Prepayment speeds - First mortgage	2% - 10%	3%
			Prepayment speeds - HELOC	5% - 12%	7.5%
			Foreclosure losses	50% - 66%	63%
			Loss severity trends - First mortgage	2% - 25% of UPB	17%
			Loss severity trends - HELOC	50% - 100% of UPB	50%
Loans held-for-sale- unguaranteed interest in SBA loans	1,011	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	9%	9%
Derivative liabilities, other	31,540	Discounted cash flow	Visa covered litigation resolution amount	$5.0 billion - $5.8 billion	$5.6 billion
			Probability of resolution scenarios	10% - 25%	23%
			Time until resolution	18 - 48 months	36 months
Loans, net of unearned income (a)	48,259	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	22,387	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	8,845	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

NM - Not meaningful.

(a)
Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

(d)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

	March 31, 2019
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$15,751	$22,568	$(6,817)
Nonaccrual loans	4,382	7,761	(3,379)
Loans 90 days or more past due and still accruing	—	—	—
	December 31, 2018
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$16,273	$23,567	$(7,294)
Nonaccrual loans	4,536	8,128	(3,592)
Loans 90 days or more past due and still accruing	171	281	(110)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$495	$169
For the three months ended March 31, 2019, and 2018, the amounts for residential real estate loans held-for-sale included gains of $.3 million in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.
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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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
Non-mortgage consumer loans held-for-sale are valued using committed bids for specific loans or loan portfolios or current market pricing for similar assets with adjustments for differences in credit standing (delinquency, historical default rates for similar loans), yield, collateral values and prepayment rates. If pricing for similar assets is not available, a discounted cash flow methodology is utilized, which incorporates all of these factors into an estimate of investor required yield for the discount rate.
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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of March 31, 2019 and December 31, 2018, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the Non-Strategic segment and TRUPS loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of March 31, 2019:

	March 31, 2019
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$17,072,399	$—	$—	$17,166,407	$17,166,407
Commercial real estate	3,912,561	—	—	3,916,819	3,916,819
Consumer:
Consumer real estate	6,127,430	—	—	6,112,800	6,112,800
Permanent mortgage	199,179	—	—	210,387	210,387
Credit card & other	493,568	—	—	495,130	495,130
Total loans, net of unearned income and allowance for loan losses	27,805,137	—	—	27,901,543	27,901,543
Short-term financial assets:
Interest-bearing cash	1,013,254	1,013,254	—	—	1,013,254
Federal funds sold	167,602	—	167,602	—	167,602
Securities purchased under agreements to resell	474,679	—	474,679	—	474,679
Total short-term financial assets	1,655,535	1,013,254	642,281	—	1,655,535
Trading securities (a)	1,681,727	—	1,680,330	1,397	1,681,727
Loans held-for-sale
Mortgage loans (elected fair value) (a)	15,751	—	—	15,751	15,751
USDA & SBA loans- LOCOM	495,451	—	499,307	1,015	500,322
Other consumer loans- LOCOM	24,238	—	6,101	18,137	24,238
Mortgage loans- LOCOM	59,222	—	—	59,222	59,222
Total loans held-for-sale	594,662	—	505,408	94,125	599,533
Securities available-for-sale (a)	4,616,322	—	4,603,127	13,195	4,616,322
Securities held-to-maturity	10,000	—	—	9,889	9,889
Derivative assets (a)	118,128	36,976	81,152	—	118,128
Other assets:
Tax credit investments	164,509	—	—	161,355	161,355
Deferred compensation mutual funds	41,097	41,097	—	—	41,097
Equity, mutual funds, and other (b)	216,684	22,326	—	194,358	216,684
Total other assets	422,290	63,423	—	355,713	419,136
Total assets	$36,903,801	$1,113,653	$7,512,298	$28,375,862	$37,001,813
Liabilities:
Defined maturity deposits	$4,454,622	$—	$4,454,687	$—	$4,454,687
Trading liabilities (a)	429,669	—	429,669	—	429,669
Short-term financial liabilities:
Federal funds purchased	339,360	—	339,360	—	339,360
Securities sold under agreements to repurchase	745,788	—	745,788	—	745,788
Other short-term borrowings	140,832	—	140,832	—	140,832
Total short-term financial liabilities	1,225,980	—	1,225,980	—	1,225,980
Term borrowings:
Real estate investment trust-preferred	46,185	—	—	47,000	47,000
Term borrowings—new market tax credit investment	2,699	—	—	2,678	2,678
Secured borrowings	21,119	—	—	21,119	21,119
Junior subordinated debentures	143,589	—	—	138,947	138,947
Other long term borrowings	964,334	—	967,047	—	967,047
Total term borrowings	1,177,926	—	967,047	209,744	1,176,791
Derivative liabilities (a)	107,123	36,688	41,465	28,970	107,123
Total liabilities	$7,395,320	$36,688	$7,118,848	$238,714	$7,394,250

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $63.7 million and FRB stock of $130.7 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Statements of Condition as of December 31, 2018:

	December 31, 2018
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$16,415,381	$—	$—	$16,438,272	$16,438,272
Commercial real estate	3,999,559	—	—	3,997,736	3,997,736
Consumer:
Consumer real estate	6,223,077	—	—	6,194,066	6,194,066
Permanent mortgage	211,448	—	—	227,254	227,254
Credit card & other	505,643	—	—	507,001	507,001
Total loans, net of unearned income and allowance for loan losses	27,355,108	—	—	27,364,329	27,364,329
Short-term financial assets:
Interest-bearing cash	1,277,611	1,277,611	—	—	1,277,611
Federal funds sold	237,591	—	237,591	—	237,591
Securities purchased under agreements to resell	386,443	—	386,443	—	386,443
Total short-term financial assets	1,901,645	1,277,611	624,034	—	1,901,645
Trading securities (a)	1,448,168	—	1,446,644	1,524	1,448,168
Loans held-for-sale
Mortgage loans (elected fair value) (a)	16,273	—	—	16,273	16,273
USDA & SBA loans- LOCOM	578,291	—	582,476	1,015	583,491
Other consumer loans- LOCOM	25,134	—	6,422	18,712	25,134
Mortgage loans- LOCOM	59,451	—	—	59,451	59,451
Total loans held-for-sale	679,149	—	588,898	95,451	684,349
Securities available-for-sale (a)	4,626,470	—	4,616,568	9,902	4,626,470
Securities held-to-maturity	10,000	—	—	9,843	9,843
Derivative assets (a)	81,475	28,826	52,649	—	81,475
Other assets:
Tax credit investments	163,300	—	—	159,452	159,452
Deferred compensation assets	37,771	37,771	—	—	37,771
Equity, mutual funds, and other (b)	240,780	22,248	—	218,532	240,780
Total other assets	441,851	60,019	—	377,984	438,003
Total assets	$36,543,866	$1,366,456	$7,328,793	$27,859,033	$36,554,282
Liabilities:
Deposits:
Defined maturity	$4,105,777	$—	$4,082,822	$—	$4,082,822
Trading liabilities (a)	335,380	—	335,380	—	335,380
Short-term financial liabilities:
Federal funds purchased	256,567	—	256,567	—	256,567
Securities sold under agreements to repurchase	762,592	—	762,592	—	762,592
Other short-term borrowings	114,764	—	114,764	—	114,764
Total short-term financial liabilities	1,133,923	—	1,133,923	—	1,133,923
Term borrowings:
Real estate investment trust-preferred	46,168	—	—	47,000	47,000
Term borrowings—new market tax credit investment	2,699	—	—	2,664	2,664
Secured Borrowings	19,588	—	—	19,588	19,588
Junior subordinated debentures	143,255	—	—	134,266	134,266
Other long term borrowings	959,253	—	960,483	—	960,483
Total term borrowings	1,170,963	—	960,483	203,518	1,164,001
Derivative liabilities (a)	133,713	30,236	71,937	31,540	133,713
Total liabilities	$6,879,756	$30,236	$6,584,545	$235,058	$6,849,839

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $130.7 million.

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2019 and December 31, 2018:

	Contractual Amount		Fair Value
(Dollars in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Unfunded Commitments:
Loan commitments	$11,000,220	$10,884,975	$2,735	$2,551
Standby and other commitments	404,249	446,958	5,052	5,043

Note 18 – Restructuring, Repositioning, and Efficiency

In first quarter 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. Restructuring, repositioning, and efficiency charges related to these corporate-driven actions were $12.2 million in first quarter 2019 and are included in the corporate segment. Significant expenses recognized in the quarter resulted from the following actions:

•
Severance and other employee costs of $6.5 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives and benefits within noninterest expense.

•	Expense of $4.3 million largely related to the identification of efficiency opportunities within the organization which is reflected in Professional fees.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows.

Total expense recognized for the three months ended March 31, 2019 is presented in the table below:

Dollars in thousands	Total Expense
Employee compensation, incentives and benefits	$6,505
Professional fees	4,295
Occupancy	817
Other (a)	535
Total restructuring and repositioning charges	$12,152

(a)	Primarily relates to costs associated with asset impairments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864. FHN's sole class of common stock, $.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN.
FHN is the parent company of First Tennessee Bank National Association ("FTBNA"). FTBNA's principal divisions and subsidiaries operate under the brands of First Tennessee Bank, Capital Bank, FTB Advisors, and FTN Financial. FHN offers regional banking, wealth management and capital market services through the First Horizon family of companies. First Tennessee Bank, Capital Bank, and FTB Advisors provide consumer and commercial banking and wealth management services. FTN Financial ("FTNF"), which operates partly through a division of FTBNA and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. FTBNA has approximately 300 banking offices in eight southeastern U.S. states, and FTNF has 29 offices in 18 states across the U.S.
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

•
Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, gain/(loss) on extinguishment of debt, acquisition- and integration-related costs and various charges related to restructuring, repositioning, and efficiency efforts.

•
Non-strategic segment consists of run-off consumer lending activities, legacy (pre-2009) mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

On March 23, 2018, FHN divested two branches, including approximately $30 million of deposits and $2 million of loans. The branches, both in Greeneville, Tennessee, were divested in connection with First Horizon's agreement with the U.S. Department of Justice and commitments to the Board of Governors of the Federal Reserve System, which were entered into in connection with a customary review of FHN's merger with Capital Bank Financial Corporation ("CBF").

In second quarter 2018, FHN sold approximately $120 million UPB of its subprime auto loans. These loans, originally acquired as part of the CBF acquisition, did not fit within FHN's risk profile.
In April 2019, FHN sold Superior Financial Services, Inc., a subsidiary acquired as part of the CBF acquisition. The sale will result in the removal of approximately $25 million UPB of subprime consumer loans from Loans held-for-sale on FHN's Consolidated Condensed Statements of Condition.
In relation to all acquisitions, FHN's operating results include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Refer to Note 2 – Acquisitions and Divestitures in this report and in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.
For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2018 financial statements, notes, and MD&A is provided in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018.
ADOPTION OF ACCOUNTING UPDATES
Effective January 1, 2019, FHN adopted the provisions of ASU 2016-02 "Leases" and related ASUs on a prospective basis which resulted in the recognition of approximately $185 million of lease assets and approximately $204 million of lease liabilities. See Note 1– Financial Information for additional information.
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
FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information but instead pertain to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.
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
FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March 31, 2019, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY
In first quarter 2019, FHN reported net income available to common shareholders of $99.0 million, or $.31 per diluted share, compared to net income available to common of $90.6 million, or $.27 per diluted share in first quarter 2018. Results improved in first quarter 2019 relative to the prior year driven by a decrease in noninterest expense and higher fee income, somewhat offset by an increase in loan loss provision expense and lower net interest income ("NII").
Total revenue was $435.6 million in first quarter 2019 compared to $437.2 million in first quarter 2018. NII decreased to $294.5 million in first quarter 2019 from $301.2 million in first quarter 2018. The decline in NII was primarily attributable to lower loan accretion and higher deposits rates, somewhat mitigated by balance sheet growth. Noninterest income increased 4 percent, or $5.0 million in first quarter 2019 due in large part to an increase in fixed income sales revenue and higher deferred compensation income as a result of equity market valuations. Fee income was negatively impacted by lower deposit transactions and cash management income in first quarter 2019 relative to the prior year.
Noninterest expense decreased 5 percent to $296.1 million in first quarter 2019 from $313.3 million in first quarter 2018. Expenses decreased in first quarter 2019 largely driven by lower acquisition- and integration- related expenses relative to the prior year. Additionally, a strategic focus on expense optimization contributed to broad-based cost savings across multiple expense categories. These decreases were partially offset by increases in severance and other employee costs and professional fees related to restructuring, repositioning, and efficiency initiatives, and higher advertising expense recognized in first quarter 2019 relative to first quarter 2018.
Asset quality trends were stable in first quarter 2019 reflecting continued strong underwriting standards, strong economic conditions, and credit risk management. Allowance for loan losses increased $4.5 million primarily driven by organic loan growth, partially offset by continued run-off of non-strategic loan balances. Net charge-offs as a percentage of loans was .07 percent for first quarter 2019 and 30+ delinquencies declined 15 percent compared to year-end.
Return on average common equity (“ROCE”) and ROTCE were 9.09 percent and 14.17 percent, respectively, in first quarter 2019 compared to 8.79 percent and 14.06 percent, respectively, in first quarter 2018. Return on average assets (“ROA”) improved to 1.03 percent in first quarter 2019 from .95 percent in first quarter 2018. Common Equity Tier 1, Tier 1, Total Capital, and Leverage ratios were 9.62 percent, 10.65 percent, 11.78 percent, and 9.02 percent, respectively, in first quarter 2019 compared to 8.98 percent, 9.98 percent, 11.25 percent and 8.50 percent, respectively, in first quarter 2018. Average assets increased to $40.9 billion in first quarter 2019 from $40.4 billion in first quarter 2018. Average loans and average deposits also increased 1 percent and 8 percent, respectively, to $27.3 billion and $32.5 billion in first quarter 2019 from first quarter 2018. Period-end and average Shareholders’ equity increased to $4.8 billion in first quarter 2019 from $4.6 billion in first quarter 2018.

BUSINESS LINE REVIEW
Regional Banking
Pre-tax income within the regional banking segment was $145.4 million in first quarter 2019, down from $167.0 million in first quarter 2018. The decrease in pre-tax income was primarily driven by a decrease in revenues and an increase in loan loss provision expense.
Total revenue decreased 4 percent to $359.3 million in first quarter 2019 from $373.2 million in first quarter 2018, driven by decreases in noninterest income and NII. The decline in NII was primarily attributable to lower loan accretion and higher deposits rates, somewhat mitigated by balance sheet growth. The decrease in noninterest income was largely driven by a $4.7 million decrease in deposit transactions and cash management fee income driven by excess fees received from Capital Bank debit card transactions in first quarter 2018, as well as lower NSF fee income and cash management fees driven by changes in consumer behavior.
Provision expense was $14.0 million and $4.5 million in first quarter 2019 and 2018, respectively, primarily driven by commercial loan growth.
Noninterest expense was $200.0 million in first quarter 2019, down from $201.7 million in first quarter 2018. The decrease in expense was primarily driven by broad-based cost savings across multiple expense categories driven by strategic focus on expense optimization in first quarter 2019.
Fixed Income
Pre-tax income in the fixed income segment more than doubled to $9.9 million in first quarter 2019 from $4.1 million in first quarter 2018. The increase in pre-tax income in first quarter 2019 was driven by higher noninterest income, somewhat offset by lower NII and an increase in expenses.
Noninterest income increased 18 percent, or $8.2 million to $53.8 million in first quarter 2019 from $45.6 million in first quarter 2018. Fixed income product revenue increased 17 percent to $44.5 million in first quarter 2019 from $38.0 million in first quarter 2018, as average daily revenue (“ADR”) increased to $729 thousand in first quarter 2019 from $624 thousand in first quarter 2018. Federal Reserve interest rate commentary and the revised outlook for rates to be flat/down favorably impacted fixed income product revenue in first quarter 2019, with all trading desks showing growth. Other product revenue increased to $9.3 million in first quarter 2019, from $7.6 million in the prior year, driven by higher fees from loan sales. NII was $7.3 million in first quarter 2019, down from $8.5 million in first quarter 2018. The decline in NII was due to lower spreads on inventory positions somewhat offset by higher inventory balances compared to prior year.
Noninterest expense increased 3 percent, or $1.3 million, to $51.2 million in first quarter 2019, primarily due to higher variable compensation associated with the increase in fixed income product revenue partially offset by efficiency initiatives.
Corporate
The pre-tax loss for the corporate segment was $34.9 million in first quarter 2019 compared to $60.2 million in first quarter 2018.
Net interest expense was $7.9 million and $16.2 million in first quarter 2019 and 2018, respectively. Net interest expense was favorably impacted by reduction of market-indexed deposits in first quarter 2019 due to strong deposit growth in Regional Banking. Noninterest income (including securities gain/losses) increased to $13.4 million in first quarter 2019, from $9.3 million in first quarter 2018, primarily driven by higher deferred compensation income driven by equity market valuations in first quarter 2019.
Noninterest expense decreased 24 percent or $13.0 million from $53.3 million in first quarter 2018 to $40.4 million in first quarter 2019. The decrease in expense for first quarter 2019 was primarily driven by a $25.7 million decrease in acquisition and integration-related costs relative to the prior year, partially offset by $12.2 million of restructuring costs associated with efficiency initiatives recognized in first quarter 2019.
Non-Strategic

The non-strategic segment had pre-tax income of $10.1 million in first quarter 2019 compared to $14.0 million in first quarter 2018. The decrease in results for first quarter 2019 was driven by a decline in NII relative to first quarter 2018 somewhat offset by a decrease in expenses.
Total revenue was $9.7 million in first quarter 2019 down from $16.8 million in first quarter 2018. NII decreased to $7.9 million in first quarter 2019 from $15.7 million in first quarter 2018, primarily due to continued run-off of the loan portfolios. Noninterest income was $1.8 million and $1.1 million in first quarter 2019 and 2018, respectively.
The provision for loan losses within the non-strategic segment was a provision credit of $5.0 million in first quarter 2019 compared to a provision credit of $5.5 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances as reserves declined by $3.9 million from December 31, 2018, to $20.4 million as of March 31, 2019. Losses remain low as the non-strategic segment had net recoveries of $1.0 million in first quarter 2019 compared to net recoveries of $1.3 million a year ago.
Noninterest expense decreased 45 percent to $4.6 million in first quarter 2019 from $8.3 million in first quarter 2018. The decrease in expense was primarily driven by lower legal fees and loss accruals related to legal matters compared to first quarter 2018.
INCOME STATEMENT REVIEW
Total consolidated revenue was $435.6 million in first quarter 2019, down from $437.2 million in first quarter 2018 driven by a decrease in NII, somewhat offset by an increase in noninterest income. Total expenses decreased 5 percent to $296.1 million in first quarter 2019 from $313.3 million in first quarter 2018.
NET INTEREST INCOME
Net interest income was $294.5 million in first quarter 2019, down from $301.2 million in first quarter 2018. The decline in NII was primarily attributable to lower loan accretion and higher deposits rates, somewhat mitigated by balance sheet growth. Average earning assets increased to $36.3 billion in first quarter 2019 from $35.7 billion in first quarter 2018. The increase in average earning assets was primarily driven by an increase in interest bearing cash and loan growth, somewhat offset by decreases in securities purchased under agreement to resell ("asset repos"), fixed income inventory, and available-for-sale ("AFS") securities.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin was 3.31 percent in first quarter 2019 down 12 basis points from 3.43 percent in first quarter 2018. The net interest spread was 2.92 percent in first quarter 2019, down 29 basis points from 3.21 percent in first quarter 2018. The decrease in NIM in first quarter 2019 was primarily the result of the negative impact of higher market interest rates on deposits and an increase in average excess cash held at the Fed. Additionally, lower loan accretion negatively impacted NIM in first quarter 2019, but was somewhat mitigated by loan and deposit growth.

Table 1—Net Interest Margin

	Three Months Ended March 31
	2019	2018
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	5.08%	4.53%
Consumer loans	4.59	4.48
Total loans, net of unearned income	4.96	4.51
Loans held-for-sale	5.89	6.68
Investment securities:
U.S. government agencies	2.68	2.66
States and municipalities	4.33	3.37
Corporates and other debt	3.76	4.54
Other	34.56	27.65
Total investment securities	2.79	2.71
Trading securities	3.80	3.40
Other earning assets:
Federal funds sold	2.63	2.11
Securities purchased under agreements to resell	2.21	1.15
Interest-bearing cash	2.41	1.42
Total other earning assets	2.38	1.26
Interest income / total earning assets	4.49%	4.13%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	1.36%	0.55%
Other interest-bearing deposits	1.05	0.53
Time deposits	1.91	1.16
Total interest-bearing deposits	1.35	0.64
Federal funds purchased	2.50	1.52
Securities sold under agreements to repurchase	2.06	1.02
Fixed income trading liabilities	3.04	2.53
Other short-term borrowings	3.40	1.53
Term borrowings	4.89	3.93
Interest expense / total interest-bearing liabilities	1.57	0.92
Net interest spread	2.92%	3.21%
Effect of interest-free sources used to fund earning assets	0.39	0.22
Net interest margin (a)	3.31%	3.43%
(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21 percent and, where applicable, state income taxes.

FHN’s net interest margin is primarily impacted by its balance sheet mix including the levels of fixed and floating rate loans, rate sensitive and non-rate sensitive liabilities, cash levels, trading inventory levels as well as loan fees and cash basis income. For 2019, NIM will also depend on changes to the yield curve, changes to the Fed Funds rate, loan accretion levels, and the competitive pricing environment for core deposits.

PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Provision expense was $9.0 million in first quarter 2019 compared to a provision credit of $1.0 million in first quarter 2018. For the three months ended March 31 2019, FHN’s asset quality metrics remained strong. In first quarter 2019, net charge-offs as a percentage of loans was .07 percent. The ALLL increased $4.5 million from year-end 2018 to $184.9 million as of March 31, 2019, primarily driven by loan growth. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $141.0 million in first quarter 2019 and represented 32 percent of total revenue compared to $136.0 million in first quarter 2018 and 31 percent. The increase in noninterest income in first quarter 2019 was primarily driven by higher fixed income revenue and an increase in deferred compensation income, somewhat offset by lower deposit transactions and cash management revenue relative to first quarter 2018.
Fixed Income Noninterest Income
Fixed income noninterest income was $53.7 million in first quarter 2019, up 18 percent from $45.5 million in first quarter 2018. The increase in first quarter 2019 was favorably impacted by Federal Reserve interest rate commentary and the revised outlook for rates to be flat/down in 2019, which resulted in growth across all trading desks. Revenue from other products increased 24 percent to $9.3 million in first quarter 2019 from $7.5 million in first quarter 2018, primarily driven by higher fees from loan sales. The following table summarizes FHN’s fixed income noninterest income for the three months ended March 31, 2019 and 2018.
Table 2—Fixed Income Noninterest Income

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2019	2018
Noninterest income:
Fixed income	$44,472	$38,047	17%
Other product revenue	9,277	7,459	24%
Total fixed income noninterest income	$53,749	$45,506	18%
Deposit Transactions and Cash Management
Fees from deposit transactions and cash management activities was $31.6 million in first quarter 2019, down 12 percent from $36.0 million in first quarter 2018. The decrease in first quarter 2019 is largely due to excess fees received from Capital Bank debit card transactions in first quarter 2018, as well as lower NSF fee income and cash management fees driven by changes in consumer behavior.
Brokerage, Management Fees and Commissions
Noninterest income from brokerage, management fees and commissions was $12.6 million in first quarter 2019 compared to $13.5 million in first quarter 2018. The decline in first quarter 2019 was due to a reduction in transaction activity due to more favorable market conditions in first quarter 2018. Additionally, the fourth quarter 2018 decline in equity markets negatively impacted fee based income in first quarter 2019 relative to the prior year.
Other Noninterest Income
Other income includes revenues related to deferred compensation plans (which are mirrored by changes in noninterest expense), other service charges, ATM and interchange fees, dividend income, mortgage banking (primarily within the non-strategic and regional banking segments), letter of credit fees, electronic banking fees, insurance commissions, and various other fees.

Revenue from all other income and commissions increased to $25.6 million in first quarter 2019 from $23.2 million in first quarter 2018. The increase in all other income and commissions in first quarter 2019 was largely due to a $5.0 million increase in deferred compensation income driven by equity market valuations in first quarter 2019. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. In first quarter 2018, all other income and commissions was positively impacted by a $3.3 million gain on the sale of a building. The following table provides detail regarding FHN’s other income.
Table 3—Other Income

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2019	2018
Other income:
Deferred compensation (a)	$5,474	$451	NM
Other service charges	3,869	4,123	(6)%
ATM and interchange fees	3,241	3,267	(1)%
Dividend income	2,313	2,249	3%
Mortgage banking	1,886	2,546	(26)%
Letter of credit fees	1,368	1,249	10%
Electronic banking fees	1,271	1,204	6%
Insurance commissions	624	757	(18)%
Gain/(loss) on extinguishment of debt	(1)	—	NM
Other	5,523	7,397	(25)%
Total	$25,568	$23,243	10%

NM – Not meaningful
(a) Amounts driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense.

NONINTEREST EXPENSE
Total noninterest expense decreased to $296.1 million in first quarter 2019 from $313.3 million in first quarter 2018. The decrease in noninterest expense in first quarter 2019 was largely driven by lower acquisition-and integration-related expenses compared to prior year. Additionally, a company wide focus on efficiency initiatives and expense savings also contributed to the decrease in noninterest expense in first quarter 2019.
Employee Compensation, Incentives, and Benefits
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased 4 percent in first quarter 2019 to $177.9 million from $171.3 million in first quarter 2018. The increase in personnel expense in first quarter 2019 was primarily the result of severance-related costs associated with restructuring, repositioning, and efficiency initiatives recognized in first quarter 2019 and an increase in deferred compensation expense driven by equity market valuations. Additionally, an increase in variable compensation associated with higher fixed income sales revenue also contributed to the increase in first quarter 2019. These expense increases were somewhat offset by a $3.7 million decrease in acquisition- and integration-related expenses as compared to first quarter 2018 and a reduction in headcount relative to the prior year.
Operations Services
Operations services expense decreased $4.1 million to $11.5 million in first quarter 2019 from $15.6 million in first quarter 2018 primarily driven by the reduction of third-party vendors following completion of integration of the CBF merger.

Professional Fees
Professional fees were $12.3 million in first quarter 2019 and 2018. Professional fees in first quarter 2019 included $4.3 million in restructuring costs associated with the identification of efficiency opportunities within the organization. Professional fees in first quarter 2018 included $5.6 million of acquisition- and integration-related expense.
Advertising and Public Relations
Expenses associated with advertising and public relations increased to $7.2 million in first quarter 2019 from $3.6 million in first quarter 2018. In first quarter 2019, FHN recognized higher advertising expense due in large part to promotional branding campaigns and targeted marketing in new markets.
FDIC Premium Expense
FDIC premium expense decreased 50 percent from $8.6 million in first quarter 2018 to $4.3 million in first quarter 2019, primarily due to the end of the FDIC assessment surcharge starting with fourth quarter 2018.
Other Noninterest Expense
Other expense includes travel and entertainment expenses, other insurance and tax expense, supplies, customer relations expenses, costs associated with employee training and dues, miscellaneous loan costs, tax credit investments expense, expenses associated with the non-service components of net periodic pension and post-retirement cost, losses from litigation and regulatory matters, expenses associated with OREO, and various other expenses.
All other expenses decreased 44 percent to $19.8 million in first quarter 2019 from $35.3 million in first quarter 2018. The decrease was primarily due to $15.7 million decrease in acquisition- and integration-related expenses compared to first quarter 2018. Additionally, broad-based cost savings driven by strategic-focus on expense optimization also contributed to the decrease in other noninterest expense in first quarter 2019. The following table provides detail regarding FHN’s other expense.

Table 4—Other Expense

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2019	2018
Other expense:
Travel and entertainment	$2,712	$2,983	(9)%
Other insurance and taxes	2,694	2,665	1%
Supplies	1,804	1,836	(2)%
Customer relations	1,599	1,063	50%
Employee training and dues	1,457	1,779	(18)%
Miscellaneous loan costs	1,027	1,142	(10)%
Tax credit investments	675	1,137	(41)%
Non-service components of net periodic pension and post-retirement cost	432	504	(14)%
Litigation and regulatory matters	13	2,134	(99)%
OREO	(366)	108	NM
Other	7,739	19,981	(61)%
Total	$19,786	$35,332	(44)%

NM – Not meaningful

INCOME TAXES

FHN recorded an income tax provision of $27.1 million in first quarter 2019, compared to $29.9 million in first quarter 2018. The effective tax rate for the three months ended March 31, 2019 was approximately 21 percent compared to 24 percent for the three months ended March 31, 2018.
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
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2019, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $272.4 million and $169.6 million, respectively, resulting in a net DTA of $102.8 million at March 31, 2019, compared with a net DTA of $127.9 million at December 31, 2018.
As of March 31, 2019, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $43.8 million and $5.2 million, respectively, which will expire at various dates.
FHN’s gross DTA after valuation allowance was $272.4 million and $254.6 million as of March 31, 2019 and December 31, 2018, respectively. Other than a small valuation allowance against state NOLs, FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

In first quarter 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. The net charge from restructuring, repositioning, and efficiency initiatives was $12.2 million in first quarter 2019, primarily associated with severance and other employee costs and professional fees. Due to the broad nature of the actions being taken, many components of expense are expected to benefit from the current efficiency initiatives. See Note 18 – Restructuring, Repositioning, and Efficiency for additional information.
STATEMENT OF CONDITION REVIEW
Total period-end assets were $41.1 billion on March 31, 2019, up from $40.8 billion on December 31, 2018. Effective January 1, 2019, FHN adopted ASU 2016-02, "Leases" and all related ASUs and began recording right-of-use ("ROU") lease assets and lease liabilities in Other assets and Other liabilities which contributed to the increase in period-end and average total assets and liabilities in first quarter 2019 relative to prior year. Average assets increased 1 percent from $40.3 billion in fourth quarter 2018 to $40.9 billion in first quarter 2019, largely due to increases in interest bearing cash levels, ROU lease assets, and net increases in loan portfolios from December 31, 2018, somewhat offset by decreases in fixed income trading inventory and securities purchased under agreements to resell. On a period-end basis, the increase was due to a net increase in the loan portfolios, increases in ROU lease assets and fixed income trading inventory, somewhat offset by decreases in interest-bearing cash and cash.
Total period-end liabilities were $36.3 billion on March 31, 2019, a 1 percent increase from $36.0 billion on December 31, 2018. Average liabilities increased to $36.1 billion in first quarter 2019, from $35.6 billion in fourth quarter 2018, primarily due to increases in deposits and lease liabilities. These increases were partially offset by a decrease in trading liabilities and other short-term funds. The net increase in period-end liabilities relative to fourth quarter 2018 was primarily due to increases in lease liabilities, trading liabilities, federal funds purchased and fixed income payables, somewhat offset by decreases in deposits.
EARNING ASSETS
Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased 1 percent and 2 percent to $36.3 billion in first quarter 2019 from $35.8 billion and $35.7 billion in fourth quarter 2018 and first quarter 2018, respectively. A more detailed discussion of the major line items follows.

Loans
Period-end loans increased 2 percent to $28.0 billion as of March 31, 2019 from $27.5 billion on December 31, 2018 and increased 3 percent from $27.2 billion as of March 31, 2018. Average loans for first quarter 2019 increased to $27.3 billion from $27.2 billion in fourth quarter 2018 and $27.1 billion in first quarter 2018. The increase in period-end and average loan balances compared to both prior periods was primarily due to net loan growth within the Regional Bank, somewhat offset by run-off within the non-strategic portfolios.
Table 5—Average Loans

	Quarter Ended March 31, 2019		Quarter Ended December 31, 2018
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$16,428,088	60%	$15,952,608	59%	3%
Commercial real estate	3,959,592	14	4,170,186	15	(5)
Total commercial	20,387,680	74	20,122,794	74	1
Consumer:
Consumer real estate (a)	6,194,147	23	6,274,799	23	(1)
Permanent mortgage	216,037	1	228,184	1	(5)
Credit card, OTC and other	515,436	2	528,866	2	(3)
Total consumer	6,925,620	26	7,031,849	26	(2)
Total loans, net of unearned income	$27,313,300	100%	$27,154,643	100%	1%
(a) Balance as of March 31, 2019 and December 31, 2018, includes $15.5 million and $16.7 million of restricted and secured real estate loans, respectively.
C&I loans are the largest component of the loan portfolio comprising 60 percent of total loans in first quarter 2019 and 59 percent in fourth quarter 2018. C&I loans increased 3 percent, or $.5 billion, from fourth quarter 2018 due to net loan growth within several of the regional bank’s portfolios including commercial, healthcare, and loans to mortgage companies. Commercial real estate loans experienced a net decrease of 5 percent to $4.0 billion in first quarter 2019 as loan runoff outpaced loan growth.
Average consumer loans declined 2 percent, or $.1 billion, from fourth quarter 2018 to $6.9 billion in first quarter 2019, driven by the continued wind-down of portfolios within the non-strategic segment.
Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end and average investment securities were $4.6 billion on March 31, 2019 and December 31, 2018 and in first quarter 2019 and fourth quarter 2018, representing 13 percent of average earning assets in both periods. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted returns.
Loans Held-for-Sale
Loans HFS consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. On March 31, 2019 loans HFS were $594.7 million compared to $679.1 million on December 31, 2018. The average balance of loans HFS decreased to $670.4 million in first quarter 2019 from $714.4 million in fourth quarter 2018. The decrease in period-end and average loans HFS was primarily driven by a decrease in small business loans, partially offset by an increase in USDA loans.

Other Earning Assets
Other earning assets include trading securities, securities purchased under agreements to resell ("asset repos"), federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $3.7 billion in first quarter 2019, up from $3.4 billion in fourth quarter 2018. The increase in other earning assets was primarily driven by increases in interest bearing cash, somewhat offset by lower levels of fixed income inventory and asset repos relative to fourth quarter 2018. Fixed income's trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades. Other earning assets were $3.3 billion on March 31, 2019 and December 31, 2018, as lower levels of interest bearing cash were offset by an increase in fixed income trading securities and asset repos.
Non-earning assets
Period-end non-earning assets were $4.6 billion on March 31, 2019 and December 31, 2018, as an increase due to the recognition of ROU assets associated with the adoption of ASU 2016-02, "Leases," was partially offset by a decrease in cash.
Deposits
Average deposits were $32.5 billion during first quarter 2019, up 2 percent and 8 percent, respectively from $31.8 billion in fourth quarter 2018 and $30.2 billion in first quarter 2018. The increase in average deposits from fourth quarter 2018 and first quarter 2018 was driven by increases in commercial and consumer interest deposits primarily as a result of FHN's strategic focus on growing these types of deposits. On an average basis, market-indexed deposits increased relative to first quarter 2018, largely driven by loan demand throughout the year, but decreased relative to fourth quarter 2018 as FHN was able to utilize the influx of commercial and consumer interest deposits (as a more efficient use of funding) to meet loan demands. The decrease in non-interest bearing deposits from fourth quarter 2018 was due to seasonal outflows of commercial deposits which more than offset seasonal inflows of consumer deposits.
Period-end deposits were $32.5 billion on March 31, 2019, down 1 percent from $32.7 billion on December 31, 2018, and up 5 percent from $30.8 billion on March 31, 2018. On a period-end basis, deposits increased from March 31, 2018 driven by increases in commercial and consumer interest deposits, somewhat offset by a decline in market-indexed deposits and non-interest bearing deposits. The decrease in deposits from December 31, 2018 was primarily due to a decrease in market-indexed deposits and non-interest bearing deposits which more than offset the influx of commercial and consumer interest deposits. The following table summarizes FHN's average deposits for quarters-ended March 31, 2019 and December 31, 2018.
Table 6—Average Deposits

	Quarter Ended March 31, 2019		Quarter Ended December 31, 2018
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer interest	$13,390,692	41%	$12,965,734	41%	3%
Commercial interest	6,577,476	20	5,900,136	19	11
Market-indexed (a)	4,734,295	15	4,947,192	16	(4)
Total interest-bearing deposits	24,702,463	76	23,813,062	75	4
Noninterest-bearing deposits	7,795,015	24	8,034,692	25	(3)
Total deposits	$32,497,478	100%	$31,847,754	100%	2%
(a) Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.

Short-Term Borrowings
Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $1.5 billion in first quarter 2019, down 15 percent from $1.8 billion in fourth quarter 2018. As noted in the table below, the decrease in short-term borrowings between first quarter 2019 and fourth quarter 2018 was primarily due to decreases in trading liabilities and other short-term borrowings. To a lesser extent a decrease in securities sold under agreements to repurchase also contributed to the decline but was somewhat offset by increases in FFP. Average trading liabilities fluctuates based on expectations of customer demand. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Period-end short-term borrowings increased to $1.7 billion on March 31, 2019 from $1.5 billion on December 31, 2018. The increase in short-term borrowings on a period-end basis was primarily driven by increases in trading liabilities and FFP.
Table 7—Average Short-Term Borrowings

	Quarter Ended March 31, 2019		Quarter Ended December 31, 2018
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$370,868	25%	$334,036	18%	11%
Securities sold under agreements to repurchase	688,765	44	710,898	39	(3)
Trading liabilities	375,169	24	543,696	30	(31)
Other short-term borrowings	114,474	7	244,413	13	(53)
Total short-term borrowings	$1,549,276	100%	$1,833,043	100%	(15)%
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Average and period-end term borrowings were $1.2 billion on March 31, 2019 and December 31, 2018, respectively.
Other Liabilities
Period-end other liabilities were $1.0 billion on March 31, 2019, up from $.7 billion on December 31, 2018, primarily due to the recognition of lease liabilities associated with the adoption of ASU 2016-02, "Leases" and an increase in fixed income payables.
CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity increased $.1 billion to $4.8 billion on March 31, 2019 from December 31, 2018. Average equity increased to $4.8 billion in first quarter 2019 from $4.7 billion in fourth quarter 2018. The increase in period-end and average equity was primarily due to net income recognized since fourth quarter 2018, somewhat offset by common and preferred dividends paid, share repurchases (mentioned below), as well as a decrease in accumulated other comprehensive income ("AOCI"). The decline in AOCI was largely the result of a decrease in unrealized losses associated with AFS debt securities.
The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	March 31, 2019	December 31, 2018
Shareholders’ equity	$4,551,090	$4,489,949
FHN non-cumulative perpetual preferred	(95,624)	(95,624)
Common equity	$4,455,466	$4,394,325
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,523,565)	(1,529,532)
Net unrealized (gains)/losses on securities available-for-sale	27,121	75,736
Net unrealized (gains)/losses on pension and other postretirement plans	287,305	288,768
Net unrealized (gains)/losses on cash flow hedges	6,725	12,112
Disallowed deferred tax assets	(13,749)	(17,637)
Other deductions from common equity tier 1	(54)	(70)
Common equity tier 1	$3,239,249	$3,223,702
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—FTBNA preferred stock	248,704	246,047
Tier 1 capital	$3,583,577	$3,565,373
Tier 2 capital	380,324	374,744
Total regulatory capital	$3,963,901	$3,940,117
Risk-Weighted Assets
First Horizon National Corporation	$33,656,950	$33,002,595
First Tennessee Bank National Association	33,168,717	32,592,577
Average Assets for Leverage
First Horizon National Corporation	39,717,387	39,221,755
First Tennessee Bank National Association	38,923,818	38,381,985

	March 31, 2019		December 31, 2018
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	9.62%	$3,239,249	9.77%	$3,223,702
First Tennessee Bank National Association	9.68	3,209,689	9.81	3,197,725
Tier 1
First Horizon National Corporation	10.65	3,583,577	10.80	3,565,373
First Tennessee Bank National Association	10.57	3,504,505	10.72	3,492,541
Total
First Horizon National Corporation	11.78	3,963,901	11.94	3,940,117
First Tennessee Bank National Association	11.17	3,706,028	11.32	3,689,180
Tier 1 Leverage
First Horizon National Corporation	9.02	3,583,577	9.09	3,565,373
First Tennessee Bank National Association	9.00	3,504,505	9.10	3,492,541

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. Furthermore, beginning January 1, 2019, a capital conservation buffer of 50 basis points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and discretionary bonuses. As of March 31, 2019, both FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. For both FHN and FTBNA, the risk-based regulatory capital ratios decreased in first quarter 2019 relative to fourth quarter 2018 primarily due to the impact of net income less dividends and share repurchases during the quarter as well as increased risk-weighted assets primarily from loan growth. Also, the Tier 1 leverage ratio declined for both FHNC and FTBNA as average assets for leverage in the first quarter 2019 increased relative to fourth quarter 2018. During 2019, capital ratios are expected to remain above well capitalized standards plus the required capital conservation buffer.

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
Table 9a—Issuer Purchases of Common Stock - General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority along with an extension of the expiration date to January 31, 2021. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of March 31, 2019, $151.0 million in purchases had been made under this authority at an average price per share of $15.25, $15.23 excluding commissions.

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2019
January 1 to January 31	404	$14.67	404	$394,634
February 1 to February 28	1,159	$15.21	1,159	$377,009
March 1 to March 31	1,907	$14.66	1,907	$349,048
Total	3,470	$14.85	3,470
(a) Represents total costs including commissions paid.

Table 9b—Issuer Purchase of Common Stock - Compensation Authority
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of March 31, 2019, the maximum number of shares that may be purchased under the program was 25.0 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2019.

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2019
January 1 to January 31	12	$14.71	12	25,151
February 1 to February 28	3	$15.06	3	25,148
March 1 to March 31	109	$15.55	109	25,039
Total	124	$15.46	124

ASSET QUALITY

Loan Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Consumer loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (23 percent of total loans), the majority of which is in the consumer real estate portfolio (22 percent of total loans). Industry concentrations are discussed under the heading C&I below.
Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 28 and continuing to page 47. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2019, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2018.
COMMERCIAL LOAN PORTFOLIOS
C&I
The C&I portfolio was $17.2 billion on March 31, 2019, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of March 31, 2019, are in Tennessee (34 percent), North Carolina (11 percent), Texas (7 percent), Florida (6 percent), California (6 percent), Georgia (4 percent), and South Carolina (4 percent), with no other state representing more than 3 percent of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of March 31, 2019, and December 31, 2018. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 10—C&I Loan Portfolio by Industry

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Finance & insurance	$2,632,236	15%	$2,766,041	17%
Loans to mortgage companies	2,301,340	13	2,023,746	12
Real estate rental & leasing (a)	1,595,875	9	1,548,903	9
Manufacturing	1,365,809	8	1,245,230	8
Health care & social assistance	1,355,806	8	1,309,983	8
Accommodation & food service	1,203,112	7	1,171,333	7
Wholesale trade	1,171,982	7	1,166,590	7
Retail trade	811,591	5	765,254	5
Public administration	785,933	5	778,497	5
Other (education, arts, entertainment, etc) (b)	3,952,428	23	3,738,751	22
Total C&I loan portfolio	$17,176,112	100%	$16,514,328	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2019.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 28 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on March 31, 2019, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.
Finance and Insurance
The finance and insurance component represents 15 percent of the C&I portfolio and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2019, asset-based lending to consumer finance companies represents approximately $1.1 billion of the finance and insurance component.
TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2019, and December 31, 2018, one TRUP relationship was on interest deferral.
As of March 31, 2019, the unpaid principal balance (“UPB”) of trust preferred loans totaled $269.6 million ($188.9 million of bank TRUPS and $80.8 million of insurance TRUPS) with the UPB of other bank-related loans totaling $243.3 million. Inclusive of a valuation allowance on TRUPS of $20.2 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $21.3 million or 4 percent of outstanding UPB.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 13 percent of the C&I portfolio as of March 31, 2019, 12 percent as of December 31, 2018 and 11 percent as of March 31, 2018, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In first quarter 2019, 70 percent of the loans funded were home purchases and 30 percent were refinance transactions.
C&I Asset Quality Trends
Overall, the C&I portfolio trends remain stable in 2019, continuing in line with recent historical performance. The C&I ALLL increased $4.8 million from December 31, 2018, to $103.7 million as of March 31, 2019, primarily due to loan growth. The allowance as a percentage of period-end loans remained the same at .60 percent as of March 31, 2019, compared to year-end 2018. Nonperforming C&I loans increased $35.2 million from December 31, 2018, to $75.0 million on March 31, 2019. The nonperforming loan (“NPL”) ratio increased 20 basis points from December 31, 2018, to .44 percent of C&I loans as of March 31, 2019. The increase in NPLs was primarily driven by three credits. The 30+ delinquency ratio increased one basis point to .07 percent as of March 31, 2019. First quarter 2019 experienced net charge-offs of $2.3 million compared to $8.1 million and $.6 million of net charge-offs in fourth quarter 2018 and first quarter 2018, respectively. The following table shows C&I asset quality trends by segment.

Table 11—C&I Asset Quality Trends by Segment

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$97,617		$1,330	$98,947
Charge-offs	(3,101)		—	(3,101)
Recoveries	801		28	829
Provision/(provision credit) for loan losses	7,076		(38)	7,038
Allowance for loan losses as of March 31	$102,393		$1,320	$103,713
Net charge-offs % (qtr. annualized)	0.06%		NM	0.06%
Allowance / net charge-offs	10.98	x	NM	11.26	x

	As of March 31
Period-end loans	$16,814,044		$362,068	$17,176,112
Nonperforming loans	72,158		2,838	74,996
Troubled debt restructurings	48,725		—	48,725
30+ Delinq. % (a)	0.06%		0.46%	0.07%
NPL % (b)	0.43		0.78	0.44
Allowance / loans %	0.61		0.36	0.60

	2018
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$96,850		$1,361	$98,211
Charge-offs	(2,075)		—	(2,075)
Recoveries	1,515		4	1,519
Provision/(provision credit) for loan losses	2,692		(109)	2,583
Allowance for loan losses as of March 31	$98,982		$1,256	$100,238
Net charge-offs % (qtr. annualized)	0.02%		NM	0.01%
Allowance / net charge-offs	43.61	x	NM	44.48	x

	As of December 31
Period-end loans	$16,151,298		$363,030	$16,514,328
Nonperforming loans	36,888		2,888	39,776
Troubled debt restructurings	36,739		—	36,739
30+ Delinq. % (a)	0.06%		0.47%	0.06%
NPL %	0.23		0.80	0.24
Allowance / loans %	0.60		0.37	0.60
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	1Q19 increase in NPLs as a percentages of total loans was primarily driven by three credits.

Commercial Real Estate
The CRE portfolio was $3.9 billion on March 31, 2019. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of March 31, 2019, are in North Carolina (31 percent), Tennessee (19 percent), Florida (13 percent), South Carolina (8 percent), Texas (7 percent), Georgia (7 percent), and Ohio (4 percent), with no other state representing more than 3 percent of the portfolio. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (25 percent), retail (20 percent), office (19 percent), industrial (15 percent), hospitality (12 percent), land/land development (2 percent), and other (7 percent).
The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes, and on a limited basis, for developing residential subdivisions. After the fulfillment of existing commitments, which will result in a moderate increase to loan balances, the residential CRE class will be in a wind-down state with the expectation of full runoff in the foreseeable future.
CRE Asset Quality Trends
The CRE portfolio had continued strong performance as of March 31, 2019, with nonperforming loans down $0.3 million from December 31, 2018, and a $1.0 million decrease in delinquencies since December 31, 2018. The allowance increased to $34.4 million as of March 31, 2019, from $31.3 million as of December 31, 2018, driven by organic loan growth. Allowance as a percentage of loans increased 9 basis points from December 31, 2018, to .87 percent as of March 31, 2019. Nonperforming loans as a percentage of total CRE loans remained the same at .07 percent as of March 31, 2019 compared to year-end 2018. Accruing delinquencies as a percentage of period-end loans decreased to .04 percent as of March 31, 2019, from .06 percent as of December 31, 2018. Net charge-offs were $377 thousand in first quarter 2019 compared to $38 thousand in first quarter 2018. The following table shows commercial real estate asset quality trends by segment.

Table 12—Commercial Real Estate Asset Quality Trends by Segment

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$31,311	$—	$31,311
Charge-offs	(434)	—	(434)
Recoveries	57	—	57
Provision/(provision credit) for loan losses	3,448	—	3,448
Allowance for loan losses as of March 31	$34,382	$—	$34,382
Net charge-offs % (qtr. annualized)	0.04%	NM	0.04%
Allowance / net charge-offs	22.50	x	NM	22.50	x

As of March 31
Period-end loans	$3,946,943	$—	$3,946,943
Nonperforming loans	2,649	—	2,649
Troubled debt restructurings	2,878	—	2,878
30+ Delinq. % (a)	0.04%	—%	0.04%
NPL %	0.07	—	0.07
Allowance / loans %	0.87	—	0.87

2018
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$28,427	$—	$28,427
Charge-offs	(44)	—	(44)
Recoveries	6	—	6
Provision/(provision credit) for loan losses	668	—	668
Allowance for loan losses as of March 31	$29,057	$—	$29,057
Net charge-offs % (qtr. annualized)	—	—	—
Allowance / net charge-offs	NM	NM	NM

As of December 31
Period-end loans	$4,030,870	$—	$4,030,870
Nonperforming loans	2,991	—	2,991
Troubled debt restructurings	1,505	—	1,505
30+ Delinq. % (a)	0.06%	NM	0.06%
NPL %	0.07	NM	0.07
Allowance / loans %	0.78	NM	0.78
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $6.2 billion on March 31, 2019, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of March 31, 2019, are in Tennessee (54 percent), North Carolina (15 percent), Florida (13 percent), and California (3 percent), with no other state representing more than 3 percent of the portfolio. As of March 31, 2019, approximately 81 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 753 and refreshed FICO scores averaged 752 on both March 31, 2019 and December 31, 2018. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.5 billion of the consumer real estate portfolio as of March 31, 2019. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of March 31, 2019, approximately 73 percent of FHN's HELOCs are in the draw period compared to approximately 72 percent as of December 31, 2018. Based on when draw periods are scheduled to end per the line agreement, it is expected that $370.1 million, or 35 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 13—HELOC Draw To Repayment Schedule

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$60,903	6%	$67,523	6%
13-24	68,187	6	69,154	6
25-36	78,369	7	75,074	7
37-48	81,850	8	86,308	8
49-60	80,814	8	90,018	8
>60	695,061	65	715,390	65
Total	$1,065,184	100%	$1,103,467	100%

Consumer Real Estate Asset Quality Trends
Overall, performance of the consumer real estate portfolio remained strong in first quarter 2019. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated. That trend of increasing deterioration of ratios in the non-strategic segment is likely to continue and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. NPLs as a percentage of loans increased 2 basis points from year-end to 1.34 percent as of March 31, 2019. The ALLL decreased $2.4 million from December 31, 2018, to $24.1 million as of March 31, 2019, with the majority of the decline attributable to the non-strategic segment. The allowance as a percentage of loans declined 3 basis points to .39 percent as of March 31, 2019, compared to year-end. The balance of nonperforming loans decreased to $82.6 million on March 31, 2019. Loans delinquent 30 or more days and still accruing declined from $46.5 million as of December 31, 2018, to $40.4 million as of March 31, 2019. The portfolio realized net recoveries of $.7 million in first quarter 2019 compared to net recoveries of $1.4 million in fourth quarter 2018 and net recoveries of $2.5 million in first quarter 2018. The following table shows consumer real estate asset quality trends by segment.

Table 14—Consumer Real Estate Asset Quality Trends by Segment

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$14,479	$11,960	$26,439
Charge-offs	(1,641)	(1,159)	(2,800)
Recoveries	1,036	2,417	3,453
Provision/(provision credit) for loan losses	1,255	(4,274)	(3,019)
Allowance for loan losses as of March 31	$15,129	$8,944	$24,073
Net charge-offs % (qtr. annualized)	0.04%	NM	NM
Allowance / net charge-offs	6.17	x	NM	NM

As of March 31
Period-end loans	$5,780,080	$371,423	$6,151,503
Nonperforming loans	40,826	41,770	82,596
Troubled debt restructurings	52,323	67,630	119,953
30+ Delinq. % (a)	0.52%	2.77%	0.66%
NPL %	0.71	11.25	1.34
Allowance / loans %	0.26	2.41	0.39

2018
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$18,859	$20,964	$39,823
Charge-offs	(470)	(1,441)	(1,911)
Recoveries	862	3,521	4,383
Provision/(provision credit) for loan losses	(1,154)	(5,940)	(7,094)
Allowance for loan losses as of March 31	$18,097	$17,104	$35,201
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

As of December 31
Period-end loans	$5,844,778	$404,738	$6,249,516
Nonperforming loans	39,080	43,568	82,648
Troubled debt restructurings	47,480	70,954	118,434
30+ Delinq. % (a)	0.58%	3.07%	0.74%
NPL %	0.67	10.76	1.32
Allowance / loans %	0.25	2.95	0.42
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Permanent Mortgage
The permanent mortgage portfolio was $.2 billion on March 31, 2019. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through legacy businesses. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 27 percent of loan balances as of March 31, 2019, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off contributed to a majority of the $13.2 million net decrease in permanent mortgage period-end balances from December 31, 2018, to March 31, 2019.
The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics are becoming skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased to $10.1 million as of March 31, 2019, from $11.0 million as of December 31, 2018. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 90 percent of the ALLL for the permanent mortgage portfolio as of March 31, 2019. Consolidated accruing delinquencies decreased $3.1 million from year-end to $4.1 million as of March 31, 2019. Nonperforming loans decreased $.8 million from December 31, 2018, to $21.0 million as of March 31, 2019. The portfolio experienced net recoveries of $.6 million in first quarter 2019, compared to net charge offs of $.1 million in first quarter 2018. The following table shows permanent mortgage asset quality trends by segment.

Table 15—Permanent Mortgage Asset Quality Trends by Segment

	2019
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$76	N/A	$10,924	$11,000
Charge-offs	—	N/A	(4)	(4)
Recoveries	—	N/A	588	588
Provision/(provision credit) for loan losses	(2)	N/A	(1,501)	(1,503)
Allowance for loan losses as of March 31	$74	N/A	$10,007	$10,081
Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of March 31
Period-end loans	$3,910	$37,521	$167,829	$209,260
Nonperforming loans	309	1,687	18,954	20,950
Troubled debt restructurings	802	2,531	66,046	69,379
30+ Delinq. % (b)	11.83%	4.54%	1.14%	1.95%
NPL %	7.92	4.49	11.29	10.01
Allowance / loans %	1.90	N/A	5.96	4.82

	2018
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$80	N/A	$13,033	$13,113
Charge-offs	—	N/A	(160)	(160)
Recoveries	—	N/A	65	65
Provision/(provision credit) for loan losses	15	N/A	(49)	(34)
Allowance for loan losses as of March 31	$95	N/A	$12,889	$12,984
Net charge-offs % (qtr. annualized)	—%	N/A	0.17%	0.14%
Allowance / net charge-offs	NM	N/A	33.55x	33.8x

	As of December 31
Period-end loans	$3,988	$39,221	$179,239	$222,448
Nonperforming loans	346	1,707	19,657	21,710
Troubled debt restructurings	933	2,557	67,356	70,846
30+ Delinq. % (b)	7.32%	4.37%	2.87%	3.21%
NPL %	8.69	4.35	10.97	9.76
Allowance / loans %	1.90	N/A	6.10	4.95
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.5 billion as of March 31, 2019, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance was $12.7 million as of December 31, 2018 and March 31, 2019. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 43 basis points from December 31, 2018, to 1.20 percent as of March 31, 2019. In both first quarter 2019 and first quarter 2018, FHN recognized $3.1 million of net charge-offs in the credit card and other portfolio.
Table 16—Credit Card and Other Asset Quality Trends by Segment

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of January 1	$12,595		$132		$12,727
Charge-offs	(3,002)		(1,186)		(4,188)
Recoveries	745		342		1,087
Provision/(provision credit) for loan losses	2,179		857		3,036
Allowance for loan losses as of March 31	$12,517		$145		$12,662
Net charge-offs % (qtr. annualized)	2.10%		4.35%		2.44%
Allowance / net charge-offs	1.37	x	0.04	x	1.01	x

	As of March 31
Period-end loans	$435,375		$70,855		$506,230
Nonperforming loans	35		398		433
Troubled debt restructurings	652		32		684
30+ Delinq. % (a)	0.64%		4.61%		1.20%
NPL %	0.01		0.56		0.09
Allowance / loans %	2.87		0.20		2.50

	2018
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of January 1	$9,894		$87		$9,981
Charge-offs	(3,343)		(950)		(4,293)
Recoveries	853		296		1,149
Provision/(provision credit) for loan losses	2,237		640		2,877
Allowance for loan losses as of March 31	$9,641		$73		$9,714
Net charge-offs % (qtr. annualized)	2.35%		1.61%		2.15%
Allowance / net charge-offs	0.95	x	0.03	x	0.76	x

	As of December 31
Period-end loans	$432,531		$85,839		$518,370
Nonperforming loans	34		590		624
Troubled debt restructurings	658		37		695
30+ Delinq. % (a)	0.89%		5.35%		1.63%
NPL %	0.01		0.69		0.12
Allowance / loans %	2.91		0.15		2.46
Certain amounts previously reported have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

The following table provides additional asset quality data by loan portfolio:
Table 17—Asset Quality by Portfolio

	March 31		December 31
	2019		2018
Key Portfolio Details
C&I
Period-end loans ($ millions)	$17,176		$16,515
30+ Delinq. % (a)	0.07%		0.06%
NPL % (b)	0.44		0.24
Charge-offs % (qtr. annualized)	0.06		0.20
Allowance / loans %	0.60%		0.60%
Allowance / net charge-offs	11.26	x	3.06	x
Commercial Real Estate
Period-end loans ($ millions)	$3,947		$4,031
30+ Delinq. % (a)	0.04%		0.06%
NPL %	0.07		0.07
Charge-offs % (qtr. annualized)	0.04		0.05
Allowance / loans %	0.87%		0.78%
Allowance / net charge-offs	22.50	x	15.45	x
Consumer Real Estate
Period-end loans ($ millions)	$6,152		$6,250
30+ Delinq. % (a)	0.66%		0.74%
NPL %	1.34		1.32
Charge-offs % (qtr. annualized)	NM		NM
Allowance / loans %	0.39%		0.42%
Allowance / net charge-offs	NM		NM
Permanent Mortgage
Period-end loans ($ millions)	$209		$222
30+ Delinq. % (a)	1.95%		3.21%
NPL %	10.01		9.76
Charge-offs % (qtr. annualized)	NM		NM
Allowance / loans %	4.82%		4.95%
Allowance / net charge-offs	NM		NM
Credit Card and Other
Period-end loans ($ millions)	$506		$518
30+ Delinq. % (a)	1.20%		1.63%
NPL %	0.09		0.12
Charge-offs % (qtr. annualized)	2.44		3.32
Allowance / loans %	2.50%		2.46%
Allowance / net charge-offs	1.01	x	0.73	x
NM – Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	1Q19 increase in NPLs as a percentage of total loans was primarily driven by three credits.

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses increased to $184.9 million on March 31, 2019, from $180.4 million on December 31, 2018. The ALLL as of March 31, 2019, reflects strong asset quality, declining net charge-offs from year end, increasing Regional Banking loan balances, and declining Non-Strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, remained at .66 percent on March 31, 2019, compared to December 31, 2018.
The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Provision expense was $9.0 million in first quarter 2019 compared to a provision credit of $1.0 million in first quarter 2018.
FHN expects asset quality trends to remain relatively stable for the near term if the economy remains stable. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible primarily due to the size of the credits within this portfolio. The CRE portfolio metrics should be relatively consistent as FHN expects stable property values over the near term; however, oversupply of any CRE product type, changes in the lending environment, or economic uncertainty could result in decreased property values (which could happen abruptly). The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic are becoming skewed as the portfolio continues to shrink. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing economic recovery as consumer delinquency and loss rates are correlated with life events that affect borrowers' finances, unemployment trends, and strength of the housing market.
Consolidated Net Charge-offs
First quarter 2019 experienced net charge-offs of $4.5 million compared to $1.4 million of net charge-offs in first quarter 2018.
The commercial portfolio experienced $2.6 million of net charge-offs in first quarter 2019 compared to $.6 million in net charge-offs in first quarter 2018. In addition, the consumer real estate portfolio experienced net recoveries of $.7 million in first quarter 2019 compared to $2.5 million of net recoveries during first quarter 2018. Permanent mortgage and credit card and other experienced net charge-offs of $2.5 million in first quarter 2019 compared to $3.2 million a year ago.
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
Total nonperforming assets (including NPLs HFS) increased to $207.5 million on March 31, 2019, from $175.5 million on December 31, 2018. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) increased to .72 percent as of March 31, 2019, compared to .62 percent as of December 31, 2018. Portfolio nonperforming loans increased $33.9 million from December 31, 2018, to $181.6 million on March 31, 2019. The increase in nonperforming loans was primarily driven by three credits within the C&I portfolio.
The ratio of the ALLL to NPLs in the loan portfolio was 1.02 times as of March 31, 2019, compared to 1.22 times as of December 31, 2018. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 18 provides an activity rollforward of OREO balances for March 31, 2019 and 2018. The balance of OREO, exclusive of inventory from government insured mortgages, decreased to $20.7 million as of March 31, 2019, from $32.4 million as of March 31, 2018, driven by the sale of OREO, primarily those acquired from CBF. Moreover, property values have stabilized which also affects the balance of OREO.
Table 18—Rollforward of OREO

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Beginning balance	$22,387	$39,566
Valuation adjustments	35	(1,160)
New foreclosed property	1,607	3,076
Disposal	(3,353)	(9,107)
Ending balance, March 31 (a)	$20,676	$32,375

(a)	Excludes OREO and receivables related to government insured mortgages of $3.4 million and $4.5 million as of March 31, 2019 and 2018, respectively.

The following table provides consolidated asset quality information for the three months ended March 31, 2019 and 2018, and as of March 31, 2019, and December 31, 2018:
Table 19—Asset Quality Information

Three Months Ended March 31
(Dollars in thousands)	2019	2018
Allowance for loan losses:
Beginning balance on January 1	$180,424	$189,555
Provision/(provision credit) for loan losses	9,000	(1,000)
Charge-offs	(10,527)	(8,483)
Recoveries	6,014	7,122
Ending balance on March 31	$184,911	$187,194
Reserve for remaining unfunded commitments	8,014	4,613
Total allowance for loan losses and reserve for unfunded commitments	$192,925	$191,807
Key ratios
Allowance / net charge-offs (a)	10.10	x	33.90	x
Net charge-offs % (b)	0.07%	0.02%

As of March 31	As of December 31
Nonperforming Assets by Segment	2019	2018
Regional Banking:
Nonperforming loans (c)	$115,977	$79,339
OREO (d)	16,698	18,535
Total Regional Banking	132,675	97,874
Non-Strategic:
Nonperforming loans (c)	63,960	66,703
Nonperforming loans held-for-sale net of fair value adjustment (c)	5,219	5,328
OREO (d)	3,978	3,852
Total Non-Strategic	73,157	75,883
Corporate:
Nonperforming loans (c)	1,687	1,707
Total Corporate	1,687	1,707
Total nonperforming assets (c) (d)	$207,519	$175,464
NM - Not meaningful.

(a)	Ratio is total allowance divided by annualized net charge-offs.

(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

(c)	Excludes loans that are 90 or more days past due and still accruing interest.

(d)	Excludes OREO from government-insured mortgages.

	As of March 31		As of December 31
	2019		2018
Loans and commitments:
Total period-end loans, net of unearned income	$27,990,048		$27,535,532
Potential problem assets (a)	270,358		316,952
Loans 30 to 89 days past due	38,577		42,703
Loans 90 days past due (b) (c)	25,116		32,461
Loans held-for-sale 30 to 89 days past due (c)	4,750		5,790
Loans held-for-sale 30 to 89 days past due—guaranteed portion (c) (d)	4,492		4,848
Loans held-for-sale 90 days past due (c)	5,779		7,368
Loans held-for-sale 90 days past due—guaranteed portion (c) (d)	5,725		7,237
Remaining unfunded commitments	$11,000,219		$10,884,975
Key ratios
Allowance / loans %	0.66%		0.66%
Allowance / NPL	1.02	x	1.22	x
NPA % (e)	0.72%		0.62%
NPL %	0.65%		0.54%

(a)	Includes past due loans.

(b)	Excludes loans classified as held-for-sale.

(c)	Amounts are not included in nonperforming/nonaccrual loans.

(d)	Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $25.1 million on March 31, 2019, compared to $32.5 million on December 31, 2018. Loans 30 to 89 days past due decreased to $38.6 million on March 31, 2019, from $42.7 million on December 31, 2018. The decrease was primarily driven by the home equity portfolio.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio were $270.4 million on March 31, 2019, $317.0 million on December 31, 2018, and $342.4 million on March 31, 2018. The linked-quarter and year-over-year decrease in potential problem assets was due to a couple of credits moving to nonaccrual combined with a net decrease in classified commercial loans. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
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
On March 31, 2019 and December 31, 2018, FHN had $241.6 million and $228.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $24.4 million and $27.7 million, or 10 percent and 12 percent of TDR balances, as of March 31, 2019 and December 31, 2018, respectively. Additionally, FHN had $55.4 million and $57.8 million of HFS loans classified as TDRs as of March 31, 2019 and December 31, 2018, respectively. Total held-to-maturity TDRs increased by $13.4 million with the majority of the increase attributable to commercial loans.
The following table provides a summary of TDRs for the periods ended March 31, 2019 and December 31, 2018:

Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of March 31, 2019	As of December 31, 2018
Held-to-maturity:
Permanent mortgage:
Current	$54,736	$54,114
Delinquent	665	2,367
Non-accrual (a)	13,978	14,365
Total permanent mortgage	69,379	70,846
Consumer real estate:
Current	68,767	68,960
Delinquent	2,916	2,311
Non-accrual (b)	48,270	47,163
Total consumer real estate	119,953	118,434
Credit card and other:
Current	657	665
Delinquent	27	30
Non-accrual	—	—
Total credit card and other	684	695
Commercial loans:
Current	12,939	13,246
Delinquent	—	831
Non-accrual	38,664	24,167
Total commercial loans	51,603	38,244
Total held-to-maturity	$241,619	$228,219
Held-for-sale:
Current	$42,993	$42,574
Delinquent	7,495	10,041
Non-accrual	4,923	5,209
Total held-for-sale	55,411	57,824
Total troubled debt restructurings	$297,030	$286,043

(a)	Balances as of March 31, 2019 and December 31, 2018, include $3.4 million and $3.6 million, respectively, of discharged bankruptcies.

(b)	Balances as of March 31, 2019 and December 31, 2018, include $12.5 million and $13.0 million, respectively, of discharged bankruptcies.
RISK MANAGEMENT
There have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 48 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018.
MARKET RISK MANAGEMENT
There have been no significant changes to FHN’s market risk management practices as described under “Market Risk Management” beginning on page 49 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended March 31, 2019			As of March 31, 2019
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,433	$1,907	$1,018	$1,307
SVaR	8,243	9,629	6,242	8,144
10-day
VaR	3,390	4,280	2,592	3,046
SVaR	21,757	28,086	16,032	21,812

	Three Months Ended March 31, 2018			As of March 31, 2018
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,747	$2,294	$1,148	$2,036
SVaR	9,764	11,918	6,576	10,006
10-day
VaR	3,947	4,589	2,601	3,844
SVaR	27,469	32,304	20,382	29,485

	Year Ended December 31, 2018			As of December 31, 2018
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,728	$2,660	$1,148	$1,878
SVaR	9,191	11,918	6,576	8,881
10-day
VaR	3,735	5,124	2,601	3,258
SVaR	24,762	32,343	16,257	21,621
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of March 31, 2019		As of March 31, 2018		As of December 31, 2018
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$560	$1,412	$1,573	$2,230	$618	$1,514
Credit spread risk	398	726	897	1,638	394	596

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
INTEREST RATE RISK MANAGEMENT
Except as disclosed below, there have been no significant changes to FHN's interest rate risk management practices as described under "Interest Rate Risk Management" beginning on page 51 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2018.

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
Based on a static balance sheet as of March 31, 2019, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances of .8 percent, 1.5 percent, 3.2 percent, and 5.2 percent, respectively compared to base NII. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 1.2 percent. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of .6 percent. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 1.0 percent and 2.7 percent. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
During the past few years, the movement of short-term interest rates higher after a prolonged period of very low interest rates has had an overall positive effect on FHN's NII and NIM. More recently however, competitive pressures have caused FHN’s deposit costs to rise faster than the long-term “through the cycle” assumptions made in its simulation model. Of the many assumptions made in its simulation model, deposit pricing and deposit mix are two that can have a meaningful impact on measured results. For example, in the analysis presented above, interest bearing deposit rates are assumed to increase by 52 basis points in the +100 basis point scenario. If interest bearing deposit costs were to increase 5 percent more than currently assumed in the +100 basis point scenario, the 3.2 percent favorable variance in NII disclosed above for that scenario would decline to a 2.6 percent favorable variance. Similarly, in each interest rate scenario, management makes assumptions about the balance sheet’s deposit mix. In the +100 basis point scenario it is assumed that an additional $750 million moves from non-interest bearing accounts to market rate accounts as compared to the migration assumed in the base case scenario. If that amount were to increase to $1 billion, the 3.2 percent favorable variance in NII disclosed above for that scenario would decline to 2.4 percent.
CAPITAL RISK MANAGEMENT AND ADEQUACY
There have been no significant changes to FHN's capital management practices as described under "Capital Risk Management and Adequacy" on page 52 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2018.
OPERATIONAL RISK MANAGEMENT
There have been no significant changes to FHN's operational risk management practices as described under "Operational Risk Management" beginning on page 52 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2018.
COMPLIANCE RISK MANAGEMENT
There have been no significant changes to FHN's compliance risk management practices as described under "Compliance Risk Management" on page 53 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2018.
CREDIT RISK MANAGEMENT
There have been no significant changes to FHN's credit risk management practices as described under "Credit Risk Management" beginning on page 53 of Exhibit 13 to FHN's Annual Report on Form 10-K for the year ended December 31, 2018.

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

FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($5.5 billion was available at March 31, 2019), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 92 percent on March 31, 2019 compared to 100 percent on December 31, 2018.
FHN also may use unsecured short-term borrowings as a source of liquidity. One source of unsecured borrowings is federal funds purchased from correspondent bank customers. These funds are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings is securities sold under agreements to repurchase transactions accounted for as secured borrowings with Regional Banking’s business customers or Fixed Income’s broker dealer counterparties.
Both FHN and FTBNA may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2014, FTBNA issued $400 million of fixed rate senior notes due in December 2019. In October 2015, FHN issued $500 million of fixed rate senior notes due in December 2020.
Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of March 31, 2019, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank’s total amount available for dividends was $161.8 million as of April 1, 2019. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA declared and paid common dividends to the parent company in the amount of $110.0 million in each quarter to date of 2019 and $420.0 million in 2018. FTBNA declared and paid preferred dividends in first quarter 2019 and each quarter of 2018. Additionally, FTBNA declared preferred dividends in second quarter 2019, payable in July 2019.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Beginning January 1, 2019, the ability to pay dividends for both FHN and FTBNA is restricted if capital ratios fall below regulatory minimums for Common Equity Tier 1, Tier 1, Total Capital ratios plus a 2.5 percent capital conservation buffer or 50 basis points above the capital ratios required to be considered well-capitalized. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.14 per common share on April 1, 2019, and in April 2019 the Board approved a $.14 per common share cash dividend payable on July 1, 2019, to shareholders of record on June 14, 2019. FHN paid a cash dividend of $1,550.00 per preferred share on April 10, 2019, and in

April 2019 the Board approved a $1,550.00 per preferred share cash dividend payable on July 10, 2019, to shareholders of record on June 25, 2019.

CASH FLOWS
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2019 and 2018. The level of cash and cash equivalents decreased $192.5 million during first quarter 2019 compared to a decrease of $19.0 million in first quarter 2018. In 2019, cash used by financing and investing activities was more than cash provided by operating activities. In 2018, cash used by financing and operating activities was more than cash provided by investing activities.
Net cash used in financing activities was $222.2 million in first quarter 2019, largely driven by a decrease in deposits, share repurchases and cash dividends paid during first quarter 2019, somewhat offset by an increase in other short-term borrowings, primarily FFP. Net cash used by investing activities was $92.7 million in first quarter 2019, largely driven by increases in loan balances somewhat offset by a decrease in interest-bearing cash and a net decrease in AFS debt securities, as maturities and sales outpaced purchases. Net cash provided by operating activities was $122.5 million in first quarter 2019 primarily due to net cash inflows of $369.2 million related to fixed income trading activities and favorably driven cash-related net income items, somewhat offset by outflows of $358.6 million related to loans held-for-sale.
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
FH Proprietary Securitization Actions
FHN has potential financial exposure from FH proprietary securitizations outside of the repurchase/make-whole process. Several investors in certificates sued FHN and others starting in 2009, and several underwriters or other counterparties have demanded that FHN indemnify and defend them in securitization lawsuits. The pending suits generally assert that disclosures made to investors in the offering and sale of certificates were legally deficient. A number of those matters have settled or otherwise been resolved. See Note 11 - Contingencies and Other Disclosures for a discussion of certain actions pending in relation to FH proprietary securitizations.
Servicing Obligations
FHN's national servicing business was sold as part of the platform sale in 2008. A significant amount of mortgage servicing rights ("MSR") was sold at that time, and a significant amount was retained. The related servicing activities, including foreclosure and loss mitigation practices, not sold in 2008 were outsourced including a subservicing arrangement initiated in 2011 (the "2011 subservicer"). In fourth quarter 2013 and first quarter 2014, FHN sold and transferred a substantial majority of its remaining servicing obligations and servicing assets (including advances) to the 2011 subservicer. The servicing still retained by FHN is not significant and continues to be subserviced.
As servicer, FHN had contractual obligations to the owners of the loans (primarily GSEs) and securitization trustees to handle billing, custodial, and other tasks related to each loan. Each subservicer undertook to perform those obligations on FHN's behalf during the applicable subservicing period, although FHN legally remained the servicer of record for those loans that were subserviced.
As mentioned in Note 11 - Contingencies and Other Disclosures - FHN has received a notice of indemnification claims from its 2011 subservicer, Nationstar Mortgage LLC, currently doing business as "Mr. Cooper." The notice asserts several categories of indemnity obligations by FHN to Nationstar in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in formal litigation, but litigation in the future is possible.
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
Repurchase and Foreclosure Liability
The repurchase and foreclosure liability is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the DRAs, as well as other whole loans sold, MI rescissions, and loans included in bulk servicing sales effected prior to the DRAs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.

The following table provides a rollforward of the legacy mortgage repurchase liability for the three months ended March 31, 2019 and 2018:
Table 23—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Legacy Mortgage
Beginning balance	$31,623	$33,556
Provision/(provision credit) for repurchase and foreclosure losses	(455)	(72)
Net realized losses	8	6
Balance on March 31	$31,176	$33,490

In April, FHN made a $12.6 million indemnification settlement payment that will reduce the repurchase and foreclosure reserve.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are FHN’s strategic initiatives, changes in the U.S. economy and outlook, government actions affecting interest rates, and potential changes in federal policies including changes to the government's approach to tariffs and the potential impact to our customers. In addition, legacy matters in the non-strategic segment could continue to impact FHN’s quarterly results in ways which are both difficult to predict and unrelated to current operations.
FHN has prioritized expense discipline to include reducing or controlling certain expenses including realization of expense efficiencies from the merger with CBF and investing in revenue-producing activities and critical infrastructure. FHN remains committed to organic growth through customer retention, key hires, targeted incentives, and other traditional means.
Performance by FHN, and the entire U.S. financial services industry, is affected considerably by the overall health of the U.S. economy. The most recent recession ended in 2009. Growth during the economic expansion since 2009 for many years was muted, compared to earlier recoveries, and somewhat inconsistent from one quarter to the next. The economic expansion is over 8 years old and many aspects of the economy have strengthened.
The Federal Reserve raised short-term interest rates by .25 percent four times in 2018 following similar, but less frequent, raises starting in 2015. These actions, along with the recent decline in long-term interest rates have flattened the yield curve. Early in 2019, the Federal Reserve signaled the possibility of pausing further increases in short-term interest rates while economic trends are evaluated. If rates in fact remain stable, the yield curve eventually may steepen, which should benefit FHN; however, in the meantime, various effects on FHN have been and may remain uneven for some time. Moreover, if future economic data shows a risk of lower growth or recession, interest rates may fall, which likely would adversely impact FHN’s net interest margin. Falling and/or moderately volatile interest rates, however, should enhance activity within FHN’s Fixed Income business.
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London InterBank Offered Rate (“LIBOR”), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR as currently operated may not continue after 2021. FHN is not currently able to predict the impact that the transition from LIBOR will have on the Company; however, because FHN has instruments with floating rate terms based on LIBOR, FHN may experience increases in interest, dividends, and other costs relative to these instruments subsequent to 2021. Additionally, the transition from LIBOR could impact or change FHN’s hedge accounting practices. FHN has initiated efforts to 1) develop an inventory of affected loans, securities, and derivatives, 2) evaluate and draft modifications as needed to address loans outstanding at the time of LIBOR retirement, 3) obtain an understanding of the potential effects for applicable securities and derivatives and 4) assess revisions to product pricing structures based on alternative reference rates.
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
Foreclosure Practices
FHN retains exposure for potential deficiencies in servicing related to its legacy servicing business and subservicing arrangements. Further details regarding these legacy matters are provided in "Obligations from Legacy Mortgage Businesses - Servicing Obligations" under "Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations."
CRITICAL ACCOUNTING POLICIES
There have been no significant changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 62 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018.
ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE
Refer to Note 1 – Financial Information for a detail of accounting standards that have been issued but are not currently effective, which section is incorporated into MD&A by this reference.
NON-GAAP INFORMATION
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended March 31
(Dollars in thousands)	2019	2018
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$4,809,235	$4,573,916
Less: Average noncontrolling interest (a)	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624
(A) Total average common equity	$4,418,180	$4,182,861
Less: Average intangible assets (GAAP) (b)	1,584,694	1,568,029
(B) Average Tangible Common Equity (Non-GAAP)	$2,833,486	$2,614,832
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$401,642	$367,531
Ratios
(C)/(A) Return on average common equity (“ROCE”) (GAAP) (c)	9.09%	8.79%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	14.17	14.06

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

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 105 of this report and the subsections entitled “Market Risk Management” beginning on page 105 and “Interest Rate Risk Management” beginning on page 107 of this report, and

(b)	Note 15 to the Consolidated Condensed Financial Statements appearing on pages 48-54 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018, including in particular the section entitled “Risk Management” beginning on page 48 of that Report and the subsections entitled “Market Risk Management” beginning on page 49 and “Interest Rate Risk Management” beginning on page 51 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 150-156 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The “Contingencies” section of Note 11 to the Consolidated Condensed Financial Statements beginning on page 36 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)
The "Common Stock Purchase Programs” section including tables 9(a) and 9(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 88 of this report, is incorporated herein by reference.

Items 3 and 4

Not applicable

Item 5	Other Information
In the first quarter of 2019 there were no material amendments to the procedures, described in FHN's 2019 Proxy Statement under the caption "Shareholder Recommendations of Director Nominees; Shareholder Nominations," by which security holders may recommend nominees to FHN's Board of Directors.
In January 2019, FHN's Board of Directors amended FHN's bylaws to create a new process, if certain conditions are met, for a shareholder to nominate a person for election to the Board in advance of an annual meeting and to require FHN to include that nomination in FHN's annual meeting proxy statement. Additional information regarding this process is available in FHN's 2019 Proxy Statement under the captions: "Shareholder Recommendations of Director Nominees; Shareholder Nominations" and "Shareholder Proposal and Nomination Deadlines," which information is incorporated herein by reference.

Item 6.	Exhibits
(a) Exhibits

In the Exhibit Table below: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; and the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this Report or as a separate disclosure document.
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

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Referenced to
					Form	Exh No	Filing Date
3.1	Bylaws of First Horizon National Corporation, as amended and restated effective January 29, 2019, incorporated by reference to Exhibit 3.1 to FHN’s Current Report on Form 8-K dated January 29, 2019.				8-K	3.1	1/29/2019
4
FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1	Form of Grant Notice for Executive Performance Stock Units [2019]	X	X
10.2	Form of Grant Notice for Executive Stock Options [2019]	X	X
10.3	Form of Grant Notice for Executive Restricted Stock Units [2019]	X	X
10.4	Sections of Director Policy pertaining to compensation [revised April 2019]	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Condensed Statements of Condition at March 31, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2019 and 2018; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018; (iv) Consolidated Condensed Statements of Equity for the Three Months Ended March 31, 2019 and 2018; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018; (vi) Notes to Consolidated Condensed Financial Statements.
X
101. INS	XBRL Instance Document	X
101. SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101. PRE	XBRL Taxonomy Extension Presentation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: May 8, 2019	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)