Form 10-Q
period 2019-06-30
FIRST HORIZON NATIONAL CORP
filed 2019-08-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-15185
____________________________________
First Horizon National Corporation
(Exact name of registrant as specified in its charter)
 ______________________________________

TN		62-0803242
(State or other jurisdiction incorporation of organization)		(IRS Employer Identification No.)

165 Madison Avenue
Memphis,	Tennessee	38103
(Address of principal executive office)		(Zip Code)
(Registrant’s telephone number, including area code) (901) 523-4444

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
$0.625 Par Value Common Capital Stock	FHN	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in	FHN PR A	New York Stock Exchange LLC
a share of Non-Cumulative Perpetual Preferred Stock, Series A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2019
Common Stock, $.625 par value	312,478,071

FIRST HORIZON NATIONAL CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)	December 31
	June 30
(Dollars in thousands, except per share amounts)	2019	2018
Assets:
Cash and due from banks	$596,081	$781,291
Federal funds sold	50,705	237,591
Securities purchased under agreements to resell (Note 16)	602,919	386,443
Total cash and cash equivalents	1,249,705	1,405,325
Interest-bearing cash	593,180	1,277,611
Trading securities	1,668,942	1,448,168
Loans held-for-sale (a)	447,106	679,149
Securities available-for-sale (Note 3)	4,415,609	4,626,470
Securities held-to-maturity (Note 3)	10,000	10,000
Loans, net of unearned income (Note 4) (b)	29,712,810	27,535,532
Less: Allowance for loan losses (Note 5)	192,749	180,424
Total net loans	29,520,061	27,355,108
Goodwill (Note 6)	1,432,787	1,432,787
Other intangible assets, net (Note 6)	142,612	155,034
Fixed income receivables	147,574	38,861
Premises and equipment, net (June 30, 2019 and December 31, 2018 include $18.4 million and $19.6 million, respectively, classified as held-for-sale)	454,271	494,041
Other real estate owned (“OREO”) (c)	19,286	25,290
Derivative assets (Note 15)	185,521	81,475
Other assets	1,885,116	1,802,939
Total assets	$42,171,770	$40,832,258
Liabilities and equity:
Deposits:
Savings	$11,555,377	$12,064,072
Time deposits, net	4,398,526	4,105,777
Other interest-bearing deposits	8,267,667	8,371,826
Interest-bearing	24,221,570	24,541,675
Noninterest-bearing	8,086,748	8,141,317
Total deposits	32,308,318	32,682,992
Federal funds purchased	666,007	256,567
Securities sold under agreements to repurchase (Note 16)	764,308	762,592
Trading liabilities	558,347	335,380
Other short-term borrowings	865,347	114,764
Term borrowings	1,186,646	1,170,963
Fixed income payables	66,369	9,572
Derivative liabilities (Note 15)	88,485	133,713
Other liabilities	741,862	580,335
Total liabilities	37,245,689	36,046,878
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on June 30, 2019 and December 31, 2018)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 312,478,071 on June 30, 2019 and 318,573,400 on December 31, 2018)	195,299	199,108
Capital surplus	2,941,696	3,029,425
Undivided profits	1,660,520	1,542,408
Accumulated other comprehensive loss, net (Note 9)	(262,489)	(376,616)
Total First Horizon National Corporation Shareholders’ Equity	4,630,650	4,489,949
Noncontrolling interest	295,431	295,431
Total equity	4,926,081	4,785,380
Total liabilities and equity	$42,171,770	$40,832,258
See accompanying notes to consolidated condensed financial statements.

(a)	June 30, 2019 and December 31, 2018 include $6.7 million and $8.4 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)	June 30, 2019 and December 31, 2018 include $17.3 million and $28.6 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.

(c)	June 30, 2019 and December 31, 2018 include $8.2 million and $9.7 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$352,112	$323,974	$684,050	$623,467
Interest on investment securities available-for-sale	31,247	32,634	63,090	65,481
Interest on investment securities held-to-maturity	132	132	263	263
Interest on loans held-for-sale	8,128	11,228	18,005	23,372
Interest on trading securities	13,154	14,742	26,702	29,150
Interest on other earning assets	7,316	5,101	20,594	9,433
Total interest income	412,089	387,811	812,704	751,166
Interest expense:
Interest on deposits:
Savings	36,806	25,600	76,720	40,500
Time deposits	22,439	11,236	42,693	20,761
Other interest-bearing deposits	19,757	11,913	41,799	22,521
Interest on trading liabilities	3,756	4,790	6,572	9,914
Interest on short-term borrowings	11,038	10,110	17,782	20,152
Interest on term borrowings	14,683	13,230	29,020	25,213
Total interest expense	108,479	76,879	214,586	139,061
Net interest income	303,610	310,932	598,118	612,105
Provision/(provision credit) for loan losses	13,000	—	22,000	(1,000)
Net interest income after provision/(provision credit) for loan losses	290,610	310,932	576,118	613,105
Noninterest income:
Fixed income	66,414	37,697	120,163	83,203
Deposit transactions and cash management	32,374	36,083	63,995	72,067
Brokerage, management fees and commissions	14,120	13,740	26,753	27,223
Trust services and investment management	7,888	8,132	14,914	15,409
Bankcard income	6,355	7,195	13,307	13,990
Bank-owned life insurance ("BOLI")	5,126	5,773	9,528	9,766
Debt securities gains/(losses), net (Note 3 and Note 9)	(267)	—	(267)	52
Equity securities gains/(losses), net (Note 3)	316	31	347	65
All other income and commissions (Note 8)	25,667	18,874	50,298	41,767
Total noninterest income	157,993	127,525	299,038	263,542
Adjusted gross income after provision/(provision credit) for loan losses	448,603	438,457	875,156	876,647
Noninterest expense:
Employee compensation, incentives, and benefits	171,643	165,890	349,568	337,144
Occupancy	20,719	22,503	41,412	42,954
Computer software	15,001	15,123	30,140	30,255
Operations services	11,713	14,653	23,201	30,214
Professional fees	11,291	15,415	23,590	27,687
Equipment rentals, depreciation, and maintenance	8,375	10,708	17,204	20,726
Communications and courier	7,380	7,530	13,833	15,762
Legal fees	6,486	2,784	9,317	5,129
Amortization of intangible assets	6,206	6,460	12,422	12,934
Advertising and public relations	5,574	5,070	12,816	8,669
FDIC premium expense	4,247	9,978	8,520	18,592
Contract employment and outsourcing	3,078	5,907	6,449	9,960
Repurchase and foreclosure provision/(provision credit)	(530)	(252)	(985)	(324)
All other expense (Note 8)	29,211	50,999	48,997	86,331
Total noninterest expense	300,394	332,768	596,484	646,033
Income/(loss) before income taxes	148,209	105,689	278,672	230,614
Provision/(benefit) for income taxes	34,467	19,697	61,525	49,628
Net income/(loss)	$113,742	$85,992	$217,147	$180,986
Net income attributable to noncontrolling interest	2,852	2,852	5,672	5,672
Net income/(loss) attributable to controlling interest	$110,890	$83,140	$211,475	$175,314
Preferred stock dividends	1,550	1,550	3,100	3,100
Net income/(loss) available to common shareholders	$109,340	$81,590	$208,375	$172,214
Basic earnings/(loss) per share (Note 10)	$0.35	$0.25	$0.66	$0.53
Diluted earnings/(loss) per share (Note 10)	$0.35	$0.25	$0.66	$0.52
Weighted average common shares (Note 10)	314,063	325,153	315,740	325,817
Diluted average common shares (Note 10)	315,786	328,426	317,720	329,353
Cash dividends declared per common share	$0.14	$0.12	$0.28	$0.24

Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2019	2018	2019	2018
Net income/(loss)	$113,742	$85,992	$217,147	$180,986
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	48,192	(21,094)	96,807	(80,637)
Net unrealized gains/(losses) on cash flow hedges	8,909	(2,994)	14,296	(11,787)
Net unrealized gains/(losses) on pension and other postretirement plans	1,561	2,059	3,024	3,346
Other comprehensive income/(loss)	58,662	(22,029)	114,127	(89,078)
Comprehensive income	172,404	63,963	331,274	91,908
Comprehensive income attributable to noncontrolling interest	2,852	2,852	5,672	5,672
Comprehensive income attributable to controlling interest	$169,552	$61,111	$325,602	$86,236
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$15,819	$(6,924)	$31,777	$(26,471)
Net unrealized gains/(losses) on cash flow hedges	2,924	(983)	4,692	(3,870)
Net unrealized gains/(losses) on pension and other postretirement plans	513	676	993	1,098
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

Six months ended June 30, 2019
(Dollars and shares in thousands, except per share data) (unaudited)	Common Shares	Total	Preferred Stock	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest
Balance, December 31, 2018	318,573	$4,785,380	$95,624	$199,108	$3,029,425	$1,542,408	$(376,616)	$295,431
Adjustment to reflect adoption of ASU 2016-02	—	(1,011)	—	—	—	(1,011)	—	—
Beginning balance, as adjusted	318,573	4,784,369	95,624	199,108	3,029,425	1,541,397	(376,616)	295,431
Net income/(loss)	—	103,405	—	—	—	100,585	—	2,820
Other comprehensive income/(loss)	—	55,465	—	—	—	—	55,465	—
Comprehensive income/(loss)	—	158,870	—	—	—	100,585	55,465	2,820
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.14 per share)	—	(44,864)	—	—	—	(44,864)	—	—
Common stock repurchased (b)	(3,594)	(53,436)	—	(2,246)	(51,190)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	382	520	—	239	281	—	—	—
Stock-based compensation expense	—	5,432	—	—	5,432	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,820)	—	—	—	—	—	(2,820)
Balance, March 31, 2019	315,361	$4,846,521	$95,624	$197,101	$2,983,948	$1,595,568	$(321,151)	$295,431
Net income/(loss)	—	113,742	—	—	—	110,890	—	2,852
Other comprehensive income/(loss)	—	58,662	—	—	—	—	58,662	—
Comprehensive income/(loss)	—	172,404	—	—	—	110,890	58,662	2,852
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.14 per share)	—	(44,388)	—	—	—	(44,388)	—	—
Common stock repurchased (b)	(3,654)	(52,222)	—	(2,284)	(49,938)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	771	2,944	—	482	2,462	—	—	—
Stock-based compensation expense	—	5,224	—	—	5,224	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,852)	—	—	—	—	—	(2,852)
Balance, June 30, 2019	312,478	$4,926,081	$95,624	$195,299	$2,941,696	$1,660,520	$(262,489)	$295,431

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	Includes $51.5 million and $50.2 million repurchased under share repurchase programs in first and second quarter 2019, respectively.

Six months ended June 30, 2018
(Dollars and shares in thousands, except per share data) (unaudited)	Common Shares	Total	Preferred Stock	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest
Balance, December 31, 2017	326,736	$4,580,488	$95,624	$204,211	$3,147,613	$1,102,888	$(265,279)	$295,431
Adjustment to reflect adoption of ASU 2018-02	—	—	—	—	—	57,546	(57,546)	—
Balance, December 31, 2017, as adjusted	326,736	4,580,488	95,624	204,211	3,147,613	1,160,434	(322,825)	295,431
Adjustment to reflect adoption of ASU 2016-01 and 2017-12	—	67	—	—	—	278	(211)	—
Beginning balance, as adjusted	326,736	4,580,555	95,624	204,211	3,147,613	1,160,712	(323,036)	295,431
Net income/(loss)	—	94,994	—	—	—	92,174	—	2,820
Other comprehensive income/(loss)	—	(67,049)	—	—	—	—	(67,049)	—
Comprehensive income/(loss)	—	27,945	—	—	—	92,174	(67,049)	2,820
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.12 per share)	—	(39,681)	—	—	—	(39,681)	—	—
Common stock repurchased	(110)	(2,185)	—	(70)	(2,115)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	569	4,376	—	356	4,020	—	—	—
Acquisition equity adjustment	(1)	(18)	—	(1)	(17)	—	—	—
Stock-based compensation expense	—	5,906	—	—	5,906	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,820)	—	—	—	—	—	(2,820)
Balance, March 31, 2018	327,194	$4,572,528	$95,624	$204,496	$3,155,407	$1,211,655	$(390,085)	$295,431
Net income/(loss)	—	85,992	—	—	—	83,140	—	2,852
Other comprehensive income/(loss)	—	(22,029)	—	—	—	—	(22,029)	—
Comprehensive income/(loss)	—	63,963	—	—	—	83,140	(22,029)	2,852
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.12 per share)	—	(39,176)	—	—	—	(39,176)	—	—
Common stock repurchased	(138)	(2,606)	—	(86)	(2,520)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	328	45	—	205	(160)	—	—	—
Acquisition equity adjustment	(2,374)	(46,017)	—	(1,483)	(44,534)	—	—	—
Stock-based compensation expense	—	5,547	—	—	5,547	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,852)	—	—	—	—	—	(2,852)
Other	(7)	(133)	—	(5)	(128)	—	—	—
Balance, June 30, 2018	325,003	$4,549,749	$95,624	$203,127	$3,113,612	$1,254,069	$(412,114)	$295,431
Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2019	2018
Operating Activities
Net income/(loss)	$217,147	$180,986
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	22,000	(1,000)
Provision/(benefit) for deferred income taxes	60,943	38,030
Depreciation and amortization of premises and equipment	22,564	23,761
Amortization of intangible assets	12,422	12,934
Net other amortization and accretion	(2,542)	(8,945)
Net (increase)/decrease in derivatives	(119,415)	(13,735)
Fair value adjustment on interest-only strips	1,399	(1,296)
(Gains)/losses and write-downs on OREO, net	(304)	167
Litigation and regulatory matters	(8,330)	688
Stock-based compensation expense	10,656	11,453
Gain on sale and pay down of held-to-maturity loans	(1,105)	—
Equity securities (gains)/losses, net	(347)	(65)
Debt securities (gains)/losses, net	267	(52)
Net (gains)/losses on sale/disposal of fixed assets	19,182	(1,614)
(Gain)/loss on BOLI	(2,578)	(2,250)
Loans held-for-sale:
Purchases and originations	(1,003,375)	(1,132,675)
Gross proceeds from settlements and sales (a)	361,895	524,195
(Gain)/loss due to fair value adjustments and other	36,138	(8,119)
Net (increase)/decrease in:
Trading securities	581,187	366,476
Fixed income receivables	(108,713)	545
Interest receivable	(6,120)	(9,721)
Other assets	7,394	33,626
Net increase/(decrease) in:
Trading liabilities	222,967	105,206
Fixed income payables	56,797	(34,257)
Interest payable	12,435	3,773
Other liabilities	(45,278)	(44,228)
Total adjustments	130,139	(137,103)
Net cash provided/(used) by operating activities	347,286	43,883
Investing Activities
Available-for-sale securities:
Sales	171,423	13,104
Maturities	339,315	320,631
Purchases	(144,534)	(254,992)
Premises and equipment:
Sales	8,157	6,566
Purchases	(12,487)	(25,050)
Proceeds from sales of OREO	9,651	17,513
Proceeds from sale and pay down of loans classified as held-to-maturity	20,100	—
Proceeds from BOLI	8,945	7,630
Net (increase)/decrease in:
Loans	(2,183,862)	(18,465)
Interests retained from securitizations classified as trading securities	298	567
Interest-bearing cash	684,431	434,966
Cash paid related to divestitures	—	(27,599)
Cash paid/(received) for acquisitions, net	—	(46,017)
Net cash provided/(used) by investing activities	(1,098,563)	428,854
Financing Activities
Common stock:
Stock options exercised	3,464	4,420
Cash dividends paid	(83,711)	(60,752)
Repurchase of shares (b)	(105,658)	(4,790)

Cash dividends paid - preferred stock - noncontrolling interest	(5,703)	(5,703)
Cash dividends paid - Series A preferred stock	(3,100)	(3,100)
Term borrowings:
Payments/maturities	(1,180)	(5,221)
Increases in restricted and secured term borrowings	4,481	20,965
Net increase/(decrease) in:
Deposits	(374,675)	387,394
Short-term borrowings	1,161,739	(780,976)
Net cash provided/(used) by financing activities	595,657	(447,763)
Net increase/(decrease) in cash and cash equivalents	(155,620)	24,974
Cash and cash equivalents at beginning of period	1,405,325	1,452,046
Cash and cash equivalents at end of period	$1,249,705	$1,477,020
Supplemental Disclosures
Total interest paid	$200,625	$133,791
Total taxes paid	14,842	12,497
Total taxes refunded	27,742	830
Transfer from loans to OREO	3,343	4,010
Transfer from loans HFS to trading securities	802,259	600,168
Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a) 2018 includes $107.4 million related to the sale of approximately $120 million UPB of subprime auto loans. See Note 2- Acquisitions and Divestitures for additional information.
(b) 2019 includes $101.7 million repurchased under share repurchase programs.

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

Contract Balances. As of June 30, 2019, accounts receivable related to products and services on non-interest income were $9.1 million. For the three and six months ended June 30, 2019, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Condensed Statements of Condition as of June 30, 2019.

Transaction Price Allocated to Remaining Performance Obligations. For the three and six months ended June 30, 2019, revenue recognized from performance obligations related to prior periods was not material.

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which makes several revisions and clarifications to the accounting for these items. The revisions related to ASU 2016-03 (Topic 326) are discussed below. ASU 2019-04 clarifies several aspects of fair hedge accounting, including the application to partial term fair value hedges. ASU 2019-04 provides an election regarding the timing for amortization of basis adjustments to hedged items in fair value hedges, indicating that amortization may, but is not required to, commence prior to the end of the hedge relationship. ASU 2019-04 also provides additional guidance related to the application of the hypothetical derivative method and first-payments-received method in cash flow hedges. Further, ASU 2019-04 indicates that remeasurement of an equity security without a readily determinable fair value when an orderly transaction is identified for an identical or similar investment of the same issuer represents a non-recurring fair value measurement and the related disclosure requirements apply to the remeasurement event. The hedging updates are effective at the beginning of the first annual reporting period after issuance with early adoption permitted. The financial instruments measurement and disclosure changes are effective for fiscal years and interim periods beginning after December 15, 2019 with early adoption permitted. FHN early adopted these portions of ASU 2019-04 in second quarter 2019 and the effects were not significant based on its existing accounting practices.

Accounting Changes Issued but Not Currently Effective

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

Note 1 – Financial Information (Continued)

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

ASU 2016-13 also revises the recognition of credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”). For PCD assets, the initial allowance for credit losses is added to the purchase price. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for PCD assets. Interest income for PCD assets will be recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. Currently, credit losses for purchased credit-impaired assets are included in the initial basis of the assets with subsequent declines in credit resulting in expense while subsequent improvements in credit are reflected as an increase in the future yield from the assets. For non-PCD assets, expected credit losses will be recognized through earnings upon acquisition and the entire premium or discount will be accreted to interest income over the remaining life of the loan.

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

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. FHN continues to evaluate the impact of ASU 2016-13, and is not currently able to reasonably estimate the impact the adoption will have on its consolidated financial position, results of operations, or cash flows. Adoption of ASU 2016-13 is likely to lead to significant changes in accounting policies and procedures related to FHN’s ALLL, and it is possible that the impact of the adoption could be material to FHN’s consolidated financial position and results of operations. To date, the Company has, selected a software solution to serve as its CECL platform, completed model development activities, is finalizing model and accounting policy documentation including portfolio segmentation and measurement methodologies, is in the process of implementing the model platform, and assessing impacts to operational processes and internal controls. FHN intends to perform parallel calculations and analysis in the latter half of 2019.

FHN has assessed several asset classes that are within the scope of CECL and determined that the adoption effects for the change in measurement of credit risk will be minimal for these classes. This includes Fed funds sold which have no history of credit losses due to their short (typically overnight) duration and counterparty risk assessment processes. This also includes securities borrowed and securities purchased under agreements to resell which have collateral maintenance agreements that incorporate master netting provisions resulting in minimal uncollateralized positions as of any date as evidenced by the disclosures provided in Note 16 - Master Netting and Similar Agreements-Repurchase, Reverse Repurchase, and Securities Borrowing Transactions. Additionally, FHN has also evaluated the composition of its AFS securities and determined that the changes in ASU 2016-13 will not have a significant effect on the current portfolio.

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

Note 1 – Financial Information (Continued)

dependent financial assets, the allowance for credit losses that is added to the amortized cost basis should not exceed amounts previously written off.

ASU 2019-04 also makes several changes when a discounted cash flow approach is used to measure expected credit losses. ASU 2019-04 removes ASU 2016-03’s prohibition of using projections of future interest rate environments when using a discounted cash flow method to measure expected credit losses on variable-rate financial instruments. If an entity uses projections or expectations of future interest rate environments in estimating expected cash flows, the same assumptions should be used in determining the effective interest rate used to discount those expected cash flows. The effective interest rate should also be adjusted to consider the effects of expected prepayments on the timing of expected future cash flows. ASU 2019-04 provides an election to adjust the effective interest rate used in discounting expected cash flows to isolate credit risk in measuring the allowance for credit losses. Further, the discount rate should not be adjusted for subsequent changes in expected prepayments if a financial asset is restructured in a troubled debt restructuring.

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

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses, Targeted Transition Relief,” which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis that are in the scope of ASU 2016-13, applied on an instrument-by-instrument basis. The fair value option election does not apply to held-to-maturity debt securities. The effective date and transition requirements for ASU 2019-05 are consistent with the requirements for ASU 2016-13. FHN is evaluating the accounting and disclosure requirements for applying the fair value option in comparison to the requirements for applying CECL for certain in-scope asset classes other than loans.

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
Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.
Total merger and integration expense recognized for the three and six months ended June 30, 2019 and 2018 are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Professional fees (a)	$4,478	$8,991	$6,345	$14,624
Employee compensation, incentives and benefits (b)	1,472	3,849	2,989	9,086
Contract employment and outsourcing (c)	17	1,703	17	3,102
Occupancy (d)	1,505	2,229	1,623	2,259
Miscellaneous expense (e)	79	3,099	1,148	5,133
All other expense (f)	1,096	23,245	2,185	40,286
Total	$8,647	$43,116	$14,307	$74,490

Certain previously reported amounts have been reclassified to agree with current presentation.
(a) Primarily comprised of fees for legal, accounting, and merger consultants.
(b) Primarily comprised of fees for severance and retention.
(c) Primarily relates to fees for temporary assistance for merger and integration activities.
(d) Primarily relates to expenses associated with lease exits.
(e) Consists of fees for operations services, communications and courier, equipment rentals, depreciation, and maintenance, supplies, travel and entertainment, computer software, and advertising and public relations.
(f) Primarily relates to contract termination charges, lease buyouts, costs of shareholder matters and asset impairments related to the integration, as well as other miscellaneous expenses.
In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate. In April 2019, FHN sold a subsidiary acquired as part of the CBF acquisition, that did not fit within FHN's risk profile. The sale resulted in the removal of approximately $25 million UPB of subprime consumer loans from Loans held-for-sale on FHN's Consolidated Condensed Statements of Condition.

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	2,210,044	23,007	(5,049)	2,228,002
Government agency issued collateralized mortgage obligations (“CMO”)	1,870,508	11,745	(8,388)	1,873,865
Other U.S. government agencies	203,856	3,833	—	207,689
Corporates and other debt	40,158	404	(136)	40,426
States and municipalities	45,181	2,556	(2)	47,735
	$4,369,847	$41,545	$(13,575)	4,397,817
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				17,792
Total securities available-for-sale (b)				$4,415,609
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(77)	$9,923
Total securities held-to-maturity	$10,000	$—	$(77)	$9,923

(a)	SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value for additional information.

(b)	Includes $3.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(2)	$98
Government agency issued MBS	2,473,687	4,819	(58,400)	2,420,106
Government agency issued CMO	2,006,488	888	(48,681)	1,958,695
Other U.S. government agencies	149,050	809	(73)	$149,786
Corporates and other debt	55,383	388	(461)	55,310
State and municipalities	32,473	314	(214)	32,573
	$4,717,181	$7,218	$(107,831)	4,616,568
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				9,902
Total securities available-for-sale (b)				$4,626,470
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(157)	$9,843
Total securities held-to-maturity	$10,000	$—	$(157)	$9,843

(a)	SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.

(b)	Includes $3.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity debt securities portfolios on June 30, 2019 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$—	$—
After 1 year; within 5 years	—	—	244,114	248,270
After 5 years; within 10 years	10,000	9,923	755	4,036
After 10 years	—	—	44,426	61,436
Subtotal	10,000	9,923	289,295	313,742
Government agency issued MBS and CMO (a)	—	—	4,080,552	4,101,867
Total	$10,000	$9,923	$4,369,847	$4,415,609

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Gross gains on sales of securities	$—	$—	$—	$52
Gross (losses) on sales of securities	(267)	—	(267)	—
Net gain/(loss) on sales of securities (a)	$(267)	$—	$(267)	$52

(a)	Cash proceeds for the three and six months ended June 30, 2019 were $171.4 million. Cash proceeds for the three and six months ended June 30, 2018 were not material.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$100	$—	$100	$—
Government agency issued MBS	2,284	(24)	515,618	(5,025)	517,902	(5,049)
Government agency issued CMO	—	—	703,604	(8,388)	703,604	(8,388)
Corporates and other debt	—	—	25,184	(136)	25,184	(136)
States and municipalities	1,937	(2)	—	—	1,937	(2)
Total temporarily impaired securities	$4,221	$(26)	$1,244,506	$(13,549)	$1,248,727	$(13,575)

Note 3 – Investment Securities (Continued)

	As of December 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$98	$(2)	$98	$(2)
Government agency issued MBS	597,008	(12,335)	1,537,106	(46,065)	2,134,114	(58,400)
Government agency issued CMO	290,863	(2,860)	1,560,420	(45,821)	1,851,283	(48,681)
Other U.S. government agencies	29,776	(73)	—	—	29,776	(73)
Corporates and other debt	25,114	(344)	15,008	(117)	40,122	(461)
States and municipalities	17,292	(214)	—	—	17,292	(214)
Total temporarily impaired securities	$960,053	$(15,826)	$3,112,632	$(92,005)	$4,072,685	$(107,831)

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
The carrying amount of equity investments without a readily determinable fair value was $26.3 million and $21.3 million at June 30, 2019 and December 31, 2018, respectively. The year-to-date 2019 and 2018 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $1.2 million and $.7 million were recognized in the three months ended June 30, 2019 and 2018, respectively and $4.6 million and $1.1 million were recognized in the six months ended June 30, 2019 and 2018, respectively, for equity investments with readily determinable fair values.

Note 4 – Loans
The following table provides the balance of loans, net of unearned income, by portfolio segment as of June 30, 2019 and December 31, 2018:

	June 30	December 31
(Dollars in thousands)	2019	2018
Commercial:
Commercial, financial, and industrial	$19,054,269	$16,514,328
Commercial real estate	3,861,031	4,030,870
Consumer:
Consumer real estate (a)	6,110,082	6,249,516
Permanent mortgage	193,052	222,448
Credit card & other	494,376	518,370
Loans, net of unearned income	$29,712,810	$27,535,532
Allowance for loan losses	192,749	180,424
Total net loans	$29,520,061	$27,355,108

(a)
Balances as of June 30, 2019 and December 31, 2018, include $13.5 million and $16.2 million of restricted real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.

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
Concentrations
FHN has a concentration of residential real estate loans (21 percent of total loans), the majority of which is in the consumer real estate segment (20 percent of total loans). Loans to finance and insurance companies total $2.7 billion (14 percent of the C&I portfolio, or 9 percent of the total loans). FHN had loans to mortgage companies totaling $3.8 billion (20 percent of the C&I segment, or 13 percent of total loans) as of June 30, 2019. As a result, 34 percent of the C&I segment is sensitive to impacts on the financial services industry.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$13,782	$15,323	$13,375	$15,623
Accretion	(1,473)	(2,607)	(3,146)	(4,744)
Adjustment for payoffs	(253)	(1,107)	(715)	(1,719)
Adjustment for charge-offs	(79)	(373)	(255)	(924)
Increase/(decrease) in accretable yield (a)	(54)	3,481	2,664	6,659
Disposal	—	(214)	—	(240)
Other	(323)	(29)	(323)	(181)
Balance, end of period	$11,600	$14,474	$11,600	$14,474

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing and amounts of the cash flows.
At June 30, 2019, the ALLL related to PCI loans was $2.0 million compared to $4.0 million at December 31, 2018. A loan loss provision credit related to PCI loans of $1.4 million was recognized during the three months ended June 30, 2019, as compared to a loan loss provision expense of $1.8 million recognized during the three months ended June 30, 2018. A loan loss provision credit related to PCI loans of $1.8 million was recognized during the six months ended June 30, 2019, as compared to a loan loss provision expense of $2.6 million recognized during the six months ended June 30, 2018.
The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$32,865	$34,869	$38,873	$44,259
Commercial real estate	7,347	8,122	15,197	17,232
Consumer real estate	25,752	28,847	30,723	34,820
Credit card and other	846	1,021	1,627	1,879
Total	$66,810	$72,859	$86,420	$98,190

Note 4 – Loans (Continued)

Impaired Loans
The following tables provide information at June 30, 2019 and December 31, 2018, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPS valuation allowance have been excluded.

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$66,045	$69,519	$—	$42,902	$45,387	$—
Loans to mortgage companies	37,256	41,216	—	—	—	—
Income CRE	1,440	1,440	—	1,589	1,589	—
Total	$104,741	$112,175	$—	$44,491	$46,976	$—
Consumer:
HELOC (a)	$6,377	$13,178	$—	$8,645	$16,648	$—
R/E installment loans (a)	5,565	6,489	—	4,314	4,796	—
Permanent mortgage (a)	2,894	4,930	—	3,601	6,003	—
Total	$14,836	$24,597	$—	$16,560	$27,447	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$9,733	$9,732	$7,559	$2,802	$2,802	$149
TRUPS	2,774	3,700	925	2,888	3,700	925
Income CRE	337	337	—	377	377	—
Total	$12,844	$13,769	$8,484	$6,067	$6,879	$1,074
Consumer:
HELOC	$61,702	$64,924	$8,247	$66,482	$69,610	$11,241
R/E installment loans	42,112	43,142	5,832	38,993	39,851	6,743
Permanent mortgage	63,792	74,005	8,176	67,245	78,010	9,419
Credit card & other	699	699	442	695	695	337
Total	$168,305	$182,770	$22,697	$173,415	$188,166	$27,740
Total commercial	$117,585	$125,944	$8,484	$50,558	$53,855	$1,074
Total consumer	$183,141	$207,367	$22,697	$189,975	$215,613	$27,740
Total impaired loans	$300,726	$333,311	$31,181	$240,533	$269,468	$28,814

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	Three Months Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$67,337	$178	$24,825	$183	$61,552	$357	$20,389	$358
Loans to mortgage companies	18,628	—	—	—	9,314	—	—	—
Income CRE	1,481	13	1,665	13	1,518	27	1,228	25
Residential CRE	—	—	500	—	—	—	374	—
Total	$87,446	$191	$26,990	$196	$72,384	$384	$21,991	$383
Consumer:
HELOC (a)	$6,462	$—	$9,034	$—	$7,030	$—	$9,145	$—
R/E installment loans (a)	5,738	—	3,553	—	5,425	—	3,733	—
Permanent mortgage (a)	3,172	—	4,749	—	3,348	—	4,983	—
Total	$15,372	$—	$17,336	$—	$15,803	$—	$17,861	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$10,760	$—	$8,850	$—	$9,026	$—	$15,870	$—
TRUPS	2,806	—	3,005	—	2,835	—	3,026	—
Income CRE	347	—	—	—	357	9	403	—
Residential CRE	—	—	—	—	—	—	199	—
Total	$13,913	$—	$11,855	$—	$12,218	$9	$19,498	$—
Consumer:
HELOC	$62,623	$504	$70,789	$578	$63,819	$1,026	$71,222	$1,155
R/E installment loans	43,031	272	40,280	251	42,251	542	41,195	518
Permanent mortgage	64,861	543	74,227	574	65,724	1,095	75,976	1,152
Credit card & other	692	4	653	3	691	9	650	6
Total	$171,207	$1,323	$185,949	$1,406	$172,485	$2,672	$189,043	$2,831
Total commercial	$101,359	$191	$38,845	$196	$84,602	$393	$41,489	$383
Total consumer	$186,579	$1,323	$203,285	$1,406	$188,288	$2,672	$206,904	$2,831
Total impaired loans	$287,938	$1,514	$242,130	$1,602	$272,890	$3,065	$248,393	$3,214

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.
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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$644,320	$—	$—	$12,771	$—	$657,091	3%	$77
2	784,770	—	—	7,498	22	792,290	3	214
3	714,521	1,005,546	3,314	381,343	715	2,105,439	9	313
4	1,323,078	783,813	35,786	392,617	425	2,535,719	11	891
5	2,039,017	625,650	80,765	946,927	20,306	3,712,665	16	10,548
6	2,372,435	762,708	33,815	661,250	12,940	3,843,148	17	11,608
7	2,788,867	215,894	11,446	588,840	37,809	3,642,856	16	20,083
8	1,435,796	234,238	—	258,834	22,247	1,951,115	9	20,579
9	1,235,046	111,728	26,123	229,873	14,096	1,616,866	7	18,284
10	555,544	7,218	18,536	85,578	3,861	670,737	3	9,312
11	414,018	—	12,000	55,898	3,523	485,439	2	10,585
12	196,321	4,861	—	22,436	1,170	224,788	1	5,945
13	213,551	—	5,786	50,113	2,129	271,579	1	8,726
14,15,16	208,110	—	—	37,829	977	246,916	1	22,546
Collectively evaluated for impairment	14,925,394	3,751,656	227,571	3,731,807	120,220	22,756,648	99	139,711
Individually evaluated for impairment	75,778	37,256	2,774	1,777	—	117,585	1	8,484
Purchased credit-impaired loans	33,840	—	—	5,722	1,505	41,067	—	854
Total commercial loans	$15,035,012	$3,788,912	$230,345	$3,739,306	$121,725	$22,915,300	100%	$149,049

Note 4 – Loans (Continued)

	December 31, 2018
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$610,177	$—	$—	$12,586	$—	$622,763	3%	$100
2	835,776	—	—	1,688	29	837,493	4	274
3	782,362	716,971	—	289,594	147	1,789,074	9	315
4	1,223,092	394,862	43,220	563,243	—	2,224,417	11	686
5	1,920,034	277,814	77,751	798,509	14,150	3,088,258	15	8,919
6	1,722,136	365,341	45,609	657,628	33,759	2,824,473	14	8,141
7	2,690,784	96,603	11,446	538,909	26,135	3,363,877	16	16,906
8	1,337,113	53,224	—	265,901	20,320	1,676,558	8	18,545
9	1,472,852	96,292	45,117	455,184	29,849	2,099,294	10	15,454
10	490,795	13,260	18,536	60,803	3,911	587,305	3	8,675
11	311,967	—	—	66,986	788	379,741	2	7,973
12	244,867	9,379	—	82,574	5,717	342,537	2	6,972
13	285,987	—	5,786	55,408	251	347,432	2	10,094
14,15,16	224,853	—	—	28,835	837	254,525	1	23,307
Collectively evaluated for impairment	14,152,795	2,023,746	247,465	3,877,848	135,893	20,437,747	100	126,361
Individually evaluated for impairment	45,704	—	2,888	1,966	—	50,558	—	1,074
Purchased credit-impaired loans	41,730	—	—	12,730	2,433	56,893	—	2,823
Total commercial loans	$14,240,229	$2,023,746	$250,353	$3,892,544	$138,326	$20,545,198	100%	$130,258

(a)	Balances presented net of a $19.1 million valuation allowance as of June 30, 2019, and a $20.2 million valuation allowance as of December 31, 2018.
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
The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	62.4%	72.7%	49.3%	61.4%	71.3%	51.8%
FICO score 720-739	8.1	8.1	7.3	8.5	8.8	7.6
FICO score 700-719	7.6	6.1	10.7	7.6	7.0	10.6
FICO score 660-699	10.6	7.8	17.0	10.9	7.6	14.7
FICO score 620-659	5.0	2.8	7.0	5.1	2.8	6.5
FICO score less than 620 (a)	6.3	2.5	8.7	6.5	2.5	8.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans
The following table reflects accruing and non-accruing loans by class on June 30, 2019:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$14,928,462	$5,269	$270	$14,934,001	$50,152	$999	$16,020	$67,171	$15,001,172
Loans to mortgage companies	3,751,656	—	—	3,751,656	37,256	—	—	37,256	3,788,912
TRUPS (a)	227,571	—	—	227,571	—	—	2,774	2,774	230,345
Purchased credit-impaired loans	30,331	1,701	1,808	33,840	—	—	—	—	33,840
Total commercial (C&I)	18,938,020	6,970	2,078	18,947,068	87,408	999	18,794	107,201	19,054,269
Commercial real estate:
Income CRE	3,728,428	2,556	—	3,730,984	—	—	2,600	2,600	3,733,584
Residential CRE	120,220	—	—	120,220	—	—	—	—	120,220
Purchased credit-impaired loans	7,113	49	65	7,227	—	—	—	—	7,227
Total commercial real estate	3,855,761	2,605	65	3,858,431	—	—	2,600	2,600	3,861,031
Consumer real estate:
HELOC	1,322,636	9,644	7,356	1,339,636	45,734	4,266	6,729	56,729	1,396,365
R/E installment loans	4,652,939	7,554	6,702	4,667,195	13,349	2,596	3,748	19,693	4,686,888
Purchased credit-impaired loans	20,493	2,362	3,974	26,829	—	—	—	—	26,829
Total consumer real estate	5,996,068	19,560	18,032	6,033,660	59,083	6,862	10,477	76,422	6,110,082
Permanent mortgage	170,849	2,691	1,604	175,144	10,199	82	7,627	17,908	193,052
Credit card & other:
Credit card	198,767	1,509	868	201,144	—	—	—	—	201,144
Other	289,376	2,233	266	291,875	101	112	241	454	292,329
Purchased credit-impaired loans	523	309	71	903	—	—	—	—	903
Total credit card & other	488,666	4,051	1,205	493,922	101	112	241	454	494,376
Total loans, net of unearned income	$29,449,364	$35,877	$22,984	$29,508,225	$156,791	$8,055	$39,739	$204,585	$29,712,810

(a) TRUPS is presented net of the valuation allowance of $19.1 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2018:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$14,153,275	$8,234	$102	$14,161,611	$26,325	$5,537	$5,026	$36,888	$14,198,499
Loans to mortgage companies	2,023,746	—	—	2,023,746	—	—	—	—	2,023,746
TRUPS (a)	247,465	—	—	247,465	—	—	2,888	2,888	250,353
Purchased credit-impaired loans	39,433	624	1,673	41,730	—	—	—	—	41,730
Total commercial (C&I)	16,463,919	8,858	1,775	16,474,552	26,325	5,537	7,914	39,776	16,514,328
Commercial real estate:
Income CRE	3,876,229	626	—	3,876,855	30	—	2,929	2,959	3,879,814
Residential CRE	135,861	—	—	135,861	32	—	—	32	135,893
Purchased credit-impaired loans	13,308	103	1,752	15,163	—	—	—	—	15,163
Total commercial real estate	4,025,398	729	1,752	4,027,879	62	—	2,929	2,991	4,030,870
Consumer real estate:
HELOC	1,443,651	11,653	10,129	1,465,433	49,009	3,314	8,781	61,104	1,526,537
R/E installment loans	4,652,658	10,470	6,497	4,669,625	15,146	1,924	4,474	21,544	4,691,169
Purchased credit-impaired loans	24,096	2,094	5,620	31,810	—	—	—	—	31,810
Total consumer real estate	6,120,405	24,217	22,246	6,166,868	64,155	5,238	13,255	82,648	6,249,516
Permanent mortgage	193,591	2,585	4,562	200,738	11,227	996	9,487	21,710	222,448
Credit card & other:
Credit card	188,009	2,133	1,203	191,345	—	—	—	—	191,345
Other	320,551	3,570	526	324,647	110	60	454	624	325,271
Purchased credit-impaired loans	746	611	397	1,754	—	—	—	—	1,754
Total credit card & other	509,306	6,314	2,126	517,746	110	60	454	624	518,370
Total loans, net of unearned income	$27,312,619	$42,703	$32,461	$27,387,783	$101,879	$11,831	$34,039	$147,749	$27,535,532
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
On June 30, 2019 and December 31, 2018, FHN had $232.6 million and $228.2 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $22.7 million, or 10 percent as of June 30, 2019, and $27.7 million, or 12 percent as of December 31, 2018. Additionally, $53.6 million and $57.8 million of loans held-for-sale as of June 30, 2019 and December 31, 2018, respectively, were classified as TDRs.

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	1	$222	$222	3	$14,117	$14,042
Total commercial (C&I)	1	222	222	3	14,117	14,042
Commercial real estate:
Income CRE	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer real estate:
HELOC	25	3,271	3,235	44	5,375	5,319
R/E installment loans	17	1,513	1,504	61	7,490	7,438
Total consumer real estate	42	4,784	4,739	105	12,865	12,757
Permanent mortgage	2	21	19	5	1,469	1,498
Credit card & other	18	109	103	33	183	174
Total troubled debt restructurings	63	$5,136	$5,083	146	$28,634	$28,471

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	3	$544	$537	8	$2,048	$1,751
Total commercial (C&I)	3	544	537	8	2,048	1,751
Commercial real estate:
Income CRE	3	201	195	3	201	195
Total commercial real estate	3	201	195	3	201	195
Consumer real estate:
HELOC	34	3,824	3,806	64	6,584	6,539
R/E installment loans	10	772	770	15	1,383	1,382
Total consumer real estate	44	4,596	4,576	79	7,967	7,921
Permanent mortgage	4	434	440	5	709	713
Credit card & other	27	95	94	68	305	291
Total troubled debt restructurings	81	$5,870	$5,842	163	$11,230	$10,871

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and six months ended June 30, 2019 and 2018, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	—	$—
Total commercial (C&I)	—	—	—	—
Consumer real estate:
HELOC	1	66	2	99
R/E installment loans	1	38	1	38
Total consumer real estate	2	104	3	137
Permanent mortgage	—	—	—	—
Credit card & other	7	14	15	32
Total troubled debt restructurings	9	$118	18	$169

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	1	$258	1	$258
Total commercial (C&I)	1	258	1	258
Consumer real estate:
HELOC	2	95	4	164
R/E installment loans	1	25	1	25
Total consumer real estate	3	120	5	189
Permanent mortgage	1	293	2	405
Credit card & other	12	75	26	156
Total troubled debt restructurings	17	$746	34	$1,008

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

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of April 1, 2019	$103,713	$34,382	$24,073	$10,081	$12,662	$184,911
Charge-offs	(6,590)	(121)	(1,538)	(176)	(3,798)	(12,223)
Recoveries	519	(88)	4,514	1,011	1,105	7,061
Provision/(provision credit) for loan losses	18,454	(1,220)	(4,192)	(2,241)	2,199	13,000
Balance as of June 30, 2019	116,096	32,953	22,857	8,675	12,168	192,749
Balance as of January 1, 2019	98,947	31,311	26,439	11,000	12,727	180,424
Charge-offs	(9,691)	(555)	(4,338)	(180)	(7,986)	(22,750)
Recoveries	1,348	(31)	7,967	1,599	2,192	13,075
Provision/(provision credit) for loan losses	25,492	2,228	(7,211)	(3,744)	5,235	22,000
Balance as of June 30, 2019	116,096	32,953	22,857	8,675	12,168	192,749
Allowance - individually evaluated for impairment	8,484	—	14,079	8,176	442	31,181
Allowance - collectively evaluated for impairment	106,758	32,953	7,700	499	11,669	159,579
Allowance - purchased credit-impaired loans	854	—	1,078	—	57	1,989
Loans, net of unearned as of June 30, 2019:
Individually evaluated for impairment	115,808	1,777	115,756	66,686	699	300,726
Collectively evaluated for impairment	18,904,621	3,852,027	5,967,497	126,366	492,774	29,343,285
Purchased credit-impaired loans	33,840	7,227	26,829	—	903	68,799
Total loans, net of unearned income	$19,054,269	$3,861,031	$6,110,082	$193,052	$494,376	$29,712,810
Balance as of April 1, 2018	$100,238	$29,057	$35,201	$12,984	$9,714	$187,194
Charge-offs	(3,287)	(228)	(1,481)	(300)	(4,712)	(10,008)
Recoveries	1,036	75	5,444	631	1,090	8,276
Provision/(provision credit) for loan losses	(1,153)	4,928	(5,009)	(1,623)	2,857	—
Balance as of June 30, 2018	96,834	33,832	34,155	11,692	8,949	185,462
Balance as of January 1, 2018	98,211	28,427	39,823	13,113	9,981	189,555
Charge-offs	(5,362)	(272)	(3,392)	(460)	(9,005)	(18,491)
Recoveries	2,555	81	9,827	696	2,239	15,398
Provision/(provision credit) for loan losses	1,430	5,596	(12,103)	(1,657)	5,734	(1,000)
Balance as of June 30, 2018	96,834	33,832	34,155	11,692	8,949	185,462
Allowance - individually evaluated for impairment	1,213	—	20,399	10,787	305	32,704
Allowance - collectively evaluated for impairment	93,429	33,744	13,116	905	8,557	149,751
Allowance - purchased credit-impaired loans	2,192	88	640	—	87	3,007
Loans, net of unearned as of June 30, 2018:
Individually evaluated for impairment	32,599	2,252	122,335	76,861	604	234,651
Collectively evaluated for impairment	16,349,811	4,106,974	6,169,058	172,958	545,453	27,344,254
Purchased credit-impaired loans	56,335	27,130	36,315	—	3,055	122,835
Total loans, net of unearned income	$16,438,745	$4,136,356	$6,327,708	$249,819	$549,112	$27,701,740

Certain previously reported amounts have been reclassified to agree with current presentation.

Note 6 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$157,150	$(37,761)	$119,389	$157,150	$(28,150)	$129,000
Customer relationships	77,865	(57,879)	19,986	77,865	(55,597)	22,268
Other (a)	5,622	(2,385)	3,237	5,622	(1,856)	3,766
Total	$240,637	$(98,025)	$142,612	$240,637	$(85,603)	$155,034

(a)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $6.2 million and $6.5 million for the three months ended June 30, 2019 and 2018, respectively and $12.4 million and $12.9 million for six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2019	$12,419
2020	21,159
2021	19,547
2022	17,412
2023	16,117
2024	14,679

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of June 30, 2019 and December 31, 2018. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2017	$1,243,885	$142,968	$1,386,853
Additions (a)	22,423	—	22,423
June 30, 2018	$1,266,308	$142,968	$1,409,276

December 31, 2018	$1,289,819	$142,968	$1,432,787
Additions	—	—	—
June 30, 2019	$1,289,819	$142,968	$1,432,787
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

(Dollars in thousands)		June 30, 2019
Lease Right-of-Use Assets:	Classification
Operating lease right-of use assets	Other assets	$178,098
Finance lease right-of use assets	Other assets	657
Total Lease Right-of Use Assets		$178,755

Lease Liabilities:
Operating lease liabilities	Other liabilities	$199,063
Finance lease liabilities	Other liabilities	1,312
Total Lease Liabilities		$200,375

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of June 30, 2019.

Weighted Average Remaining Lease Terms
Operating leases	12.18 years
Finance leases	6.92 years
Weighted Average Discount Rate
Operating leases	3.48%
Finance leases	9.96%

Note 7 – Leases (Continued)

The following table provides a detail of the components of lease expense and other lease information for the three months ended June 30, 2019:

(Dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Operating lease cost	$6,401	$12,584
Finance lease cost:
Amortization of right-of-use assets	24	48
Interest on lease liabilities	32	65
Short-term lease cost	35	80
Sublease income	(97)	(192)
Total lease cost	$6,395	$12,585

Other information
(Gain)/loss on right-of-use asset impairment-Operating leases	$1,734	$2,551

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,045	11,347
Operating cash flows from finance leases	33	66
Financing cash flows from finance leases	31	62

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	2,342	4,784
Finance leases	—	—

The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of June 30, 2019:

(Dollars in thousands)	June 30, 2019
Remainder of 2019	$12,374
2020	24,642
2021	22,237
2022	21,124
2023	20,156
2024 and after	146,999
Total future minimum lease payments	247,532
Less lease liability interest	(47,157)
Present value of net future minimum lease payments	$200,375

FHN had aggregate undiscounted contractual obligations totaling $21.1 million for lease arrangements that have not commenced. Payments under these arrangements are expected to occur from 2019 through 2032.

Note 7 – Leases (Continued)

Minimum future lease payments for noncancelable operating leases, primarily on premises, on December 31, 2018 are shown below.

(Dollars in thousands)	December 31, 2018
2019	$27,524
2020	24,722
2021	20,954
2022	16,518
2023	13,174
2024 and after	42,370
Total minimum lease payments	$145,262

Note 8 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
All other income and commissions:
Other service charges	$5,624	$3,728	$9,493	$7,851
ATM and interchange fees	4,262	3,413	7,503	6,680
Mortgage banking	2,572	2,431	4,458	4,977
Deferred compensation (a)	1,938	991	7,412	1,442
Dividend income	1,809	3,124	4,122	5,373
Electronic banking fees	1,267	1,228	2,538	2,432
Letter of credit fees	1,253	1,295	2,621	2,544
Insurance commissions	566	476	1,190	1,233
Gain/(loss) on extinguishment of debt	—	—	(1)	—
Other	6,376	2,188	10,962	9,235
Total	$25,667	$18,874	$50,298	$41,767
All other expense:
Travel and entertainment	$2,906	$5,131	$5,618	$8,114
Other insurance and taxes	2,495	2,752	5,189	5,417
Customer relations	1,540	1,358	3,139	2,421
Supplies	1,342	1,987	3,146	3,823
Employee training and dues	1,251	1,849	2,708	3,628
Miscellaneous loan costs	857	1,035	1,884	2,177
Non-service components of net periodic pension and post-retirement cost	559	1,530	991	2,034
Tax credit investments	267	1,079	942	2,216
OREO	25	810	(341)	918
Litigation and regulatory matters (b)	(8,230)	16	(8,217)	2,150
Other	26,199	33,452	33,938	53,433
Total	$29,211	$50,999	$48,997	$86,331

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Amounts are driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense.

(b)
Litigation and regulatory matters for the three and six months ended June 30, 2019 includes an $8.3 million expense reversal related to the settlement of litigation matters within the Non-Strategic segment.

Note 9 – Components of Other Comprehensive Income/(loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three and six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2019	$(27,121)	$(6,725)	$(287,305)	$(321,151)
Net unrealized gains/(losses)	47,991	7,575	—	55,566
Amounts reclassified from AOCI	201	1,334	1,561	3,096
Other comprehensive income/(loss)	48,192	8,909	1,561	58,662
Balance as of June 30, 2019	$21,071	$2,184	$(285,744)	$(262,489)

Balance as of January 1, 2019	$(75,736)	$(12,112)	$(288,768)	$(376,616)
Net unrealized gains/(losses)	96,606	11,511	—	108,117
Amounts reclassified from AOCI	201	2,785	3,024	6,010
Other comprehensive income/(loss)	96,807	14,296	3,024	114,127
Balance as of June 30, 2019	$21,071	$2,184	$(285,744)	$(262,489)

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2018	$(86,382)	$(16,763)	$(286,940)	$(390,085)
Net unrealized gains/(losses)	(21,094)	(3,457)	—	(24,551)
Amounts reclassified from AOCI	—	463	2,059	2,522
Other comprehensive income/(loss)	(21,094)	(2,994)	2,059	(22,029)
Balance as of June 30, 2018	$(107,476)	$(19,757)	$(284,881)	$(412,114)

Balance as of January 1, 2018	$(26,834)	$(7,764)	$(288,227)	$(322,825)
Adjustment to reflect adoption of ASU 2016-01 and ASU 2017-12	(5)	(206)	—	(211)
Beginning balance, as adjusted	(26,839)	(7,970)	(288,227)	(323,036)
Net unrealized gains/(losses)	(80,598)	(12,095)	—	(92,693)
Amounts reclassified from AOCI	(39)	308	3,346	3,615
Other comprehensive income/(loss)	(80,637)	(11,787)	3,346	(89,078)
Balance as of June 30, 2018	$(107,476)	$(19,757)	$(284,881)	$(412,114)

Note 9 – Components of Other Comprehensive Income/(loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
Details about AOCI	2019	2018	2019	2018	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$267	$—	$267	$(52)	Debt securities gains/(losses), net
Tax expense/(benefit)	(66)	—	(66)	13	Provision/(benefit) for income taxes
	201	—	201	(39)
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	1,772	615	3,699	409	Interest and fees on loans
Tax expense/(benefit)	(438)	(152)	(914)	(101)	Provision/(benefit) for income taxes
	1,334	463	2,785	308
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	2,074	2,735	4,017	4,444	All other expense
Tax expense/(benefit)	(513)	(676)	(993)	(1,098)	Provision/(benefit) for income taxes
	1,561	2,059	3,024	3,346
Total reclassification from AOCI	$3,096	$2,522	$6,010	$3,615

Note 10 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Net income/(loss)	$113,742	$85,992	$217,147	$180,986
Net income attributable to noncontrolling interest	2,852	2,852	5,672	5,672
Net income/(loss) attributable to controlling interest	110,890	83,140	211,475	175,314
Preferred stock dividends	1,550	1,550	3,100	3,100
Net income/(loss) available to common shareholders	$109,340	$81,590	$208,375	$172,214

Weighted average common shares outstanding—basic	314,063	325,153	315,740	325,817
Effect of dilutive securities	1,723	3,273	1,980	3,536
Weighted average common shares outstanding—diluted	315,786	328,426	317,720	329,353

Net income/(loss) per share available to common shareholders	$0.35	$0.25	$0.66	$0.53
Diluted income/(loss) per share available to common shareholders	$0.35	$0.25	$0.66	$0.52

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in thousands)	2019	2018	2019	2018
Stock options excluded from the calculation of diluted EPS	2,773	2,446	2,692	2,428
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$21.03	$24.38	$21.39	$24.60
Other equity awards excluded from the calculation of diluted EPS	2,403	565	1,985	404

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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2019, the aggregate amount of liabilities established for all such loss contingency matters was $24.5 million. These liabilities are separate from those discussed under the heading “Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2019, FHN is unable to estimate any material reasonably possible losses for contingency matters in future periods in excess of currently established liabilities.
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

Note 11 – Contingencies and Other Disclosures (Continued)

Material Matters

FHN is one of multiple defendants in a consolidated putative class action suit: In re GSE Bonds Antitrust Litigation, No. 1:19-cv-01704-JSR (U.S. District Court S.D.N.Y.). The plaintiffs claim that defendants conspired to fix secondary market prices of government-sponsored enterprise (“GSE”) bonds from 2009 through 2015. Plaintiffs seek unspecified antitrust damages, which (if proved as claimed) would be trebled and applied jointly and severally among those defendants found liable. In addition, FHN has received a civil investigative demand from the Florida attorney general's anti-trust office for information relating to GSE bonds from 2008 to the present. The attorney general's demand is not an assertion of liability or a demand for payment against FHN. FHN is unable to determine that material loss is probable, and unable to estimate an RPL range, for FHN's potential exposure related to its GSE bond activities. Those inabilities are due to significant uncertainties regarding: plaintiffs’ theory of the case; the evidence that will emerge in discovery; the absence of specific dollar amounts claimed in the pending suit; the potential damages that might be awarded; the absence of a governmental claim against FHN; and the availability of substantial defenses to plaintiffs’ claims.

In the second quarter of 2019, FHN settled a suit claiming material deficiencies in the offering documents under which certificates relating to First Horizon branded proprietary securitizations were sold under FHN's former (pre-2009) mortgage business: Federal Deposit Insurance Corporation (“FDIC”) as receiver for Colonial Bank, in the U.S. District Court for the Southern District of New York (Case No. 12 Civ. 6166 (LLS)(MHD)). The plaintiff in that suit claimed to have purchased (and later sold) certificates totaling $83.4 million, relating to a number of separate securitizations. At June 30, 2019 the settlement for this matter had not been paid. A substantial majority of the aggregate liabilities for loss contingency matters mentioned above relates to this matter; payment in the third quarter will reduce those liabilities significantly.
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

Note 11 – Contingencies and Other Disclosures (Continued)

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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $17.5 million and $32.3 million as of June 30, 2019 and December 31, 2018, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

Note 12 – Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made an insignificant contribution to the qualified pension plan in 2018. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan for the remainder of 2019.
FHN assumed two additional qualified plans in conjunction with the CBF acquisition. Both legacy CBF plans are frozen. As of December 31, 2018, the aggregate benefit obligation for the plans was $17.1 million and aggregate plan assets were $16.5 million. Benefit payments, expense and actuarial gains/losses related to these plans were insignificant for the first half of 2019 and 2018. Additional funding amounts to these plans are dependent upon the potential settlement of the plans. Due to the insignificant financial statement impact, these two plans are not included in the disclosures that follow.
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
Service cost is included in Employee compensation, incentives, and benefits in the Consolidated Condensed Statements of Income. All other components of net periodic benefit cost are included in All other expense. The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$8	$10	$24	$34
Interest cost	7,575	6,987	351	327
Expected return on plan assets	(9,173)	(8,226)	(269)	(269)
Amortization of unrecognized:
Actuarial (gain)/loss	2,435	2,956	(117)	(91)
Net periodic benefit cost/(credit)	$845	$1,727	$(11)	$1

Note 12 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$16	$20	$48	$67
Interest cost	15,150	13,973	702	654
Expected return on plan assets	(18,346)	(16,451)	(538)	(538)
Amortization of unrecognized:
Actuarial (gain)/loss	4,870	5,912	(234)	(182)
Net periodic benefit cost/(credit)	$1,690	$3,454	$(22)	$1

Note 13 – Business Segment Information
FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in Tennessee, North Carolina, South Carolina, Florida and other selected markets. Regional banking also provides investments, wealth management, financial planning, trust services and asset management, mortgage banking, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, gain/(loss) on extinguishment of debt, acquisition- and integration-related costs, expenses associated with rebranding initiatives, and various charges related to restructuring, repositioning, and efficiency efforts. The non-strategic segment consists of run-off consumer lending activities, legacy (pre-2009) mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.
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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Consolidated
Net interest income	$303,610	$310,932	$598,118	$612,105
Provision/(provision credit) for loan losses	13,000	—	22,000	(1,000)
Noninterest income	157,993	127,525	299,038	263,542
Noninterest expense	300,394	332,768	596,484	646,033
Income/(loss) before income taxes	148,209	105,689	278,672	230,614
Provision/(benefit) for income taxes	34,467	19,697	61,525	49,628
Net income/(loss)	$113,742	$85,992	$217,147	$180,986
Average assets	$41,243,007	$40,173,712	$41,064,093	$40,261,729

Note 13 – Business Segment Information (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Regional Banking
Net interest income	$297,328	$305,935	$583,241	$598,084
Provision/(provision credit) for loan losses	17,775	4,613	31,218	8,950
Noninterest income	81,475	80,767	154,505	161,055
Noninterest expense	193,268	210,038	392,736	412,712
Income/(loss) before income taxes	167,760	172,051	313,792	337,477
Provision/(benefit) for income taxes	39,504	40,424	73,364	79,387
Net income/(loss)	$128,256	$131,627	$240,428	$258,090
Average assets	$30,209,191	$28,401,733	$29,513,197	$28,231,978
Fixed Income
Net interest income	$6,171	$9,200	$13,502	$17,688
Noninterest income	65,622	38,363	119,429	83,967
Noninterest expense	55,770	46,933	106,544	96,296
Income/(loss) before income taxes	16,023	630	26,387	5,359
Provision/(benefit) for income taxes	3,781	(69)	6,178	970
Net income/(loss)	$12,242	$699	$20,209	$4,389
Average assets	$3,127,333	$3,247,620	$2,988,575	$3,361,438
Corporate
Net interest income/(expense)	$(7,000)	$(17,177)	$(14,803)	$(33,373)
Noninterest income	9,400	8,738	22,752	18,054
Noninterest expense (a) (b)	55,500	67,868	95,874	121,218
Income/(loss) before income taxes	(53,100)	(76,307)	(87,925)	(136,537)
Provision/(benefit) for income taxes	(13,150)	(22,960)	(24,546)	(36,739)
Net income/(loss)	$(39,950)	$(53,347)	$(63,379)	$(99,798)
Average assets	$6,814,261	$6,963,450	$7,428,906	$7,039,301
Non-Strategic
Net interest income	$7,111	$12,974	$16,178	$29,706
Provision/(provision credit) for loan losses	(4,775)	(4,613)	(9,218)	(9,950)
Noninterest income	1,496	(343)	2,352	466
Noninterest expense	(4,144)	7,929	1,330	15,807
Income/(loss) before income taxes	17,526	9,315	26,418	24,315
Provision/(benefit) for income taxes	4,332	2,302	6,529	6,010
Net income/(loss)	$13,194	$7,013	$19,889	$18,305
Average assets	$1,092,222	$1,560,909	$1,133,415	$1,629,012
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)
Three and six months ended June 30, 2019 include restructuring-related costs associated with efficiency initiatives; refer to Note 18 - Restructuring, Repositioning, and Efficiency for additional information. Three and six months ended June 30, 2019 and 2018 include acquisition-related expenses; refer to Note 2 - Acquisitions and Divestitures for additional information.

(b)
Three and six months ended June 30, 2019 include $9.1 million of asset impairments, professional fees, and other customer-contact and technology-related expenses associated with rebranding initiatives.

Note 13 – Business Segment Information (Continued)

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$46	$65,262	$—	$1,106	$66,414
Deposit transactions and cash management	30,608	1	1,707	58	32,374
Brokerage, management fees and commissions	14,118	—	—	2	14,120
Trust services and investment management	7,902	—	(14)	—	7,888
Bankcard income	6,594	—	60	(299)	6,355
BOLI (b)	—	—	5,126	—	5,126
Debt securities gains/(losses), net (b)	—	—	(267)	—	(267)
Equity securities gains/(losses), net (b)	—	—	316	—	316
All other income and commissions (c)	22,207	359	2,472	629	25,667
Total noninterest income	$81,475	$65,622	$9,400	$1,496	$157,993

(a)	Includes $7.1 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

	Three months ended June 30, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Noninterest income:
Fixed income (a)	$131	$37,566	$—	$—	$37,697
Deposit transactions and cash management	34,511	3	1,514	55	36,083
Brokerage, management fees and commissions	13,740	—	—	—	13,740
Trust services and investment management	8,147	—	(15)	—	8,132
Bankcard income	7,202	—	55	(62)	7,195
BOLI (b)	—	—	5,773	—	5,773
Debt securities gains/(losses), net (b)	—	—	—	—	—
Equity securities gains/(losses), net (b)	—	—	31	—	31
All other income and commissions (c)	17,036	794	1,380	(336)	18,874
Total noninterest income	$80,767	$38,363	$8,738	$(343)	$127,525
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes $7.4 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

Note 13 – Business Segment Information (Continued)

	Six months ended June 30, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$63	$118,994	$—	$1,106	$120,163
Deposit transactions and cash management	60,611	4	3,270	110	63,995
Brokerage, management fees and commissions	26,748	—	—	5	26,753
Trust services and investment management	14,958	—	(44)	—	14,914
Bankcard income	13,634	—	122	(449)	13,307
BOLI (b)	—	—	9,528	—	9,528
Debt securities gains/(losses), net (b)	—	—	(267)	—	(267)
Equity securities gains/(losses), net (b)	—	—	347	—	347
All other income and commissions (c)	38,491	431	9,796	1,580	50,298
Total noninterest income	$154,505	$119,429	$22,752	$2,352	$299,038

(a)	Includes $14.4 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

	Six months ended June 30, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Noninterest income:
Fixed income (a)	$212	$82,991	$—	$—	$83,203
Deposit transactions and cash management	69,230	6	2,726	105	72,067
Brokerage, management fees and commissions	27,223	—	—	—	27,223
Trust services and investment management	15,438	—	(29)	—	15,409
Bankcard income	13,831	—	112	47	13,990
BOLI (b)	—	—	9,766	—	9,766
Debt securities gains/(losses), net (b)	—	—	52	—	52
Equity securities gains/(losses), net (b)	—	—	65	—	65
All other income and commissions (c) (d)	35,121	970	5,362	314	41,767
Total noninterest income	$161,055	$83,967	$18,054	$466	$263,542
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Includes $15.6 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

(d)	Corporate includes a $3.3 million gain on the sale of a building.

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

Note 14 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	13,483	N/A	16,213	N/A
Less: Allowance for loan losses	—	N/A	—	N/A
Total net loans	13,483	N/A	16,213	N/A
Other assets	29	$87,222	35	$78,446
Total assets	$13,512	$87,222	$16,248	$78,446
Liabilities:
Term borrowings	$1,801	N/A	$2,981	N/A
Other liabilities	—	$65,867	—	$56,700
Total liabilities	$1,801	$65,867	$2,981	$56,700

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were $.1 million and $.9 million for the three months ended June 30, 2019 and 2018, respectively and $.7 million and $1.9 million for six months ended June 30, 2019 and 2018, respectively. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2019, and 2018 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$4,287	$2,191	$8,285	$4,547
Low income housing tax credits	(3,522)	(2,560)	(7,151)	(5,097)
Other tax benefits related to qualifying LIHTC investments	(1,609)	(894)	(3,219)	(1,584)

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

Note 14 – Variable Interest Entities (Continued)

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

Note 14 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2019:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$152,750	$72,230	(a)
Other tax credit investments (b) (c)	9,164	—	Other assets
Small issuer trust preferred holdings (d)	249,471	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	36,986	77,188	(e)
Proprietary residential mortgage securitizations	1,255	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,967,127	—	(f)
Commercial loan troubled debt restructurings (g)	50,955	—	Loans, net of unearned income
Sale-leaseback transaction	19,639	—	(h)
Proprietary trust preferred issuances (i)	—	167,014	Term borrowings

(a)
Maximum loss exposure represents $80.5 million of current investments and $72.2 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2021.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $2.7 million was funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $77.2 million classified as Term borrowings.

(f)	Includes $.9 billion classified as Trading securities and $4.1 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $49.4 million of current receivables and $1.5 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Condensed Statements of Condition. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2019 and December 31, 2018, respectively, FHN had $96.2 million and $76.0 million of cash receivables and $44.1 million and $34.0 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FTN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $54.5 million and

Note 15 – Derivatives (Continued)

$29.9 million for the three months ended June 30, 2019 and 2018, and $99.0 million and $68.0 million for the six months ended June 30, 2019 and 2018, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Fixed income noninterest income on the Consolidated Condensed Statements of Income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,390,963	$63,951	$3,084
Offsetting upstream interest rate contracts	2,390,963	2,666	5,638
Option contracts purchased	52,500	111	—
Option contracts written	10,000	—	16
Forwards and futures purchased	9,322,784	36,693	800
Forwards and futures sold	9,767,188	1,441	37,191

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,271,448	$18,744	$27,768
Offsetting upstream interest rate contracts	2,271,448	4,014	9,041
Option contracts purchased	20,000	25	—
Forwards and futures purchased	4,684,177	28,304	181
Forwards and futures sold	4,967,454	522	30,055

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

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$2,355,604	$78,051	$3,851
Offsetting upstream interest rate contracts	2,355,604	1,927	10,762
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$118	$71
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(4,223)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(1,487)
Total carrying value	N/A	N/A	$894,290

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$2,029,162	$20,262	$25,880
Offsetting upstream interest rate contracts	2,029,162	8,154	9,153
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$127	$6
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(15,094)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(2,295)
Total carrying value	N/A	N/A	$882,611

Note 15 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$50,706	$(4,459)	$79,818	$(29,183)
Offsetting upstream interest rate contracts (a)	(50,706)	4,459	(79,818)	29,183
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$6,697	$(1,545)	$10,976	$(8,140)
Hedged Items:
Term borrowings (a) (c)	(6,605)	1,520	(10,871)	8,070

(a)	Gains/losses included in All other expense within the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the Interest expense.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$62	$206
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$888	$5
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

Note 15 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps (a)	$11,896	$(3,914)	$19,114	$(15,531)
Gain/(loss) recognized in Other comprehensive income/(loss)	7,575	(3,457)	11,511	(12,095)
Gain/(loss) reclassified from AOCI into Interest income	1,334	463	2,785	308

(a)	Approximately $.3 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.
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

The derivative transaction executed in third quarter 2018 includes a contingent accelerated termination clause based on the credit ratings of FHN and FTBNA. FHN has not received or paid collateral related to this contract. As of June 30, 2019 and December 31, 2018, the derivative liabilities associated with the sales of Visa Class B shares were $26.5 million and $31.5 million, respectively. See Note 17 - Fair Value of Assets & Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2019 and December 31, 2018, these loans were valued at $16.0 million and $11.0 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $62.2 million of assets and $15.8 million of liabilities on June 30, 2019, and $20.7 million of assets and $37.8 million of liabilities on December 31, 2018. As of June 30, 2019 and December 31, 2018, FHN had received collateral of $116.5 million and $86.6 million and posted collateral of $30.6 million and $16.2 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FTBNA’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $62.2 million of assets and $6.7 million of liabilities on June 30, 2019, and $19.0 million of assets and $33.2 million of liabilities on December 31, 2018. As of June 30, 2019 and December 31, 2018, FHN had received collateral of $116.5 million and $84.5 million and posted collateral of $21.5 million and $15.2 million, respectively, in the normal course of business related to these contracts.
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

Note 15 – Derivatives (Continued)

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of June 30, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
June 30, 2019 (b)	$147,260	$—	$147,260	$(5,149)	$(116,116)	$25,995
December 31, 2018 (b)	52,562	—	52,562	(12,745)	(39,637)	180

(a)
Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of June 30, 2019 and December 31, 2018, $38.3 million and $28.9 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of June 30, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2019 (b)	$23,612	$—	$23,612	$(5,149)	$(15,487)	$2,976
December 31, 2018 (b)	71,853	—	71,853	(12,745)	(54,773)	4,335

(a)
Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of June 30, 2019 and December 31, 2018, $64.9 million and $61.9 million, respectively, of derivative liabilities (primarily Visa-related derivatives and fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of June 30, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
June 30, 2019	$602,919	$—	$602,919	$(2,021)	$(596,347)	$4,551
December 31, 2018	386,443	—	386,443	(261)	(382,756)	3,426

The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of June 30, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2019	$764,308	$—	$764,308	$(2,021)	$(762,287)	$—
December 31, 2018	762,592	—	762,592	(261)	(762,322)	9

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$22,730	$—	$22,730
Government agency issued MBS	459,210	5,776	464,986
Other U.S. government agencies	23,477	—	23,477
Government guaranteed loans (SBA and USDA)	253,115	—	253,115
Total Securities sold under agreements to repurchase	$758,532	$5,776	$764,308

	December 31, 2018
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$16,321	$—	$16,321
Government agency issued MBS	414,488	5,220	419,708
Government agency issued CMO	36,688	—	36,688
Government guaranteed loans (SBA and USDA)	289,875	—	289,875
Total Securities sold under agreements to repurchase	$757,372	$5,220	$762,592

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$173,230	$—	$173,230
Government agency issued MBS	—	176,155	—	176,155
Government agency issued CMO	—	689,104	—	689,104
Other U.S. government agencies	—	80,343	—	80,343
States and municipalities	—	81,936	—	81,936
Corporate and other debt	—	462,714	—	462,714
Equity, mutual funds, and other	—	4,205	—	4,205
Total trading securities—fixed income	—	1,667,687	—	1,667,687
Trading securities—mortgage banking	—	—	1,255	1,255
Loans held-for-sale (elected fair value)	—	—	15,092	15,092
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,228,002	—	2,228,002
Government agency issued CMO	—	1,873,865	—	1,873,865
Other U.S. government agencies	—	207,689	—	207,689
States and municipalities	—	47,735	—	47,735
Corporate and other debt	—	40,426	—	40,426
Interest-Only Strip (elected fair value)	—	—	17,792	17,792
Total securities available-for-sale	—	4,397,817	17,792	4,415,609
Other assets:
Deferred compensation mutual funds	43,577	—	—	43,577
Equity, mutual funds, and other	22,419	—	—	22,419
Derivatives, forwards and futures	38,134	—	—	38,134
Derivatives, interest rate contracts	—	146,886	—	146,886
Derivatives, other	—	501	—	501
Total other assets	104,130	147,387	—	251,517
Total assets	$104,130	$6,212,891	$34,139	$6,351,160
Trading liabilities—fixed income:
U.S. treasuries	$—	$377,838	$—	$377,838
Other U.S.government agencies	—	7,662	—	7,662
States and municipalities	—	3,748	—	3,748
Corporate and other debt	—	169,099	—	169,099
Total trading liabilities—fixed income	—	558,347	—	558,347
Other liabilities:
Derivatives, forwards and futures	37,991	—	—	37,991
Derivatives, interest rate contracts	—	23,628	—	23,628
Derivatives, other	—	321	26,545	26,866
Total other liabilities	37,991	23,949	26,545	88,485
Total liabilities	$37,991	$582,296	$26,545	$646,832

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$169,799	$—	$169,799
Government agency issued MBS	—	133,373	—	133,373
Government agency issued CMO	—	330,456	—	330,456
Other U.S. government agencies	—	76,733	—	76,733
States and municipalities	—	54,234	—	54,234
Corporate and other debt	—	682,068	—	682,068
Equity, mutual funds, and other	—	(19)	—	(19)
Total trading securities—fixed income	—	1,446,644	—	1,446,644
Trading securities—mortgage banking	—	—	1,524	1,524
Loans held-for-sale (elected fair value)	—	—	16,273	16,273
Securities available-for-sale:
U.S. treasuries	—	98	—	98
Government agency issued MBS	—	2,420,106	—	2,420,106
Government agency issued CMO	—	1,958,695	—	1,958,695
Other U.S. government agencies	—	149,786	—	149,786
States and municipalities	—	32,573	—	32,573
Corporate and other debt	—	55,310	—	55,310
Interest-Only Strip (elected fair value)	—	—	9,902	9,902
Total securities available-for-sale	—	4,616,568	9,902	4,626,470
Other assets:
Deferred compensation mutual funds	37,771	—	—	37,771
Equity, mutual funds, and other	22,248	—	—	22,248
Derivatives, forwards and futures	28,826	—	—	28,826
Derivatives, interest rate contracts	—	52,214	—	52,214
Derivatives, other	—	435	—	435
Total other assets	88,845	52,649	—	141,494
Total assets	$88,845	$6,115,861	$27,699	$6,232,405
Trading liabilities—fixed income:
U.S. treasuries	$—	$207,739	$—	$207,739
Other U.S.government agencies	—	98	—	98
Corporate and other debt	—	127,543	—	127,543
Total trading liabilities—fixed income	—	335,380	—	335,380
Other liabilities:
Derivatives, forwards and futures	30,236	—	—	30,236
Derivatives, interest rate contracts	—	71,853	—	71,853
Derivatives, other	—	84	31,540	31,624
Total other liabilities	30,236	71,937	31,540	133,713
Total liabilities	$30,236	$407,317	$31,540	$469,093

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2019 and 2018, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2019
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on April 1, 2019	$1,397		$13,195		$15,751		$(28,970)
Total net gains/(losses) included in:
Net income	8		(141)		321		(19)
Purchases	—		—		10		—
Sales	—		(14,199)		—		—
Settlements	(150)		—		(990)		2,444
Net transfers into/(out of) Level 3	—		18,937	(b)	—		—
Balance on June 30, 2019	$1,255		$17,792		$15,092		$(26,545)
Net unrealized gains/(losses) included in net income	$(36)	(a)	$(543)	(c)	$321	(a)	$(19)	(d)

	Three Months Ended June 30, 2018
(Dollars in thousands)	Trading securities		Interest-only-strips-AFS		Loans held-for-sale		Net derivative liabilities
Balance on April 1, 2018	$1,926		$2,733		$18,334		$(5,645)
Total net gains/(losses) included in:
Net income	124		(296)		540		(4,079)
Purchases	—		—		34		—
Sales	—		—		—		—
Settlements	(326)		—		(2,134)		299
Net transfers into/(out of) Level 3	—		3,350	(b)	(56)	(e)	—
Balance on June 30, 2018	$1,724		$5,787		$16,718		$(9,425)
Net unrealized gains/(losses) included in net income	$87	(a)	$(128)	(c)	$542	(a)	$(4,079)	(d)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS Level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Included in Other expense.

(e)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).
There were no net unrealized gains/(losses) for Level 3 assets and liabilities included in other comprehensive income as of June 30, 2019 and 2018.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2019 and 2018, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2019
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2019	$1,524		$9,902		$16,273		$(31,540)
Total net gains/(losses) included in:
Net income	29		(1,399)		816		116
Purchases	—		86		10		—
Sales	—		(27,211)		—		—
Settlements	(298)		—		(2,007)		4,879
Net transfers into/(out of) Level 3	—		36,414	(b)	—		—
Balance on June 30, 2019	$1,255		$17,792		$15,092		$(26,545)
Net unrealized gains/(losses) included in net income	$(66)	(a)	$(1,435)	(c)	$816	(a)	$116	(e)

	Six Months Ended June 30, 2018
(Dollars in thousands)	Trading securities		Interest-only-strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2018	$2,151		$1,270		$18,926		$(5,645)
Total net gains/(losses) included in:
Net income	140		1,296		709		(4,375)
Purchases	—		—		62		—
Sales	—		—		—		—
Settlements	(567)		(9,193)		(2,923)		595
Net transfers into/(out of) Level 3	—		12,414	(b)	(56)	(d)	—
Balance on June 30, 2018	$1,724		$5,787		$16,718		$(9,425)
Net unrealized gains/(losses) included in net income	$63	(a)	$(109)	(c)	$709	(a)	$(4,375)	(e)
 Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Included in Other expense.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at June 30, 2019, and December 31, 2018, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	—	368,082	999	369,081
Loans held-for-sale—first mortgages	—	—	523	523
Loans, net of unearned income (a)	—	—	91,779	91,779
OREO (b)	—	—	16,593	16,593
Other assets (c)	—	—	13,940	13,940

	Carrying value at December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—other consumer	$—	$18,712	$—	$18,712
Loans held-for-sale—SBAs and USDA	—	577,280	1,011	578,291
Loans held-for-sale—first mortgages	—	—	541	541
Loans, net of unearned income (a)	—	—	48,259	48,259
OREO (b)	—	—	22,387	22,387
Other assets (c)	—	—	8,845	8,845

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.
For assets measured on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2019 and 2018:

	Net gains/(losses) Three Months Ended June 30		Net gains/(losses) Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Loans held-for-sale—SBAs and USDA	$(1,074)	$(1,425)	$(1,293)	$(1,987)
Loans held-for-sale—first mortgages	10	(1)	25	4
Loans, net of unearned income (a)	(4,639)	665	(4,436)	1,167
OREO (b)	(9)	(262)	26	(1,422)
Other assets (c)	(267)	(1,079)	(942)	(2,216)
	$(5,979)	$(2,102)	$(6,620)	$(4,454)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Related to its restructuring, repositioning, and efficiency efforts, FHN recognized $11.4 million and $.5 million of impairments for tangible long-lived assets in second and first quarter 2019, respectively. FHN also recognized $.3 million and $.8 million of impairments for lease assets in second and first quarter 2019, respectively, related to these efforts. These amounts primarily related to branch optimization and were recognized in the Corporate segment.
In second quarter 2019, FHN recognized $7.1 million of impairments within the Corporate segment for long-lived tangible assets, primarily signage, related to the company's rebranding initiative. Also in second quarter 2019, FHN recognized $1.5 million of impairments for lease assets related to continuing acquisition integration efforts associated with reduction of leased office space. In second quarter 2019 FHN recognized $.8 million of impairments and $.3 million of impairment reversals, respectively, related to dispositions of acquired properties. These amounts were recognized in the Corporate segment.
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
Lease asset impairments recognized in 2019 represent the reduction in value of the right-of-use assets associated with leases that are being exited in advance of the contractual lease expiration. Impairments are measured using a discounted cash flow methodology, which is considered a Level 3 valuation.
For all periods, impairments of long-lived tangible assets reflect locations where the associated land and building are either owned or leased. The fair values of owned sites were determined using estimated sales prices from appraisals and broker opinions less estimated costs to sell with adjustments upon final disposition. The fair values of owned assets in leased sites (e.g., leasehold improvements) were determined using a discounted cash flow approach, based on the revised estimated useful lives of the related assets. Both measurement methodologies are considered Level 3 valuations. Impairment adjustments recognized upon disposition of a location are considered Level 2 valuations.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)
				Values Utilized
Level 3 Class	Fair Value at June 30, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available-for-sale- securities SBA-interest only strips	$17,792	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	17%	17%
Loans held-for-sale - residential real estate	15,615	Discounted cash flow	Prepayment speeds - First mortgage	2% - 12%	3.5%
			Prepayment speeds - HELOC	0% - 12%	7.6%
			Foreclosure losses	50% - 66%	64%
			Loss severity trends - First mortgage	5% - 25% of UPB	16.4%
			Loss severity trends - HELOC	0% - 72% of UPB	50%
Loans held-for-sale- unguaranteed interest in SBA loans	999	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	8%	8%
Derivative liabilities, other	26,545	Discounted cash flow	Visa covered litigation resolution amount	$5.0 billion - $5.8 billion	$5.6 billion
			Probability of resolution scenarios	15% - 25%	22%
			Time until resolution	15 - 45 months	30 months
Loans, net of unearned income (a)	91,779	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	16,593	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	13,940	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

	June 30, 2019
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$15,092	$21,414	$(6,322)
Nonaccrual loans	3,967	7,260	(3,293)
Loans 90 days or more past due and still accruing	—	—	—
	December 31, 2018
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$16,273	$23,567	$(7,294)
Nonaccrual loans	4,536	8,128	(3,592)
Loans 90 days or more past due and still accruing	171	281	(110)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$321	$540	$816	$709

For the three months ended June 30, 2019, and 2018, the amounts for residential real estate loans held-for-sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. For the six months ended June 30, 2019 and 2018, the amounts for residential real estate loans held-for-sale included gains of $.3 million in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.
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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of June 30, 2019 and December 31, 2018, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in

Note 17 – Fair Value of Assets & Liabilities (Continued)

transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the Non-Strategic segment and TRUPS loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of June 30, 2019:

	June 30, 2019
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$18,938,173	$—	$—	$19,041,553	$19,041,553
Commercial real estate	3,828,078	—	—	3,842,446	3,842,446
Consumer:
Consumer real estate	6,087,225	—	—	6,070,685	6,070,685
Permanent mortgage	184,377	—	—	195,113	195,113
Credit card & other	482,208	—	—	478,364	478,364
Total loans, net of unearned income and allowance for loan losses	29,520,061	—	—	29,628,161	29,628,161
Short-term financial assets:
Interest-bearing cash	593,180	593,180	—	—	593,180
Federal funds sold	50,705	—	50,705	—	50,705
Securities purchased under agreements to resell	602,919	—	602,919	—	602,919
Total short-term financial assets	1,246,804	593,180	653,624	—	1,246,804
Trading securities (a)	1,668,942	—	1,667,687	1,255	1,668,942
Loans held-for-sale
Mortgage loans (elected fair value) (a)	15,092	—	—	15,092	15,092
USDA & SBA loans- LOCOM	369,081	—	370,730	1,020	371,750
Other consumer loans- LOCOM	5,809	—	5,809	—	5,809
Mortgage loans- LOCOM	57,124	—	—	57,124	57,124
Total loans held-for-sale	447,106	—	376,539	73,236	449,775
Securities available-for-sale (a)	4,415,609	—	4,397,817	17,792	4,415,609
Securities held-to-maturity	10,000	—	—	9,923	9,923
Derivative assets (a)	185,521	38,134	147,387	—	185,521
Other assets:
Tax credit investments	165,288	—	—	162,859	162,859
Deferred compensation mutual funds	43,577	43,577	—	—	43,577
Equity, mutual funds, and other (b)	224,075	22,419	—	201,656	224,075
Total other assets	432,940	65,996	—	364,515	430,511
Total assets	$37,926,983	$697,310	$7,243,054	$30,094,882	$38,035,246
Liabilities:
Defined maturity deposits	$4,398,526	$—	$4,401,460	$—	$4,401,460
Trading liabilities (a)	558,347	—	558,347	—	558,347
Short-term financial liabilities:
Federal funds purchased	666,007	—	666,007	—	666,007
Securities sold under agreements to repurchase	764,308	—	764,308	—	764,308
Other short-term borrowings	865,347	—	865,347	—	865,347
Total short-term financial liabilities	2,295,662	—	2,295,662	—	2,295,662
Term borrowings:
Real estate investment trust-preferred	46,202	—	—	47,000	47,000
Term borrowings—new market tax credit investment	2,699	—	—	2,690	2,690
Secured borrowings	22,343	—	—	22,343	22,343
Junior subordinated debentures	143,924	—	—	138,947	138,947
Other long term borrowings	971,478	—	971,293	—	971,293
Total term borrowings	1,186,646	—	971,293	210,980	1,182,273
Derivative liabilities (a)	88,485	37,991	23,949	26,545	88,485
Total liabilities	$8,527,666	$37,991	$8,250,711	$237,525	$8,526,227

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $71.0 million and FRB stock of $130.7 million.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2019 and December 31, 2018:

	Contractual Amount		Fair Value
(Dollars in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Unfunded Commitments:
Loan commitments	$11,215,601	$10,884,975	$2,646	$2,551
Standby and other commitments	397,249	446,958	5,333	5,043

Note 18 – Restructuring, Repositioning, and Efficiency

In first quarter 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. Restructuring, repositioning, and efficiency charges related to these corporate-driven actions were $30.8 million in the first half 2019 and are included in the corporate segment. Significant expenses recognized during the six months ended June 30, 2019 resulted from the following actions:

•
Severance and other employee costs of $9.1 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives and benefits within noninterest expense.

•	Expense of $8.5 million largely related to the identification of efficiency opportunities within the organization which is reflected in Professional fees.

•	Expense of $11.9 million related to costs associated with asset impairments which is reflected in Other expense.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows.

Total expense recognized for the three and six months ended June 30, 2019 is presented in the table below:

Dollars in thousands	Three Months Ended June 30	Six Months Ended June 30
Employee compensation, incentives and benefits	$2,557	$9,062
Professional fees	4,242	8,537
Occupancy	72	889
Other	11,797	12,332
Total restructuring and repositioning charges	$18,668	$30,820

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864. FHN's sole class of common stock, $.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN.
FHN is the parent company of First Tennessee Bank National Association ("FTBNA"). FTBNA's principal divisions and subsidiaries operate under the brands of First Tennessee Bank, Capital Bank, FTB Advisors, and FTN Financial. FHN offers regional banking, wealth management and capital market services through the First Horizon family of companies. First Tennessee Bank, Capital Bank, and FTB Advisors provide consumer and commercial banking and wealth management services. FTN Financial ("FTNF"), which operates partly through a division of FTBNA and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. FTBNA has over 270 banking offices in seven southeastern U.S. states, and FTNF has 29 offices in 18 states across the U.S.
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

•
Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, gain/(loss) on extinguishment of debt, acquisition- and integration-related costs, expenses associated with rebranding initiatives, and various charges related to restructuring, repositioning, and efficiency efforts.

•
Non-strategic segment consists of run-off consumer lending activities, legacy (pre-2009) mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

In first quarter 2018, FHN divested two branches, including approximately $30 million of deposits and $2 million of loans. The branches, both in Greeneville, Tennessee, were divested in connection with First Horizon's agreement with the U.S. Department of Justice and commitments to the Board of Governors of the Federal Reserve System, which were entered into in connection with a customary review of FHN's merger with Capital Bank Financial Corporation ("CBF").

In second quarter 2018, FHN sold approximately $120 million UPB of its subprime auto loans. These loans, originally acquired as part of the CBF acquisition, did not fit within FHN's risk profile.
In April 2019, FHN sold a subsidiary acquired as part of the CBF acquisition, that did not fit within FHN's risk profile. The sale resulted in the removal of approximately $25 million UPB of subprime consumer loans from Loans held-for-sale on FHN's Consolidated Condensed Statements of Condition.
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
FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended June 30, 2019, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY

In second quarter 2019, FHN reported net income available to common shareholders of $109.3 million, or $.35 per diluted share, compared to net income available to common of $81.6 million, or $.25 per diluted share in second quarter 2018. For the six months ended June 30, 2019 FHN reported net income available to common shareholders of $208.4 million, or $.66 diluted share compared to $172.2 million, or $.52 per diluted share for the six months ended June 30, 2018. Results improved in 2019 relative to the prior year driven by a decrease in noninterest expense and higher fee income, somewhat offset by an increase in loan loss provision expense and lower net interest income ("NII").
Total revenue increased to $461.6 million and $897.2 million, respectively, for the three and six months ended June 30, 2019 from $438.5 million and $875.6 million for the three and six months ended June 30, 2018, driven by higher noninterest income as a result of increased fixed income sales revenue in 2019 relative to the prior year. To a lesser extent, noninterest income was also favorably impacted by higher deferred compensation income for the three and six months ended June 30, 2019. NII decreased 2 percent in both second quarter and year-to-date 2019 to $303.6 million and $598.1 million, respectively, as higher deposit rates negatively impacted NII in 2019, but were somewhat mitigated by balance sheet growth and higher loan accretion in 2019 relative to the prior year.
Noninterest expense decreased 10 percent and 8 percent, respectively to $300.4 million and $596.5 million for the three and six months ended June 30, 2019 from $332.8 million and $646.0 million for the three and six months ended June 30, 2018. Expenses decreased in 2019 largely driven by lower acquisition- and integration- related expenses relative to the prior year and an $8.3 million expense reversal recognized in second quarter 2019 related to the settlement of litigation matters. Additionally, a strategic focus on expense optimization contributed to broad-based cost savings across multiple expense categories. These decreases were partially offset by costs associated with asset impairments, professional fees, and severance and other employee costs related to FHN’s restructuring and rebranding initiatives recognized in 2019. Higher advertising costs recognized in first quarter 2019 also offset a portion of the overall expense decline for the six months ended June 30, 2019.
Asset quality trends were stable in second quarter 2019 reflecting continued underwriting discipline and ongoing portfolio management, strong economic conditions, and credit risk management. The allowance for loan losses increased $12.3 million from December 31, 2018, primarily driven by organic loan growth and specific reserves for three commercial credits (one of which was partially charged-off in second quarter 2019), somewhat offset by continued run-off of non-strategic loan balances. Net charge-offs as a percentage of loans was .07 percent for second quarter 2019 and 30+ day delinquencies declined 22 percent compared to year-end.
Return on average common equity (“ROCE”) and ROTCE were 9.79 percent and 15.12 percent, respectively, in second quarter 2019 up from 7.86 percent and 12.63 percent, respectively, in second quarter 2018. For the six months ended June 30, 2019, ROCE and ROTCE were 9.45 percent and 14.66 percent, respectively, compared to 8.32 percent and 13.34 percent, respectively, for the six months ended June 30, 2018. Return on average assets (“ROA”) improved to 1.11 percent and 1.07 percent for the three and six months ended June 20, 2019 from .86 percent and .91 percent in the three and six months ended June 30, 2018. Common Equity Tier 1, Tier 1, Total Capital, and Leverage ratios were 9.25 percent, 10.24 percent, 11.34 percent, and 9.05 percent, respectively, in second quarter 2019 compared to 9.77 percent, 10.80 percent, 11.94 percent and 9.09 percent, respectively, in fourth quarter 2018. Average assets increased to $41.2 billion in second quarter 2019 from $40.2 billion in second quarter 2018. Average loans and average deposits also increased 5 percent and 4 percent, respectively, to $28.7 billion and $32.0 billion in second quarter 2019 from second quarter 2018. For the first half of 2019, average assets increased to $41.1 billion from $40.3 billion in the prior year, with average loans and average deposits increasing 3 percent and 6 percent, respectively, to $28.0 billion and $32.2 billion for the six months ended June 30, 2019 from $27.2 billion and $30.5 billion for the six months ended June 30, 2018. Period-end Shareholders’ equity increased to $4.9 billion in second quarter 2019 from $4.8 billion in fourth quarter 2018 and $4.5 billion in second quarter 2018. Average Shareholders’ equity increased to $4.9 billion and $4.8 billion for the three and six months ended June 30, 2019 from $4.6 billion in the prior year.
BUSINESS LINE REVIEW
Regional Banking
Pre-tax income within the regional banking segment was $167.8 million in second quarter 2019, down from $172.1 million in second quarter 2018. For the six months ended June 30, 2019, the regional banking pre-tax income was $313.8 million compared to $337.5 million for the six months ended June 30, 2018. The decrease in pre-tax income was primarily driven by an increase in loan loss provision expense and a decrease in revenues, somewhat offset by lower expenses.
Total revenue decreased 2 percent to $378.8 million in second quarter 2019 from $386.7 million in second quarter 2018, driven by a decrease in NII. The decline in NII was primarily attributable to higher deposits rates, somewhat mitigated by balance sheet growth and higher loan accretion compared to second quarter 2018. Noninterest income increased to $81.5 million in second quarter 2019 from $80.8 million in second quarter 2018. The increase in noninterest income was due in large part to increases in fees from derivative sales, other service charges, and ATM interchange. The increase in ATM interchange fees was primarily driven by the conversion of CBF debit cards to Visa in first quarter 2019. These increases were somewhat offset by lower fees from deposit transactions and cash management activities in second quarter largely due to excess fees received from Capital Bank debit card transactions in second quarter 2018, as well as lower cash management and NSF fee income driven by changes in consumer behavior.
Provision expense was $17.8 million and $4.6 million in second quarter 2019 and 2018, respectively. The increase was primarily driven by commercial loan growth and specific reserves for two commercial credits, one of which was a partial charge-off in second quarter 2019.
Noninterest expense was $193.3 million in second quarter 2019, down from $210.0 million in second quarter 2018. The decrease in expense was primarily driven by broad-based cost savings across multiple expense categories driven by strategic focus on expense optimization. Additionally, FDIC premium expense decreased in second quarter 2019 primarily due to the end of an FDIC assessment surcharge starting with fourth quarter 2018.
Total revenue decreased 3 percent to $737.7 million for the six months ended June 30, 2019, from $759.1 million for the six months ended June 30, 2018, driven by decreases in NII and noninterest income. NII decreased 2 percent to $583.2 million in the first half of 2019 from $598.1 million in the first half of 2018, driven by the same factors that impacted the quarterly decline in NII mentioned above. Noninterest income decreased 4 percent, or $6.6 million, to $154.5 million in the first half of 2019 from $161.1 million in the first half of 2018. The decline in noninterest income was largely driven by an $8.6 million decrease in deposit transactions and cash management fee income somewhat offset by increases in fees from derivative sales, other service charges, and ATM interchange. The decrease in deposit transactions and cash management fee income was largely the result of excess fees received from Capital Bank debit card transactions in the first half of 2018, as well as lower cash management and NSF fee income driven by changes in consumer behavior
Provision expense was $31.2 million for the six months ended June 30, 2019, compared to $9.0 million for the six months ended June 30, 2018. The increase in provision expense for the year-to-date period was also primarily the result of increased reserves due to commercial loan growth, the two credits previously mentioned, and a relationship that was downgraded in first quarter 2019.
Noninterest expense was $392.7 million for the six months ended June 30, 2019, down 5 percent from $412.7 million for the six months ended June 30, 2018. The decrease in expense for the first half of 2019 was driven by the same factors impacting the quarterly expense decline.

Fixed Income
Pre-tax income in the fixed income segment was $16.0 million in second quarter 2019, up from $.6 million in second quarter 2018. For the six months ended June 30, 2019 the pre-tax income within the fixed income segment increased to $26.4 million from $5.4 million for the six months ended June 30, 2018. The improvement in results for the three and six months ended June 30, 2019 relative to the same periods of 2018 was the result of higher noninterest income, somewhat offset by an increase in expenses and lower NII.
Noninterest income increased 71 percent, or $27.3 million, to $65.6 million in second quarter 2019 from $38.4 million in second quarter 2018. Fixed income product revenue increased 82 percent to $54.5 million in second quarter 2019 from $29.9 million in second quarter 2018, as average daily revenue (“ADR”) increased to $866 thousand in second quarter 2019 from $468 thousand in second quarter 2018. The increase in ADR was largely due to a decline in interest rates and the revised outlook for rates to be flat/down in 2019, which resulted in growth across all trading desks. Other product revenue increased to $11.1 million in second quarter 2019 from $8.4 million in the prior year, driven by higher fees from derivative and loan sales, as well as an increase in fees for portfolio advisory services. NII was $6.2 million and $9.2 million in second quarter 2019 and 2018, respectively. The decline in NII was due in large part to lower spreads on inventory positions compared to the prior year. Noninterest expense increased 19 percent, or $8.8 million, to $55.8 million in second quarter 2019, primarily due to higher variable compensation associated with the increase in fixed income product revenue.
For the six months ended June 30, 2019, noninterest income increased $35.5 million to $119.4 million from $84.0 million for the six months ended June 30, 2018. Fixed income product revenue increased to $99.0 million for the first half of 2019 from $68.0 million in the prior year. Other product revenue was $20.4 million and $16.0 million for the six months ended June 30, 2019 and 2018, respectively. The same factors impacting the quarterly increases in noninterest income also drove the increase for the year-to-date period. NII was $13.5 million for the six months ended June 30, 2019, down from $17.7 million for the six months ended June 30, 2018. Noninterest expense increased 11 percent, or $10.2 million, to $106.5 million for the six months ended June 30, 2019 from $96.3 million for the six months ended June 30, 2018. The increase was primarily due to higher variable compensation associated with the increase in fixed income product revenue for the first half of 2019 compared to the prior year.
Corporate
The pre-tax loss for the corporate segment was $53.1 million and $76.3 million for the quarters ended June 30, 2019 and 2018, respectively, and $87.9 million and $136.5 million for the six months ended June 30, 2019 and 2018, respectively.
Net interest expense was $7.0 million and $17.2 million in second quarter 2019 and 2018, respectively. Net interest expense was favorably impacted by a reduction of market-indexed deposits in second quarter 2019 due to strong lower cost deposit growth in Regional Banking. Noninterest income (including securities gain/losses) increased 8 percent to $9.4 million in second quarter 2019 from $8.7 million in second quarter 2018, primarily driven by higher deferred compensation income driven by equity market valuations in second quarter 2019, somewhat offset by a decline in dividend income. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense, which is included in personnel expense.
Noninterest expense decreased 18 percent or $12.4 million from $67.9 million in second quarter 2018 to $55.5 million in second quarter 2019. The decrease in expense for second quarter 2019 was primarily driven by a $34.5 million decrease in acquisition and integration-related costs. Additionally, the recognition of $4.1 million of valuation adjustments associated with derivatives related to prior sales of Visa Class B shares in second quarter 2018 (a similar adjustment was not recognized in 2019) and broad-based cost savings driven by strategic-focus on expense optimization also favorably impacted expense in second quarter 2019. These expense declines were partially offset by $18.7 million of restructuring costs associated with efficiency initiatives and $9.1 million of rebranding expenses recognized in second quarter 2019.
Net interest expense was $14.8 million and $33.4 million for the six months ended June 30, 2019 and 2018, respectively. Net interest expense was favorably impacted in the first half of 2019 by a reduction of market-indexed deposits due to strong lower cost deposit growth in Regional Banking. Noninterest income (including securities gain/losses) increased to $22.8 million in the first half of 2019 from $18.1 million in the first half of 2018. The increase in noninterest income for the year-to-date period was also driven by the same factors impacting the quarterly increase in noninterest income. In the first half of 2018, noninterest income was positively impacted by a $3.3 million gain on the sale of a building.

Noninterest expense decreased to $95.9 million for the six months ended June 30, 2019 from $121.2 million for the six months ended June 30, 2018. The decrease in expense for the first half of 2019 was primarily driven by a $60.2 million decrease in acquisition and integration-related costs relative to the prior year, partially offset by $30.8 million of restructuring costs associated with efficiency initiatives and $9.1 million in rebranding expenses recognized in the first half of 2019. Additionally, the recognition of the $4.1 million valuation adjustments associated with derivatives related to prior sales of Visa Class B shares in 2018 mentioned above and broad-based cost savings driven by strategic-focus on expense optimization also favorably impacted expense in the first half of 2019. Expenses were negatively impacted during the first half of 2019 by higher advertising expense due in large part to promotional branding campaigns and targeted marketing in new markets.
Non-Strategic
Pre-tax income in the non-strategic segment increased $8.2 million to $17.5 million in second quarter 2019 from $9.3 million in second quarter 2018. For the six months ended June 30, 2019, the non-strategic segment had a pre-tax income of $26.4 million up from $24.3 million for the six months ended June 30, 2018. The increase in results for both periods was driven by a decrease in expenses and an increase in noninterest income, which more than offset a decline in NII.
Total revenue was $8.6 million in second quarter 2019 down from $12.6 million in second quarter 2018. NII decreased $5.9 million to $7.1 million in second quarter 2019 from $13.0 million in second quarter 2018, primarily due to continued run-off of the loan portfolios. Noninterest income increased from negative $.3 million in second quarter 2018 to $1.5 million in second quarter 2019, primarily driven by a $1.1 million gain on the sale and payoff of TRUPS loans.
The provision for loan losses within the non-strategic segment was a provision credit of $4.8 million in second quarter 2019 compared to a provision credit of $4.6 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances. Reserve balances declined by $5.5 million from December 31, 2018, to $21.9 million as of June 30, 2019. Losses remain low as the non-strategic segment had net recoveries of $2.7 million in second quarter 2019 compared to net recoveries of $2.6 million a year ago.
Noninterest expense was a net expense reversal of $4.1 million in second quarter 2019 compared to $7.9 million of expense in second quarter 2018. The decrease in expense was largely the result of an $8.3 million pre-tax expense reversal related to the settlement of litigation matters. Additionally, lower legal fees also contributed to the decrease in noninterest expense compared to second quarter 2018.
For the six months ended June 30, 2019, total revenue was $18.5 million down from $30.2 million for the six months ended June 30, 2018. NII decreased 46 percent to $16.2 million in the first six months of 2019, primarily due to continued run-off of the loan portfolios. Noninterest income was $2.4 million and $.5 million for the first half of 2019 and 2018, respectively. The increase in non-interest income was due to the sale and payoff of the TRUPS loans previously mentioned.
The provision for loan losses within the non-strategic segment was a provision credit of $9.2 million for the six months ended June 30, 2019 compared to a provision credit of $10.0 million in the prior year. The same factors impacting the quarterly change in loan loss provisioning levels also drove the change for the year-to-date period.
For the six months ended June 30, 2019, noninterest expense decreased to $1.3 million from $15.8 million for the six months ended June 30, 2018. The decrease in expense for the year-to-date period was driven by the same factors impacting the quarterly expense decrease.

INCOME STATEMENT REVIEW
Total consolidated revenue increased 5 percent to $461.6 million in second quarter 2019 from $438.5 million in second quarter 2018, driven by an increase in noninterest income, somewhat offset by a decrease in NII. Total expenses decreased 10 percent to $300.4 million in second quarter 2019 from $332.8 million in second quarter 2018.
For the six months ended June 30, 2019, total revenue was $897.2 million, up 2 percent from $875.6 million for the six months ended June 30, 2018. The increase in total revenue for the first half of 2019 was also driven by an increase in noninterest income, somewhat offset by a decrease in NII. Total expenses decreased 8 percent to $596.5 million for the six months ended June 30, 2019 from $646.0 million in the prior year.
NET INTEREST INCOME
Net interest income was $303.6 million in second quarter 2019, down from $310.9 million in second quarter 2018. The decline in NII was primarily attributable to higher deposit rates, somewhat mitigated by balance sheet growth and higher loan accretion in second quarter 2019 relative to the prior year. For the six months ended June 30, 2019, NII was $598.1 million compared to $612.1 million for the six months ended June 30, 2018. The same factors that contributed to the second quarter 2019 decrease in NII also drove the decrease in NII for the year-to-date period of 2019 relative to the prior year. Average earning assets were $36.7 billion and $36.5 billion, respectively, for the three and six months ended June 30, 2019 and $35.6 billion and $35.7 billion, respectively, for the three and six months ended June 30, 2018. The increase in average earning assets for both second quarter and year-to-date 2019 was primarily driven by loan growth and an increase in interest-bearing cash, somewhat offset by a smaller available-for-sale ("AFS") securities portfolio and declines in other earning assets in 2019 relative to the prior year.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin was 3.34 percent in second quarter 2019 down 19 basis points from 3.53 percent in second quarter 2018. The net interest spread was 2.94 percent in second quarter 2019, down 31 basis points from 3.25 percent in second quarter 2018. For the six months ended June 30, 2019, the net interest margin was 3.32 percent, down 16 basis points from 3.48 percent for the six months ended June 30, 2018. The decline in NIM for the three and six months ended June 30, 2019 was primarily the result of the negative impact of higher market interest rates on deposits, somewhat mitigated by balance sheet growth and higher loan accretion. For year-to-date 2019 an increase in average excess cash at the Fed also negatively impacted NIM relative to the prior year.

Table 1—Net Interest Margin

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	5.05%	4.88%	5.06%	4.71%
Consumer loans	4.65	4.52	4.62	4.50
Total loans, net of unearned income	4.95	4.79	4.95	4.65
Loans held-for-sale	5.36	6.18	5.64	6.43
Investment securities:
U.S. government agencies	2.61	2.69	2.64	2.68
States and municipalities	3.31	3.12	3.76	3.11
Corporates and other debt	4.41	4.38	4.39	4.46
Other	34.73	32.48	34.64	29.78
Total investment securities	2.74	2.74	2.76	2.73
Trading securities	3.41	3.82	3.60	3.60
Other earning assets:
Federal funds sold	2.74	2.36	2.66	2.25
Securities purchased under agreements to resell	2.23	1.62	2.22	1.37
Interest-bearing cash	2.28	1.75	2.37	1.58
Total other earning assets	2.27	1.69	2.34	1.46
Interest income / total earning assets	4.52%	4.39%	4.51%	4.26%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	1.29%	0.90%	1.32%	0.73%
Other interest-bearing deposits	0.98	0.61	1.02	0.57
Time deposits	2.01	1.30	1.96	1.23
Total interest-bearing deposits	1.32	0.86	1.33	0.75
Federal funds purchased	2.43	1.79	2.46	1.64
Securities sold under agreements to repurchase	2.08	1.20	2.07	1.10
Fixed income trading liabilities	2.75	2.88	2.87	2.69
Other short-term borrowings	2.66	1.86	2.77	1.68
Term borrowings	4.96	4.34	4.93	4.13
Interest expense / total interest-bearing liabilities	1.58	1.14	1.57	1.03
Net interest spread	2.94%	3.25%	2.94%	3.23%
Effect of interest-free sources used to fund earning assets	0.40	0.28	0.38	0.25
Net interest margin (a)	3.34%	3.53%	3.32%	3.48%
(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21 percent and, where applicable, state income taxes.

FHN’s net interest margin is primarily impacted by its balance sheet mix including the levels of fixed and floating rate loans, rate sensitive and non-rate sensitive liabilities, cash levels, trading inventory levels as well as loan fees and cash basis income. For the remainder of 2019, NIM will also depend on changes to the yield curve, changes to the Fed Funds rate, loan accretion levels, and the competitive pricing environment for core deposits.

PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Provision expense was $13.0 million in second quarter 2019 compared to zero in second quarter 2018. The increase in provision expense was primarily driven by increased reserves due to commercial loan growth and specific reserves for two commercial credits, one of which was partially charged off in second quarter 2019. For the six months ended June 30, 2019, FHN recognized provision expense of $22.0 million compared to a provision credit of $1.0 million for the six months ended June 30, 2018. The increase in provision expense for the year-to-date period was also primarily the result of increased reserves due to commercial loan growth, the two credits previously mentioned, and a relationship that was downgraded in first quarter 2019. During 2019, FHN’s asset quality metrics remained strong. In second quarter 2019, net charge-offs as a percentage of loans was .07 percent. For additional information about the provision for loan losses, refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $158.0 million in second quarter 2019 and represented 34 percent of total revenue compared to $127.5 million in second quarter 2018 and 29 percent. For the six months ended June 30, 2019 and 2018, noninterest income was $299.0 million and $263.5 million, respectively, representing 33 percent and 30 percent of total revenue. The increase in noninterest income in both periods was primarily driven by higher fixed income revenue relative to 2018.
Fixed Income Noninterest Income
Fixed income noninterest income was $66.4 million and $120.2 million for the three and six months ended June 30, 2019, up 76 percent and 44 percent from $37.7 million and $83.2 million for the three and six months June 30, 2018. The increase for both periods of 2019 was due to a decline in interest rates and the revised outlook for rates to be flat/down in 2019, which resulted in an increase in ADR and growth across all trading desks. Revenue from other products increased from $7.8 million and $15.2 million for the three and six months ended June 30, 2018 to $11.9 million and $21.2 million for the three and six months ended June 30, 2019, primarily driven by higher fees from derivative and loan sales, as well as an increase in fees for portfolio advisory services. Additionally, $1.1 million of gains on the sale and payoff of TRUPS loans in the non-strategic segment also favorably affected other product revenue in 2019. The following table summarizes FHN’s fixed income noninterest income for the three and six months ended June 30, 2019 and 2018.
Table 2—Fixed Income Noninterest Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2019	2018		2019	2018
Noninterest income:
Fixed income	$54,533	$29,940	82%	$99,005	$67,987	46%
Other product revenue	11,881	7,757	53%	21,158	15,216	39%
Total fixed income noninterest income	$66,414	$37,697	76%	$120,163	$83,203	44%
Deposit Transactions and Cash Management
Fees from deposit transactions and cash management activities was $32.4 million and $64.0 million for the three and six months ended June 30, 2019, down 10 percent and 11 percent, respectively from $36.1 million and $72.1 million in the three and six months ended June 30, 2018. The decrease in both periods is largely due to excess fees received from Capital Bank debit card transactions in the first half of 2018, as well as lower cash management and NSF fee income driven by changes in consumer behavior.

Other Noninterest Income
Other income includes revenues related to other service charges, ATM and interchange fees, mortgage banking (primarily within the non-strategic and regional banking segments), deferred compensation plans (which are mirrored by changes in noninterest expense), dividend income, electronic banking fees, letter of credit fees, insurance commissions, gain/(loss) on the extinguishment of debt and various other fees.
Revenue from all other income and commissions increased 36 percent, or $6.8 million, to $25.7 million in second quarter 2019 from $18.9 million in second quarter 2018. The increase in all other income and commissions in second quarter 2019 was partially due to increases in fees from derivative sales, other service charges, and ATM interchange. The increase in ATM interchange fees was largely driven by the conversion of CBF debit cards to Visa in first quarter 2019. An increase in deferred compensation income in second quarter 2019 driven by equity market valuations relative to the prior year also contributed to the increase in all other income and commissions. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense, which is included in personnel expense. The second quarter 2019 increase was partially offset by a decrease in dividend income compared to the prior year.
Revenue from all other income and commissions increased 20 percent, or $8.5 million, to $50.3 million for the six months ended June 30, 2019 from $41.8 million for the six months ended June 30, 2018. The increase in all other income and commissions in the first half of 2019 was largely due to a $6.0 million increase in deferred compensation income driven by changes in equity market valuations. Additionally, increases in fees from derivative sales within the Regional Banking segment and other service charges also contributed to the increase in all other income and commissions for the first half of 2019. These increases were somewhat offset by a decrease in dividend income in 2019. In the first half of 2018, all other income and commissions was positively impacted by a $3.3 million gain on the sale of a building
The following table provides detail regarding FHN’s other income.
Table 3—Other Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2019	2018		2019	2018
Other income:
Other service charges	$5,624	$3,728	51%	$9,493	$7,851	21%
ATM and interchange fees	4,262	3,413	25%	7,503	6,680	12%
Mortgage banking	2,572	2,431	6%	4,458	4,977	(10)%
Deferred compensation (a)	1,938	991	96%	7,412	1,442	NM
Dividend income (b)	1,809	3,124	(42)%	4,122	5,373	(23)%
Electronic banking fees	1,267	1,228	3%	2,538	2,432	4%
Letter of credit fees	1,253	1,295	(3)%	2,621	2,544	3%
Insurance commissions	566	476	19%	1,190	1,233	(3)%
Gain/(loss) on extinguishment of debt	—	—	NM	(1)	—	NM
Other	6,376	2,188	NM	10,962	9,235	19%
Total	$25,667	$18,874	36%	$50,298	$41,767	20%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful
(a) Amounts driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense.
(b) Represents dividend income from Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") holdings. Variability largely driven by level of holdings.

NONINTEREST EXPENSE
Total noninterest expense decreased 10 percent or $32.4 million to $300.4 million in second quarter 2019 from $332.8 million in second quarter 2018. For the six months ended June 30, 2019, total noninterest expense decreased 8 percent or $49.5 million to $596.5 million from $646.0 million for the six months ended June 30, 2018. The decrease in noninterest expense for both periods of 2019 was largely driven by lower acquisition-and integration-related expenses and the recognition of an $8.3 million expense reversal related to the settlement of legal matter, somewhat offset by increases in restructuring and rebranding expenses compared to prior year. Additionally, a company-wide focus on efficiency initiatives and expense savings also contributed to the decrease in noninterest expense for the three and six months ended June 30, 2019.
Employee Compensation, Incentives, and Benefits
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased 3 percent in second quarter 2019 to $171.6 million from $165.9 million in second quarter 2018. The increase in personnel expense in second quarter 2019 was primarily driven by an increase in variable compensation associated with higher fixed income sales revenue, severance-related costs associated with restructuring, repositioning, and efficiency initiatives recognized in second quarter 2019 and an increase in deferred compensation expense driven by equity market valuations. These expense increases were somewhat offset by a $2.4 million decrease in acquisition- and integration-related expenses as compared to second quarter 2018 and a reduction in headcount relative to the prior year.
For the six months ended June 30, 2019, personnel expense was $349.6 million, up 4 percent from $337.1 million for the six months ended June 30, 2018. The factors that contributed to the quarterly increase in personnel expense also drove the increase in personnel expense for the first half of 2019.
Operations Services
Operations services expense decreased 20 percent to $11.7 million in second quarter 2019 from $14.7 million in second quarter 2018. For the first half of 2019, operations services expense decreased 23 percent to $23.2 million from $30.2 million in the first half of 2018. The decrease in both periods was primarily driven by the reduction of third-party vendors following the completion of integration of the CBF merger, as well as lower acquisition- and integration-related expenses primarily related to the CBF acquisition.
Professional Fees
Professional fees decreased to $11.3 million and $23.6 million for the three and six months ended June 30, 2019 from $15.4 million and $27.7 million for the same periods of 2018. The decrease in professional fees was primarily driven by lower acquisition- and integration-related expense primarily associated with the CBF acquisition, somewhat offset by restructuring costs associated with the identification of efficiency opportunities within the organization and rebranding expenses recognized in 2019.
Equipment rentals, depreciation, and maintenance
Equipment rentals, depreciation, and maintenance expense decreased 22 percent and 17 percent to $8.4 million and $17.2 million for the three and six months ended June 30, 2019, from $10.7 million and $20.7 million for the three and six months ended June 30, 2018. The decrease in equipment rentals, depreciation, and maintenance expense in both periods was due in large part to branch optimization, consolidation efforts and planned merger synergies. Additionally, expense levels in 2018 included higher acquisition- and integration-related expenses primarily related to the CBF acquisition.
Legal fees
Legal fees increased to $6.5 million and $9.3 million for the three and six months ended June 30, 2019, from $2.8 million and $5.1 million for the three and six months ended June 30, 2018. Legal fees fluctuate primarily based on the status, timing, type, and composition of cases or other projects.
Advertising and Public Relations
Expenses associated with advertising and public relations were $5.6 million and $5.1 million in second quarter 2019 and 2018, respectively. For the six months ended June 30, 2019, advertising and public relations expense was $12.8 million, up $4.1 million from $8.7 million for the six months ended June 30, 2018. For the year-to-date period 2019, FHN recognized higher advertising expense due in large part to promotional branding campaigns and targeted marketing in new markets.

FDIC Premium Expense
FDIC premium expense decreased 57 percent and 54 percent from $10.0 million and $18.6 million for the three and six June 30 2018 to $4.2 million and $8.5 million for the three and six months June 30, 2019. The decrease in FDIC premium expense is primarily due to the end of an FDIC assessment surcharge starting with fourth quarter 2018.
Contract Employment and Outsourcing
Expenses associated with contract employment and outsourcing decreased to $3.1 million and $6.4 million for the three and six months ended June 30, 2019 from $5.9 million and $10.0 million for the three and six months ended June 30, 2018. The decrease was primarily driven by the completion of acquisition- and integration- related projects primarily associated with the CBF acquisition.
Other Noninterest Expense
Other expense includes travel and entertainment expenses, other insurance and tax expense, customer relations expenses, supplies, costs associated with employee training and dues, miscellaneous loan costs, expenses associated with the non-service components of net periodic pension and post-retirement cost, tax credit investments expense, expenses associated with OREO, losses from litigation and regulatory matters, and various other expenses.
All other expenses decreased 43 percent to $29.2 million in second quarter 2019 from $51.0 million in second quarter 2018. The decrease was primarily due to a $23.1 million decrease in acquisition- and integration-related expenses and an $8.3 million expense reversal related to the settlement of litigation matters within the Non-Strategic segment. In second quarter 2018, FHN recognized $4.1 million of valuation adjustments associated with derivatives related to prior sales of Visa Class B shares; a similar adjustment was not recognized in 2019. Additionally, broad-based cost savings driven by strategic-focus on expense optimization in 2019 also contributed to the decrease in other noninterest expense. In second quarter 2019, FHN recognized $19.6 million of costs associated with FHN’s restructuring and rebranding initiatives primarily related to asset impairments, offsetting a portion of the year-over-year expense decline.
For the six months ended June 30, 2019, all other expenses decreased 43 percent to $49.0 million from $86.3 million for the six months ended June 30, 2018, primarily due to a $38.8 million decrease in acquisition- and integration-related expenses and a $10.4 million decline in loss accruals related to legal matters (largely driven by the expense reversal previously mentioned). To a lesser extent, the Visa derivative valuation adjustment recognized in 2018 previously mentioned contributed to the expense decline for the six months ended June 30, 2019 relative to the prior year. FHN’s strategic focus on expense optimization also contributed to the overall decline in other noninterest expense during the first half of 2019. Offsetting a portion of the expense decline, costs associated with restructuring and rebranding initiatives were $20.1 million during the six months ended June 30, 2019.
The following table provides detail regarding FHN’s other expense.

Table 4—Other Expense

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2019	2018		2019	2018
Other expense:
Travel and entertainment	$2,906	$5,131	(43)%	$5,618	$8,114	(31)%
Other insurance and taxes	2,495	2,752	(9)%	5,189	5,417	(4)%
Customer relations	1,540	1,358	13%	3,139	2,421	30%
Supplies	1,342	1,987	(32)%	3,146	3,823	(18)%
Employee training and dues	1,251	1,849	(32)%	2,708	3,628	(25)%
Miscellaneous loan costs	857	1,035	(17)%	1,884	2,177	(13)%
Non-service components of net periodic pension and post-retirement cost	559	1,530	(63)%	991	2,034	(51)%
Tax credit investments	267	1,079	(75)%	942	2,216	(57)%
OREO	25	810	(97)%	(341)	918	NM
Litigation and regulatory matters (a)	(8,230)	16	NM	(8,217)	2,150	NM
Other	26,199	33,452	(22)%	33,938	53,433	(36)%
Total	$29,211	$50,999	(43)%	$48,997	$86,331	(43)%

NM – Not meaningful
(a) Litigation and regulatory matters for the three and six months ended June 30, 2019 includes an $8.3 million expense reversal related to the settlement of litigation matters within the Non-Strategic segment.
INCOME TAXES
FHN recorded an income tax provision of $34.5 million in second quarter 2019, compared to $19.7 million in second quarter 2018. For the six months ended June 30, 2019 and 2018, FHN recorded an income tax provision of $61.5 million and $49.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2019 was approximately 23 percent and 22 percent compared to 19 percent and 22 percent for the three and six months ended June 30, 2018.
The Company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The effective rate is unfavorably affected by the non-deductibility of a portion of the Company's FDIC premium and executive compensation expenses. The Company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits.
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2019, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $243.6 million and $167.0 million, respectively, resulting in a net DTA of $76.6 million at June 30, 2019, compared with a net DTA of $127.9 million at December 31, 2018.
As of June 30, 2019, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $43.8 million and $3.5 million, respectively, which will expire at various dates.
Other than a small valuation allowance against state NOLs, FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
Beginning in first quarter 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. The net charges for restructuring, repositioning, and efficiency initiatives were $18.7 million and $30.8 million, respectively, for the three and six months ended June 30, 2019, primarily associated with asset impairments, severance and other employee costs, and professional fees. Due to the broad nature of the actions being taken, many components of expense are expected to benefit from the current efficiency initiatives. See Note 18 - Restructuring, Repositioning, and Efficiency for additional information.

STATEMENT OF CONDITION REVIEW
Total period-end assets were $42.2 billion on June 30, 2019, up from $40.8 billion on December 31, 2018. The increase in period-end assets was driven by strong loan growth and an increase in lease assets, somewhat offset by decreases in other earning assets (primarily interest-bearing cash), loans held-for-sale (“HFS”), and AFS securities. Effective January 1, 2019, FHN adopted ASU 2016-02, “Leases” and all related ASUs and began recording right-of-use (“ROU”) lease assets and lease liabilities in Other assets and Other liabilities which contributed to the increase in period-end and average assets and labilities in the first half of 2019 relative to the prior year. Average assets increased 2 percent from $40.3 billion in fourth quarter 2018 to $41.2 billion in second quarter 2019. The increase in average assets was also largely driven by net increases in loan portfolios and an increase in ROU lease assets, partially offset by decreases in other earning assets and loans HFS.
Total period-end liabilities were $37.2 billion on June 30, 2019, a 3 percent increase from $36.0 billion on December 31, 2018. The net increase in period-end liabilities was primarily due to increases in short-term borrowings and lease liabilities, somewhat offset by a decrease in deposits. In second quarter 2019 average liabilities increased to $36.4 billion from $35.6 billion in fourth quarter 2018. The increase in average liabilities was also driven by higher balances of short-term borrowings and lease liabilities, coupled with an increase in deposits.
EARNING ASSETS
Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased 2 percent and 3 percent to $36.7 billion in second quarter 2019 from $35.8 billion and $35.6 billion, respectively, in fourth quarter 2018 and second quarter 2018. A more detailed discussion of the major line items follows.
Loans
Period-end loans increased 8 percent to $29.7 billion as of June 30, 2019 from $27.5 billion on December 31, 2018 and increased 7 percent from $27.7 billion as of June 30, 2018. Average loans for second quarter 2019 increased to $28.7 billion from $27.2 billion in fourth quarter 2018 and $27.3 billion in second quarter 2018. The increase in period-end and average loan balances compared to both prior periods was primarily due to net loan growth within the Regional Bank, somewhat offset by run-off within the non-strategic portfolios.
Table 5—Average Loans

	Quarter Ended June 30, 2019		Quarter Ended December 31, 2018
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$17,952,866	63%	$15,952,608	59%	13%
Commercial real estate	3,910,466	13	4,170,186	15	(6)
Total commercial	21,863,332	76	20,122,794	74	9
Consumer:
Consumer real estate (a)	6,109,805	21	6,274,799	23	(3)
Permanent mortgage	200,234	1	228,184	1	(12)
Credit card, OTC and other	498,790	2	528,866	2	(6)
Total consumer	6,808,829	24	7,031,849	26	(3)
Total loans, net of unearned income	$28,672,161	100%	$27,154,643	100%	6%
(a) Balance as of June 30, 2019 and December 31, 2018, includes $14.2 million and $16.7 million of restricted and secured real estate loans, respectively.
C&I loans are the largest component of the loan portfolio comprising 63 percent of total loans in second quarter 2019 and 59 percent in fourth quarter 2018. C&I loans increased 13 percent, or $2.0 billion, from fourth quarter 2018 largely driven by strong loan growth within the mortgage warehouse lending and commercial portfolios of Regional Banking. Growth in other specialty lending areas within Regional Banking, such as wealth, energy, and healthcare also meaningfully contributed to the overall growth in average C&I loans in second quarter 2019 compared to fourth quarter 2018. Commercial real estate loans experienced a net decrease of 6 percent to $3.9 billion in second quarter 2019 as loan runoff outpaced loan growth.
Average consumer loans declined 3 percent, or $.2 billion, from fourth quarter 2018 to $6.8 billion in second quarter 2019, driven by the continued wind-down of portfolios within the Non-strategic segment.
Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities were $4.4 billion on June 30, 2019 compared to $4.6 billion on December 31, 2018. Average investment securities were $4.6 billion in second quarter 2019 and fourth quarter 2018, representing 12 percent and 13 percent of average earning assets in second quarter 2019 and fourth quarter 2018, respectively. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted returns.
Loans Held-for-Sale
Loans HFS consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. On June 30, 2019 loans HFS were $447.1 million compared to $679.1 million on December 31, 2018. The average balance of loans HFS decreased to $606.7 million in second quarter 2019 from $714.4 million in fourth quarter 2018. The decrease in period-end and average loans HFS was primarily driven by a decrease in small business loans, partially offset by an increase in

USDA loans. Additionally, as previously mentioned, the sale of a subsidiary resulted in the removal of approximately $25 million UPB of subprime consumer loans which contributed to the decrease in both period-end and average balances.
Other Earning Assets
Other earning assets include trading securities, securities purchased under agreements to resell ("asset repos"), federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $2.9 billion in second quarter 2019, down from $3.4 billion in fourth quarter 2018. The decrease in other earning assets was primarily driven by decreases in interest bearing cash and fixed income trading inventory relative to fourth quarter 2018. Fixed income's trading inventory fluctuates daily based on customer demand. Other earning assets were $2.9 billion on June 30, 2019 compared to $3.3 billion on December 31, 2018, as lower levels of interest bearing cash and FFS were offset by an increase in fixed income trading securities and asset repos. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades.
Non-earning assets
Period-end non-earning assets were $4.7 billion and $4.6 billion on June 30, 2019 and December 31, 2018, respectively. The increase was due to the recognition of ROU assets associated with the adoption of ASU 2016-02, "Leases," and higher levels of fixed income receivables and derivative assets, partially offset by a decrease in cash and net deferred tax assets.
Deposits
Average deposits increased to $32.0 billion during second quarter 2019 from $31.8 billion in fourth quarter 2018 and $30.7 billion in second quarter 2018. The increase in average deposits from fourth quarter 2018 and second quarter 2018 was driven by increases in commercial and consumer interest deposits primarily as a result of FHN's strategic focus on growing deposits, partially offset by lower levels of market-indexed deposits, as FHN was able to utilize the influx of commercial and consumer interest-bearing deposits (as a more efficient source of funding) to meet loan demands. FHN's mix of interest-bearing deposits and noninterest-bearing deposits remained relatively consistent between periods.
Period-end deposits were $32.3 billion on June 30, 2019, down 1 percent from $32.7 billion on December 31, 2018, and up 4 percent from $31.0 billion on June 30, 2018. The decrease in deposits from December 31, 2018 was primarily due to a decrease in market-indexed deposits and non-interest bearing deposits which more than offset the influx of commercial and consumer interest deposits. On a period-end basis, deposits increased from June 30, 2018 driven by increases in commercial and consumer interest deposits, somewhat offset by a decline in market-indexed deposits and non-interest bearing deposits. The following table summarizes FHN's average deposits for quarters-ended June 30, 2019 and December 31, 2018.
Table 6—Average Deposits

	Quarter Ended June 30, 2019		Quarter Ended December 31, 2018
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer	$13,597,195	42%	$12,965,734	41%	5%
Commercial	6,599,793	21	5,900,136	19	12
Market-indexed (a)	3,818,949	12	4,947,192	16	(23)
Total interest-bearing deposits	24,015,937	75	23,813,062	75	1
Noninterest-bearing deposits	7,947,607	25	8,034,692	25	(1)
Total deposits	$31,963,544	100%	$31,847,754	100%	*
* Amount is less than one percent
(a) Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.

Short-Term Borrowings
Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $2.4 billion in second quarter 2019, up 31 percent from $1.8 billion in fourth quarter 2018. As noted in the table below, the increase in short-term borrowings between second quarter 2019 and fourth quarter 2018 was primarily due to increases in other-short-term borrowings and FFP. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Period-end short-term borrowings increased to $2.9 billion on June 30, 2019 from $1.5 billion on December 31, 2018. The increase in short-term borrowings on a period-end basis was primarily driven by increases in other short-term borrowings, FFP and trading liabilities. Trading liabilities fluctuates based on expectations of customer demand.
Table 7—Average Short-Term Borrowings

	Quarter Ended June 30, 2019		Quarter Ended December 31, 2018
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$519,497	21%	$334,036	18%	56%
Securities sold under agreements to repurchase	691,490	29	710,898	39	(3)
Trading liabilities	548,653	23	543,696	30	1
Other short-term borrowings	650,387	27	244,413	13	NM
Total short-term borrowings	$2,410,027	100%	$1,833,043	100%	31%
NM-Not meaningful
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Average and period-end term borrowings were $1.2 billion on June 30, 2019 and December 31, 2018, respectively.
Other Liabilities
Period-end other liabilities were $.9 billion on June 30, 2019, up from $.7 billion on December 31, 2018, primarily due to the recognition of lease liabilities associated with the adoption of ASU 2016-02, "Leases" and an increase in fixed income payables, somewhat offset by a decrease in derivative liabilities.
CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity increased to $4.9 billion on June 30, 2019 from $4.8 billion on December 31, 2018. Average equity increased to $4.9 billion in second quarter 2019 from $4.7 billion in fourth quarter 2018. The increase in period-end and average equity was primarily due to net income recognized since fourth quarter 2018, somewhat offset by common and preferred dividends paid and share repurchases (mentioned below). A decrease in accumulated other comprehensive income ("AOCI") also contributed to the increase in period-end and average equity and was largely the result of a decrease in unrealized losses associated with AFS debt securities.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2019	December 31, 2018
Shareholders’ equity	$4,630,650	$4,489,949
FHN non-cumulative perpetual preferred	(95,624)	(95,624)
Common equity	$4,535,026	$4,394,325
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,517,608)	(1,529,532)
Net unrealized (gains)/losses on securities available-for-sale	(21,071)	75,736
Net unrealized (gains)/losses on pension and other postretirement plans	285,744	288,768
Net unrealized (gains)/losses on cash flow hedges	(2,184)	12,112
Disallowed deferred tax assets	(9,385)	(17,637)
Other deductions from common equity tier 1	(38)	(70)
Common equity tier 1	$3,270,484	$3,223,702
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—FTBNA preferred stock	253,893	246,047
Tier 1 capital	$3,620,001	$3,565,373
Tier 2 capital	389,115	374,744
Total regulatory capital	$4,009,116	$3,940,117
Risk-Weighted Assets
First Horizon National Corporation	$35,341,740	$33,002,595
First Tennessee Bank National Association	34,823,590	32,592,577
Average Assets for Leverage
First Horizon National Corporation	40,022,187	39,221,755
First Tennessee Bank National Association	39,172,832	38,381,985

	June 30, 2019		December 31, 2018
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	9.25%	$3,270,484	9.77%	$3,223,702
First Tennessee Bank National Association	9.44	3,286,610	9.81	3,197,725
Tier 1
First Horizon National Corporation	10.24	3,620,001	10.80	3,565,373
First Tennessee Bank National Association	10.28	3,581,426	10.72	3,492,541
Total
First Horizon National Corporation	11.34	4,009,116	11.94	3,940,117
First Tennessee Bank National Association	10.88	3,790,297	11.32	3,689,180
Tier 1 Leverage
First Horizon National Corporation	9.05	3,620,001	9.09	3,565,373
First Tennessee Bank National Association	9.14	3,581,426	9.10	3,492,541

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total

Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. Furthermore, beginning January 1, 2019, a capital conservation buffer of 50 basis points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and certain discretionary bonuses. As of June 30, 2019, both FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. For both FHN and FTBNA, the risk-based regulatory capital ratios decreased in second quarter 2019 relative to fourth quarter 2018 primarily due to increased risk-weighted assets driven by loan growth which was partially offset by the impact of net income less dividends and share repurchases during the first half of 2019. Also, the Tier 1 leverage ratio declined for both FHNC and FTBNA as average assets for leverage in the second quarter 2019 increased relative to fourth quarter 2018. During the remainder of 2019, capital ratios are expected to remain above well capitalized standards plus the required capital conservation buffer.
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
Table 9a—Issuer Purchases of Common Stock - General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority along with an extension of the expiration date to January 31, 2021. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of June 30, 2019, $201.1 million in purchases had been made under this authority at an average price per share of $15.00, $14.98 excluding commissions.

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2019
April 1 to April 30	119	$14.82	119	$347,279
May 1 to May 31	3,390	14.28	3,390	298,883
June 1 to June 30	—	N/A	—	298,883
Total	3,509	$14.30	3,509
N/A - Not applicable
(a) Represents total costs including commissions paid.

Table 9b—Issuer Purchase of Common Stock - Compensation Authority
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of June 30, 2019, the maximum number of shares that may be purchased under the program was 24.9 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2019.

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2019
April 1 to April 30	1	$14.40	1	25,038
May 1 to May 31	143	14.20	143	24,895
June 1 to June 30	1	14.15	1	24,894
Total	145	$14.20	145

ASSET QUALITY

Loan Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Consumer loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (21 percent of total loans), the majority of which is in the consumer real estate portfolio (20 percent of total loans). Industry concentrations are discussed under the heading C&I below.
Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 28 and continuing to page 47. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2019, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2018.
COMMERCIAL LOAN PORTFOLIOS
C&I
The C&I portfolio was $19.1 billion on June 30, 2019, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of June 30, 2019, are in Tennessee (32 percent), North Carolina (10 percent), California (7 percent), Texas (7 percent), Florida (6 percent), Georgia (4 percent), South Carolina (3 percent), and Virginia (3 percent), with no other state representing more than 3 percent of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of June 30, 2019, and December 31, 2018. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 10—C&I Loan Portfolio by Industry

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$3,788,912	20%	$2,023,746	12%
Finance & insurance	2,684,100	14	2,766,041	17
Real estate rental & leasing (a)	1,716,830	9	1,548,903	9
Manufacturing	1,312,109	7	1,245,230	8
Health care & social assistance	1,308,431	7	1,309,983	8
Accommodation & food service	1,272,369	7	1,171,333	7
Wholesale trade	1,234,802	6	1,166,590	7
Other (education, arts, entertainment, etc) (b)	5,736,716	30	5,282,502	32
Total C&I loan portfolio	$19,054,269	100%	$16,514,328	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2019.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 34 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on June 30, 2019, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 20 percent of the C&I portfolio as of June 30, 2019, 12 percent as of December 31, 2018 and 14 percent as of June 30, 2018, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In second quarter 2019, 70 percent of the loans funded were home purchases and 30 percent were refinance transactions. During second quarter 2019, FHN recorded a $4.0 million partial charge-off on one mortgage warehouse relationship and classified the remaining UPB as nonaccrual.
Finance and Insurance
The finance and insurance component represents 14 percent of the C&I portfolio as of June 30, 2019 compared to 17 percent as of December 31, 2018, and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2019, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of June 30, 2019, and December 31, 2018, one TRUP relationship was on interest deferral.
During second quarter 2019, FHN sold one TRUP relationship with an unpaid principal balance ("UPB") of $16.0 million and valuation allowance of $1.0 million. In addition, FHN received a $4.1 million paydown on one TRUP relationship with a UPB of $31.0 million and valuation allowance of $.9 million. As a result of these transactions, FHN recognized a combined $1.1 million of income which is presented in the Non-Strategic segment within Fixed Income in the Consolidated Condensed Statement of Income. As of June 30, 2019, the unpaid principal balance (“UPB”) of trust preferred loans totaled $249.5 million ($188.8 million of bank TRUPS and $60.7 million of insurance TRUPS) with the UPB of other bank-related loans totaling $321.6 million. Inclusive of a valuation allowance on TRUPS of $19.1 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $20.2 million or 4 percent of outstanding UPB.
C&I Asset Quality Trends
Overall, the C&I portfolio trends remain stable in 2019, continuing in line with recent historical performance. The C&I ALLL increased $17.1 million from December 31, 2018, to $116.1 million as of June 30, 2019, primarily due to loan growth combined with specific reserves related to three credits; one of which was a partial charge-off. The allowance as a percentage of period-end loans increased 1 basis point to .61 percent as of June 30, 2019, compared to .60 percent as of year-end 2018. Nonperforming C&I loans increased $67.4 million from December 31, 2018, to $107.2 million on June 30, 2019. The nonperforming loan (“NPL”) ratio increased to .56 percent of C&I loans as of June 30, 2019, from .24 percent as of December 31, 2018. The increase in NPLs was primarily driven by three credits during first quarter 2019 and one credit during second quarter 2019. The 30+ delinquency ratio decreased one basis point to .05 percent as of June 30, 2019. Second quarter 2019 experienced net charge-offs of $6.1 million compared to $8.1 million and $2.3 million of net charge-offs in fourth quarter 2018 and second quarter 2018, respectively. The following table shows C&I asset quality trends by segment.

Table 11—C&I Asset Quality Trends by Segment

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$102,393	$1,320	$103,713
Charge-offs	(6,562)	(28)	(6,590)
Recoveries	513	6	519
Provision/(provision credit) for loan losses	18,466	(12)	18,454
Allowance for loan losses as of June 30	$114,810	$1,286	$116,096
Net charge-offs % (qtr. annualized) (a)	0.14%	0.03%	0.14%
Allowance / net charge-offs	4.73	x	14.47	x	4.77	x

As of June 30
Period-end loans	$18,709,809	$344,460	$19,054,269
Nonperforming loans (b)	104,427	2,774	107,201
Troubled debt restructurings	46,678	—	46,678
30+ Delinq. % (c)	0.05%	—%	0.05%
NPL % (b)	0.56	0.81	0.56
Allowance / loans %	0.61	0.37	0.61

2018 (d)
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$98,981	$1,257	$100,238
Charge-offs	(3,287)	—	(3,287)
Recoveries	1,033	3	1,036
Provision/(provision credit) for loan losses	(1,201)	48	(1,153)
Allowance for loan losses as of June 30	$95,526	$1,308	$96,834
Net charge-offs % (qtr. annualized)	0.06%	NM	0.06%
Allowance / net charge-offs	10.57	x	NM	10.73	x

As of December 31
Period-end loans	$16,148,242	$366,086	$16,514,328
Nonperforming loans	36,888	2,888	39,776
Troubled debt restructurings	36,739	—	36,739
30+ Delinq. % (c)	0.06%	0.47%	0.06%
NPL %	0.23	0.79	0.24
Allowance / loans %	0.60	0.36	0.60
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	Increase in charge-offs as a percentage of total loans was primarily driven by one credit.

(b)	Increase in NPLs was primarily driven by four credits.

(c)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(d)	In 2Q19, the homebuilder finance ("HBF") portfolio was retrospectively reclassed through 2Q18 from the Regional Banking segment to the Non-Strategic segment.

Commercial Real Estate
The CRE portfolio was $3.9 billion on June 30, 2019. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of June 30, 2019, are in North Carolina (30 percent), Tennessee (20 percent), Florida (14 percent), South Carolina (8 percent), Texas (7 percent), Georgia (6 percent), and Ohio (4 percent), with no other state representing more than 3 percent of the portfolio. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of multi-family (26 percent), retail (20 percent), office (19 percent), industrial (14 percent), hospitality (12 percent), land/land development (1 percent), and other (8 percent).
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
CRE Asset Quality Trends
The CRE portfolio had continued strong performance as of June 30, 2019, with nonperforming loans down $.4 million from December 31, 2018. The allowance increased to $33.0 million as of June 30, 2019, from $31.3 million as of December 31, 2018, driven by organic loan growth. Allowance as a percentage of loans increased 7 basis points from December 31, 2018, to .85 percent as of June 30, 2019. Nonperforming loans as a percentage of total CRE loans remained the same at .07 percent as of June 30, 2019 compared to year-end 2018. Accruing delinquencies as a percentage of period-end loans increased to .07 percent as of June 30, 2019, from .06 percent as of December 31, 2018. Net charge-offs were $209 thousand in second quarter 2019 compared to $153 thousand in second quarter 2018. The following table shows commercial real estate asset quality trends by segment.

Table 12—Commercial Real Estate Asset Quality Trends by Segment

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$30,801	$3,581	$34,382
Charge-offs	(121)	—	(121)
Recoveries	(88)	—	(88)
Provision/(provision credit) for loan losses	(1,377)	157	(1,220)
Allowance for loan losses as of June 30	$29,215	$3,738	$32,953
Net charge-offs % (qtr. annualized)	0.02%	NM	0.02%
Allowance / net charge-offs	34.79	x	NM	39.25	x

As of June 30
Period-end loans	$3,787,209	$73,822	$3,861,031
Nonperforming loans	2,600	—	2,600
Troubled debt restructurings	2,767	—	2,767
30+ Delinq. % (a)	0.07%	—%	0.07%
NPL %	0.07	—	0.07
Allowance / loans %	0.77	5.06	0.85

2018 (b)
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$26,518	$2,539	$29,057
Charge-offs	(228)	—	(228)
Recoveries	75	—	75
Provision/(provision credit) for loan losses	4,611	317	4,928
Allowance for loan losses as of June 30	$30,976	$2,856	$33,832
Net charge-offs % (qtr. annualized)	0.02%	—	0.01%
Allowance / net charge-offs	50.39	NM	55.04x

As of December 31
Period-end loans	$3,955,237	$75,633	$4,030,870
Nonperforming loans	2,991	—	2,991
Troubled debt restructurings	1,505	—	1,505
30+ Delinq. % (a)	0.06%	—%	0.06%
NPL %	0.08	—	0.07
Allowance / loans %	0.71	4.05	0.78
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In 2Q19, the HBF portfolio was retrospectively reclassed through 2Q18 from the Regional Banking segment to the Non-Strategic segment.

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $6.1 billion on June 30, 2019, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of June 30, 2019, are in Tennessee (54 percent), North Carolina (15 percent), Florida (13 percent), and California (3 percent), with no other state representing more than 3 percent of the portfolio. As of June 30, 2019, approximately 82 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 754 and refreshed FICO scores averaged 753 on June 30, 2019. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.4 billion of the consumer real estate portfolio as of June 30, 2019. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of June 30, 2019, approximately 73 percent of FHN's HELOCs are in the draw period compared to approximately 72 percent as of December 31, 2018. Based on when draw periods are scheduled to end per the line agreement, it is expected that $347.6 million, or 34 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 13—HELOC Draw To Repayment Schedule

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$51,109	5%	$67,523	6%
13-24	66,376	7	69,154	6
25-36	75,830	7	75,074	7
37-48	78,062	8	86,308	8
49-60	76,203	7	90,018	8
>60	678,979	66	715,390	65
Total	$1,026,559	100%	$1,103,467	100%

Consumer Real Estate Asset Quality Trends
Overall, performance of the consumer real estate portfolio remained strong in second quarter 2019. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated. That trend of increasing deterioration of ratios in the non-strategic segment is likely to continue and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. NPLs as a percentage of loans decreased 7 basis points from year-end to 1.25 percent as of June 30, 2019. The ALLL decreased $3.6 million from December 31, 2018, to $22.9 million as of June 30, 2019, with the majority of the decline attributable to the non-strategic segment. The allowance as a percentage of loans declined 5 basis points to .37 percent as of June 30, 2019, compared to year-end. The balance of nonperforming loans decreased to $76.4 million on June 30, 2019. Loans delinquent 30 or more days and still accruing declined from $46.5 million as of December 31, 2018, to $37.6 million as of June 30, 2019. The portfolio realized net recoveries of $3.0 million in second quarter 2019 compared to net recoveries of $1.4 million in fourth quarter 2018 and net recoveries of $4.0 million in second quarter 2018. The following table shows consumer real estate asset quality trends by segment.

Table 14—Consumer Real Estate Asset Quality Trends by Segment

	2019
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$15,129	$8,944	$24,073
Charge-offs	(826)	(712)	(1,538)
Recoveries	1,240	3,274	4,514
Provision/(provision credit) for loan losses	(909)	(3,283)	(4,192)
Allowance for loan losses as of June 30	$14,634	$8,223	$22,857
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of June 30
Period-end loans	$5,772,773	$337,309	$6,110,082
Nonperforming loans	37,964	38,458	76,422
Troubled debt restructurings	52,057	63,699	115,756
30+ Delinq. % (a)	0.50%	2.60%	0.62%
NPL %	0.66	11.40	1.25
Allowance / loans %	0.25	2.44	0.37

	2018 (b)
	Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$18,097	$17,104	$35,201
Charge-offs	(618)	(863)	(1,481)
Recoveries	1,113	4,331	5,444
Provision/(provision credit) for loan losses	(458)	(4,551)	(5,009)
Allowance for loan losses as of June 30	$18,134	$16,021	$34,155
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

	As of December 31
Period-end loans	$5,844,778	$404,738	$6,249,516
Nonperforming loans	39,080	43,568	82,648
Troubled debt restructurings	47,480	70,954	118,434
30+ Delinq. % (a)	0.58%	3.07%	0.74%
NPL %	0.67	10.76	1.32
Allowance / loans %	0.25	2.95	0.42
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In 2Q19, the HBF portfolio was retrospectively reclassed through 2Q18 from the Regional Banking segment to the Non-Strategic segment.

Permanent Mortgage
The permanent mortgage portfolio was $.2 billion on June 30, 2019. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through legacy businesses. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 27 percent of loan balances as of June 30, 2019, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off contributed to a majority of the $29.4 million decrease in permanent mortgage period-end balances from December 31, 2018, to June 30, 2019.
The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics have become skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased to $8.7 million as of June 30, 2019, from $11.0 million as of December 31, 2018. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 94 percent of the ALLL for the permanent mortgage portfolio as of June 30, 2019. Consolidated accruing delinquencies decreased $2.9 million from year-end to $4.3 million as of June 30, 2019. Nonperforming loans decreased $3.8 million from December 31, 2018, to $17.9 million as of June 30, 2019. The portfolio experienced net recoveries of $.8 million in second quarter 2019, compared to net recoveries of $.3 million in second quarter 2018. The following table shows permanent mortgage asset quality trends by segment.

Table 15—Permanent Mortgage Asset Quality Trends by Segment

	2019
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$74	N/A	$10,007	$10,081
Charge-offs	—	N/A	(176)	(176)
Recoveries	—	N/A	1,011	1,011
Provision/(provision credit) for loan losses	(3)	N/A	(2,238)	(2,241)
Allowance for loan losses as of June 30	$71	N/A	$8,604	$8,675
Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of June 30
Period-end loans	$3,628	$34,830	$154,594	$193,052
Nonperforming loans	225	1,667	16,016	17,908
Troubled debt restructurings	691	2,505	63,490	66,686
30+ Delinq. % (b)	8.64%	4.03%	1.67%	2.22%
NPL %	6.21	4.79	10.36	9.28
Allowance / loans %	1.97	N/A	5.57	4.49

	2018
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$95	N/A	$12,889	$12,984
Charge-offs	—	N/A	(300)	(300)
Recoveries	—	N/A	631	631
Provision/(provision credit) for loan losses	(3)	N/A	(1,620)	(1,623)
Allowance for loan losses as of June 30	$92	N/A	$11,600	$11,692
Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of December 31
Period-end loans	$3,988	$39,221	$179,239	$222,448
Nonperforming loans	346	1,707	19,657	21,710
Troubled debt restructurings	933	2,557	67,356	70,846
30+ Delinq. % (b)	7.32%	4.37%	2.87%	3.21%
NPL %	8.69	4.35	10.97	9.76
Allowance / loans %	1.90	N/A	6.10	4.95
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.5 billion as of June 30, 2019, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance decreased to $12.2 million as of June 30, 2019, from $12.7 million as of December 31, 2018. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 57 basis points from December 31, 2018, to 1.06 percent as of June 30, 2019. Net charge-offs were $2.7 million in second quarter 2019 compared to $3.6 million in second quarter 2018.
Table 16—Credit Card and Other Asset Quality Trends by Segment

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of April 1	$12,517		$145		$12,662
Charge-offs	(2,884)		(914)		(3,798)
Recoveries	887		218		1,105
Provision/(provision credit) for loan losses	1,599		600		2,199
Allowance for loan losses as of June 30	$12,119		$49		$12,168
Net charge-offs % (qtr. annualized)	1.84%		4.41%		2.17%
Allowance / net charge-offs	1.51	x	0.02	x	1.13	x

	As of June 30
Period-end loans	$437,861		$56,515		$494,376
Nonperforming loans	49		405		454
Troubled debt restructurings	658		41		699
30+ Delinq. % (a)	0.66%		4.21%		1.06%
NPL %	0.01		0.72		0.09
Allowance / loans %	2.77		0.09		2.46

	2018 (b) (c)
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of April 1	$9,641		$73		$9,714
Charge-offs	(3,342)		(1,370)		(4,712)
Recoveries	929		161		1,090
Provision/(provision credit) for loan losses	1,660		1,197		2,857
Allowance for loan losses as of June 30	$8,888		$61		$8,949
Net charge-offs % (qtr. annualized)	2.28%		3.71%		2.61%
Allowance / net charge-offs	0.92	x	0.01	x	0.62	x

	As of December 31
Period-end loans	$432,529		$85,841		$518,370
Nonperforming loans	34		590		624
Troubled debt restructurings	658		37		695
30+ Delinq. % (a)	0.89%		5.35%		1.63%
NPL %	0.01		0.69		0.12
Allowance / loans %	2.91		0.15		2.46
Certain amounts previously reported have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In 3Q18, the acquired CBF indirect auto portfolio was retrospectively reclassed through 4Q17 from the Regional Banking segment to the Non-Strategic segment.

(c)	In 2Q19, the HBF portfolio was retrospectively reclassed through 2Q18 from the Regional Banking segment to the Non-Strategic segment.

The following table provides additional asset quality data by loan portfolio:
Table 17—Asset Quality by Portfolio

	June 30		December 31
	2019		2018
Key Portfolio Details
C&I
Period-end loans ($ millions)	$19,054		$16,515
30+ Delinq. % (a)	0.05%		0.06%
NPL % (b)	0.56		0.24
Charge-offs % (qtr. annualized)	0.14		0.20
Allowance / loans %	0.61%		0.60%
Allowance / net charge-offs	4.77	x	3.06	x
Commercial Real Estate
Period-end loans ($ millions)	$3,861		$4,031
30+ Delinq. % (a)	0.07%		0.06%
NPL %	0.07		0.07
Charge-offs % (qtr. annualized)	0.02		0.05
Allowance / loans %	0.85%		0.78%
Allowance / net charge-offs	39.25	x	15.45	x
Consumer Real Estate
Period-end loans ($ millions)	$6,110		$6,250
30+ Delinq. % (a)	0.62%		0.74%
NPL %	1.25		1.32
Charge-offs % (qtr. annualized)	NM		NM
Allowance / loans %	0.37%		0.42%
Allowance / net charge-offs	NM		NM
Permanent Mortgage
Period-end loans ($ millions)	$193		$222
30+ Delinq. % (a)	2.22%		3.21%
NPL %	9.28		9.76
Charge-offs % (qtr. annualized)	NM		NM
Allowance / loans %	4.49%		4.95%
Allowance / net charge-offs	NM		NM
Credit Card and Other
Period-end loans ($ millions)	$495		$518
30+ Delinq. % (a)	1.06%		1.63%
NPL %	0.09		0.12
Charge-offs % (qtr. annualized)	2.17		3.32
Allowance / loans %	2.46%		2.46%
Allowance / net charge-offs	1.13	x	0.73	x
NM – Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	2Q19 increase in NPLs as a percentage of total loans was primarily driven by one credit.

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses increased to $192.7 million on June 30, 2019, from $180.4 million on December 31, 2018. The ALLL as of June 30, 2019, reflects strong asset quality, historically low levels of net charge-offs, increasing Regional Banking loan balances, and declining Non-Strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, decreased 1 basis point to .65 percent on June 30, 2019, compared to December 31, 2018.
The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Provision expense was $13.0 million in second quarter 2019. There was no provision expense or credit recorded in second quarter 2018. Second quarter 2019 provision expense was driven by commercial loan growth combined with specific reserves related two commercial credits, one of which was a partial charge-off.
FHN expects asset quality trends to remain relatively stable for the near term if the economy remains stable. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible primarily due to the size of the credits within this portfolio. The CRE portfolio metrics should be relatively consistent as FHN expects stable property values over the near term; however, oversupply of any CRE product type, changes in the lending environment, or economic uncertainty could result in decreased property values (which could happen abruptly). Continued stabilization in performance of the consumer real estate portfolio assumes that the economy remains strong as consumer delinquency and loss rates are correlated with life events that affect borrowers' finances, unemployment trends, and strength of the housing market. The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic have become skewed as the portfolio continues to shrink.
Consolidated Net Charge-offs
Second quarter 2019 experienced net charge-offs of $5.2 million compared to $1.7 million of net charge-offs in second quarter 2018.
The commercial portfolio experienced $6.3 million of net charge-offs in second quarter 2019 compared to $2.4 million in net charge-offs in second quarter 2018. Second quarter 2019 commercial charge-offs were driven by a $4.0 million charge-off on a mortgage warehouse loan. In addition, the consumer real estate portfolio experienced net recoveries of $3.0 million in second quarter 2019 compared to $4.0 million of net recoveries during second quarter 2018. Permanent mortgage and credit card and other experienced net charge-offs of $1.9 million in second quarter 2019 compared to $3.3 million a year ago.
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
Total nonperforming assets (including NPLs HFS) increased to $225.7 million on June 30, 2019, from $175.5 million on December 31, 2018. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) increased to .74 percent as of June 30, 2019, compared to .62 percent as of December 31, 2018. Portfolio nonperforming loans increased to $204.6 million as of June 30, 2019, from $147.7 million as of December 31, 2018. The increase in nonperforming loans was primarily driven by four credits within the C&I portfolio.
The ratio of the ALLL to NPLs in the loan portfolio was .94 times as of June 30, 2019, compared to 1.22 times as of December 31, 2018. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 18 provides an activity rollforward of OREO balances for June 30, 2019 and 2018. The balance of OREO, exclusive of inventory from government insured mortgages, decreased to $16.6 million as of June 30, 2019, from $26.5 million as of

June 30, 2018, driven by the sale of OREO, primarily those acquired from CBF. Moreover, property values have stabilized which also affects the balance of OREO.
Table 18—Rollforward of OREO

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$20,676	$32,375	$22,387	$39,566
Valuation adjustments	(9)	(262)	26	(1,422)
New foreclosed property	1,394	976	3,001	4,052
Disposal	(5,468)	(6,632)	(8,821)	(15,739)
Ending balance, June 30 (a)	$16,593	$26,457	$16,593	$26,457

(a)	Excludes OREO and receivables related to government insured mortgages of $3.4 million and $3.8 million as of June 30, 2019 and 2018, respectively.

The following table provides consolidated asset quality information for the three months ended June 30, 2019 and 2018, and as of June 30, 2019, and December 31, 2018:
Table 19—Asset Quality Information

	Three Months Ended June 30
(Dollars in thousands)	2019		2018
Allowance for loan losses:
Beginning balance on April 1	$184,911		$187,194
Provision/(provision credit) for loan losses	13,000		—
Charge-offs	(12,223)		(10,008)
Recoveries	7,061		8,276
Ending balance on June 30	$192,749		$185,462
Reserve for remaining unfunded commitments	7,524		6,536
Total allowance for loan losses and reserve for unfunded commitments	$200,273		$191,998
Key ratios
Allowance / net charge-offs (a)	9.31	x	26.70	x
Net charge-offs % (b)	0.07%		0.03%

	As of June 30		As of December 31
Nonperforming Assets by Segment	2019		2018
Regional Banking:
Nonperforming loans (c) (d)	$145,265		$79,339
OREO (e)	13,251		18,535
Total Regional Banking	158,516		97,874
Non-Strategic:
Nonperforming loans (c)	57,653		66,703
Nonperforming loans held-for-sale net of fair value adjustment (c)	4,515		5,328
OREO (e)	3,342		3,852
Total Non-Strategic	65,510		75,883
Corporate:
Nonperforming loans (c)	1,667		1,707
Total Corporate	1,667		1,707
Total nonperforming assets (c) (e)	$225,693		$175,464
NM - Not meaningful.

(a)	Ratio is total allowance divided by annualized net charge-offs.

(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

(c)	Excludes loans that are 90 or more days past due and still accruing interest.

(d)	Increase in nonperforming loans driven by four credits.

(e)	Excludes OREO from government-insured mortgages.

	As of June 30		As of December 31
	2019		2018
Loans and commitments:
Total period-end loans, net of unearned income	$29,712,810		$27,535,532
Potential problem assets (a)	279,672		316,952
Loans 30 to 89 days past due	35,877		42,703
Loans 90 days past due (b) (c)	22,984		32,461
Loans held-for-sale 30 to 89 days past due (c)	7,060		5,790
Loans held-for-sale 30 to 89 days past due—guaranteed portion (c) (d)	6,653		4,848
Loans held-for-sale 90 days past due (c)	5,681		7,368
Loans held-for-sale 90 days past due—guaranteed portion (c) (d)	5,628		7,237
Remaining unfunded commitments	$11,215,601		$10,884,975
Key ratios
Allowance / loans %	0.65%		0.66%
Allowance / NPL	0.94	x	1.22	x
NPA % (e)	0.74%		0.62%
NPL % (f)	0.69%		0.54%

(a)	Includes past due loans.

(b)	Excludes loans classified as held-for-sale.

(c)	Amounts are not included in nonperforming/nonaccrual loans.

(d)	Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.

(f)	Increase in NPLs as a percentage of total loans was primarily driven by four credits.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $23.0 million on June 30, 2019, compared to $32.5 million on December 31, 2018. Loans 30 to 89 days past due decreased to $35.9 million on June 30, 2019, from $42.7 million on December 31, 2018. The decrease was primarily driven by the home equity portfolio.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the OCC for loans classified as substandard. Potential problem assets in the loan portfolio were $279.7 million on June 30, 2019, $317.0 million on December 31, 2018, and $294.0 million on June 30, 2018. The decrease in potential problem assets compared to both prior periods was due to several factors, including upgrades, a couple of credits moving to nonaccrual, and a net decrease in classified commercial loans. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
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
On June 30, 2019 and December 31, 2018, FHN had $232.6 million and $228.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $22.7 million and $27.7 million, or 10 percent and 12 percent of TDR balances, as of June 30, 2019 and December 31, 2018, respectively. Additionally, FHN had $53.6 million and $57.8 million of HFS loans classified as TDRs as of June 30, 2019 and December 31, 2018, respectively. Total held-to-maturity TDRs increased by $4.4 million with the majority of the increase attributable to commercial loans.

The following table provides a summary of TDRs for the periods ended June 30, 2019 and December 31, 2018:
Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of June 30, 2019	As of December 31, 2018
Held-to-maturity:
Permanent mortgage:
Current	$52,675	$54,114
Delinquent	2,328	2,367
Non-accrual (a)	11,683	14,365
Total permanent mortgage	66,686	70,846
Consumer real estate:
Current	67,472	68,960
Delinquent	1,419	2,311
Non-accrual (b)	46,865	47,163
Total consumer real estate	115,756	118,434
Credit card and other:
Current	686	665
Delinquent	13	30
Non-accrual	—	—
Total credit card and other	699	695
Commercial loans:
Current	12,637	13,246
Delinquent	—	831
Non-accrual	36,808	24,167
Total commercial loans	49,445	38,244
Total held-to-maturity	$232,586	$228,219
Held-for-sale:
Current	$40,998	$42,574
Delinquent	8,043	10,041
Non-accrual	4,540	5,209
Total held-for-sale	53,581	57,824
Total troubled debt restructurings	$286,167	$286,043

(a)	Balances as of June 30, 2019 and December 31, 2018, include $2.9 million and $3.6 million, respectively, of discharged bankruptcies.

(b)	Balances as of June 30, 2019 and December 31, 2018, include $11.9 million and $13.0 million, respectively, of discharged bankruptcies.
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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019			As of June 30, 2019
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,015	$1,246	$748	$1,221	$1,907	$748	$901
SVaR	6,266	9,595	4,700	7,239	9,629	4,700	5,356
10-day
VaR	2,643	4,518	2,025	3,010	4,518	2,025	3,164
SVaR	16,859	22,333	13,588	19,268	28,086	13,588	13,932

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018			As of June 30, 2018
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,747	$2,021	$1,496	$1,747	$2,294	$1,148	$1,921
SVaR	9,568	11,465	8,009	9,664	11,918	6,576	8,767
10-day
VaR	3,825	4,349	3,343	3,885	4,589	2,601	3,635
SVaR	27,375	32,343	22,100	27,421	32,343	20,382	28,588

				Year Ended December 31, 2018			As of December 31, 2018
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$1,728	$2,660	$1,148	$1,878
SVaR				9,191	11,918	6,576	8,881
10-day
VaR				3,735	5,124	2,601	3,258
SVaR				24,762	32,343	16,257	21,621
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of June 30, 2019		As of June 30, 2018		As of December 31, 2018
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$722	$2,495	$1,035	$2,263	$618	$1,514
Credit spread risk	204	450	555	1,009	394	596

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
Based on a static balance sheet as of June 30, 2019, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances of .8 percent, 1.5 percent, 3.0 percent, and 4.9 percent, respectively compared to base NII. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 1.1 percent. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of .6 percent. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of .9 percent and 3.0 percent. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
During the past few years, the movement of short-term interest rates higher after a prolonged period of very low interest rates has had an overall positive effect on FHN's NII and NIM. More recently however, competitive pressures have caused FHN’s deposit costs to rise faster than the long-term “through the cycle” assumptions made in its simulation model. Of the many assumptions made in its simulation model, deposit pricing and deposit mix are two that can have a meaningful impact on measured results. For example, in the analysis presented above, interest bearing deposit rates are assumed to increase by 52 basis points in the +100 basis point scenario. If interest bearing deposit costs were to increase 5 percent more than currently assumed in the +100 basis point scenario, the 3.0 percent favorable variance in NII disclosed above for that scenario would decline to a 2.5 percent favorable variance. Similarly, in each interest rate scenario, management makes assumptions about the balance sheet’s deposit mix. In the +100 basis point scenario it is assumed that an additional $750 million moves from non-interest bearing accounts to market rate accounts as compared to the migration assumed in the base case scenario. If that amount were to increase to $1 billion, the 3.0 percent favorable variance in NII disclosed above for that scenario would decline to 2.3 percent.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($4.8 billion was available at June 30, 2019), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 97 percent on June 30, 2019 compared to 100 percent on December 31, 2018.
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
Both FHN and FTBNA have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of June 30, 2019, FTBNA and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FTBNA common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FTBNA to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FTBNA to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FTBNA’s retained net income for the two most recent completed years plus the current year to date. For any period, FTBNA’s ‘retained net income’ generally is equal to FTBNA’s regulatory net income reduced by the preferred and common dividends declared by FTBNA. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank’s total amount available for dividends was $178.3 million as of July 1, 2019. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FTBNA declared and paid common dividends to the parent company in the amount of $110.0 million in first and second quarter 2019, $60.0 million in third quarter 2019, and $420.0 million in 2018. FTBNA declared and paid preferred dividends in first and second quarter 2019 and each quarter of 2018. Additionally, FTBNA declared preferred dividends in third quarter 2019, payable in October 2019.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FTBNA. Beginning January 1, 2019, the ability to pay dividends for both FHN and FTBNA is restricted if capital ratios fall below regulatory minimums for Common Equity Tier 1, Tier 1, Total Capital ratios plus a 2.5 percent capital conservation buffer or 50 basis points above the capital ratios required to be considered well-capitalized. Additionally, the Federal Reserve and the OCC generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.14 per common share on July 1, 2019, and in July 2019 the Board approved a $.14 per common share cash dividend payable on October 1, 2019, to shareholders of record on September 13, 2019. FHN paid a cash dividend of $1,550.00 per preferred share on July 10, 2019, and in July 2019 the Board approved a $1,550.00 per preferred share cash dividend payable on October 10, 2019, to shareholders of record on September 25, 2019.
CASH FLOWS
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2019 and 2018. The level of cash and cash equivalents decreased $155.6 million during the first half of 2019 compared to an increase of $25.0 million during the first half of 2018. In 2019, cash used by investing activities was more than cash provided by financing and operating activities. In 2018, cash provided by investing and operating activities was more than cash used by financing activities.
Net cash used by investing activities was $1.1 billion in the first half of 2019, largely driven by an increase in loan balances somewhat offset by a decrease in interest-bearing cash and a net decrease in AFS debt securities, as maturities and sales outpaced purchases. Net cash provided by financing activities was $595.7 million in the first half of 2019, primarily driven by an increase in other short-term borrowings somewhat offset by a decrease in deposits, share repurchases and cash dividends paid during the first half of 2019. The increase in short-term borrowings was primarily the result of an increase in FHLB borrowings, which fluctuate largely based on loan demand, deposit levels and balance sheet funding strategies. Net cash provided by operating activities was $347.3 million in the first half of 2019 due in large part to net cash inflows of $752.2 million related to fixed income trading activities and favorably driven cash-related net income items. Cash outflows of $605.3 million related to loans HFS negatively impacted operating cash flows during the first half of 2019, as purchases of government guaranteed loans outpaced sales, including the sale of approximately $25 million UPB of subprime consumer loans.
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
FH Proprietary Securitization Actions
FHN has potential financial exposure from FH proprietary securitizations outside of the repurchase/make-whole process. Several investors in certificates sued FHN and others starting in 2009, and several underwriters or other counterparties have demanded that FHN indemnify and defend them in securitization lawsuits. These suits generally asserted that disclosures made to investors in the offering and sale of certificates were legally deficient. A number of those matters have settled or otherwise been resolved. See Note 11 - Contingencies and Other Disclosures for a discussion of exposure related to FH proprietary securitizations.
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

The following table provides a rollforward of the legacy mortgage repurchase liability for the three and six months ended June 30, 2019 and 2018:
Table 23—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Legacy Mortgage
Beginning balance	$31,176	$33,490	$31,623	$33,556
Provision/(provision credit) for repurchase and foreclosure losses	(530)	(252)	(985)	(324)
Net realized losses (a)	(13,126)	(1,015)	(13,118)	(1,009)
Balance on June 30	$17,520	$32,223	$17,520	$32,223
(a) Three and six months ended June 30, 2019 includes a $12.6 million payment related to a complete settlement with a single party.

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are FHN’s strategic initiatives, changes in the U.S. economy and outlook, government actions affecting interest rates, political uncertainty, and potential changes in federal policies including changes to the government's approach to tariffs and the potential impact to our customers. In addition, legacy matters in the non-strategic segment could continue to impact FHN’s quarterly results in ways which are both difficult to predict and unrelated to current operations.
FHN has prioritized expense discipline to include reducing or controlling certain expenses including realization of expense efficiencies from the merger with CBF and investing in revenue-producing activities, customer-facing technology, and critical infrastructure. FHN remains committed to organic growth through customer retention, key hires, targeted incentives, and other traditional means.
Performance by FHN, and the entire U.S. financial services industry, is affected considerably by the overall health of the U.S. economy. The most recent recession ended in 2009. Growth during the economic expansion since 2009 for many years was muted, compared to earlier recoveries, and somewhat inconsistent from one quarter to the next. The economic expansion is over 10 years old and many aspects of the economy have strengthened.
The Federal Reserve raised short-term interest rates by .25 percent four times in 2018 following similar, but less frequent, raises starting in 2015. These actions, along with a decline in long-term interest rates, flattened the yield curve. Early in 2019, the Federal Reserve signaled the possibility of pausing further increases in short-term interest rates while economic trends were evaluated. In second quarter the Federal Reserve signaled a willingness to cut short-term rates, and in July it implemented a .25 percent rate cut. These actions in 2019 have contributed to improved performance in FHN's Fixed Income segment year-to-date. In the second half of 2019, the July cut lowers short-term interest rates and compresses FHN's net interest margin. It might modestly stimulate the economy, which would benefit FHN.
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
NON-GAAP INFORMATION
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$4,869,161	$4,552,546	$4,839,363	$4,563,172
Less: Average noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624	95,624	95,624
(A) Total average common equity	$4,478,106	$4,161,491	$4,448,308	$4,172,117
Less: Average intangible assets (GAAP) (b)	1,578,505	1,569,449	1,581,582	1,568,743
(B) Average Tangible Common Equity (Non-GAAP)	$2,899,601	$2,592,042	$2,866,726	$2,603,374
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$438,562	$327,257	$420,204	$347,282
Ratios
(C)/(A) Return on average common equity (“ROCE”) (GAAP) (c)	9.79%	7.86%	9.45%	8.32%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	15.12	12.63	14.66	13.34

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

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 116 of this report and the subsections entitled “Market Risk Management” beginning on page 116 and “Interest Rate Risk Management” beginning on page 119 of this report, and

(b)	Note 15 to the Consolidated Condensed Financial Statements appearing on pages 53-59 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018, including in particular the section entitled “Risk Management” beginning on page 48 of that Report and the subsections entitled “Market Risk Management” beginning on page 49 and “Interest Rate Risk Management” beginning on page 51 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 150-156 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The “Contingencies” section of Note 11 to the Consolidated Condensed Financial Statements beginning on page 39 of this Report is incorporated into this Item by reference.

Item 1A	Risk Factors

Not applicable

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)
The "Common Stock Purchase Programs” section including tables 9(a) and 9(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 98 of this report, is incorporated herein by reference.

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

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
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
XBRL Exhibits
101
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Condition at June 30, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2019 and 2018; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2019 and 2018; (iv) Consolidated Condensed Statements of Equity for the Six Months Ended June 30, 2019 and 2018; (v) Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; (vi) Notes to Consolidated Condensed Financial Statements.

101. INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: August 7, 2019	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)