Form 10-Q
period 2019-09-30
FIRST HORIZON NATIONAL CORP
filed 2019-11-08
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-15185
____________________________________
First Horizon National Corporation
(Exact name of registrant as specified in its charter)
 ______________________________________

TN		62-0803242
(State or other jurisdiction incorporation of organization)		(IRS Employer Identification No.)

165 Madison Avenue
Memphis,	Tennessee	38103
(Address of principal executive office)		(Zip Code)
(Registrant’s telephone number, including area code) (901) 523-4444

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
$.625 Par Value Common Capital Stock	FHN	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A	FHN PR A	New York Stock Exchange LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2019
Common Stock, $.625 par value	311,179,707

FIRST HORIZON NATIONAL CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)	December 31
	September 30
(Dollars in thousands, except per share amounts)	2019	2018
Assets:
Cash and due from banks	$749,719	$781,291
Federal funds sold	48,747	237,591
Securities purchased under agreements to resell (Note 16)	697,214	386,443
Total cash and cash equivalents	1,495,680	1,405,325
Interest-bearing cash	364,412	1,277,611
Trading securities	1,395,043	1,448,168
Loans held-for-sale (a)	554,843	679,149
Securities available-for-sale (Note 3)	4,415,845	4,626,470
Securities held-to-maturity (Note 3)	10,000	10,000
Loans, net of unearned income (Note 4) (b)	31,260,833	27,535,532
Less: Allowance for loan losses (Note 5)	193,149	180,424
Total net loans	31,067,684	27,355,108
Goodwill (Note 6)	1,432,787	1,432,787
Other intangible assets, net (Note 6)	136,406	155,034
Fixed income receivables	209,732	38,861
Premises and equipment, net (September 30, 2019 and December 31, 2018 include $14.3 million and $19.6 million, respectively, classified as held-for-sale)	451,600	494,041
Other real estate owned (“OREO”) (c)	20,181	25,290
Derivative assets (Note 15)	250,786	81,475
Other assets	1,912,685	1,802,939
Total assets	$43,717,684	$40,832,258
Liabilities and equity:
Deposits:
Savings	$11,489,000	$12,064,072
Time deposits, net	4,176,267	4,105,777
Other interest-bearing deposits	8,010,581	8,371,826
Interest-bearing	23,675,848	24,541,675
Noninterest-bearing	8,268,812	8,141,317
Total deposits	31,944,660	32,682,992
Federal funds purchased	936,837	256,567
Securities sold under agreements to repurchase (Note 16)	735,226	762,592
Trading liabilities	719,777	335,380
Other short-term borrowings	2,276,139	114,764
Term borrowings	1,195,096	1,170,963
Fixed income payables	66,842	9,572
Derivative liabilities (Note 15)	83,530	133,713
Other liabilities	763,534	580,335
Total liabilities	38,721,641	36,046,878
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on September 30, 2019 and December 31, 2018)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 311,179,707 on September 30, 2019 and 318,573,400 on December 31, 2018)	194,487	199,108
Capital surplus	2,925,309	3,029,425
Undivided profits	1,725,846	1,542,408
Accumulated other comprehensive loss, net (Note 9)	(240,654)	(376,616)
Total First Horizon National Corporation Shareholders’ Equity	4,700,612	4,489,949
Noncontrolling interest	295,431	295,431
Total equity	4,996,043	4,785,380
Total liabilities and equity	$43,717,684	$40,832,258
See accompanying notes to consolidated condensed financial statements.

(a)	September 30, 2019 and December 31, 2018 include $6.4 million and $8.4 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)
September 30, 2019 and December 31, 2018 include $18.2 million and $28.6 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.

(c)	September 30, 2019 and December 31, 2018 include $8.8 million and $9.7 million, respectively, of foreclosed residential real estate.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$356,371	$331,000	$1,040,421	$954,467
Interest on investment securities available-for-sale	28,770	32,391	91,860	97,872
Interest on investment securities held-to-maturity	131	131	394	394
Interest on loans held-for-sale	6,069	9,977	24,074	33,349
Interest on trading securities	10,512	14,130	37,214	43,280
Interest on other earning assets	5,641	6,040	26,235	15,473
Total interest income	407,494	393,669	1,220,198	1,144,835
Interest expense:
Interest on deposits:
Savings	37,243	30,022	113,963	70,522
Time deposits	22,147	14,667	64,840	35,428
Other interest-bearing deposits	19,201	14,401	61,000	36,922
Interest on trading liabilities	2,943	5,125	9,515	15,039
Interest on short-term borrowings	11,532	9,762	29,314	29,914
Interest on term borrowings	13,752	13,992	42,772	39,205
Total interest expense	106,818	87,969	321,404	227,030
Net interest income	300,676	305,700	898,794	917,805
Provision/(provision credit) for loan losses	15,000	2,000	37,000	1,000
Net interest income after provision/(provision credit) for loan losses	285,676	303,700	861,794	916,805
Noninterest income:
Fixed income	77,645	44,813	197,808	128,016
Deposit transactions and cash management	34,379	35,792	98,374	107,859
Brokerage, management fees and commissions	14,157	14,200	40,910	41,423
Trust services and investment management	7,163	7,438	22,077	22,847
Bankcard income	7,017	7,744	20,324	21,734
Bank-owned life insurance ("BOLI")	4,427	4,337	13,955	14,103
Debt securities gains/(losses), net (Note 3 and Note 9)	—	—	(267)	52
Equity securities gains/(losses), net (Note 3)	97	212,859	444	212,924
All other income and commissions (Note 8)	26,850	21,789	77,148	63,556
Total noninterest income	171,735	348,972	470,773	612,514
Adjusted gross income after provision/(provision credit) for loan losses	457,411	652,672	1,332,567	1,529,319
Noninterest expense:
Employee compensation, incentives, and benefits	167,022	164,839	516,590	501,983
Occupancy	18,887	20,002	60,299	62,956
Computer software	15,191	15,693	45,331	45,948
Professional fees	14,910	9,270	38,500	36,957
Operations services	11,634	13,121	34,835	43,335
Equipment rentals, depreciation, and maintenance	8,197	9,423	25,401	30,149
Advertising and public relations	6,646	8,365	19,462	17,034
Amortization of intangible assets	6,206	6,460	18,628	19,394
Communications and courier	5,650	7,014	19,483	22,776
FDIC premium expense	5,564	7,850	14,084	26,442
Legal fees	4,854	2,541	14,171	7,670
Contract employment and outsourcing	3,256	4,314	9,705	14,274
Repurchase and foreclosure provision/(provision credit)	(22)	(562)	(1,007)	(886)
All other expense (Note 8)	39,677	25,701	88,674	112,032
Total noninterest expense	307,672	294,031	904,156	940,064
Income/(loss) before income taxes	149,739	358,641	428,411	589,255
Provision/(benefit) for income taxes	35,796	83,925	97,321	133,553
Net income/(loss)	$113,943	$274,716	$331,090	$455,702
Net income attributable to noncontrolling interest	2,883	2,883	8,555	8,555
Net income/(loss) attributable to controlling interest	$111,060	$271,833	$322,535	$447,147
Preferred stock dividends	1,550	1,550	4,650	4,650
Net income/(loss) available to common shareholders	$109,510	$270,283	$317,885	$442,497
Basic earnings/(loss) per share (Note 10)	$0.35	$0.83	$1.01	$1.36
Diluted earnings/(loss) per share (Note 10)	$0.35	$0.83	$1.00	$1.35
Weighted average common shares (Note 10)	311,888	324,406	314,442	325,341
Diluted average common shares (Note 10)	313,805	327,252	316,401	328,645
Cash dividends declared per common share	$0.14	$0.12	$0.42	$0.36

Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2019	2018	2019	2018
Net income/(loss)	$113,943	$274,716	$331,090	$455,702
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	16,889	(25,924)	113,696	(106,561)
Net unrealized gains/(losses) on cash flow hedges	2,844	(1,746)	17,140	(13,533)
Net unrealized gains/(losses) on pension and other postretirement plans	2,102	2,135	5,126	5,481
Other comprehensive income/(loss)	21,835	(25,535)	135,962	(114,613)
Comprehensive income	135,778	249,181	467,052	341,089
Comprehensive income attributable to noncontrolling interest	2,883	2,883	8,555	8,555
Comprehensive income attributable to controlling interest	$132,895	$246,298	$458,497	$332,534
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$5,544	$(8,510)	$37,321	$(34,981)
Net unrealized gains/(losses) on cash flow hedges	934	(573)	5,626	(4,443)
Net unrealized gains/(losses) on pension and other postretirement plans	690	701	1,683	1,799
See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

Nine months ended September 30, 2019
(Dollars and shares in thousands, except per share data) (unaudited)	Common Shares	Total	Preferred Stock	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest
Balance, December 31, 2018	318,573	$4,785,380	$95,624	$199,108	$3,029,425	$1,542,408	$(376,616)	$295,431
Adjustment to reflect adoption of ASU 2016-02	—	(1,011)	—	—	—	(1,011)	—	—
Beginning balance, as adjusted	318,573	4,784,369	95,624	199,108	3,029,425	1,541,397	(376,616)	295,431
Net income/(loss)	—	103,405	—	—	—	100,585	—	2,820
Other comprehensive income/(loss)	—	55,465	—	—	—	—	55,465	—
Comprehensive income/(loss)	—	158,870	—	—	—	100,585	55,465	2,820
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.14 per share)	—	(44,864)	—	—	—	(44,864)	—	—
Common stock repurchased (b)	(3,594)	(53,436)	—	(2,246)	(51,190)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	382	520	—	239	281	—	—	—
Stock-based compensation expense	—	5,432	—	—	5,432	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,820)	—	—	—	—	—	(2,820)
Balance, March 31, 2019	315,361	$4,846,521	$95,624	$197,101	$2,983,948	$1,595,568	$(321,151)	$295,431
Net income/(loss)	—	113,742	—	—	—	110,890	—	2,852
Other comprehensive income/(loss)	—	58,662	—	—	—	—	58,662	—
Comprehensive income/(loss)	—	172,404	—	—	—	110,890	58,662	2,852
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.14 per share)	—	(44,388)	—	—	—	(44,388)	—	—
Common stock repurchased (b)	(3,654)	(52,222)	—	(2,284)	(49,938)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	771	2,944	—	482	2,462	—	—	—
Stock-based compensation expense	—	5,224	—	—	5,224	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,852)	—	—	—	—	—	(2,852)
Balance, June 30, 2019	312,478	$4,926,081	$95,624	$195,299	$2,941,696	$1,660,520	$(262,489)	$295,431
Net income/(loss)	—	113,943	—	—	—	111,060	—	2,883
Other comprehensive income/(loss)	—	21,835	—	—	—	—	21,835	—
Comprehensive income/(loss)	—	135,778	—	—	—	111,060	21,835	2,883
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.14 per share)	—	(44,184)	—	—	—	(44,184)	—	—
Common stock repurchased (b)	(1,804)	(28,382)	—	(1,127)	(27,255)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	506	5,361	—	315	5,046	—	—	—
Stock-based compensation expense	—	5,822	—	—	5,822	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,883)	—	—	—	—	—	(2,883)
Balance, September 30, 2019	311,180	$4,996,043	$95,624	$194,487	$2,925,309	$1,725,846	$(240,654)	$295,431

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	Third, second and first quarter 2019 include $28.2 million, $50.2 million and $51.5 million, respectively, of shares repurchased under share repurchase programs.

Nine months ended September 30, 2018
(Dollars and shares in thousands, except per share data) (unaudited)	Common Shares	Total	Preferred Stock	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest
Balance, December 31, 2017	326,736	$4,580,488	$95,624	$204,211	$3,147,613	$1,102,888	$(265,279)	$295,431
Adjustment to reflect adoption of ASU 2018-02	—	—	—	—	—	57,546	(57,546)	—
Balance, December 31, 2017, as adjusted	326,736	4,580,488	95,624	204,211	3,147,613	1,160,434	(322,825)	295,431
Adjustment to reflect adoption of ASU 2016-01 and 2017-12	—	67	—	—	—	278	(211)	—
Beginning balance, as adjusted	326,736	4,580,555	95,624	204,211	3,147,613	1,160,712	(323,036)	295,431
Net income/(loss)	—	94,994	—	—	—	92,174	—	2,820
Other comprehensive income/(loss)	—	(67,049)	—	—	—	—	(67,049)	—
Comprehensive income/(loss)	—	27,945	—	—	—	92,174	(67,049)	2,820
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.12 per share)	—	(39,681)	—	—	—	(39,681)	—	—
Common stock repurchased	(110)	(2,185)	—	(70)	(2,115)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	569	4,376	—	356	4,020	—	—	—
Acquisition equity adjustment	(1)	(18)	—	(1)	(17)	—	—	—
Stock-based compensation expense	—	5,906	—	—	5,906	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,820)	—	—	—	—	—	(2,820)
Balance, March 31, 2018	327,194	$4,572,528	$95,624	$204,496	$3,155,407	$1,211,655	$(390,085)	$295,431
Net income/(loss)	—	85,992	—	—	—	83,140	—	2,852
Other comprehensive income/(loss)	—	(22,029)	—	—	—	—	(22,029)	—
Comprehensive income/(loss)	—	63,963	—	—	—	83,140	(22,029)	2,852
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.12 per share)	—	(39,176)	—	—	—	(39,176)	—	—
Common stock repurchased	(138)	(2,606)	—	(86)	(2,520)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	328	45	—	205	(160)	—	—	—
Acquisition equity adjustment	(2,374)	(46,017)	—	(1,483)	(44,534)	—	—	—
Stock-based compensation expense	—	5,547	—	—	5,547	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,852)	—	—	—	—	—	(2,852)
Other	(7)	(133)	—	(5)	(128)	—	—	—
Balance, June 30, 2018	325,003	$4,549,749	$95,624	$203,127	$3,113,612	$1,254,069	$(412,114)	$295,431
Net income/(loss)	—	274,716	—	—	—	271,833	—	2,883
Other comprehensive income/(loss)	—	(25,535)	—	—	—	—	(25,535)	—
Comprehensive income/(loss)	—	249,181	—	—	—	271,833	(25,535)	2,883
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.12 per share)	—	(39,393)	—	—	—	(39,393)	—	—
Common stock repurchased (b)	(1,077)	(19,206)	—	(673)	(18,533)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	17	21	—	10	11	—	—	—
Stock-based compensation expense	—	6,012	—	—	6,012	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,883)	—	—	—	—	—	(2,883)
Balance, September 30, 2018	323,943	$4,741,931	$95,624	$202,464	$3,101,102	$1,484,959	$(437,649)	$295,431
Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	Third quarter 2018 includes $19.0 million of share repurchased under share repurchase programs.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Nine months ended September 30
(Dollars in thousands) (Unaudited)	2019	2018
Operating Activities
Net income/(loss)	$331,090	$455,702
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	37,000	1,000
Provision/(benefit) for deferred income taxes	69,102	106,314
Depreciation and amortization of premises and equipment	33,142	35,700
Amortization of intangible assets	18,628	19,394
Net other amortization and accretion	1,632	(9,991)
Net (increase)/decrease in derivatives	(183,852)	86,135
Fair value adjustment on interest-only strips	2,820	(840)
(Gains)/losses and write-downs on OREO, net	(64)	814
Litigation and regulatory matters	6,185	(1,447)
Stock-based compensation expense	16,478	17,465
Gain on sale and pay down of held-to-maturity loans	(1,105)	3,777
Equity securities (gains)/losses, net	(444)	(212,924)
Debt securities (gains)/losses, net	267	(52)
(Gain)/loss on extinguishment of debt	7	1
Net (gains)/losses on sale/disposal of fixed assets	20,453	(2,469)
(Gain)/loss on BOLI	(3,224)	(2,785)
Loans held-for-sale:
Purchases and originations	(1,488,577)	(1,729,549)
Gross proceeds from settlements and sales (a)	581,137	751,589
(Gain)/loss due to fair value adjustments and other	(6,468)	13,755
Pension plan contribution	(509)	—
Net (increase)/decrease in:
Trading securities	1,077,025	392,411
Fixed income receivables	(170,871)	(109,109)
Interest receivable	3,111	(14,052)
Other assets	(40,256)	(6,699)
Net increase/(decrease) in:
Trading liabilities	384,397	101,179
Fixed income payables	57,270	(12,057)
Interest payable	15,935	16,610
Other liabilities	(43,737)	(30,717)
Total adjustments	385,482	(586,547)
Net cash provided/(used) by operating activities	716,572	(130,845)
Investing Activities
Available-for-sale securities:
Sales	182,824	15,137
Maturities	566,803	510,232
Purchases	(357,182)	(362,215)
Proceeds from sale of equity investment	1,440	—
Premises and equipment:
Sales	14,370	22,794
Purchases	(28,769)	(32,928)
Proceeds from the sale of Visa Class B shares	—	240,206
Proceeds from sales of OREO	11,482	25,328
Proceeds from sale and pay down of loans classified as held-to-maturity	20,100	50,498
Proceeds from BOLI	10,085	11,559
Net (increase)/decrease in:
Loans	(3,779,972)	283,922
Interests retained from securitizations classified as trading securities	374	731
Interest-bearing cash	913,199	653,919
Cash paid related to divestitures	—	(27,599)
Cash paid/(received) for acquisitions, net	—	(46,017)
Net cash provided/(used) by investing activities	(2,445,246)	1,345,567
Financing Activities

Common stock:
Stock options exercised	8,793	4,443
Cash dividends paid	(127,455)	(99,753)
Repurchase of shares (b)	(134,041)	(23,997)
Cash dividends paid - preferred stock - noncontrolling interest	(8,555)	(8,555)
Cash dividends paid - Series A preferred stock	(4,650)	(4,650)
Term borrowings:
Payments/maturities	(2,581)	(17,565)
Increases in restricted and secured term borrowings	11,572	5,646
Net increase/(decrease) in:
Deposits	(738,333)	417,612
Short-term borrowings	2,814,279	(1,496,739)
Net cash provided/(used) by financing activities	1,819,029	(1,223,558)
Net increase/(decrease) in cash and cash equivalents	90,355	(8,836)
Cash and cash equivalents at beginning of period	1,405,325	1,452,046
Cash and cash equivalents at end of period	$1,495,680	$1,443,210
Supplemental Disclosures
Total interest paid	$303,180	$208,160
Total taxes paid	32,811	12,779
Total taxes refunded	27,742	1,576
Transfer from loans to OREO	6,309	11,388
Transfer from loans HFS to trading securities	1,024,274	907,788
Transfer from loans to loans HFS	31,465	—
Certain previously reported amounts have been reclassified to agree with current presentation.

See accompanying notes to consolidated condensed financial statements.

(a)	2018 includes $107.4 million related to the sale of approximately $120 million UPB of subprime auto loans. See Note 2- Acquisitions and Divestitures for additional information.

(b)	2019 and 2018 include $129.9 million and $19.0 million, respectively, repurchased under share repurchase programs.

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

Contract Balances. As of September 30, 2019, accounts receivable related to products and services on non-interest income were $8.6 million. For the three and nine months ended September 30, 2019, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Condensed Statements of Condition as of September 30, 2019.

Transaction Price Allocated to Remaining Performance Obligations. For the three and nine months ended September 30, 2019, revenue recognized from performance obligations related to prior periods was not material.

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

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. FHN continues to evaluate the impact of ASU 2016-13, and is not currently able to reasonably estimate the impact the adoption will have on its consolidated financial position, results of operations, or cash flows. Adoption of ASU 2016-13 is likely to lead to significant changes in accounting policies and procedures related to FHN’s ALLL, and it is possible that the impact of the adoption could be material to FHN’s consolidated financial position and results of operations. To date, the Company has, completed model development activities, is finalizing model and accounting policy documentation including portfolio segmentation and measurement methodologies, is finalizing the implementation of the model platform, and assessing impacts to operational processes and internal controls. FHN intends to perform parallel calculations and analysis in fourth quarter 2019. At this time, FHN has performed estimations of the day 1 impact for internal use only as we continue to finalize all aspects of the CECL implementation.

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

ASU 2019-04 also clarifies that when loans and securities are transferred between balance sheet categories (e.g., loans from held-for-investment to held-for-sale or securities from held-to-maturity to available-for-sale) the associated allowance for credit losses should be reversed to income and prospective accounting follows the requirements for the new classification. Further, ASU 2019-04 clarifies that recoveries should be incorporated within the estimation of the allowance for credit losses. Expected

Note 1 – Financial Information (Continued)

recoveries should not exceed the aggregate amount of prior write offs and expected future write offs. The inclusion of expected recoveries in the measurement of expected credit losses may result in a negative credit allowance in certain circumstances. Additionally, for collateral dependent financial assets, the allowance for credit losses that is added to the amortized cost basis should not exceed amounts previously written off.

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

In September 2019, the FASB approved an ASU for issuance (the “Proposed ASU”), “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” which clarifies that expected recoveries should be included in the amortized cost basis previously written off or expected to be written off in the valuation allowance for PCD assets. The Proposed ASU also clarifies that recoveries or expected recoveries of the unamortized noncredit discount or premium should not be included in the allowance for credit losses. The Proposed ASU provides specific transition relief for exiting troubled debt restructurings and extends the disclosure relief of ASU 2019-04 for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. Related to the assessment of credit risk for collateralized assets, the Proposed ASU indicates that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient of ASU 2016-13 while also requiring an estimation of expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset.

The effective date and transition requirements for The Proposed ASU will be consistent with the requirements for ASU 2016-13 and FHN is incorporating these changes and revisions within its implementation efforts and the effects will be embedded within the adoption effects of ASU 2016-13. Consistent with non-PCD assets, the effect of including recoveries and expected recoveries within the measurement of expected credit losses for PCD assets may result in a negative credit allowance in certain circumstances.

Note 2 – Acquisitions and Divestitures
On November 4, 2019, FHN and IBERIABANK Corporation (“IBKC”) announced that they had entered into an agreement and plan of merger under which IBKC will merge with FHN in a merger-of-equals transaction. IBKC, headquartered in Lafayette, Louisiana, has 319 offices in 12 states, mostly in the southern and southeastern U.S., and has reported $31.7 billion of total assets, $23.7 billion in loans, and $25.0 billion in deposits, at September 30, 2019. IBKC‘s common stock is listed on The NASDAQ Stock Market, LLC under the symbol IBKC. Under the merger agreement, each share of IBKC common stock will be converted into 4.584 shares of FHN common stock. After closing, FHN expects IBKC common shares will be converted into approximately 44 percent of the then-outstanding shares of FHN common stock. The merger agreement requires FHN to expand its board of directors to seventeen persons; after closing, eight board positions will be held by current IBKC directors, and nine will be held by current FHN directors. FHN expects the transaction to close in second quarter 2020, subject to regulatory approvals, approval by the shareholders of FHN and of IBKC, and other customary conditions.
On November 8, 2019, FHN announced an agreement to purchase 30 branches from SunTrust Banks, Inc. in connection with SunTrust’s proposed merger with BB&T Corporation. As part of the agreement, FHN will assume approximately $2.4 billion of branch deposits for a 3.40 percent deposit premium and purchase approximately $410 million of branch loans. The branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches).  FHN expects the purchase to close in first quarter 2020, subject to regulatory approvals and other customary closing conditions.
On November 30, 2017, FHN completed its acquisition of Capital Bank Financial Corporation ("CBF") and its subsidiaries, including Capital Bank Corporation for an aggregate of 92,042,232 shares of FHN common stock and $423.6 million in cash in a transaction valued at $2.2 billion. In second quarter 2018, FHN canceled 2,373,220 common shares which had been issued but set aside for certain shareholders of CBF who have commenced a dissenters' appraisal process resulting in a reduction in equity consideration and an increase in cash consideration of $46.0 million. In October 2019 this matter was resolved; the financial statement effects were not significant. CBF operated 178 branches in North and South Carolina, Tennessee, Florida and Virginia at the time of closing. In relation to the acquisition, FHN acquired approximately $9.9 billion in assets, including approximately $7.3 billion in loans and $1.2 billion in AFS securities, and assumed approximately $8.1 billion of CBF deposits. FHN recorded goodwill of approximately $1.2 billion, representing the excess of acquisition consideration over the estimated fair value of net assets acquired.
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

In second quarter 2018, FHN sold approximately $120 million UPB of subprime auto loans. These loans, originally acquired as part of the CBF acquisition, did not fit within FHN's risk profile. Based on the sales price, a measurement period adjustment to the acquisition-date fair value of the subprime auto loans was recorded in second quarter 2018. A measurement period adjustment was made in fourth quarter 2018 for other consumer loans acquired from CBF based on pricing information received from potential buyers.

See Note 2- Acquisitions and Divestitures in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2018, for additional information about the CBF acquisition and other acquisitions.
Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.
Total merger and integration expense recognized for the three and nine months ended September 30, 2019 and 2018 are presented in the table below:

Note 2 – Acquisitions and Divestitures (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Professional fees (a)	$3,507	$4,593	$9,852	$19,217
Employee compensation, incentives and benefits (b)	1,473	3,112	4,462	12,198
Contract employment and outsourcing (c)	223	599	240	3,701
Occupancy (d)	(76)	115	1,547	2,374
Miscellaneous expense (e)	1,022	1,381	2,170	6,514
All other expense (f)	2,840	1,549	5,025	41,835
Total	$8,989	$11,349	$23,296	$85,839

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
In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate. In April 2019, FHN sold a subsidiary acquired as part of the CBF acquisition that did not fit within FHN's risk profile. The sale resulted in the removal of approximately $25 million UPB of subprime consumer loans from Loans held-for-sale on FHN's Consolidated Condensed Statements of Condition.

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	2,249,973	37,204	(2,745)	2,284,432
Government agency issued collateralized mortgage obligations (“CMO”)	1,775,941	13,978	(5,699)	1,784,220
Other U.S. government agencies	237,414	3,919	—	241,333
Corporates and other debt	40,105	425	(90)	40,440
States and municipalities	46,658	3,435	(22)	50,071
	$4,350,191	$58,961	$(8,556)	4,400,596
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				15,249
Total securities available-for-sale (b)				$4,415,845
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(13)	$9,987
Total securities held-to-maturity	$10,000	$—	$(13)	$9,987

(a)	SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value for additional information.

(b)	Includes $3.7 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(2)	$98
Government agency issued MBS	2,473,687	4,819	(58,400)	2,420,106
Government agency issued CMO	2,006,488	888	(48,681)	1,958,695
Other U.S. government agencies	149,050	809	(73)	149,786
Corporates and other debt	55,383	388	(461)	55,310
State and municipalities	32,473	314	(214)	32,573
	$4,717,181	$7,218	$(107,831)	4,616,568
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				9,902
Total securities available-for-sale (b)				$4,626,470
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(157)	$9,843
Total securities held-to-maturity	$10,000	$—	$(157)	$9,843

(a)	SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.

(b)	Includes $3.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity debt securities portfolios on September 30, 2019 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$20,161	$20,289
After 1 year; within 5 years	—	—	223,908	228,037
After 5 years; within 10 years	10,000	9,987	755	2,444
After 10 years	—	—	79,453	96,423
Subtotal	10,000	9,987	324,277	347,193
Government agency issued MBS and CMO (a)	—	—	4,025,914	4,068,652
Total	$10,000	$9,987	$4,350,191	$4,415,845

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Gross gains on sales of securities	$—	$—	$—	$52
Gross (losses) on sales of securities	—	—	(267)	—
Net gain/(loss) on sales of securities (a)	$—	$—	$(267)	$52

(a)
Cash proceeds for the three months ended September 30, 2019 were not material. Cash proceeds for the nine months ended September 30, 2019 were $182.8 million. Cash proceeds for the three and nine months ended September 30, 2018 were not material.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$100	$—	$100	$—
Government agency issued MBS	78,633	(222)	219,235	(2,523)	297,868	(2,745)
Government agency issued CMO	234,437	(681)	397,826	(5,018)	632,263	(5,699)
Corporates and other debt	—	—	25,160	(90)	25,160	(90)
States and municipalities	1,468	(22)	—	—	1,468	(22)
Total temporarily impaired securities	$314,538	$(925)	$642,321	$(7,631)	$956,859	$(8,556)

Note 3 – Investment Securities (Continued)

	As of December 31, 2018
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$98	$(2)	$98	$(2)
Government agency issued MBS	597,008	(12,335)	1,537,106	(46,065)	2,134,114	(58,400)
Government agency issued CMO	290,863	(2,860)	1,560,420	(45,821)	1,851,283	(48,681)
Other U.S. government agencies	29,776	(73)	—	—	29,776	(73)
Corporates and other debt	25,114	(344)	15,008	(117)	40,122	(461)
States and municipalities	17,292	(214)	—	—	17,292	(214)
Total temporarily impaired securities	$960,053	$(15,826)	$3,112,632	$(92,005)	$4,072,685	$(107,831)

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
The carrying amount of equity investments without a readily determinable fair value was $25.1 million and $21.3 million at September 30, 2019 and December 31, 2018, respectively. The year-to-date 2019 and 2018 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $.4 million and $1.0 million were recognized in the three months ended September 30, 2019 and 2018, respectively and $4.9 million and $2.1 million were recognized in the nine months ended September 30, 2019 and 2018, respectively, for equity investments with readily determinable fair values.

Note 4 – Loans
The following table provides the balance of loans, net of unearned income, by portfolio segment as of September 30, 2019 and December 31, 2018:

	September 30	December 31
(Dollars in thousands)	2019	2018
Commercial (a):
Commercial, financial, and industrial	$20,293,930	$16,514,328
Commercial real estate	4,228,598	4,030,870
Consumer:
Consumer real estate (b)	6,062,829	6,249,516
Permanent mortgage	182,467	222,448
Credit card & other	493,009	518,370
Loans, net of unearned income	$31,260,833	$27,535,532
Allowance for loan losses	193,149	180,424
Total net loans	$31,067,684	$27,355,108

(a)
In third quarter 2019, FHN corrected a previous mis-classification of commercial loans and reclassified approximately $410 million of market investor CRE loans from the C&I portfolio to the CRE portfolio. These loans were identified during an internal review and assessment by management of certain loan populations, a portion of which relate to loans acquired as part of the Capital Bank merger. The reclassification of these loan balances between regional banking portfolios did not have an impact on FHN’s consolidated period-end or average balance sheet and had an immaterial effect on the allowance for loan losses. No adjustments were made to prior periods as the impact of the reclassification, including the effect on the allowance for loan losses was deemed to be immaterial in all periods.

(b)
Balances as of September 30, 2019 and December 31, 2018, include $12.4 million and $16.2 million of restricted real estate loans, respectively. See Note 14—Variable Interest Entities for additional information.

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
Concentrations
FHN has a concentration of residential real estate loans (20 percent of total loans), the majority of which is in the consumer real estate segment (19 percent of total loans). Loans to finance and insurance companies total $2.8 billion (13 percent of the C&I portfolio, or 9 percent of the total loans). FHN had loans to mortgage companies totaling $5.0 billion (25 percent of the C&I segment, or 16 percent of total loans) as of September 30, 2019. As a result, 38 percent of the C&I segment is sensitive to impacts on the financial services industry.

Note 4 – Loans (Continued)

Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$11,600	$14,474	$13,375	$15,623
Accretion	(1,440)	(2,183)	(4,586)	(6,927)
Adjustment for payoffs	(369)	(840)	(1,084)	(2,559)
Adjustment for charge-offs	(59)	(122)	(314)	(1,046)
Adjustment for pool excess recovery	—	(123)	—	(123)
Increase/(decrease) in accretable yield (a)	2,416	4,062	5,080	10,721
Disposal	(4)	—	(4)	(240)
Other	(35)	—	(358)	(181)
Balance, end of period	$12,109	$15,268	$12,109	$15,268

(a)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing and amounts of the cash flows.
At September 30, 2019, the ALLL related to PCI loans was $2.2 million compared to $4.0 million at December 31, 2018. A loan loss provision expense related to PCI loans of $.3 million was recognized during the three months ended September 30, 2019, as compared to a loan loss provision expense of $.9 million recognized during the three months ended September 30, 2018. A loan loss provision credit related to PCI loans of $1.5 million was recognized during the nine months ended September 30, 2019, as compared to a loan loss provision expense of $3.5 million recognized during the nine months ended September 30, 2018.
The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$28,777	$30,478	$38,873	$44,259
Commercial real estate	6,596	7,268	15,197	17,232
Consumer real estate	25,514	28,591	30,723	34,820
Credit card and other	637	790	1,627	1,879
Total	$61,524	$67,127	$86,420	$98,190

Note 4 – Loans (Continued)

Impaired Loans
The following tables provide information at September 30, 2019 and December 31, 2018, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPS valuation allowance have been excluded.

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$63,070	$78,914	$—	$42,902	$45,387	$—
Income CRE	1,940	1,940	—	1,589	1,589	—
Total	$65,010	$80,854	$—	$44,491	$46,976	$—
Consumer:
HELOC (a)	$6,614	$12,579	$—	$8,645	$16,648	$—
R/E installment loans (a)	5,042	5,853	—	4,314	4,796	—
Permanent mortgage (a)	2,791	4,619	—	3,601	6,003	—
Total	$14,447	$23,051	$—	$16,560	$27,447	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$19,508	$23,728	$4,287	$2,802	$2,802	$149
TRUPS	2,725	3,700	140	2,888	3,700	925
Income CRE	—	—	—	377	377	—
Total	$22,233	$27,428	$4,427	$6,067	$6,879	$1,074
Consumer:
HELOC	$58,924	$62,514	$7,457	$66,482	$69,610	$11,241
R/E installment loans	37,735	38,714	4,901	38,993	39,851	6,743
Permanent mortgage	61,511	71,406	8,363	67,245	78,010	9,419
Credit card & other	720	720	450	695	695	337
Total	$158,890	$173,354	$21,171	$173,415	$188,166	$27,740
Total commercial	$87,243	$108,282	$4,427	$50,558	$53,855	$1,074
Total consumer	$173,337	$196,405	$21,171	$189,975	$215,613	$27,740
Total impaired loans	$260,580	$304,687	$25,598	$240,533	$269,468	$28,814

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

Note 4 – Loans (Continued)

	Three Months Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$64,558	$173	$23,740	$203	$62,553	$530	$21,506	$561
Loans to mortgage companies	18,628	—	—	—	12,419	—	—	—
Income CRE	1,690	3	1,680	12	1,576	30	1,379	37
Residential CRE	—	—	500	—	—	—	416	—
Total	$84,876	$176	$25,920	$215	$76,548	$560	$23,301	$598
Consumer:
HELOC (a)	$6,495	$—	$8,343	$—	$6,852	$—	$8,878	$—
R/E installment loans (a)	5,304	—	4,631	—	5,384	—	4,032	—
Permanent mortgage (a)	2,843	—	3,949	—	3,180	—	4,638	—
Total	$14,642	$—	$16,923	$—	$15,416	$—	$17,548	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$14,620	$4	$16,375	$—	$10,892	$4	$16,038	$—
TRUPS	2,750	—	2,960	—	2,806	—	3,004	—
Income CRE	169	—	199	5	294	9	335	5
Residential CRE	—	—	—	—	—	—	133	—
Total	$17,539	$4	$19,534	$5	$13,992	$13	$19,510	$5
Consumer:
HELOC	$60,312	$449	$68,913	$556	$62,650	$1,475	$70,452	$1,711
R/E installment loans	39,924	250	39,147	246	41,475	792	40,512	764
Permanent mortgage	62,652	537	71,898	585	64,700	1,632	74,617	1,737
Credit card & other	710	4	578	3	697	13	626	9
Total	$163,598	$1,240	$180,536	$1,390	$169,522	$3,912	$186,207	$4,221
Total commercial	$102,415	$180	$45,454	$220	$90,540	$573	$42,811	$603
Total consumer	$178,240	$1,240	$197,459	$1,390	$184,938	$3,912	$203,755	$4,221
Total impaired loans	$280,655	$1,420	$242,913	$1,610	$275,478	$4,485	$246,566	$4,824

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.
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

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$651,636	$—	$—	$2,394	$—	$654,030	3%	$68
2	798,897	—	—	49,116	44	848,057	3	197
3	654,023	1,127,283	3,314	407,538	1,144	2,193,302	9	283
4	1,219,024	859,310	35,786	550,707	512	2,665,339	11	813
5	2,004,530	683,685	80,765	1,026,006	10,338	3,805,324	16	9,398
6	2,349,020	1,515,178	33,815	741,795	21,484	4,661,292	19	12,139
7	2,835,023	505,068	11,446	651,383	34,688	4,037,608	17	20,443
8	1,536,468	210,719	—	249,301	22,253	2,018,741	8	20,488
9	992,076	123,013	26,123	158,079	14,759	1,314,050	5	15,027
10	626,518	7,439	18,536	56,241	3,236	711,970	3	9,732
11	469,096	—	—	62,676	2,489	534,261	2	11,114
12	267,147	5,856	—	40,484	1,386	314,873	1	9,233
13	294,924	—	5,786	76,879	1,309	378,898	2	11,906
14,15,16	227,322	—	—	33,432	512	261,266	1	23,586
Collectively evaluated for impairment	14,925,704	5,037,551	215,571	4,106,031	114,154	24,399,011	100	144,427
Individually evaluated for impairment	82,578	—	2,725	1,940	—	87,243	—	4,427
Purchased credit-impaired loans	29,801	—	—	5,082	1,391	36,274	—	901
Total commercial loans	$15,038,083	$5,037,551	$218,296	$4,113,053	$115,545	$24,522,528	100%	$149,755

Note 4 – Loans (Continued)

	December 31, 2018
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$610,177	$—	$—	$12,586	$—	$622,763	3%	$100
2	835,776	—	—	1,688	29	837,493	4	274
3	782,362	716,971	—	289,594	147	1,789,074	9	315
4	1,223,092	394,862	43,220	563,243	—	2,224,417	11	686
5	1,920,034	277,814	77,751	798,509	14,150	3,088,258	15	8,919
6	1,722,136	365,341	45,609	657,628	33,759	2,824,473	14	8,141
7	2,690,784	96,603	11,446	538,909	26,135	3,363,877	16	16,906
8	1,337,113	53,224	—	265,901	20,320	1,676,558	8	18,545
9	1,472,852	96,292	45,117	455,184	29,849	2,099,294	10	15,454
10	490,795	13,260	18,536	60,803	3,911	587,305	3	8,675
11	311,967	—	—	66,986	788	379,741	2	7,973
12	244,867	9,379	—	82,574	5,717	342,537	2	6,972
13	285,987	—	5,786	55,408	251	347,432	2	10,094
14,15,16	224,853	—	—	28,835	837	254,525	1	23,307
Collectively evaluated for impairment	14,152,795	2,023,746	247,465	3,877,848	135,893	20,437,747	100	126,361
Individually evaluated for impairment	45,704	—	2,888	1,966	—	50,558	—	1,074
Purchased credit-impaired loans	41,730	—	—	12,730	2,433	56,893	—	2,823
Total commercial loans	$14,240,229	$2,023,746	$250,353	$3,892,544	$138,326	$20,545,198	100%	$130,258

(a)	Balances presented net of a $19.1 million valuation allowance as of September 30, 2019, and a $20.2 million valuation allowance as of December 31, 2018.
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
The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	61.9%	72.9%	47.9%	61.4%	71.3%	51.8%
FICO score 720-739	8.8	8.1	7.9	8.5	8.8	7.6
FICO score 700-719	7.3	6.2	11.0	7.6	7.0	10.6
FICO score 660-699	10.5	7.4	16.7	10.9	7.6	14.7
FICO score 620-659	5.1	2.9	8.2	5.1	2.8	6.5
FICO score less than 620 (a)	6.4	2.5	8.3	6.5	2.5	8.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans
The following table reflects accruing and non-accruing loans by class on September 30, 2019:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$14,914,990	$18,979	$334	$14,934,303	$43,877	$960	$29,142	$73,979	$15,008,282
Loans to mortgage companies	5,037,551	—	—	5,037,551	—	—	—	—	5,037,551
TRUPS (a)	215,571	—	—	215,571	—	—	2,725	2,725	218,296
Purchased credit-impaired loans	27,169	773	1,859	29,801	—	—	—	—	29,801
Total commercial (C&I)	20,195,281	19,752	2,193	20,217,226	43,877	960	31,867	76,704	20,293,930
Commercial real estate:
Income CRE	4,104,826	1,208	—	4,106,034	—	—	1,937	1,937	4,107,971
Residential CRE	114,154	—	—	114,154	—	—	—	—	114,154
Purchased credit-impaired loans	6,082	349	42	6,473	—	—	—	—	6,473
Total commercial real estate	4,225,062	1,557	42	4,226,661	—	—	1,937	1,937	4,228,598
Consumer real estate:
HELOC	1,267,603	9,694	6,673	1,283,970	45,456	6,601	7,767	59,824	1,343,794
R/E installment loans	4,659,224	8,032	5,648	4,672,904	13,068	2,420	3,911	19,399	4,692,303
Purchased credit-impaired loans	21,245	1,938	3,549	26,732	—	—	—	—	26,732
Total consumer real estate	5,948,072	19,664	15,870	5,983,606	58,524	9,021	11,678	79,223	6,062,829
Permanent mortgage	161,198	5,338	1,644	168,180	8,401	373	5,513	14,287	182,467
Credit card & other:
Credit card	200,696	1,264	1,127	203,087	—	—	—	—	203,087
Other	286,983	1,728	183	288,894	72	76	196	344	289,238
Purchased credit-impaired loans	371	260	53	684	—	—	—	—	684
Total credit card & other	488,050	3,252	1,363	492,665	72	76	196	344	493,009
Total loans, net of unearned income	$31,017,663	$49,563	$21,112	$31,088,338	$110,874	$10,430	$51,191	$172,495	$31,260,833

(a) TRUPS is presented net of the valuation allowance of $19.1 million.

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2018:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$14,153,275	$8,234	$102	$14,161,611	$26,325	$5,537	$5,026	$36,888	$14,198,499
Loans to mortgage companies	2,023,746	—	—	2,023,746	—	—	—	—	2,023,746
TRUPS (a)	247,465	—	—	247,465	—	—	2,888	2,888	250,353
Purchased credit-impaired loans	39,433	624	1,673	41,730	—	—	—	—	41,730
Total commercial (C&I)	16,463,919	8,858	1,775	16,474,552	26,325	5,537	7,914	39,776	16,514,328
Commercial real estate:
Income CRE	3,876,229	626	—	3,876,855	30	—	2,929	2,959	3,879,814
Residential CRE	135,861	—	—	135,861	32	—	—	32	135,893
Purchased credit-impaired loans	13,308	103	1,752	15,163	—	—	—	—	15,163
Total commercial real estate	4,025,398	729	1,752	4,027,879	62	—	2,929	2,991	4,030,870
Consumer real estate:
HELOC	1,443,651	11,653	10,129	1,465,433	49,009	3,314	8,781	61,104	1,526,537
R/E installment loans	4,652,658	10,470	6,497	4,669,625	15,146	1,924	4,474	21,544	4,691,169
Purchased credit-impaired loans	24,096	2,094	5,620	31,810	—	—	—	—	31,810
Total consumer real estate	6,120,405	24,217	22,246	6,166,868	64,155	5,238	13,255	82,648	6,249,516
Permanent mortgage	193,591	2,585	4,562	200,738	11,227	996	9,487	21,710	222,448
Credit card & other:
Credit card	188,009	2,133	1,203	191,345	—	—	—	—	191,345
Other	320,551	3,570	526	324,647	110	60	454	624	325,271
Purchased credit-impaired loans	746	611	397	1,754	—	—	—	—	1,754
Total credit card & other	509,306	6,314	2,126	517,746	110	60	454	624	518,370
Total loans, net of unearned income	$27,312,619	$42,703	$32,461	$27,387,783	$101,879	$11,831	$34,039	$147,749	$27,535,532
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
On September 30, 2019 and December 31, 2018, FHN had $220.0 million and $228.2 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $21.2 million, or 10 percent as of September 30, 2019, and $27.7 million, or 12 percent as of December 31, 2018. Additionally, $52.6 million and $57.8 million of loans held-for-sale as of September 30, 2019 and December 31, 2018, respectively, were classified as TDRs.

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	1	$62	$59	4	$14,179	$14,101
Total commercial (C&I)	1	62	59	4	14,179	14,101
Commercial real estate:
Income CRE	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer real estate:
HELOC	13	1,638	1,631	57	7,013	6,950
R/E installment loans	16	1,771	1,854	77	9,261	9,292
Total consumer real estate	29	3,409	3,485	134	16,274	16,242
Permanent mortgage	—	—	—	5	1,469	1,498
Credit card & other	35	134	126	68	317	300
Total troubled debt restructurings	65	$3,605	$3,670	211	$32,239	$32,141

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	1	$25,591	$25,439	9	$27,639	$27,190
Total commercial (C&I)	1	25,591	25,439	9	27,639	27,190
Commercial real estate:
Income CRE	1	442	442	4	643	637
Total commercial real estate	1	442	442	4	643	637
Consumer real estate:
HELOC	15	1,057	1,041	79	7,641	7,580
R/E installment loans	62	4,561	4,356	77	5,944	5,738
Total consumer real estate	77	5,618	5,397	156	13,585	13,318
Permanent mortgage	—	—	—	5	709	713
Credit card & other	12	65	59	80	370	350
Total troubled debt restructurings	91	$31,716	$31,337	254	$42,946	$42,208

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and nine months ended September 30, 2019 and 2018, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	—	$—
Total commercial (C&I)	—	—	—	—
Consumer real estate:
HELOC	2	99	4	198
R/E installment loans	—	—	1	38
Total consumer real estate	2	99	5	236
Permanent mortgage	1	7	1	7
Credit card & other	8	45	23	77
Total troubled debt restructurings	11	$151	29	$320

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	1	$321	2	$579
Total commercial (C&I)	1	321	2	579
Consumer real estate:
HELOC	1	40	5	204
R/E installment loans	—	—	1	25
Total consumer real estate	1	40	6	229
Permanent mortgage	3	294	5	699
Credit card & other	13	56	39	212
Total troubled debt restructurings	18	$711	52	$1,719

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

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018:

(Dollars in thousands)	C&I (a)	Commercial Real Estate (a)	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of July 1, 2019	$116,096	$32,953	$22,857	$8,675	$12,168	$192,749
Charge-offs	(18,598)	(369)	(1,471)	(2)	(3,897)	(24,337)
Recoveries	3,245	181	4,349	706	1,256	9,737
Provision/(provision credit) for loan losses	13,387	2,860	(3,898)	(542)	3,193	15,000
Balance as of September 30, 2019	114,130	35,625	21,837	8,837	12,720	193,149
Balance as of January 1, 2019	98,947	31,311	26,439	11,000	12,727	180,424
Charge-offs	(28,289)	(924)	(5,809)	(182)	(11,883)	(47,087)
Recoveries	4,593	150	12,316	2,305	3,448	22,812
Provision/(provision credit) for loan losses	38,879	5,088	(11,109)	(4,286)	8,428	37,000
Balance as of September 30, 2019	114,130	35,625	21,837	8,837	12,720	193,149
Allowance - individually evaluated for impairment	4,427	—	12,358	8,363	450	25,598
Allowance - collectively evaluated for impairment	108,802	35,625	8,262	474	12,223	165,386
Allowance - purchased credit-impaired loans	901	—	1,217	—	47	2,165
Loans, net of unearned as of September 30, 2019:
Individually evaluated for impairment	85,303	1,940	108,315	64,302	720	260,580
Collectively evaluated for impairment	20,178,826	4,220,185	5,927,782	118,165	491,605	30,936,563
Purchased credit-impaired loans	29,801	6,473	26,732	—	684	63,690
Total loans, net of unearned income	$20,293,930	$4,228,598	$6,062,829	$182,467	$493,009	$31,260,833
Balance as of July 1, 2018	$96,834	$33,832	$34,155	$11,692	$8,949	$185,462
Charge-offs	(1,391)	(9)	(2,801)	(15)	(5,266)	(9,482)
Recoveries	1,052	267	5,302	554	804	7,979
Provision/(provision credit) for loan losses	3,819	(175)	(7,737)	(1,133)	7,226	2,000
Balance as of September 30, 2018	100,314	33,915	28,919	11,098	11,713	185,959
Balance as of January 1, 2018	98,211	28,427	39,823	13,113	9,981	189,555
Charge-offs	(6,753)	(281)	(6,193)	(475)	(14,271)	(27,973)
Recoveries	3,607	348	15,129	1,250	3,043	23,377
Provision/(provision credit) for loan losses	5,249	5,421	(19,840)	(2,790)	12,960	1,000
Balance as of September 30, 2018	100,314	33,915	28,919	11,098	11,713	185,959
Allowance - individually evaluated for impairment	6,028	—	18,076	9,996	293	34,393
Allowance - collectively evaluated for impairment	92,382	33,893	9,713	1,102	11,078	148,168
Allowance - purchased credit-impaired loans	1,904	22	1,130	—	342	3,398
Loans, net of unearned as of September 30, 2018:
Individually evaluated for impairment	53,549	2,503	119,729	74,833	552	251,166
Collectively evaluated for impairment	15,940,853	4,211,337	6,146,920	162,421	527,673	26,989,204
Purchased credit-impaired loans	49,743	23,196	34,334	—	2,571	109,844
Total loans, net of unearned income	$16,044,145	$4,237,036	$6,300,983	$237,254	$530,796	$27,350,214

Certain previously reported amounts have been reclassified to agree with current presentation.

a)
In third quarter 2019, FHN corrected a previous mis-classification of commercial loans and reclassified approximately $410 million of market investor CRE loans from the C&I portfolio to the CRE portfolio. These loans were identified during an internal review and assessment by management of certain loan populations, a portion of which relate to loans acquired as part of the Capital Bank merger. The reclassification of these loan balances between regional banking portfolios did not have an impact on FHN’s consolidated period-end or average balance sheet and had an immaterial effect on the allowance for loan losses. No adjustments were made to prior periods as the impact of the reclassification, including the effect on the allowance for loan losses was deemed to be immaterial in all periods.

Note 6 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$157,150	$(42,566)	$114,584	$157,150	$(28,150)	$129,000
Customer relationships	77,865	(59,015)	18,850	77,865	(55,597)	22,268
Other (a)	5,622	(2,650)	2,972	5,622	(1,856)	3,766
Total	$240,637	$(104,231)	$136,406	$240,637	$(85,603)	$155,034

(a)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $6.2 million and $6.5 million for the three months ended September 30, 2019 and 2018, respectively and $18.6 million and $19.4 million for nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2019	$6,208
2020	21,159
2021	19,547
2022	17,412
2023	16,117
2024	14,679

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of September 30, 2019 and December 31, 2018. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2017	$1,243,885	$142,968	$1,386,853
Additions (a)	22,969	—	22,969
September 30, 2018	$1,266,854	$142,968	$1,409,822

December 31, 2018	$1,289,819	$142,968	$1,432,787
Additions	—	—	—
September 30, 2019	$1,289,819	$142,968	$1,432,787
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

(Dollars in thousands)		September 30, 2019
Lease Right-of-Use Assets:	Classification
Operating lease right-of use assets	Other assets	$174,352
Finance lease right-of use assets	Other assets	634
Total Lease Right-of Use Assets		$174,986

Lease Liabilities:
Operating lease liabilities	Other liabilities	$196,012
Finance lease liabilities	Other liabilities	1,280
Total Lease Liabilities		$197,292

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of September 30, 2019.

Weighted Average Remaining Lease Terms
Operating leases	12.01 years
Finance leases	6.67 years
Weighted Average Discount Rate
Operating leases	3.47%
Finance leases	9.96%

The following table provides a detail of the components of lease expense and other lease information for the three and nine months ended September 30, 2019:

(Dollars in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$5,989	$18,573
Finance lease cost:
Amortization of right-of-use assets	23	71
Interest on lease liabilities	33	98
Short-term lease cost	(10)	70
Sublease income	(97)	(289)
Total lease cost	$5,938	$18,523

Other information
(Gain)/loss on right-of-use asset impairment-Operating leases	$—	$2,551

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,279	16,626
Operating cash flows from finance leases	32	98
Financing cash flows from finance leases	32	94

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	574	5,358
Finance leases	—	—

The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of September 30, 2019:

(Dollars in thousands)	September 30, 2019
Remainder of 2019	$6,261
2020	24,854
2021	22,451
2022	21,202
2023	20,240
2024 and after	147,800
Total future minimum lease payments	242,808
Less lease liability interest	(45,516)
Present value of net future minimum lease payments	$197,292

FHN had aggregate undiscounted contractual obligations totaling $33.5 million for lease arrangements that have not commenced. Payments under these arrangements are expected to occur from 2019 through 2032.

Note 7 – Leases (Continued)

Minimum future lease payments for noncancelable operating leases, primarily on premises, on December 31, 2018 are shown below.

(Dollars in thousands)	December 31, 2018
2019	$27,524
2020	24,722
2021	20,954
2022	16,518
2023	13,174
2024 and after	42,370
Total minimum lease payments	$145,262

Note 8 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
All other income and commissions:
Other service charges	$5,738	$3,758	$15,231	$11,609
ATM and interchange fees	4,507	3,263	12,010	9,943
Mortgage banking	2,019	2,533	6,477	7,510
Dividend income	1,556	2,757	5,678	8,130
Letter of credit fees	1,400	1,307	4,021	3,851
Electronic banking fees	1,288	1,309	3,826	3,741
Insurance commissions	577	396	1,767	1,629
Deferred compensation (a)	472	1,458	7,884	2,900
Gain/(loss) on extinguishment of debt	(6)	(1)	(7)	(1)
Other	9,299	5,009	20,261	14,244
Total	$26,850	$21,789	$77,148	$63,556
All other expense:
Litigation and regulatory matters (b)	$11,534	$(1,541)	$3,317	$609
Customer relations	3,165	1,328	6,304	3,749
Travel and entertainment	2,849	3,988	8,467	12,102
Other insurance and taxes	2,475	2,761	7,664	8,178
Supplies	1,668	1,635	4,814	5,458
Miscellaneous loan costs	1,017	543	2,901	2,720
Employee training and dues	1,003	1,682	3,711	5,310
Non-service components of net periodic pension and post-retirement cost	986	1,585	1,977	3,619
Tax credit investments	407	1,370	1,349	3,586
OREO	342	1,256	1	2,174
Other	14,231	11,094	48,169	64,527
Total	$39,677	$25,701	$88,674	$112,032

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Amounts are driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense.

(b)
Litigation and regulatory matters for the nine months ended September 30, 2019 includes an $8.3 million expense reversal related to the settlement of litigation matters within the Non-Strategic segment during second quarter 2019.

Note 9 – Components of Other Comprehensive Income/(loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three and nine months ended September 30, 2019 and 2018:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2019	$21,071	$2,184	$(285,744)	$(262,489)
Net unrealized gains/(losses)	16,889	1,855	—	18,744
Amounts reclassified from AOCI	—	989	2,102	3,091
Other comprehensive income/(loss)	16,889	2,844	2,102	21,835
Balance as of September 30, 2019	$37,960	$5,028	$(283,642)	$(240,654)

Balance as of January 1, 2019	$(75,736)	$(12,112)	$(288,768)	$(376,616)
Net unrealized gains/(losses)	113,495	13,367	—	126,862
Amounts reclassified from AOCI	201	3,773	5,126	9,100
Other comprehensive income/(loss)	113,696	17,140	5,126	135,962
Balance as of September 30, 2019	$37,960	$5,028	$(283,642)	$(240,654)

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2018	$(107,476)	$(19,757)	$(284,881)	$(412,114)
Net unrealized gains/(losses)	(25,924)	(2,517)	—	(28,441)
Amounts reclassified from AOCI	—	771	2,135	2,906
Other comprehensive income/(loss)	(25,924)	(1,746)	2,135	(25,535)
Balance as of September 30, 2018	$(133,400)	$(21,503)	$(282,746)	$(437,649)

Balance as of January 1, 2018	$(26,834)	$(7,764)	$(288,227)	$(322,825)
Adjustment to reflect adoption of ASU 2016-01 and ASU 2017-12	(5)	(206)	—	(211)
Beginning balance, as adjusted	(26,839)	(7,970)	(288,227)	(323,036)
Net unrealized gains/(losses)	(106,522)	(14,612)	—	(121,134)
Amounts reclassified from AOCI	(39)	1,079	5,481	6,521
Other comprehensive income/(loss)	(106,561)	(13,533)	5,481	(114,613)
Balance as of September 30, 2018	$(133,400)	$(21,503)	$(282,746)	$(437,649)

Note 9 – Components of Other Comprehensive Income/(loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
Details about AOCI	2019	2018	2019	2018	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$—	$—	$267	$(52)	Debt securities gains/(losses), net
Tax expense/(benefit)	—	—	(66)	13	Provision/(benefit) for income taxes
	—	—	201	(39)
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	1,313	1,024	5,012	1,433	Interest and fees on loans
Tax expense/(benefit)	(324)	(253)	(1,239)	(354)	Provision/(benefit) for income taxes
	989	771	3,773	1,079
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	2,792	2,836	6,809	7,280	All other expense
Tax expense/(benefit)	(690)	(701)	(1,683)	(1,799)	Provision/(benefit) for income taxes
	2,102	2,135	5,126	5,481
Total reclassification from AOCI	$3,091	$2,906	$9,100	$6,521

Note 10 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars and shares in thousands, except per share data)	2019	2018	2019	2018
Net income/(loss)	$113,943	$274,716	$331,090	$455,702
Net income attributable to noncontrolling interest	2,883	2,883	8,555	8,555
Net income/(loss) attributable to controlling interest	111,060	271,833	322,535	447,147
Preferred stock dividends	1,550	1,550	4,650	4,650
Net income/(loss) available to common shareholders	$109,510	$270,283	$317,885	$442,497

Weighted average common shares outstanding—basic	311,888	324,406	314,442	325,341
Effect of dilutive securities	1,917	2,846	1,959	3,304
Weighted average common shares outstanding—diluted	313,805	327,252	316,401	328,645

Net income/(loss) per share available to common shareholders	$0.35	$0.83	$1.01	$1.36
Diluted income/(loss) per share available to common shareholders	$0.35	$0.83	$1.00	$1.35

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended September 30		Nine Months Ended September 30
(Shares in thousands)	2019	2018	2019	2018
Stock options excluded from the calculation of diluted EPS	1,883	2,251	2,413	2,316
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$21.21	$23.67	$21.36	$24.43
Other equity awards excluded from the calculation of diluted EPS	2,094	1,605	1,815	538

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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2019, the aggregate amount of liabilities established for all such loss contingency matters was $15.4 million. These liabilities are separate from those discussed under the heading “Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2019, FHN is unable to estimate any material reasonably possible losses ("RPLs") for contingency matters in future periods in excess of currently established liabilities.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.

Note 11 – Contingencies and Other Disclosures (Continued)

Material Matters

FHN was one of multiple defendants in a consolidated putative class action suit: In re GSE Bonds Antitrust Litigation, No. 1:19-cv-01704-JSR (U.S. District Court S.D.N.Y.). The plaintiffs claim that defendants conspired to fix secondary market prices of government-sponsored enterprise (“GSE”) bonds from 2009 through 2015. During the third quarter, FHN reached a class settlement with the plaintiffs, subject to court approval, without admitting liability. The settlement is reflected in the liabilities established at September 30, 2019, as mentioned above.
Former Mortgage Business Exposures
FHN has received indemnity claims from underwriters and others related to lawsuits as to which investors or others claimed to have purchased certificates in FHN proprietary securitizations (sold under FHN's pre-2009 mortgage business) but as to which FHN was not named a defendant. For most pending indemnity claims involving proprietary securitizations, FHN is unable to estimate an RPL range due to significant uncertainties regarding: claims as to which the claimant specifies no dollar amount; the potential remedies that might be available or awarded; the availability of significantly dispositive defenses such as statutes of limitations or repose; the outcome of potentially dispositive early-stage motions such as motions to dismiss; the incomplete status of the discovery process; the lack of a precise statement of damages; inability to identify specific loans and/or breaches that are the source of the claim; lack of specific grounds to trigger FHN's indemnity obligation; and lack of precedent claims.
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

Note 11 – Contingencies and Other Disclosures (Continued)

Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $17.2 million and $32.3 million as of September 30, 2019 and December 31, 2018, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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
FHN assumed two additional qualified plans in conjunction with the CBF acquisition. Both legacy CBF plans are frozen. As of December 31, 2018, the aggregate benefit obligation for the plans was $17.1 million and aggregate plan assets were $16.5 million. Benefit payments, expense and actuarial gains/losses related to these plans were insignificant for the first half of 2019 and 2018. In third quarter 2019, FHN settled these plans through the purchase of annuity contracts, making related contributions of $.5 million. Due to the insignificant financial statement impact, these two plans are not included in the disclosures that follow.
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
Service cost is included in Employee compensation, incentives, and benefits in the Consolidated Condensed Statements of Income. All other components of net periodic benefit cost are included in All other expense. The components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$7	$11	$23	$33
Interest cost	7,505	6,935	358	328
Expected return on plan assets	(9,335)	(8,222)	(314)	(268)
Amortization of unrecognized:
Actuarial (gain)/loss	2,546	3,164	(112)	(108)
Net periodic benefit cost/(credit)	$723	$1,888	$(45)	$(15)

Note 12 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost
Service cost	$23	$31	$71	$100
Interest cost	22,655	20,908	1,060	982
Expected return on plan assets	(27,681)	(24,673)	(852)	(806)
Amortization of unrecognized:
Actuarial (gain)/loss	7,416	9,076	(346)	(290)
Net periodic benefit cost/(credit)	$2,413	$5,342	$(67)	$(14)

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Consolidated
Net interest income	$300,676	$305,700	$898,794	$917,805
Provision/(provision credit) for loan losses	15,000	2,000	37,000	1,000
Noninterest income	171,735	348,972	470,773	612,514
Noninterest expense	307,672	294,031	904,156	940,064
Income/(loss) before income taxes	149,739	358,641	428,411	589,255
Provision/(benefit) for income taxes	35,796	83,925	97,321	133,553
Net income/(loss)	$113,943	$274,716	$331,090	$455,702
Average assets	$41,940,901	$40,077,033	$41,359,574	$40,199,487

Note 13 – Business Segment Information (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Regional Banking
Net interest income	$302,370	$301,099	$885,622	$899,183
Provision/(provision credit) for loan losses	20,472	7,205	51,690	16,155
Noninterest income	85,776	80,705	240,281	241,760
Noninterest expense	193,211	207,549	585,947	620,261
Income/(loss) before income taxes	174,463	167,050	488,266	504,527
Provision/(benefit) for income taxes	41,762	39,195	115,129	118,582
Net income/(loss)	$132,701	$127,855	$373,137	$385,945
Average assets	$31,626,870	$28,551,247	$30,224,875	$28,339,571
Fixed Income
Net interest income	$5,309	$9,054	$18,811	$26,742
Noninterest income	77,809	41,124	197,238	125,091
Noninterest expense	67,787	46,561	174,331	142,857
Income/(loss) before income taxes	15,331	3,617	41,718	8,976
Provision/(benefit) for income taxes	3,656	719	9,834	1,689
Net income/(loss)	$11,675	$2,898	$31,884	$7,287
Average assets	$2,882,316	$3,246,120	$2,952,766	$3,322,576
Corporate
Net interest income/(expense)	$(13,225)	$(15,462)	$(28,062)	$(48,835)
Noninterest income (a)	7,359	222,620	30,111	240,674
Noninterest expense (b) (c)	41,993	33,561	137,867	154,779
Income/(loss) before income taxes	(47,859)	173,597	(135,818)	37,060
Provision/(benefit) for income taxes	(11,550)	40,458	(36,105)	3,719
Net income/(loss)	$(36,309)	$133,139	$(99,713)	$33,341
Average assets	$6,430,822	$6,907,970	$7,094,650	$6,995,043
Non-Strategic
Net interest income	$6,222	$11,009	$22,423	$40,715
Provision/(provision credit) for loan losses	(5,472)	(5,205)	(14,690)	(15,155)
Noninterest income	791	4,523	3,143	4,989
Noninterest expense	4,681	6,360	6,011	22,167
Income/(loss) before income taxes	7,804	14,377	34,245	38,692
Provision/(benefit) for income taxes	1,928	3,553	8,463	9,563
Net income/(loss)	$5,876	$10,824	$25,782	$29,129
Average assets	$1,000,893	$1,371,696	$1,087,283	$1,542,297
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Three and nine months ended September 30, 2018 includes a $212.9 million pre-tax gain from the sale of Visa Class B shares.

(b)
Three and nine months ended September 30, 2019 include restructuring-related costs associated with efficiency initiatives; refer to Note 18 - Restructuring, Repositioning, and Efficiency for additional information. Three and nine months ended September 30, 2019 and 2018 include acquisition-related expenses; refer to Note 2 - Acquisitions and Divestitures for additional information.

(c)
Three and nine months ended September 30, 2019 include $3.1 million and $12.2 million, respectively, of asset impairments, professional fees, and other customer-contact and technology-related expenses associated with rebranding initiatives.

Note 13 – Business Segment Information (Continued)

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$57	$77,588	$—	$—	$77,645
Deposit transactions and cash management	32,583	—	1,739	57	34,379
Brokerage, management fees and commissions	14,157	—	—	—	14,157
Trust services and investment management	7,190	—	(27)	—	7,163
Bankcard income	7,028	11	63	(85)	7,017
BOLI (b)	—	—	4,427	—	4,427
Debt securities gains/(losses), net (b)	—	—	—	—	—
Equity securities gains/(losses), net (b)	—	—	97	—	97
All other income and commissions (c)	24,761	210	1,060	819	26,850
Total noninterest income	$85,776	$77,809	$7,359	$791	$171,735

(a)	Includes $9.2 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

	Three months ended September 30, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Noninterest income:
Fixed income (a)	$102	$40,938	$(5)	$3,778	$44,813
Deposit transactions and cash management	33,989	3	1,741	59	35,792
Brokerage, management fees and commissions	14,199	—	—	1	14,200
Trust services and investment management	7,453	—	(15)	—	7,438
Bankcard income	7,865	—	57	(178)	7,744
BOLI (b)	—	—	4,337	—	4,337
Debt securities gains/(losses), net (b)	—	—	—	—	—
Equity securities gains/(losses), net (b) (d)	—	—	212,859	—	212,859
All other income and commissions (c)	17,097	183	3,646	863	21,789
Total noninterest income	$80,705	$41,124	$222,620	$4,523	$348,972
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

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC
606.

(d)	In third quarter 2018, FHN sold its remaining holdings of Visa Class B shares resulting in a pre-tax gain of $212.9 million.

Note 13 – Business Segment Information (Continued)

	Nine months ended September 30, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$120	$196,582	$—	$1,106	$197,808
Deposit transactions and cash management	93,195	4	5,009	166	98,374
Brokerage, management fees and commissions	40,904	—	—	6	40,910
Trust services and investment management	22,148	—	(71)	—	22,077
Bankcard income	20,661	11	185	(533)	20,324
BOLI (b)	—	—	13,955	—	13,955
Debt securities gains/(losses), net (b)	—	—	(267)	—	(267)
Equity securities gains/(losses), net (b)	—	—	444	—	444
All other income and commissions (c)	63,253	641	10,856	2,398	77,148
Total noninterest income	$240,281	$197,238	$30,111	$3,143	$470,773

(a)	Includes $23.6 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

	Nine months ended September 30, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Noninterest income:
Fixed income (a)	$314	$123,929	$(5)	$3,778	$128,016
Deposit transactions and cash management	103,219	9	4,467	164	107,859
Brokerage, management fees and commissions	41,422	—	—	1	41,423
Trust services and investment management	22,891	—	(44)	—	22,847
Bankcard income	21,696	—	169	(131)	21,734
BOLI (b)	—	—	14,103	—	14,103
Debt securities gains/(losses), net (b)	—	—	52	—	52
Equity securities gains/(losses), net (b) (d)	—	—	212,924	—	212,924
All other income and commissions (c) (e)	52,218	1,153	9,008	1,177	63,556
Total noninterest income	$241,760	$125,091	$240,674	$4,989	$612,514
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
Consolidated Variable Interest Entities
FHN holds variable interests in a proprietary HELOC securitization trust it established as a source of liquidity for consumer lending operations. Based on its restrictive nature, the trust is considered a VIE as the holders of equity at risk do not have the power through voting rights or similar rights to direct the activities that most significantly impact the trust’s economic performance. The retention of mortgage service rights ("MSR") and a residual interest results in FHN potentially absorbing losses or receiving benefits that are significant to the trust. FHN is considered the primary beneficiary, as it is assumed to have the power, as Master Servicer, to most significantly impact the activities of the VIE. Consolidation of the trust results in the recognition of the trust proceeds as restricted borrowings since the cash flows on the securitized loans can only be used to settle the obligations due to the holders of trust securities. Through first quarter 2016 the trust experienced a rapid amortization period and FHN was obligated to provide subordinated funding. During the period, cash payments from borrowers were accumulated to repay outstanding debt securities while FHN continued to make advances to borrowers when they drew on their lines of credit. FHN then transferred the newly generated receivables into the securitization trust. FHN is reimbursed for these advances only after other parties in the securitization have received all of the cash flows to which they are entitled. If loan losses requiring draws on the related monoline insurers’ policies (which protect bondholders in the securitization) exceed a certain level, FHN may not receive reimbursement for all of the funds advanced to borrowers, as the senior bondholders and the monoline insurers typically have priority for repayment. Amounts funded from monoline insurance policies are considered restricted term borrowings in FHN’s Consolidated Condensed Statements of Condition. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trust, the creditors of the trust hold no recourse to the assets of FHN. This securitization trust is expected to be resolved in fourth quarter 2019.
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

Note 14 – Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	12,448	N/A	16,213	N/A
Less: Allowance for loan losses	—	N/A	—	N/A
Total net loans	12,448	N/A	16,213	N/A
Other assets	24	$87,612	35	$78,446
Total assets	$12,472	$87,612	$16,248	$78,446
Liabilities:
Term borrowings	$401	N/A	$2,981	N/A
Other liabilities	—	$66,051	—	$56,700
Total liabilities	$401	$66,051	$2,981	$56,700

Nonconsolidated Variable Interest Entities
Low Income Housing Partnerships. First Horizon Community Investment Group, Inc. ("FHCIG") (formerly First Tennessee Housing Corporation (“FTHC”)), a wholly-owned subsidiary of First Horizon Bank ("FHB") (formerly First Tennessee Bank National Association ("FTBNA"), makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing units that are leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs as FHCIG, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FHCIG could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FHCIG’s initial capital contributions and funding commitments.
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were $.3 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively and $.9 million and $3.1 million for nine months ended September 30, 2019 and 2018, respectively. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2019, and 2018 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$4,436	$1,547	$12,721	$6,094
Low income housing tax credits	(3,607)	(2,584)	(10,758)	(7,681)
Other tax benefits related to qualifying LIHTC investments	(1,751)	(1,412)	(4,970)	(2,996)

Note 14 – Variable Interest Entities (Continued)

Other Tax Credit Investments. First Tennessee New Markets Corporation (“FTNMC”), a wholly-owned subsidiary of FHB, makes equity investments through wholly-owned subsidiaries as a non-managing member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of FTNMC’s investment in a NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs as FTNMC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTNMC could absorb losses that are significant to the NMTC LLCs as it has a risk of loss for its initial capital contributions, the managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond FTNMC’s initial capital contributions.
FHCIG also makes equity investments as a limited partner or non-managing member in entities that receive Historic Tax Credits pursuant to Section 47 of the Internal Revenue Code. The purpose of these entities is the rehabilitation of historic buildings with the tax credits provided to incent private investment in the historic cores of cities and towns. These entities are considered VIEs as FHCIG, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FHCIG could absorb losses that are significant to the entities as it has a risk of loss for its capital contributions and funding commitments to each partnership. The managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FHCIG’s initial capital contributions and funding commitments.
Small Issuer Trust Preferred Holdings. FHB holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (“trust preferreds”) for smaller banking and insurance enterprises. FHB has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of FHB. These trusts meet the definition of a VIE as the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. Based on the nature of the trusts’ activities and the size of FHB’s holdings, FHB could potentially receive benefits or absorb losses that are significant to the trusts regardless of whether a majority of a trust’s securities are held by FHB. However, since FHB is solely a holder of the trusts’ securities, it has no rights which would give it the power to direct the activities that most significantly impact the trusts’ economic performance and thus it is not considered the primary beneficiary of the trusts. FHB has no contractual requirements to provide financial support to the trusts.
On-Balance Sheet Trust Preferred Securitization. In 2007, FHB executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE as the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. FHB could potentially receive benefits or absorb losses that are significant to the trust based on the size and priority of the interests it retained in the securities issued by the trust. However, since FHB did not retain servicing or other decision making rights, FHB is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, FHB has accounted for the funds received through the securitization as a term borrowing in its Consolidated Condensed Statements of Condition. FHB has no contractual requirements to provide financial support to the trust.
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

Commercial Loan Troubled Debt Restructurings. For certain troubled commercial loans, FHB restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. Following a troubled debt restructuring, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered as events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As FHB does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, FHB is exposed to potentially significant benefits and losses of the borrowing entity. FHB has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.

Sale Leaseback Transaction. FHB has entered into an agreement with a single asset leasing entity for the sale and leaseback of an office building. In conjunction with this transaction, FHB loaned funds to a related party of the buyer that were used for the purchase price of the building. FHB also entered into a construction loan agreement with the single asset entity for renovation of the building. Since this transaction did not qualify as a sale prior to 2019, it was accounted for using the deposit method which created a net asset or liability for all cash flows between FHB and the buyer. Upon adoption of ASU 2016-02 the transaction qualified as a seller-financed sale-leaseback. The buyer-lessor in this transaction meets the definition of a VIE as it does not have sufficient equity at risk since FHB is providing the funding for the purchase and renovation. A related party of the buyer-lessor has the power to direct the activities that most significantly impact the operations and could potentially receive benefits or absorb losses that are significant to the transactions, making it the primary beneficiary. Therefore, FHB does not consolidate the leasing entity.

Proprietary Trust Preferred Issuances. In conjunction with the acquisition of CBF, FHN acquired junior subordinated debt underlying multiple issuances of trust preferred debt by institutions previously acquired by CBF. All of the remaining trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN.

Note 14 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2019:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$183,975	$96,637	(a)
Other tax credit investments (b) (c)	9,226	—	Other assets
Small issuer trust preferred holdings (d)	237,422	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	33,384	80,790	(e)
Proprietary residential mortgage securitizations	1,098	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,762,162	—	(f)
Commercial loan troubled debt restructurings (g)	47,940	—	Loans, net of unearned income
Sale-leaseback transaction	18,170	—	(h)
Proprietary trust preferred issuances (i)	—	167,014	Term borrowings

(a)
Maximum loss exposure represents $87.3 million of current investments and $96.6 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2021.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. Of the initial investment, $2.7 million was funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $80.8 million classified as Term borrowings.

(f)	Includes $.7 billion classified as Trading securities and $4.1 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $46.7 million of current receivables and $1.2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Condensed Statements of Condition. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2019 and December 31, 2018, respectively, FHN had $127.3 million and $76.0 million of cash receivables and $55.7 million and $34.0 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FHN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $63.6 million and

Note 15 – Derivatives (Continued)

$34.3 million for the three months ended September 30, 2019 and 2018, and $162.7 million and $102.3 million for the nine months ended September 30, 2019 and 2018, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Fixed income noninterest income on the Consolidated Condensed Statements of Income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,679,166	$93,314	$1,285
Offsetting upstream interest rate contracts	2,679,166	541	5,509
Option contracts purchased	20,000	94	—
Forwards and futures purchased	10,765,259	26,191	8,233
Forwards and futures sold	10,799,031	9,327	25,586

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,271,448	$18,744	$27,768
Offsetting upstream interest rate contracts	2,271,448	4,014	9,041
Option contracts purchased	20,000	25	—
Forwards and futures purchased	4,684,177	28,304	181
Forwards and futures sold	4,967,454	522	30,055

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
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by FHB which matures in December 2019. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. FHB early redeemed the $400.0 million senior debt on November 1, 2019.
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt.

Note 15 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$2,681,149	$120,031	$1,456
Offsetting upstream interest rate contracts	2,681,149	1,094	13,072
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$42	$14
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(2,218)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(1,084)
Total carrying value	N/A	N/A	$896,698

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$2,029,162	$20,262	$25,880
Offsetting upstream interest rate contracts	2,029,162	8,154	9,153
Debt Hedging
Hedging Instruments:
Interest rate swaps	$900,000	$127	$6
Hedged Items:
Term borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(15,094)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(2,295)
Total carrying value	N/A	N/A	$882,611

Note 15 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$44,375	$(10,620)	$124,193	$(39,803)
Offsetting upstream interest rate contracts (a)	(44,375)	10,620	(124,193)	39,803
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$1,994	$(246)	$12,969	$(8,386)
Hedged Items:
Term borrowings (a) (c)	(2,004)	240	(12,876)	8,310

(a)	Gains/losses included in All other expense within the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the Interest expense.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$10	$73
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	$888	$5
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

Note 15 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps (a)	$3,840	$(2,257)	$22,954	$(17,788)
Gain/(loss) recognized in Other comprehensive income/(loss)	1,855	(2,517)	13,367	(14,612)
Gain/(loss) reclassified from AOCI into Interest income	989	771	3,773	1,079

(a)	Approximately $1.3 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.
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

The derivative transaction executed in third quarter 2018 includes a contingent accelerated termination clause based on the credit ratings of FHN and FHB. FHN has not received or paid collateral related to this contract. As of September 30, 2019 and December 31, 2018, the derivative liabilities associated with the sales of Visa Class B shares were $28.1 million and $31.5 million, respectively. See Note 17 - Fair Value of Assets & Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2019 and December 31, 2018, these loans were valued at $21.3 million and $11.0 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
Interest rate derivatives with larger financial institutions entered into prior to required central clearing typically contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or FHB is lowered, FHN could be required to post additional collateral with the counterparties. Conversely, if the credit rating of FHN and/or FHB is increased, FHN could have collateral released and be required to post less collateral in the future. Also, if a counterparty’s credit ratings were to decrease, FHN and/or FHB could require the posting of additional collateral; whereas if a counterparty’s credit ratings were to increase, the counterparty could require the release of excess collateral. Collateral for these arrangements is adjusted daily based on changes in the net fair value position with each counterparty.
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $92.3 million of assets and $3.3 million of liabilities on September 30, 2019, and $15.0 million of assets and $34.9 million of liabilities on December 31, 2018. As of September 30, 2019 and December 31, 2018, FHN had received collateral of $165.4 million and $80.2 million and posted collateral of $21.6 million and $13.3 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and FHB’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $92.3 million of assets and $7.2 million of liabilities on September 30, 2019, and $19.0 million of assets and $33.2 million of liabilities on December 31, 2018. As of September 30, 2019 and December 31, 2018, FHN had received collateral of $165.4 million and $84.5 million and posted collateral of $26.1 million and $15.2 million, respectively, in the normal course of business related to these contracts.
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

Note 15 – Derivatives (Continued)

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of September 30, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
September 30, 2019 (b)	$215,085	$—	$215,085	$(2,957)	$(162,303)	$49,825
December 31, 2018 (b)	52,562	—	52,562	(12,745)	(39,637)	180

(a)
Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of September 30, 2019 and December 31, 2018, $35.7 million and $28.9 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of September 30, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2019 (b)	$21,526	$—	$21,526	$(2,957)	$(18,269)	$300
December 31, 2018 (b)	71,853	—	71,853	(12,745)	(54,773)	4,335

(a)
Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of September 30, 2019 and December 31, 2018, $62.0 million and $61.9 million, respectively, of derivative liabilities (primarily Visa-related derivatives and fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of September 30, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
September 30, 2019	$697,214	$—	$697,214	$(449)	$(693,737)	$3,028
December 31, 2018	386,443	—	386,443	(261)	(382,756)	3,426

The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of September 30, 2019 and December 31, 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2019	$735,226	$—	$735,226	$(449)	$(734,763)	$14
December 31, 2018	762,592	—	762,592	(261)	(762,322)	9

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$22,388	$—	$22,388
Government agency issued MBS	364,419	8,960	373,379
Other U.S. government agencies	63,673	—	63,673
Government guaranteed loans (SBA and USDA)	275,786	—	275,786
Total Securities sold under agreements to repurchase	$726,266	$8,960	$735,226

	December 31, 2018
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$16,321	$—	$16,321
Government agency issued MBS	414,488	5,220	419,708
Government agency issued CMO	36,688	—	36,688
Government guaranteed loans (SBA and USDA)	289,875	—	289,875
Total Securities sold under agreements to repurchase	$757,372	$5,220	$762,592

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$123,871	$—	$123,871
Government agency issued MBS	—	194,543	—	194,543
Government agency issued CMO	—	498,967	—	498,967
Other U.S. government agencies	—	159,720	—	159,720
States and municipalities	—	86,185	—	86,185
Corporate and other debt	—	329,440	—	329,440
Equity, mutual funds, and other	—	1,219	—	1,219
Total trading securities—fixed income	—	1,393,945	—	1,393,945
Trading securities—mortgage banking	—	—	1,098	1,098
Loans held-for-sale (elected fair value)	—	—	14,409	14,409
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,284,432	—	2,284,432
Government agency issued CMO	—	1,784,220	—	1,784,220
Other U.S. government agencies	—	241,333	—	241,333
States and municipalities	—	50,071	—	50,071
Corporate and other debt	—	40,440	—	40,440
Interest-Only Strip (elected fair value)	—	—	15,249	15,249
Total securities available-for-sale	—	4,400,596	15,249	4,415,845
Other assets:
Deferred compensation mutual funds	43,826	—	—	43,826
Equity, mutual funds, and other	22,442	—	—	22,442
Derivatives, forwards and futures	35,518	—	—	35,518
Derivatives, interest rate contracts	—	215,126	—	215,126
Derivatives, other	—	142	—	142
Total other assets	101,786	215,268	—	317,054
Total assets	$101,786	$6,009,809	$30,756	$6,142,351
Trading liabilities—fixed income:
U.S. treasuries	$—	$505,237	$—	$505,237
Other U.S.government agencies	—	11,357	—	11,357
States and municipalities	—	2,076	—	2,076
Government issued agency CMO	—	1,613	—	1,613
Corporate and other debt	—	199,494	—	199,494
Total trading liabilities—fixed income	—	719,777	—	719,777
Other liabilities:
Derivatives, forwards and futures	33,819	—	—	33,819
Derivatives, interest rate contracts	—	21,409	—	21,409
Derivatives, other	—	217	28,085	28,302
Total other liabilities	33,819	21,626	28,085	83,530
Total liabilities	$33,819	$741,403	$28,085	$803,307

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$169,799	$—	$169,799
Government agency issued MBS	—	133,373	—	133,373
Government agency issued CMO	—	330,456	—	330,456
Other U.S. government agencies	—	76,733	—	76,733
States and municipalities	—	54,234	—	54,234
Corporate and other debt	—	682,068	—	682,068
Equity, mutual funds, and other	—	(19)	—	(19)
Total trading securities—fixed income	—	1,446,644	—	1,446,644
Trading securities—mortgage banking	—	—	1,524	1,524
Loans held-for-sale (elected fair value)	—	—	16,273	16,273
Securities available-for-sale:
U.S. treasuries	—	98	—	98
Government agency issued MBS	—	2,420,106	—	2,420,106
Government agency issued CMO	—	1,958,695	—	1,958,695
Other U.S. government agencies	—	149,786	—	149,786
States and municipalities	—	32,573	—	32,573
Corporate and other debt	—	55,310	—	55,310
Interest-Only Strip (elected fair value)	—	—	9,902	9,902
Total securities available-for-sale	—	4,616,568	9,902	4,626,470
Other assets:
Deferred compensation mutual funds	37,771	—	—	37,771
Equity, mutual funds, and other	22,248	—	—	22,248
Derivatives, forwards and futures	28,826	—	—	28,826
Derivatives, interest rate contracts	—	52,214	—	52,214
Derivatives, other	—	435	—	435
Total other assets	88,845	52,649	—	141,494
Total assets	$88,845	$6,115,861	$27,699	$6,232,405
Trading liabilities—fixed income:
U.S. treasuries	$—	$207,739	$—	$207,739
Other U.S.government agencies	—	98	—	98
Corporate and other debt	—	127,543	—	127,543
Total trading liabilities—fixed income	—	335,380	—	335,380
Other liabilities:
Derivatives, forwards and futures	30,236	—	—	30,236
Derivatives, interest rate contracts	—	71,853	—	71,853
Derivatives, other	—	84	31,540	31,624
Total other liabilities	30,236	71,937	31,540	133,713
Total liabilities	$30,236	$407,317	$31,540	$469,093

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2019 and 2018, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2019
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on July 1, 2019	$1,255		$17,792		$15,092		$(26,545)
Total net gains/(losses) included in:
Net income	(157)		(1,421)		443		(4,008)
Purchases	—		—		—		—
Sales	—		(11,401)		—		—
Settlements	—		—		(1,126)		2,468
Net transfers into/(out of) Level 3	—		10,279	(b)	—	(d)	—
Balance on September 30, 2019	$1,098		$15,249		$14,409		$(28,085)
Net unrealized gains/(losses) included in net income	$—	(a)	$(1,977)	(c)	$443	(a)	$(4,008)	(e)

	Three Months Ended September 30, 2018
(Dollars in thousands)	Trading securities		Interest-only-strips-AFS		Loans held-for-sale		Net derivative liabilities
Balance on July 1, 2018	$1,724		$5,787		$16,718		$(9,425)
Total net gains/(losses) included in:
Net income	33		(456)		277		(529)
Purchases	—		—		—		(28,100)	(f)
Sales	—		(2,034)		—		—
Settlements	(165)		—		(759)		3,842
Net transfers into/(out of) Level 3	—		7,064	(b)	—	(d)	—
Balance on September 30, 2018	$1,592		$10,361		$16,236		$(34,212)
Net unrealized gains/(losses) included in net income	$(3)	(a)	$(215)	(c)	$277	(a)	$(530)	(e)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Included in Other expense.

(f)	Increase associated with Visa-related derivatives executed in third quarter 2018, see Note 15 - Derivatives for additional discussion.

There were no net unrealized gains/(losses) for Level 3 assets and liabilities included in other comprehensive income as of September 30, 2019 and 2018.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2019 and 2018, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2019	$1,524		$9,902		$16,273		$(31,540)
Total net gains/(losses) included in:
Net income	(128)		(2,820)		1,259		(3,892)
Purchases	—		86		10		—
Sales	—		(38,612)		—		—
Settlements	(298)		—		(3,133)		7,347
Net transfers into/(out of) Level 3	—		46,693	(b)	—	(d)	—
Balance on September 30, 2019	$1,098		$15,249		$14,409		$(28,085)
Net unrealized gains/(losses) included in net income	$(66)	(a)	$(1,250)	(c)	$1,259	(a)	$(3,892)	(e)

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Trading securities		Interest-only-strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2018	$2,151		$1,270		$18,926		$(5,645)
Total net gains/(losses) included in:
Net income	173		840		986		(4,904)
Purchases	—		—		62		(28,100)	(f)
Sales	—		(11,227)		—		—
Settlements	(732)		—		(3,382)		4,437
Net transfers into/(out of) Level 3	—		19,478	(b)	(356)	(d)	—
Balance on September 30, 2018	$1,592		$10,361		$16,236		$(34,212)
Net unrealized gains/(losses) included in net income	$59	(a)	$(279)	(c)	$986	(a)	$(4,904)	(e)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Included in Other expense.

(f)	Increase associated with Visa-related derivatives executed in third quarter 2018, see Note 15 - Derivatives for additional discussion.

Note 17 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at September 30, 2019, and December 31, 2018, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$448,166	$945	$449,111
Loans held-for-sale—first mortgages	—	—	519	519
Loans, net of unearned income (a)	—	—	54,092	54,092
OREO (b)	—	—	17,816	17,816
Other assets (c)	—	—	13,777	13,777

	Carrying value at December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—other consumer	$—	$18,712	$—	$18,712
Loans held-for-sale—SBAs and USDA	—	577,280	1,011	578,291
Loans held-for-sale—first mortgages	—	—	541	541
Loans, net of unearned income (a)	—	—	48,259	48,259
OREO (b)	—	—	22,387	22,387
Other assets (c)	—	—	8,845	8,845

(a)	Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.

(b)	Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.
For assets measured on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2019 and 2018:

	Net gains/(losses) Three Months Ended September 30		Net gains/(losses) Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Loans held-for-sale—SBAs and USDA	$(977)	$(1,213)	$(1,208)	$(2,464)
Loans held-for-sale—first mortgages	2	3	27	7
Loans, net of unearned income (a)	(15,559)	363	(16,036)	1,020
OREO (b)	(282)	(776)	(256)	(2,198)
Other assets (c)	(407)	(1,370)	(1,349)	(3,586)
	$(17,223)	$(2,993)	$(18,822)	$(7,221)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

Note 17 – Fair Value of Assets & Liabilities (Continued)

In third quarter 2019, FHN recognized $2.4 million of impairments and $.4 million impairment reversals, respectively, related to dispositions of acquired properties. Also in third quarter 2019, FHN recognized $1.0 million of impairments and $.7 million of impairment reversals, respectively, for lease assets related to its restructuring, repositioning and efficiency efforts.
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

Note 17 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)
				Values Utilized
Level 3 Class	Fair Value at September 30, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available-for-sale- securities SBA-interest only strips	$15,249	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	15% - 16%	15%
Loans held-for-sale - residential real estate	14,928	Discounted cash flow	Prepayment speeds - First mortgage	3% - 14%	4.3%
			Prepayment speeds - HELOC	0% - 12%	7.6%
			Foreclosure losses	50% - 66%	64%
			Loss severity trends - First mortgage	4% - 23% of UPB	14.8%
			Loss severity trends - HELOC	0% - 72% of UPB	50%
Loans held-for-sale- unguaranteed interest in SBA loans	945	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	9%	9%
Derivative liabilities, other	28,085	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	18 - 42 months	32 months
Loans, net of unearned income (a)	54,092	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	17,816	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	13,777	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

	September 30, 2019
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$14,409	$20,247	$(5,838)
Nonaccrual loans	3,679	6,794	(3,115)
Loans 90 days or more past due and still accruing	—	—	—
	December 31, 2018
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$16,273	$23,567	$(7,294)
Nonaccrual loans	4,536	8,128	(3,592)
Loans 90 days or more past due and still accruing	171	281	(110)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$443	$277	$1,259	$986

For the three months ended September 30, 2019, and 2018, the amounts for residential real estate loans held-for-sale included $.1 million and an insignificant amount, respectively, of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. For the nine months ended September 30, 2019, and 2018, the amounts for residential real estate loans held-for-sale included gains of $.4 million and $.3 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of September 30, 2019 and December 31, 2018, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in

Note 17 – Fair Value of Assets & Liabilities (Continued)

transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the Non-Strategic segment and TRUPS loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of September 30, 2019:

	September 30, 2019
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$20,179,800	$—	$—	$20,373,976	$20,373,976
Commercial real estate	4,192,973	—	—	4,203,482	4,203,482
Consumer:
Consumer real estate	6,040,992	—	—	6,100,503	6,100,503
Permanent mortgage	173,630	—	—	188,433	188,433
Credit card & other	480,289	—	—	484,498	484,498
Total loans, net of unearned income and allowance for loan losses	31,067,684	—	—	31,350,892	31,350,892
Short-term financial assets:
Interest-bearing cash	364,412	364,412	—	—	364,412
Federal funds sold	48,747	—	48,747	—	48,747
Securities purchased under agreements to resell	697,214	—	697,214	—	697,214
Total short-term financial assets	1,110,373	364,412	745,961	—	1,110,373
Trading securities (a)	1,395,043	—	1,393,945	1,098	1,395,043
Loans held-for-sale
Mortgage loans (elected fair value) (a)	14,409	—	—	14,409	14,409
USDA & SBA loans- LOCOM	449,111	—	452,889	961	453,850
Other consumer loans- LOCOM	5,479	—	5,479	—	5,479
Mortgage loans- LOCOM	85,844	—	—	85,844	85,844
Total loans held-for-sale	554,843	—	458,368	101,214	559,582
Securities available-for-sale (a)	4,415,845	—	4,400,596	15,249	4,415,845
Securities held-to-maturity	10,000	—	—	9,987	9,987
Derivative assets (a)	250,786	35,518	215,268	—	250,786
Other assets:
Tax credit investments	196,451	—	—	194,226	194,226
Deferred compensation mutual funds	43,826	43,826	—	—	43,826
Equity, mutual funds, and other (b)	226,146	22,442	—	203,704	226,146
Total other assets	466,423	66,268	—	397,930	464,198
Total assets	$39,270,997	$466,198	$7,214,138	$31,876,370	$39,556,706
Liabilities:
Defined maturity deposits	$4,176,267	$—	$4,200,490	$—	$4,200,490
Trading liabilities (a)	719,777	—	719,777	—	719,777
Short-term financial liabilities:
Federal funds purchased	936,837	—	936,837	—	936,837
Securities sold under agreements to repurchase	735,226	—	735,226	—	735,226
Other short-term borrowings	2,276,139	—	2,276,139	—	2,276,139
Total short-term financial liabilities	3,948,202	—	3,948,202	—	3,948,202
Term borrowings:
Real estate investment trust-preferred	46,219	—	—	47,000	47,000
Term borrowings—new market tax credit investment	2,699	—	—	2,696	2,696
Secured borrowings	24,432	—	—	24,432	24,432
Junior subordinated debentures	144,259	—	—	138,947	138,947
Other long term borrowings	977,487	—	973,506	—	973,506
Total term borrowings	1,195,096	—	973,506	213,075	1,186,581
Derivative liabilities (a)	83,530	33,819	21,626	28,085	83,530
Total liabilities	$10,122,872	$33,819	$9,863,601	$241,160	$10,138,580

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $73.0 million and FRB stock of $130.7 million.

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

Note 17 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2019 and December 31, 2018:

	Contractual Amount		Fair Value
(Dollars in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Unfunded Commitments:
Loan commitments	$11,397,521	$10,884,975	$3,187	$2,551
Standby and other commitments	430,226	446,958	5,258	5,043

Note 18 – Restructuring, Repositioning, and Efficiency

In first quarter 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. Restructuring, repositioning, and efficiency charges related to these corporate-driven actions were $38.7 million in the nine months ended September 30, 2019 and are included in the corporate segment. Significant expenses recognized during the nine months ended September 30, 2019 resulted from the following actions:

•
Severance and other employee costs of $10.2 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives and benefits within noninterest expense.

•	Expense of $15.0 million largely related to the identification of efficiency opportunities within the organization which is reflected in Professional fees.

•	Expense of $12.2 million related to costs associated with asset impairments which is reflected in Other expense.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows.

Total expense recognized for the three and nine months ended September 30, 2019 is presented in the table below:

Dollars in thousands	Three Months Ended September 30	Nine Months Ended September 30
Employee compensation, incentives and benefits	$1,182	$10,244
Professional fees	6,488	15,025
Occupancy	(128)	761
Other	300	12,632
Total restructuring and repositioning charges	$7,842	$38,662

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864. FHN's sole class of common stock, $.625 par value, is listed and trades on the New York Stock Exchange, Inc. under the symbol FHN.
FHN is the parent company of First Horizon Bank ("FHB") (formerly First Tennessee Bank National Association ("FTBNA")). FHB's principal divisions and subsidiaries operate under the brands of First Horizon Bank, First Horizon Advisors (formerly FTB Advisors), and FHN Financial (formerly FTN Financial or "FTNF"). FHN offers regional banking, wealth management and capital market services through the First Horizon family of companies. FHB and First Horizon Advisors provide consumer and commercial banking and wealth management services. FHN Financial, which operates partly through a division of FHB and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. FHB has over 270 banking offices in seven southeastern U.S. states, and FHN Financial has 29 offices in 18 states across the U.S.
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

On November 4, 2019, FHN and IBERIABANK Corporation (“IBKC”) announced that they had entered into an agreement and plan of merger under which IBKC will merge with FHN in a merger-of-equals transaction. IBKC, headquartered in Lafayette, Louisiana, has 319 offices in 12 states, mostly in the southern and southeastern U.S., and has reported $31.7 billion of total assets, $23.7 billion in loans, and $25.0 billion in deposits, at September 30, 2019. IBKC‘s common stock is listed on The NASDAQ Stock Market, LLC under the symbol IBKC. Under the merger agreement, each share of IBKC common stock will be converted into 4.584 shares of FHN common stock. After closing, FHN expects IBKC common shares will be converted into approximately 44 percent of the then-outstanding shares of FHN common stock. The merger agreement requires FHN to expand its board of directors to seventeen persons; after closing, eight board positions will be held by current IBKC directors, and nine will be held by current FHN directors. FHN expects the transaction to close in second quarter 2020, subject to regulatory approvals, approval by the shareholders of FHN and of IBKC, and other customary conditions.
On November 8, 2019, FHN announced an agreement to purchase 30 branches from SunTrust Banks, Inc. in connection with SunTrust’s proposed merger with BB&T Corporation. As part of the agreement, FHN will assume approximately $2.4 billion of branch deposits for a 3.40 percent deposit premium and purchase approximately $410 million of branch loans. The branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches).  FHN expects the purchase to close in first quarter 2020, subject to regulatory approvals and other customary closing conditions.
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
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general and local economic and business conditions, including economic recession or depression; the stability or volatility of values and activity in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims alleging mortgage servicing failures, individually, on a class basis, or as master servicer of securitized loans; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, competitor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means directly or indirectly affecting FHN or its customers, business counterparties or competitors; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Tennessee Department of Financial Institutions ("TDFI"), the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Fed”), the Federal Deposit Insurance Corporation (“FDIC”), the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of the Treasury (“U.S. Treasury”), the Municipal Securities Rulemaking Board (“MSRB”), the Consumer Financial Protection Bureau (“CFPB”), the Financial Stability Oversight Council (“Council”), the Public Company Accounting Oversight Board (“PCAOB”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; current or future Executive orders; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.
FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended September 30, 2019, and in documents incorporated into this Quarterly Report.
FINANCIAL SUMMARY

In third quarter 2019, FHN reported net income available to common shareholders of $109.5 million, or $.35 per diluted share, compared to net income available to common shareholders of $270.3 million, or $.83 per diluted share in third quarter 2018. In third quarter 2018, FHN recognized a $212.9 million pre-tax gain from the sale of Visa Class B shares which positively impacted results and metrics for both periods of 2018. Results declined in third quarter 2019 relative to the prior year driven by a decrease in noninterest income and lower net interest income ("NII"), coupled with an increase in expenses and an increase in loan loss provision expense. For the nine months ended September 30, 2019 FHN reported net income available to common shareholders of $317.9 million, or $1.00 per diluted share compared to $442.5 million, or $1.35 per diluted share for the nine months ended September 30, 2018. Results declined for the year-to-date period of 2019 relative to the prior year primarily driven by lower revenue and an increase in loan loss provision expense, somewhat offset by a decrease in expenses.
Total revenue was $472.4 million and $1.4 billion, respectively, for the three and nine months ended September 30, 2019 compared to $654.7 million and $1.5 billion for the three and nine months ended September 30, 2018. The decrease was primarily driven by the 2018 Visa gain previously mentioned, somewhat offset by an increase in fixed income revenue. NII decreased 2 percent in both third quarter and year-to-date 2019 to $300.7 million and $898.8 million, respectively, as higher deposit rates negatively impacted NII in 2019, but were somewhat mitigated by balance sheet growth. For the year-to-date period of 2019, higher rates on loans also favorably impacted NII.
Noninterest expense increased 5 percent to $307.7 million in third quarter 2019 from $294.0 million in third quarter 2019. Expenses increased for third quarter 2019, largely driven by higher loss accruals from the resolution of legal matters and costs associated with asset impairments, professional fees, and severance and other employee costs related to FHN’s restructuring and rebranding initiatives recognized in 2019. For the nine months ended September 30, 2019, noninterest expense decreased 4 percent to $904.2 million from $940.1million for the nine months ended September 30, 2018. Expenses decreased for the year-to-date period of 2019 largely driven by lower acquisition- and integration- related expenses relative to the prior year and a strategic focus on expense optimization that contributed to broad-based cost savings across multiple expense categories. These decreases were partially offset by costs associated with asset impairments, professional fees, and severance and other employee costs related to FHN’s restructuring and rebranding initiatives recognized in 2019.

Asset quality trends were stable in third quarter 2019 reflecting continued underwriting discipline and ongoing portfolio management, stable economic conditions, and credit risk management. The allowance for loan losses increased $12.7 million from December 31, 2018, primarily driven by loan growth, grade migration, and specific reserves related to two credits, somewhat offset by continued run-off of non-strategic loan balances. Net charge-offs as a percentage of loans was .19 percent for third quarter 2019 and 30+ day delinquencies declined 6 percent compared to year-end.
Return on average common equity (“ROCE”) and ROTCE were 9.50 percent and 14.49 percent, respectively, in third quarter 2019 compared to 25.41 percent and 40.51 percent, respectively, in third quarter 2018. For the nine months ended September 30, 2019, ROCE and ROTCE were 9.47 percent and 14.60 percent, respectively, compared to 14.13 percent and 22.60 percent, respectively, for the nine months ended September 30, 2018. Return on average assets (“ROA”) was 1.08 percent and 1.07 percent for the three and nine months ended September 20, 2019 down from 2.72 percent and 1.52 percent in the three and nine months ended September 30, 2018. Common Equity Tier 1, Tier 1, Total Capital, and Leverage ratios were 9.01 percent, 9.97 percent, 11.01 percent, and 9.05 percent, respectively, in third quarter 2019 compared to 9.77 percent, 10.80 percent, 11.94 percent and 9.09 percent, respectively, in fourth quarter 2018. Average assets increased to $41.9 billion in third quarter 2019 from $40.1 billion in third quarter 2018. Average loans and average deposits also increased 10 percent and 5 percent, respectively, to $30.0 billion and $32.4 billion in third quarter 2019 from third quarter 2018. For the nine months ended September 30, 2019, average assets increased to $41.4 billion from $40.2 billion in the prior year, with average loans and average deposits increasing 5 percent and 6 percent, respectively, to $28.7 billion and $32.3 billion for the nine months ended September 30, 2019 from $27.2 billion and $30.6 billion for the nine months ended September 30, 2018. Period-end Shareholders’ equity increased to $5.0 billion in third quarter 2019 from $4.8 billion in fourth quarter 2018 and $4.7 billion in third quarter 2018. Average Shareholders’ equity increased to $5.0 billion and $4.9 billion for the three and nine months ended September 30, 2019 from $4.6 billion in the prior year.
BUSINESS LINE REVIEW
Regional Banking
Pre-tax income within the regional banking segment was $174.5 million in third quarter 2019, up from $167.1 million in third quarter 2018. The increase in pre-tax income was primarily driven by an increase in revenues and lower expenses, somewhat offset by an increase in loan loss provision expense. For the nine months ended September 30, 2019, the regional banking pre-tax income was $488.3 million compared to $504.5 million for the nine months ended September 30, 2018. The decrease in pre-tax income for the year-to-date period 2019 was primarily driven by an increase in loan loss provision expense and a decrease in revenues, somewhat offset by lower expenses.
Total revenue increased 2 percent to $388.1 million in third quarter 2019 from $381.8 million in third quarter 2018, driven by an increase in noninterest income and NII. Noninterest income increased to $85.8 million in third quarter 2019 from $80.7 million in third quarter 2018 due in large part to increases in fees from derivative sales, other service charges, and ATM interchange fees. The increase in ATM interchange fees was primarily driven by the conversion of CBF debit cards to Visa in first quarter 2019. These increases were somewhat offset by lower fees from deposit transactions and cash management activities in third quarter largely due to excess fees received from Capital Bank debit card transactions in third quarter 2018, but somewhat offset by higher cash management and NSF fee income driven by changes in consumer behavior. The increase in NII was primarily attributable to balance sheet growth, somewhat offset by higher deposit costs and lower loan accretion compared to third quarter 2018.
Provision expense was $20.5 million and $7.2 million in third quarter 2019 and 2018, respectively. The increase was primarily driven by a charge-off associated with a single unreserved commercial credit, commercial loan growth, and grade migration.
Noninterest expense decreased 7 percent or $14.3 million to $193.2 million in third quarter 2019, from $207.5 million in third quarter 2018. The decrease in expense was primarily driven by broad-based cost savings across multiple expense categories driven by strategic focus on expense optimization, lower personnel-related expenses and lower FDIC premium expense which decreased in third quarter 2019 primarily due to the end of an FDIC assessment surcharge starting with fourth quarter 2018.
Total revenue was $1.1 billion for the nine months ended September 30, 2019 and 2018. NII decreased 2 percent to $885.6 million in the nine months ended September 30, 2019 from $899.2 million in same period in 2018, driven by higher deposits rates and lower loan accretion, somewhat offset by higher rates on loans and balance sheet growth compared to the prior year. Noninterest income was $240.3 million in the nine months ended September 30, 2019 compared to $241.8 million in the nine months ended September 30, 2018. The decline in noninterest income was largely driven by a $10.0 million decrease in deposit transactions and cash management fee income somewhat offset by increases in fees from derivative sales, other service charges, and ATM interchange. The decrease in deposit transactions and cash management fee income was largely the result of excess fees received from Capital Bank debit card transactions in the prior year as well as lower cash management and NSF fee income driven by changes in consumer behavior.
Provision expense was $51.7 million for the nine months ended September 30, 2019, compared to $16.2 million for the nine months ended September 30, 2018. The increase in provision expense for the year-to-date period was also primarily the result of increased reserves due to commercial loan growth, grade migration, two charge-offs, and a relationship that was downgraded in first quarter 2019.
Noninterest expense was $585.9 million for the nine months ended September 30, 2019, down 6 percent from $620.3 million for the nine months ended September 30, 2018. The decrease in expense for the nine months ended September 30, 2019 was driven by the same factors impacting the quarterly expense decline.

Fixed Income
Pre-tax income in the fixed income segment was $15.3 million in third quarter 2019, up from $3.6 million in third quarter 2018. For the nine months ended September 30, 2019, pre-tax income within the fixed income segment increased to $41.7 million from $9.0 million for the nine months ended September 30, 2018. The improvement in results for the three and nine months ended September 30, 2019 relative to the same periods of 2018 was the result of higher noninterest income which outpaced an increase in expenses and lower NII.
Noninterest income increased 89 percent, or $36.7 million, to $77.8 million in third quarter 2019 from $41.1 million in third quarter 2018. Fixed income product revenue increased to $63.6 million in third quarter 2019 from $34.3 million in third quarter 2018, as average daily revenue (“ADR”) increased to $994 thousand in third quarter 2019 from $544 thousand in third quarter 2018. The increase in ADR was largely due to a decline in interest rates and the revised outlook for rates to be flat/down in 2019, along with increased market volatility. Other product revenue increased to $14.2 million in third quarter 2019 from $6.9 million in the prior year, driven by higher fees from derivative and loan sales, as well as an increase in fees for portfolio advisory services. NII was $5.3 million and $9.1 million in third quarter 2019 and 2018, respectively. The decline in NII was due in large part to lower spreads on inventory positions compared to the prior year. Noninterest expense increased 46 percent, or $21.2 million, to $67.8 million in third quarter 2019, primarily due to higher variable compensation associated with the increase in fixed income product revenue and a $7.5 million net impact related to the resolution of legal matters.
For the nine months ended September 30, 2019, noninterest income increased $72.1 million to $197.2 million from $125.1 million for the nine months ended September 30, 2018. Fixed income product revenue increased 59 percent to $162.7 million for the nine months ended September 30, 2019 from $102.3 million in the prior year. Other product revenue was $34.6 million and $22.8 million for the nine months ended September 30, 2019 and 2018, respectively. The same factors impacting the quarterly increases in noninterest income also drove the increase for the year-to-date period. NII was $18.8 million for the nine months ended September 30, 2019, down from $26.7 million for the nine months ended September 30, 2018. Noninterest expense increased 22 percent to $174.3 million for the nine months ended September 30, 2019 from $142.9 million for the nine months ended September 30, 2018. The increase in expense for the year-to-date period was driven by the same factors impacting the quarterly expense increase.
Corporate
The corporate segment had a pre-tax loss of $47.9 million for third quarter 2019 compared to pre-tax income of $173.6 million for third quarter 2018. For the nine months ended September 30, 2019, the corporate segment had a pre-tax loss of $135.8 million compared to pre-tax income of $37.1 million for the nine months ended September 30, 2018. In third quarter 2018, FHN recognized a $212.9 million pre-tax gain from the sale of Visa Class B shares which positively impacted noninterest income for both periods of 2018.
Net interest expense was $13.2 million and $15.5 million in third quarter 2019 and 2018, respectively. Net interest expense was favorably impacted by a reduction of market-indexed deposits in third quarter 2019 due to strong lower cost deposit growth in Regional Banking, but was negatively impacted by lower average balances of investment securities and declining rates. Noninterest income (including securities gain/losses) was $7.4 million and $222.6 million in third quarter 2019 and 2018, respectively. The decrease in third quarter 2019 was primarily driven by the gain on the sale on Visa Class B shares recognized in third quarter 2018 previously mentioned. Additionally, a decline in dividend income and lower deferred compensation income driven by equity market valuations in third quarter 2019 also contributed to the decrease in noninterest income for third quarter 2019. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense, which is included in personnel expense.
Noninterest expense increased from $33.6 million in third quarter 2018 to $42.0 million in third quarter 2019. The increase in expense for third quarter 2019 was primarily driven by $7.8 million of restructuring costs associated with efficiency initiatives and $3.1 million of rebranding expenses recognized in third quarter 2019, somewhat offset by a $2.4 million decrease in acquisition and integration-related costs compared to the prior year. Additionally, the recognition of $4.0 million of negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares in third quarter 2019 negatively impacted expense but was somewhat mitigated by lower deferred compensation expense.
Net interest expense was $28.1 million and $48.8 million for the nine months ended September 30, 2019 and 2018, respectively. Net interest expense was favorably impacted in the year-to-date period of 2019 by a reduction of market-indexed deposits due to strong lower cost deposit growth in Regional Banking and higher average balances of cash, somewhat offset by lower average balances of investment securities. Noninterest income (including securities gain/losses) was $30.1 million and

$240.7 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in noninterest income for the nine months ended September 30, 2019 was also driven by the $212.9 million gain of sale of Visa shares recognized in 2018 previously mentioned and lower dividend income somewhat offset by higher deferred compensation income driven by equity market valuations. In 2018, all other income and commissions was positively impacted by $4.2 million of gains on the sale of properties, compared to $2.0 million of gains in 2019.
Noninterest expense decreased to $137.9 million for the nine months ended September 30, 2019 from $154.8 million for the nine months ended September 30, 2018. The decrease in expense for the year-to-date period was primarily driven by a $62.5 million decrease in acquisition and integration-related costs relative to the prior year, partially offset by $38.7 million of restructuring costs associated with efficiency initiatives, $12.2 million in rebranding expenses, and a $5.3 million increase in deferred compensation expense. Additionally, broad-based cost savings driven by strategic-focus on expense optimization also favorably impacted expense for the year-to-date period of 2019. Expenses were negatively impacted during the year-to-date period of 2019 and 2018 by the recognition of $3.9 million and $4.9 million, respectively, of negative valuation adjustments associated with derivatives related to prior sales of Visa Class B shares.
Non-Strategic
Pre-tax income in the non-strategic segment decreased to $7.8 million in third quarter 2019 from $14.4 million in third quarter 2018. For the nine months ended September 30, 2019, the non-strategic segment had a pre-tax income of $34.2 million down from $38.7 million for the nine months ended September 30, 2018.
Total revenue was $7.0 million in third quarter 2019 compared to $15.5 million in third quarter 2018. NII decreased $4.8 million to $6.2 million in third quarter 2019 from $11.0 million in third quarter 2018, primarily due to continued run-off of the loan portfolios. Noninterest income was $.8 million in third quarter 2019, down from $4.5 million in third quarter 2018. The decrease in noninterest income was primarily driven by a $3.8 million gain on the sale of TRUPs loans recognized in third quarter 2018.
The provision for loan losses within the non-strategic segment was a provision credit of $5.5 million in third quarter 2019 compared to a provision credit of $5.2 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances. Reserve balances declined by $8.5 million from December 31, 2018, to $18.9 million as of September 30, 2019. Losses remain low as the non-strategic segment had net recoveries of $2.5 million in third quarter 2019 compared to net recoveries of $2.2 million a year ago.
Noninterest expense decreased to $4.7 million in third quarter 2019 from $6.4 million of expense in third quarter 2018. The decrease in expense in third quarter 2019 relative to the prior year was due in large part to lower personnel expenses and legal fees.
For the nine months ended September 30, 2019, total revenue was $25.6 million compared to $45.7 million for the nine months ended September 30, 2018. NII decreased 45 percent to $22.4 million in the year-to-date period for 2019, primarily due to continued run-off of the loan portfolios. Noninterest income was $3.1 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively. In third quarter 2018, FHN recognized a $3.8 million gain related to sales of TRUPs loans recognized within the Non-Strategic segment compared to $1.1 million of gains on the sale and payoff of TRUPs loans in the Non-Strategic segment in 2019.
The provision for loan losses within the non-strategic segment was a provision credit of $14.7 million for the nine months ended September 30, 2019 compared to a provision credit of $15.2 million in the prior year. The same factors impacting the quarterly change in loan loss provisioning levels also drove the change for the year-to-date period.
For the nine months ended September 30, 2019, noninterest expense decreased to $6.0 million from $22.2 million for the nine months ended September 30, 2018. The decrease in expense for the year-to-date period was due in large part to an $8.3 million expense reversal related to the settlement of litigation matters recognized in second quarter 2019, as well as the same factors mentioned above that impacted the quarterly expense decrease.

INCOME STATEMENT REVIEW
Total consolidated revenue was $472.4 million in third quarter 2019, down from $654.7 million in third quarter 2018, driven by a decrease in noninterest income and lower NII, coupled with an increase in expenses and an increase in loan loss provision expense. For 2018, total consolidated revenue was positively impacted by the $212.9 million gain on the sale of Visa Class B shares previously mentioned. Total expenses increased 5 percent to $307.7 million in third quarter 2019 from $294.0 million in third quarter 2018.
For the nine months ended September 30, 2019, total revenue was $1.4 billion, down from $1.5 billion for the nine months ended September 30, 2018. The decline in total revenue for the year-to-date period of 2019 was also driven by declines in revenue and an increase in loan loss provision expense, somewhat offset by a decrease in expenses. Total expenses decreased 4 percent to $904.2 million for the nine months ended September 30, 2019 from $940.1 million in the prior year.
NET INTEREST INCOME
Net interest income was $300.7 million in third quarter 2019, down from $305.7 million in third quarter 2018. The decline in NII was primarily attributable to higher deposit rates and lower loan accretion, somewhat offset by higher rates on loans and balance sheet growth in third quarter 2019 relative to the prior year. For the nine months ended September 30, 2019, NII was $898.8 million compared to $917.8 million for the nine months ended September 30, 2018. The same factors that contributed to the third quarter 2019 decrease in NII also drove the decrease in NII for the year-to-date period of 2019 relative to the prior year. Average earning assets were $37.4 billion and $36.8 billion, respectively, for the three and nine months ended September 30, 2019 and $35.6 billion for the three and nine months ended September 30, 2018. The increase in average earning assets for both third quarter and year-to-date 2019 was primarily driven by loan growth, somewhat offset by a smaller available-for-sale ("AFS") securities portfolio, a decrease in loans HFS and declines in other earning assets in 2019 relative to the prior year. For the nine months ended September 30, 2019, an increase in interest-bearing cash also contributed to the increase in average earning assets.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin was 3.21 percent in third quarter 2019 down 23 basis points from 3.44 percent in third quarter 2018. The net interest spread was 2.83 percent in third quarter 2019, down 29 basis points from 3.12 percent in third quarter 2018. The decline in NIM for third quarter 2019 was primarily the result of the negative impact of higher deposit rates and lower loan accretion relative to third quarter 2018. For the nine months ended September 30, 2019, the net interest margin was 3.29 percent, down 18 basis points from 3.47 percent for the nine months ended September 30, 2018. For the year-to-date period of 2019, the decline in NIM was primarily the result of the negative impact of higher deposit rates, lower loan accretion, and higher average balances of cash held at the Fed, somewhat mitigated by higher rates on loans relative to 2018.

Table 1—Net Interest Margin

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	4.78%	4.95%	4.96%	4.79%
Consumer loans	4.55	4.51	4.60	4.50
Total loans, net of unearned income	4.73	4.84	4.88	4.71
Loans held-for-sale	5.33	5.49	5.57	6.11
Investment securities:
U.S. government agencies	2.45	2.71	2.58	2.69
States and municipalities	3.51	3.60	3.66	3.52
Corporates and other debt	4.71	4.36	4.48	4.43
Other	34.52	31.97	34.54	30.66
Total investment securities	2.63	2.78	2.72	2.75
Trading securities	3.06	3.81	3.43	3.67
Other earning assets:
Federal funds sold	2.64	2.50	2.66	2.35
Securities purchased under agreements to resell	2.02	1.82	2.15	1.51
Interest-bearing cash	1.96	1.84	2.30	1.67
Total other earning assets	2.00	1.85	2.26	1.59
Interest income / total earning assets	4.35%	4.43%	4.45%	4.32%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	1.26%	1.07%	1.30%	0.85%
Other interest-bearing deposits	0.94	0.74	0.99	0.63
Time deposits	2.15	1.61	2.10	1.43
Total interest-bearing deposits	1.29	1.03	1.32	0.85
Federal funds purchased	2.19	2.05	2.32	1.79
Securities sold under agreements to repurchase	1.81	1.53	1.98	1.25
Fixed income trading liabilities	2.33	2.90	2.68	2.75
Other short-term borrowings	2.47	2.13	2.65	1.78
Term borrowings	4.64	4.53	4.83	4.27
Interest expense / total interest-bearing liabilities	1.52	1.31	1.55	1.12
Net interest spread	2.83%	3.12%	2.90%	3.20%
Effect of interest-free sources used to fund earning assets	0.38	0.32	0.39	0.27
Net interest margin (a)	3.21%	3.44%	3.29%	3.47%
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

PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Provision expense was $15.0 million in third quarter 2019 compared to $2.0 million in third quarter 2018. The increase in provision expense was primarily driven by a charge-off associated with a single unreserved commercial credit, commercial loan growth, and grade migration. For the nine months ended September 30, 2019, FHN recognized provision expense of $37.0 million compared to $1.0 million for the nine months ended September 30, 2018. The increase in provision expense for the year-to-date period was also primarily the result of increased reserves due to commercial loan growth, grade migration, two charge-offs, and a relationship that was downgraded in first quarter 2019. During 2019, FHN’s asset quality metrics remained stable. For additional information about the provision for loan losses, refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $171.7 million in third quarter 2019 and represented 36 percent of total revenue compared to $349.0 million in third quarter 2018 and 53 percent. For the nine months ended September 30, 2019 and 2018, noninterest income was $470.8 million and $612.5 million, respectively, representing 34 percent and 40 percent of total revenue. In third quarter 2018 and the year-to date period, noninterest income was positively impacted by a $212.9 million pre-tax securities gain associated with the sale of Visa Class B shares. For both periods of 2019, higher fixed income revenue somewhat offset the overall decrease in noninterest income relative to 2018.
Fixed Income Noninterest Income
Fixed income noninterest income was $77.6 million and $197.8 million for the three and nine months ended September 30, 2019, up 73 percent and 55 percent from $44.8 million and $128.0 million for the three and nine months September 30, 2018. The increase for both periods of 2019 was due to a decline in interest rates and the revised outlook for rates to be flat/down for the remainder of 2019, along with increased market volatility. Revenue from other products increased from $10.5 million and $25.8 million for the three and nine months ended September 30, 2018 to $14.0 million and $35.2 million for the three and nine months ended September 30, 2019, primarily driven by higher fees from derivative and loan sales, as well as an increase in fees for portfolio advisory services. In third quarter 2018, FHN recognized a $3.8 million gain related to sales of TRUPs loans recognized within the Non-Strategic segment compared to $1.1 million of gains on the sale and payoff of TRUPS loans in the Non-Strategic segment recognized in 2019. The following table summarizes FHN’s fixed income noninterest income for the three and nine months ended September 30, 2019 and 2018.

Table 2—Fixed Income Noninterest Income

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2019	2018		2019	2018
Noninterest income:
Fixed income	$63,646	$34,268	86%	$162,651	$102,255	59%
Other product revenue	13,999	10,545	33%	35,157	25,761	36%
Total fixed income noninterest income	$77,645	$44,813	73%	$197,808	$128,016	55%
Deposit Transactions and Cash Management
Fees from deposit transactions and cash management activities were $34.4 million and $98.4 million for the three and nine months ended September 30, 2019, down 4 percent and 9 percent, respectively, from $35.8 million and $107.9 million in the three and nine months ended September 30, 2018. The decrease in third quarter 2019 is largely due to excess fees received from Capital Bank debit card transactions in 2018, somewhat offset by higher cash management and NSF fee income driven by changes in consumer behavior. For the year-to-date period of 2019, lower cash management and NSF fee income contributed to the overall decrease in deposit transactions and cash management activities.

Securities Gaines/(Losses)
Net securities gains were not material for the three and nine months ended September 30, 2019. Net securities gains were $212.9 million and $213.0 million for the three and nine months ended September 30, 2018 and primarily relate to FHN's sale of its remaining holdings of Visa Class B shares in third quarter 2018.
Other Noninterest Income
Other income includes revenues related to other service charges, ATM and interchange fees, mortgage banking (primarily within the non-strategic and regional banking segments), dividend income, letter of credit fees, electronic banking fees, insurance commissions, deferred compensation plans (which are mirrored by changes in noninterest expense), gain/(loss) on the extinguishment of debt and various other fees.
Revenue from all other income and commissions increased 23 percent, or $5.1 million, to $26.9 million in third quarter 2019 from $21.8 million in third quarter 2018. The increase in all other income and commissions in third quarter 2019 was partially due to increases in fees from derivative sales, other service charges, and ATM interchange fees. The increase in ATM interchange fees was largely driven by the conversion of CBF debit cards to Visa in first quarter 2019. The third quarter 2019 increase was partially offset by a decrease in dividend income and deferred compensation income compared to the prior year. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense, which is included in personnel expense.
Revenue from all other income and commissions increased 21 percent, or $13.6 million, to $77.1 million for the nine months ended September 30, 2019 from $63.6 million for the nine months ended September 30, 2018. The increase in all other income and commissions in the nine months ended September 30, 2019 was largely due to increases from derivative sales within the Regional Banking segment. Additionally, a $5.0 million increase in deferred compensation income driven by changes in equity market valuations and increases in other service charges and ATM interchange fees also contributed to the increase in all other income and commissions for 2019. These increases were somewhat offset by a decrease in dividend income and a $1.4 net decrease in collections from CBF loans that were fully charged off prior to the acquisition in 2019. In 2018, all other income and commissions was positively impacted by $4.5 million of gains on the sale of properties, compared to $2.0 million of gains in 2019.
The following table provides detail regarding FHN’s other income.
Table 3—Other Income

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2019	2018		2019	2018
Other income:
Other service charges	$5,738	$3,758	53%	$15,231	$11,609	31%
ATM and interchange fees	4,507	3,263	38%	12,010	9,943	21%
Mortgage banking	2,019	2,533	(20)%	6,477	7,510	(14)%
Dividend income (a)	1,556	2,757	(44)%	5,678	8,130	(30)%
Letter of credit fees	1,400	1,307	7%	4,021	3,851	4%
Electronic banking fees	1,288	1,309	(2)%	3,826	3,741	2%
Insurance commissions	577	396	46%	1,767	1,629	8%
Deferred compensation (b)	472	1,458	(68)%	7,884	2,900	NM
Gain/(loss) on extinguishment of debt	(6)	(1)	NM	(7)	(1)	NM
Other	9,299	5,009	86%	20,261	14,244	42%
Total	$26,850	$21,789	23%	$77,148	$63,556	21%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful

(a)	Represents dividend income from Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") holdings. Variability largely driven by level of holdings.

(b) Amounts driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense.

NONINTEREST EXPENSE
Total noninterest expense increased 5 percent or $13.6 million to $307.7 million in third quarter 2019 from $294.0 million in third quarter 2018, largely driven by a net increase in loss accruals related to legal matters. Additionally, increases in expenses associated with Visa-related derivative valuation adjustments and restructuring and rebranding expenses also contributed to the expense increase in third quarter 2019. These expense increases were partially offset by lower acquisition-and integration-related expenses compared to third quarter 2018.
For the nine months ended September 30, 2019, total noninterest expense decreased 4 percent or $35.9 million to $904.2 million from $940.1 million for the nine months ended September 30, 2018. The decrease in noninterest expense for the year-to-date period of 2019 was largely driven by lower acquisition-and integration-related expenses and a decrease in FDIC premium expense compared to the prior year. Additionally, a company-wide focus on efficiency initiatives and expense savings also contributed to the decrease in noninterest expense for the nine months ended September 30, 2019. These expense decreases were somewhat offset by restructuring and rebranding expenses recognized in 2019.
Employee Compensation, Incentives, and Benefits
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased 1 percent in third quarter 2019 to $167.0 million from $164.8 million in third quarter 2018. The increase in personnel expense in third quarter 2019 was primarily driven by an increase in variable compensation associated with higher fixed income sales revenue and severance-related costs associated with restructuring, repositioning, and efficiency initiatives recognized in third quarter 2019. These expense increases were somewhat offset by a decrease in acquisition- and integration-related expenses and a reduction in headcount relative to the prior year.
For the nine months ended September 30, 2019, personnel expense was $516.6 million, up 3 percent from $502.0 million for the nine months ended September 30, 2018. The factors that contributed to the quarterly increase in personnel expense also drove the increase in personnel expense for the nine months ended September 30, 2019. Additionally, an increase in deferred compensation expense driven by equity market valuations also contributed to the increase in personnel expense for the year-to-date period of 2019.
Professional Fees
Professional fees increased to $14.9 million and $38.5 million for the three and nine months ended September 30, 2019 from $9.3 million and $37.0 million for the same periods of 2018. The increase in professional fees was primarily driven by higher restructuring costs associated with the identification of efficiency opportunities within the organization, strategic initatives and rebranding expenses recognized in 2019, somewhat offset by lower acquisition- and integration-related expense primarily associated with the CBF acquisition.
Operations Services
Operations services expense decreased 11 percent to $11.6 million in third quarter 2019 from $13.1 million in third quarter 2018. For the nine months ended September 30, 2019, operations services expense decreased 20 percent to $34.8 million from $43.3 million in the nine months ended September 30, 2018. The decrease in both periods was primarily driven by the reduction of third-party vendors following the completion of integration of the CBF merger, as well as lower acquisition- and integration-related expenses primarily related to the CBF acquisition.
Equipment rentals, depreciation, and maintenance
Equipment rentals, depreciation, and maintenance expense decreased 13 percent and 16 percent to $8.2 million and $25.4 million for the three and nine months ended September 30, 2019, from $9.4 million and $30.1 million for the three and nine months ended September 30, 2018. The decrease in equipment rentals, depreciation, and maintenance expense in both periods was due in large part to branch optimization, consolidation efforts and planned merger synergies. Additionally, for the year-to-date period of 2018, expense levels included higher acquisition- and integration-related expenses primarily related to the CBF acquisition.
Advertising and Public Relations

Expenses associated with advertising and public relations were $6.6 million and $8.4 million in third quarter 2019 and 2018, respectively. For the nine months ended September 30, 2019, advertising and public relations expense was $19.5 million, up $2.4 million from $17.0 million for the nine months ended September 30, 2018. For the year-to-date period 2019, FHN recognized higher advertising expense due in large part to promotional branding campaigns and targeted marketing in new markets.
FDIC Premium Expense
FDIC premium expense decreased 29 percent and 47 percent from $7.9 million and $26.4 million for the three and nine September 30, 2018 to $5.6 million and $14.1 million for the three and nine months September 30, 2019. The decrease in FDIC premium expense is primarily due to the end of an FDIC assessment surcharge starting with fourth quarter 2018.
Legal fees
Legal fees increased to $4.9 million and $14.2 million for the three and nine months ended September 30, 2019, from $2.5 million and $7.7 million for the three and nine months ended September 30, 2018. Legal fees fluctuate primarily based on the status, timing, type, and composition of cases or other projects.
Contract Employment and Outsourcing
Expenses associated with contract employment and outsourcing decreased to $3.3 million and $9.7 million for the three and nine months ended September 30, 2019 from $4.3 million and $14.3 million for the three and nine months ended June 30, 2018. The decrease was primarily driven by the completion of acquisition- and integration- related projects primarily associated with the CBF acquisition.
Other Noninterest Expense
Other expense includes losses from litigation and regulatory matters, customer relations expenses, travel and entertainment expenses, other insurance and tax expense, supplies, miscellaneous loan costs, costs associated with employee training and dues, expenses associated with the non-service components of net periodic pension and post-retirement cost, tax credit investments expense, expenses associated with OREO, and various other expenses.
All other expenses increased to $39.7 million in third quarter 2019 from $25.7 million in third quarter 2018. The increase was primarily due to a $13.1 million net increase in loss accruals related to legal matters and $4.0 million in Visa-related derivative valuation adjustments recognized in third quarter 2019. Additionally, a $1.8 million increase in customer relations expense (associated with development costs), $1.7 million of costs associated with FHN’s restructuring and rebranding initiatives primarily related to asset impairments, and a $.9 million increase in acquisition- and integration-related expenses also contributed to the expense increase in third quarter 2019. These expense increases were somewhat offset by broad-based cost savings driven by strategic-focus on expense optimization in 2019.
For the nine months ended September 30, 2019, all other expenses decreased 21 percent to $88.7 million from $112.0 million for the nine months ended September 30, 2018, primarily due to a $37.9 million decrease in acquisition- and integration-related expenses. FHN’s strategic focus on expense optimization also contributed to the overall decline in other noninterest expense during the 2019, but was somewhat offset by $21.8 million in costs associated with restructuring and rebranding initiatives primarily related to assets impairments. Additionally, a $2.7 million net increase in loss accruals related to legal matters and a $2.6 million increase in customer relations expense also offset a portion of the overall expense decline for the nine months ended September 30, 2019. In 2019, FHN recognized $3.9 million of expense associated with Visa-related derivative valuation adjustments compared to $4.9 million recognized in 2018.
The following table provides detail regarding FHN’s other expense.

Table 4—Other Expense

	Three Months Ended September 30		Percent Change	Nine Months Ended September 30		Percent Change
(Dollars in thousands)	2019	2018		2019	2018
Other expense:
Litigation and regulatory matters (a)	$11,534	$(1,541)	NM	$3,317	$609	NM
Customer relations	3,165	1,328	NM	6,304	3,749	68%
Travel and entertainment	2,849	3,988	(29)%	8,467	12,102	(30)%
Other insurance and taxes	2,475	2,761	(10)%	7,664	8,178	(6)%
Supplies	1,668	1,635	2%	4,814	5,458	(12)%
Miscellaneous loan costs	1,017	543	87%	2,901	2,720	7%
Employee training and dues	1,003	1,682	(40)%	3,711	5,310	(30)%
Non-service components of net periodic pension and post-retirement cost	986	1,585	(38)%	1,977	3,619	(45)%
Tax credit investments	407	1,370	(70)%	1,349	3,586	(62)%
OREO	342	1,256	(73)%	1	2,174	NM
Other	14,231	11,094	28%	48,169	64,527	(25)%
Total	$39,677	$25,701	54%	$88,674	$112,032	(21)%
NM – Not meaningful

(a)
Litigation and regulatory matters for the nine months ended September 30, 2019 includes an $8.3 million expense reversal related to the settlement of litigation matters within the Non-Strategic segment during second quarter 2019. For the three and nine months ended September 30, 2018, litigation and regulatory matters includes a $1.6 million expense reversal related to a recovery of prior litigation losses within the Regional Banking segment.

INCOME TAXES
FHN recorded an income tax provision of $35.8 million in third quarter 2019, compared to $83.9 million in third quarter 2018. For the nine months ended September 30, 2019 and 2018, FHN recorded an income tax provision of $97.3 million and $133.6 million, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was approximately 24 percent and 23 percent, respectively, compared to 23 percent for the three and nine months ended September 30, 2018. For the three and nine months ended September, 2018, the higher income tax provision was largely related to the $212.9 million gain on sale of Visa derivative previously mentioned.
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
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2019, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $222.9 million and $161.7 million, respectively, resulting in a net DTA of $61.3 million at September 30, 2019, compared with a net DTA of $127.9 million at December 31, 2018.
As of September 30, 2019, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $43.8 million and $3.4 million, respectively, which will expire at various dates.
Other than a small valuation allowance against state NOLs, FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

Beginning in first quarter 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. The net charges for restructuring, repositioning, and efficiency initiatives were $7.8 million and $38.7 million, respectively, for the three and nine months ended September 30, 2019, primarily associated with asset impairments, severance and other employee costs, and professional fees. Due to the broad nature of the actions being taken, many components of expense are expected to benefit from the current efficiency initiatives. See Note 18 - Restructuring, Repositioning, and Efficiency for additional information.

STATEMENT OF CONDITION REVIEW
Total period-end assets were $43.7 billion on September 30, 2019, up from $40.8 billion on December 31, 2018. The increase in period-end assets was primarily driven by strong loan growth. Additionally, a net increase in non-earning assets (including ROU assets) also contributed to the increase in period-end assets, but was somewhat offset by decreases in other earning assets (primarily interest-bearing cash), available-for-sale ("AFS") securities and loans held-for-sale (“HFS”). Effective January 1, 2019, FHN adopted ASU 2016-02, “Leases” and all related ASUs and began recording right-of-use (“ROU”) lease assets and lease liabilities in Other assets and Other liabilities which contributed to the increase in period-end and average assets and liabilities in the nine months ended September 30, 2019 relative to the prior year. Average assets increased 4 percent from $40.3 billion in fourth quarter 2018 to $41.9 billion in third quarter 2019. The increase in average assets was driven by the same factors impacting period-end assets.
Total period-end liabilities were $38.7 billion on September 30, 2019, a 7 percent increase from $36.0 billion on December 31, 2018. The net increase in period-end liabilities was primarily due to increases in short-term borrowings and lease liabilities, somewhat offset by a decrease in deposits. In third quarter 2019, average liabilities increased to $37.0 billion from $35.6 billion in fourth quarter 2018. The increase in average liabilities was also largely driven by higher balances of short-term borrowings and lease liabilities. On an average basis, an increase in deposits relative to fourth quarter 2018 also contributed to the increase in total liabilities.
EARNING ASSETS
Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased 4 percent and 5 percent to $37.4 billion in third quarter 2019 from $35.8 billion and $35.6 billion, respectively, in fourth quarter 2018 and third quarter 2018. A more detailed discussion of the major line items follows.
Loans
Period-end loans increased 14 percent to $31.3 billion as of September 30, 2019 from $27.5 billion on December 31, 2018 and $27.4 billion as of September 30, 2018. Average loans for third quarter 2019 increased to $30.0 billion from $27.2 billion in fourth quarter 2018 and $27.3 billion in third quarter 2018. The increase in period-end and average loan balances compared to both prior periods was primarily due to net loan growth within the Regional Bank, somewhat offset by run-off within the non-strategic portfolios.
In third quarter 2019, FHN corrected a previous mis-classification of commercial loans and reclassified approximately $410 million of market investor CRE loans from the C&I portfolio to the CRE portfolio. These loans were identified during an internal review and assessment by management of certain loan populations, a portion of which relate to loans acquired as part of the Capital Bank merger. The reclassification of these loan balances between regional banking portfolios did not have an impact on FHN’s consolidated period-end or average balance sheet and had an immaterial effect on the allowance for loan losses. No adjustments were made to prior periods as the impact of the reclassification, including the effect on the allowance for loan losses was deemed to be immaterial in all periods.

Table 5—Average Loans

	Quarter Ended September 30, 2019		Quarter Ended December 31, 2018
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$18,965,829	63%	$15,952,608	59%	19%
Commercial real estate	4,269,425	14	4,170,186	15	2
Total commercial	23,235,254	77	20,122,794	74	15
Consumer:
Consumer real estate (a)	6,094,274	20	6,274,799	23	(3)
Permanent mortgage	189,214	1	228,184	1	(17)
Credit card, OTC and other	497,646	2	528,866	2	(6)
Total consumer	6,781,134	23	7,031,849	26	(4)
Total loans, net of unearned income	$30,016,388	100%	$27,154,643	100%	11%

(a)	Balance as of September 30, 2019 and December 31, 2018, includes $12.9 million and $16.7 million of restricted and secured real estate loans, respectively.

C&I loans are the largest component of the loan portfolio comprising 63 percent of total loans in third quarter 2019 and 59 percent in fourth quarter 2018. C&I loans increased 19 percent, or $3.0 billion, from fourth quarter 2018 largely driven by strong loan growth within the mortgage warehouse lending and commercial portfolios of Regional Banking. Growth in other specialty lending areas within Regional Banking, such as energy, healthcare, and asset-based lending also meaningfully contributed to the overall growth in average C&I loans in third quarter 2019 compared to fourth quarter 2018. Commercial real estate loans experienced a net increase of 2 percent to $4.3 billion in third quarter 2019.
Average consumer loans declined 4 percent, or $.3 billion, from fourth quarter 2018 to $6.8 billion in third quarter 2019, largely driven by the continued wind-down of portfolios within the Non-strategic segment.
Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities were $4.4 billion on September 30, 2019 compared to $4.6 billion on December 31, 2018. Average investment securities were $4.4 billion in third quarter 2019 and $4.6 billion in fourth quarter 2018, representing 12 percent and 13 percent of average earning assets in third quarter 2019 and fourth quarter 2018, respectively. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted returns.
Loans Held-for-Sale
Loans HFS consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. On September 30, 2019 loans HFS were $554.8 million, down from $679.1 million on December 31, 2018. The average balance of loans HFS decreased to $455.2 million in third quarter 2019 from $714.4 million in fourth quarter 2018. The decrease in period-end and average loans HFS was primarily driven by decreases in small business loans, somewhat offset by increases in USDA loans. During third quarter 2019, the remaining UPB related to a mortgage lending relationship was converted to the underlying collateral which somewhat offset the overall decrease in both period-end and average balances. Additionally, the sale of a subsidiary resulted in the removal of approximately $25 million UPB of subprime consumer loans during second quarter 2019 also contributed to the decrease in both period-end and average balances.
Other Earning Assets
Other earning assets include trading securities, securities purchased under agreements to resell ("asset repos"), federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $2.5 billion in third quarter 2019, down from $3.4 billion in fourth quarter 2018. The decrease in other earning assets was primarily driven by decreases in interest bearing cash and fixed income trading inventory relative to fourth quarter 2018. Fixed income's trading inventory fluctuates daily based on customer demand. Other earning assets were $2.5 billion on September 30, 2019, down from $3.3 billion on December 31, 2018, primarily driven by lower levels of interest bearing cash. To a lesser extent, a decrease in FFS also contributed to the decrease in other earning assets, but was partially offset by an increase in asset repos. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades.
Non-earning assets
Period-end non-earning assets were $5.0 billion and $4.6 billion on September 30, 2019 and December 31, 2018, respectively. The increase was due to the recognition of ROU assets associated with the adoption of ASU 2016-02, "Leases," and higher levels of fixed income receivables and derivative assets, partially offset by a decrease in net deferred tax assets.
Deposits
Average deposits increased to $32.4 billion during third quarter 2019 from $31.8 billion in fourth quarter 2018 and $30.8 billion in third quarter 2018. The increase in average deposits from fourth quarter 2018 and third quarter 2018 was driven by increases in consumer and commercial interest deposits primarily as a result of FHN's strategic focus on growing deposits, partially offset by lower levels of market-indexed deposits, as FHN was able to utilize the influx of commercial and consumer interest-bearing deposits (as a more efficient source of funding) to meet loan demands. FHN's mix of interest-bearing deposits and noninterest-bearing deposits remained relatively consistent between periods.
Period-end deposits were $31.9 billion on September 30, 2019, down 2 percent from $32.7 billion on December 31, 2018, and up 3 percent from $31.0 billion on September 30, 2018. The decrease in deposits from December 31, 2018 was primarily due to a decrease in market-indexed deposits which more than offset the influx of consumer and consumer interest deposits and non-interest bearing deposits. On a period-end basis, deposits increased from September 30, 2018, driven by increases in consumer and commercial interest deposits and non-interest bearing deposits, somewhat offset by a decline in market-indexed deposits. The following table summarizes FHN's average deposits for quarters-ended September 30, 2019 and December 31, 2018.

Table 6—Average Deposits

	Quarter Ended September 30, 2019		Quarter Ended December 31, 2018
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer	$13,670,745	42%	$12,965,734	41%	5%
Commercial	6,321,835	20	5,900,136	19	7
Market-indexed (a)	4,143,012	13	4,947,192	16	(16)
Total interest-bearing deposits	24,135,592	75	23,813,062	75	1
Noninterest-bearing deposits	8,235,806	25	8,034,692	25	3
Total deposits	$32,371,398	100%	$31,847,754	100%	2%

(a)	Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.

Short-Term Borrowings
Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $2.6 billion in third quarter 2019, up 44 percent from $1.8 billion in fourth quarter 2018. As noted in the table below, the increase in short-term borrowings between third quarter 2019 and fourth quarter 2018 was primarily due to increases in FFP and other-short-term borrowings. FFP increased in 2019 primarily as an alternate source of wholesale funding. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Period-end short-term borrowings increased to $4.7 billion on September 30, 2019 from $1.5 billion on December 31, 2018. The increase in short-term borrowings on a period-end basis was primarily driven by increases in FHLB borrowings used to fund loan growth. To a lesser extent, increases in FFP and trading liabilities also contributed to the increase in short-term borrowings on a period-end basis. Trading liabilities fluctuates based on expectations of customer demand.

Table 7—Average Short-Term Borrowings

	Quarter Ended September 30, 2019		Quarter Ended December 31, 2018
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$886,445	34%	$334,036	18%	NM
Securities sold under agreements to repurchase	722,815	27	710,898	39	2%
Trading liabilities	501,203	19	543,696	30	(8)
Other short-term borrowings	535,585	20	244,413	13	NM
Total short-term borrowings	$2,646,048	100%	$1,833,043	100%	44%
NM - Not meaningful

Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Average and period-end term borrowings were $1.2 billion on September 30, 2019 and December 31, 2018.
Other Liabilities
Period-end other liabilities were $.9 billion on September 30, 2019, up from $.7 billion on December 31, 2018, primarily due to the recognition of lease liabilities associated with the adoption of ASU 2016-02, "Leases" and an increase in fixed income payables, somewhat offset by a decrease in derivative liabilities.
CAPITAL
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity increased to $5.0 billion on September 30, 2019 from $4.8 billion on December 31, 2018. Average equity increased to $5.0 billion in third quarter 2019 from $4.7 billion in fourth quarter 2018. The increase in period-end and average equity was primarily due to net income recognized since fourth quarter 2018, somewhat offset by common and preferred dividends paid and share repurchases (mentioned below). A decrease in accumulated other comprehensive income ("AOCI") also contributed to the increase in period-end and average equity and was largely the result of a decrease in unrealized losses associated with AFS debt securities.

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2019	December 31, 2018
Shareholders’ equity	$4,700,612	$4,489,949
FHN non-cumulative perpetual preferred	(95,624)	(95,624)
Common equity	$4,604,988	$4,394,325
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,511,653)	(1,529,532)
Net unrealized (gains)/losses on securities available-for-sale	(37,960)	75,736
Net unrealized (gains)/losses on pension and other postretirement plans	283,642	288,768
Net unrealized (gains)/losses on cash flow hedges	(5,028)	12,112
Disallowed deferred tax assets	(7,906)	(17,637)
Other deductions from common equity tier 1	(24)	(70)
Common equity tier 1	$3,326,059	$3,223,702
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—FTBNA preferred stock	257,475	246,047
Tier 1 capital	$3,679,158	$3,565,373
Tier 2 capital	386,148	374,744
Total regulatory capital	$4,065,306	$3,940,117
Risk-Weighted Assets
First Horizon National Corporation	$36,913,347	$33,002,595
First Tennessee Bank National Association	36,505,820	32,592,577
Average Assets for Leverage
First Horizon National Corporation	40,660,442	39,221,755
First Tennessee Bank National Association	39,865,747	38,381,985

	September 30, 2019		December 31, 2018
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	9.01%	$3,326,059	9.77%	$3,223,702
First Tennessee Bank National Association	9.29	3,391,861	9.81	3,197,725
Tier 1
First Horizon National Corporation	9.97	3,679,158	10.80	3,565,373
First Tennessee Bank National Association	10.10	3,686,677	10.72	3,492,541
Total
First Horizon National Corporation	11.01	4,065,306	11.94	3,940,117
First Tennessee Bank National Association	10.67	3,895,314	11.32	3,689,180
Tier 1 Leverage
First Horizon National Corporation	9.05	3,679,158	9.09	3,565,373
First Tennessee Bank National Association	9.25	3,686,677	9.10	3,492,541

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total

Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. Furthermore, beginning January 1, 2019, a capital conservation buffer of 50 basis points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and certain discretionary bonuses. As of September 30, 2019, both FHN and FTBNA had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. For both FHN and FTBNA, the risk-based regulatory capital ratios decreased in third quarter 2019 relative to fourth quarter 2018 primarily due to increased risk-weighted assets driven by loan growth which was partially offset by the impact of net income less dividends and share repurchases during the nine months ended September 30, 2019. Also, the Tier 1 leverage ratio declined for both FHNC and FTBNA as average assets for leverage in the third quarter 2019 increased relative to fourth quarter 2018. During the remainder of 2019 and into 2020, capital ratios are expected to remain above well capitalized standards plus the required capital conservation buffer.
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
Table 9a—Issuer Purchases of Common Stock - General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority along with an extension of the expiration date to January 31, 2021. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of September 30, 2019, $229.3 million in purchases had been made under this authority at an average price per share of $15.09, $15.07 excluding commissions.

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2019
July 1 to July 31	70	$16.44	70	$297,732
August 1 to August 31	1,724	15.70	1,724	270,654
September 1 to September 30	—	N/A	—	270,654
Total	1,794	$15.73	1,794
N/A - Not applicable
(a) Represents total costs including commissions paid.

Table 9b—Issuer Purchase of Common Stock - Compensation Authority
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of September 30, 2019, the maximum number of shares that may be purchased under the program was 24.9 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2019.

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2019
July 1 to July 31	1	$15.19	1	24,893
August 1 to August 31	4	15.57	4	24,889
September 1 to September 30	5	16.10	5	24,884
Total	10	$15.80	10

ASSET QUALITY

Loan Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Consumer loans are composed of consumer real estate; permanent mortgage; and credit card and other. FHN has a concentration of residential real estate loans (20 percent of total loans), the majority of which is in the consumer real estate portfolio (19 percent of total loans). Industry concentrations are discussed under the heading C&I below.
Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 28 and continuing to page 47. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2019, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2018.
COMMERCIAL LOAN PORTFOLIOS
C&I
The C&I portfolio was $20.3 billion on September 30, 2019, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of September 30, 2019, are in Tennessee (30 percent), North Carolina (10 percent), California (9 percent), Texas (6 percent), Florida (6 percent), Georgia (4 percent), South Carolina (3 percent), and Virginia (3 percent), with no other state representing more than 3 percent of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of September 30, 2019, and December 31, 2018. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 10—C&I Loan Portfolio by Industry

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$5,037,551	25%	$2,023,746	12%
Finance & insurance	2,768,184	13	2,766,041	17
Health care & social assistance	1,414,106	7	1,309,983	8
Real estate rental & leasing (a)	1,345,902	7	1,548,903	9
Wholesale trade	1,332,246	7	1,166,590	7
Accommodation & food service	1,276,187	6	1,171,333	7
Manufacturing	1,223,772	6	1,245,230	8
Other (education, arts, entertainment, etc) (b)	5,895,982	29	5,282,502	32
Total C&I loan portfolio	$20,293,930	100%	$16,514,328	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2019.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 38 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on September 30, 2019, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 25 percent of the C&I portfolio as of September 30, 2019, 12 percent as of December 31, 2018 and 13 percent as of September 30, 2018, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In third quarter 2019, 56 percent of the loans funded were home purchases and 44 percent were refinance transactions. During second quarter 2019, FHN recorded a $4.0 million partial charge-off on one mortgage warehouse relationship and classified the remaining UPB as nonaccrual. During third quarter 2019, $2.5 million of the charge-off was recovered and the remaining UPB was converted to the underlying collateral which is classified in loans held-for-sale and other receivables.
Finance and Insurance
The finance and insurance component represents 13 percent of the C&I portfolio as of September 30, 2019 compared to 17 percent as of December 31, 2018, and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2019, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of September 30, 2019, and December 31, 2018, one TRUP relationship was on interest deferral. During fourth quarter 2019, this relationship was returned to accrual.
During second quarter 2019, FHN sold one TRUP relationship with an unpaid principal balance ("UPB") of $16.0 million and valuation allowance of $1.0 million. In addition, FHN received a $4.1 million paydown on one TRUP relationship with a UPB of $31.0 million and valuation allowance of $.9 million. During third quarter 2019, one TRUP relationship with UPB of $12.0 million and no valuation allowance was redeemed. As a result of these transactions, FHN recognized a combined $1.1 million of income for the nine months ended September 30, 2019, which is presented in the Non-Strategic segment within Fixed Income in the Consolidated Condensed Statement of Income. As of September 30, 2019, the unpaid principal balance (“UPB”) of trust preferred loans totaled $237.4 million ($176.8 million of bank TRUPS and $60.7 million of insurance TRUPS) with the UPB of other bank-related loans totaling $307.1 million. Inclusive of a valuation allowance on TRUPS of $19.1 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $19.4 million or 4 percent of outstanding UPB.
C&I Asset Quality Trends
Overall, the C&I portfolio trends remain stable in 2019, continuing in line with recent historical performance. The C&I ALLL increased $15.2 million from December 31, 2018, to $114.1 million as of September 30, 2019, primarily due to loan growth, grade migration, and specific reserves related to two credits. The allowance as a percentage of period-end loans decreased 4 basis points to .56 percent as of September 30, 2019, compared to .60 percent as of year-end 2018. Nonperforming C&I loans increased $36.9 million from December 31, 2018, to $76.7 million on September 30, 2019. The nonperforming loan (“NPL”) ratio increased to .38 percent of C&I loans as of September 30, 2019, from .24 percent as of December 31, 2018. The increase in NPLs was primarily driven by four credits. The 30+ delinquency ratio increased 5 basis points to .11 percent as of September 30, 2019, primarily driven by one credit which became current during fourth quarter 2019. Third quarter 2019 experienced net charge-offs of $15.4 million compared to $8.1 million and $.3 million of net charge-offs in fourth quarter 2018 and third quarter 2018, respectively. Third quarter 2019 net charge-offs were primarily driven by two credits. The following table shows C&I asset quality trends by segment.

Table 11—C&I Asset Quality Trends by Segment

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$114,810		$1,286	$116,096
Charge-offs	(18,598)		—	(18,598)
Recoveries	3,244		1	3,245
Provision/(provision credit) for loan losses	14,478		(1,091)	13,387
Allowance for loan losses as of September 30	$113,934		$196	$114,130
Net charge-offs % (qtr. annualized)	0.33%		NM	0.32%
Allowance / net charge-offs	1.87	x	NM	1.87	x

	As of September 30
Period-end loans	$19,962,151		$331,779	$20,293,930
Nonperforming loans	73,979		2,725	76,704
Troubled debt restructurings	44,846		—	44,846
30+ Delinq. % (a)	0.11%		—%	0.11%
NPL %	0.37		0.82	0.38
Allowance / loans %	0.57		0.06	0.56

	2018 (b)
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$95,526		$1,308	$96,834
Charge-offs	(1,391)		—	(1,391)
Recoveries	1,044		8	1,052
Provision/(provision credit) for loan losses	3,829		(10)	3,819
Allowance for loan losses as of September 30	$99,008		$1,306	$100,314
Net charge-offs % (qtr. annualized)	0.01%		NM	0.01%
Allowance / net charge-offs	71.90	x	NM	74.66	x

	As of December 31
Period-end loans	$16,148,242		$366,086	$16,514,328
Nonperforming loans	36,888		2,888	39,776
Troubled debt restructurings	36,739		—	36,739
30+ Delinq. % (a)	0.06%		0.47%	0.06%
NPL %	0.23		0.79	0.24
Allowance / loans %	0.60		0.36	0.60
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In 2Q19, the homebuilder finance ("HBF") portfolio was retrospectively reclassed through 2Q18 from the Regional Banking segment to the Non-Strategic segment.

Commercial Real Estate
The CRE portfolio was $4.2 billion on September 30, 2019. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of September 30, 2019, are in North Carolina (29 percent), Tennessee (21 percent), Florida (13 percent), South Carolina (8 percent), Texas (8 percent), and Georgia (5 percent), with no other state representing more than 3 percent of the portfolio. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of office (26 percent), multi-family (21 percent), retail (19 percent), industrial (14 percent), hospitality (11 percent), land/land development (2 percent), and other (7 percent).
The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes, and on a limited basis, for developing residential subdivisions. After the fulfillment of existing commitments over the near term, the residential CRE class will be in a wind-down state with the expectation of full runoff in the foreseeable future.
CRE Asset Quality Trends
The CRE portfolio had continued strong performance as of September 30, 2019, with nonperforming loans down $1.1 million from December 31, 2018. The allowance increased to $35.6 million as of September 30, 2019, from $31.3 million as of December 31, 2018. Allowance as a percentage of loans increased 6 basis points from December 31, 2018, to .84 percent as of September 30, 2019. Nonperforming loans as a percentage of total CRE loans decreased 2 basis points from December 31, 2018, to .05 percent as of September 30, 2019. Accruing delinquencies as a percentage of period-end loans decreased to .04 percent as of September 30, 2019, from .06 percent as of December 31, 2018. Net charge-offs were $188 thousand in third quarter 2019 compared to net recovery of $258 thousand in third quarter 2018. The following table shows commercial real estate asset quality trends by segment.

Table 12—Commercial Real Estate Asset Quality Trends by Segment

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$29,215	$3,738	$32,953
Charge-offs	(369)	—	(369)
Recoveries	181	—	181
Provision/(provision credit) for loan losses	3,797	(937)	2,860
Allowance for loan losses as of September 30	$32,824	$2,801	$35,625
Net charge-offs % (qtr. annualized)	0.02%	—	0.02%
Allowance / net charge-offs	43.95	x	NM	47.70	x

As of September 30
Period-end loans	$4,171,561	$57,037	$4,228,598
Nonperforming loans	1,937	—	1,937
Troubled debt restructurings	1,845	—	1,845
30+ Delinq. % (a)	0.04%	—%	0.04%
NPL %	0.05	—	0.05
Allowance / loans %	0.79	4.91	0.84

2018 (b)
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$30,976	$2,856	$33,832
Charge-offs	(9)	—	(9)
Recoveries	252	15	267
Provision/(provision credit) for loan losses	(1,003)	828	(175)
Allowance for loan losses as of September 30	$30,216	$3,699	$33,915
Net charge-offs % (qtr. annualized)	NM	—	NM
Allowance / net charge-offs	NM	NM	NM

As of December 31
Period-end loans	$3,955,237	$75,633	$4,030,870
Nonperforming loans	2,991	—	2,991
Troubled debt restructurings	1,505	—	1,505
30+ Delinq. % (a)	0.06%	—%	0.06%
NPL %	0.08	—	0.07
Allowance / loans %	0.71	4.05	0.78
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In 2Q19, the HBF portfolio was retrospectively reclassed through 2Q18 from the Regional Banking segment to the Non-Strategic segment.

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $6.1 billion on September 30, 2019, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of September 30, 2019, are in Tennessee (54 percent), North Carolina (15 percent), Florida (13 percent), and California (3 percent), with no other state representing more than 3 percent of the portfolio. As of September 30, 2019, approximately 83 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 754 and refreshed FICO scores averaged 753 on September 30, 2019. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.3 billion of the consumer real estate portfolio as of September 30, 2019. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of September 30, 2019, approximately 75 percent of FHN's HELOCs are in the draw period compared to approximately 72 percent as of December 31, 2018. Based on when draw periods are scheduled to end per the line agreement, it is expected that $335.5 million, or 33 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 13—HELOC Draw To Repayment Schedule

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$53,289	5%	$67,523	6%
13-24	62,113	6	69,154	6
25-36	68,062	7	75,074	7
37-48	73,069	7	86,308	8
49-60	78,945	8	90,018	8
>60	667,146	67	715,390	65
Total	$1,002,624	100%	$1,103,467	100%

Consumer Real Estate Asset Quality Trends
Overall, performance of the consumer real estate portfolio remained strong in third quarter 2019. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated. That trend of increasing deterioration of ratios in the non-strategic segment is likely to continue and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. NPLs as a percentage of loans decreased 1 basis point from year-end to 1.31 percent as of September 30, 2019. The ALLL decreased $4.6 million from December 31, 2018, to $21.8 million as of September 30, 2019, with the majority of the decline attributable to the non-strategic segment. The allowance as a percentage of loans declined 6 basis points to .36 percent as of September 30, 2019, compared to year-end. The balance of nonperforming loans decreased $3.4 million to $79.2 million as of September 30, 2019. Loans delinquent 30 or more days and still accruing declined from $46.5 million as of December 31, 2018, to $35.5 million as of September 30, 2019. The portfolio realized net recoveries of $2.9 million in third quarter 2019 compared to net recoveries of $1.4 million in fourth quarter 2018 and net recoveries of $2.5 million in third quarter 2018. The following table shows consumer real estate asset quality trends by segment.

Table 14—Consumer Real Estate Asset Quality Trends by Segment

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$14,634	$8,223	$22,857
Charge-offs	(378)	(1,093)	(1,471)
Recoveries	1,124	3,225	4,349
Provision/(provision credit) for loan losses	(630)	(3,268)	(3,898)
Allowance for loan losses as of September 30	$14,750	$7,087	$21,837
Net charge-offs % (qtr. annualized)	NM	NM	NM
Allowance / net charge-offs	NM	NM	NM

As of September 30
Period-end loans	$5,759,113	$303,716	$6,062,829
Nonperforming loans	42,348	36,875	79,223
Troubled debt restructurings	48,531	59,784	108,315
30+ Delinq. % (a)	0.48%	2.62%	0.59%
NPL %	0.74	12.14	1.31
Allowance / loans %	0.26	2.33	0.36

2018 (b)
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$18,134	$16,021	$34,155
Charge-offs	(1,405)	(1,396)	(2,801)
Recoveries	1,014	4,288	5,302
Provision/(provision credit) for loan losses	(1,253)	(6,484)	(7,737)
Allowance for loan losses as of September 30	$16,490	$12,429	$28,919
Net charge-offs % (qtr. annualized)	0.03%	NM	NM
Allowance / net charge-offs	10.63	x	NM	NM

As of December 31
Period-end loans	$5,844,778	$404,738	$6,249,516
Nonperforming loans	39,080	43,568	82,648
Troubled debt restructurings	47,480	70,954	118,434
30+ Delinq. % (a)	0.58%	3.07%	0.74%
NPL %	0.67	10.76	1.32
Allowance / loans %	0.25	2.95	0.42
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In 2Q19, the HBF portfolio was retrospectively reclassed through 2Q18 from the Regional Banking segment to the Non-Strategic segment.

Permanent Mortgage
The permanent mortgage portfolio was $.2 billion on September 30, 2019. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through legacy businesses. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 28 percent of loan balances as of September 30, 2019, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off contributed to a majority of the $40.0 million decrease in permanent mortgage period-end balances from December 31, 2018, to September 30, 2019.
The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics have become skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased to $8.8 million as of September 30, 2019, from $11.0 million as of December 31, 2018. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 95 percent of the ALLL for the permanent mortgage portfolio as of September 30, 2019. Consolidated accruing delinquencies decreased to $7.0 million as of September 30, 2019, from $7.1 million as of year-end 2018. Nonperforming loans decreased $7.4 million from December 31, 2018, to $14.3 million as of September 30, 2019. The portfolio experienced net recoveries of $.7 million in third quarter 2019, compared to net recoveries of $.5 million in third quarter 2018. The following table shows permanent mortgage asset quality trends by segment.

Table 15—Permanent Mortgage Asset Quality Trends by Segment

	2019
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$71	N/A	$8,604	$8,675
Charge-offs	—	N/A	(2)	(2)
Recoveries	—	N/A	706	706
Provision/(provision credit) for loan losses	(14)	N/A	(528)	(542)
Allowance for loan losses as of September 30	$57	N/A	$8,780	$8,837
Net charge-offs % (qtr. annualized)	NM	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of September 30
Period-end loans	$3,820	$33,557	$145,090	$182,467
Nonperforming loans	218	1,643	12,426	14,287
Troubled debt restructurings	1,097	2,482	60,723	64,302
30+ Delinq. % (b)	5.84%	5.00%	3.50%	3.83%
NPL %	5.72	4.90	8.56	7.83
Allowance / loans %	1.48	N/A	6.05	4.84

	2018
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate (a)	Non-Strategic	Consolidated
Allowance for loan losses as of July 1	$92	N/A	$11,600	$11,692
Charge-offs	—	N/A	(15)	(15)
Recoveries	—	N/A	554	554
Provision/(provision credit) for loan losses	(7)	N/A	(1,126)	(1,133)
Allowance for loan losses as of September 30	$85	N/A	$11,013	$11,098
Net charge-offs % (qtr. annualized)	—%	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of December 31
Period-end loans	$3,988	$39,221	$179,239	$222,448
Nonperforming loans	346	1,707	19,657	21,710
Troubled debt restructurings	933	2,557	67,356	70,846
30+ Delinq. % (b)	7.32%	4.37%	2.87%	3.21%
NPL %	8.69	4.35	10.97	9.76
Allowance / loans %	1.90	N/A	6.10	4.95
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.5 billion as of September 30, 2019, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance remained steady at $12.7 million as of September 30, 2019, compared to December 31, 2018. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 69 basis points from December 31, 2018, to .94 percent as of September 30, 2019. Net charge-offs were $2.6 million in third quarter 2019 compared to $4.5 million in third quarter 2018.
Table 16—Credit Card and Other Asset Quality Trends by Segment

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of July 1	$12,119		$49		$12,168
Charge-offs	(3,300)		(597)		(3,897)
Recoveries	1,022		234		1,256
Provision/(provision credit) for loan losses	2,840		353		3,193
Allowance for loan losses as of September 30	$12,681		$39		$12,720
Net charge-offs % (qtr. annualized)	2.02%		2.84%		2.10%
Allowance / net charge-offs	1.40	x	0.03	x	1.21	x

	As of September 30
Period-end loans	$448,140		$44,869		$493,009
Nonperforming loans	24		320		344
Troubled debt restructurings	677		43		720
30+ Delinq. % (a)	0.65%		3.78%		0.94%
NPL %	0.01		0.72		0.07
Allowance / loans %	2.83		0.09		2.58

	2018 (b)
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of July 1	$8,888		$61		$8,949
Charge-offs	(3,852)		(1,414)		(5,266)
Recoveries	654		150		804
Provision/(provision credit) for loan losses	5,637		1,589		7,226
Allowance for loan losses as of September 30	$11,327		$386		$11,713
Net charge-offs % (qtr. annualized)	3.01%		4.47%		3.32%
Allowance / net charge-offs	0.89	x	0.08	x	0.66	x

	As of December 31
Period-end loans	$432,529		$85,841		$518,370
Nonperforming loans	34		590		624
Troubled debt restructurings	658		37		695
30+ Delinq. % (a)	0.89%		5.35%		1.63%
NPL %	0.01		0.69		0.12
Allowance / loans %	2.91		0.15		2.46
Certain amounts previously reported have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In 2Q19, the HBF portfolio was retrospectively reclassed through 2Q18 from the Regional Banking segment to the Non-Strategic segment.

The following table provides additional asset quality data by loan portfolio:
Table 17—Asset Quality by Portfolio

	September 30		December 31
	2019		2018
Key Portfolio Details
C&I
Period-end loans ($ millions)	$20,294		$16,515
30+ Delinq. % (a) (b)	0.11%		0.06%
NPL % (c)	0.38		0.24
Charge-offs % (qtr. annualized) (d)	0.32		0.20
Allowance / loans %	0.56%		0.60%
Allowance / net charge-offs	1.87	x	3.06	x
Commercial Real Estate
Period-end loans ($ millions)	$4,229		$4,031
30+ Delinq. % (a)	0.04%		0.06%
NPL %	0.05		0.07
Charge-offs % (qtr. annualized)	0.02		0.05
Allowance / loans %	0.84%		0.78%
Allowance / net charge-offs	47.70	x	15.45	x
Consumer Real Estate
Period-end loans ($ millions)	$6,063		$6,250
30+ Delinq. % (a)	0.59%		0.74%
NPL %	1.31		1.32
Charge-offs % (qtr. annualized)	NM		NM
Allowance / loans %	0.36%		0.42%
Allowance / net charge-offs	NM		NM
Permanent Mortgage
Period-end loans ($ millions)	$182		$222
30+ Delinq. % (a) (e)	3.83%		3.21%
NPL %	7.83		9.76
Charge-offs % (qtr. annualized)	NM		NM
Allowance / loans %	4.84%		4.95%
Allowance / net charge-offs	NM		NM
Credit Card and Other
Period-end loans ($ millions)	$493		$518
30+ Delinq. % (a)	0.94%		1.63%
NPL %	0.07		0.12
Charge-offs % (qtr. annualized)	2.10		3.32
Allowance / loans %	2.58%		2.46%
Allowance / net charge-offs	1.21	x	0.73	x
NM – Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	3Q19 increase in delinquencies as a percentage of total loans was primarily driven by one credit, which became current during fourth quarter 2019.

(c)	Increase in NPL as a percentage of total loans was primarily driven by four credits.

(d)	3Q19 increase in charge-offs as a percentage of loans was primarily driven by two credits.

(e)	3Q19 increase in delinquencies as a percentage of total loans was primarily driven by two credits.

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses increased to $193.1 million on September 30, 2019, from $180.4 million on December 31, 2018. The ALLL as of September 30, 2019, reflects stable asset quality, increasing Regional Banking loan balances, and declining Non-Strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, decreased 4 basis points to .62 percent on September 30, 2019, compared to December 31, 2018.
The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Provision expense was $15.0 million in third quarter 2019, compared to $2.0 million provision expense in third quarter 2018. Third quarter 2019 provision expense was driven by a charge-off associated with a single unreserved commercial credit, commercial loan growth, and grade migration.
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
Consolidated Net Charge-offs
Third quarter 2019 experienced net charge-offs of $14.6 million compared to $1.5 million of net charge-offs in third quarter 2018.
The commercial portfolio experienced $15.5 million of net charge-offs in third quarter 2019 compared to $.1 million in net charge-offs in third quarter 2018. Third quarter 2019 commercial charge-offs were driven by an $8.8 million partial charge-off on an energy credit and a $7.5 million partial charge-off on a healthcare credit. In addition, the consumer real estate portfolio experienced net recoveries of $2.9 million in third quarter 2019 compared to $2.5 million of net recoveries during third quarter 2018. Permanent mortgage and credit card and other experienced net charge-offs of $1.9 million in third quarter 2019 compared to $3.9 million a year ago.
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
Total nonperforming assets (including NPLs HFS) increased to $194.5 million on September 30, 2019, from $175.5 million on December 31, 2018. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) decreased to .61 percent as of September 30, 2019, compared to .62 percent as of December 31, 2018. Portfolio nonperforming loans increased to $172.5 million as of September 30, 2019, from $147.7 million as of December 31, 2018. The increase in nonperforming loans was driven by the C&I portfolio.
The ratio of the ALLL to NPLs in the loan portfolio was 1.12 times as of September 30, 2019, compared to 1.22 times as of December 31, 2018. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 18 provides an activity rollforward of OREO balances for September 30, 2019 and 2018. The balance of OREO, exclusive of inventory from government insured mortgages, decreased to $17.8 million as of September 30, 2019, from $25.7 million as of September 30, 2018, driven by the sale of OREO. Moreover, property values have stabilized which also affects the balance of OREO.
Table 18—Rollforward of OREO

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$16,593	$26,457	$22,387	$39,566
Valuation adjustments	(282)	(776)	(256)	(2,198)
New foreclosed property	2,862	7,378	5,863	11,430
Disposal	(1,357)	(7,333)	(10,178)	(23,072)
Ending balance, September 30 (a)	$17,816	$25,726	$17,816	$25,726

(a)	Excludes OREO and receivables related to government insured mortgages of $9.7 million and $3.5 million as of September 30, 2019 and 2018, respectively.

The following table provides consolidated asset quality information for the three months ended September 30, 2019 and 2018, and as of September 30, 2019, and December 31, 2018:
Table 19—Asset Quality Information

	Three Months Ended September 30
(Dollars in thousands)	2019		2018
Allowance for loan losses:
Beginning balance on July 1	$192,749		$185,462
Provision/(provision credit) for loan losses	15,000		2,000
Charge-offs	(24,337)		(9,482)
Recoveries	9,737		7,979
Ending balance on September 30	$193,149		$185,959
Reserve for remaining unfunded commitments	6,890		7,581
Total allowance for loan losses and reserve for unfunded commitments	$200,039		$193,540
Key ratios
Allowance / net charge-offs (a)	3.33	x	31.20	x
Net charge-offs % (b)	0.19%		0.02%

	As of September 30		As of December 31
Nonperforming Assets by Segment	2019		2018
Regional Banking:
Nonperforming loans (c) (d)	$118,506		$79,339
OREO (e)	13,408		18,535
Total Regional Banking	131,914		97,874
Non-Strategic:
Nonperforming loans (c)	52,346		66,703
Nonperforming loans held-for-sale net of fair value adjustment (c)	4,199		5,328
OREO (e)	4,408		3,852
Total Non-Strategic	60,953		75,883
Corporate:
Nonperforming loans (c)	1,643		1,707
Total Corporate	1,643		1,707
Total nonperforming assets (c) (e)	$194,510		$175,464
NM - Not meaningful.

(a)	Ratio is total allowance divided by annualized net charge-offs.

(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

(c)	Excludes loans that are 90 or more days past due and still accruing interest.

(d)	Increase in nonperforming loans driven by four credits.

(e)	Excludes OREO from government-insured mortgages.

	As of September 30		As of December 31
	2019		2018
Loans and commitments:
Total period-end loans, net of unearned income	$31,260,833		$27,535,532
Potential problem assets (a)	304,981		316,952
Loans 30 to 89 days past due	49,563		42,703
Loans 90 days past due (b) (c)	21,112		32,461
Loans held-for-sale 30 to 89 days past due (c)	4,697		5,790
Loans held-for-sale 30 to 89 days past due—guaranteed portion (c) (d)	4,302		4,848
Loans held-for-sale 90 days past due (c)	6,071		7,368
Loans held-for-sale 90 days past due—guaranteed portion (c) (d)	6,028		7,237
Remaining unfunded commitments	$11,397,521		$10,884,975
Key ratios
Allowance / loans %	0.62%		0.66%
Allowance / NPL	1.12	x	1.22	x
NPA % (e)	0.61%		0.62%
NPL %	0.55%		0.54%

(a)	Includes past due loans.

(b)	Excludes loans classified as held-for-sale.

(c)	Amounts are not included in nonperforming/nonaccrual loans.

(d)	Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $21.1 million on September 30, 2019, compared to $32.5 million on December 31, 2018. Loans 30 to 89 days past due were to $49.6 million on September 30, 2019, compared to $42.7 million on December 31, 2018. The increase was primarily driven by the C&I portfolio.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $305.0 million on September 30, 2019, $317.0 million on December 31, 2018, and $266.4 million on September 30, 2018. The decrease in potential problem assets compared to December 31, 2018 was due to several factors, including upgrades, a couple of credits moving to nonaccrual, and a net decrease in classified commercial loans. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
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
On September 30, 2019 and December 31, 2018, FHN had $220.0 million and $228.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $21.2 million and $27.7 million, or 10 percent and 12 percent of TDR balances, as of September 30, 2019 and December 31, 2018, respectively. Additionally, FHN had $52.6 million and $57.8 million of HFS loans classified as TDRs as of September 30, 2019 and December 31, 2018, respectively.

The following table provides a summary of TDRs for the periods ended September 30, 2019 and December 31, 2018:
Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of September 30, 2019	As of December 31, 2018
Held-to-maturity:
Permanent mortgage:
Current	$51,115	$54,114
Delinquent	2,913	2,367
Non-accrual (a)	10,274	14,365
Total permanent mortgage	64,302	70,846
Consumer real estate:
Current	63,189	68,960
Delinquent	1,648	2,311
Non-accrual (b)	43,478	47,163
Total consumer real estate	108,315	118,434
Credit card and other:
Current	653	665
Delinquent	67	30
Non-accrual	—	—
Total credit card and other	720	695
Commercial loans:
Current	11,394	13,246
Delinquent	—	831
Non-accrual	35,297	24,167
Total commercial loans	46,691	38,244
Total held-to-maturity	$220,028	$228,219
Held-for-sale:
Current	$39,658	$42,574
Delinquent	8,631	10,041
Non-accrual	4,285	5,209
Total held-for-sale	52,574	57,824
Total troubled debt restructurings	$272,602	$286,043

(a)	Balances as of September 30, 2019 and December 31, 2018, include $2.8 million and $3.6 million, respectively, of discharged bankruptcies.

(b)	Balances as of September 30, 2019 and December 31, 2018, include $11.7 million and $13.0 million, respectively, of discharged bankruptcies.
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

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019			As of September 30, 2019
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$824	$1,341	$503	$1,086	$1,907	$503	$1,092
SVaR	4,854	6,733	3,157	6,427	9,629	3,157	6,640
10-day
VaR	2,389	4,055	1,499	2,799	4,518	1,499	3,460
SVaR	13,927	20,839	8,803	17,450	28,086	8,803	19,743

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018			As of September 30, 2018
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,705	$2,660	$1,355	$1,733	$2,660	$1,148	$1,688
SVaR	8,686	10,450	7,779	9,336	11,918	6,576	8,537
10-day
VaR	3,289	4,129	2,697	3,685	4,589	2,601	3,480
SVaR	22,773	27,665	19,153	25,863	32,343	19,153	22,478

				Year Ended December 31, 2018			As of December 31, 2018
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$1,728	$2,660	$1,148	$1,878
SVaR				9,191	11,918	6,576	8,881
10-day
VaR				3,735	5,124	2,601	3,258
SVaR				24,762	32,343	16,257	21,621
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of September 30, 2019		As of September 30, 2018		As of December 31, 2018
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1,379	$7,182	$878	$2,192	$618	$1,514
Credit spread risk	661	1,407	322	589	394	596

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
Based on a static balance sheet as of September 30, 2019, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances of .8 percent, 1.4 percent, 2.8 percent, and 4.4 percent, respectively compared to base NII. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of .8 percent. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.2 percent. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of .9 percent and 2.8 percent. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
During the past few years, the movement of short term interest rates higher after a prolonged period of very low interest rates has had an overall positive effect on FHN's NII and NIM. More recently, the Federal Reserve has lowered short term interest rates. However, competitive pressures have caused FHN’s deposit costs to fall slower than the long term “through the cycle” assumptions made in its simulation model. Of the many assumptions made in its simulation model, deposit pricing and deposit mix are two that can have a meaningful impact on measured results. For example, in the analysis presented above, interest bearing deposit rates are assumed to decrease by 25 basis points in the -50 basis point scenario. As the September rate cut was late in the quarter, not all existing deposits have repriced, leaving opportunity for deposit rates to decline further in the -50 basis point scenario. If interest bearing deposit costs were to decline 5 percent less than currently assumed in the -50 basis point scenario, the 2.8 percent unfavorable variance in NII disclosed above for that scenario would deteriorate to a 3.1 percent unfavorable variance.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($3.4 billion was available at September 30, 2019), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 102 percent on September 30, 2019 compared to 100 percent on December 31, 2018.
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
Both FHN and FHB may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2014, FHB issued $400 million of fixed rate senior notes due in December 2019. In October 2015, FHN issued $500 million of fixed rate senior notes due in December 2020. FHB early redeemed the $400.0 million senior debt on November 1, 2019.
Both FHN and FHB have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of September 30, 2019, FHB and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through FHB common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of FHB to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow FHB to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to FHB’s retained net income for the two most recent completed years plus the current year to date. For any period, FHB’s ‘retained net income’ generally is equal to FHB’s regulatory net income reduced by the preferred and common dividends declared by FHB. Excess dividends in either of the two most recent completed years may be offset with available retained net income in the two years immediately preceding it. Applying the dividend restrictions imposed under applicable federal rules as outlined above, the Bank’s total amount available for dividends was $245.9 million as of October 1, 2019. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. FHB declared and paid common dividends to the parent company in the amount of $110.0 million in first and second quarter 2019, $60.0 million in third quarter 2019, $65.0 million in fourth quarter 2019, and $420.0 million in 2018. FHB declared and paid preferred dividends in first, second and third quarter 2019 and each quarter of 2018. Additionally, FHB declared preferred dividends in fourth quarter 2019, payable in January 2020.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from FHB. Beginning January 1, 2019, the ability to pay dividends for both FHN and FHB is restricted if capital ratios fall below regulatory minimums for Common Equity Tier 1, Tier 1, Total Capital ratios plus a 2.5 percent capital conservation buffer or 50 basis points above the capital ratios required to be considered well-capitalized. Additionally, the banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.14 per common share on October 1, 2019, and in October 2019 the Board approved a $.14 per common share cash dividend payable on January 2, 2020, to shareholders of record on December 13, 2019. FHN paid a cash dividend of $1,550.00 per preferred share on October 10, 2019, and in October 2019 the Board approved a $1,550.00 per preferred share cash dividend payable on January 10, 2020, to shareholders of record on December 26, 2019.

CASH FLOWS
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018. The level of cash and cash equivalents increased $90.4 million during 2019 compared to a decrease of $8.8 million in 2018. In 2019, cash provided by financing and operating activities was more than cash used by investing activities. In 2018, cash used by financing and operating activities was more than cash provided by investing activities.
Net cash provided by financing activities was $1.8 billion in 2019, primarily driven by an increase in short-term borrowings somewhat offset by a decrease in deposits, share repurchases and cash dividends paid during 2019. The increase in short-term borrowings was primarily the result of an increase in FHLB borrowings, which fluctuate largely based on loan demand, deposit levels and balance sheet funding strategies. Net cash provided by operating activities was $716.6 million in 2019 due in large part to net cash inflows of $1.3 billion related to fixed income trading activities and favorably driven cash-related net income items. Cash outflows of $913.9 million related to loans HFS negatively impacted operating cash flows during the nine months ended September 30, 2019, as purchases of government guaranteed loans outpaced sales, including the sale of approximately $25 million UPB of subprime consumer loans. Net cash used by investing activities was $2.4 billion in 2019, largely driven by an increase in loan balances somewhat offset by a decrease in interest-bearing cash and a net decrease in AFS debt securities, as maturities and sales outpaced purchases.
Net cash used in financing activities was $1.2 billion in 2018, driven by a decrease in short-term borrowings and to a lesser extent cash dividends paid, somewhat offset by an increase in deposits. The decrease in short-term borrowings was primarily the result of a decline in FHLB borrowings, which fluctuate largely based on loan demand, deposit levels and balance sheet funding strategies. Net cash used by operating activities was $130.8 million in 2018 largely driven by cash outflows of $964.2 million related to a net increase in loans HFS, as purchases of government guaranteed loans outpaced sales, including the sale of approximately $120 million UPB of subprime auto loans. These cash outflows were somewhat offset by a net decrease in fixed income trading activities of $372.4 million and favorably driven cash-related net income items. Net cash provided by investing activities was $1.3 billion in 2018, due in large part to a decrease in interest-bearing cash. Net decreases in the loan and AFS securities portfolios also favorably impacted investing cash flows in 2018. Additionally, proceeds from the sales of FHN's remaining Visa Class B shares, TRUPs loans and OREO during 2018 also favorably impacted investing cash flows during the nine months ended September 30, 2018. Cash paid associated with the cancellation of common shares in connection with CBF dissenting shareholders and cash paid related to the divestiture of two branches negatively impacted investing cash flows during the nine months ended September 30, 2018.
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
The following table provides a rollforward of the legacy mortgage repurchase liability for the three and nine months ended September 30, 2019 and 2018:
Table 23—Reserves for Repurchase and Foreclosure Losses

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Legacy Mortgage
Beginning balance	$17,520	$32,223	$31,623	$33,556
Provision/(provision credit) for repurchase and foreclosure losses	(22)	(562)	(1,007)	(886)
Net realized losses (a)	(269)	174	(13,387)	(835)
Balance on September 30	$17,229	$31,835	$17,229	$31,835
(a) Nine months ended September 30, 2019 includes a $12.6 million payment related to a complete settlement with a single party during second quarter 2019.

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
In 2018, the Federal Reserve raised short-term interest rates by .25 percent four times following similar, but less frequent, raises starting in 2015. These actions, along with a decline in long-term interest rates, flattened the yield curve. Early in 2019, the Federal Reserve signaled the possibility of pausing further increases in short-term interest rates while economic trends were evaluated. In third quarter 2019, the Federal Reserve cut short-term rates, implementing .25 percent rate cuts in July and again in September. This volatility in 2019 has contributed to improved performance in warehouse lending in the Regional Banking segment and FHN's Fixed Income segment year-to-date. Lower short-term interest rates are likely to compress FHN's net interest margin in the near term. However, lower rates might modestly stimulate the economy, which would benefit FHN.
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
Lastly, while FHN has resolved most matters from the legacy mortgage business, some remain unresolved. The timing or financial impact of resolution of these matters cannot be predicted with accuracy. Accordingly, the non-strategic segment is expected to occasionally and unexpectedly impact FHN’s overall quarterly results negatively or positively with reserve accruals or releases. Also, although new legacy matters of significance arise at a much slower pace than in years past and some formerly common legal claims no longer can be made due to the passage of time, potential for new legacy matters remains.
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

NON-GAAP INFORMATION
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$4,962,341	$4,611,302	$4,880,806	$4,579,391
Less: Average noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624	95,624	95,624
(A) Total average common equity	$4,571,286	$4,220,247	$4,489,751	$4,188,336
Less: Average intangible assets (GAAP) (b)	1,572,312	1,572,886	1,578,458	1,570,139
(B) Average Tangible Common Equity (Non-GAAP)	$2,998,974	$2,647,361	$2,911,293	$2,618,197
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$434,469	$1,072,318	$425,011	$591,617
Ratios
(C)/(A) Return on average common equity (“ROCE”) (GAAP) (c)	9.50%	25.41%	9.47%	14.13%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	14.49	40.51	14.60	22.60

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

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 117 of this report and the subsections entitled “Market Risk Management” beginning on page 117 and “Interest Rate Risk Management” beginning on page 120 of this report, and

(b)	Note 15 to the Consolidated Condensed Financial Statements appearing on pages 53-59 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018, including in particular the section entitled “Risk Management” beginning on page 48 of that Report and the subsections entitled “Market Risk Management” beginning on page 49 and “Interest Rate Risk Management” beginning on page 51 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 150-156 of Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

(c)
The "Common Stock Purchase Programs” section including tables 9(a) and 9(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 97 of this report, is incorporated herein by reference.

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

10.1	Rate applicable to participating directors and officers under the Directors and Executive Deferred Compensation Plan	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Condition at September 30, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2019 and 2018; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018; (iv) Consolidated Condensed Statements of Equity for the Nine Months Ended September 30, 2019 and 2018; (v) Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018; (vi) Notes to Consolidated Condensed Financial Statements.

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

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: November 8, 2019	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)